Form 10-Q
period 1995-09-30
GERMAN AMERICAN BANCORP
filed 1995-11-13
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
I X I Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the Quarterly Period Ended September 30, 1995 Or

I      I Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of
     1934 for the Transition Period From                 to
                                         ---------------    ----------------


Commission File Number 0-11244



                            GERMAN AMERICAN BANCORP
             (Exact name of registrant as specified in its charter)

             INDIANA
35-1547518
 (State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)

                711 Main Street, Box 810, Jasper, Indiana  47546
              (Address of Principal Executive Offices and Zip Code) Registrant's telephone number, including area code: (812) 482-1314


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES            NO
                 ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class
Outstanding at November 10, 1995
Common Stock, $10.00 par value
1,738,863




                            GERMAN AMERICAN BANCORP

                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.
      Consolidated Balance Sheets -- September 30, 1995 and
      December 31, 1994

      Consolidated Statements of Income -- Three Months Ended
      September 30, 1995 and 1994

      Consolidated Statements of Income -- Nine Months Ended
      September 30, 1995 and 1994

      Consolidated Statements of Cash Flows -- Nine Months Ended
      September 30, 1995 and 1994

      Notes to Consolidated Financial Statements -- September 30, 1995


Item 2.
      Management's Discussion and Analysis of
      Financial Condition and Results of Operation


PART II.  OTHER INFORMATION

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES




PART 1. FINANCIAL INFORMATION                  GERMAN AMERICAN BANCORP
ITEM 1.: FINANCIAL STATEMENTS                CONSOLIDATED BALANCE SHEETS
                              (dollar references in thousands
                                    except share data)

                                                      September 30,    December
31,
                                                              1995
1994

ASSETS
Cash and Due from Banks...................................   11,665 $14,636
Federal Funds Sold........................................      7,950
7,650
 Cash and Cash Equivalents ...............................    19,615
22,286

Interest-bearing Balances with Banks......................      496 1,192
Other Short-term Investments..............................    7,906 13,415

Securities Available-for-Sale, at Market Value (Note 3)...   34,541 22,043
Securities Held-to-Maturity, at cost (Market Value
 of $48,240 and $50,316 on September 30, 1995
 and December 31, 1994, respectively) ....................   47,039 51,273

Loans (Note 4)............................................  235,238 224,650
Less: Unearned Income ....................................    (616) (840    )
   Allowance for Loan Losses (Note 6) ....................      (5,834)
(5,669)
Loans, Net................................................  228,788 218,141

Premises, Furniture and Equipment, Net....................    9,685 9,407
Other Real Estate.........................................      498 497
Intangible Assets.........................................    2,046 2,235
Accrued Interest Receivable and Other Assets..............       6,747
6,037

 TOTAL ASSETS ............................................  $357,361  $346,526

LIABILITIES
Noninterest-bearing Deposits..............................  $31,695 $36,448
Interest-bearing Deposits.................................   283,302   265,842
 Total Deposits ..........................................  314,997 302,290

Short-term Borrowings.....................................    3,504 9,169
Accrued Interest Payable and Other Liabilities............      3,430
2,142

 TOTAL LIABILITIES .......................................   321,931   313,601

Commitments and Contingent Liabilities

SHAREHOLDERS' EQUITY
Common Stock, $10 par value; 5,000,000 shares
 authorized, 1,738,863 and 1,739,994 issued and outstanding
 in 1995 and 1994, respectively ..........................   17,389 17,400
Preferred Stock, $10 par value; 500,000 shares authorized,
 no shares issued ........................................    ----- -----
Additional Paid-in Capital................................    3,596 3,542
Retained Earnings.........................................   14,489 12,641
Unrealized Depreciation on Securities Available-for-Sale
 (Net of tax of $28 and $431 in 1995 and 1994, respectively)
(44).........................................         (658        )

 TOTAL SHAREHOLDERS' EQUITY ..............................     35,430
32,925

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............  $357,361  $346,526


          See accompanying notes to consolidated financial statements



                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)

                                                             Three Months Ended
                                                               September 30,

                                                                     1995
                                      1994


INTEREST INCOME
Interest and Fees on Loans................................   $5,424 $4,350
Interest on Federal Funds Sold............................      159 84
Interest on Short-term Investments........................      181 72
Interest and Dividends on Securities......................     1,159        960
 TOTAL INTEREST INCOME ...................................     6,923     5,466

INTEREST EXPENSE
Interest on Deposits......................................    3,277 2,315
Interest on Short-term Borrowings.........................          36
32
 TOTAL INTEREST EXPENSE ..................................     3,313     2,347

 NET INTEREST INCOME .....................................    3,610 3,119
Provision for Loan Losses.................................        (213)
105
 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES .......................................     3,823     3,014

NONINTEREST INCOME
Income from Fiduciary Activities..........................       37 48
Service Charges on Deposit Accounts.......................      161 151
Investment Services Income................................       55 90
Other Charges, Commissions, and Fees......................      100 106
Gains from Loan and ORE Sales.............................    ----- 58
Security Gains............................................        -----
25
 TOTAL NONINTEREST INCOME ................................        353
478

NONINTEREST EXPENSE
Salaries and Employee Benefits............................    1,350 1,142
Occupancy Expense.........................................      207 173
Furniture and Equipment Expense...........................      187 155
FDIC Premiums.............................................        3 155
Computer Processing Fees..................................      103 88
Professional Fees.........................................       44 50
Other Operating Expenses..................................         524
345
 TOTAL NONINTEREST EXPENSE ...............................      2,418     2,108

Income before Income Taxes................................    1,758 1,384
Income Tax Expense........................................        598
390
Net Income................................................    $1,160       $994

Earnings per Share (Note 2)...............................    $0.67 $0.57

Dividends Paid per Share..................................    $0.20 $0.18








          See accompanying notes to consolidated financial statements





                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)

                                                             Nine Months Ended
                                                               September 30,

                                                                    1995
                                      1994


INTEREST INCOME
Interest and Fees on Loans................................  $15,680 $12,576
Interest on Federal Funds Sold............................      535 189
Interest on Short-term Investments........................      610 248
Interest and Dividends on Securities......................      3,323
3,037
 TOTAL INTEREST INCOME ...................................    20,148
16,050

INTEREST EXPENSE
Interest on Deposits......................................    9,226 6,844
Interest on Short-term Borrowings.........................        168
84
 TOTAL INTEREST EXPENSE ..................................      9,394     6,928

 NET INTEREST INCOME .....................................   10,754 9,122
Provision for Loan Losses.................................          15
462
 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES .......................................    10,739      8,660

NONINTEREST INCOME
Income from Fiduciary Activities..........................      142 139
Service Charges on Deposit Accounts.......................      456 410
Investment Services Income................................      155 328
Other Charges, Commissions, and Fees......................      133 277
Gains from Loan and ORE Sales.............................       21 84
Security Gains............................................        -----
81
 TOTAL NONINTEREST INCOME ................................      1,107
1,319

NONINTEREST EXPENSE
Salaries and Employee Benefits............................    3,963 3,299
Occupancy Expense.........................................      606 500
Furniture and Equipment Expense...........................      541 445
FDIC Premiums.............................................      351 477
Computer Processing Fees..................................      297 257
Professional Fees.........................................      121 205
Other Operating Expenses..................................      1,484
1,044
 TOTAL NONINTEREST EXPENSE ...............................      7,363
6,227

Income before Income Taxes................................    4,483 3,752
Income Tax Expense........................................      1,460
1,163
Net Income................................................     $3,023
$2,589

Earnings per Share (Note 2)...............................    $1.74 $1.49

Dividends Paid per Share..................................    $0.60 $0.53








          See accompanying notes to consolidated financial statements




                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar references in thousands)
                                                             Nine Months Ended
                                                               September 30,

                                                                      1995
                                      1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income................................................   $3,023 $2,589
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
 Amortization and Accretion on Investments ...............    (567) 138
 Depreciation and Amortization ...........................      707 448
 Provision for Loan Losses ...............................       15 462
 Gains on Sales of Securities ............................    ----- (81     )
 Gains on Sales of Other Real Estate .....................     (21) (84     )
 Change in Assets and Liabilities:
  Unearned Income ........................................    (224) (328    )
 Interest Receivable .....................................    (377) 92
 Other Assets ............................................    (248) (114    )
 Interest Payable ........................................      362 (57     )
 Deferred Loan Fees ......................................       64 148
 Income Taxes Payable ....................................      177 318
 Deferred Taxes ..........................................    (489) (65     )
 Other Liabilities .......................................         749
(202.....................................................)
  Total Adjustments ......................................         148
675.......................................................          Net Cash
from Operating Activities.................................      3,171
3,264.....................................................

CASH FLOWS FROM INVESTING ACTIVITIES
 Change in Interest-bearing Balances with Banks ..........      696 4,973
 Proceeds from Maturities of Other Short-term Investments    46,632 18,552
 Purchase of Other Short-term Investments ................ (40,549) (19,298 )
 Proceeds from Maturities of Securities Available-for-Sale    3,553 7,239
 Proceeds from Sales of Securities Available-for-Sale ....    ----- 5,007
 Purchase of Securities Available-for-Sale ............... (15,044) (396    )
 Proceeds from Maturities of Securities Held-to-Maturity .    6,975 9,614
 Proceeds from Sales of Securities Held-to-Maturity ......    ----- -----
 Purchase of Securities Held-to-Maturity .................  (2,737) (10,721 )
 Purchase of Loans .......................................  (3,509) (2,523  )
 Proceeds from Sales of Loans ............................      500 3,600
 Loans Made to Customers net of Payments Received ........  (7,620) (15,851 )
 Property and Equipment Expenditures .....................    (796) (432    )
 Proceeds from Sales of Other Real Estate ................        147
328.......................................................          Net Cash
from Investing Activities.................................   (11,752)
92........................................................

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Deposits ......................................   12,707 (10,232 )
 Change in Short-term Borrowings .........................  (5,665) 1,402
 Dividends Paid ..........................................  (1,044) (919    )
  Exercise of Stock Options ..............................       22 -----
  Purchase and Retire Common Stock .......................        (110)
-----.....................................................          Net Cash
from Financing Activities.................................       5,910
(9,749...................................................)

Net Change in Cash and Cash Equivalents...................  (2,671) (6,393  )
 Cash and Cash Equivalents at Beginning of Period ........      22,286
19,400....................................................          Cash and
Cash Equivalents at End of Period.........................   $19,615   $13,007
   .......................................................
Cash Paid During the Period for:
 Interest ................................................   $9,032 $6,985
 Income Taxes ............................................    1,371 1,485

           See accompanying notes to consolidated financial statements
                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

Note 1 -- Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments made by management to these unaudited statements were of normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 1994 Annual Report to shareholders.

     German American Bancorp (the `Company'') is a multi-bank holding company based in Jasper, Indiana. Its four affiliate banks conduct business in fifteen offices in Dubois, Martin, Pike, Perry and Spencer Counties, Indiana.

     On April 1, 1994, German American Bancorp acquired Otwell State Bank of Otwell, Indiana in exchange for 113,286 shares of German American Bancorp Common Stock. This transaction was accounted for utilizing the pooling of interests method of accounting. Accordingly, the consolidated financial statements for all periods presented were retroactively restated to include the assets, liabilities, equity, revenues and expenses of Otwell on a combined basis with the Company. Otwell State Bank and another affiliate, Southwestern Indiana, were immediately merged into Community Trust Bank, a combined banking institution operating in the Pike County, Indiana market through offices in Otwell, Petersburg, and Winslow, Indiana.

     On October 28, 1994, German American Bancorp acquired the branches of Regional Federal Savings Bank in the towns of Huntingburg, Rockport and Tell City, Indiana. This transaction, resulting in the acquisition of approximately $25,000,000 in assets, was recorded utilizing the purchase method of accounting. As a result of the Regional acquisition, German American Bancorp recorded approximately $1,670,000 of intangible assets consisting of $1,353,000 of goodwill and $317,000 of core deposit intangible. Intangible assets are being amortized to expense on a straight line basis over a 15 year period in the case of goodwill and 10 years on an accelerated basis for the core deposit intangible. Following the Regional branch acquisition, the Huntingburg office was combined into German American Bancorp's lead bank, The German American Bank. The Tell City and Rockport offices were combined into German American Bancorp's newly formed subsidiary bank, First State Bank, Southwest Indiana.

Note 2 -- Per Share Data

     The weighted average number of shares used in calculating earnings and dividends per share amounts were 1,739,169 and 1,738,876 for the third quarters of 1995 and 1994, respectively. The weighted average number of shares for the first nine months of 1995 and 1994 were 1,739,667 and 1,738,876, respectively.



















Note 3 -- Securities

     On January 1, 1994, the Company adopted Financial Accounting Standard No. 115 (FAS 115), `Accounting for Certain Investments in Debt and Equity Securities.'' Upon adoption of FAS 115, securities were classified by management as available-for-sale or held-to-maturity, as discussed below. This classification resulted in the transfer of $32,732 in securities to available-for-sale. The adoption of FAS 115 in 1994 had no effect on net income, earnings per share or retained earnings, but did increase shareholders' equity by $274 on January 1, 1994, which is a market adjustment of $454 less $180 in deferred taxes. Prior to the adoption of FAS 115, investment securities were carried at amortized cost, and securities held-for-sale were carried at the lower of cost or fair market value.
     Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity, and includes securities that management might use as part of its asset-liability strategy or that may be sold in response to changes in the interest rates, changes in prepayment risk, or for similar reasons. Such securities are classified at the time of purchase and are carried at market value. It is difficult to predict whether changes such as the above will occur or the degree or specific nature of such changes. The amount of securities reported as available-for-sale include securities that might be sold if a condition changes in a given way, whereas those securities might not be sold if the condition does not change or if it changes in a different way. Accordingly, many securities reported as available-for-sale may not be sold and thus the amount reported does not necessarily represent anticipated sales and resulting cash receipts. Securities available-for-sale are reported at fair market value with unrealized gains or losses included as a separate component of equity, net of tax.

     Securities classified as held-to-maturity are securities that the Company has both the ability and positive intent to hold to maturity. Securities held-to-maturity are carried at amortized cost.

     The cost of securities sold is computed on the identified securities
method.   Premium amortization is deducted from and discount accretion is added to interest income.

Note 4 -- Loans

     Loans, as presented on the balance sheet, are comprised of the following classifications:


                                                          September 30,
December 31,
                                                        1995            1994

                                                  (dollar references in
thousands)

Real Estate Loans Secured by 1-4 Family
  Residential Properties..................................  $68,774   $67,737
Loans to Finance Poultry Production and
  Other Related Operations................................   25,525    25,599
Loans to Finance Agricultural Production
  and Other Loans to Farmers..............................   28,539    31,959
Commercial and Industrial Loans...........................   77,612    67,662
Loans to Individuals for Household,
  Family and Other Personal Expenditures..................   32,762    29,248
Economic Development Commission Bonds.....................      606       625
Lease Financing...........................................    1,420     1,820
  Total Loans............................................. $235,238  $224,650



Note 5 -- Allowance for Loan Losses

     A summary of the activity in the Allowance for Loan Losses is as follows:

                                                                      1995
     1994

                                                   (dollar references in
thousands)

Balance at January 1......................................   $5,669 $4,935
Provision for Loan Losses.................................       15 462
Recoveries of Prior Loan Losses...........................      430 155
Loan Losses Charged to Allowance..........................          (280)
(215.....................................................)
Balance at September 30...................................   $5,834    $5,337






ITEM 2.
                            GERMAN AMERICAN BANCORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section presents an analysis of the consolidated financial condition of German American Bancorp (the `Company'') as of September 30, 1995 and December 31, 1994 and the consolidated results of operations for the quarters ended September 30, 1995 and 1994 and year-to-date September 30, 1995 and 1994. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to shareholders and Annual Report on Form 10-K for the year ended December 31, 1994.

     As disclosed in Note 1, German American Bancorp acquired Otwell State Bank of Otwell, Indiana on April 1, 1994 in exchange for 113,286 shares of German American Bancorp Common Stock. This transaction was accounted for utilizing the pooling of interests method of accounting. Accordingly, the consolidated financial statements for all periods presented were retroactively restated to include the assets, liabilities, equity, revenues and expenses of Otwell on a combined basis with the Company. Otwell and another affiliate, Southwestern Indiana, were then immediately merged into Community Trust Bank, a combined banking institution operating in the Pike County, Indiana market through offices in Otwell, Petersburg and Winslow, Indiana.
     Also as disclosed in Note 1, on October 28, 1994, German American Bancorp acquired the branches of Regional Federal Savings in Huntingburg, Rockport and Tell City, Indiana. This transaction, resulting in the acquisition of approximately $25,000,000 in assets, was recorded utilizing the purchase method of accounting. As a result of the Regional acquisition, German American Bancorp recorded approximately $1,670,000 of intangible assets consisting of $1,353,000 of goodwill and $317,000 of core deposit intangible. Intangible assets are being amortized to expense on a straight line basis over a 15 year period in the case of goodwill and 10 years on an accelerated basis for the core deposit intangible. Following the Regional branch acquisition, the Huntingburg office was combined into German American Bancorp's lead bank, The German American Bank. The Tell City and Rockport offices were combined into German American Bancorp's newly formed subsidiary bank, First State Bank, Southwest Indiana.

RESULTS OF OPERATIONS

     Net Income: Earnings for the third quarter of 1995 were $1,160,000 or $.67 per share as compared to $994,000 or $.57 per share for the same period a year earlier. Net income for the first nine months of 1995 was $3,023,000 or $1.74 per share, which was $434,000 or 16.8 percent greater than the $2,589,000 or $1.49 per share recorded during the same period in 1994. The earnings gains for both three month and the nine month periods reflect the after-tax impact of improved net interest income combined with a significant reduction in FDIC insurance premiums as well as a materially lower provision for loan loss. Partially offsetting these factors was an increase in operating expenses largely associated with the Company's newest affiliate, First State Bank, Southwest Indiana.























Net Interest Income: Net interest income is the Company's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest-bearing liabilities. In this discussion net interest income is presented on a `tax-equivalent'' basis whereby tax exempt income, such as interest on non-taxable securities of state and political subdivisions, has been increased to the amount that would have been earned on a comparable taxable basis. This adjustment places taxable and non-taxable income on a common basis and allows an accurate comparison of rates and yields.

     The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis) for each of the periods presented herein. An effective tax rate of 34 percent is used on each period presented.



                                               Nine Months         Change From
                                             Ended September 30,    Prior Period

                                             1995       1994           Amount
Percent


Interest Income.........................  $ 20,739 $16,529    $  4,210     25.5%
Interest Expense........................     9,394    6,928      2,466     35.6%
     Net Interest Income................  $ 11,345$  9,601    $  1,744     18.2%





                                               Nine Months           Change From
                                             Ended September 30,       Prior
Period

                                                1995      1994          Amount
Percent


Interest Income.........................   $ 7,126 $ 5,622     $ 1,504     26.8%
Interest Expense........................     3,313   2,347         966     41.2%
     Net Interest Income................   $ 3,813 $ 3,275    $    538     16.4%






   For the first nine months of 1995, the tax-equivalent net interest income of $11,345,000 exceeded the 1994 amount by $1,744,000 or 18.2%. Operating results for 1994 do not include First State Bank prior to its October 28, 1994 purchase date. First State Bank's net interest income for 1995 was $659,000 or 37.8% of the 1995 increase.

   For the third quarter of 1995, tax-equivalent net interest income of $3,813,000 increased by $538,000 or 16.4% from the 1994 level. First State Bank contributed $223,000 or 41.4% of this increase.

   The annualized tax-equivalent net interest margin for the first three quarters of 1995 was 4.61% versus 4.30% for 1994. This increase occurred as a result of the impact of increases in average yields on loans and short-term investments which react more quickly to a rise in general short-term interest rates than the average rate paid on interest-bearing liabilities. The higher level in short-term interest rates which occurred throughout most of 1995, therefore, resulted in a corresponding increase in both net interest income and net interest margin.





Provision for Loan Losses:

     The provision for loan losses is a charge against current income which provides a reserve (the allowance for loan losses) to which future loan losses are charged as those losses become identifiable. The adequacy of the allowance for loan losses is reviewed and evaluated quarterly by Senior Management.

     During the third quarter of 1995 it became evident that a single credit which was previously charged-off in the amount of $326,000 had returned to performing status. Accordingly, the full amount of this credit was recognized as a recovery of prior loan losses, resulting in a negative charge to the provision for loan loss for the third quarter of 1995. This action was taken in light of Management's evaluation of the adequacy of allowance for loan losses. As a result of this action, the provision for loan losses for the first nine months of 1995 was only $15,000 versus $462,000 for the same period of 1994.

     Net recoveries were $150,000 or .07 percent of average loans for the first nine months of 1995. For the same period of 1994, net charge-offs were $60,000. Underperforming loans, as a percentage of total loans, were .51 and .71 percent on September 30, 1995 and December 31, 1994, respectively.


Noninterest Income:

     Operating noninterest income, exclusive of gains realized from asset sales, for the first nine months of 1995 was $1,086,000. This was a $68,000 or 5.9% decrease from the $1,154,000 of operating noninterest income posted for the same period of 1994. This decrease was primarily a result of a $173,000 decline in investment services income. Other charges, commissions and fees for the first nine months of 1995 rose $56,000 or 20.2% from the $277,000 posted for the same period of 1994. First State Bank accounted for much of these increases.

     Third quarter operating noninterest income, exclusive of asset gains, decreased by $42,000 in 1995 primarily as a result of a $35,000 decline in investment services income.

     The Company had no security gains during 1995. The 1994 level of security gains resulted primarily from securities called by the issuers due to the historically low interest rate environment. The gains on sales of loans and other real estate were attributable mainly to German American Bank's sale of a portion of excess real estate adjacent to one of its branch facilities.















Noninterest Expense:

     Total noninterest expense for the first three quarters of 1995 was $7,363,000 which translates to a $1,136,000 or 18.2% increase over the $6,227,000 posted for the same period in 1994. First State Bank's total noninterest expense for 1995 was $725,000, or 63.8 percent of the increase. In the absence of First State, total noninterest expenses would have risen 6.6 percent.

     The largest single component of noninterest expense, salaries and employee benefits, represents 53.8% of total noninterest expenses for 1995. This expense category was $3,963,000 during the first nine months of 1995, an increase of $664,000 or 20.1% from the 1994 level of $3,299,000. Occupancy expense including furniture and equipment expense, for the first nine months of 1995 totaled $1,147,000, increasing by $202,000 or 21.4% from the $945,000 recorded for the first three quarters of 1994. Again, the opening of First State Bank accounted for much of these increases.
     Goodwill and Core Deposit Intangible Amortization expense, which is reflected in Other Operating Expense on the income statement, was $109,000 greater during the first nine months of 1995, as compared to the same period of the prior year. The difference was again as a result of the Regional branch purchases.

     The Federal Deposit Insurance Corporation (FDIC) assessment declined by $126,000 in 1995 from $477,000 in 1994 to $351,000 in 1995. This reduction was achieved in connection with the lowering of the assessment rate on insured deposits covered in the Bank Insurance Fund (BIF) which resulted in a decline in third quarter premium assessment and a refund of a portion of the previously expensed second quarter premium. The BIF premium dropped from 23 cents per $100.00 of insured deposits to four cents per $100.00 of insured deposits on approximately 91 percent of the Company's deposits. The remaining nine percent of deposits are connected to the Company's purchase of former deposits of Regional Federal Savings Bank, which are insured under a separate fund of the FDIC called Savings Association Insurance Fund (SAIF). The lowering of SAIF premium rates as occurred in the BIF fund is unlikely.

     Total noninterest expense for the third quarter of 1995 was $2,418,000 which represents a $310,000 or 14.7% increase over the $2,108,000 posted for the same period in 1994. First State Bank's total noninterest expense for the third quarter of 1995 was $235,000, or 75.8% of the increase. In the absence of First State, total noninterest expenses would have risen 3.6%.

     Salaries and employee benefits were $1,350,000 during the third quarter of 1995, an increase of $208,000 or 18.2% from the 1994 level of $1,142,000.
Occupancy expense including furniture and equipment expense, for the third quarter of 1995 totaled $394,000, increasing by $66,000 or 20.1% from the $328,000 recorded for the same period of 1994. Again, the opening of First State Bank accounted for much of these increases.
































FINANCIAL CONDITION

     As of September 30, 1995, total assets increased to $357,361,000 compared to $346,526,000 at December 31, 1994. Deposits rose $12,707,000 in 1995 over that of year-end 1994. Total loans rose by $10,588,000 or 4.7% from the year-end mark of $224,650,000.


     The following analyzes German American Bancorp's underperforming assets at September 30, 1995 and December 31, 1994.


                                                         September 30,
December 31,                                                      1995
1994

                                                  (dollar references in
thousands)

Loans which are contractually
     past due 90 days or more........................     $663         $601
Nonaccrual Loans.....................................      526          983
Renegotiated Loans...................................    ------      ------
     Total Underperforming Loans.....................    1,189        1,584
Other Real Estate....................................      498          497
     Total Underperforming Assets....................  $ 1,687      $ 2,081



     Underperforming loans at September 30, 1995 were 24.9% less than the $1,584,000 of underperforming loans at December 31, 1994. This decline is attributable to the overall improvement of the loan portfolio and to the reduction in the balance of an individual credit in the nonaccrual category. Stated as a percentage of total loans, underperforming loans were .51% and .71% for September 30, 1995 and December 31, 1994, respectively. The allowance for loan loss stated as a percentage of underperforming loans equaled 490.7% and 357.9% for the same two dates respectively.

     The overall loan portfolio is diversified among a variety of individual borrowers, with a substantial portion of debtors' ability to honor their contracts dependent on the agricultural, poultry and wood manufacturing industries. Although wood manufacturers employ a significant number of people in the Company's market area, the Company does not have a concentration of credit to companies engaged in that industry.


Capital Resources:

     Capital ratios are used by bank regulators and throughout the industry as a measure of an institution's financial strength. The Federal Reserve imposes capital leverage guidelines. The minimum guideline is a 3.0% leverage ratio, defined as core capital (shareholders' equity, qualifying perpetual preferred stock, and minority interest in the equity accounts of consolidated subsidiaries) less goodwill, divided by total assets. The Company had a 9.13% leverage ratio at September 30, 1995. The minimum total capital to risk-weighted assets ratio is eight percent. The Company had a tier one capital to risk-weighted assets ratio of 14.01% and a 15.26% total capital to risk-weighted asset ratio at September 30, 1995.

     At September 30, 1995, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.















LIQUIDITY

     A review of the Consolidated Statement of Cash Flows presented in another section of this report analyzes the elements of change in the Company's cash and cash equivalents. During the first three quarters of 1995, the major sources of cash provided were net income of $3,023,000, an increase of $12,707,000 in the level of deposits and a $6,779,000 decrease in the level of Short-term Investments. A less significant source came in the form of $148,000 from various operating activities all of which yielded a total cash inflow of $22,657,000.

     Major cash outflows during the first nine months of 1995 consisted of $10,629,000 of loan extensions exceeding customer repayments and $7,253,000 of security purchases exceeding security maturities. Short-term borrowings declined by $5,665,000. Other cash flows such as dividends to shareholders and fixed asset purchases utilized an additional $1,781,000 of cash for a total cash outlay $25,328,000. As a net result of this activity, cash and cash equivalents declined by $2,671,000 during 1995.










PART II.  OTHER INFORMATION


Item 5.   Other Information

     The Board of Directors of German American Bancorp has authorized the officers of the Company to purchase shares of the Company's common stock from time to time for the purpose of funding the Company's obligation to deliver shares to person's holding options under the Company's 1992 Stock Option Plan. During the nine months ended September 30, 1995, the Company has acquired an aggregate of 3,600 shares pursuant to this authorization for an aggregate purchase price of $110,700.00. At September 30, 1995, options to purchase an aggregate of 21,913 shares had been granted and had not yet been exercised. An aggregate of 3,587 shares, net of shares surrendered by persons exercising options as payment for exercise price, have been issued upon exercise of options granted under the 1992 Stock Option Plan since its inception.

     The Board of Directors of the Company in October 1995 declared a 5 percent stock dividend to shareholders of record of the Company as of November 24, 1995, payable on or by December 22, 1995. In a News Release dated October 13, 1995, George Astrike, Chairman of German American Bancorp, stated `the institution of a systematic stock dividend plan represents the latest in a series of initiatives undertaken during the past several years designed to enhance the liquidity of our Company's stock. It is our intention to maintain, following the stock dividend, the current quarterly cash dividend payout of $.20 per share which will effectively result in a 5 percent increase in cash dividends received by current shareholders.'' The October 13, 1995, News Release further stated that the Company's Board of Directors presently intends to consider declaring and issuing a stock dividend of 5 percent on an annual basis.

     Effective November 16, 1995, the Company's registrar and transfer agent for its common stock will be changed to Fifth Third Bank, Cincinnati, Ohio.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.              Description

       10.1    Incentive Stock Option Agreement executed July 10, 1995
                    between the Registrant and Mark A. Schroeder (1,000 shares).

      10.2     Schedule of Incentive Stock Option Agreements between the
                    Registrant and its executive officers dated July 10, 1995.

       27 Financial Data Schedule for the period ended September 30, 1995.

(b)  Reports on Form 8-K.

      The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.














SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   GERMAN AMERICAN BANCORP


Date                               By/S/George W. Astrike
    ---------------------
                                   George W. Astrike
                                   Chairman


Date                               By/S/John M. Gutgsell
    ---------------------
                                   John M. Gutgsell
                                   Controller and Principal
                                   Accounting Officer