Form 10-K
period 1995-12-31
GERMAN AMERICAN BANCORP
filed 1996-04-01
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  December 31, 1995
               OR
|   |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from           to
                               ----------  -----------

                        Commission File Number 0 -11244

               GERMAN AMERICAN BANCORP
(Exact name of registrant as specified in its Charter)

            INDIANA                           35-1547518
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

711 Main Street, Box 810, Jasper, Indiana        47546
(Address of Principal Executive Offices)       Zip Code

Registrant's telephone number, including area code:
                    (812) 482-1314

  Securities registered pursuant to Section 12 (b) or the Act:

Title of each class                Name of each exchange
                                   on which registered
              NONE                    Not Applicable


Securities registered pursuant to Section 12 (g) of the Act:


          Common Shares, $10.00 Par Value
               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X        NO

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the last trade price reported by NASDAQ as of March 11, 1996 was approximately $42,000,000.

  As of March 22, 1996, there were outstanding 1,825,040 common shares, $10.00 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the Annual Report to Shareholders of German American Bancorp for 1995, to the extent stated herein, are incorporated by reference into Parts I and II.
  (2) Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 25, 1996, to the extent stated herein, are incorporated by reference into Part III.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  |    |


                                     PART I
Item 1. Business

  General

  German American Bancorp (``the Company'' or the `Registrant'') is a multi-bank holding company organized in Indiana in 1982. The Company's principal subsidiaries are The German American Bank, Jasper, Indiana (`German American Bank'), The Union Bank, Loogootee, Indiana, (``Union Bank''), Winslow Bancorporation, Inc. (`Winslow''), an Indiana corporation that owns all of the outstanding capital stock of Community Trust Bank, Otwell, Indiana (`Community Bank') and First State Bank, Southwest, Indiana of Tell City, Indiana (``First State Bank'). The Company, through its four bank subsidiaries, operates fourteen (14) banking offices in five contiguous counties in southwestern Indiana and has total consolidated assets at year-end 1995 in excess of $367,000,000.

  German American Bank was organized under the law of Indiana in 1910. At December 31, 1995, German American Bank was the second largest of the six commercial banks with offices in Dubois County, Indiana, in terms of total assets and total deposits. German American Bank conducts its banking operations from its principal banking office in Jasper, Indiana, and from seven branch office locations throughout Dubois County.
  Union Bank, organized under Indiana law in 1929, operates from a single banking office in Loogootee, Martin County, Indiana. Union Bank was acquired by the Registrant on March 8, 1993. At December 31, 1995, Union Bank ranked third in asset size among the seven commercial banks and thrifts headquartered in Martin and Daviess Counties, Indiana.

  On April 1, 1993, the Registrant purchased all the shares of Winslow Bancorporation, Winslow, Indiana, and its subsidiary Southwestern Indiana Bank in a cash transaction. On April 1, 1994, the Registrant issued 113,286 shares for all the outstanding shares of the Otwell State Bank. Following the completion of this transaction, Otwell and Southwestern were merged into Community Trust Bank, a combined banking institution operating in the Pike County, Indiana market through three offices.

  On October 28, 1994, the Registrant acquired three branches of Regional Federal Savings Bank of New Albany, Indiana. The Huntingburg, Indiana branch was combined with an existing branch of the Registrant's lead bank, German American Bank. The other two former branches in Tell City and Rockport, Indiana were acquired by a new subsidiary bank of the Registrant named First State Bank, Southwest, Indiana.

  Each of the Company's subsidiary banks engages in a wide range of commercial and personal banking services, and German American Bank and Union Bank provide a wide range of personal and corporate trust-related services. In addition, German American Bank shares investment services income through an operating agreement with Invest Financial Corporation, a subsidiary of Kemper Financial Companies, Inc., which provides full-service brokerage operations from an office in German American's principal banking office.


  The Company and its subsidiary banks operate primarily in the banking industry, which accounts for over ninety percent (90%) of the Company's consolidated revenues, operating income and identifiable assets. Through its banking subsidiaries, the Company generates commercial, installment and mortgage loans and receives deposits from customers located primarily in the local market area. The overall loan portfolio is diversified among a variety of individual borrowers, with a substantial portion of such borrowers' ability to honor their indebtedness being dependent on the agriculture, poultry and wood furniture manufacturing industries. Although wood manufacturers employ a significant number of people in the Company's market area, the Company does not have a concentration of credit to companies engaged in that industry. The majority of the Company's loans are secured by specific items of collateral including business assets, consumer assets and real property.

  Additional information regarding the Company and its subsidiaries is included in the Company's Annual Report to Shareholders for 1995 which is filed as
Exhibit 13 to this Annual Report on Form 10-K (the `Shareholders' Report'').


  Competition

  The banking business is highly competitive. The Company's subsidiary banks compete not only with financial institutions that have offices in the same counties but also compete with financial institutions that are located in other neighboring areas in obtaining deposits, making loans and providing many other types of financial services. The banking market in which the Company's banking subsidiaries operate is heavily influenced by larger financial institutions located in Evansville and Indianapolis, Indiana, Louisville, Kentucky and other cities. In addition to other commercial banks, the Company's subsidiary banks compete with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, money market funds, mortgage companies and other non-depository financial intermediaries.


  Employees

  At January 31, 1996 the Company and its subsidiaries employed approximately 167 employees. There are no collective bargaining agreements, and employee relations are considered to be good.


  Regulation and Supervision

  The Company is subject to the Bank Holding Company Act of 1956, as amended (`BHC Act''), and is required to file with the Board of Governors of the Federal Reserve System (`FRB'') annual reports and such additional information as the FRB may require. The FRB may also make examinations or inspections of the Company.
  The BHC Act prohibits a bank holding company from engaging in, or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be `closely related to banking.'' Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, and mortgage banking.

  The BHC Act and Indiana law restrict banking expansion by banks and bank holding companies. Under current Indiana law, Indiana banks may establish an unlimited number of branches anywhere within the State of Indiana. A holding company may establish non-banking offices without geographical limitation.

  Under the BHC Act, the Company must receive the prior written approval of the FRB or its delegate before it may acquire ownership or control of more than 5 percent of the voting shares of another bank, and under Indiana law it may not acquire 25 percent or more of the voting shares of another bank without the prior approval of the Indiana Department of Financial Institutions (`DFI'').
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. Since September 30, 1995, well-capitalized bank holding companies have been authorized, pursuant to the legislation, to acquire banks and bank holding companies in any state. The legislation also permits banks to merge across state lines, thereby creating a main bank in one state with branches in other states. Interstate branching by merger provisions will become effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either `opt-in''before June 1, 1997 or to ``opt-out'' by expressly prohibiting merger transactions involving out-of-state banks, providing the legislative action is taken before June 1, 1997. Indiana has not yet taken any legislative action with respect to such interstate mergers.

  The Company's subsidiary banks are under the supervision of and subject to examination by both the DFI and the Federal Deposit Insurance Corporation (`FDIC''). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

  The earnings of commercial banks and their holding companies are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the FRB regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open-market operations in U.S. Government securities, varying the discount rate on bank borrowings, and setting reserve requirements against bank deposits. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for time and savings deposits. FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue in the future. The general effect, if any, of such policies upon the future business and earnings of the Company cannot accurately be predicted.

  The Company is required by the FRB and the FDIC to maintain minimum levels of capital. These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios. The Company significantly exceeds the minimum required capital levels for each measure of capital adequacy. See `Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources,''included on page 8 of the Shareholders' Report.

  Also, FDIC regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed `Well Capitalized.'' Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or `core'', capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 1995, the Company had a total risk-based capital ratio of 15.89%, a Tier 1 risk-based capital ratio of 14.62% (based on Tier 1 capital of $33,957,000 and total risk-weighted assets of $232,272,000), and a leverage ratio of 9.29%. The Company meets all of the requirements of the `Well Capitalized''category and, accordingly, the Company does not expect these regulations to significantly impact operations.

  Statistical Disclosures

  The following statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), Selected Financial Data (Item 6), and the financial statements and notes (Item 8) included elsewhere herein through incorporation by reference to the indicated pages of the Shareholders' Report.

Statistical Disclosures (continued)

Securities (in thousands)

The following tables set forth the carrying amount of Securities at the dates indicated:

                                          December 31,

                                    1995      1994      1993
U.S. Treasury and other
  U.S. Government Agencies
  and Corporations                  ----   $17,249   $27,940
State and Political Subdivisions  $9,869    21,237    16,744
Mortgage-backed Securities          ----    11,267    15,272
Corporate Securities                ----       803     1,100
Other Securities                     738       717       717

  Subtotal of Securities
     Held-to-Maturity            $10,607   $51,273   $61,773

U.S. Treasury and other U.S.
  Government Agencies
  and Corporations                23,727     7,280     2,000
State and Political Subdivisions  14,232        56      ----
Mortgage-backed Securities        33,144    15,584    16,532
Corporate Securities               6,375       212       617

  Subtotal of Securities
     Available-for-Sale           77,478    23,132    19,149

     Total Securities            $88,085   $74,405   $80,922




The following table sets forth the contractual maturities of securities at December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the maturity of each security.) Contractual maturities may differ from actual due to rights to prepay or call. Other securities totaling $738 are comprised of restricted stock which do not have contractual maturities and are excluded from the table below.

                                    Maturing

                           Within           After One But
                          One Year        Within Five Years

                      Amount   Yield       Amount   Yield
U.S. Treasury and
 other Government
 Agencies and
 Corporations         $8,844   5.67%      $14,883    5.81%
State and Political
 Subdivisions          1,140  10.41%        5,245    9.36%
Mortgage-backed
 Securities              ---     ---        4,890    5.66%
Corporate Securities     ---     ---        3,682    6.48%

   Totals             $9,984   6.21%      $28,700    6.52%

                                     Maturing

                       After Five But         After Ten
                      Within Ten Years          Years

                      Amount   Yield       Amount   Yield
U.S. Treasury and
 other Government
 Agencies and
 Corporations            ---     ---         ----      ---
State and Political
 Subdivisions         $6,235 10.18%$       11,481    9.73%
Mortgage-backed
 Securities           11,071   5.53%       17,183    5.59%
Corporate Securities   2,693   6.54%          ---      ---

  Totals             $19,999  7.12%$       28,664    7.24%



A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table............


Statistical Disclosures (continued)

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                         (dollar references in thousands)
                              1995 compared to 1994

                         Increase / (Decrease) Due to (1)

                            Volume     Rate        Net
Interest Income:
 Federal Funds Sold          $83       $276      $359
 Short-term Investments      308         95       403
 Taxable Securities           88        291       379
 Nontaxable Securities (2)   379       (40)       339
 Loans and Leases (3)      1,372      2,529     3,901

Total Interest Income      2,230      3,151     5,381

Interest Paid:
 Savings                      77        290       367
 Time Deposits             1,291      1,581     2,872
 Federal Funds Purchased
   and Securities Sold
   Under Agreements to
   Repurchase               (99)         66      (33)
 Demand Notes Issued to
   the U.S. Treasury          12         19        31
 Notes Payable                53        ---        53

Total Interest Expense     1,334      1,956     3,290

Net Interest Earnings       $896     $1,195    $2,091

                         (dollar references in thousands)
                              1994 compared to 1993

                         Increase / (Decrease) Due to (1)

                           Volume      Rate       Net
Interest Income:
 Federal Funds Sold          $71        $52      $123
 Short-term Investments    (100)         60      (40)
 Taxable Securities        (258)      (474)     (732)
 Nontaxable Securities (2)    41        (2)        39
 Loans and Leases (3)        970         75     1,045

Total Interest Income        724      (289)       435

Interest Paid:
 Savings                     133      (141)       (8)
 Time Deposits             (191)      (251)     (442)
 Federal Funds Purchased
   and Securities Sold
   Under Agreements to
   Repurchase                 76        (3)        73
 Demand Notes Issued to
   the U.S. Treasury         (2)         12        10
 Notes Payable               ---        ---       ---

Total Interest Expense        16      (383)     (367)

Net Interest Earnings       $708        $94      $802





(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)Change in interest income include the effect of tax equivalent adjustments using a tax rate of 34 percent for all years presented.

(3)Interest income on loans includes loan fees of $254, $253, and $206 for 1995, 1994, and 1993, respectively.


Statistical Disclosures (continued)



 The following is a schedule of loans by major category for each reported period:

                                     December 31,
                           (dollar references in thousands)
                                1995        1994      1993
Real Estate Loans Secured
 by 1-4 Family Residential
 Properties                   $68,826     $67,737   $55,225
Loans to Finance Poultry
 Production and Other Related
 Operations                    23,784      25,599    30,505
Loans to Finance Agricultural
 Production and Other Loans
 to Farmers                    27,310      31,959    24,806
Commercial and Industrial
 Loans                         74,612      67,662    62,321
Loans to Individuals for
 Household, Family and Other
 Personal Expenditures         34,685      29,248    26,684
Economic Development
 Commission Bonds                 608         625       762
Term Federal Funds Sold           ---         ---       ---
Lease Financings                1,302       1,820     2,323

 Total Loans                 $231,127    $224,650  $202,626

                                  December 31,
                       (dollar references in thousands)
                                 1992        1991
Real Estate Loans Secured
 by 1-4 Family Residential
 Properties                   $47,170     $41,042
Loans to Finance Poultry
 Production and Other Related
 Operations                    30,621      21,528
Loans to Finance Agricultural
 Production and Other Loans
 to Farmers                    23,844      23,348
Commercial and Industrial
 Loans                         61,189      60,445
Loans to Individuals for
 Household, Family and Other
 Personal Expenditures         24,183      24,594
Economic Development
 Commission Bonds               1,547       2,181
Term Federal Funds Sold           ---       4,000
Lease Financings                2,666       2,175

 Total Loans                 $191,220    $179,313





 The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1995 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                       Maturing

                               Within           After One
                                One             But Within
                                Year            Five Years
Commercial, Financial,
  Agricultural, and Poultry   $40,716            $48,001
Economic Development Bonds        108                500
  Total Loans                 $40,824            $48,501

                                       Maturing
                               After
                                Five
                               Years              Total
Commercial, Financial,
  Agricultural, and Poultry   $36,989           $125,706
Economic Development Bonds          0                608
  Total Loans                 $36,989           $126,314

                             Interest Sensitivity

                            Fixed         Variable
                             Rate           Rate
Loans maturing after
 one year                 $16,114          $69,376



Statistical Disclosures (continued)

 The Provision for Loan Losses provides a reserve (the Allowance for Loan Losses) to which loan losses are charged as those losses become identifiable. Management determines the appropriate level of the Allowance for Loan Losses on a quarterly basis through an independent review by the Bank's credit review section done by employees who have no direct lending responsibilities. Through this review, all commercial loans with outstanding balances in excess of $25,000 are analyzed with particular attention paid to those loans which are considered by management to have an above-average level of risk. This analysis is evaluated by Senior Management and serves as the basis for determining the adequacy of the Allowance for Loan Losses. Through this review process a specific portion of the reserve is allocated to impaired loans and to those loans which are considered to represent significant exposure to risk, and estimated potential losses are provided based on historic loan loss experience for consumer loans, residential mortgage loans, and commercial loans not specifically reviewed. In addition, a balance of the reserve is unallocated to provide an allowance for risk, such as concentrations of credit to specific industry groups, which are difficult to quantify in an absolute dollar amount.

 The following table presents information concerning the aggregate amount of underperforming assets. Underperforming loans comprise: (a) loans accounted for on a nonaccrual basis (`nonaccrual loans''); (b) loans contractually past due
90 days or more as to interest or principal payments (but not included in the loans in (a) above) (`past due loans''); and (c) loans not included above which are `troubled debt restructuring'' as defined in Statement of Financial Standards No. 15 `FASB 15'', ``Accounting by Debtors and Creditors for Troubled Debt Restructurings''(``restructured loans'').

                              December 31,
                         (dollar references in thousands)

                            1995          1994        1993
Nonaccrual Loans           $803           $983      $1,395
Past Due Loans            2,683            601         461
Restructured Loans          ---            ---         ---
 Total Underperforming
 Loans                    3,486          1,584       1,856
Other Real Estate           286            497         698
 Total Underperforming
 Assets                  $3,772         $2,081      $2,554

                         December 31,
                      (dollar references in thousands)

                            1992          1991
Nonaccrual Loans         $1,693         $1,599
Past Due Loans              665            483
Restructured Loans            6            370
 Total Underperforming
 Loans                    2,364          2,452
Other Real Estate           660            748
 Total Underperforming
 Assets                  $3,024         $3,200


 The gross interest income that would have been recognized in 1995 on underperforming loans if the loans had been current in accordance with their original terms is $337. Interest income recognized on underperforming loans for 1995 was $280.

 Loans are placed on nonaccrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection. In addition to the nonaccrual and restructured loans described above, there exists an additional $3,088 of loans which management feels may not be able to comply with the existing repayment terms. These credits have been considered in management's analysis of the allowance for loan losses.

 Statements of Financial Accounting Standards No. 114 and No. 118 were adopted January 1, 1995. These standards require recognition of loan impairment if a loan's full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. No increase to the allowance for loan losses was required at January 1, 1995 as a result of the adoption of these new standards. For additional detail on impaired loans, see Note 4 on page 26 of the Shareholders' Report.

 It is management's belief that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that are not included in the table and discussion above, do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity or capital resources, and that at December 31, 1995 there were no material credits not included in the above table about which management is aware of possible credit problems of borrowers which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. This paragraph includes forward-looking statements that are based on management's assumptions concerning future economic and business conditions as they affect the local economy in general and the Company's borrowers in particular, which economic and business assumptions are inherently uncertain and subject to risk and may prove to be invalid. Readers are also cautioned that management relies upon the truthfulness of statements made by the borrowers, and that misrepresentation by borrowers is an inherent risk of the activity of lending money that could cause these forward-looking statements to be inaccurate.

 At December 31, 1995 loans to finance poultry operations amounted to $23,784 or 10.3% of total loans.
Statistical Disclosures (continued)

Summary of Loan Loss Experience
 (in thousands)

 The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance which have been charged to expense.

                              Year Ended December 31,
                            1995        1994       1993
Balance of allowance
for possibleosses at
 beginning of period      $5,669       $4,935     $3,862
Addition of Affiliate
 Banks                       ---          195        164
Loans charged-off:
 Real Estate Loans
   Secured by 1-4
   Family Residential
   Properties                221          101        ---
Loans to Finance
 Poultry Production
 and Other Related
 Operations                  ---          ---        ---
Loans to Finance
 Agricultural Production
 and Other Loans to
 Farmers                     ---          ---         12
Commercial and
 Industrial Loans             20           99        378
Loans to Individuals
 for Household, Family
 and Other Personal
 Expenditures                 98           55         53
Economic Development
 Bonds                       ---          ---        ---
Term Federal Funds Sold      ---          ---        ---
 Total Loans charged-off     339          255        443

Recoveries of previously
 charged-off Loans:
 Real Estate Loans
   Secured by 1-4 Family
   Residential Properties      6            6         14
Loans to Finance Poultry
 Production and
 Other Related Operations    ---          ---        ---
Loans to Finance
 Agricultural Production
 and Other Loans to Farmers  538          ---        500
Commercial and
 Industrial Loans             53          186        148
Loans to Individuals
 for Household, Family
 and Other Personal
 Expenditures                 25           35         37
Economic Development
 Commission Bonds            ---          ---        ---
Term Federal Funds Sold      ---          ---        ---

 Total Recoveries            622          227        699

Net Loans recovered
 / (charged-off)             283         (28)        256

Additions to allowance
 charged to expense         (19)          567        653

Balance at end of period  $5,933       $5,669     $4,935
Ratio of net recoveries /
 (charge-offs) during
 the period to average
  loans outstanding         .12%      (0.01%)      0.13%

                         Year Ended December 31,
                             1992       1991
Balance of allowance
for possibleosses at
 beginning of period      $3,204       $2,898
Addition of Affiliate
 Banks                       ---          ---
Loans charged-off:
 Real Estate Loans
    Secured by 1-4
    Family Residential
    Properties                96           65
Loans to Finance
 Poultry Production
 and Other Related
 Operations                  ---          ---
Loans to Finance
 Agricultural Production
 and Other Loans to
 Farmers                      29          758
Commercial and
 Industrial Loans            835          891
Loans to Individuals
 for Household, Family
 and Other Personal
 Expenditures                 76          100
Economic Development
 Bonds                       ---          ---
Term Federal Funds Sold      ---          ---
 Total Loans charged-off   1,036        1,814

Recoveries of previously
 charged-off Loans:
 Real Estate Loans
    Secured by 1-4 Family
    Residential Properties    46          ---
Loans to Finance Poultry
 Production and
 Other Related Operations    ---          ---
Loans to Finance
 Agricultural Production
 and Other Loans to Farmers  132           54
Commercial and
 Industrial Loans            504          106
Loans to Individuals
 for Household, Family
 and Other Personal
 Expenditures                 28           17
Economic Development
 Commission Bonds            ---          ---
Term Federal Funds Sold      ---          ---

 Total Recoveries            710          177

Net Loans recovered
 / (charged-off)           (326)      (1,637)

Additions to allowance
 charged to expense          984        1,943

Balance at end of period  $3,862       $3,204
Ratio of net recoveries /
 (charge-offs) during
 the period to average
  loans outstanding      (0.17%)      (0.95%)

Statistical Disclosures (continued)

The following table indicates the breakdown of the allowance for loan losses for the periods indicated:

                        (dollar references in thousands)
                       December 31,          December 31,
                           1995                  1994

                    Allowance  Ratio of  Allowance  Ratio of
                               Loans to             Loans to
                                Total                 Total
                                Loans                 Loans
Real Estate Loans        $3     29.78%      $185     30.15%
Poultry Loans         1,493     10.29%       918     11.40%
Agricultural Loans      726     11.82%       944     14.23%
Commercial and
 Industrial Loans     1,976     32.84%     1,101     30.92%
Loans to Individuals     58     15.01%       146     13.02%
Economic Development
 Commission Bonds       ---      0.26%       ---      0.28%
Term Federal Funds
 Sold                   ---                   --
Unallocated           1,677        N/A     2,375        N/A

Totals               $5,933    100.00%    $5,669    100.00%

             (dollar references in thousands)

                       December 31,
                           1993

                    Allowance  Ratio of
                               Loans to
                                Total
                                Loans

Real Estate Loans      $118     27.25%
Poultry Loans            65     15.05%
Agricultural Loans      872     12.24%
Commercial and
 Industrial Loans       906     31.91%
Loans to Individuals    128     13.17%
Economic Development
 Commission Bonds       ---      0.38%
Term Federal Funds
 Sold                   ---
Unallocated           2,846        N/A

Totals               $4,935    100.00%

                        (dollar references in thousands)
                       December 31,          December 31,
                           1992                  1991

                    Allowance  Ratio of  Allowance  Ratio of
                               Loans to             Loans to
                                Total                 Total
                                Loans                 Loans
Real Estate Loans       $29     24.67%       $28     22.89%
Poultry Loans            60     16.01%        57     12.01%
Agricultural Loans      148     12.47%       212     13.02%
Commercial and
 Industrial Loans     1,229     33.39%     1,468     34.91%
Loans to Individuals    116     12.65%       114     13.72%
Economic Development
 Commission Bonds       ---      0.81%       ---      1.22%
Term Federal Funds
 Sold                   ---                  ---      2.23%
Unallocated           2,280        N/A     1,325        N/A

Totals               $3,862    100.00%    $3,204    100.00%




Statistical Disclosures (continued)


The average amount of deposits is summarized for the periods indicated in the following table:

                                   December 31,

                              1995                 1994

                        Average              Average
                        Balance    Rate      Balance  Rate
Demand Deposits
 Non-interest Bearing  $32,576      ---     $30,279    ---
 Interest Bearing       40,134    2.29%      41,009  2.30%
Savings Deposits        52,177    3.01%      48,166  2.45%
Time Deposits          191,202    5.30%     164,422  4.42%

 Totals               $316,089    4.00%    $283,876  3.31%

                          December 31,

                              1993

                        Average
                        Balance    Rate
Demand Deposits
 Non-interest Bearing  $27,278      ---
 Interest Bearing       37,924    2.50%
Savings Deposits        45,841    2.58%
Time Deposits          168,659    4.57%

 Totals               $279,702    3.52%


 Maturities of time certificates of deposit of $100,000 or more are summarized as follows:

                         December 31,
                             1995
3 months or less             $4,639
Over 3 through 6 months       7,960
Over 6 through 12 months      6,602
Over 12 months                7,532
 Total                      $26,733




Return on Equity and Assets

The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, are as follows:

                             Year Ended December 31,

                               1995     1994    1993
Percentage of Net Income to:
 Average Shareholders' Equity  11.68%   10.85%  9.62%
 Average Total Assets           1.13%    1.08%  0.93%
Percentage of Dividends
 Declared per Common Share
 to Net Income per
   Common Share (1)            34.55%   35.79% 40.99%
Percentage of Average
 Shareholders' Equity to
 Average Total Assets           9.65%    9.91%  9.69%

<F1>
(1) Based on historical dividends declared by German American Bancorp without restatement for pooling.



Item 2. Properties.

   The Company owns no material physical properties except through its subsidiaries. Office space for employees is leased from the German American Bank.

   German American Bank conducts its operations from its main office building at 711 Main Street, in Jasper, Indiana. The main office building is owned by German American and contains approximately 23,600 square feet of office space. There is no indebtedness on such property on which German American's main office is located. German American Bank has seven branches, three of which are located in Jasper, and one each in the Dubois County towns of Huntingburg, Ferdinand, Dubois and Ireland. Of these branch facilities, five are owned by German American Bank and two are leased.

   Union Bank's main office facility in Loogootee, Indiana, contains approximately 12,000 square feet of space. The facility was constructed in 1988 and is owned by Union Bank.

   Community Bank conducts its operations from three locations, all of which are owned by Community Bank. Community Bank's principal banking office is located in Otwell, Indiana, in a building containing approximately 2,850 square feet.

   First State Bank's main office facility, located in Tell City, Indiana, constructed in 1981, contains approximately 13,900 square feet. The branch office located in Rockport, Indiana contains approximately 1,660 square feet. Both of these facilities are owned by First State Bank.
Item 3. Legal Proceedings.

   There are no pending legal proceedings, other than routine litigation incidental to the business of the Company's subsidiary banks, of a material nature in which the Company or any of its subsidiaries is involved.

Item 4. Submission of Matters to a Vote of Security Holders.

   There was no matter submitted during the fourth quarter of 1995 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item.   Executive Officers of the Registrant.
         NAME         AGE     TITLE AND FIVE YEAR HISTORY
George W. Astrike    (60)    Chairman and CEO of the Company
                             in 1995; Chairman and President
                             /CEO prior thereto. Chairman of
                             German American Bank in 1995;
                             Chairman and President prior
                             thereto.  Director of each of
                             the other Banks since
                             acquisition by the Company.

Mark A. Schroeder    (42)    President / Chief Operating
                             Officer / Chief Financial
                             Officer of the Company in 1995;
                             Vice President / Chief
                             Financial Officer prior
                             thereto. Director of each of
                             the other Banks since
                             acquisition by the Company.

Urban Giesler        (58)    Treasurer and Secretary of the
                             Corporation; Senior Vice
                             President Personal Banking of
                             German American Bank since
                             January, 1993; Senior Vice
                             President - Retail Lending of
                             German American Bank prior
                             thereto.
John M. Gutgsell     (40)    Vice President and Controller
                             of the Company in 1995; Vice
                             President and Controller of
                             German American Bank prior
                             thereto.

Stan J. Ruhe         (44)    Executive Vice President -
                             Credit Administration of the
                             Company in 1995. Executive Vice
                             President of German American
                             Bank in 1995; Senior Vice
                             President - Credit
                             Administration prior thereto.

James E. Essany      (41)    Senior Vice President -
                             Marketing in 1995;  Senior
                             Vice President - Operations /
                             Administration of German
                             American Bank prior thereto.


  There are no family relationships between any of the officers of the Corporation. All officers are elected for a term of one year.


                                    PART II

   The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1995 (`Shareholders' Report'').

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   See ``Market and Dividend Information'' on page 35 of the Shareholders' Report which section is incorporated herein by reference.

Item 6.  Selected Financial Data.

   See ``Five Year Summary of Financial Statements and Related Statistics'' on page 1 of the Shareholders' Report which section is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   See ``Management's Discussion and Analysis of Financial Condition and Results of Operations''on pages 2 through 14 of the Shareholders' Report which section is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
   The financial statements of the Corporation and related notes on pages 15 through 33 of the Shareholders' Report and the Auditors' Report thereon on page 34 of the Shareholders' Report, and the Interim Financial Data on page 3 of the Shareholders' Report, are all incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Information relating to Directors of the Corporation will be included under the caption `Election of Directors'' in the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1996 which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Report (the `1996 Proxy Statement''), which section is incorporated herein by reference in partial answer to this Item.

   Information relating to Executive Officers of the Corporation is included under the caption `Executive Officers of the Registrant'' under Part I of this Report on Form 10-K.

   Information relating to Section 16(a) reporting will be included in the 1996 Proxy Statement under the caption `Section 16(a) Reporting'', which is incorporated herein by reference.

Item 11.  Executive Compensation.
   Information relating to compensation of the Corporation's Executive Officers and Directors will be included under the captions `Executive Compensation'' and `Election of Directors -- Compensation of Directors'' in the 1996 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions `Election of Directors''and ``Principal Owners of Common Shares'' of the 1996 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   Information responsive to this Item 13 will be included under the captions `Certain Business Relationships and Transactions'' and ``Executive Compensation
- - Compensation Committee Interlocks and Insider Participation''of the 1996 Proxy Statement of the Corporation, which sections are incorporated herein by reference.




                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 a) The following 1995, 1994, and 1993 consolidated financial statements of the Corporation, and the Auditors' Report thereon, included on pages 15 through 34 of the Shareholders' Reports, are incorporated into Item 8 of this report by reference.


                                                Location in
1.  Financial Statements                       Shareholders' Report

    German American Bancorp and Subsidiaries

    Consolidated Balance Sheets at December 31,
    1995 and December 31, 1994                    Page 15

    Consolidated Statements of Income, years
    ended December 31, 1995, 1994, and 1993       Page 16

    Consolidated Statements of Cash Flows, years
    ended December 31, 1995, 1994, and 1993       Page 17

    Consolidated Statements of Changes in
    Shareholders'Equity, years ended
    December 31, 1995, 1994, and 1993             Page 18

    Notes to the Consolidated Financial
    Statements                                 Pages 19 - 33

    Independent Auditors' Report                  Page 34



2. Other financial statements and schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or related notes.
b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended December 31, 1995.

c)  Exhibits:

    The Exhibits described in the Exhibit List immediately following the `Signatures'' page of this report (which is incorporated herein by reference) are hereby filed as part of this report.


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GERMAN AMERICAN BANCORP
                                   (Registrant)

Date: March 15, 1996               By/s/George W. Astrike
                                   George W. Astrike,
                                   Chairman of the Board


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 15, 1996               By/s/George W. Astrike
                                   George W. Astrike,
                                   Chairman of the
                                   Board and Director (Chief
                                   Executive Officer)

Date: March 15, 1996               By/s/Mark A. Schroeder
                                   Mark A. Schroeder,
                                   President and Director
                                   (Principal Financial
                                   Officer)

Date: March 15, 1996               By/s/David G. Buehler
                                   David G. Buehler, Director

Date: March 15, 1996               By/s/Michael B. Lett
                                   Michael B. Lett, Director

Date: March 15, 1996               By/s/Gene C. Mehne
                                   Gene C. Mehne, Director

Date: March 15, 1996               By/s/Robert L. Ruckriegel
                                   Robert L. Ruckriegel,
                                   Director

Date: March 15, 1996               By/s/William R. Hoffman
                                   William R. Hoffman,
                                   Director

Date: March 15, 1996               By/s/Joseph F. Steurer
                                   Joseph F. Steurer,
                                   Director

Date:
                                   A. Wayne (Skip) Place Jr.,
                                   Director

Date:
                                   Larry J. Seger, Director

Date: March 15, 1996               By/s/John M. Gutgsell
                                   John M. Gutgsell,
                                   Controller (Principal
                                   Accounting Officer)


 Executive
Compensation
  Plans and                          Exhibit
Arrangements** Number         Description of Exhibit


               3.1     Restated Articles of Incorporation of
                       the Registrant as amended
                       April 24, 1995.

               3.2     Restated Bylaws of the Registrant as
                       amended August 14, 1990.

               10.1    Purchase and Assumption Agreement
                       between the Registrant and Regional
                       Federal Savings Bank dated July 8,
                       1994, is incorporated by reference to
                       Exhibit 2 to the Company's Quarterly
                       Report on Form 10-Q, as amended by
                       Form 10-Q/A filed on or about
                       September 19, 1994.

               10.2    Sublease entered by and between
                       Buehler Foods, Inc. and The German
                       American Bank dated January 2, 1987
                       (Huntingburg Banking Center Branch)
                       is incorporated by reference from
                       Exhibit 10.5 to the Registrant's
                       Registration Statement on Form S-4
                       filed February 28, 1994
                       (No. 33-75762) (the ``Otwell S-4'').

               10.3    Sublease entered by and between
                       Buehler Foods, Inc. and the Bank
                       dated August 1, 1990 (The Crossing
                       Shopping Center Branch) is
                       incorporated by reference to Exhibit
                       10.12 of the Registrant's Report on
                       Form 10-K for the year ended
                       December 31, 1990.

               10.4    Letter dated January 5, 1995 from the
                       German American Bank to Buehler
                       Foods, Inc. notifying Buehler Foods,
                       Inc. of exercise of renewal
                       option on The Crossing Shopping
                       Center Branch. (Exhibit 10.3).

   X           10.5    The Company's 1992 Stock Option Plan
                       is incorporated by reference from
                       Exhibit 10.1 to the Unibancorp S-4.

   X           10.6    Executive Deferred Compensation
                       Agreement dated December 1, 1992
                       between the German American Bank and
                       George W. Astrike, is incorporated
                       herein by reference from Exhibit 10.3
                       to the Unibancorp S-4.

   X           10.7    Director Deferred Compensation
                       Agreement between The German
                       American Bank and certain of its
                       Directors, is incorporated herein by
                       reference from Exhibit 10.4 to the
                       S-4.  (The Agreement entered into by
                       George W. Astrike, a copy of
                       which was filed as Exhibit 10.4 to
                       the S-4, is substantially identical
                       to the Agreements entered into by
                       the other Directors.)  The schedule
                       following Exhibit 10.4 to the S-4
                       lists the Agreements with the other
                       Directors and sets forth the material
                       detail in which such Agreements
                       differ from the Agreement filed as
                       Exhibit 10.4 to the Unibancorp S-4.

   X           10.8    Incentive stock option agreement
                       between the Company and George W.
                       Astrike dated April 20, 1993, is
                       incorporated by reference from
                       Exhibit 10.6 to the Otwell S-4.

   X           10.9    Form of Incentive Stock Option
                       Agreement executed April 20, 1993
                       between the Company and each of Mark
                       A. Schroeder (5000 shares), James E.
                       Essany (1500 shares), Urban Giesler
                       (1500 shares) and Stan J. Ruhe (3000
                       shares) (all numbers and prices
                       unadjusted for stock splits and stock
                       dividends) is incorporated by
                       reference from Exhibit 10.7 to the
                       Otwell S-4.

   X           10.10   Form of Incentive Stock Option
                       Agreement executed December 30,
                       1994 between the Registrant and George
                       W. Astrike (1700 shares) and Mark
                       A. Schroeder (1500 shares) is incorporated
                       by reference to Exhibit    10.12 of the
                       Registrant's Report on  Form 10-K for the
                       year ended December 31, 1994.

   X           10.11   Form of Incentive Stock Option
                       Agreement executed July 10, 1995
                       between the Registrant and Mark A.
                       Schroeder is incorporated by
                       reference to Exhibit 10.1 to the
                       Company's Quarterly Report on Form
                       10-Q filed on or about
                       November 13, 1995.

   X         10.12   Schedule of Incentive Stock Option
                     Agreements between the Registrant
                     and its executive officers dated
                     July 10, 1995.

               11    Computation of Earnings Per Share.

               13    Registrant's Annual Report to
                     Shareholders for the year ended
                     December 31, 1995.  This exhibit,
                     except to the extent specifically
                     incorporated by reference herein, is
                     furnished for the information of the
                     Commission only and is not to be
                     deemed        `filed'' as a part of this Report.

               21    Subsidiaries of the Registrant.

               23    Consents of Experts and Counsel.

               27    Financial Data Schedule.



**Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an `X'' in this column.