Form 10-Q
period 1996-03-31
GERMAN AMERICAN BANCORP
filed 1996-05-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
I  X  I   Quarterly Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934 for the Quarterly
Period Ended March 31, 1996

Or

I     I   Transition Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Transition Period From             to
                                                    ----------     ----------

Commission File Number 0-11244

                            German American Bancorp
             (Exact name of registrant as specified in its charter)

           INDIANA                           35-1547518
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

                    711 Main Street,  Jasper, Indiana  47546
             (Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code:(812) 482-1314

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X           NO
    ----------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                  Outstanding at May 10, 1996
Common Stock,  $10.00 par value             1,827,546








                            GERMAN AMERICAN BANCORP

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets --  March 31, 1996 and
     December 31, 1995

     Consolidated Statements of Income  --  Three Months Ended
     March 31, 1996 and 1995

     Consolidated Statements of Cash Flows  --  Three Months
     Ended March 31, 1996 and 1995

     Notes to Consolidated Financial Statements  --
     March 31, 1996


Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations


PART II.            OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits


               10.1 Form of Incentive Stock Option Agreement executed January 9, 1996 between the Registrant and George W. Astrike (2,940) shares.

               10.2 Schedule of Incentive Stock Option
     Agreements between the Registrant and its executive officers dated January 9, 1996.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

                    The Registrant did not file any
     reports on Form 8-K during the quarter ended
     March 31, 1996.


SIGNATURES







PART 1.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
                            GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
               (dollar references in thousands except share data)

                                      March 31,  December 31,
                                         1996         1995
ASSETS
Cash and Due from Banks                 $13,270     $15,421
Federal Funds Sold                       12,600      12,550
 Cash and Cash Equivalents               25,870      27,971

Interest-bearing Balances with Banks        899         897
Other Short-term Investments              3,979       5,929
Securities Available-for-Sale,
 at Market (Note 3)                      79,007      78,908
Securities Held-to-Maturity, at cost
 (Market Value of $11,298 and $11,237
 on March 31, 1996 and December 31,
 1995, respectively) (Note 3)            10,794      10,607

Loans (Note 4)                          235,730     231,127
Less:  Unearned Income                    (459)       (537)
   Allowance for Loan Losses
 (Note 5)                               (5,984)     (5,933)
Loans, Net                              229,287     224,657

Premises, Furniture and Equipment, Net    9,601       9,624
Other Real Estate                           273         286
Intangible Assets                         1,935       1,990
Accrued Interest Receivable and
 Other Assets                             7,057       6,894

   TOTAL ASSETS                        $368,702    $367,763

LIABILITIES
Noninterest-bearing Deposits            $37,046     $40,855
Interest-bearing Deposits               289,262     286,724
 Total Deposits                         326,308     327,579

Short-term Borrowings                     1,546         ---
Accrued Interest Payable and
 Other Liabilities                        3,526       3,228

   TOTAL LIABILITIES                    331,380     330,807

SHAREHOLDERS' EQUITY
Common Stock, $10 par value; 5,000,000
 shares  authorized, and 1,827,460 and
 1,825,040 issued and outstanding
 in 1996 and 1995, respectively          18,275      18,250
Preferred Stock, $10 par value; 500,000
 shares authorized, no shares issued        ---         ---
Additional Paid-in Capital                5,508       5,449
Retained Earnings                        13,045      12,398
Unrealized Appreciation /
 (Depreciation)  on Securities
Available-for-Sale (Net of tax of $324
 and $571 in 1996and 1995,
 respectively)                              494         859

   TOTAL SHAREHOLDERS' EQUITY            37,322      36,956

   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY              $368,702    $367,763


          See accompanying notes to consolidated financial statements.


                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)


                                         Three Months Ended
                                             March 31,
                                         1996         1995

INTEREST INCOME
Interest and Fees on Loans               $5,411     $4,953
Interest on Federal Funds Sold              180        163
Interest on Short-term Investments           85        231
Interest and Dividends on Securities      1,285      1,060
  TOTAL INTEREST INCOME                   6,961      6,407

INTEREST EXPENSE
Interest on Deposits                      3,296      2,755
Interest on Short-term Borrowings            11         74
  TOTAL INTEREST EXPENSE                  3,307      2,829

NET INTEREST INCOME                       3,654      3,578
Provision for Loan Losses                    10        114
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         3,644      3,464

NONINTEREST INCOME
Income from Fiduciary Activities             50         60
Service Charges on Deposit Accounts         163        147
Investment Services Income                  102         48
Other Charges, Commissions, and Fees         77        129
Gain on Sales of Loans and Other
  Real Estate                                 2         16
Gain on Sales of Securities                 ---        ---
  TOTAL NONINTEREST INCOME                  394        400

NONINTEREST EXPENSE
Salaries and Employee Benefits            1,402      1,274
Occupancy Expense                           202        202
Furniture and Equipment Expense             185        177
FDIC Premiums                                16        174
Computer Processing Fees                    106         95
Professional Fees                            57         40
Other Operating Expenses                    483        474
  TOTAL NONINTEREST EXPENSE               2,451      2,436

Income before Income Taxes                1,587      1,428
Income Tax Expense                          496        470
Net Income                               $1,091       $958

Earnings Per Share (Note 2)               $0.60      $0.52

Dividends Paid Per Share                  $0.20      $0.19




          See accompanying notes to consolidated financial statements.

                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar references in thousands)

                                         Three Months Ended
                                              March 31,
                                           1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                $1,091       $958
Adjustments to Reconcile Net Income to
 Net Cash from Operating Activities:
  Amortization and Accretion of Investments (49)      (224)
  Depreciation and Amortization              232        248
  Provision for Loan Losses                   10        114
  Gain on Sales of Securities                ---        ---
  Gain on Sales of Loans and Other
   Real Estate                               (2)       (16)
  Change in Assets and Liabilities:
   Unearned Income                          (78)       (77)
   Interest Receivable                       257        206
   Other Assets                            (281)         50
   Interest Payable                           93        108
   Deferred Loan Fees                        (1)         11
   Deferred Taxes                            109      (219)
   Other Liabilities                         205        502

   Total Adjustments                         495        703
   Net Cash from Operating Activities      1,586      1,661

CASH FLOWS FROM INVESTING ACTIVITIES
 Change in Interest-bearing Balances
  with Banks                                 (2)         99
 Proceeds from Maturities of Other
  Short-term Investments                   3,000     22,499
 Purchase of Other Short-term Investments  (979)   (22,677)
 Proceeds from Maturities of Securities
  Available-for-Sale                       7,893        515
 Proceeds from Sales of Securities
  Available-for-Sale                         ---        ---
 Purchase of Securities Available-
  for-Sale                               (8,626)    (3,000)
 Proceeds from Maturities of Securities
  Held-to-Maturity                           154      3,948
 Proceeds from Sales of Securities
  Held-to-Maturity                           ---        ---
 Purchase of Securities Held-to-Maturity   (342)      (808)
 Purchase of Loans                          (24)        ---
 Loans Made to Customers net of
 Payments Received                       (4,537)      1,415
 Property and Equipment Expenditures       (154)      (433)
 Proceeds from Sales of Other
  Real Estate                                 15         84
   Net Cash from Investing Activities    (3,602)      1,642

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Deposits                      (1,271)    (3,622)
 Change in Short-term Borrowings           1,546      3,380
 Dividends Paid                            (366)      (347)
 Exercise of Stock Option                      6        ---
   Net Cash from Financing Activities       (85)      (589)

Net Change in Cash and Cash Equivalents  (2,101)      2,714
 Cash and Cash Equivalents at
  Beginning of Year                       27,971     22,286
 Cash and Cash Equivalents at
  End of Year                            $25,870    $25,000

Cash Paid During the Year for:
 Interest                                 $3,214     $2,721
 Income Taxes                                160        120



          See accompanying notes to consolidated financial statements.



                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996



Note 1 -- Basis of Presentation
  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments made by management to these unaudited statements were of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 1995 Annual Report to Shareholders.

  German American Bancorp (the ``Company'') is a multi-bank holding company based in Jasper, Indiana. Its four affiliate banks conduct business in fourteen offices in Dubois, Martin, Pike, Perry and Spencer Counties, Indiana.

Note 2 -- Per Share Data

  The weighted average number of shares used in calculating earnings and dividends per share amounts were $1,827,247 and $1,826,171 at March 31, 1996 and 1995, respectively. The March 31, 1995 weighted average amount has been retroactively restated for the effect of a 5% stock declared in December 1995.


Note 3 -- Securities

  At March 31, 1996 and December 31, 1995, U.S. Government Agency structured notes with an amortized cost of $6,800 and $9,250, respectively and fair value of $6,718 and $9,201, respectively, are included in securities available-for-sale, consisting primarily of step-up and single-index bonds.


  Information regarding collateralized mortgage obligations (CMO's) and real estate mortgage investment conduits (REMIC's) is as follows:
                                 March 31,   December 31,
                                   1996          1995

Amortized Cost                    $31,661       $29,429
Fair Value                         31,650        29,474

Fixed Rate                         30,220        28,041
Variable Rate                       1,429         1,433




Note 4 -- Loans


  Loans, as presented on the balance sheet, are comprised of the following classifications:


                                    March 31,     December 31,
                                       1996          1995
                              (dollar references in thousands)


Real Estate Loans Secured by 1-4
  Family Residential Properties       $68,358      $68,826
Loans to Finance Poultry Production
  and other Related Operations         21,287       23,784
Loans to Finance Agricultural
  Production and Other Loans
  to Farmers                           27,930       27,310
Commercial and Industrial Loans        81,498       74,612
Loans to Individuals for Household,
  Family and Other Personal
  Expenditures                         34,981       34,685
Economic Development Commission Bonds     600          608
Lease Financing                         1,076        1,302
  Total Loans                        $235,730     $231,127




  Information regarding impaired loans is as follows at March 31, 1996 and December 31, 1995:
                                    March 31,    December 31,
                                       1996          1995


Balance of impaired loans              $4,506       $6,244
  Less: Portion for which no
        allowance for loan loss is
        allocated                         198          215
Portion of impaired loan balance for
  which an allowance
  for credit losses is allocated       $4,308       $6,029

Portion of allowance for loan losses
  allocated to the impaired loan balance $662         $898


Note 5 -- Allowance for Loan Losses

  A summary of the activity in the Allowance for Loan Losses is as follows:

                                         1996         1995
                              (dollar references in thousands)

Balance at January 1                   $5,933       $5,669
Provision for Loan Losses                  10          114
Recoveries of Prior Loan Losses           101           36
Loan Losses Charged to the Allowance     (60)        (125)
Balance at March 31                    $5,984       $5,694



Note 6 --  Stock Options

  As of January 1, 1996 Statement of Financial Accounting Standards No. 123 (FAS123), `Accounting for Stock-Based Compensation'' is applicable to the Company. FAS123 encourages, but does not require, the use of a `fair value based method''to account for stock-based compensation plans. The Company has elected not to change its accounting for stock options to a fair value based method, and no compensation expense was recorded for stock options granted during the three months ended March 31, 1996.


ITEM 2.

                            GERMAN AMERICAN BANCORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  German American Bancorp (``the Company'') is a multi-bank holding company based in Jasper, Indiana. Its four affiliate banks conduct business in fourteen offices in Dubois, Martin, Pike, Perry and Spencer Counties, Indiana. The banks provide a wide range of financial services, including accepting deposits; making commercial, mortgage and consumer loans; issuing credit life, accident and health insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing investment advisory and brokerage services.

  This section presents an analysis of the consolidated financial condition of the Company as of March 31, 1996 and December 31, 1995 and the consolidated results of operations for the quarters ended March 31, 1996 and 1995. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1995 Annual Report to Shareholders.


RESULTS OF OPERATIONS

  Net Income for the first quarter of 1996 was $1,091,000 or $0.60 per share, an increase of 13.9 percent over the $958,000 or $0.52 per share reported in 1995. The increase in 1996 earnings relative to those of the same quarter of the prior year was impacted by an increase in net interest income, a decline in the level of provision for loan losses, an increase in Investment Services Income and a significant decline in FDIC Premiums. Partially offsetting these earnings improvements were an increase in Salaries and Benefits and a decline in Other Charges, Commissions and Fees.

Net Interest Income:

  Net Interest Income is the Company's largest component of income and represents the difference between interest and fees earned on loans and investments and the interest paid on interest-bearing liabilities. In this discussion net interest income is presented on a `tax-equivalent'' basis whereby tax exempt income, such as interest on securities of state and political subdivisions, has been increased to the amount that would have been earned on a comparable taxable basis. This adjustment places taxable and non-taxable income on a common basis and allows and accurate comparison of rates and yields.

  The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis) for each of the periods presented herein. An effective tax rate of 34 percent is used on each period presented.


                          Three Months         Change from
                         Ended March 31,       Prior Period

                          1996     1995     Amount  Percent

                          (dollar references in thousands)

Interest Income         $7,178    $6,599     $579      8.8%
Interest Expense         3,307     2,829      478     16.9%
  Net Interest Income   $3,871    $3,770     $101      2.7%


  For the first three months of 1996, tax equivalent net interest income of $3,871,000 increased by $101,000 or 2.7% from the 1995 level. The net interest margin was 4.55% for 1996 versus 4.65% for 1995. The increase in the level of higher yielding assets, such as loans, which occurred during the period in 1996 resulted in a corresponding increase in net interest income. The decrease in net interest margin reflects the effect of the decline in general interest rates which occurred during the last half of 1995. This decrease occurred as a result of the impact on the average yields on loans and short-term investments which react more quickly to changes in general short-term interest rates than the average yields on investment securities and the average rates paid on interest-bearing deposits.

Provision For Loan Losses:

  The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

  The consolidated provision for loan losses was $10,000 in 1996 and $114,000 in 1995. The $104,000 decline in provision during 1996 resulted from a $57,000 negative provision for loan losses at Union Bank and a significant decline in first quarter 1996 charge-offs. The negative provision at Union Bank was due to collections of previous years' charged-off loans combined with management's determination that an adequate level of loan loss reserve existed prior to the loan recoveries. Because of the adequacy of the existing reserve, the recoveries resulted in the recording of a negative provision.

  The amount of future years' provision for loan loss will be subject to adjustment based on the findings of future evaluations of the adequacy of the loan loss reserve.

  Net recoveries were $41,000 or 0.02 percent of average loans for the first three months of 1996. For the same period of 1995, net charge-offs were $89,000. Underperforming loans, as a percentage of total loans were 1.27 and
1.51 percent on March 31, 1996 and December 31, 1995, respectively. See discussion headed `Financial Condition'' for more information regarding underperforming assets.

Noninterest Income:

  Operating noninterest income, exclusive of gains realized on the sales of Loans and Other Real Estate, for the first three months of 1996 was $392,000. This was $8,000 or 2.1 percent greater than the $384,000 posted for the same quarter of 1995. Investment Services Income for 1996 rebounded upward after a period of decline while Other Charges and Fees for 1996 declined sharply primarily in the area of insurance commissions.

Noninterest Expense:

  Total noninterest expense for the first three months of 1996 was $2,451,000 which translates to a $15,000 or less than one percent increase over the $2,436,000 posted for the same period in 1995.

  The largest single component of noninterest expense, Salaries and Employee Benefits, represents 57.2% of total noninterest expenses for 1996. This expense category was $1,402,000 during the first quarter of 1996, an increase of $128,000 or ten percent from the 1995 level of $1,274,000. A significant portion of this increase is attributable to effects of changes in the Company's organizational structure which occurred in mid 1995. Prior to July 1995, the Company's executive officers and support functions served both the Company and its lead affiliate bank, German American Bank. In recognition of the increased management and administrative demands existing under a multi-bank holding company environment, the management and administrative support functions of German American Bank and the Company were segmented into distinct groups with additional staffing implemented as deemed appropriate. Although this organizational change did result in an increased level of Salaries & Benefits, Company management believes the increased management focus at both the Bank and Bancorp level will result in increased operating efficiency.

  During 1995, the FDIC reduced the commercial bank deposit insurance premium rates as a result of the Bank Insurance Fund (`BIF'') reaching full capitalization of its congressionally mandated level. The full impact of this rate reduction became evident in 1996. Additional assessments or premiums may arise in 1996 from proposals before Congress which would result in the recapitalization of the Savings Association Insurance Fund (`SAIF''). Under this proposal, institutions holding deposits insured by SAIF would be subject to a one-time assessment followed by a reduction in ongoing FDIC premiums similar to that currently in place for BIF insured deposits. All of the deposits of First State Bank, a newly-formed affiliate are insured under SAIF. Therefore, the implementation of this proposal would increase 1996 total FDIC premiums by approximately $150,000 to an estimated $210,000 for 1996. Subsequent years premiums following any such SAIF assessment are anticipated to be $2,000 per affiliate bank or a total of $8,000. The statements in this paragraph relating to FDIC premiums and assessments for 1996 and future years are forward-looking statements which may or may not be accurate due to the impossibility of predicting future Congressional or regulatory actions or the future capitalization levels of BIF and SAIF.


FINANCIAL CONDITION

  As of March 31, 1996, total assets increased to $368,702,000 compared to $367,763,000 at December 31, 1995. Deposits fell $1,271,000 in 1996 reflecting normal seasonal fluctuations in the Company's deposit base and the customers continued utilization of other investment alternatives. Total loans rose by $4,681,000 or roughly two percent from the year-end mark of $230,590,000.


  The following analyzes German American Bancorp's underperforming assets at March 31, 1996 and December 31, 1995.



                           March 31, 1996   December 31, 1995

                            (dollar references in thousands)

Loans which are contractually
  past due 90 days or more       $2,470            $803
Nonaccrual Loans                    535           2,683
Renegotiated Loans                  ---             ---
  Total Underperforming Loans     3,005           3,486
Other Real Estate                   273             286
  Total Underperforming Assets   $3,278          $3,772

Allowance for Loan Loss to
  Underperforming Loans          199.13%          170.20%
Underperforming Loans to
  Total Loans                     1.27%            1.51%


  Underperforming loans at March 31, 1996 were 13.8% less than the $3,486,000 of underperforming loans at December 31, 1995. This decline is attributable to the overall improvement of the loan portfolio and to the reduction in the balance of an individual credit in the nonaccrual category. Stated as a percentage of total loans, underperforming loans were 1.27% and 1.51% for March 31, 1996 and December 31, 1995, respectively. The allowance for loan loss stated as a percentage of underperforming loans equaled 199.13% and 170.20% for the same two dates respectively.

  Underperforming loans include $2,454 and $2,646 of impaired loans at March 31, 1996 and December 31, 1995 (See Note 4 to the consolidated financial statements).

  The overall loan portfolio is diversified among a variety of individual borrowers, with a substantial portion of debtors' ability to honor their contracts dependent on the agricultural, poultry and wood manufacturing industries. Although wood manufacturers employ a significant number of people in the Company's market area, the Company does not have a concentration of credit to companies engaged in that industry.
Capital Resources:
  Industry regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. Minimum levels of capital are required to be maintained in proportion to total risk-weighted assets and off-balance sheet exposures such as loan commitments and standby letters of credit.

  Tier 1, or core capital, consists of shareholders' equity less goodwill, core deposit intangibles, and certain tax receivables defined by bank regulations. Tier 2 capital is defined as the amount of the allowance for loan losses which does not exceed 1.25% of gross risk adjusted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

  The minimum requirements under these standards are a 3.0% leverage ratio, which is Tier 1 capital divided by defined `total assets'', 4.0% Tier 1 capital to risk-adjusted assets and 8.0% total capital to risk-adjusted assets ratios. Under these guidelines, the Company, on a consolidated basis, and each of its affiliate banks individually, have capital ratios that substantially exceed the regulatory minimums. The table below presents the Company's consolidated capital ratios under the regulatory guidelines.

  At March 31, 1996, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.







RISK BASED CAPITAL STRUCTURE ($ in thousands)
                                      March 31,     December 31,
                                       1996           1995
Tier 1 Capital:
 Shareholders' Equity as presented
   on Balance Sheet                    $37,322      $36,956
 Add / (Subtract):  Unrealized
   Depreciation / Appreciation on
   Securities Available-for-Sale         (494)        (859)
 Less:  Intangible Assets and
   Ineligible Deferred Tax Assets      (2,129)      (2,140)
    Total                               34,699       33,957
Tier 2 Capital:
 Qualifying Allowance for Loan Loss      2,998        2,943
    Total Capital                      $37,697      $36,900

Risk-adjusted Assets                  $236,871     $232,272
Tier 1 Capital to Total Assets
 (leverage ratio)                        9.49%        9.29%
Tier 1 Capital to Risk-adjusted Assets  14.65%       14.62%
Total Capital to Risk-adjusted Assets   15.91%       15.89%

LIQUIDITY

 The Consolidated Statement of Cash Flows presented in another section of this report details the elements of change in the Company's cash and cash equivalents. During the first quarter of 1996, the net cash from operating activities, including net income of $1,091,000 provided $1,586,000 of available cash. The proceeds from the maturities of securities and short-term investments (net of purchases) provided more cash of $1,098,000. An increase in short-term borrowings made available $1,546,000 for a total cash inflow of $4,230,000. Major cash outflows experienced during the first quarter of 1996 include dividends of $366,000, property and equipment purchases of $154,000 and the net funding outlay of loans and deposits in the amount of $5,832,000. Total cash outflows for the period exceeded inflows by $2,101,000 leaving a cash and cash equivalent balance of $25,870,000 at March 31, 1996.


















PART II.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.        Description

        10.1             Incentive Stock Option Agreement   executed January 9,
1996 between the Registrant and George W. Astrike (2,940 shares).
        10.2 Schedule of Incentive Stock Option Agreements between the Registrant and its executive officers dated January 9, 1996.

         27              Financial Data Schedule for the period ended March 31,
1996.

(b)   Reports on Form 8-K

      The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.











SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GERMAN AMERICAN BANCORP

Date  May 14, 1996            By/s/George W. Astrike
    ----------------------    ------------------------
                              George W. Astrike
                              Chairman

Date  May 14, 1996            By/s/John M. Gutgsell
    ----------------------    -------------------------
                              John M. Gutgsell
                              Controller and Principal
                              Accounting Officer