Form 10-K/A
period 1995-12-31
GERMAN AMERICAN BANCORP
filed 1996-05-30
CIK 714395

THE FOLLOWING SUBMISSION IS AN AMMENDED FORM 10-K FROM DECEMBER 31, 1995
FOR THE GERMAN AMERICAN BANCORP. THE ORIGINAL SUBMISSION SENT ON 4-1-96 CONTAINED AN EXTRA END SUBMISSION TAG IN THE MIDDLE OF THE DOCUMENT AND THERE FORE DID NOT CONTAIN ANY OF THE NECESSARY EXHIBITS THAT WERE TO BE FILED WITH THE DOCUMENT.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K/A
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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



A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.


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

[CAPTION]

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