Form 10-Q
period 1996-06-30
GERMAN AMERICAN BANCORP
filed 1996-08-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
I  X  I   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Quarterly  Period Ended June 30, 1996

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

YES     X           NO
   ----------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                 Outstanding at August 10, 1996
    Common Stock,                      1,829,034
  $10.00 par value









                            GERMAN AMERICAN BANCORP

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets --  June 30, 1996 and
     December 31, 1995
     Consolidated Statements of Income  --  Three Months
     Ended June 30, 1996 and 1995

     Consolidated Statements of Income -- Six Months Ended
     June 30, 1996 and 1995

     Consolidated Statements of Cash Flows  --  Six Months
     Ended June 30, 1996 and 1995

     Notes to Consolidated Financial Statements  --
     June 30, 1996


Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations


PART II.            OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security
               Holders

Item 6.        Exhibits and Reports on Form 8-K




SIGNATURES
















PART 1.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

                            GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
               (dollar references in thousands except share data)
                                 (unaudited)

                                         June 30,  December 31,
                                          1996        1995
ASSETS
Cash and Due from Banks                 $14,947     $15,421
Federal Funds Sold                        4,425      12,550
 Cash and Cash Equivalents               19,372      27,971

Interest-bearing Balances with Banks        699         897
Other Short-term Investments                492       5,929
Securities Available-for-Sale,
 at Market (Note 3)                      86,033      78,908
Securities Held-to-Maturity, at cost
 (Market Value of $11,560 and $11,237
 on June 30, 1996 and December 31,
 1995, respectively) (Note 3)            11,270      10,607

Loans (Note 4)                          244,352     231,127
Less:  Unearned Income                    (425)       (537)
       Allowance for Loan Losses
       (Note 5)                         (6,057)     (5,933)
Loans, Net                              237,870     224,657

Premises, Furniture and
 Equipment, Net                           9,680       9,624
Other Real Estate                           262         286
Intangible Assets                         1,881       1,990
Accrued Interest Receivable and
 Other Assets                             7,036       6,894

   TOTAL ASSETS                        $374,595    $367,763

LIABILITIES
Noninterest-bearing Deposits            $37,085     $40,855
Interest-bearing Deposits               294,414     286,724
 Total Deposits                         331,499     327,579

Short-term Borrowings                     2,217         ---
Accrued Interest Payable and
 Other Liabilities                        3,427       3,228

   TOTAL LIABILITIES                    337,143     330,807
SHAREHOLDERS' EQUITY
Common Stock, $10 par value; 5,000,000
 shares  authorized, and 1,827,460 and
 1,825,040 issued and outstanding
 in 1996 and 1995, respectively          18,275      18,250
Preferred Stock, $10 par value; 500,000
 shares authorized, no shares issued        ---         ---
Additional Paid-in Capital                5,508       5,449
Retained Earnings                        13,719      12,398
Unrealized Appreciation / (Depreciation)
 on Securities Available-for-Sale
 (Net of tax of ($33) and $571 in 1996
 and 1995, respectively)                   (50)         859

   TOTAL SHAREHOLDERS' EQUITY            37,452      36,956

   TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $374,595    $367,763




          See accompanying notes to consolidated financial statements.






                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                          Three Months Ended
                                               June 30,
                                            1996      1995

INTEREST INCOME
Interest and Fees on Loans               $5,432     $5,304
Interest on Federal Funds Sold              125        213
Interest on Short-term Investments           38        198
Interest and Dividends on Securities      1,424      1,104
  TOTAL INTEREST INCOME                   7,019      6,819

INTEREST EXPENSE
Interest on Deposits                      3,337      3,195
Interest on Short-term Borrowings            11         58
  TOTAL INTEREST EXPENSE                  3,348      3,253

NET INTEREST INCOME                       3,671      3,566
Provision for Loan Losses                    68        114
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         3,603      3,452

NONINTEREST INCOME
Income from Fiduciary Activities             48         44
Service Charges on Deposit Accounts         182        149
Investment Services Income                  119         52
Other Charges, Commissions, and Fees        118         96
Gains on Sales of Loans and Other
 Real Estate                                  0         13
Gains on Sales of Securities                  0          0
  TOTAL NONINTEREST INCOME                  467        354

NONINTEREST EXPENSE
Salaries and Employee Benefits            1,424      1,339
Occupancy Expense                           203        198
Furniture and Equipment Expense             173        176
FDIC Premiums                                19        174
Computer Processing Fees                    101         99
Professional Fees                            87         37
Other Operating Expenses                    537        486
  TOTAL NONINTEREST EXPENSE               2,544      2,509

Income before Income Taxes                1,526      1,297
Income Tax Expense                          469        392
Net Income                               $1,057       $905

Earnings Per Share (Note 2)               $0.58      $0.50

Dividends Paid Per Share                  $0.21      $0.19




          See accompanying notes to consolidated financial statements.



                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                           Six Months Ended
                                              June 30,
                                           1996       1995
INTEREST INCOME
Interest and Fees on Loans              $10,843    $10,257
Interest on Federal Funds Sold              306        376
Interest on Short-term Investments          122        429
Interest and Dividends on Securities      2,709      2,164
  TOTAL INTEREST INCOME                  13,980     13,226

INTEREST EXPENSE
Interest on Deposits                      6,633      5,950
Interest on Short-term Borrowings            22        132
  TOTAL INTEREST EXPENSE                  6,655      6,082

NET INTEREST INCOME                       7,325      7,144
Provision for Loan Losses                    78        228
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         7,247      6,916

NONINTEREST INCOME
Income from Fiduciary Activities             98        104
Service Charges on Deposit Accounts         345        296
Investment Services Income                  222        100
Other Charges, Commissions, and Fees        194        225
Gains on Sales of Loans and Other
 Real Estate                                  2         29
Gains on Sales of Securities                  0          0
  TOTAL NONINTEREST INCOME                  861        754

NONINTEREST EXPENSE
Salaries and Employee Benefits            2,826      2,613
Occupancy Expense                           405        400
Furniture and Equipment Expense             358        353
FDIC Premiums                                35        348
Computer Processing Fees                    206        194
Professional Fees                           145         77
Other Operating Expenses                  1,020        960
  TOTAL NONINTEREST EXPENSE               4,995      4,945

Income before Income Taxes                3,113      2,725
Income Tax Expense                          965        862
Net Income                               $2,148     $1,863

Earnings Per Share (Note 2)               $1.18      $1.02

Dividends Paid Per Share                  $0.41      $0.38




          See accompanying notes to consolidated financial statements.



                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar references in thousands)
                                  (unaudited)
                                           Six Months Ended
                                                June 30,
                                            1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                $2,148     $1,863
Adjustments to Reconcile Net Income to
 Net Cash from Operating Activities:
  Amortization and Accretion of
   Investments                              (54)      (404)
  Depreciation and Amortization              459        476
  Provision for Loan Losses                   78        228
  Gains on Sales of Securities               ---        ---
  Gains on Sales of Loans and Other
   Real Estate                               (2)       (29)
  Change in Assets and Liabilities:
   Unearned Income                         (112)      (155)
   Interest Receivable                     (270)      (143)
   Other Assets                              673      (641)
   Interest Payable                           37        183
   Deferred Loan Fees                       (12)        (4)
   Deferred Taxes                             12      (504)
   Other Liabilities                         162        931

   Total Adjustments                         971       (62)
   Net Cash from Operating Activities      3,119      1,801

CASH FLOWS FROM INVESTING ACTIVITIES
 Change in Interest-bearing Balances
  with Banks                                 198        398
 Proceeds from Maturities of Other
  Short-term Investments                   7,000     32,000
 Purchase of Other Short-term
  Investments                            (1,466)   (31,535)
 Proceeds from Maturities of Securities
  Available-for-Sale                      13,591      1,748
 Proceeds from Sales of Securities
  Available-for-Sale                         ---        ---
 Purchase of Securities
  Available-for-Sale                    (22,224)    (7,749)
 Proceeds from Maturities of Securities
  Held-to-Maturity                           154      6,108
 Proceeds from Sales of Securities
  Held-to-Maturity                           ---        ---
 Purchase of Securities Held-to-Maturity   (818)    (1,739)
 Purchase of Loans                          (24)      (259)
 Loans Made to Customers net of
  Payments Received                     (13,143)    (5,630)
 Proceeds from Sales of Loans                ---        500
 Property and Equipment Expenditures       (406)      (628)
 Proceeds from Sales of Other
  Real Estate                                 26        139
   Net Cash from Investing Activities   (17,112)    (6,647)

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Deposits                        3,920      6,016
 Change in Short-term Borrowings           2,217    (3,062)
 Dividends Paid                            (749)      (696)
 Exercise of Stock Options                     6        ---
 Purchase and Retire Common Stock            ---       (46)
   Net Cash from Financing Activities      5,394      2,212

Net Change in Cash and Cash Equivalents  (8,599)    (2,634)
 Cash and Cash Equivalents at
  Beginning of Year                       27,971     22,286
 Cash and Cash Equivalents at
  End of Year                            $19,372    $19,652

Cash Paid During the Year for:
 Interest                                 $6,618     $5,899
 Income Taxes                                868        971



          See accompanying notes to consolidated financial statements.


                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


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

Note 2 -- Per Share Data

  The weighted average number of shares used in calculating earnings and dividends per share amounts were 1,827,354 and 1,826,097 for the second quarters of 1996 and 1995, respectively. The weighted average number of shares for the first six months of 1996 and 1995 were 1,827,460 and 1,826,023, respectively. The 1992 weighted average amounts have been retroactively restated for the effect of a 5% stock dividend declared in December 1995.


Note 3 -- Securities

  At June 30, 1996 and December 31, 1995, U.S. Government Agency structured notes with an amortized cost of $6,300 and $9,250, respectively and fair value of $6,205 and $9,201, respectively, are included in securities available-for-sale, consisting primarily of step-up and single-index bonds.


  Information regarding collateralized mortgage obligations (CMO's) and real estate mortgage investment conduits (REMIC's) is as follows:



                                  June 30,   December 31,
                                   1996          1995

Amortized Cost                    $27,939       $29,429
Fair Value                         28,150        29,474

Fixed Rate                         26,720        28,041
Variable Rate                       1,430         1,433





Note 4 -- Loans


  Loans, as presented on the balance sheet, are comprised of the following classifications:


                                     June 30,     December 31,
                                       1996          1995
                                (dollar references in thousands)


Real Estate Loans Secured by 1-4
  Family Residential Properties       $70,808      $68,826
Loans to Finance Poultry Production
  and other Related Operations         19,006       23,784
Loans to Finance Agricultural
  Production and Other Loans
  to Farmers                           29,385       27,310
Commercial and Industrial Loans        86,535       74,612
Loans to Individuals for Household,
  Family and Other Personal
  Expenditures                         37,205       34,685
Economic Development Commission Bonds     594          608
Lease Financing                           819        1,302
  Total Loans                        $244,352     $231,127




  Information regarding impaired loans is as follows at June 30, 1996 and December 31, 1995:

                                      June 30,   December 31,
                                        1996         1995


Balance of impaired loans              $5,580       $6,244
    Less: Portion for which no
        allowance for loan loss is
        allocated                         180          215
Portion of impaired loan balance for
  which an allowance
  for credit losses is allocated       $5,400       $6,029

Portion of allowance for loan losses
  allocated to the impaired loan balance $830         $898


Note 5 -- Allowance for Loan Losses

  A summary of the activity in the Allowance for Loan Losses is as follows:

                                         1996         1995

                              (dollar references in thousands)

Balance at January 1                   $5,933       $5,669
Provision for Loan Losses                  78          228
Recoveries of Prior Loan Losses           153           77
Loan Losses Charged to the Allowance    (107)        (259)
Balance at June 30                     $6,057       $5,715
Note 6 --  Stock Options

  As of January 1, 1996 Statement of Financial Accounting Standards No. 123 (FAS123), `Accounting for Stock-Based Compensation'' is applicable to the Company. FAS123 encourages, but does not require, the use of a `fair value based method''to account for stock-based compensation plans. The Company has elected not to change its accounting for stock options to a fair value based method, and no compensation expense was recorded for stock options granted during the six months ended June 30, 1996.
Note 7 -- Proposed Acquisition

  The Company signed an agreement in July 1996 providing for the merger of Peoples Bancorp of Washington (Washington, Indiana) (`Peoples Bancorp'') with the Company. Peoples Bancorp owns all of the outstanding stock of Peoples National Bank and Trust Company, Washington, Indiana (`Peoples Bank''). Peoples Bank operates four banking offices in Daviess County, Indiana.

  Under the terms of the agreement, the Company will issue to the shareholders of Peoples Bancorp between 586,111 and 659,375 shares of Company common stock (subject to customary antidilution adjustments in the event of stock dividends, splits and the like) depending upon the Company's average common stock price during a period prior to the date of the merger closing. The transaction is expected to be accounted for as a pooling of interests.

  The proposed merger is subject to approval by the Boards of Directors of both German American and Peoples Bancorp of a comprehensive agreement incorporating the terms of the July 1996 agreement and other customary terms and conditions, approval of that agreement by the shareholders of Peoples Bancorp, approvals of bank regulatory agencies, and other conditions. The parties contemplate that the merger will be effective at year end 1996 or early 1997.

  As of December 31, 1995 and for the year ended, Peoples Bancorp reported total assets of $90,841,580, shareholders equity of $8,832,441 and net income of $823,972.


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

  This section presents an analysis of the consolidated financial condition of the Company as of June 30, 1996 and December 31, 1995 and the consolidated results of operations for the periods ended June 30, 1996 and 1995. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1995 Annual Report to Shareholders.


RESULTS OF OPERATIONS

Net Income:

  Earnings for the second quarter of 1996 were $1,057,000 or $.58 per share as compared to $905,000 or $.50 per share for the same period a year earlier. Net income for the first half of 1996 was $2,148,000 or $1.18 per share, which was $285,000 or 15.3 percent greater than the $1,863,000 or $1.02 per share recorded during the same period in 1995. Principal factors affecting the earnings comparison were an increase in the net interest income, a lower provision for loan losses and an increase in noninterest income.

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


                           Six Months          Change from
                         Ended June 30,        Prior Period

                          1996     1995     Amount  Percent

                          (dollar references in thousands)

Interest Income        $14,424   $13,613     $811      6.0%
Interest Expense         6,655     6,082      573      9.4%
  Net Interest Income   $7,769    $7,531     $238      3.2%

                          Three Months         Change from
                         Ended June 30,        Prior Period

                          1996     1995     Amount  Percent

                          (dollar references in thousands)
Interest Income         $7,246    $7,014     $232      3.3%
Interest Expense         3,348     3,253       95      2.9%
  Net Interest Income   $3,898    $3,761     $137      3.6%

  For the first half of 1996, the tax-equivalent net interest income of
$7,769,000 exceeded the 1995 amount by $238,000 or 3.2%.   For the second
quarter of 1996, tax-equivalent net interest income of $3,898,000 increased by $137,000 or 3.6% from the 1995 level. The net interest margin for the first half of 1996 was 4.53% versus 4.64% for 1995. The increase in the level of higher yielding assets, such as loans, which occurred during the period in 1996 resulted in a corresponding increase in net interest income. The decrease in net interest margin reflects the effect of the decline in general interest rates which occurred during the last half of 1995. This decrease occurred as a result of the impact on the average yields on loans and short-term investments which react more quickly to changes in general short-term interest rates than the average yields on investment securities and the average rates paid on interest-bearing deposits.

Provision For Loan Losses:

  The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

  The Provision for loan losses for the second quarter of 1996 was $68,000 while a $114,000 provision was recorded for the comparable period of 1995. The provision for loan losses in the first half of 1996 was $78,000 versus $228,000 for the first six months of 1995. The decline in provision during 1996 resulted from a negative provision for loan losses at Union Bank and a significant decline in first half 1996 charge-offs. The negative provision at Union Bank was due to collections of previous years' charged-off loans combined with management's determination that an adequate level of loan loss reserve existed prior to the loan recoveries. Because of the adequacy of the existing reserve, the recoveries resulted in the recording of a negative provision.

  The amount of future years' provision for loan loss will be subject to adjustment based on the findings of future evaluations of the adequacy of the loan loss reserve.

  Net recoveries were $46,000 or 0.02 percent of average loans for the first six months of 1996. For the same period of 1995, net charge-offs were $182,000. Underperforming loans, as a percentage of total loans were 1.61 and 1.51 percent on June 30, 1996 and December 31, 1995, respectively. See discussion headed `Financial Condition'' for more information regarding underperforming assets.

Noninterest Income:

  Operating noninterest income, exclusive of gains realized on the sales of Loans and Other Real Estate, for the first half of 1996 was $859,000. This was $134,000 or 18.5 percent greater than the $725,000 posted for the same period of 1995. Investment Services Income for 1996 increased by $122,000 from that earned in 1995, as customers have again redirected their investable funds to nontraditional Investment products.

  Second quarter operating noninterest income, exclusive of gains realized on the sales of Loans and Other Real Estate, increased by $126,000 in 1996 primarily as a result of the $67,000 increase in investment services income.

  The Company had no security gains during 1996 or 1995.
Noninterest Expense:

  Total noninterest expense for the first six months of 1996 was $4,995,000 which translates to a $50,000 or 1.01% increase over the $4,945,000 posted for the same period in 1995. Total noninterest expense for the second quarter of 1996 was $2,544,000 which represents a $35,000 or 1.4% increase over the $2,509,000 posted for the same period in 1995.

  The largest single component of noninterest expense, Salaries and Employee Benefits, represents 56.6% of total noninterest expenses for 1996. This expense category was $2,826,000 during the first half of 1996, an increase of $213,000 or 8.2% from the 1995 level of $2,613,000. Salaries and employee benefits were $1,424,000 during the second quarter of 1996, an increase of $85,000 or 6.3% from the 1995 level of $1,339,000. A significant portion of this increase is attributable to effects of changes in the Company's organizational structure which occurred in mid 1995. Prior to July 1995, the Company's executive officers and support functions served both the Company and its lead affiliate bank, German American Bank. In recognition of the increased management and administrative demands existing under a multi-bank holding company environment, the management and administrative support functions of German American Bank and the Company were segmented into distinct groups with additional staffing implemented as deemed appropriate. Although this organizational change did result in an increased level of Salaries & Benefits, Company management believes the increased management focus at both the Bank and Bancorp level will result in increased operating efficiency.

  During 1995, the FDIC reduced the commercial bank deposit insurance premium rates as a result of the Bank Insurance Fund (`BIF'') reaching full capitalization of its congressionally mandated level. The full impact of this rate reduction became evident in 1996, as the assessment for the second quarter equaled $19,000 in 1996 as compared to $174,000 in 1995. For the first six months of 1996, the assessment was $35 compared to $348 in the same period of 1995. The deposits of First State Bank, the Company's newly-formed affiliate, continues to be insured under the Savings Association Insurance Fund (`SAIF'') which was not afforded the rate reduction.

  Professional fees rose by $50,000 during the second quarter of 1996, largely as a result of merger activities.

FINANCIAL CONDITION

  As of June 30, 1996, total assets increased to $374,595,000 compared to $367,763,000 at December 31, 1995. Deposits rose $3,920,000 in 1996 over that of year-end 1995. Total loans rose by $13,337,000 or 5.8% from the year-end mark of $230,590,000.

  The following analyzes German American Bancorp's underperforming assets at June 30, 1996 and December 31, 1995.

                            June 30, 1996   December 31, 1995

                            (dollar references in thousands)

Loans which are contractually
  past due 90 days or more       $2,777            $803
Nonaccrual Loans                  1,164           2,683
Renegotiated Loans                  ---             ---
  Total Underperforming Loans     3,941           3,486
Other Real Estate                   262             286
  Total Underperforming Assets   $4,203          $3,772

Allowance for Loan Loss to
  Underperforming Loans          153.69%          170.20%
Underperforming Loans to
  Total Loans                     1.61%            1.51%

  Underperforming loans at June 30, 1996 were 13.1% more than the $3,486,000 of underperforming loans at December 31, 1995. Stated as a percentage of total loans, underperforming loans were 1.61% and 1.51% for June 30, 1996 and December 31, 1995, respectively. The allowance for loan loss stated as a percentage of underperforming loans equaled 153.69% and 170.20% for the same two dates respectively.

  Underperforming loans include $2,546 and $2,646 of impaired loans at June 30, 1996 and December 31, 1995 (See Note 4 to the consolidated financial statements).

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

  At June 30, 1996, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

RISK BASED CAPITAL STRUCTURE ($ in thousands)
                                      June 30,    December 31,
                                       1996           1995

Tier 1 Capital:
 Shareholders' Equity as presented
   on Balance Sheet                    $37,452      $36,956
 Add / (Subtract):  Unrealized
   Depreciation / Appreciation on
   Securities Available-for-Sale            50        (859)
 Less:  Intangible Assets and
   Ineligible Deferred Tax Assets      (2,040)      (2,140)
    Total                               35,462       33,957
Tier 2 Capital:
 Qualifying Allowance for Loan Loss      3,115        2,943
    Total Capital                      $38,577      $36,900

Risk-adjusted Assets                  $246,224     $232,272
Tier 1 Capital to Total Assets
 (leverage ratio)                        9.52%        9.29%
Tier 1 Capital to Risk-adjusted Assets  14.40%       14.62%
Total Capital to Risk-adjusted Assets   15.67%       15.89%
LIQUIDITY

 The Consolidated Statement of Cash Flows presented in another section of this report details the elements of change in the Company's cash and cash equivalents. During the first half of 1996, the net cash from operating activities, including net income of $2,148,000 provided $3,119,000 of available cash. Increases in deposits and short-term borrowings made available an additional $6,137,000. Major cash outflows experienced during this six month period of 1996 include dividends of $749,000, property and equipment purchases of $406,000 and the net funding outlay of loans in the amount of $13,167,000. The purchase of securities and short-term investments (net of proceeds from maturities) decreased cash by $3,565,000. Total cash outflows for the period exceeded inflows by $8,599,000 leaving a cash and cash equivalent balance of $19,372,000 at June 30, 1996.



PROPOSED PEOPLES BANCORP MERGER

 During July 1996, the Company agreed to acquire Peoples Bancorp of Washington, Washington, Indiana (`Peoples Bancorp'') on the terms set forth in Note 7 to the financial statements included in this report. In evaluating the terms of this acquisition, the Company prepared estimates of the future earnings and financial condition for the Company and for Peoples Bancorp which took into consideration cost savings and efficiencies that Company management believes could be achieved in future years. These estimates compared the estimated earnings per share of the Company's common stock and its estimated shareholders' equity per share to the estimated earnings per share and shareholders' equity per share on a prospective pro forma basis giving effect to the acquisition on the agreed terms. Based on such analysis, the proposed acquisition of Peoples Bancorp is expected to be materially dilutive to the Company's earnings per share and shareholders equity per share compared to the amounts that might be expected without the business combination with Peoples Bancorp. The Company believes, however, that the anticipated dilution is acceptable given the Company's belief that entry into the Daviess County banking market offers strategic advantages to the Company.




PART II.  --  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Shareholders on April 25, 1996. At the Annual Meeting, the only matter voted upon was the election of Directors. The shareholders elected as Directors for an additional two-year term the five nominees proposed by the Board of Directors. The five nominees who were elected were Gene C. Mehne, Robert L. Ruckriegel, Mark A. Schroeder, Larry J. Seger and Joseph F. Steurer. The results of the proxy solicitation were as follows:

                        Votes         Votes       Broker
Nominee               Cast For      Withheld     Non-Votes

Gene C. Mehne       1,507,460.28     7,405.58    312,680.14
Robert L. Ruckriegel1,506,940.28     7,925.58    312,680.14
Mark A. Schroeder   1,507,460.28     7,405.58    312,680.14
Larry J. Seger      1,507,040.28     7,825.58    312,680.14
Joseph F. Steurer   1,507,460.28     7,405.58    312,680.14

     There were no abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.        Description

          2 Offer of Merger dated July 3, 1996 from the Company to Peoples Bancorp of Washington, as accepted by
                         Peoples Bancorp of Washington.

         27              Financial Data Schedule for the
                         period ended June 30, 1996.


(b)   Reports on Form 8-K

      A report on Form 8-K dated July 8, 1996 was filed reporting under Item 5 the Company's entering into merger agreement with Peoples Bancorp of Washington, Indiana providing for the merger of Peoples with German American Bancorp and also under Item 7 a Press Release more fully describing the agreement.
















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GERMAN AMERICAN BANCORP

Date  August 14, 1996         By/s/Mark A. Schroeder
     -----------------        -----------------------
                              Mark A. Schroeder
                              President

Date  August 14, 1996         By/s/John M. Gutgsell
     -----------------        ------------------------
                              John M. Gutgsell
                              Controller and Principal