Form 10-Q/A
period 1996-06-30
GERMAN AMERICAN BANCORP
filed 1996-08-20
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

  During 1995, the FDIC reduced the commercial bank deposit insurance premium rates as a result of the Bank Insurance Fund (`BIF'') reaching full capitalization of its congressionally mandated level. The full impact of this rate reduction became evident in 1996, as the assessment for the second quarter equaled $19,000 in 1996 as compared to $174,000 in 1995. For the first six months of 1996, the assessment was $35,000 compared to $348,000 in the same period of 1995. The deposits of First State Bank, the Company's newly-formed affiliate, continues to be insured under the Savings Association Insurance
Fund (`SAIF'') which was not afforded the rate reduction.

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


                              GERMAN AMERICAN BANCORP

As of August 14, 1996         By/s/Mark A. Schroeder
- ---------------------         -----------------------
                              Mark A. Schroeder
                              President

As of August 14, 1996         By/s/John M. Gutgsell
- ---------------------         ------------------------
                              John M. Gutgsell
                              Controller and Principal