Form 10-Q
period 1996-09-30
GERMAN AMERICAN BANCORP
filed 1996-11-13
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
I  X  I   Quarterly Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Quarterly  Period Ended September 30, 1996

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

YES     X           NO
    ----------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                        Outstanding at
                                        October 30, 1996
Common Stock,  $10.00 par value             1,830,880









                            GERMAN AMERICAN BANCORP

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets -- September 30, 1996 and
     December 31, 1995
     Consolidated Statements of Income  --  Three Months
     Ended September 30, 1996 and 1995

     Consolidated Statements of Income -- Nine Months Ended
     September 30, 1996 and 1995

     Consolidated Statements of Cash Flows  --  Nine Months
     Ended September 30, 1996 and 1995

     Notes to Consolidated Financial Statements  --
     September 30, 1996


Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations


PART II.            OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K




SIGNATURES
















PART 1.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

                            GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
               (dollar references in thousands except share data)
                     (unaudited)

                                    September 30, December 31,
                                         1996         1995
ASSETS
Cash and Due from Banks                 $12,963     $15,421
Federal Funds Sold                        9,525      12,550
 Cash and Cash Equivalents               22,488      27,971

Interest-bearing Balances with Banks        699         897
Other Short-term Investments                499       5,929
Securities Available-for-Sale,
 at market (Note 3)                      82,192      78,908
Securities Held-to-Maturity, at cost
 (Market Value of $14,461 and $11,237
 on September 30, 1996 and December 31,
 1995, respectively) (Note 3)            14,079      10,607

Loans (Note 4)                          249,285     231,127
Less:  Unearned Income                    (355)       (537)
   Allowance for Loan Losses  (Note 5)  (6,030)     (5,933)
Loans, Net                              242,900     224,657

Premises, Furniture and Equipment, Net   10,025       9,624
Other Real Estate                           262         286
Intangible Assets                         1,827       1,990
Accrued Interest Receivable
 and Other Assets                         6,857       6,894

   TOTAL ASSETS                        $381,828    $367,763

LIABILITIES
Noninterest-bearing Deposits            $34,929     $40,855
Interest-bearing Deposits               301,575     286,724
 Total Deposits                         336,504     327,579

Short-term Borrowings                     3,196         ---
Accrued Interest Payable and
 Other Liabilities                        3,580       3,228

   TOTAL LIABILITIES                    343,280     330,807

SHAREHOLDERS' EQUITY
Common Stock, $10 par value; 5,000,000
 shares  authorized, and 1,830,880 and
 1,825,040 issued and outstanding
 in 1996 and 1995, respectively
 (Note 6)                                18,309      18,250
Preferred Stock, $10 par value; 500,000
 shares authorized, no shares issued        ---         ---
Additional Paid-in Capital                5,587       5,449
Retained Earnings                        14,146      12,398
Unrealized Appreciation on Securities
 Available-for-Sale (Net of tax of $332
 and $571 in 1996 and 1995,
 respectively)                              506         859

   TOTAL SHAREHOLDERS' EQUITY            38,548      36,956

   TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $381,828    $367,763




          See accompanying notes to consolidated financial statements.





                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                         Three Months Ended
                                           September 30,
                                          1996        1995

INTEREST INCOME
Interest and Fees on Loans               $5,500     $5,424
Interest on Federal Funds Sold              105        159
Interest on Short-term Investments           19        181
Interest and Dividends on Securities      1,448      1,159
  TOTAL INTEREST INCOME                   7,072      6,923

INTEREST EXPENSE
Interest on Deposits                      3,439      3,277
Interest on Short-term Borrowings            15         36
  TOTAL INTEREST EXPENSE                  3,454      3,313

NET INTEREST INCOME                       3,618      3,610
Provision for Loan Losses                    67      (213)
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         3,551      3,823

NONINTEREST INCOME
Income from Fiduciary Activities             48         37
Service Charges on Deposit Accounts         210        161
Investment Services Income                  107         55
Other Charges, Commissions, and Fees         94        100
Gains on Sales of Loans and
 Other Real Estate                            0          0
Gains on Sales of Securities                  0          0
  TOTAL NONINTEREST INCOME                  459        353

NONINTEREST EXPENSE
Salaries and Employee Benefits            1,452      1,350
Occupancy Expense                           204        207
Furniture and Equipment Expense             188        187
FDIC Premiums                               175          3
Computer Processing Fees                    107        103
Professional Fees                           122         44
Other Operating Expenses                    546        524
  TOTAL NONINTEREST EXPENSE               2,794      2,418

Income before Income Taxes                1,216      1,758
Income Tax Expense                          359        598
Net Income                                 $857     $1,160

Earnings Per Share (Note 2)               $0.45      $0.61

Dividends Paid Per Share  (Note 2)        $0.20      $0.18




          See accompanying notes to consolidated financial statements.


                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                         Nine Months Ended
                                           September 30,
                                            1996      1995

INTEREST INCOME
Interest and Fees on Loans              $16,343    $15,680
Interest on Federal Funds Sold              411        535
Interest on Short-term Investments          141        610
Interest and Dividends on Securities      4,157      3,323
  TOTAL INTEREST INCOME                  21,052     20,148

INTEREST EXPENSE
Interest on Deposits                     10,072      9,226
Interest on Short-term Borrowings            37        168
  TOTAL INTEREST EXPENSE                 10,109      9,394

NET INTEREST INCOME                      10,943     10,754
Provision for Loan Losses (Note 5)          145         15
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                        10,798     10,739

NONINTEREST INCOME
Income from Fiduciary Activities            146        142
Service Charges on Deposit Accounts         555        456
Investment Services Income                  329        155
Other Charges, Commissions, and Fees        288        333
Gains on Sales of Loans and
 Other Real Estate                            2         21
Gains on Sales of Securities                  0          0
  TOTAL NONINTEREST INCOME                1,320      1,107

NONINTEREST EXPENSE
Salaries and Employee Benefits            4,278      3,963
Occupancy Expense                           609        606
Furniture and Equipment Expense             546        541
FDIC Premiums                               210        351
Computer Processing Fees                    313        297
Professional Fees                           267        121
Other Operating Expenses                  1,566      1,484
  TOTAL NONINTEREST EXPENSE               7,789      7,363

Income before Income Taxes                4,329      4,483
Income Tax Expense                        1,324      1,460
Net Income                               $3,005     $3,023

Earnings Per Share (Note 2)               $1.57      $1.58

Dividends Paid Per Share  (Note 2)        $0.59      $0.54




          See accompanying notes to consolidated financial statements.


                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar references in thousands)
                                  (unaudited)
                                          Nine Months Ended
                                             September 30,
                                            1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                $3,005     $3,023
Adjustments to Reconcile Net Income to
 Net Cash from Operating Activities:
  Amortization and Accretion of Investments (41)      (567)
  Depreciation and Amortization              695        707
  Provision for Loan Losses                  145         15
  Gains on Sales of Securities               ---        ---
  Gains on Sales of Loans and
   Other Real Estate                         (2)       (21)
  Change in Assets and Liabilities:
   Unearned Income                         (182)      (224)
   Interest Receivable                     (295)      (377)
   Other Assets                              540      (248)
   Interest Payable                           77        362
   Deferred Loan Fees                       (18)         64
   Deferred Taxes                             31      (489)
   Other Liabilities                         275        926
      Total Adjustments                    1,225        148

   Net Cash from Operating Activities      4,230      3,171

CASH FLOWS FROM INVESTING ACTIVITIES
 Change in Interest-bearing Balances
   with Banks                                198        696
 Proceeds from Maturities of Other
 Short-term Investments                    7,000     46,632
 Purchase of Other Short-term
   Investments                           (1,466)   (40,549)
 Proceeds from Maturities of Securities
   Available-for-Sale                     23,605      3,553
 Proceeds from Sales of Securities
   Available-for-Sale                        ---        ---
 Purchase of Securities
   Available-for-Sale                   (27,541)   (15,044)
 Proceeds from Maturities of Securities
   Held-to-Maturity                          204      6,975
 Proceeds from Sales of Securities
   Held-to-Maturity                          ---        ---
 Purchase of Securities Held-to-Maturity (3,679)    (2,737)
 Purchase of Loans                         (977)    (3,509)
 Loans Made to Customers net of
   Payments Received                    (17,211)    (7,620)
 Proceeds from Sales of Loans                ---        500
 Property and Equipment Expenditures       (933)      (796)
 Proceeds from Sales of Other Real Estate     26        147
   Net Cash from Investing Activities   (20,774)   (11,752)

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Deposits                        8,925     12,707
 Change in Short-term Borrowings           3,196    (5,665)
 Dividends Paid                          (1,133)    (1,044)
 Exercise of Stock Options                     8         22
 Issuance of Shares under Dividend
   Reinvestment Plan                          65        ---
 Purchase and Retire Common Stock            ---      (110)
   Net Cash from Financing Activities     11,061      5,910

Net Change in Cash and Cash Equivalents  (5,483)    (2,671)
 Cash and Cash Equivalents at
   Beginning of Year                      27,971     22,286
 Cash and Cash Equivalents at
   End of Period                         $22,488    $19,615

Cash Paid During the Year for:
 Interest                                $10,032     $9,032
 Income Taxes                              1,396      1,371



          See accompanying notes to consolidated financial statements.













                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


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

  German American Bancorp (the ``Company'') is a multi-bank holding company based in Jasper, Indiana. Its four affiliate banks conduct business in sixteen offices in Dubois, Martin, Pike, Perry and Spencer Counties, Indiana.
Note 2 -- Per Share Data

  The weighted average number of shares used in calculating earnings and dividends per share amounts were 1,921,583 and 1,916,890 for the third quarters of 1996 and 1995, respectively. The weighted average number of shares for the first nine months of 1996 and 1995 were 1,919,799 and 1,917,388, respectively. The weighted average amounts have been retroactively restated for the effect of 5% stock dividends declared in October 1996 and October 1995.


Note 3 -- Securities

  At September 30, 1996 and December 31, 1995, U.S. Government Agency structured notes with an amortized cost of $3,000,000 and $9,250,000, respectively and fair value of $2,916,000 and $9,201,000, respectively, are included in securities available-for-sale, consisting primarily of step-up and single-index bonds.


  Information regarding collateralized mortgage obligations (CMO's) and real estate mortgage investment conduits (REMIC's) is as follows:

                               September 30,   December 31,
                                    1996           1995

                            (dollar references in thousands)

Amortized Cost                    $24,466       $29,429
Fair Value                         24,648        29,474

Fixed Rate                         23,229        28,041
Variable Rate                       1,419         1,433
Note 3 -- Securities  (continued)

The amortized cost and estimated market values of Securities as of September 30, 1996 are as follows:

                                                   Estimated
                                      Amortized      Market
Securities Available-for-Sale:          Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $32,382       $32,117
Obligations of State and Political
  Subdivisions                         16,735        17,536
Corporate Securities                    7,771         7,891
Mortgage-backed Securities             24,466        24,648

  Total                               $81,354       $82,192


                                                   Estimated
                                      Amortized      Market
Securities Held-to-Maturity:            Cost         Value

Obligations of State and Political
  Subdivisions                        $13,065       $13,447
Other Securities                        1,014         1,014

  Total                               $14,079       $14,461


The amortized cost and estimated market values of Securities as of December 31, 1995 are as follows:

                                                   Estimated
                                      Amortized      Market
Securities Available-for-Sale:          Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $23,727       $23,787
Obligations of State and Political
  Subdivisions                         14,232        15,386
Corporate Securities                    6,375         6,463
Mortgage-backed Securities             33,144        33,272

  Total                               $77,478       $78,908


                                                   Estimated
                                      Amortized      Market
Securities Held-to-Maturity:            Cost         Value

Obligations of State and Political
  Subdivisions                         $9,869       $10,499
Other Securities                          738           738

  Total                               $10,607       $11,237


Note 4 -- Loans


  Loans, as presented on the balance sheet, are comprised of the following classifications:
                                  September 30,   December 31,
                                          1996       1995
                                (dollar references in thousands)

Real Estate Loans Secured by 1-4
  Family Residential Properties       $73,428      $68,826
Loans to Finance Poultry Production
  and other Related Operations         16,421       23,784
Loans to Finance Agricultural
  Production and Other Loans
  to Farmers                           31,147       27,310
Commercial and Industrial Loans        87,301       74,612
Loans to Individuals for Household,
  Family and Other Personal
  Expenditures                         39,683       34,685
Economic Development Commission Bonds     588          608
Lease Financing                           717        1,302
  Total Loans                        $249,285     $231,127



  Information regarding impaired loans is as follows at September 30, 1996 and December 31, 1995:

                                  September 30,  December 31,
                                       1996          1995
                                (dollar references in thousands)

Balance of impaired loans              $4,132       $6,244
    Less: Portion for which no
        allowance for loan loss is
        allocated                         237          215
Portion of impaired loan balance for
  which an allowance
  for credit losses is allocated       $3,895       $6,029

Portion of allowance for loan losses
  allocated to the impaired loan balance $996         $898



Note 5 -- Allowance for Loan Losses

  A summary of the activity in the Allowance for Loan Losses is as follows:
                                         1996         1995
                                (dollar references in thousands)

Balance at January 1                   $5,933       $5,669
Provision for Loan Losses                 145           15
Recoveries of Prior Loan Losses           203          430
Loan Losses Charged to the Allowance    (251)        (280)
Balance at September 30                $6,030       $5,834

Note 6 --  Stock Dividend

  The Company's Board of Directors declared a five percent stock dividend on the Company's Common Stock in October 1996, payable December 6, 1996 to holders of record November 8, 1996. These additional shares will be recorded during the fourth quarter of 1996; however, the stock dividend has been given retroactive effect for purposes of computing per share data in the consolidated financial statements. See Note 2.

Note 7 --  Stock Options

  As of January 1, 1996 Statement of Financial Accounting Standards No. 123 (FAS123), `Accounting for Stock-Based Compensation'' is applicable to the Company. FAS123 encourages, but does not require, the use of a `fair value based method''to account for stock-based compensation plans. The Company has elected not to change its accounting for stock options to a fair value based method, and no compensation expense was recorded for stock options granted during the nine months ended September 30, 1996.

Note 8 -- Proposed Acquisition

  The Company signed a definitive agreement in September 1996 providing for the merger of Peoples Bancorp of Washington (Washington, Indiana) (`Peoples Bancorp') with a subsidiary of the Company. Peoples Bancorp owns all of the outstanding stock of Peoples National Bank and Trust Company, Washington, Indiana (`Peoples Bank''). Peoples Bank operates four banking offices in Daviess County, Indiana.

  Under the terms of the agreement, the Company will issue to the shareholders of Peoples Bancorp between 615,417 and 692,344 shares of Company Common Stock as adjusted for the Company's five percent stock dividend declared in October 1996 (subject to further antidilution adjustments in the event of any future stock dividends, splits and the like), depending upon the Company's average common stock price during a period prior to the date of the merger closing. Based on the reported bid / asked quotations for the Company's Common Stock during the period preceding September 30, 1996, the Company would have issued the minimum number of shares had the merger closed on September 30, 1996. The transaction is expected to be accounted for as a pooling of interests.

  The proposed merger is subject to approval by the shareholders of Peoples Bancorp, approvals of bank regulatory agencies, and other conditions. The parties contemplate that the merger will be effective in late 1996 or early 1997.
  As of December 31, 1995 and for the year then ended, Peoples Bancorp reported total assets of $90,841,580, shareholders' equity of $8,832,441 and net income of $823,972.

ITEM 2.

                            GERMAN AMERICAN BANCORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  German American Bancorp (``the Company'') is a multi-bank holding company based in Jasper, Indiana. Its four affiliate banks conduct business in sixteen offices in Dubois, Martin, Pike, Perry and Spencer Counties, Indiana. The banks provide a wide range of financial services, including accepting deposits; making commercial, mortgage and consumer loans; issuing credit life, accident and health insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing investment advisory and brokerage services.

  This section presents an analysis of the consolidated financial condition of the Company as of September 30, 1996 and December 31, 1995 and the consolidated results of operations for the periods ended September 30, 1996 and 1995. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1995 Annual Report to Shareholders.


RESULTS OF OPERATIONS

Net Income:

  The Company's earnings for the third quarter of 1996 were $857,000 or $.45 per share, a decrease of $303,000 (or 26%) from the Company's third quarter earnings for 1995 of $1,160,000 or $.61 per share. The Company's net income for the nine months ended September 30, 1996, were $3,005,000 or $1.57 per share, down slightly from net income for the comparable 1995 period of $3,023,000 or $1.58 per share.

  The earnings comparisons for both the three month period and the nine month period were materially impacted by three factors. First, the FDIC made a $157,000 special assessment against the Company's Savings Association Insurance Fund (SAIF) deposits in the third quarter of 1996 compared to a $166,000 FDIC premium refund recorded by the Company in the third quarter of 1995. Second, the Company's third quarter 1995 operating results were positively impacted by a significantly reduced level of provision for loan loss resulting from the 1995 recovery by one of its affiliate banks of a previously charged-off loan totaling $327,000. Third, 1996 earnings have been affected by expenses associated with the Company's pending acquisition of Peoples Bancorp of Washington, Indiana.
The Company's after-tax expenses for these three items increased by $339,000 ($.18 per share) during the three month period, and by $77,000 ($.04 per share) during the nine month period ended September 30, 1996, as compared to the prior year periods.

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


                           Nine Months         Change from
                       Ended September 30,     Prior Period

                        1996      1995      Amount  Percent
                          (dollar references in thousands)

Interest Income        $21,742   $20,739   $1,003      4.8%
Interest Expense        10,109     9,394      715      7.6%
  Net Interest Income  $11,633   $11,345     $288      2.5%


                          Three Months         Change from
                       Ended September 30,     Prior Period

                         1996     1995      Amount  Percent
                          (dollar references in thousands)

Interest Income         $7,318    $7,126     $192      2.7%
Interest Expense         3,454     3,313      141      4.3%
  Net Interest Income   $3,864    $3,813      $51      1.3%


  For the first three quarters of 1996, the tax-equivalent net interest income
of $11,633,000 exceeded the 1995 amount by $288,000 or 2.5%.   For the third
quarter of 1996, tax-equivalent net interest income of $3,864,000 increased by $51,000 or 1.3% from the 1995 level. The net interest margin for the first nine months of 1996 was 4.48% versus 4.61% for 1995. The increase in the level of higher yielding assets, such as loans, which occurred during the period in 1996 resulted in a corresponding increase in net interest income. The decrease in net interest margin reflects the effect of the decline in general interest rates which occurred during the last half of 1995 and the majority of 1996. This decrease in the net interest margin occurred as a result of the impact on the average yields on loans and short-term investments which react more quickly to changes in general short-term interest rates than the average yields on investment securities and the average rates paid on interest-bearing deposits.

Provision For Loan Losses:

  The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

  During the third quarter of 1995, it became evident that a single loan which was previously charged against the allowance for loan losses in the amount of $327,000 had returned to performing status. The full amount of the loan was recognized during the third quarter of 1995 as a recovery of prior loan losses. As a result of this recovery and based on Management's evaluation of the adequacy of the allowance for loan losses, a negative charge to the provision
for loan losses was taken during the third quarter of 1995.   Accordingly, the
provision for loan losses for the third quarter of 1995 was a negative $213,000 and for the first nine months of 1995 was only $15,000. The comparable provision increased by $280,000 (to $67,000) for the third quarter of 1996 and by $130,000 (to $145,000) for the nine months ended September 30, 1996.

  The amount of future years' provision for loan loss will be subject to adjustment based on the findings of future evaluations of the adequacy of the loan loss reserve.
  Net charge-offs were $48,000 or 0.02 percent of average loans for the first nine months of 1996. For the same period of 1995, net recoveries were $150,000. Underperforming loans, as a percentage of total loans were 1.24 and 1.51 percent on September 30, 1996 and December 31, 1995, respectively. See discussion headed `Financial Condition'' for more information regarding underperforming assets.

Noninterest Income:

  Noninterest income, exclusive of gains realized on the sales of Loans and Other Real Estate, for the first three quarters of 1996 was $1,318,000. This was $232,000 or 21.4 percent greater than the $1,086,000 posted for the same period of 1995. Investment Services Income for 1996 increased by $174,000 from that earned in 1995.

  Third quarter noninterest income, exclusive of gains realized on the sales of Loans and Other Real Estate, increased by $106,000 in 1996 primarily as a result of the $52,000 increase in Investment Services Income.

  The Company had no security sales during 1996 or 1995.



Noninterest Expense:

  Total noninterest expense for the first nine months of 1996 was $7,789,000 which translates to a $426,000 or 5.8% increase over the $7,363,000 posted for the same period in 1995. Total noninterest expense for the third quarter of 1996 was $2,794,000 which represents a $376,000 or 15.6% increase over the $2,418,000 posted for the same period in 1995.

  The largest single component of noninterest expense, Salaries and Employee Benefits, represents 54.9% of total noninterest expenses for 1996. This expense category was $4,278,000 during the first nine months of 1996, an increase of $315,000 or 7.9% from the 1995 level of $3,963,000. Salaries and employee benefits were $1,452,000 during the third quarter of 1996, an increase of $102,000 or 7.6% from the 1995 level of $1,350,000. A significant portion of this increase is attributable to effects of changes in the Company's organizational structure which occurred in mid 1995. Prior to July 1995, the Company's executive officers and support functions served both the Company and its lead affiliate bank, German American Bank. In recognition of the increased management and administrative demands existing under a multi-bank holding company environment, the management and administrative support functions of German American Bank and the Company were segmented into distinct groups with additional staffing implemented as deemed appropriate. Although this organizational change did result in an increased level of Salaries & Benefits, Company management believes the increased management focus at both the Bank and Bancorp level will result in increased operating efficiency.

  Deposits held at the Company's affiliate banks are insured by the FDIC within two different funds - Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). All of the deposits of First State Bank are covered under SAIF whereas nearly all the deposits of the other three affiliate banks are within BIF. During the third quarter of 1995, the FDIC refunded $166,000 to BIF insured banks as a result of this particular fund having surpassed a congressionally mandated level. The result of this refund was to reduce FDIC Premium expense to a mere $3,000 for the third quarter of 1995. However, on September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted into law. This legislation imposed a one-time special assessment on SAIF - assessable deposits for the purpose of boosting the capital of the Savings Association Insurance Fund. This special assessment to the Company was $157,000 which increased the third quarter 1996 FDIC expense to $175,000, an increase of $172,000 from the prior year's third quarter. This Act also will require the Company's BIF-insured subsidiary banks to assume a portion of the obligations (FICO bonds) previously assessed only to SAIF institutions, commencing January 1997. Beginning in 1997 and until December 31, 1999 the estimated assessment rate on these obligations will be 1.3 basis points per $100 of insured deposit base for BIF as opposed to 6.4 basis points for SAIF deposits. The Company's annualized premium expense for 1997 would be approximately $57,000 based on September 30, 1996 deposit holdings. From the year 2000 until 2019, the estimated assessment rate for the obligations is expected to be under 2.5 basis points for all deposits.

  The Company's anticipated deposit insurance premium expense for 1997 and anticipated assessment rates included in the preceding paragraph are forward-looking statements that are based solely on current levels of deposits (which might change significantly due to acquisitions by the Company of other financial institutions or branches) and FDIC estimates of assessment rates. These assessment rates represent the rates the FDIC presently feels are sufficient to generate the funds required to retire obligations known as FICO bonds which mature in the year 2019. These assessment rates could rise in future years above the levels illustrated here in the event certain actions (such as an increased level of bank or thrift failures) deplete the fund(s) below certain reserve levels thereby prompting a need to bolster the fund balance via higher premium rates. Accordingly, actual future deposit insurance expense for 1997 and future years could vary materially from the amounts presently anticipated.

  Professional Fees for the first nine months of 1996 were $267,000 or $146,000 higher than the $121,000 posted for the same three quarters of 1995. This particular category rose primarily because of the Company's pending acquisition of Peoples Bancorp of Washington, Indiana and certain other general acquisition-related expenditures.

  Professional Fees for the third quarter of 1996 were $122,000 versus $44,000 for the same three months of the prior year. Again merger activity accounted for this increased expenditure level.


FINANCIAL CONDITION

  As of September 30, 1996, total assets increased to $381,828,000 compared to $367,763,000 at December 31, 1995. Deposits rose $8,925,000 in 1996 over that of year-end 1995. Loans, net of unearned income rose by $18,340,000 or 8.0% from the year-end mark of $230,590,000.













Underperforming Assets:

  The following analyzes German American Bancorp's underperforming assets at September 30, 1996 and December 31, 1995.

                        September 30, 1996  December 31, 1995
                           (dollar references in thousands)

Loans which are contractually
  past due 90 days or more       $1,529          $2,683
Nonaccrual Loans                  1,567             803
Renegotiated Loans                  ---             ---
  Total Underperforming Loans     3,096           3,486
Other Real Estate                   262             286
  Total Underperforming Assets   $3,358          $3,772

Allowance for Loan Loss to
  Underperforming Loans          194.77%          170.20%
Underperforming Loans to
  Total Loans                      1.24%            1.51%


  Underperforming loans at September 30, 1996 were 11.2% less than the $3,486,000 of underperforming loans at December 31, 1995. Stated as a percentage of total loans, underperforming loans were 1.24% and 1.51% for September 30, 1996 and December 31, 1995, respectively. The allowance for loan loss stated as a percentage of underperforming loans equaled 194.77% and 170.20% for the same two dates respectively.

  Underperforming loans include $1,906,000 and $2,646,000 of impaired loans at September 30, 1996 and December 31, 1995 (See Note 4 to the consolidated financial statements).

  The overall loan portfolio is diversified among a variety of individual borrowers, with a substantial portion of debtors' ability to honor their contracts dependent on the agricultural, poultry and wood manufacturing industries. Although wood manufacturers employ a significant number of people in the Company's market area, the Company does not have a concentration of credit to companies engaged in that industry. The Company has historically been involved in the financing of poultry production. As a means of controlling risk from concentrations of credit within this industry, the Company has, during recent years, utilized guaranties from the Small Business Administration (SBA) and the Farmers Home Administration (FmHA). Typically, the guaranties provide for SBA and FmHA, in the event of default, to absorb from 85% to 90% of the loan balance remaining after the application of collateral. No unguaranteed concentration of credit in excess of 10% of total assets exists within any single industry group.






Capital Resources:

  Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. Minimum levels of capital are required to be maintained in proportion to total risk-weighted assets and off-balance sheet exposures such as loan commitments and standby letters of credit.

  Tier 1, or core capital, consists of shareholders' equity less goodwill, core deposit intangibles, and certain tax receivables defined by bank regulations. Tier 2 capital is defined as the amount of the allowance for loan losses which does not exceed 1.25% of gross risk adjusted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

  The minimum requirements under these standards are generally at least a 4.0% leverage ratio, which is Tier 1 capital divided by defined `total assets'', 4.0% Tier 1 capital to risk-adjusted assets and 8.0% total capital to risk-adjusted assets ratios. Under these guidelines, the Company, on a consolidated basis, and each of its affiliate banks individually, have capital ratios that substantially exceed the regulatory minimums.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a `well-capitalized'' entity must achieve a Tier One Risk-based capital ratio of at least 6.0%, a total capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be under a capital directive order.

  At September 30, 1996, management is not under such a capital directive nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.















  The table below presents the Company's consolidated capital ratios under regulatory guidelines.

RISK BASED CAPITAL STRUCTURE ($ in thousands)
                                      September 30,December 31,
                                          1996        1995
Tier 1 Capital:
 Shareholders' Equity as presented
   on Balance Sheet                    $38,548      $36,956
 Add / (Subtract):  Unrealized
   Depreciation / Appreciation on
   Securities Available-for-Sale         (506)        (859)
 Less:  Intangible Assets and
   Ineligible Deferred Tax Assets      (1,986)      (2,140)
    Total Tier 1 Capital                36,056       33,957
Tier 2 Capital:
 Qualifying Allowance for Loan Loss      3,195        2,943
    Total Capital                      $39,251      $36,900

Risk-adjusted Assets                  $252,743     $232,272

                               To be Well
                              Capitalized
                              Under Prompt
                  Minimum for  Corrective
                    Capital      Action
                    Adequacy   Provisions Sept.30, Dec. 31,
                    Purposes    (FDICIA)    1996    1995

Leverage Ratio        4.00%      5.00%     9.60%   9.29%
Tier 1 Capital to
 Risk-adjusted Assets 4.00%      6.00%    14.27%  14.62%
Total Capital to
 Risk-adjusted Assets 8.00%     10.00%    15.53%  15.89%



LIQUIDITY

 The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first nine months of 1996, the net cash from operating activities, including net income of $3,005,000 provided $4,230,000 of available cash. Increases in deposits and short-term borrowings made available an additional $12,121,000. Major cash outflows experienced during this nine month period of 1996 included dividends of $1,133,000, property and equipment purchases of $933,000 and the net funding outlay of loans in the amount of $18,188,000. The purchase of securities and short-term investments (net of proceeds from maturities) decreased cash by $1,679,000. Total cash outflows for the period exceeded inflows by $5,483,000 leaving a cash and cash equivalent balance of $22,488,000 at September 30, 1996.





PROPOSED PEOPLES BANCORP MERGER

 The Company has agreed to acquire Peoples Bancorp of Washington, Washington, Indiana (`Peoples Bancorp'') on the terms set forth in Note 8 to the financial statements included in this report. In evaluating the terms of this acquisition, the Company prepared estimates of the future earnings and financial condition for the Company and for Peoples Bancorp which took into consideration cost savings and efficiencies that Company management believes could be achieved in future years. These estimates compared the estimated earnings per share of the Company's common stock and its estimated shareholders' equity per share to the estimated earnings per share and shareholders' equity per share on a prospective pro forma basis giving effect to the acquisition on the agreed terms. Based on such analysis, the proposed acquisition of Peoples Bancorp is expected to be materially dilutive, in the early years, to the Company's earnings per share and shareholders' equity per share compared to the amounts that might be expected without the business combination with Peoples Bancorp. The Company believes, however, that the anticipated dilution is acceptable given the Company's belief that entry into the Daviess County banking market offers strategic advantages to the Company.


PART II.  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.        Description

          2 Agreement and Plan of Reorganization by and among Peoples Bancorp of Washington, the Registrant, and certain affiliates dated September 27, 1996.


         27              Financial Data Schedule for the period ended
                         September 30, 1996.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended September 30, 1996, except a report filed July 17, 1996 reporting under Item 5 the Registrant's execution of an agreement to acquire Peoples Bancorp of Washington, Washington, Indiana.








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GERMAN AMERICAN BANCORP

Date  11/13/96                By/s/George W. Astrike
      ------------------      ----------------------------
                              George W. Astrike
                              Chairman

Date  11/13/96                By/s/John M. Gutgsell
     -------------------      -----------------------------
                              John M. Gutgsell
                              Controller and Principal
                              Accounting Officer