Form 10-K/A
period 1995-12-31
GERMAN AMERICAN BANCORP
filed 1997-01-02
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A

                                AMENDMENT NO. 2

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
YES   X        NO
   -------       --------


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

                                       Maturing

                               Within           After One
                              One Year          But Within
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
                             in 1995; Chairman and President
                             /CEO prior thereto.Chairman of
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

Item 13.  Certain Relationships and Related Transactions.


   Information responsive to this Item 13 will be included under the captions `Certain Business Relationships and Transactions'' and ``Executive Compensation
- Compensation Committee Interlocks and Insider Participation''of the 1996 Proxy Statement of the Corporation, which sections are incorporated herein by reference.




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

    Consolidated Statements of Income, years
    ended December 31, 1995, 1994, and 1993       Page 16

    Consolidated Statements of Cash Flows, years
    ended December 31, 1995, 1994, and 1993       Page 17

    Consolidated Statements of Changes in
    Shareholders'Equity, years ended
    December 31, 1995, 1994, and 1993             Page 18

    Notes to the Consolidated Financial
    Statements                                 Pages 19 - 33

    Independent Auditors' Report                  Page 34

2. Except for the Independent Auditor's Report of Paul E. Nonte dated January 30, 1994, which is filed as Exhibit 99 to this report and is incorporated herein by reference as a schedule, other financial statements and schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or related notes.


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




                                   GERMAN AMERICAN BANCORP
                                   (Registrant)

Date: December 31, 1996,
      as of March 15, 1996         By/s/George W. Astrike
                                   George W. Astrike,
                                   Chairman of the Board


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: December 31, 1996,
      as of March 15, 1996         By/s/George W. Astrike
                                   George W. Astrike,
                                   Chairman of the
                                   Board and Director (Chief
                                   Executive Officer)

Date: December 31, 1996,
      as of March 15, 1996         By/s/Mark A. Schroeder
                                   Mark A. Schroeder,
                                   President and Director
                                   (Principal Financial
                                   Officer)


Date: December 31, 1996,
      as of March 15, 1996         By/s/John M. Gutgsell
                                   John M. Gutgsell,
                                   Controller (Principal
                                   Accounting Officer)



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

                 21    Subsidiaries of the Registrant.


                23.1   Consentof Crowe Chizek and Company,                           LLP.

***             23.2   Consent of Paul E. Nonte.


                 27    Financial Data Schedule.
***              99    Independent Auditor's Report of Paul E. Nonte,
                       Certified Public Accountant.





**Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an `X'' in this column.


***Indicates exhibit filed with this Amendment No. 2