Form 10-K405
period 1996-12-31
GERMAN AMERICAN BANCORP
filed 1997-03-31
CIK 714395

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K
(Mark one)

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  December 31, 1996
                       OR
| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from
                            _____________to_____________

                          Commission File Number 0-11244

                              GERMAN AMERICAN BANCORP
              (Exact name of registrant as specified in its charter)
     INDIANA                                   35-1547518
 (State or other                             (I.R.S. Employer
 jurisdiction of                             Identification No.)
 incorporation or
 organization)

711 Main Street, Box 810, Jasper, Indiana      47546
 (Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number,
including area code:  (812) 482-1314

Securities registered pursuant to Section 12 (b) of the Act:

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the last trade price reported by NASDAQ as of March 7, 1997 was approximately $75,922,000.

As of March 7, 1997, there were outstanding 2,541,552 common shares, $10.00 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Annual Report to Shareholders of German American Bancorp for 1996, to the extent stated herein, are incorporated by reference into Parts
I and II.
    (2) Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 24, 1997, to the extent stated herein, are incorporated by reference into Part
III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                      PART I
Item 1. Business

    General

    German American Bancorp (referred to herein as the "Company," the "Corporation," or the "Registrant") is a multi-bank holding company organized in Indiana in 1982. The Company's principal subsidiaries, as of March
7, 1997, are The German American Bank, Jasper, Indiana
("German American Bank"), First State Bank, Southwest
Indiana, Tell City, Indiana ("First State Bank"), and
German American Holdings Corporation ("GAHC"), an
Indiana corporation that owns all of the outstanding capital stock of both Community Trust Bank, Otwell, Indiana ("Community Bank") and The Peoples National
Bank and Trust Company of Washington, Washington,
Indiana ("Peoples"). The Company, through its four bank subsidiaries (sometimes referred to herein as the "Banks"), operated as of March 7, 1997, twenty (20) banking offices in six contiguous counties in southwestern Indiana and had total consolidated assets on a pro forma basis (giving effect to the Peoples acquisition) at year-end 1996 of approximately
$489,000,000.

    German American Bank was organized under the law of Indiana in 1910. At December 31, 1996, German American
Bank was the second largest of the six commercial banks with offices in Dubois County, Indiana, in terms of total assets and total deposits. German American Bank conducts its banking operations from its principal banking office in Jasper, Indiana, and from seven branch office locations throughout Dubois County.

    Peoples, organized under the National Bank Act in 1888, was acquired by the Company on March 4, 1997 pursuant to a merger of the parent corporation of Peoples into GAHC. Simultaneously with and as an integral part of this merger, The Union Bank of Loogootee, Indiana, a subsidiary of the Company, was merged with and into Peoples. On a combined basis, Peoples and Union at December 31, 1996 ranked second in asset size among the six commercial banks and thrifts headquartered in Martin and Daviess Counties, Indiana.
The Union Bank had been acquired by the Registrant on March 8, 1993.

    On April 1, 1993, the Registrant purchased all the shares of Winslow Bancorporation, Winslow, Indiana,
(which was in 1996 renamed German American Holdings
Corporation), and its subsidiary Southwestern Indiana
Bank in a cash transaction. On April 1, 1994, the Registrant issued 113,286 shares in exchange for all the outstanding shares of The Otwell State Bank.
Following the completion of this transaction, Otwell and Southwestern were merged into Community Trust Bank, a combined banking institution operating in the Pike
County, Indiana market through three offices.

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

    Each of the Company's subsidiary banks engages in a wide range of commercial and personal banking services, and German American Bank and Peoples provide a wide range of personal and corporate trust-related services.
In addition, several of the Company's subsidiary banks share investment services income through an operating agreement with Invest Financial Corporation, a subsidiary of First American Corporation, which provides full-service brokerage operations at German
American Bank's principal banking office and other affiliate banking offices.

    The Company and its subsidiary banks operate primarily in the banking industry, which accounts for over ninety percent (90%) of the Company's consolidated revenues, operating income and identifiable assets.
Through its banking subsidiaries, the Company generates commercial, installment and mortgage loans and receives deposits from customers located primarily in the local market area. The overall loan portfolio is diversified among a variety of individual borrowers; however, a significant portion of such debtors depend upon the agriculture, poultry and wood furniture manufacturing industries for employment. Although wood manufacturers employ a significant number of people in the Company's market area, the Company does not have a concentration of credit to companies engaged in that industry. The majority of the Company's loans are secured by specific items of collateral including business assets, consumer assets and real property.

    Additional information regarding the Company and its subsidiaries is included in the Company's Annual Report to Shareholders for 1996, selected portions of which are filed as Exhibit 13 to this Annual Report on Form
10-K (the "Shareholders' Report") and are incorporated herein by reference.

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

    Recent changes in federal and state law have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Riegle-Neal Interstate Banking and Branching
Efficiency Act of 1994 and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Banks operate, although it is not possible to predict the extent or timing of such increased competition.

    Employees

    At January 31, 1997 the Company and its subsidiaries employed approximately 174 employees. There are no collective bargaining agreements, and employee relations are considered to be good.

    Regulation and Supervision

    The Company is subject to the Bank Holding Company
Act of 1956, as amended ("BHC Act"), and is required to file with the Board of Governors of the Federal Reserve
System ("FRB") annual reports and such additional information as the FRB may require. The FRB may also make examinations or inspections of the Company.

    The BHC Act prohibits a bank holding company from engaging in, or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be "closely related to banking." Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, and mortgage banking.

    The BHC Act and Indiana law restrict banking expansion by banks and bank holding companies. Under current Indiana law, Indiana banks may establish an unlimited number of branches anywhere within the State of Indiana. A holding company may establish non-banking offices without geographical limitation.

    Under the BHC Act, the Company must receive the prior written approval of the FRB or its delegate before it may acquire ownership or control of more than 5 percent of the voting shares of another bank, and under Indiana law it may not acquire 25 percent or more of the voting shares of another bank without the prior approval of the Indiana Department of Financial
Institutions ("DFI").  The Riegle-Neal Interstate
Banking and Branching Efficiency Act of 1994 (the
"Interstate Act") provides for nationwide interstate banking and branching. Since September 30, 1995, well-capitalized bank holding companies have been authorized, pursuant to the legislation, to acquire banks and bank holding companies in any state. The
Interstate Act also permits banks to merge across state lines, thereby creating a main bank in one state with branches in other sates. Interstate branching-by-merger provisions will become effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either "opt in" before June 1, 1997 or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, providing the legislative action is taken before June 1, 1997. Effective March 14, 1996, Indiana "opted in" to interstate branching provisions of the Interstate Act.

    The Company's subsidiary banks are under the supervision of and subject to examination by both the DFI and the Federal Deposit Insurance Corporation
("FDIC"). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

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

    The Company is required by the FRB and the FDIC to maintain minimum levels of capital. These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios. The Company significantly exceeds the minimum required capital levels for each measure of capital adequacy. See "Management's
Discussion and Analysis of Financial Condition and
Results of Operations -- Capital Resources," included in the Shareholders' Report.

    Also, FDIC regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance
Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed "Well Capitalized." Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or "core", capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 1996, the Company had a total risk-based capital ratio of 15.70%, a Tier 1 risk-based capital ratio of 14.44% (based on Tier 1 capital of $36,842,000 and total risk-weighted assets of $255,141,000), and a leverage ratio of 9.56%. The
Company meets all of the requirements of the "Well
Capitalized" category and, accordingly, the Company does not expect these regulations to significantly impact operations.

    Statistical Disclosures

    The following statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7), Selected Financial Data (Item 6), and the financial statements and notes (Item 8) included elsewhere herein through incorporation by reference to the indicated pages of the Shareholders' Report.

Securities (in thousands)

The following tables set forth the amortized cost of Securities at the dates indicated:


                                                            December 31,

                                                    1996           1995           1994

U.S. Treasury and other
   U.S. Government Agencies
   and Corporations . . . . . . . . . . . . .            ---           ----        $17,249
State and Political Subdivisions. . . . . . .        $14,653         $9,869         21,237
Mortgage-backed Securities. . . . . . . . . .            ---           ----         11,267
Corporate Securities. . . . . . . . . . . . .            ---           ----            803

Other Securities. . . . . . . . . . . . . . .          1,014            738            717
                                                       _____          _____          _____

   Subtotal of Securities
       Held-to-Maturity . . . . . . . . . . .        $15,667        $10,607        $51,273
                                                     =======        =======        =======

U.S. Treasury and other U.S.
   Government Agencies
   and Corporations . . . . . . . . . . . . .        $39,182        $23,727         $7,280
State and Political Subdivisions. . . . . . .         17,356         14,232             56
Mortgage-backed Securities. . . . . . . . . .         21,006         33,144         15,584
Corporate Securities. . . . . . . . . . . . .          7,221          6,375            212
                                                       -----          -----          -----
   Subtotal of Securities
       Available-for-Sale . . . . . . . . . .         84,765         77,478         23,132
                                                      ------         ------         ------

       Total Securities . . . . . . . . . . .       $100,432        $88,085        $74,405
                                                    ========        =======        =======


The following table sets forth the contractual maturities of securities at December 31, 1996 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the maturity of each security.) Contractual maturities may differ from actual due to rights to prepay or call.
Other securities totaling $1,014 are comprised of restricted stock which do not have contractual maturities and are excluded from the table below.



                                                            Maturing
                            Within            After One But          After Five But         After Ten
                           One Year         Within Five Years       Within Ten Years          Years

                       Amount    Yield     Amount      Yield        Amount     Yield      Amount   Yield


U.S. Treasury and
   other Government
   Agencies and
   Corporations . . .  $1,700    4.29%     $29,484     6.33%        $7,998    7.08%          ---     ---
State and Political
   Subdivisions . . .   2,090    7.85%       7,749     9.28%         5,119   10.20%      $17,051   9.42%
Mortgage-backed
   Securities . . . .     264    5.95%       4,025     5.98%         5,924    5.71%       10,793   5.90%
Corporate Securities.     ---      ---       3,429     6.41%         2,646    6.37%        1,146   7.29%
                        _____    _____       _____     _____         _____    _____       ______   _____

      Totals. . . . .  $4,054    6.23%     $44,687     6.82%       $21,687    7.36%      $28,990   8.03%
                       ======    =====     =======     =====       =======


A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                          (dollar references in thousands)
                                        1996 compared to 1995                 1995 compared to 1994
                                  Increase / (Decrease) Due to (1)       Increase / (Decrease) Due to (1)

                                    Volume       Rate         Net          Volume      Rate        Net

Interest Income:
  Federal Funds Sold. . . . . . . . $(96)       $(64)      $(160)           $83       $276       $359
  Short-term Investments. . . . . . (504)        (61)       (565)           308         95        403
  Taxable Securities. . . . . . . .  564         154         718             88        291        379
  Nontaxable Securities (2) . . . .  641        (230)        411            379        (40)       339
  Loans and Leases (3). . . . . . .1,131        (362)        769          1,372      2,529      3,901
                                   -----       -----       -----          -----      -----      -----


Total Interest Income . . . . . . .1,736        (563)      1,173          2,230      3,151      5,381
                                   -----       -----       -----          -----      -----      -----

Interest Paid:
  Savings . . . . . . . . . . . . .  147          62         209             77        290        367
  Time Deposits . . . . . . . . . .  465         287         752          1,291      1,581      2,872
  Federal Funds Purchased
      and Securities Sold
      Under Agreements to
      Repurchase. . . . . . . . . .  (57)        ---         (57)           (99)        66        (33)
  Demand Notes Issued to
      the U.S. Treasury . . . . . .  (18)         (6)        (24)            12         19         31
  Notes Payable . . . . . . . . . .  (52)        ---         (52)            53        ---         53
                                    ----         ---        ----           ----        ---       ----

Total Interest Expense. . . . . . .  485         343         828          1,334      1,956      3,290
                                    ----          --         ---          -----      -----      -----

Net Interest Earnings . . . . . . .$1,251      $(906)       $345           $896     $1,195     $2,091
                                  ======      ======        ====           ====     ======     ======



(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Change in interest income include the effect of tax equivalent adjustments using a tax rate of 34 percent for all years presented.

(3) Interest income on loans includes loan fees of $326, $254, and $253 for 1996, 1995, and 1994, respectively.

    The following is a schedule of loans by major category for each reported period:

                                                            December 31,
                                                     (dollar references in thousands)

                                            1996         1995           1994          1993         1992

 Real Estate Loans Secured
  by 1-4 Family Residential
  Properties. . . . . . . . . . . . .     $74,818      $68,826        $67,737       $55,225      $47,170
Loans to Finance Poultry
  Production and Other Related
  Operations. . . . . . . . . . . . .      16,266       23,784         25,599        30,505       30,621
Loans to Finance Agricultural
  Production and Other Loans
  to Farmers. . . . . . . . . . . . .      30,453       27,310         31,959        24,806       23,844
Commercial and Industrial
  Loans . . . . . . . . . . . . . . .      83,491       74,612         67,662        62,321       61,189
Loans to Individuals for
  Household, Family and Other
  Personal Expenditures . . . . . . .      41,741       34,685         29,248        26,684       24,183
Economic Development
  Commission Bonds. . . . . . . . . .         575          608            625           762        1,547
 Lease Financings . . . . . . . . . .         580        1,302          1,820         2,323        2,666
                                           ------       ------         ------        ------       ------

  Total Loans . . . . . . . . . . . .    $247,924     $231,127       $224,650      $202,626     $191,220
                                         ========     ========       ========     =========     ========


   The following table indicates the amounts of loans
(excluding residential mortgages on 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, are due in the periods indicated.


                                                                      Maturing
                                                           (dollar references in thousands)
                                             Within             After One         After
                                               One             But Within          Five
                                              Year             Five Years          Years         Total
                                             ------            ----------          -----         -----
Commercial, Financial,
    Agricultural, and Poultry . . . . .      $51,371           $46,659           $32,755       $130,785




                                                 Interest Sensitivity

                                             Fixed               Variable
                                             Rate                   Rate

Loans maturing after
   one year . . . . . . . . . . . . . .     $13,323                 $66,091


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

   The following table presents information concerning the aggregate amount of underperforming assets.
Underperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans contractually past due 90 days or more as to interest or principal payments (but not included in the loans in (a) above) ("past due loans"); and (c) loans not included above which are "troubled debt restructuring" as defined in Statement of Financial Standards No. 15 "FASB 15",
"Accounting by Debtors and Creditors for Troubled Debt
Restructurings" ("restructured loans").

                                                                   December 31,
                                                         (dollar references in thousands)

                                              1996          1995          1994          1993        1992
Nonaccrual Loans. . . . . . . . . . . . .    $1,112          $803          $983        $1,395     $1,693
Past Due Loans. . . . . . . . . . . . . .     1,098         2,683           601           461        665
Restructured Loans. . . . . . . . . . . .       ---           ---           ---           ---          6
                                              -----         -----          ----         -----       -----
   Total Underperforming
   Loans. . . . . . . . . . . . . . . . .     2,210         3,486         1,584         1,856      2,364
Other Real Estate . . . . . . . . . . . .       203           286           497           698        660
                                              -----         -----         -----         -----      -----
   Total Underperforming
   Assets . . . . . . . . . . . . . . . .    $2,413        $3,772        $2,081        $2,554      $3,024
                                             ======        ======        ======        ======      ======

   Loans are placed on nonaccrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection. The gross interest income that would have been recognized in 1996 on underperforming loans if the loans had been current in accordance with their original terms is $224. Interest income recognized on underperforming loans for 1996 was $127.

   Statements of Financial Accounting Standards No. 114 and No. 118 were adopted January 1, 1995. These standards require recognition of loan impairment if a loan's full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans.
No increase to the allowance for loan losses was required at January 1, 1995 as a result of the adoption of these new standards. The total dollar amount of impaired loans at December 31, 1996 was $3,472,000. For additional detail on impaired loans, see Note 3 of the consolidated financial statements included in the Shareholders' Report
(Exhibit 13.4).

   At December 31, 1996, the Company had a total of $8,758,000 of loans on its commercial loan watch list.
Loans may be placed on the watch list as a result of delinquent status, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance.

   It is management's belief that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that are not included in the table and discussion above, do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity or capital resources.
At December 31, 1996 there were no material credits not already disclosed as underperforming, impaired and as watch list about which management is aware of possible credit problems of borrowers which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. This paragraph includes forward-looking statements that are based on management's assumptions concerning future economic and business conditions as they affect the local economy in general and the Company's borrowers in particular, which economic and business assumptions are inherently uncertain and subject to risk and may prove to be invalid. Readers are also cautioned that management relies upon the truthfulness of statements made by the borrowers, and that misrepresentation by borrowers is an inherent risk of the activity of lending money that could cause these forward-looking statements to be inaccurate.


   At December 31, 1996 loans to finance poultry operations amounted to $16,266 or 6.6% of total loans.

Summary of Loan Loss Experience
   (in thousands)

   The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance which have been charged to expense.

                                                                  Year Ended December 31,

                                                1996         1995         1994         1993        1992

Balance of allowance for possible
  losses at beginning of period . . . . . . . $5,933        $5,669       $4,935        $3,862     $3,204
Addition of Affiliate Banks . . . . . . . . .    ---           ---          195           164        ---
Loans charged-off:
  Real Estate Loans Secured by 1-4 Family
      Residential Properties. . . . . . . . .     11           221          101           ---         96
Loans to Finance Poultry Production
  and Other Related Operations. . . . . . . .    286           ---          ---           ---        ---
Loans to Finance Agricultural Production
  and Other Loans to Farmers. . . . . . . . .    ---           ---          ---            12         29
Commercial and Industrial Loans . . . . . . .    312            20           99           378        835
Loans to Individuals for Household, Family
  and Other Personal Expenditures . . . . . .    163            98           55            53         76
Economic Development Bonds. . . . . . . . . .    ---           ---          ---           ---        ---
Term Federal Funds Sold . . . . . . . . . . .    ---           ---          ---           ---        ---
                                                ----          ----         ----          ----       ----

  Total Loans charged-off . . . . . . . . . .    772           339          255           443      1,036
                                                ----          ----         ----          ----      -----

Recoveries of previously charged-off Loans:
  Real Estate Loans Secured by 1-4 Family
      Residential Properties. . . . . . . . .     14             6            6            14         46
Loans to Finance Poultry Production and
  Other Related Operations. . . . . . . . . .     47           ---          ---           ---        ---
Loans to Finance Agricultural Production
  and Other Loans to Farmers. . . . . . . . .     78           538          ---           500        132
Commercial and Industrial Loans . . . . . . .    118            53          186           148        504
Loans to Individuals for Household, Family
  and Other Personal Expenditures . . . . . .     38            25           35            37         28
Economic Development Commission Bonds . . . .    ---           ---          ---           ---        ---
Term Federal Funds Sold . . . . . . . . . . .    ---           ---          ---           ---        ---
                                                ----          ----         ----          ----       ----

  Total Recoveries. . . . . . . . . . . . . .    295           622          227           699        710
                                                ----          ----         ----          ----       ----
Net Loans recovered  / (charged-off). . . . .   (477)          283          (28)          256       (326)
                                               -----          ----         ----          ----     ------
Additions to allowance charged to expense . .    160           (19)         567           653        984
                                                ----          ----         ----          ----       ----
Balance at end of period. . . . . . . . . . . $5,616        $5,933       $5,669        $4,935     $3,862
                                              ======        ======        =====         =====      =====
Ratio of net recoveries / (charge-offs) during
  the period to average loans outstanding      (.20%)          .12%       (.01%)        0.13%     (.17%)
                                              ======        ======        ======       ======     ======

The following table indicates the breakdown of the allowance for loan losses for the periods indicated:


                                           (dollar references in thousands)
                                      December 31,               December 31,            December 31,
                                         1996                       1995                      1994

                                  Allowance  Ratio of         Allowance  Ratio of      Allowance Ratio of
                                             Loans to                    Loans to                Loans to
                                               Total                       Total                   Total
                                               Loans                       Loans                   Loans

Real Estate Loans . . . . . . .     $311       30.18%           $202      29.78%         $185     30.15%
Poultry Loans . . . . . . . . .      518        6.56%          1,493      10.29%          918     11.40%
Agricultural Loans. . . . . . .      506       12.28%            726      11.82%          944     14.23%
Commercial and
  Industrial Loans. . . . . . .    2,019       33.91%          1,976      32.84%        1,101     30.92%
Loans to Individuals. . . . . .      179       16.84%            152      15.01%          146     13.02%
Economic Development
  Commission Bonds. . . . . . .      ---        0.23%            ---       0.26%          ---      0.28%
Term Federal Funds
  Sold. . . . . . . . . . . . .      ---          ---            ---         ---          ---        --
Unallocated . . . . . . . . . .    2,083          N/A          1,384         N/A        2,375        N/A
                                   -----        -----          -----       -----        -----      -----

Totals. . . . . . . . . . . . .   $5,616      100.00%         $5,933     100.00%       $5,669    100.00%
                                  ======                      ======                   ======


                                            (dollar references in thousands)
                                      December 31,               December 31,
                                         1993                        1992

                                  Allowance  Ratio of         Allowance  Ratio of
                                             Loans to                    Loans to
                                               Total                       Total
                                               Loans                       Loans

Real Estate Loans . . . . . . .     $118       27.25%            $29      24.67%
Poultry Loans . . . . . . . . .       65       15.05%             60      16.01%
Agricultural Loans. . . . . . .      872       12.24%            148      12.47%
Commercial and
   Industrial Loans . . . . . .      906       31.91%          1,229      33.39%
Loans to Individuals. . . . . .      128       13.17%            116      12.65%
Economic Development
   Commission Bonds . . . . . .      ---        0.38%            ---        .81%
Term Federal Funds
   Sold . . . . . . . . . . . .      ---          ---            ---         ---

Unallocated . . . . . . . . . .    2,846          N/A          2,280         N/A
                                   -----                       -----

Totals. . . . . . . . . . . . .   $4,935      100.00%         $3,862     100.00%
                                  ======                      ======

The average amount of deposits is summarized for the periods indicated in the following table:


                                                        (dollar references in thousands)
                                                                  December 31,

                                           1996                     1995                      1994

                                      Average                  Average                 Average
                                     Balance     Rate          Balance     Rate         Balance    Rate

Demand Deposits
   Non-interest Bearing . . . . .    $35,971      ---         $32,576        ---        $30,279      ---
   Interest Bearing . . . . . . .     38,711    2.14%          40,134      2.29%         41,009    2.30%
Savings Deposits. . . . . . . . .     58,951    3.17%          52,177      3.01%         48,166    2.45%
Time Deposits . . . . . . . . . .    199,813    5.45%         191,202      5.30%        164,422    4.42%
                                .    -------                  -------                   -------
   Totals . . . . . . . . . . . .   $333,446    4.08%        $316,089      4.00%       $283,876     3.31%
                                    ========                 ========                  ========



Maturities of time certificates of deposit of $100,000 or more are summarized as follows:


                                              (in thousands)
                                              December 31,
                                              1996
3 months or less                              $9,613
Over 3 through 6 months                       5,609
Over 6 through 12 months                      3,961
Over 12 months                                8,749
                                              -------
Total                                         $27,932
                                              =======

Return on Equity and Assets

The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, are as follows:



                                                     Year Ended December 31,

                                                 1996          1995        1994

Percentage of Net Income to:
  Average Shareholders' Equity. . . . . . . .     10.77%       11.68%     10.85%
  Average Total Assets. . . . . . . . . . . .      1.08%        1.13%      1.08%
Percentage of Dividends
  Declared per Common Share
  to Net Income per
    Common Share (1). . . . . . . . . . . . .     37.26%       34.55%     35.79%
Percentage of Average
  Shareholders' Equity to
  Average Total Assets. . . . . . . . . . . .     10.05%        9.65%      9.91%




(1)  Based on historical dividends declared by German
American Bancorp without restatement for pooling.

FORWARD-LOOKING STATEMENTS

      This Form 10-K and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Banks, and oral statements made by executive officers of the Company and the Banks, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Banks do business, (b) expectations regarding revenues, expenses, and earnings for the Company and the Banks, (c) the impact of future or pending acquisitions, (d) deposit and loan volume, and (e) new products or services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk.

      To comply with the terms of a "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 that protects the making of such forward-looking statements from liability under certain circumstances, the Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements.
These risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to, the following: (a) the risk of adverse changes in business conditions generally and in specific markets in which the Banks operate, which might adversely affect credit quality and deposit and loan activity; (b) the risk of rapid increases or decreases in interest rates, which could adversely affect the Company's net interest margin if changes in its cost of funds do not correspond to the changes in income yields; (c) possible changes in the legislative and regulatory environment that might negatively impact the Company and the Banks through increased operating expenses or restrictions on authorized activities; (d) the possibility of increased competition from other financial and non-financial institutions; (e) the risk that borrowers may misrepresent information to management of the Banks, leading to loan losses, which is an inherent risk of the activity of lending money; (f) the risk that banks that the Company may acquire in the future may be subject to undisclosed asset quality problems, contingent liabilities or other unanticipated problems; and (g) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The
Company and the Banks do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.



Item 2. Properties

      German American Bank conducts its operations from its main office building at 711 Main Street, in Jasper, Indiana. The main office building is owned by German
American and contains approximately 23,600 square feet of office space. There is no indebtedness on such property on which German American Bank's main office is located.
German American Bank has seven branches, three of which are located in Jasper, and one each in the Dubois County towns of Huntingburg, Ferdinand, Dubois and Ireland. Of these branch facilities, five are owned by German
American Bank and two are leased.

      Peoples operates from its main office in Washington, Indiana, which contains approximately 22,500 square feet, and three branch offices, all of which (except for one leased branch) are owned by Peoples, plus its Union
Banking Division facilities.  The office of the Union
Banking Division of Peoples in Loogootee, Indiana, contains approximately 12,000 square feet of space. The facility was constructed in 1988 and is owned by Peoples.

      Community Bank conducts its operations from three locations, all of which are owned by Community Bank.
Community Bank's principal banking office is located in Otwell, Indiana, in a building containing approximately
2,850 square feet.

      First State Bank's main office facility, located in Tell City, Indiana, constructed in 1981, contains approximately 13,900 square feet. First State has three branches, two of which are located in Tell City and one in Rockport, Indiana. Of these branch facilities, two are owned by First State, with one being leased.

Item 3. Legal Proceedings.

      There are no pending legal proceedings, other than routine litigation incidental to the business of the Company's subsidiary banks, of a material nature in which the Company or any of its subsidiaries is involved.

Item 4. Submission of Matters to a Vote of Security
Holders.

      There was no matter submitted during the fourth quarter of 1996 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item.   Executive Officers of the Registrant.

         NAME            AGE                TITLE AND FIVE YEAR HISTORY

George W. Astrike        (61)           Chairman and CEO of the Company since 1995; Chairman and President / CEO prior thereto. Chairman of German American Bank since 1995; Chairman and
                                        President prior thereto.  Director of each of the other Banks since acquisition by the Company.

Mark A. Schroeder        (43)           President / Chief Operating Officer / Chief Financial Officer of the
                                        Company since 1995; Vice President / Chief Financial Officer prior thereto.
                                        Director of each of the other Banks since acquisition by the Company.

Urban Giesler            (59)           Treasurer and Secretary of the Corporation; Senior Vice President -
                                        Personal Banking of German American Bank since January, 1993; Senior Vice
                                        President - Retail Lending of German American Bank prior thereto.

John M. Gutgsell         (41)           Vice President and Controller of the Company since 1995; Vice President and
                                        Controller of German American Bank prior thereto.

Stan J. Ruhe             (45)           Executive Vice President - Credit Administration of the Company since 1995.
                                        Executive Vice President of German American Bank since 1995; Senior Vice
                                        President - Credit Administration prior thereto.

James E. Essany          (42)           Senior Vice President - Marketing of the Company since 1995; Senior Vice
                                        President - Operations / Administration of German American Bank prior thereto.


    There are no family relationships between any of the officers of the Corporation. All officers are elected for a term of one year.

PART II

      The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1996 ("Shareholders'
Report").

Item 5. Market for Registrant's Common Equity and
Related Stockholder Matters.

      See "Market and Dividend Information" on page 37 of the Shareholders' Report which is filed as Exhibit 13.1 to this report and is incorporated herein by reference.

Item 6.  Selected Financial Data.

      See "Five Year Summary of Consolidated Financial
Statements and Related Statistics" on page 1 of the Shareholders' Report which is filed as Exhibit 13.2 to this report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

      See "Management's Discussion and Analysis of
Financial Condition and Results of Operations" on pages
2 through 16 of the Shareholders' Report which is filed as Exhibit 13.3 to this report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

      The financial statements of the Company and related notes on pages 17 through 35 of the Shareholders'
Report and the Auditors' Report thereon on page 36 of the Shareholders' Report, which are filed as Exhibit
13.4 to this report, are incorporated herein by reference.

      The Interim Financial Data on page 3 of the
Shareholders' Report, which is included as Table 1 of "Management's Discussion and Analysis of Financial
Condition and Results of Operations" filed as
Exhibit 13.3 to this report, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

                                     PART III

Item 10.  Directors and Executive Officers of the
Registrant.

      Information relating to Directors of the Corporation will be included under the caption
"Election of Directors" in the Corporation's Proxy
Statement for the Annual Meeting of Shareholders to be held on April 24, 1997 which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Report (the "1997 Proxy
Statement"), which section is incorporated herein by reference in partial answer to this Item.

      Information relating to Executive Officers of the Corporation is included under the caption "Executive
Officers of the Registrant" under Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

      Information relating to compensation of the Corporation's Executive Officers and Directors will be included under the captions "Executive Compensation" and "Election of Directors -- Compensation of
Directors" in the 1997 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
Owners and Management.

      Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions
"Election of Directors" and "Principal Owners of Common
Shares" of the 1997 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related
Transactions.

      Information responsive to this Item 13 will be included under the captions "Executive Compensation -
Certain Business Relationships and Transactions" and
"Executive Compensation - Compensation Committee
Interlocks and Insider Participation" of the 1997 Proxy
Statement of the Corporation, which sections are incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

      a) The following 1996, 1995, and 1994 consolidated financial statements of the Corporation, and the Auditors' Report thereon, included on pages 17 through 36 of the Shareholders' Reports, are incorporated into
Item 8 of this report by reference.

                                                                           Location in
1.   Financial Statements                                                  Shareholders' Report

      German American Bancorp and Subsidiaries
      Consolidated Balance Sheets at December 31,
      1996 and December 31, 1995                                           Page 17

      Consolidated Statements of Income, years
      ended December 31, 1996, 1995, and 1994                              Page 18

      Consolidated Statements of Cash Flows, years
      ended December 31, 1996, 1995, and 1994                              Page 19

      Consolidated Statements of Changes in
      Shareholders' Equity, years ended
      December 31, 1996, 1995, and 1994                                    Page 20

      Notes to the Consolidated Financial
      Statements                                                       Pages 21 - 35

      Independent Auditors' Report                                         Page 36

 2. Other financial statements and schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or related notes.

b) Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended December 31, 1996.

c)      Exhibits:

       The Exhibits described in the Exhibit List immediately following the "Signatures" page of this report (which is incorporated herein by reference) are hereby filed as part of this report.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GERMAN AMERICAN BANCORP
                                      (Registrant)

Date:     March 15, 1997              By/s/George W. Astrike
                                      George W. Astrike,
                                      Chairman of the Board


   Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

<CAPTION
Date:     March 15, 1997              By/s/George W. Astrike
                                      George W. Astrike,
                                      Chairman of the
                                      Board and Director (Chief
                                      Executive Officer)

Date:     March 15, 1997              By/s/Mark A. Schroeder
                                      Mark A. Schroeder,
                                      President and Director
                                      (Principal Financial
                                      Officer)

Date:     March 15, 1997              By/s/David G. Buehler
                                      David G. Buehler, Director

Date:     March ___, 1997             By
                                      Michael B. Lett, Director

Date:     March 15, 1997              By/s/Gene C. Mehne
                                      Gene C. Mehne, Director

Date:     March 15, 1997              By/s/Robert L. Ruckriegel
                                      Robert L. Ruckriegel,
                                      Director

Date:     March 15, 1997              By/s/William R. Hoffman
                                      William R. Hoffman,
                                      Director



Date:     March 15, 1997              By/s/Joseph F. Steurer
                                      Joseph F. Steurer,
                                      Director

Date:     March __, 1997              By
                                      A. Wayne (Skip) Place Jr.,
                                      Director

Date:     March __, 1997              By
                                      Larry J. Seger, Director

Date:     March 15, 1997              By/s/John M. Gutgsell
                                      John M. Gutgsell,
                                      Controller (Principal
                                      Accounting Officer)

                                                  EXHIBIT LIST

  Executive
 Compensation
  Plans and                Exhibit
Arrangements*              Number            Description of Exhibit
                             3.1             Restated Articles of Incorporation of the
                                             Registrant as amended April 24, 1995, are
                                             Incorporated by reference to Exhibit 3.1 to
                                             Registrant's Annual Report on Form 10-K for
                                             the year ended December 31, 1995.

                             3.2             Restated Bylaws of the Registrant, as amended
                                             August 14, 1990, are incorporated by
                                             reference to Exhibit 3.2 to Registrant's Form
                                             10-K for the year ended December 31, 1995.

                            10.1             Agreement and Plan of Reorganization by and
                                             among Peoples Bancorp of Washington, the
                                             Registrant, and certain affiliates, dated
                                             September 27, 1996, is incorporated by
                                             reference to Exhibit 2 to the Registrant's
                                             Quarterly Report on Form 10-Q for the quarter
                                             ended September 30, 1996.

                            10.2             Sublease entered by and between Buehler
                                             Foods, Inc. and The German American Bank
                                             dated January 2, 1987 (Huntingburg Banking
                                             Center Branch) is incorporated by reference
                                             from Exhibit 10.5 to the Registrant's
                                             Registration Statement on Form S-4 filed
                                             February 28, 1994 (No. 33-75762).

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


                            10.4             Letter dated January 5, 1995 from the German
                                             American Bank to Buehler Foods, Inc.
                                             notifying Buehler Foods, Inc. of exercise of
                                             renewal option on The Crossing Shopping
                                             Center Branch is incorporated by reference to
                                             Exhibit 10.4 of the Registrant's Report on
                                             Form 10-K for the year ended December 31,
                                             1994.

   X                        10.5             The Company's 1992 Stock Option Plan is
                                             incorporated by reference from Exhibit 10.1
                                             to the Registrant's Registration Statement on
                                             Form S-4 filed January 21, 1993 (No. 33-
                                             55170) (the "Unibancorp S-4")

   X                        10.6             Schedule identifying material terms of
                                             options (including replacement options)
                                             granted to the Registrant's executive
                                             officers under the Registrant's 1992 Stock
                                             Option Plan.

   X                        10.7             Executive Deferred Compensation Agreement
                                             dated December 1, 1992, between The German
                                             American Bank and George W. Astrike, is
                                             incorporated herein by reference from Exhibit
                                             10.3 to the Unibancorp S-4.

   X                        10.8             Director Deferred Compensation Agreement
                                             between The German American Bank and certain
                                             of its Directors, is incorporated herein by
                                             reference from Exhibit 10.4 to the Unibancorp
                                             S-4.  (The Agreement entered into by George
                                             W. Astrike, a copy of which was filed as
                                             Exhibit 10.4 to the Unibancorp S-4, is
                                             substantially identical to the Agreements
                                             entered into by the other Directors.)  The
                                             schedule following Exhibit 10.4 to the
                                             Unibancorp S-4 lists the Agreements with the
                                             other Directors and sets forth the material
                                             detail in which such Agreements differ from
                                             the Agreement filed as Exhibit 10.4 to the
                                             Unibancorp S-4.


                            10.9             Sublease entered by and between Buehler
                                             Foods, Inc. and First State Bank, dated July
                                             25, 1996 (Tell City Branch).

                             11              Computation of Earnings Per Share.

                            13.1             Market and Dividend Information (page 37 of
                                             Registrant's Annual Report to Shareholders
                                             for the year ended December 31, 1996).

                            13.2             Five Year Summary of Consolidated Financial
                                             Statements and Related Statistics (page 1 of
                                             Registrant's Annual Report to Shareholders
                                             for the year ended December 31, 1996).

                            13.3             Management's Discussion and Analysis of
                                             Financial Condition and Results of Operations
                                             (pages 2 through 16 of Registrant's Annual
                                             Report to Shareholders for the year ended
                                             December 31, 1996).

                            13.4             Consolidated financial statements and related
                                             notes (pages 17 through 35 of Registrant's
                                             Annual Report to Shareholders for the year
                                             ended December 31, 1996), and Auditors'
                                             Report (page 36 of Registrant's Annual Report
                                             to Shareholders for the year ended December
                                             31, 1996).

                             21              Subsidiaries of the Registrant.

                             23              Consent of Crowe Chizek and Company LLP.

                             27              Financial Data Schedule.


*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an "X" in this column.