Form 10-Q
period 1997-03-31
GERMAN AMERICAN BANCORP
filed 1997-05-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
I  X  I   Quarterly Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Quarterly  Period Ended March 31, 1997

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

YES     X           NO
    ----------        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                           Outstanding at May 10, 1997
Common Stock,  $10.00 par value                    2,541,552










                            GERMAN AMERICAN BANCORP

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets -- March 31, 1997 and
     December 31, 1996
     Consolidated Statements of Income  --  Three Months
     Ended March 31, 1997 and 1996

     Consolidated Statements of Cash Flows -- Three Months
     Ended March 31, 1997 and 1996.

     Notes to Consolidated Financial Statements  --
     March 31, 1997


Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations


PART II.            OTHER INFORMATION

Item 2.        Changes in Securities

Item 6.        Exhibits and Reports on Form 8-K

     a)   Exhibits

          3    Restated Articles of Incorporation

          10.1 Form of Incentive Stock Option Agreement executed January 28, 1997 between the Registrant and George W. Astrike (2,284 shares).

          10.2 Schedule of Incentive Stock Option Agreements between the Registrant and its executive officers.

          27   Financial Data Schedule

     b)   Reports on Form 8-K



SIGNATURES








PART 1.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

                            GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
               (dollar references in thousands except share data)
                      (unaudited)
                                      March 31,  December 31,
                                          1997        1996
ASSETS
Cash and Due from Banks                 $16,848     $17,134
Federal Funds Sold                          950      20,600
 Cash and Cash Equivalents               17,798      37,734

Interest-bearing Balances with Banks        788         597
Other Short-term Investments                996         979
Securities Available-for-Sale,at market 103,734      98,557
Securities Held-to-Maturity, at cost     23,014      22,832

Loans                                   318,280     313,734
Less:  Unearned Income                    (399)       (452)
   Allowance for Loan Losses            (6,386)     (6,528)
Loans, Net                              311,495     306,754

Premises, Furniture and Equipment, Net   11,691      11,585
Other Real Estate                           202         203
Intangible Assets                         1,723       1,774
Accrued Interest Receivable and
 Other Assets                             8,335       8,428

 TOTAL ASSETS                          $479,776    $489,443

LIABILITIES
Noninterest-bearing Deposits            $47,050     $52,674
Interest-bearing Deposits               372,385     370,232
 Total Deposits                         419,435     422,906

Short-term Borrowings                     7,109      12,527
FHLB Borrowings                             ---       1,000
Accrued Interest Payable and
 Other Liabilities                        4,049       4,217

   TOTAL LIABILITIES                    430,593     440,650

SHAREHOLDERS' EQUITY
Common Stock, $10 par value; 5,000,000
 shares  authorized, and 2,541,552 and
 2,539,059 issued and outstanding
 in 1997 and 1996, respectively          25,416      25,390
Preferred Stock, $10 par value; 500,000
 shares authorized, no shares issued        ---         ---
Additional Paid-in Capital                3,839       3,649
Retained Earnings                        19,910      19,259
Unrealized Appreciation on Securities
 Available-for-Sale, net of tax              18         495

   TOTAL SHAREHOLDERS' EQUITY            49,183      48,793
   TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $479,776    $489,443

          See accompanying notes to consolidated financial statements.



                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                         Three Months Ended
                                             March 31,
                                            1997      1996

INTEREST INCOME
Interest and Fees on Loans               $7,036     $6,785
Interest on Federal Funds Sold              101        180
Interest on Short-term Investments           27         85
Interest and Dividends on Securities      1,925      1,600
  TOTAL INTEREST INCOME                   9,089      8,650

INTEREST EXPENSE
Interest on Deposits                      4,162      3,921
Interest on Short-term Borrowings            99        133
  TOTAL INTEREST EXPENSE                  4,261      4,054

NET INTEREST INCOME                       4,828      4,596
Provision for Loan Losses                   139         23
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         4,689      4,573

NONINTEREST INCOME
Income from Fiduciary Activities             66         51
Service Charges on Deposit Accounts         280        206
Investment Services Income                  106        102
Other Charges, Commissions, and Fees         95        101
Gains on Sales of Loans and
 Other Real Estate                          ---          2
Gains on Sales of Securities                ---        ---
  TOTAL NONINTEREST INCOME                  547        462

NONINTEREST EXPENSE
Salaries and Employee Benefits            1,826      1,763
Occupancy Expense                           279        241
Furniture and Equipment Expense             226        258
Computer Processing Fees                    125        107
Professional Fees                           212         79
Other Operating Expenses                    651        641
  TOTAL NONINTEREST EXPENSE               3,319      3,089

Income before Income Taxes                1,917      1,946
Income Tax Expense                          643        626
Net Income                               $1,274     $1,320

Earnings Per Share (Note 2)                $.50       $.52

Dividends Paid Per Share  (Note 2)         $.21       $.19


          See accompanying notes to consolidated financial statements.




                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar references in thousands)
                                  (unaudited)
                                         Three Months Ended
                                              March 31,
                                           1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                               $1,274     $1,320
Adjustments to Reconcile Net Income to
 Net Cash from Operating Activities:
  Amortization and Accretion of Investments (36)       (30)
  Depreciation and Amortization             282        289
  Provision for Loan Losses                 139         23
  Gains on Sales of Securities                0          0
  Gains on Sales of Loans and
   Other Real Estate                          0         (2)
  Change in Assets and Liabilities:
   Unearned Income                          (53)       (81)
   Deferred Loan Fees                       (26)        (1)
   Interest Receivable                     (834)       329
   Other Assets                             928       (386)
   Deferred Taxes`                           21        109
   Interest Payable                         469        143
   Other Liabilities                       (637)       (19)
      Total Adjustments                     253        374

   Net Cash from Operating Activities     1,527      1,694

CASH FLOWS FROM INVESTING ACTIVITIES
 Change in Interest-bearing Balances
  with Banks                               (191)        98
 Proceeds from Maturities of Other
  Short-term Investments                      0      3,000
 Purchase of Other Short-term Investments     0       (979)
 Proceeds from Maturities of Securities
  Available-for-Sale                      7,336      8,973
 Proceeds from Sales of Securities
  Available-for-Sale                          0          0
 Purchase of Securities
  Available-for-Sale                    (12,971)    (9,126)
 Proceeds from Maturities of Securities
  Held-to-Maturity                          318      1,726
 Proceeds from Sales of Securities
  Held-to-Maturity                            0          0
 Purchase of Securities Held-to-Maturity   (500)      (342)
 Purchase of Loans                            0        (24)
 Loans Made to Customers net of
  Payments Received                      (4,822)    (4,795)
 Property and Equipment Expenditures       (337)      (171)
 Proceeds from Sales of Other Real Estate     0         15
   Net Cash from Investing Activities   (11,167)    (1,625)

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Deposits                      (3,471)      (402)
 Change in Short-term Borrowings         (5,418)    (2,602)
 Change in Long-term Borrowings          (1,000)     2,000
 Dividends Paid                            (404)      (402)
 Purchase of Fractional Shares               (5)         0
 Exercise of Stock Options                    2          6
 Purchase and Retire Common Stock             0          0
   Net Cash from Financing Activities   (10,296)    (1,400)

Net Change in Cash and Cash Equivalents (19,936)    (1,331)
 Cash and Cash Equivalents at
  Beginning of Year                      37,734     32,601
 Cash and Cash Equivalents at
   End of Period                        $17,798    $31,270

Cash Paid During the Year for:
 Interest                                $3,975      3,911
 Income Taxes                               171        188


          See accompanying notes to consolidated financial statements.


                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (unaudited)


Note 1 -- Basis of Presentation

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments made by management to these unaudited statements were of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 1996 Annual Report to Shareholders.

  German American Bancorp (referred to herein as the ``Company,'' the `Corporation,'' or the ``Registrant'') is a multi-bank holding company organized in Indiana in 1982. The Company's principal subsidiaries are The German American Bank, Jasper, Indiana (`German American Bank''), First State Bank, Southwest Indiana, Tell City, Indiana (`First State Bank''), and German
American Holdings Corporation (`GAHC''), an Indiana corporation that owns all of the outstanding capital stock of both Community Trust Bank, Otwell, Indiana (`Community Bank'') and The Peoples National Bank and Trust Company of Washington, Washington, Indiana (`Peoples''). The Company, through its four bank subsidiaries operates twenty banking offices in six contiguous counties in southwestern Indiana.

  Peoples, organized under the National Bank Act in 1888, was acquired by the Company on March 4, 1997 pursuant to a merger of the parent corporation of Peoples into GAHC. Simultaneously with and as an integral part of this merger, The Union Bank of Loogootee, Indiana, a subsidiary of the Company, was merged with and into Peoples. At December 31, 1996 Peoples had assets of $91,937,000 and equity of $9,452,000.

  The Company's financial statements for all periods prior to the merger date have been retroactively restated to include the accounts of Peoples because the merger was recorded utilizing the pooling-of-interests method of accounting.


Note 2 -- Per Share Data

  The weighted average number of shares used in calculating earnings and dividends per share amounts were 2,541,137 and 2,533,373 for the first quarters of 1997 and 1996, respectively. The weighted average number of shares have been retroactively restated for stock dividends and poolings of interests. Dividends paid per share amounts represent historical dividends declared without retroactive restatement for pooling.


Note 3 -- Securities

  At March 31, 1997 and December 31, 1996, U.S. Government Agency structured notes with an amortized cost of $6,000,000 and $6,000,000, respectively and fair value of $5,927,000 and $5,901,000, respectively, are included in securities available-for-sale, consisting primarily of step-up and single-index bonds.

Note 3 -- Securities  (continued)

The amortized cost and estimated market values of Securities as of March 31, 1997 are as follows:
                                                   Estimated
                                      Amortized      Market
Securities Available-for-Sale:          Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $56,227       $55,577
Obligations of State and
  Political Subdivisions               20,173        20,900
Corporate Securities                    6,516         6,590
Mortgage-backed Securities             20,729        20,667

  Total                              $103,645      $103,734

                                                   Estimated
                                      Amortized      Market
Securities Held-to-Maturity:            Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporation and Agencies             $2,514        $2,496
Obligations of State and Political
  Subdivisions                         18,117        18,514
Corporate Securities                       40            32
Mortgage and Asset-backed Securities      948           927
Other Securities                        1,395         1,395
  Total                               $23,014       $23,364


The amortized cost and estimated market values of Securities as of December 31, 1996 are as follows:
                                                   Estimated
                                      Amortized      Market
Securities Available-for-Sale:          Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $47,181       $47,041
Obligations of State and Political
  Subdivisions                         19,560        20,186
Corporate Securities                    7,221         7,245
Mortgage-backed Securities             23,783        24,078
Other Securities                            1             7
  Total                               $97,746       $98,557

                                                   Estimated
                                      Amortized      Market
Securities Held-to-Maturity:            Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporation and Agencies             $2,519        $2,498
Obligations of State and Political
  Subdivisions                         18,253        18,881
Corporate Securities                       47            47
Mortgage and Asset-backed Securities      999           989
Other Securities                        1,014         1,014

  Total                               $22,832       $23,429


Note 4 -- Loans


  Loans, as presented on the balance sheet, are comprised of the following classifications:

                                        March 31, December 31,
                                          1997       1996
                               (dollar references in thousands)

Real Estate Loans Secured by 1-4
  Family Residential Properties       $96,712      $93,713
Agricultural Loans                     53,853       57,073
Commercial and Industrial Loans       113,577      111,469
Loans to Individuals for Household,
  Family and Other Personal
  Expenditures                         52,912       50,200
Lease Financing                         1,226        1,279
  Total Loans                        $318,280     $313,734


Note 5 -- Allowance for Loan Losses

  A summary of the activity in the Allowance for Loan Losses is as follows:
                                         1997         1996
                                    (dollar references in thousands)

Balance at January 1                   $6,528       $6,893
Provision for Loan Losses                 139           23
Recoveries of Prior Loan Losses            47          101
Loan Losses Charged to the Allowance    (328)         (70)
Balance at March 31                    $6,386       $6,947


Note 6 -- Subsequent Event

  During April 1997, the Company's Articles of Incorporation were amended to increase the number of authorized common shares from 5,000,000 shares to 20,000,000 shares.

Note 7 -- Business Combinations

  On March 4, 1997, the Company acquired all of the outstanding shares of Peoples Bancorporation of Washington, Indiana (and its wholly owned subsidiary, The Peoples National Bank and Trust Company of Washington) in exchange for 615,285 shares of German American Bancorp common stock. Fractional interests were paid in cash of $5. The transaction was accounted for as a pooling of interests.

  The following is a reconciliation of the separate and combined net interest income and net income of German American Bancorp and Peoples Bancorporation of Washington for the periods prior to the acquisition:

                    GERMAN AMERICAN      PEOPLES
                        BANCORP        BANCORPORATION
              (as previously reported)OF WASHINGTON COMBINED

For the period January 1, 1997 through
  February 28, 1997

     Net interest income   $2,558        $696       $3,254
     Net income              $698        $218         $916

For the three months ended
  March 31, 1996

     Net interest income   $3,654        $942       $4,596
     Net income            $1,091        $229       $1,320



ITEM 2.

                            GERMAN AMERICAN BANCORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  German American Bancorp (``the Company'') is a multi-bank holding company based in Jasper, Indiana. Its four affiliate banks conduct business in twenty offices in Dubois, Daviess, Martin, Pike, Perry and Spencer Counties in Southwest Indiana. The banks provide a wide range of financial services, including accepting deposits; making commercial, mortgage and consumer loans; issuing credit life, accident and health insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing investment advisory and brokerage services.

  This section presents an analysis of the consolidated financial condition of the Company as of March 31, 1997 and December 31, 1996 and the consolidated results of operations for the periods ended March 31, 1997 and 1996. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1996 Annual Report to Shareholders.

  Because of the Peoples National Bank acquisition on March 4, 1997 under the pooling-of-interests method of accounting, all financial statements have been retroactively restated for all periods. Also see Footnote 7 `Business Combinations.''


RESULTS OF OPERATIONS

Net Income:

  The Company's earnings for the first quarter of 1997 were $1,274,000 or $.50 per share, a decrease of $46,000 (or 3.5%) from the Company's first quarter earnings for 1996 of $1,320,000 or $.52 per share.

  The comparison of first quarter 1997 earnings relative to those of the same period of 1996 was materially impacted by an increase in net interest income and Deposit Service Charges. These earnings improvements were offset by an increase in the Provision for Loan Losses and an increase in Professional fees largely related to the Company's merger and acquisition activities. Excluding the merger related expenses recorded in connection with the completion of the March 4, 1997 merger with Peoples, 1997 earnings were $1,408,000 or $.55 per share, an increase of $88,000 or 6.7% over 1996 earnings.

  Return on average assets (ROA) was 1.05% and return on average equity was 10.46% for the first quarter of 1997 versus 1.16% and 11.41%, respectively for the first three months of 1996.


Net Interest Income:

  The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis) for each of the periods presented herein. An effective tax rate of 34 percent is used on each period presented.
                          Three Months         Change from
                          Ended March 31,      Prior Period

                          1997     1996     Amount  Percent
                          (dollar references in thousands)

Interest Income         $9,384    $8,900     $484      5.4%
Interest Expense         4,261     4,054      207      5.1%
  Net Interest Income   $5,123    $4,846     $277      5.7%


   Net interest income is the difference between interest income (which includes yield-related fees) and interest expense. Net interest income on a tax-equivalent basis was $5,123,000 for this first quarter of 1997 compared with $4,846,000 for the same period of 1996. The increase in net interest income for the first quarter of 1997 compared to 1996 was primarily due to an increase in average earning assets.

  Net interest income on a tax-equivalent basis expressed as a percentage of average earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the first quarter of 1997, the net interest margin was 4.51 percent compared to 4.58 percent for the comparable period of 1996.

  The decrease in the margin in 1997 compared with 1996 was primarily attributable to the mix of funding sources. The Company continues to experience a shift in deposit mix toward money market deposits and longer term certificates of deposits. This movement is largely attributable to customer reaction to the higher level of interest rates paid on these products relative to that paid on savings and interest-bearing checking accounts.

Provision For Loan Losses:

  The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

  The consolidated provision for loan losses was $139,000 and $23,000 for the first quarters of 1997 and 1996, respectively. The lower level of provision during 1996 resulted from a $57,000 negative provision for loan losses at the former Union Bank (now merged into Peoples). The negative provision was due to collections of previous years' charged-off loans combined with management's determination that an adequate level of loan loss reserve existed prior to the loan recoveries. Because of the adequacy of the existing reserve, the recoveries resulted in the recording of a negative provision.

  The amount of future years' provision for loan loss will be subject to adjustment based on the findings of future evaluations of the adequacy of the loan loss reserve.

  Net charge-offs were $281,000 or 0.08 percent of average loans for the first three months of 1997. For the same period of 1996, net recoveries were $31,000. Underperforming loans, as a percentage of total loans were 0.60% and 0.79% on March 31, 1997 and December 31, 1996, respectively. See discussion headed `Financial Condition'' for more information regarding underperforming assets. Noninterest Income:
  Noninterest income, exclusive of gains realized on the sales of loans, for the first quarter of 1997 was $547,000. This was $85,000 or 18.4 percent greater than the $460,000 recorded for the same three months of 1996.

  Service charges on deposit accounts for 1997 rose $74,000 or 35.9 percent over 1996. The Company made an upward revision to its pricing structure based on a recent review.

  The Company had no security sales during the first quarters of 1997 or 1996.

Noninterest Expense:

  Total noninterest expense for the first three months of 1997 was $3,319,000 which translates to a $230,000 or 7.4% increase over the $3,089,000 posted for the same period in 1996.

  Salaries and Employee Benefits expense constituted just over 55% of total noninterest expense. For the first three months of 1997 this amounted to $1,826,000. This was $63,000 or 3.6 percent more than the $1,763,000 recorded for the same period of the prior year. The Company's active full-time equivalent (FTE) staff was 217 at March 31, 1997.

  Occupancy expense combined with Furniture and Equipment expense for the first three months of 1997 equaled $505,000. This was only $6,000 or slightly more than one percent greater than the $499,000 posted for the same quarter of the prior year. These expenses are expected, however, to moderately increase throughout the remainder of 1997 largely as a consequence of a planned upgrading of computer systems. The Company has recently embarked upon a strategy to implement state-of-the-art computer processing to provide the opportunities to, over the long-term, better control the level of employee related expenses and improve the quality of customer service provided throughout the affiliate bank system. The upgrade of computer equipment at Peoples concurrent with the merger represents the Company's first step in this process. Systems at all affiliate banks will be upgraded on a systematic basis throughout 1997 and 1998.

  Professional fees for the first three months of 1997 was $212,000. This was $133,000 greater than the $79,000 recorded for the same period of 1996. The bulk of this increase stems directly from the March 4, 1997 merger of Peoples.

FINANCIAL CONDITION

  Total assets at March 31, 1997 stood at $479,776,000. This was a decline from the December 31, 1996 total asset position despite an increase in 1997 in total loans of $4,546,000 and securities of $5,359,000. The bulk of the asset decline was in the holdings of Federal Funds Sold.

  Deposits at March 31, 1997 stood at $419,435,000 which was a decline of less than one percent from the total deposits held three months earlier. Short-term and Long-term Borrowings at March 31, 1997 were $7,109,000. At December 31, 1996, these borrowings amounted to $13,527,000.

  Interest-bearing Demand Notes issued to the U.S. Treasury at December 31,
1996 amounted to $2,127,000. German American Bank was the only affiliate with this type of borrowing and by March 31, 1997 had effectively discontinued participation in this arrangement due to operational considerations. All of the Company's Banks are either currently members of the Federal Home Loan Bank System (`FHLB'') or are in the process of obtaining membership. The banks' membership in the FHLB provides a ready alternative for both long and short-term borrowing needs.
Underperforming Assets:

  The following analyzes German American Bancorp's underperforming assets at March 31, 1997 and December 31, 1996.
                           March 31, 1997   December 31, 1996
                            (dollar references in thousands)

Nonaccrual Loans                 $1,071          $1,370
Loans which are contractually
  past due 90 days or more          850           1,102
Renegotiated Loans                  ---             ---
  Total Underperforming Loans     1,921           2,472
Other Real Estate                   202             203
  Total Underperforming Assets   $2,123          $2,675

Allowance for Loan Loss to
  Underperforming Loans          332.43%          264.08%
Underperforming Loans to
  Total Loans                      0.60%            0.79%

  Underperforming loans at March 31, 1997 were 22.3% less than the $2,472,000 of underperforming loans at December 31, 1996. Stated as a percentage of total loans, underperforming loans were 0.60% and 0.79% for March 31, 1997 and December 31, 1996, respectively. The allowance for loan loss stated as a percentage of underperforming loans equaled 332.43% and 264.08% for the same two dates respectively.

  The overall loan portfolio is diversified among a variety of individual borrowers, with a substantial portion of debtors' ability to honor their contracts dependent on the agricultural, poultry and wood manufacturing industries. Although wood manufacturers employ a significant number of people in the Company's market area, the Company does not have a concentration of credit to companies engaged in that industry. The Company has historically been involved in the financing of poultry production. However, total poultry loans at March 31, 1997 of $14,276,000 represent only about 4.5 percent of total loans. The drop in the amount of poultry loans reflects a continuing decline in the financing demands in that industry.

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

  At March 31, 1997, management is not under such a capital directive nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.
  The table below presents the Company's consolidated capital ratios under regulatory guidelines.


RISK BASED CAPITAL STRUCTURE ($ in thousands)
                                       March 31,  December 31,
                                        1997          1996
Tier 1 Capital:
 Shareholders' Equity as presented
   on Balance Sheet                    $49,183      $48,793
 Add / (Subtract):  Unrealized
   Depreciation / (Appreciation) on
   Securities Available-for-Sale          (18)        (495)
 Less:  Intangible Assets and
   Ineligible Deferred Tax Assets      (1,872)      (1,924)
    Total Tier 1 Capital                47,293       46,374
Tier 2 Capital:
 Qualifying Allowance for Loan Loss      4,091        4,028
    Total Capital                      $51,384      $50,402

Risk-adjusted Assets                  $325,020     $319,718



                               To be Well
                              Capitalized
                              Under Prompt
                      Minimum  Corrective
                    for Capital  Action
                     Adequacy  Provisions
                     Purposes  (FDICIA)  March 31,  Dec. 31,
                                           1997       1996
Leverage Ratio         4.00%     5.00%    9.79%       9.70%
Tier 1 Capital to
 Risk-adjusted Assets  4.00%     6.00%   14.55%      14.50%
Total Capital to
 Risk-adjusted Assets  8.00%    10.00%   15.81%      15.76%

LIQUIDITY

 The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first three months of 1997, the net cash from operating activities, including net income of $1,274,000 provided $1,527,000 of available cash. Major cash outflows experienced during this three month period of 1997 included dividends of $404,000, property and equipment purchases of $337,000 and the net funding outlay of loans in the amount of $4,822,000. The purchase of securities and short-term investments (net of proceeds from maturities) decreased cash by $5,817,000. Decreases occurring in deposits and short-term as well as long-term borrowings reduced cash by an additional $9,889,000. Total cash outflows for the period exceeded inflows by $19,936,000 leaving a cash and cash equivalent balance of $17,798,000 at March 31, 1997.


PART II.  --  OTHER INFORMATION

Item 2.  Changes in Securities

(c)  During the three months ended March 31, 1997, the Company issued and sold
an   aggregate of 11,737 shares of common stock to executive officers of the
Company upon exercises by such executive officers of stock options for an aggregate purchase price of $346,945.02 . These issuances and sales were not registered under the Securities Act of 1933 in reliance upon the `private offering''exemption provided by Section 4(2) of the Securities Act because the offer of common shares under the Company's Stock Option Plan is made privately only to executive officers of the Company who have access to the same kind of information as registration would disclose and are able to fend for themselves
in making their             investment decisions.  The purchase price was paid
by the executive officers in the form of an aggregate of 10,285 shares of common stock of the Company previously owned by such executive officers.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.        Description

          3              Restated Articles of Incorporation
                         of German American Bancorp (as amended
                         to increase authorized common shares
                         from 5,000,000 to 20,000,000.

        10.1 Form of Incentive Stock Option Agreement executed January 28, 1997 between the Registrant and George W. Astrike (2,284 shares)

        10.2 Schedule of Incentive Stock Option Agreements between the Registrant and its executive Officers.


         27              Financial Data Schedule for the period ended
                         March 31, 1997.

(b)   Reports on Form 8-K

      A report on Form 8-K dated March 6, 1997 was filed reporting under Item 2 the March 4, 1997 acquisition by merger of Peoples Bancorp of Washington.
      A report on Form 8-K dated March 19, 1997 was filed under Item 2 and Item 7, which amended the March 6, 1997 filing to include the Financial Statements of the acquired entity as of and for certain years ended December 31, 1996 and pro forma financial information for the Company giving effect to the acquisition.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GERMAN AMERICAN BANCORP

Date                          By/s/George W. Astrike
      -----------------       ---------------------------
                              George W. Astrike
                              Chairman


Date                          By/s/John M. Gutgsell
      -----------------       ---------------------------
                              John M. Gutgsell
                              Controller and Principal
                              Accounting Officer