Form 10-Q
period 1997-06-30
GERMAN AMERICAN BANCORP
filed 1997-08-13
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
I  X  I   Quarterly Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Quarterly  Period Ended June 30, 1997

Or

I     I   Transition Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Transition Period from                  to
                                                    ---------------
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


         Class                Outstanding at August 11, 1997
Common Stock,  $10.00 par value             2,541,552










                            GERMAN AMERICAN BANCORP

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets --
     June 30, 1997 and December 31, 1996

     Consolidated Statements of Income  --
     Three Months Ended June 30, 1997 and 1996

     Consolidated Statements of Income  --
     Six Months Ended June 30, 1997 and 1996

     Consolidated Statements of Cash Flows --
     Six  Months Ended June 30, 1997 and 1996.

     Notes to Consolidated Financial Statements  --
     June 30, 1997

Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations

















PART II.            OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on April 24, 1997. At the Annual Meeting, the shareholders elected as Directors for an additional two-year term the six nominees proposed by the Board of Directors, and approved an amendment of the Corporation's Articles of Incorporation to increase the number of authorized Common Shares from 5,000,000 to 20,000,000. The six nominees were elected by the following votes:

                         Votes          Votes       Broker
Nominee                Cast For        Withheld   Non-Votes

George Astrike       1,558,559.27    10,448.00   379,173.73
David G. Buehler     1,561,863.27     7,144.00   379,173.73
David B. Graham      1,561,555.27     7,452.00   379,173.73
William R. Hoffman   1,561,863.27     7,144.00   379,173.73
Michael B. Lett      1,559,730.27     9,277.00   379,173.73
A. Wayne Place, Jr.  1,561,063.24     7,944.03   379,173.73

   There were no abstentions.

   The amendment of the Articles of Incorporation was approved by a vote of 1,505,443.65 votes in favor and 31,434.67 votes opposed with 411,302.68 abstentions or broker non-votes.

   The Company held a special meeting of shareholders on March 4, 1997, at which the shareholders approved the Peoples Bancorp merger by a vote of 1,466,224.00 votes for and 5,633.00 votes against, with 11,579.00 abstentions or broker non-votes.


Item 6.        Exhibits and Reports on Form 8-K

     a)   Exhibits

          27   Financial Data Schedule

     b)   Reports on Form 8-K



SIGNATURES






PART 1.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

                            GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
               (dollar references in thousands except share data)
                        (unaudited)
                                       June 30,  December 31,
                                         1997         1996
ASSETS
Cash and Due from Banks                 $15,738     $17,134
Federal Funds Sold                        2,675      20,600
                                          -----      ------

 Cash and Cash Equivalents               18,413      37,734

Interest-bearing Balances with Banks        394         597
Other Short-term Investments                ---         979
Securities Available-for-Sale,
 at market                               98,047      98,557
Securities Held-to-Maturity, at cost     23,673      22,832

 Total Loans                            324,485     313,734
Less:  Unearned Income                    (343)       (452)
   Allowance for Loan Losses            (6,048)     (6,528)
 Loans, Net                             318,094     306,754

Premises, Furniture and Equipment, Net   12,268      11,585
Other Real Estate                           174         203
Intangible Assets                         1,672       1,774
Accrued Interest Receivable
 and Other Assets                         8,306       8,428
                                          -----       -----


   TOTAL ASSETS                        $481,041    $489,443
                                       ========    ========

LIABILITIES
Noninterest-bearing Deposits            $46,506     $52,674
Interest-bearing Deposits               374,997     370,232
                                        -------     -------

 Total Deposits                         421,503     422,906

Short-term Borrowings                     4,491      12,527
FHLB Borrowings                             ---       1,000
Accrued Interest Payable and
 Other Liabilities                        4,148       4,217
                                          -----       -----


   TOTAL LIABILITIES                    430,142     440,650

SHAREHOLDERS' EQUITY
Common Stock, $10 par value;
 20,000,000  shares authorized, and
 2,541,552 and 2,539,059 issued and
 outstanding in 1997 and 1996,
 respectively                            25,416      25,390
Preferred Stock, $10 par value; 500,000
 shares authorized, no shares issued        ---         ---
Additional Paid-in Capital                3,839       3,649
Retained Earnings                        21,201      19,259
Unrealized Appreciation on Securities
 Available-for-Sale, net of tax             443         495
                                            ---         ---


   TOTAL SHAREHOLDERS' EQUITY            50,899      48,793
                                         ------      ------


   TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $481,041    $489,443
                                       ========    ========

          See accompanying notes to consolidated financial statements.



                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                         Three Months Ended
                                              June 30,
                                            1997      1996

INTEREST INCOME
Interest and Fees on Loans               $7,323     $6,874
Interest on Federal Funds Sold               61        133
Interest on Short-term Investments           14         40
Interest and Dividends on Securities      1,940      1,694
                                          -----      -----

  TOTAL INTEREST INCOME                   9,338      8,741

INTEREST EXPENSE
Interest on Deposits                      4,232      3,982
Interest on Short-term Borrowings            82        113
                                             --        ---

  TOTAL INTEREST EXPENSE                  4,314      4,095

NET INTEREST INCOME                       5,024      4,646
Provision for Loan Losses                 (682)         80
                                          -----         --

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                5,706      4,566

NONINTEREST INCOME
Income from Fiduciary Activities             83         66
Service Charges on Deposit Accounts         285        234
Investment Services Income                  117        115
Other Charges, Commissions, and Fees        163        143
Gains on Sales of Loans and Other Real Estate 2          0
Gains on Sales of Securities                  0          0
                                              -          -

  TOTAL NONINTEREST INCOME                  650        558
                                            ---        ---


NONINTEREST EXPENSE
Salaries and Employee Benefits            1,869      1,778
Occupancy Expense                           256        291
Furniture and Equipment Expense             227        188
Computer Processing Fees                    123        101
Professional Fees                           347        150
Other Operating Expenses                    707        701
                                            ---        ---

  TOTAL NONINTEREST EXPENSE               3,529      3,209

Income before Income Taxes                2,827      1,915
Income Tax Expense                          977        625
                                            ---        ---

Net Income                               $1,850     $1,290
                                         ======     ======

Earnings Per Share (Note 2)                $.73       $.51

Dividends Paid Per Share  (Note 2)         $.22       $.20




          See accompanying notes to consolidated financial statements.




                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                          Six Months Ended
                                              June 30,
                                            1997      1996

INTEREST INCOME
Interest and Fees on Loans              $14,359    $13,659
Interest on Federal Funds Sold              162        313
Interest on Short-term Investments           41        125
Interest and Dividends on Securities      3,865      3,294
                                          -----      -----

  TOTAL INTEREST INCOME                  18,427     17,391

INTEREST EXPENSE
Interest on Deposits                      8,394      7,903
Interest on Short-term Borrowings           181        246
                                            ---        ---

  TOTAL INTEREST EXPENSE                  8,575      8,149

NET INTEREST INCOME                       9,852      9,242
Provision for Loan Losses                 (543)        103
                                          -----        ---

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES               10,395      9,139

NONINTEREST INCOME
Income from Fiduciary Activities            149        117
Service Charges on Deposit Accounts         565        440
Investment Services Income                  223        217
Other Charges, Commissions, and Fees        258        244
Gains on Sales of Loans and Other Real Estate 2          2
Gains on Sales of Securities                  0          0
                                              -          -

  TOTAL NONINTEREST INCOME                1,197      1,020

NONINTEREST EXPENSE
Salaries and Employee Benefits            3,695      3,541
Occupancy Expense                           535        532
Furniture and Equipment Expense             453        446
Computer Processing Fees                    248        208
Professional Fees                           559        229
Other Operating Expenses                  1,358      1,342
                                          -----      -----

  TOTAL NONINTEREST EXPENSE               6,848      6,298

Income before Income Taxes                4,744      3,861
Income Tax Expense                        1,620      1,251
                                          -----      -----

Net Income                               $3,124     $2,610
                                         ======     ======

Earnings Per Share (Note 2)               $1.23      $1.03

Dividends Paid Per Share  (Note 2)         $.43       $.39




          See accompanying notes to consolidated financial statements.




                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar references in thousands)
                                  (unaudited)
                                          Six Months Ended
                                              June 30,
                                           1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                               $3,124     $2,610
Adjustments to Reconcile Net Income to
 Net Cash from Operating Activities:
  Amortization and Accretion of Investments (49)       (32)
  Depreciation and Amortization             564        521
  Provision for Loan Losses                (543)       103
  Gains on Sales of Securities                0          0
  Gains on Sales of Loans and
      Other Real Estate                      (2)        (2)
  Change in Assets and Liabilities:
   Unearned Income                         (109)       (60)
   Deferred Loan Fees                        (1)       (22)
   Interest Receivable                   (1,257)      (395)
   Other Assets                           1,093        (29)
   Deferred Taxes                           286        (30)
   Interest Payable                         406         28
   Other Liabilities                       (475)       156
                                           ----        ---

      Total Adjustments                     (87)       238
                                           ----        ---


   Net Cash from Operating Activities     3,037      2,848
                                          -----      -----


CASH FLOWS FROM INVESTING ACTIVITIES
 Change in Interest-bearing
  Balances with Banks                       203        198
 Proceeds from Maturities of
  Other Short-term Investments              996      7,000
 Purchase of Other Short-term Investments     0     (1,466)
 Proceeds from Maturities of Securities
  Available-for-Sale                     14,653     17,192
 Proceeds from Sales of Securities
  Available-for-Sale                          0          0
 Purchase of Securities
  Available-for-Sale                    (14,163)   (23,224)
 Proceeds from Maturities of
  Securities Held-to-Maturity               318      3,341
 Proceeds from Sales of Securities
  Held-to-Maturity                            0          0
 Purchase of Securities Held-to-Maturity (1,159)      (818)
 Purchase of Loans                          (27)       (24)
 Loans Made to Customers net of
  Payments Received                     (10,669)   (18,806)
 Proceeds from Sales of Loans                 9          0
 Property and Equipment Expenditures     (1,145)      (453)
 Proceeds from Sales of Other Real Estate    31         26
                                             --         --

   Net Cash from Investing Activities   (10,953)   (17,034)
                                         ------    -------


CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Deposits                      (1,403)     8,975
 Change in Short-term Borrowings         (8,036)    (4,738)
 Change in Long-term Borrowings          (1,000)     1,000
 Dividends Paid                            (963)      (834)
 Purchase of Fractional Shares               (5)         0
 Exercise of Stock Options                    2          6
 Net Cash from Financing Activities     (11,405)     4,409
                                        -------      -----


Net Change in Cash and Cash Equivalents (19,321)    (9,777)
 Cash and Cash Equivalents at
  Beginning of Year                      37,734     32,601
                                         ------     ------

 Cash and Cash Equivalents at
  End of Period                         $18,413    $22,824
                                        =======    =======

Cash Paid During the Year for:
 Interest                                $8,169     $8,121
 Income Taxes                            $1,191     $1,257



          See accompanying notes to consolidated financial statements.




                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                  (unaudited)

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


Note 2 -- Per Share Data

  The weighted average number of shares used in calculating earnings and dividends per share amounts were $2,541,552 and 2,533,586 for the second quarters of 1997 and 1996, respectively. The weighted average number of shares for the first half of 1997 and 1996 was 2,541,345 and 2,533,480, respectively. The weighted average number of shares have been retroactively restated for stock dividends and poolings of interests. Dividends paid per share amounts represent historical dividends declared without retroactive restatement for pooling.

Note 3 -- Securities

  At June 30, 1997 and December 31, 1996, U.S. Government Agency structured notes with an amortized cost of $6,000,000 and $6,000,000, respectively and fair value of $5,963,000 and $5,901,000, respectively, are included in securities available-for-sale, consisting primarily of step-up and single-index bonds.


Note 3 -- Securities  (continued)

The amortized cost and estimated market values of Securities as of June 30, 1997 are as follows:
                                                   Estimated
                                      Amortized      Market
Securities Available-for-Sale:          Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $53,731       $53,606
Obligations of State and Political
  Subdivisions                         18,839        19,749
Corporate Securities                    5,517         5,533
Mortgage-backed Securities             19,241        19,159
                                       ------        ------

  Total                               $97,328       $98,047
                                      =======       =======

                                                   Estimated
                                      Amortized      Market
Securities Held-to-Maturity:            Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporation and Agencies             $2,508        $2,506
Obligations of State and Political
  Subdivisions                         18,767        18,522
Corporate Securities                       36            29
Mortgage and Asset-backed Securities      897           887
Other Securities                        1,465         1,465
                                        -----         -----

  Total                               $23,673       $23,409
                                      =======       =======

The amortized cost and estimated market values of Securities as of December 31, 1996 are as follows:
                                                   Estimated
                                      Amortized      Market
Securities Available-for-Sale:          Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $47,181       $47,041
Obligations of State and Political
  Subdivisions                         19,560        20,186
Corporate Securities                    7,221         7,245
Mortgage-backed Securities             23,783        24,078
Other Securities                            1             7
                                            -             -

  Total                               $97,746       $98,557
                                      =======       =======

                                                   Estimated
                                      Amortized      Market
Securities Held-to-Maturity:            Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporation and Agencies             $2,519        $2,498
Obligations of State and Political
  Subdivisions                         18,253        18,881
Corporate Securities                       47            47
Mortgage and Asset-backed Securities      999           989
Other Securities                        1,014         1,014
                                        -----         -----


  Total                               $22,832       $23,429
                                      =======       =======



Note 4 -- Loans


  Loans, as presented on the balance sheet, are comprised of the following classifications:


                                       June 30,   December 31,
                                          1997       1996
                                 (dollar references in thousands)

Real Estate Loans Secured by 1-4
  Family Residential Properties       $99,787      $93,713
Agricultural Loans                     54,298       57,073
Commercial and Industrial Loans       113,837      111,469
Loans to Individuals for Household,
  Family and Other Personal
  Expenditures                         55,702       50,200
Lease Financing                           861        1,279
                                          ---        -----

  Total Loans                        $324,485     $313,734
                                     ========     ========

Note 5 -- Allowance for Loan Losses

  A summary of the activity in the Allowance for Loan Losses is as follows:


                                         1997         1996
                                (dollar references in thousands)

Balance at January 1                   $6,528       $6,893
Provision for Loan Losses               (543)          103
Recoveries of Prior Loan Losses           415          154
Loan Losses Charged to the Allowance    (352)        (130)
                                        -----        -----

Balance at June 30                     $6,048       $7,020
                                       ======       ======

Note 6 -- Business Combinations

  On March 4, 1997, the Company acquired all of the outstanding shares of Peoples Bancorp of Washington, Indiana (and its wholly owned subsidiary, The Peoples National Bank and Trust Company of Washington) in exchange for 615,285 shares of German American Bancorp common stock. Fractional interests were paid in cash of $5. The transaction was accounted for as a pooling of interests.


Note 6 -- Business Combinations  (continued)


  The following is a reconciliation of the separate and combined net interest income and net income of German American Bancorp and Peoples Bancorp of Washington for the periods prior to the acquisition:


                  GERMAN AMERICAN        PEOPLES
                      BANCORP           BANCORP OF
              (as previously reported)  WASHINGTON  COMBINED

For the period January 1, 1997 through
  February 28, 1997

     Net interest income   $2,558         $696      $3,254
     Net income              $698         $218        $916


For the three months ended
  June 30, 1996

     Net interest income   $3,671         $975      $4,646
     Net income            $1,057         $233      $1,290


For the six months ended
  June 30, 1996

     Net interest income   $7,325       $1,917      $9,242
     Net income            $2,148         $462      $2,610



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

  This section presents an analysis of the consolidated financial condition of the Company as of June 30, 1997 and December 31, 1996 and the consolidated results of operations for the periods ended June 30, 1997 and 1996. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1996 Annual Report to Shareholders.

  Because of the Peoples National Bank acquisition on March 4, 1997 under the pooling-of-interests method of accounting, all financial statements have been retroactively restated for all periods. Also see Footnote 6 `Business Combinations.''


RESULTS OF OPERATIONS

Net Income:

  The Company's earnings for the second quarter of 1997 were $1,850,000 or $.73 per share, an increase of $560,000 (or 43.4%) from the Company's second quarter earnings for 1996 of $1,290,000 or $.51 per share. Net income for the first half of 1997 was $3,124,000 or $1.23 per share, which was $514,000 or 19.7%
greater than the $2,610,000 or $1.03 per share recorded for the same period of 1996.
  The comparison of 1997 earnings for both the six and three month periods relative to those of the same periods of 1996 was materially impacted by an increase in net interest income and Deposit Service Charges and Fees. Earnings for 1997 were also largely impacted by a negative provision for loan losses, which was due to the collection of significant dollar amounts of previously charged-off loans These earnings improvements were partially offset by increased noninterest expense.

  Return on average assets (ROA) was 1.31% and return on average equity was 12.80% for the first half of 1997 versus 1.14% and 11.27%, respectively for the first six months of 1996.

Net Interest Income:

  The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis) for each of the periods presented herein. An effective tax rate of 34 percent is used on each period presented.


                          Three Months         Change from
                          Ended June 30,       Prior Period

                          1997     1996     Amount  Percent
                          (dollar references in thousands)

Interest Income         $9,634    $9,001     $633      7.0%
Interest Expense         4,314     4,095      219      5.3%
                         -----     -----      ---

  Net Interest Income   $5,320    $4,906     $414      8.4%
                        ======    ======     ====

                           Six Months          Change from
                          Ended June 30,       Prior Period

                          1997     1996     Amount  Percent
                          (dollar references in thousands)

Interest Income        $19,018   $17,901   $1,117      6.2%
Interest Expense         8,575     8,149      426      5.2%
                         -----     -----      ---

  Net Interest Income  $10,443    $9,752     $691      7.1%
                       =======    ======     ====

   Net interest income is the difference between interest income (which includes yield-related fees) and interest expense. The increase in net interest income for the first half and the second quarter of 1997 compared to the same periods of 1996 was primarily due to an increase of loans in the mix of average earning assets. Loans generally provide a higher yield than that earned on investment securities and Federal Funds Sold.

  Net interest income on a tax-equivalent basis expressed as a percentage of average earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the first half of 1997, the net interest margin was 4.69 percent compared to 4.55 percent for the comparable period of 1996; for the second quarter of 1997, net interest margin was 4.87% compared to 4.52% for 1996.


Provision For Loan Losses:

  The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

  The consolidated provision for loan losses was $(543,000) and $103,000 for the first half of 1997 and 1996, respectively and $(682,000) and $80,000 for the second quarter of 1997 and 1996, respectively. The negative provision for 1997 was due to collections during the second quarter of previous years' charged-off loans, combined with management's determination during the second quarter that certain specific reserve allocations were no longer necessary due to the performance of the related loans. Based on Management's evaluation of the adequacy of the reserve, a negative provision was recorded to eliminate excess reserves created by loan recoveries and reduced specific reserve allocations.
  The amount of future periods' provision for loan loss will be subject to adjustment based on the findings of future evaluations of the adequacy of the loan loss reserve.

  Net recoveries were $63,000 or 0.02 percent of average loans for the first six months of 1997. For the same period of 1996, net recoveries were $24,000. Underperforming loans, as a percentage of total loans were 0.59% and 0.79% on June 30, 1997 and December 31, 1996, respectively. See discussion headed `Financial Condition'' for more information regarding underperforming assets.

Noninterest Income:

  Noninterest income, exclusive of gains realized on the sales of loans, for the first half of 1997 was $1,195,000. This was $177,000 or 17.4 percent greater than the $1,018,000 recorded for the same six months of 1996. For the second quarter of 1997, noninterest income was $92,000 or 16.5 percent greater than the identical period of 1996.

  Service charges on deposit accounts for the first half of 1997 rose $125,000 or 28.4 percent over 1996. The Company made revisions to its pricing structure during the latter part of 1996 based on a market review.

Noninterest Expense:

  Total noninterest expense for the first six months of 1997 was $6,848,000 which translates to a $550,000 or 8.7% increase over the $6,298,000 posted for the same period in 1996. Total noninterest expense for the second quarter of 1997 was $3,529,000 which represents a $320,000 or ten percent increase over the $3,209,000 posted for the same period in 1996.

  Salaries and Employee Benefits expense constituted 54% of total noninterest expense. For the first six months of 1997 this amounted to $3,695,000. This was $154,000 or 4.3 percent more than the $3,541,000 recorded for the same period of the prior year. Salaries and employee benefits were $1,869,000 during the second quarter of 1997, an increase of $91,000 or 5.1% over the 1996 level of $1,778,000. The Company's active full-time equivalent (FTE) staff was 221 at June 30, 1997.

  Occupancy expense combined with Furniture and Equipment expense for the first six months of 1997 equaled $988,000. This was only $10,000 or slightly more than one percent greater than the $978,000 posted for the same half of the prior year. These expenses are expected, however, to moderately increase throughout the remainder of 1997 largely as a consequence of a planned upgrading of computer systems. The Company has recently embarked upon a strategy to implement state-of-the-art computer processing to provide the opportunities to, over the long-term, better control the level of employee related expenses and improve the quality of customer service provided throughout the affiliate bank system. The upgrade of computer equipment at Peoples concurrent with the merger represents the Company's first step in this process. Systems at all affiliate banks will be upgraded on a systematic basis throughout 1997 and 1998.

  Professional fees for the first six months of 1997 was $559,000. This was $330,000 greater than the $229,000 recorded for the same period of 1996. Professional fees for the second quarter of 1997 were $347,000, an increase of $197,000 over the $150,000 recorded for 1996. The bulk of this increase stems directly from the March 4, 1997 merger of Peoples.

  Other noninterest expense included a special contingency reserve of $200,000 with respect to an unasserted potential claim. Without that reserve, other noninterest expense would have risen by 5.7% and 3.7% for the six and three month periods ended June 30, 1997 compared to the prior year periods.

FINANCIAL CONDITION

  Total assets at June 30, 1997 stood at $481,041,000. This was a decline of $8,043,000 from the December 31, 1996 total asset position. The decline in assets was concentrated in the holdings of Federal Funds Sold while total loans increased $10,751,000 and investment securities balances rose a moderate $331,000.

  Deposits at June 30, 1997 stood at $421,503,000 which was a decline of less than one percent from the total deposits held six months earlier. Short-term and Long-term Borrowings at June 30, 1997 were $4,491,000. A decrease of $9,036,000 from December 31, 1996 as the Company utilized Federal Funds Sold to reduce its level of borrowings.

  All of the Company's Banks are either currently members of the Federal Home Loan Bank System (`FHLB'') or are in the process of obtaining membership. The banks' membership in the FHLB provides a ready alternative for both long and short-term borrowing needs.

Underperforming Assets:

  The following analyzes German American Bancorp's underperforming assets at June 30, 1997 and December 31, 1996.
                             June 30, 1997  December 31, 1996
                             (dollar references in thousands)

Nonaccrual Loans                   $534          $1,370
Loans which are contractually
  past due 90 days or more        1,381           1,102
Renegotiated Loans                  ---             ---
                                    ---             ---

  Total Underperforming Loans     1,915           2,472
                                  -----           -----

Other Real Estate                   174             203
                                    ---             ---

  Total Underperforming Assets    2,089          $2,675
                                  =====          ======

Allowance for Loan Loss to
  Underperforming Loans          315.82%          264.08%
Underperforming Loans to
  Total Loans                      0.59%            0.79%




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

  At June 30, 1997, management is not under such a capital directive nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

  The table below presents the Company's consolidated capital ratios under regulatory guidelines.


RISK BASED CAPITAL STRUCTURE ($ in thousands)

                                      June 30,    December 31,
                                       1997           1996
Tier 1 Capital:
 Shareholders' Equity as presented
   on Balance Sheet                    $50,899      $48,793
 Add / (Subtract):  Unrealized
   Depreciation / (Appreciation) on
   Securities Available-for-Sale         (443)        (495)
 Less:  Intangible Assets and
   Ineligible Deferred Tax Assets      (1,786)      (1,924)
                                       -------      -------

    Total Tier 1 Capital                48,670       46,374
Tier 2 Capital:
 Qualifying Allowance for Loan Loss      4,157        4,028
                                         -----        -----

    Total Capital                      $52,827      $50,402
                                       =======      =======

Risk-adjusted Assets                  $330,661     $319,718




                            To be Well
                           Capitalized
                           Under Prompt
                Minimum for Corrective
                  Capital     Action
                 Adequacy   Provisions June 30,  December 31,
                 Purposes    (FDICIA)    1997        1996

Leverage Ratio         4.00%     5.00%   10.21%       9.70%
Tier 1 Capital
 to Risk-adjusted
 Assets                4.00%     6.00%   14.72%      14.50%
Total Capital
 to Risk-adjusted
 Assets                8.00%    10.00%   15.98%      15.76%


LIQUIDITY

 The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first six months of 1997, the net cash from operating activities, including net income of $3,124,000 provided $3,037,000 of available cash. The maturities of securities and short-term investments brought in $848,000 in cash above the dollar amount of purchases. Major cash outflows experienced during this six month period of 1997 included dividends of $963,000, property and equipment purchases, primarily related to computer upgrading, of $1,145,000 and the net funding outlay of loans in the amount of $10,687,000. Decreases occurring in deposits and short-term as well as long-term borrowings reduced cash by an additional $10,439,000. Total cash outflows for the period exceeded inflows by $19,321,000 leaving a cash and cash equivalent balance of $18,413,000 at June 30, 1997.








PART II.  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.        Description
         27              Financial Data Schedule for the
                         period ended June 30, 1997.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended June 30, 1997.


















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GERMAN AMERICAN BANCORP

Date:  August 12, 1997        By/s/George W. Astrike
      ----------------        -----------------------
                              George W. Astrike
                              Chairman

Date:  August 12, 1997        By/s/John M. Gutgsell
      ----------------        ------------------------
                              John M. Gutgsell
                              Controller and Principal