Form 10-Q
period 1997-09-30
GERMAN AMERICAN BANCORP
filed 1997-11-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
I  X  I   Quarterly Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Quarterly  Period Ended September 30, 1997
Or
I     I   Transition Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Transition Period from             to
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
YES      X             NO
     ----------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at November 10, 1997
Common Stock,  $10.00 par value                   5,092,082




                            GERMAN AMERICAN BANCORP

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets -- September 30, 1997 and
     December 31, 1996

     Consolidated Statements of Income  --  Three Months Ended
     September 30, 1997 and 1996

     Consolidated Statements of Income -- Nine Months Ended
     September 30, 1997 and 1996

     Consolidated Statements of Cash Flows  --  Nine Months Ended
     September 30, 1997 and 1996

     Notes to Consolidated Financial Statements  --
     September 30, 1997


Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations


PART II.            OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

    a)    Exhibits

     27   Financial Data Schedule

    b)    Reports on Form 8-K



SIGNATURES






PART 1.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

                            GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
               (dollar references in thousands except share data)
                                  (unaudited)
                                    September 30,  December 31,
                                         1997         1996
ASSETS
Cash and Due from Banks                 $15,773     $17,134
Federal Funds Sold                       14,500      20,600
 Cash and Cash Equivalents               30,273      37,734

Interest-bearing Balances with Banks        397         597
Other Short-term Investments                ---         979
Securities Available-for-Sale,
 at market                               93,539      98,557
Securities Held-to-Maturity, at cost     21,277      22,832

Total Loans                             327,762     313,734
Less:  Unearned Income                    (299)       (452)
   Allowance for Loan Losses            (6,265)     (6,528)
Loans, Net                              321,198     306,754

Premises, Furniture and Equipment, Net   12,306      11,585
Other Real Estate                           148         203
Intangible Assets                         1,622       1,774
Accrued Interest Receivable and
 Other Assets                             8,168       8,428

   TOTAL ASSETS                        $488,928    $489,443

LIABILITIES
Noninterest-bearing Deposits            $47,914     $52,674
Interest-bearing Deposits               378,453     370,232
 Total Deposits                         426,367     422,906

Short-term Borrowings                     5,533      12,527
FHLB Borrowings                             ---       1,000
Accrued Interest Payable and
 Other Liabilities                        4,740       4,217

   TOTAL LIABILITIES                    436,640     440,650

SHAREHOLDERS' EQUITY
Common Stock,  $10.00 par value;
 20,000,000  shares  authorized,
 and 2,546,041 and 2,539,059 issued
 and outstanding in 1997 and 1996,
 respectively                            25,460      25,390
Preferred Stock, $10 par value; 500,000
 shares authorized, no shares issued        ---         ---
Additional Paid-in Capital                3,965       3,649
Retained Earnings                        22,144      19,259
Unrealized Appreciation on Securities
 Available-for-Sale, net of tax             719         495

   TOTAL SHAREHOLDERS' EQUITY            52,288      48,793

   TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $488,928    $489,443


          See accompanying notes to consolidated financial statements.





                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                         Three Months Ended
                                           September 30,
                                            1997      1996

INTEREST INCOME
Interest and Fees on Loans               $7,531     $7,018
Interest on Federal Funds Sold              147        114
Interest on Short-term Investments            9         21
Interest and Dividends on Securities      1,824      1,719
  TOTAL INTEREST INCOME                   9,511      8,872

INTEREST EXPENSE
Interest on Deposits                      4,371      4,115
Interest on Short-term Borrowings            56        121
  TOTAL INTEREST EXPENSE                  4,427      4,236

NET INTEREST INCOME                       5,084      4,636
Provision for Loan Losses                    67         80
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         5,017      4,556

NONINTEREST INCOME
Income from Fiduciary Activities             80         53
Service Charges on Deposit Accounts         300        261
Investment Services Income                  102        109
Other Charges, Commissions, and Fees        208        110
Gains on Sales of Loans and Other Real Estate 6          0
Gains on Sales of Securities                  0          0
  TOTAL NONINTEREST INCOME                  696        533
NONINTEREST EXPENSE
Salaries and Employee Benefits            1,859      1,802
Occupancy Expense                           277        271
Furniture and Equipment Expense             229        241
Computer Processing Fees                    127        108
Professional Fees                           154        174
Other Operating Expenses                    729        845
  TOTAL NONINTEREST EXPENSE               3,375      3,441

Income before Income Taxes                2,338      1,648
Income Tax Expense                          775        519
Net Income                               $1,563     $1,129

Earnings Per Share                        $0.31      $0.22

Dividends Paid Per Share                  $0.11      $0.10




          See accompanying notes to consolidated financial statements.




                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar references in thousands except per share data)
                                  (unaudited)

                                         Nine Months Ended
                                           September 30,
                                            1997      1996

INTEREST INCOME
Interest and Fees on Loans              $21,890    $20,677
Interest on Federal Funds Sold              309        427
Interest on Short-term Investments           50        146
Interest and Dividends on Securities      5,689      5,013
  TOTAL INTEREST INCOME                  27,938     26,263

INTEREST EXPENSE
Interest on Deposits                     12,765     12,018
Interest on Short-term Borrowings           237        367
  TOTAL INTEREST EXPENSE                 13,002     12,385

NET INTEREST INCOME                      14,936     13,878
Provision for Loan Losses                 (476)        183
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                        15,412     13,695

NONINTEREST INCOME
Income from Fiduciary Activities            229        170
Service Charges on Deposit Accounts         865        701
Investment Services Income                  325        326
Other Charges, Commissions, and Fees        465        354
Gains on Sales of Loans and Other Real Estate 8          2
Gains on Sales of Securities                  0          0
  TOTAL NONINTEREST INCOME                1,892      1,553

NONINTEREST EXPENSE
Salaries and Employee Benefits            5,554      5,343
Occupancy Expense                           813        803
Furniture and Equipment Expense             682        687
Computer Processing Fees                    374        316
Professional Fees                           713        403
Other Operating Expenses                  2,086      2,187
  TOTAL NONINTEREST EXPENSE              10,222      9,739

Income before Income Taxes                7,082      5,509
Income Tax Expense                        2,395      1,770
Net Income                               $4,687     $3,739

Earnings Per Share                        $0.92      $0.74

Dividends Paid Per Share                  $0.33      $0.28




          See accompanying notes to consolidated financial statements.




                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollar references in thousands)
                                  (unaudited)
                                            Nine Months Ended
                                              September 30,
                                            1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                $4,687     $3,739
Adjustments to Reconcile Net Income to
 Net Cash from Operating Activities:
  Amortization and Accretion of Investments   28       (27)
  Depreciation and Amortization              849        805
  Provision for Loan Losses                (476)        183
  Gains on Sales of Securities               ---        ---
  Gains on Sales of Loans and
   Other Real Estate                         (8)        (2)
  Change in Assets and Liabilities:
   Unearned Income                         (153)       (23)
   Interest Receivable                     (866)      (493)
   Other Assets                            1,057        250
   Interest Payable                          541        207
   Deferred Loan Fees                       (19)       (33)
   Deferred Taxes                             69       (73)
   Other Liabilities                        (17)        348
      Total Adjustments                    1,005      1,142

   Net Cash from Operating Activities      5,692      4,881

CASH FLOWS FROM INVESTING ACTIVITIES
 Change in Interest-bearing
  Balances with Banks                        200        198
 Proceeds from Maturities of
  Other Short-term Investments               996      7,000
 Purchase of Other Short-term Investments    ---    (1,466)
 Proceeds from Maturities of
  Securities Available-for-Sale           32,353     28,114
 Proceeds from Sales of
  Securities Available-for-Sale              ---        ---
 Purchase of Securities
  Available-for-Sale                    (27,162)   (30,016)
 Proceeds from Maturities of
  Securities Held-to-Maturity              3,133      4,290
 Proceeds from Sales of
  Securities Held-to-Maturity                ---        ---
 Purchase of Securities
  Held-to-Maturity                       (1,572)    (3,679)
 Purchase of Loans                       (1,152)      (977)
 Loans Made to Customers net of
  Payments Received                     (12,663)   (25,855)
 Proceeds from Sales of Loans                 19        ---
 Proceeds from Maturities of
  Long-term Borrowings
 Property and Equipment Expenditures     (1,418)      (988)
 Proceeds from Sales of Other Real Estate     63         26
   Net Cash from Investing Activities    (7,203)   (23,353)

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Deposits                        3,461     12,673
 Proceeds from Maturities of
  Short-term Borrowings                  (6,995)        684
 Change in Long-term Borrowings          (1,000)    (1,000)
 Dividends Paid                          (1,523)    (1,287)
 Exercise of Stock Options                     3          8
 Purchase of Fractional Shares               (5)        ---
 Issuance of Shares under Dividend
  Reinvestment Plan                          109         65
   Net Cash from Financing Activities    (5,950)     11,143

Net Change in Cash and Cash Equivalents  (7,461)    (7,329)
 Cash and Cash Equivalents
  at Beginning of Year                    37,734     32,601
 Cash and Cash Equivalents
  at End of Period                       $30,273    $25,272

Cash Paid During the Year for:
 Interest                                $12,461    $12,178
 Income Taxes                              1,857      1,856
              See accompanying notes to consolidated financial statements.

                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (unaudited)


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

Note 2 -- Per Share Data

  The weighted average number of shares used in calculating earnings and dividends per share amounts were 5,089,835 and 5,082,199 for the third quarters of 1997 and 1996, respectively. The weighted average number of shares for the first three quarters of 1997 and 1996 was 5,088,212 and 5,080,474, respectively. The weighted average number of shares have been retroactively restated for the November 1, 1997 two-for-one stock split, stock dividends, and poolings of interests. Dividends paid per share amounts represent historical dividends declared without retroactive restatement for pooling.

Note 3 -- Securities

The amortized cost and estimated market values of Securities as of September 30, 1997 are as follows:
                                                   Estimated
                                      Amortized      Market
Securities Available-for-Sale:          Cost         Value
                                 (dollar references in thousands)
U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies           $51,233       $51,291
Obligations of State and
  Political Subdivisions               19,924        21,013
Corporate Securities                    5,801         5,809
Mortgage-backed Securities             15,437        15,426
                                       ------        ------

  Total                               $92,395       $93,539
                                      =======       =======

                                                   Estimated
                                      Amortized      Market
Securities Held-to-Maturity:            Cost         Value

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporation and Agencies             $1,504        $1,504
Obligations of State and
  Political Subdivisions               17,141        17,995
Corporate Securities                       31            16
Mortgage and Asset-backed Securities      825           832
Other Securities                        1,776         1,776
                                        -----         -----

  Total                               $21,277       $22,123
                                      =======       =======

The amortized cost and estimated market values of Securities as of December 31, 1996 are as follows:
                                                   Estimated
                                      Amortized      Market
Securities Available-for-Sale:          Cost         Value
                                 (dollar references in thousands)
U.S. Treasury Securities and
  Obligations of U.S. Government
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
                                      =======       =======

Note 4 -- Loans


  Loans, as presented on the balance sheet, are comprised of the following classifications:
                                     September 30,December 31,
                                          1997       1996
                                 (dollar references in thousands)

Real Estate Loans Secured by 1-4
  Family Residential Properties      $102,319      $93,713
Agricultural Loans                     54,472       57,073
Commercial and Industrial Loans       110,367      111,469
Loans to Individuals for Household,
  Family and Other Personal
  Expenditures                         59,404       50,200
Lease Financing                         1,200        1,279
                                        -----        -----

  Total Loans                        $327,762     $313,734
                                     ========     ========

Note 5 -- Allowance for Loan Losses

  A summary of the activity in the Allowance for Loan Losses is as follows:


                                         1997         1996
                                (dollar references in thousands)

Balance at January 1                   $6,528       $6,893
Provision for Loan Losses               (476)          183
Recoveries of Prior Loan Losses           674          205
Loan Losses Charged to the Allowance    (461)        (283)
                                        -----        -----

Balance at September 30                $6,265       $6,998
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

  The following is a reconciliation of the separate and combined net interest income and net income of German American Bancorp and Peoples Bancorp of Washington for the periods prior to the acquisition:

                     GERMAN AMERICAN       PEOPLES
                         BANCORP           BANCORP
               (as previously reported)  OF WASHINGTON      COMBINED
                         (dollar references in thousands)

For the period January 1, 1997 through
  February 28, 1997

     Net interest income   $2,558           $696           $3,254
     Net income               698            218              916

For the three months ended
  September 30, 1996

     Net interest income    3,618          1,018            4,636
     Net income               857            272            1,129

For the nine months ended
  September 30, 1996

     Net interest income   10,943          2,935           13,878
     Net income             3,005            734            3,739


Note 7 -- Proposed Acquisitions

  The Company signed two separate documents in October 1997 providing for the mergers of both CSB Bancorp (`CSB - Petersburg'') of Petersburg, Indiana and
FSB Financial Corporation (`FSB - Francisco'') of Francisco, Indiana. CSB Petersburg owns all the outstanding shares of Citizens State Bank of Petersburg, Indiana which operates two banking offices in Pike County, Indiana. FSB Francisco owns all of the outstanding shares of The Francisco State Bank which operates two banking offices in Gibson County, Indiana.

  Under the terms of the CSB - Petersburg agreement, the Company will issue to the shareholders of CSB - Petersburg no less than 928,572 shares of Company Common Stock (subject to antidilution adjustments in the event of stock dividends, splits and the like, other than the Company's 1997 100% and 5% stock dividends), depending upon the Company's average common stock price during a period prior to the date of the merger closing. Based on the reported bid / asked quotations for the Company's Common Stock during the period preceding September 30, 1997, the Company would have issued the minimum number of shares had the merger closed on September 30, 1997.

  The October 29, 1997 letter of intent for the merger of FSB - Francisco provides for the issuance of approximately $2,000,000 of Company Common Stock to FSB shareholders.

  Each of the proposed mergers is subject to approval of a definitive merger agreement by the Boards of Directors of all the parties, by shareholders, by bank regulatory agencies, and other conditions. The parties contemplate that both transactions will be effective in early 1998. It is expected that both transactions will be accounted for as pooling of interests.

  CSB - Petersburg had Total Assets of $76,961,000 and Total Shareholder Equity of $9,339,000 at September 30, 1997. Net Income was $632,000 for the nine months ended September 30, 1997. FSB - Francisco had Total Assets of $15,705,000, Shareholder Equity of $1,474,000 and a net loss of $23,000 for the same periods.








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

  This section presents an analysis of the consolidated financial condition of the Company as of September 30, 1997 and December 31, 1996 and the consolidated results of operations for the periods ended September 30, 1997 and 1996. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1996 Annual Report to Shareholders.

  Because of the Peoples National Bank acquisition on March 4, 1997 under the pooling-of-interests method of accounting, all financial statements have been retroactively restated for all periods. Also see Footnote 6 `Business Combinations.''


RESULTS OF OPERATIONS

Net Income:

  The Company's earnings for the third quarter of 1997 were $1,563,000 or $.31 per share, an increase of $434,000 (or 38.4%) from the Company's third quarter earnings for 1996 of $1,129,000 or $.22 per share. Net income for the first nine months of 1997 was $4,687,000 or $.92 per share, which was $948,000 or 25.4% greater than the $3,739,000 or $.74 per share recorded for the same period of 1996.

  The comparison of 1997 earnings for both the nine and three month periods relative to those of the same periods of 1996 was materially impacted by an increase in net interest income and Deposit Service Charges and Fees. Earnings for 1997 were also largely impacted by a negative provision for loan losses, which was due to the collection of significant dollar amounts of previously charged-off loans.
  Return on average assets (ROA) was 1.30% and return on average equity was 12.58% for the first nine months of 1997 versus 1.07% and 10.64%, respectively for the same periods of 1996.


Net Interest Income:

  The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis) for each of the periods presented herein. An effective tax rate of 34 percent is used on each period presented.

                          Three Months         Change from
                        Ended September 30,    Prior Period

                          1997     1996     Amount  Percent
                          (dollar references in thousands)

Interest Income         $9,806    $9,148     $658      7.2%
Interest Expense         4,427     4,236      191      4.5%
                         -----     -----      ---

  Net Interest Income   $5,379    $4,912     $467      9.5%
                        ======    ======     ====

                           Nine Months         Change from
                        Ended September 30,    Prior Period

                          1997     1996     Amount  Percent
                          (dollar references in thousands)

Interest Income        $28,824   $27,049   $1,775      6.6%
Interest Expense        13,002    12,385      617      5.0%
                        ------    ------      ---
  Net Interest Income  $15,822   $14,664   $1,158      7.9%
                       =======   =======   ======

   Net interest income is the difference between interest income (which includes yield-related fees) and interest expense. The increase in net interest income for the first nine months and the third quarter of 1997 compared to the same periods of 1996 was primarily due to an increase of loans in the mix of average earning assets. Loans generally provide a higher yield than that earned on investment securities and Federal Funds Sold.

  Net interest income on a tax-equivalent basis expressed as a percentage of average earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the first three quarters of 1997, the net interest margin was 4.69 percent compared to
4.51 percent for the comparable period of 1996; for the third quarter of 1997, net interest margin was 4.69% compared to 4.43% for 1996.


Provision For Loan Losses:

  The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

  The consolidated provision for loan losses was $(476,000) and $183,000 for the first nine months of 1997 and 1996, respectively and $67,000 and $80,000 for the third quarter of 1997 and 1996, respectively. The negative provision for 1997 was due to collections during the second quarter of previous years' charged-off loans, combined with management's determination during the second quarter that certain specific reserve allocations were no longer necessary due to the performance of the related loans. Based on Management's evaluation of the adequacy of the reserve, a negative provision was recorded to eliminate excess reserves created by loan recoveries and reduced specific reserve allocations.
  The amount of future periods' provision for loan loss will be subject to adjustment based on the findings of future evaluations of the adequacy of the loan loss reserve.

  Net recoveries were $213,000 or less than one percent of average loans for the first nine months of 1997. For the same period of 1996, net charge-offs were $78,000. Underperforming loans, as a percentage of total loans were 0.69% and 0.79% on September 30, 1997 and December 31, 1996, respectively. See discussion headed `Financial Condition'' for more information regarding underperforming assets.

Noninterest Income:

  Noninterest income, exclusive of gains realized on the sales of loans, for the first nine months of 1997 was $1,884,000. This was $333,000 or 21.5 percent greater than the $1,551,000 recorded for the same nine months of 1996. For the third quarter of 1997, noninterest income was $157,000 or 29.5 percent greater than the identical period of 1996.

  Service charges on deposit accounts for the first three quarters of 1997 rose $164,000 or 23.4 percent over 1996. The Company made revisions to its pricing structure during the latter part of 1996 based on a market review.

Noninterest Expense:

  Total noninterest expense for the first nine months of 1997 was $10,222,000 which translates to a $483,000 or five percent increase over the $9,739,000 posted for the same period in 1996. Total noninterest expense for the third quarter of 1997 was $3,375,000 which represents a $66,000 or 1.9 percent increase over the $3,441,000 posted for the same period in 1996.

  Salaries and Employee Benefits expense constituted 54% of total noninterest expense. For the first nine months of 1997 this amounted to $5,554,000. This was $211,000 or 3.9 percent more than the $5,343,000 recorded for the same period of the prior year. Salaries and employee benefits were $1,859,000 during the third quarter of 1997, an increase of $57,000 or 3.2% over the 1996 level of $1,802,000. The Company's active full-time equivalent (FTE) staff was 215 at September 30, 1997.

  Occupancy expense combined with Furniture and Equipment expense for the first nine months of 1997 equaled $1,495,000. This was only $5,000 greater than the $1,490,000 posted for the same period of the prior year. These expenses are expected, however, to moderately increase throughout the remainder of 1997 largely as a consequence of a planned upgrading of computer systems. The Company has recently embarked upon a strategy to implement state-of-the-art computer processing to provide the opportunities to, over the long-term, better control the level of employee related expenses and improve the quality of customer service provided throughout the affiliate bank system. The upgrade of computer equipment at Peoples concurrent with the merger represents the Company's first step in this process. Systems at all affiliate banks will be upgraded on a systematic basis throughout 1997 and 1998.

  Professional fees for the first nine months of 1997 were $713,000. This was $310,000 greater than the $403,000 recorded for the same period of 1996. Professional fees for the third quarter of 1997 were $154,000, a $20,000 decline from the $174,000 recorded for 1996. This year-to-date increase stems from the costs associated with the March 4,1997 merger of Peoples and a $200,000 special contingency reserve made in connection with an unasserted potential claim.


FINANCIAL CONDITION

  Total assets at September 30, 1997 stood at $488,928,000. This was a decline of $515,000 from the December 31, 1996 total asset position. The largest decline in assets was concentrated in the holdings of Federal Funds Sold while total loans increased $14,028,000.

  Deposits at September 30, 1997 stood at $426,367,000 which was a $3,461,000 or less than one percent rise from the total deposits held nine months earlier. Short-term and Long-term Borrowings at September 30, 1997 were $5,533,000. This represents a $7,994,000 decline from the December 31, 1996 position as the Company utilized Federal Funds Sold to reduce its level of borrowings.

  All of the Company's Banks are members of the Federal Home Loan Bank System (``HLB''). The banks' membership in the FHLB provides a ready alternative for both long and short-term borrowing needs.

Underperforming Assets:

  The following analyzes German American Bancorp's underperforming assets at September 30, 1997 and December 31, 1996.
                          September 30, 1997   December 31, 1996
                              (dollar references in thousands)

Nonaccrual Loans                   $595          $1,370
Loans which are contractually
  past due 90 days or more        1,679           1,102
Renegotiated Loans                  ---             ---
                                    ---             ---

  Total Underperforming Loans     2,274           2,472
                                  -----           -----

Other Real Estate                   148             203
                                    ---             ---

  Total Underperforming Assets   $2,422          $2,675
                                 ======          ======


Allowance for Loan Loss to
  Underperforming Loans           275.5%          264.08%
Underperforming Loans to
  Total Loans                      0.69%            0.79%



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

  At September 30, 1997, management is not under such a capital directive nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

  The table below presents the Company's consolidated capital ratios under regulatory guidelines.


RISK BASED CAPITAL STRUCTURE ($ in thousands)
                                   September 30,  December 31,
                                       1997           1996
Tier 1 Capital:
 Shareholders' Equity as presented
   on Balance Sheet                    $52,288      $48,793
 Add / (Subtract):  Unrealized
   Depreciation / (Appreciation) on
   Securities Available-for-Sale         (719)        (495)
 Less:  Intangible Assets and
   Ineligible Deferred Tax Assets      (1,736)      (1,924)
                                       -------      -------

    Total Tier 1 Capital                49,833       46,374
Tier 2 Capital:
 Qualifying Allowance for Loan Loss      4,196        4,028
                                         -----        -----

    Total Capital                      $54,029      $50,402
                                       =======      =======

Risk-adjusted Assets                  $333,578     $319,718




                                  To be Well
                                 Capitalized
                                 Under Prompt
                     Minimum for  Corrective
                      Capital      Action
                      Adequacy    Provisions  September 30, December 31,
                      Purposes     (FDICIA)       1997         1996

Leverage Ratio         4.00%        5.00%       10.35%        9.70%
Tier 1 Capital to
 Risk-adjusted Assets  4.00%        6.00%       14.94%       14.50%
Total Capital to
 Risk-adjusted Assets  8.00%       10.00%       16.20%       15.76%


LIQUIDITY

 The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first nine months of 1997, the net cash from operating activities, including net income of $4,687,000 provided $5,692,000 of available cash. The maturities of securities and short-term investments brought in $7,948,000 in cash above the dollar amount of purchases. Major cash outflows experienced during this nine month period of 1997 included dividends of $1,523,000, property and equipment purchases, primarily related to computer upgrading, of $1,418,000 and the net funding outlay of loans in the amount of $13,796,000. Decreases occurring in deposits and short-term as well as long-term borrowings reduced cash by an additional $4,534,000. Total cash outflows for the period exceeded inflows by $7,461,000 leaving a cash and cash equivalent balance of $30,273,000 at September 30, 1997.





PART II.  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.        Description


          2              Incorporated by reference to Form 8K.

         27              Financial Data Schedule for the period ended
                         September 30, 1997.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended September 30, 1997.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GERMAN AMERICAN BANCORP

Date  November 14, 1997       By/s/George W. Astrike
      -----------------       -------------------------
                              George W. Astrike
                              Chairman

Date  November 14, 1997       By/s/John M. Gutgsell
      -----------------       -------------------------
                              John M. Gutgsell
                              Controller and Principal
                              Accounting Officer