Form 10-K405
period 1997-12-31
GERMAN AMERICAN BANCORP
filed 1998-03-31
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  December 31, 1997
                           OR
| ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____________________to_____________________

                         Commission File Number 0-11244

                             GERMAN AMERICAN BANCORP
--------------------------------------------------------------------------------
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

          Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                   Name of each exchange on which registered
        NONE                                         Not Applicable
---------------------                   ------------------------------------
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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the last trade price reported by NASDAQ as of March 6, 1998 was approximately $132,556,000.

     As of March 6, 1998, there were outstanding 5,350,161 common shares, $10.00 par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to Shareholders of German American Bancorp for 1997, to the extent stated herein, are incorporated by reference into Parts I and II.
     (2) Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 23, 1998, to the extent stated herein, are incorporated by reference into Part III.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |

                                     PART I
Item 1. Business

     General

     German American Bancorp (referred to herein as the "Company", the "Corporation", or the "Registrant") is a multi-bank holding company organized in Indiana in 1982. The Company's principal subsidiaries are The German American Bank, Jasper, Indiana ("German American Bank"), First State Bank, Southwest Indiana, Tell City, Indiana ("First State Bank"), and German American Holdings Corporation ("GAHC"), an Indiana corporation that owns all of the outstanding capital stock of both Community Trust Bank, Otwell, Indiana ("Community Bank") and The Peoples National Bank and Trust Company of Washington, Washington, Indiana ("Peoples"). The Company, through its four bank subsidiaries, (sometimes referred to herein as the "Banks") operate 20 banking offices in six contiguous counties in southwestern Indiana and had total consolidated assets at year-end 1997 of approximately $499,000,000.

     German American Bank was organized under the law of Indiana in 1910. At December 31, 1997, German American Bank was the second largest of the six commercial banks with offices in Dubois County, Indiana, in terms of total assets and total deposits. German American Bank conducts its banking operations from its principal banking office in Jasper, Indiana, and from seven branch office locations throughout Dubois County.

     Peoples, organized under the National Bank Act in 1888, was acquired by the Company on March 4, 1997 pursuant to a merger of the parent corporation of Peoples into GAHC. Simultaneously with and as an integral part of this merger, The Union Bank of Loogootee, Indiana, a subsidiary of the Company, was merged with and into Peoples. Peoples, at December 31, 1997, ranked second in asset size among the five commercial banks and thrifts headquartered in Martin and Daviess Counties, Indiana. The Union Bank had been acquired by the Registrant on March 8, 1993.

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

     Each of the Company's subsidiary banks engages in a wide range of commercial and personal banking services, and German American Bank and Peoples provide a wide range of personal and corporate trust-related services. In addition, several of the Company's subsidiary banks provide investment services through a full-service brokerage operation.

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

     Additional information regarding the Company and its subsidiaries is included in the Company's Annual Report to Shareholders for 1997, selected portions of which are filed as Exhibit 13 to this Annual Report on Form 10-K (the "Shareholders' Report") and are incorporated herein by reference.

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

     Employees

     At January 31, 1998 the Company and its subsidiaries employed approximately 216 employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

     Under the BHC Act, the Company must receive the prior written approval of the FRB or its delegate before it may acquire ownership or control of more than 5 percent of the voting shares of another bank, and under Indiana law it may not acquire 25 percent or more of the voting shares of another bank without the prior approval of the Indiana Department of Financial Institutions ("DFI"). The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the
"Interstate Act") provides for nationwide interstate banking and branching. Since September 30, 1995, well-capitalized bank holding companies have been authorized, pursuant to the legislation, to acquire banks and bank holding companies in any state. The Interstate Act also permits banks to merge across state lines, thereby creating a main bank in one state with branches in other states. Interstate branching-by-merger provisions became effective on June 1, 1997, unless a state took legislative action prior to that date. Effective March 14, 1996, Indiana "opted-in" to the interstate branching provisions of the Interstate Act.

     The Company's subsidiary banks are under the supervision of and subject to examination by the Indiana Department of Financial Institutions, the Office of Comptroller of Currency and the Federal Deposit Insurance Corporation ("FDIC"). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

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

     Also, FDIC regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed "Well Capitalized." Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or "core", capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 1997, the Company had a total risk-based capital ratio of 16.51%, a Tier 1 risk-based capital ratio of 15.24% (based on Tier 1 capital of $50,874,000 and total risk-weighted assets of $333,796,000), and a leverage ratio of 10.48%. The Company meets all of the requirements of the "Well Capitalized" category and, accordingly, the Company does not expect these regulations to significantly impact operations.

     Statistical Disclosures

     The following statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), Selected Financial Data (Item 6), and the financial statements and notes (Item 8) included elsewhere herein through incorporation by reference to the indicated pages of the Shareholders' Report.



Securities (in thousands)

The following tables set forth the carrying amount of Securities at the dates indicated:


                                                                                 December 31,

                                                                   1997              1996             1995
                                                                   ----              ----             ----
Securities Held-to-Maturity:

U.S. Treasury and other
     U.S. Government Agencies
     and Corporations                                            $1,500            $2,519           $5,037
State and Political Subdivisions                                 20,154            18,253           14,472
Mortgage-backed Securities                                          695               999            1,435
Corporate Securities                                                111                47              ---
Other Securities                                                  1,763             1,395            1,119
                                                                  -----             -----            -----

     Subtotal of Securities
         Held-to-Maturity                                       $24,223           $23,213          $22,063
                                                                =======           =======          =======
Securities Available-for-Sale:

U.S. Treasury and other U.S.
     Government Agencies
     and Corporations                                           $57,815           $47,041          $31,719
State and Political Subdivisions                                 21,620            20,186           17,558
Mortgage-backed Securities                                       15,661            24,078           37,060
Corporate Securities                                              4,529             7,245            6,463
Other Securities                                                     14                 7               87
                                                                     --                 -               --

     Subtotal of Securities
         Available-for-Sale                                      99,639            98,557           92,887
                                                                 ------            ------          -------

         Total Securities                                      $123,862          $121,770         $114,950
                                                               ========          ========         ========

The following table sets forth the contractual maturities of securities at December 31, 1997 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the maturity of each security.) Contractual maturities may differ from actual due to rights to prepay or call. Other securities totaling $1,764 are comprised of restricted stock which do not have contractual maturities and are excluded from the table below.


                                                                   Maturing
                                                                   ---------
                                  Within               After One But              After Five But            After Ten
                                 One Year            Within Five Years           Within Ten Years             Years
                                ---------           ------------------          -----------------           ---------

                            Amount     Yield       Amount        Yield           Amount      Yield        Amount     Yield
                           -------    -------     --------      -------         --------    -------      --------    ------

U.S. Treasury and
    other Government
    Agencies and
    Corporations            $11,498    5.45%        $22,996       6.30%         $24,801      6.87%         ---        ---
State and Political
    Subdivisions              2,147    9.01%         10,250       9.16%           6,973      9.77%       $21,182     9.21%
Mortgage-backed
    Securities                   85    5.00%          2,586       6.76%           3,241      5.94%        10,451     6.27%
Corporate Securities            264    6.41%          1,585       7.55%           1,052      7.97%         1,738     7.02%
                                ---                   -----                       -----                    -----

       Totals               $13,994    6.01%        $37,417       7.17%         $36,067      7.38%       $33,371     8.18%
                            =======                 =======                     =======                  =======



A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                                                   (dollar references in thousands)
                                                  1997 compared to 1996                       1996 compared to 1995
                                                  ---------------------                       ---------------------
                                             Increase / (Decrease) Due to (1)             Increase / (Decrease) Due to (1)
                                             --------------------------------            ---------------------------------

                                            Volume        Rate           Net             Volume        Rate          Net
                                            ------        ----           ---             ------        ----          ---
 Interest Income:
   Federal Funds Sold                        $(92)         $31          $(61)            (103)         (69)        (172)
   Short-term Investments                    (114)           5          (109)            (504)         (63)        (567)
   Taxable Securities                         151          381           532              241          147          388
   Nontaxable Securities (2)                  374           (8)          366              547         (173)         374
   Loans and Leases (3)                     1,481          (11)        1,470            1,931         (274)       1,657
                                           ------         -----        ------          ------         -----       ------

Total Interest Income                       1,800          398         2,198            2,112         (432)       1,680
                                            -----         -----       ------           ------         -----      ------

Interest Paid:
   Savings                                      7           94           101              163         (149)          14
   Time Deposits                            1,003          (62)          941              537          477        1,014
   Federal Funds Purchased
       and Securities Sold
       Under Agreements to
       Repurchase                             (51)         (22)          (73)            (113)         (78)        (191)
   Demand Notes Issued to
       the U.S. Treasury                      (58)          18           (40)             (61)         (15)         (76)
   Notes Payable                             (121)          30           (91)             (16)         (11)         (27)
                                           -------         ----          ----             ----         ---         -----

Total Interest Expense                        780           58           838              510          224          734
                                           ------          ----          ---              ---          ---         ----

Net Interest Earnings                      $1,020         $340        $1,360            1,602         (656)         946
                                          =======         ====        ======            =====         =====       =====



(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Change in interest income include the effect of tax equivalent adjustments using a tax rate of 34 percent for all years presented.

(3) Interest income on loans includes loan fees of $458, $516, and $339 for 1997, 1996, and 1995, respectively.

    The following is a schedule of loans by major category for each reported period:


                                                                                December 31,
                                                                      (dollar references in thousands)
                                                    1997            1996             1995             1994           1993
                                                    ----            ----             ----             ----           ----
 Real Estate Loans Secured
   by 1-4 Family Residential
   Properties                                     $107,943        $93,713          $85,543          $82,810       $69,088
Loans to Finance Agricultural
   Production, Poultry and Other
   Loans to Farmers                                 53,110         57,073           61,251           67,162        75,556
Commercial and Industrial
   Loans                                           106,843        110,894           98,563           90,346        69,910
Loans to Individuals for
   Household, Family and Other
   Personal Expenditures                            61,297         50,200           41,944           35,124        32,154
Economic Development
   Commission Bonds                                    500            575              608              625           762
 Lease Financings                                    1,045          1,279            2,167            2,603         3,216
                                                     -----          -----            -----            -----         -----

   Total Loans                                    $330,738       $313,734         $290,076        $278,670       $250,686
                                                  ========       ========         ========        ========       ========


    The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated.



                                                                                     Maturing
                                                                        (dollar references in thousands)
                                                                        --------------------------------
                                                       Within               After One             After
                                                        One                But Within              Five
                                                        Year               Five Years             Years            Total
Commercial, Agricultural
     and Poultry                                      $46,170               $30,674              $83,609         $160,453




                                                            Interest Sensitivity

                                                     Fixed                    Variable
                                                     Rate                       Rate
                                                     ----                       ----
Loans maturing after
    one year                                        $29,506                   $84,777



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

    The following table presents information concerning the aggregate amount of underperforming assets. Underperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans contractually past due 90 days or more as to interest or principal payments (but not included in the loans in (a) above) ("past due loans"); and (c) loans not included above which are "troubled debt restructuring" as defined in Statement of Financial Standards No. 15 "FASB 15", "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("restructured loans").

                                                                                December 31,
                                                                      (dollar references in thousands)

                                                      1997             1996            1995             1994          1993
                                                      ----             ----            ----             ----          ----

Nonaccrual Loans                                        $562          $1,370           $1,093          $1,305        $1,400
Past Due Loans                                         2,710           1,102            2,689             639           461
Restructured Loans                                       ---             ---              122              26           ---
                                                         ---             ---              ---              --           ---
    Total Underperforming
    Loans                                              3,272           2,472            3,904           1,970         1,861
Other Real Estate                                        146             203              286             497           698
                                                         ---             ---              ---             ---           ---
    Total Underperforming
    Assets                                            $3,418          $2,675           $4,190          $2,467        $2,559
                                                      ======          ======           ======          ======        ======



     Loans are placed on nonaccrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection. The gross interest income that would have been recognized in 1997 on underperforming loans if the loans had been current in accordance with their original terms is $284. Interest income recognized on underperforming loans for 1997 was $231.

    Statements of Financial Accounting Standards No. 114 and No. 118 were adopted January 1, 1995. These standards require recognition of loan impairment if a loan's full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. No increase to the allowance for loan losses was required at January 1, 1995 as a result of the adoption of these new standards. The total dollar amount of impaired loans at December 31, 1997 was $2,272,000. For additional detail on impaired loans, see Note 3 of the consolidated financial statements included in the Shareholders' Report (Exhibit 13.4).

    At December 31, 1997, the Company had a total of $9,790,000 of loans on its commercial loan watch list. All loans on the watch list that are on non-accrual or are past due 90 days or more are included in the table above. Loans may be placed on the watch list as a result of delinquent status, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance.

    It is management's belief that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that are not included in the table and discussion above, do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity or capital resources. At December 31, 1997 there were no material credits not already disclosed as underperforming, impaired and as watch list about which management is aware of possible credit problems of borrowers which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. This paragraph includes forward-looking statements that are based on management's assumptions concerning future economic and business conditions as they affect the local economy in general and the Company's borrowers in particular, which economic and business assumptions are inherently uncertain and subject to risk and may prove to be invalid. Readers are also cautioned that management relies upon the truthfulness of statements made by the borrowers, and that misrepresentation by borrowers is an inherent risk of the activity of lending money that could cause these forward-looking statements to be inaccurate.

Summary of Loan Loss Experience
    (in thousands)

    The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance which have been charged to expense.


                                                                                        Year Ended December 31,

                                                          1997           1996           1995            1994          1993
                                                          ----           ----           ----            ----          ----
Balance of allowance for possible
   losses at beginning of period                         $6,528         $6,893          $6,602         $5,745       $4,496
Addition of Affiliate Banks                                 ---            ---             ---            195          164
Loans charged-off:
   Real Estate Loans Secured by 1-4 Family
       Residential Properties                                41             11             221            101          ---
Loans to Finance Agricultural Production, Poultry
   and Other Loans to Farmers                               ---            286             ---            ---           12
Commercial and Industrial Loans                             316            372              52             99          378
Loans to Individuals for Household, Family
   and Other Personal Expenditures                          242            205             122             65           69
Economic Development Bonds                                  ---            ---             ---            ---          ---
Term Federal Funds Sold                                     ---            ---             ---            ---          ---
                                                            ---            ---             ---            ---          ---

   Total Loans charged-off                                  599            874             395            265          459
                                                            ---            ---             ---            ---          ---

Recoveries of previously charged-off Loans:
   Real Estate Loans Secured by 1-4 Family
       Residential Properties                               ---             14               6              6           14
Loans to Finance Agricultural Production, Poultry
   and Other Loans to Farmers                                25            125             538            ---          514
Commercial and Industrial Loans                             648            118              61            187          162
Loans to Individuals for Household, Family
   and Other Personal Expenditures                           61             42              32             47           57
Economic Development Commission Bonds                       ---            ---             ---            ---           --
Term Federal Funds Sold                                     ---            ---             ---            ---          ---
                                                            ---            ---             ---            ---          ---

   Total Recoveries                                         734            299             637            240          747
                                                            ---            ---             ---            ---          ---

Net Loans recovered  / (charged-off)                        135          (575)             242           (25)          288
                                                            ---          -----             ---           ----          ---

Additions to allowance charged to expense                 (408)            210              49            687          797
                                                          -----            ---              --            ---          ---

Balance at end of period                                 $6,255         $6,528          $6,893         $6,602       $5,745
                                                         ======         ======          ======         ======       ======

Ratio of net recoveries / (charge-offs) during
   the period to average loans outstanding                 .04%         (.19)%            .08%         (.01)%         .12%
                                                          ====          ======            ====         ======         ====


The following table indicates the breakdown of the allowance for loan losses for the periods indicated:



                                                                   (dollar references in thousands)
                                            December 31,                    December 31,                 December 31,
                                                 1997                            1996                         1995
                                                 ----                            ----                         ----
                                        Allowance     Ratio of           Allowance    Ratio of         Allowance   Ratio of
                                                      Loans to                        Loans to                     Loans to
                                                        Total                           Total                        Total
                                                        Loans                           Loans                        Loans
                                        ---------     --------           ---------    --------         ---------   --------
Residential Real Estate                     $270        32.64%               $311       29.87%           $202       29.49%
Agricultural Loans                           858        16.06%              1,250       18.19%          2,616       21.12%
Commercial and
   Industrial Loans                        2,394        32.62%              2,369       35.76%          2,067       34.72%
Loans to Individuals                         176        18.53%                303       16.00%            263       14.46%
Economic Development
   Commission Bonds                          ---         0.15%                ---        0.18%            ---        0.21%
Term Federal Funds
   Sold                                      ---           ---                ---          ---            ---        ---
Unallocated                                2,557           N/A              2,295          N/A          1,745        N/A
                                           -----                            -----                       -----

Totals                                    $6,255       100.00%             $6,528      100.00%         $6,893      100.00%
                                          ======                           ======                      ======



                        (dollar references in thousands)
                            December 31, December 31,

                                                 1994                            1993
                                                 ----                            ----

                                        Allowance     Ratio of           Allowance    Ratio of
                                                      Loans to                        Loans to
                                                        Total                           Total
                                                        Loans                           Loans
                                         --------     --------           ----------    -------
Residential Real Estate                     $186        29.72%               $118       27.56%
Agricultural Loans                         2,172        24.10%              1,083       25.52%
Commercial and
    Industrial Loans                       1,283        33.36%              1,113       33.79%
Loans to Individuals                         218        12.60%                230       12.83%
Economic Development
    Commission Bonds                         ---         0.22%                ---         .30%
Term Federal Funds
    Sold                                     ---          ---                 ---         ---
Unallocated                                2,743           N/A              3,201         N/A
                                           -----                            -----

Totals                                    $6,602       100.00%             $5,745      100.00%
                                          ======                           ======


The average amount of deposits is summarized for the periods indicated in the following table:


                                                                                             (dollar references in thousands)
                                                                             December 31,

                                                   1997                          1996                         1995
                                                   ----                          ----                         ----

                                              Average                     Average                      Average
                                              Balance     Rate            Balance       Rate           Balance      Rate
                                              -------     ----            -------       ----           -------      ----
Demand Deposits
    Non-interest Bearing                     $47,335      ---              $45,242       ---            $40,200      ---
    Interest Bearing                          52,000      2.04%             52,165       2.16%           53,907      2.27%
Savings Deposits                              74,861      3.23%             74,428       3.02%           66,696      3.20%
Time Deposits                                251,044      5.48%            232,729       5.50%          222,779      5.29%
                                             -------                       -------                      -------

    Totals                                  $425,240      4.05%           $404,564       4.37%         $383,582       4.24%
                                            ========                      ========                     ========



   Maturities of time certificates of deposit of $100,000 or more are summarized as follows:

                                                   December 31,
                                                       1997
                                                  (in thousands)
3 months or less                                       $9,642
Over 3 through 6 months                                 8,950
Over 6 through 12 months                                2,941
Over 12 months                                          4,128
                                                        -----
   Total                                               $25,661
                                                       =======


Return on Equity and Assets

The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, are as follows:


                             Year Ended December 31,

                                                            1997            1996         1995
                                                            ----            ----         ----
Percentage of Net Income to:
    Average Shareholders' Equity                            12.13%          10.43%       11.32%
    Average Total Assets                                     1.26%           1.05%        1.09%
Percentage of Dividends
    Declared per Common Share
    to Net Income per
      Common Share (1)                                      37.39%          42.39%       39.56%
Percentage of Average
    Shareholders' Equity to
    Average Total Assets                                    10.39%          10.07%        9.63%


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

       To comply with the terms of a "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 that protects the making of such forward-looking statements from liability under certain circumstances, the Company notes that a variety of factors could cause the actual results or
experience  to  differ   materially  from  the  anticipated   results  or  other
expectations described or implied by such forward-looking statements. These risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the risk of adverse changes in business and economic conditions generally and in the specific markets in which the Banks operate which might adversely affect credit quality and deposit and loan activity; (b) the risk of rapid increases or decreases in interest rates, which could adversely affect the Company's net interest margin if changes in its cost of funds do not correspond to the changes in income yields; (c) possible changes in the legislative and regulatory environment that might negatively impact the Company and the Banks through increased operating expenses or restrictions on authorized activities;
(d) the possibility of increased competition from other financial and non-financial institutions; (e) the risk that borrowers may misrepresent information to management of the Banks, leading to loan losses, which is an inherent risk of the activity of lending money; and (f) the risk that banks that the Company may acquire in the future may be subject to undisclosed asset quality problems, contingent liabilities or other unanticipated problems; and
(g) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Corporation and the Banks do not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Item 2. Properties.

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


Item 4. Submission of Matters to a Vote of Security Holders.

     There was no matter submitted during the fourth quarter of 1996 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item.   Executive Officers of the Registrant.



          NAME                 AGE                  TITLE AND FIVE YEAR HISTORY
          ----                -----                 ----------------------------

George W. Astrike             (62)              Chairman and CEO of the Company since 1995; Chairman and President
                                                /CEO prior  thereto.  Chairman  of German  American  Bank since 1995;
                                                Chairman and President prior thereto.  Director of each of the other Banks since acquisition by the Company.

Mark A. Schroeder             (44)              President / Chief Operating Officer of the Company since 1995; Vice President /
                                                Chief Financial Officer prior thereto. Director of each of the other Banks since acquisition by the Company.


Richard E. Trent              (39)              Vice President / Chief Financial Officer of the Company since
                                                December,  1997; Vice President, Budgets & Financial  Analysis of
                                                CNB Bancshares from January, 1997;  Manager  of  Finance  and Planning, Wells Fargo
                                                Bank from August,  1996; Various financial officer  capacities  within
                                                American General  Finance,  Inc. and Subsidiaries prior thereto.


Urban Giesler                 (60)              Treasurer and Secretary of the Corporation; Senior Vice President -
                                                Personal Banking of German American Bank since January, 1993;
                                                Senior  Vice  President - Retail Lending of German American Bank prior thereto.

John M. Gutgsell              (42)              Vice President and Controller of the Company since 1995; Vice
                                                President and Controller of German American Bank prior thereto.

Stan J. Ruhe                  (46)              Executive Vice President - Credit Administration of the Company since
                                                1995.  Executive Vice President of German American Bank since 1995;
                                                Senior Vice President - Credit Administration prior thereto.

James E.  Essany              (43)              Senior  Vice  President - Marketing  of the Company  since
                                                1995;  Senior Vice President - Operations /  Administration  of German  American
                                                Bank prior thereto.


     There are no family relationships between any of the officers of the Corporation. All officers are elected for a term of one year.

                                     PART II

       The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1997 ("Shareholders' Report").

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     See "Market and Dividend Information" on page 38 of the Shareholders' Report which is filed as Exhibit 13.1 to this report and is incorporated herein by reference.

Item 6.  Selected Financial Data.

       See "Five Year Summary of Consolidated Financial Statements and Related Statistics" on page 1 of the Shareholders' Report which is filed as Exhibit 13.2 to this report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 15 of the Shareholders' Report which is filed as Exhibit 13.3 to this report and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

       The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks which impact the Company's operations are interest rate risk and liquidity risk. Management's approach to monitoring and mitigating these risks are explained in detail in the Risk Management section of Management's Discussion and Analysis in the Company's Annual Report. The following table sets forth the expected maturities of interest sensitive assets and liabilities as of December 31, 1997. However, from a risk management perspective, the Company believes that a repricing schedule of interest sensitive assets and liabilities may be more relevant in analyzing the value of such instruments.

       The information presented is subject to various limitations. Certain assets and liabilities in the same expected maturity period may react at different times and/or in differing degrees from the amounts shown during a given change in market interest rates. Certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates on a short-term basis, and over the life of the loans. In addition, repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, assets and liabilities in a given maturity period may in fact mature in different periods and in differing amounts than indicated in the accompanying table.

       The information presented also includes various assumptions. With regard to investment securities, it is assumed that callable securities mature at the first call date. The schedule of maturities of non-callable asset-backed and mortgage-backed securities is based on composite national prepayment estimates. The investment portfolio also includes restricted stock, which does not have a contractual maturity. Loan maturities are based on scheduled contractual payments, with no estimation for prepayments. Given the Company's demonstrated ability to attract and retain core deposits, no decay rates are assumed in the deposit portfolio. The Company's money market securities and short-term borrowings at December 31, 1997 consisted principally of overnight investments and repurchase agreements.

SCHEDULE OF ESTIMATED CONTRACTUAL MATURITIES as of December 31, 1997

                                                                                                                            Fair
                                       Less than       1-2        2-3        3-4        4-5       More than                 Market
                                        1 Year        Years      Years      Years      Years      5 Years       Total       Value
                                        --------     -------     -----      -----      -----      ---------     -----       ------
EARNING ASSETS
   Federal Funds Sold and
     Other Short-term Investments    $  12,000     $  ---     $   ---    $   ---      $  ---     $     ---    $  12,000   $  12,000
   Investment Securities:
     Adjustable Rate                     3,301        872         760        343         323         1,488        7,087       7,080
     Fixed Rate                          56,042    15,830       5,913      4,786       2,070        32,134      116,775     117,813
   Loans (net of unearned):
     Adjustable Rate                    51,427     14,975      14,657     13,067      12,213       100,588      206,927     209,929
     Fixed Rate                         45,235     19,296      15,552      9,528       5,788        28,143      123,542     123,542
                                        ------     ------      ------     ------      ------       -------      -------    --------
   TOTAL EARNING ASSETS               $168,005   $ 50,973    $ 36,882   $ 27,724    $ 20,394     $ 162,353    $ 466,331   $ 470,364
                                      ========   ========    ========   ========    ========     =========    =========    ========

INTEREST-BEARNING LIABILITIES
   Deposits:
     Adjustable Rate                 $  56,528    $   734    $   ---    $   ---     $   ---     $     ---     $  57,262   $  57,262
     Fixed Rate                        166,785     56,606     15,205      5,861       5,447        72,548       322,452     324,508
   Short-term Borrowings                 4,933        ---        ---        ---         ---           ---         4,933       4,933
                                         -----     ------     ------      ------      -----        ------      --------     -------

   TOTAL INTEREST BEARING
     LIABILITIES                      $228,246   $ 57,340     $ 15,205   $ 5,861     $ 5,447    $  72,548    $  384,647   $ 386,703
                                      ========   ========     ========   =======     =======    =========     =========   =========


YEILDS AND RATES BY ESTIMATED CONTRACTUAL MATURITIES as of December 31, 1997


                                       Less than         1-2           2-3         3-4            4-5         More than
                                        1 Year          Years         Years       Years          Years         5 Years      Total
                                        -------         -----         -----       -----          -----        --------      ------
EARNING ASSETS
   Federal Funds Sold and
     Other Short-term Investments        5.84%          ---           ---         ---             ---             ---       5.84%
   Investment Securities:
     Adjustable Rate                     4.71          6.15%          5.29%       5.62%          5.59%          5.96%       5.35
     Fixed Rate                          6.58          6.59           7.31        7.74           8.97           8.49        7.23
   Loans (net of unearned):
     Adjustable Rate                     9.08          8.97           8.95        8.91           8.89           8.56        8.79
     Fixed Rate                          9.07          9.16           9.07        8.96           8.87           8.85        9.02
                                         ----          ----           -----       -----          ----          -----        -----
   TOTAL EARNING ASSETS                  7.93%         8.25%          8.66%       8.68%          8.84%          8.57%       8.33%
                                         =====        ======          =====       =====          =====          =====       =====

INTEREST-BEARNING LIABILITIES
   Deposits:
     Adjustable Rate                     4.11%         5.25%          ---          ---            ---             ---        4.13%
     Fixed Rate                          5.45          5.74           6.04%       5.58%          5.84%          2.11%        4.79
   Short-term Borrowings                 4.05           ---            ---         ---            ---             ---        4.05
                                         -----         -----          -----       -----          ----           -----        ----

   TOTAL INTEREST BEARING
       LIABILITIES                       5.09%         5.67%          6.04%       5.58%          5.84%          2.11%        4.67%
                                         =====        ======          =====       =====          =====         ======        ====


       See also "Interest Rate Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 15 of the Shareholders' Report filed as Exhibit 13.3 to this report and is incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

       The financial statements of the Company and related notes on pages 16 through 36 of the Shareholders' Report and the Auditors' Report thereon on page 37 of the Shareholders' Report which are filed as Exhibit 13.4 to this report, are incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

       Information relating to Directors of the Corporation will be included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997 which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Report (the "1997 Proxy Statement"), which section is incorporated herein by reference in partial answer to this Item.

       Information relating to Executive Officers of the Corporation is included under the caption "Executive Officers of the Registrant" under Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

       Information relating to compensation of the Corporation's Executive Officers and Directors will be included under the captions "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 1998 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions "Election of Directors" and "Principal Owners of Common Shares" of the 1998 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

       Information responsive to this Item 13 will be included under the captions "Executive Compensation - Certain Business Relationships and Transactions" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" of the 1998 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   a) The following 1997, 1996, and 1995 consolidated financial statements of the Corporation, and the Auditors' Report thereon, included on pages 16 through 37 of the Shareholders' Reports, are incorporated into Item 8 of this report by reference.


                                                              Location in
1. Financial Statements                                  Shareholders' Report

        German American Bancorp and Subsidiaries

        Consolidated Balance Sheets at December 31,
        1997 and December 31, 1996                               Page 16

        Consolidated Statements of Income, years
        ended December 31, 1997, 1996, and 1995                  Page 17

        Consolidated Statements of Cash Flows, years
        ended December 31, 1997, 1996, and 1995                  Page 18

        Consolidated Statements of Changes in
        Shareholders' Equity, years ended
        December 31, 1997, 1996, and 1995                        Page 19

        Notes to the Consolidated Financial
        Statements                                           Pages 20 - 36

        Independent Auditors' Report                             Page 37


 2. Other financial statements and schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or related notes.

b) Reports on Form 8-K

        The following Report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1997:


           Date                     Items                      Description
           ----                    -------                    -------------
        11/12/97                    5 & 7                     Reported agreements to acquire CSB
                                                              Bancorp and FSB Financial Corporation.

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

                                            GERMAN AMERICAN BANCORP
                                            (Registrant)

Date:        March 30, 1998                  By/s/George W. Astrike
                                             George W. Astrike,
                                             Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:        March 30, 1998                  By/s/George W. Astrike
                                             George W. Astrike, Chairman of the
                                             Board and Director
                                             (Chief Executive Officer)

Date:        March 30, 1998                  By/s/Mark A. Schroeder
                                             Mark A. Schroeder, President and
                                             Director (Chief Operating Officer)

Date:        March 30, 1998                  By/s/David G. Buehler
                                             David G. Buehler, Director

Date:        March __, 1998                  _______________________________
                                             Michael B. Lett, Director

Date:        March __, 1998                  _______________________________
                                             Gene C. Mehne, Director

Date:        March 30, 1998                  By/s/Robert L. Ruckriegel
                                             Robert L. Ruckriegel, Director

Date:        March 30, 1998                  By/s/William R. Hoffman
                                             William R. Hoffman, Director

Date:        March 30, 1998                  By/s/Joseph F. Steurer
                                             Joseph F. Steurer, Director

Date:        March 30, 1998                  By/s/A.W. Place Jr.
                                             A. W. Place Jr., Director

Date:        March 30, 1998                  By/s/Larry J. Seger
                                             Larry J. Seger, Director

Date:        March __, 1998                  _______________________________
                                             C.L. Thompson, Director

Date:        March __, 1998                  _______________________________
                                             David B. Graham, Director

Date:        March 30, 1998                  By/s/John M. Gutgsell
                                             John M. Gutgsell, Controller
                                             (Principal Accounting Officer)

Executive
Compensation
Plans and      Exhibit
Arrangements*   Number              Exhibit List

                2.1 Agreement  of  Merger  dated  December  8,  1997,  among the
                    Registrant, CSB Bancorp and the Citizens State Bank of Petersburg, as amended, is incorporated by reference from Appendix A to the CSB Bancorp and FSB Financial Corporation S-4.

                2.2 Agreement  of  Merger  dated  January  30,  1998,  among the
                    Registrant, FSB Corporation and the FSB Bank of Francisco, as amended, is incorporated by reference from Appendix A to the CSB Bancorp and FSB Financial Corporation S-4.

                3.1 Restated  Articles of  Incorporation  of the  Registrant  as
                    amended  April 24, 1995 are  Incorporated  by  reference  to
                    Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                3.2 Restated  Bylaws of the  Registrant  as  amended  August 14,
                    1990, are incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 1995.

               10.1 Agreement  and Plan of  Reorganization  by and among Peoples
                    Bancorp of Washington, the Registrant, and certain affiliates, dated September 27, 1996, is incorporated by reference to Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

               10.2 Sublease entered by and between Buehler Foods,  Inc. and The
                    German American Bank dated January 2, 1987 (Huntingburg Banking Center Branch) is incorporated by reference from
                    Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 filed February 28, 1994 (No. 33-75762.)

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

   X        10.5    The  Company's  1992 Stock  Option Plan is  incorporated  by reference from Exhibit 10.1 to the Registrant's Registration
                    Statement on Form S-4 filed January 21, 1993 (No.  33-55170)
                    (the "Unibancorp S-4").

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

   X        10.8    Director Deferred Compensation  Agreement between The German
                    American Bank and certain of its Directors, is incorporated herein by reference from Exhibit 10.4 to the Unibancorp S-4
                    (The Agreement entered into by George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Unibancorp S-4, is substantially identical to the Agreements entered into by the other Directors.) The schedule following Exhibit 10.4 to the Unibancorp S-4 lists the Agreements with the other
                    Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as Exhibit 10.4 to the Unibancorp S-4.

   X        10.9    Sublease  entered by and between  Buehler  Foods,  Inc.  and
                    First State Bank,  dated July 25, 1996 (Tell City Branch) is
                    incorporated   by   reference   to   Exhibit   10.9  of  the
                    Registrant's Report on Form 10-K for the year ended December
                    31, 1996.

            13.1    Market   and   Dividend   Information   (page   38)  of  the
                    Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

            13.2 Five Year Summary of Consolidated Financial Statements and Related Statistics (page 1) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

            13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 2 through 15) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

            13.4 Consolidated financial statements and related notes (pages 16 through 36), Auditor's Report (page 37) of the
                    Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

              21    Subsidiaries of the Registrant.

            23.1    Consent of Crowe, Chizek and Company LLP

            23.2    Consent of Crowe, Chizek and Company LLP

              27    Financial Data Schedule.


*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an "X" in this column.