Form 10-Q
period 1998-03-31
GERMAN AMERICAN BANCORP
filed 1998-05-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
I  X  I   Quarterly Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Quarterly  Period Ended March 31, 1998

Or

I     I   Transition Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Transition Period from __________  to __________

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

YES    X            NO
  ----------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at May 10, 1998
Common Stock, No par value                            5,350,161













                            GERMAN AMERICAN BANCORP

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets -- March 31, 1998 and
     December 31, 1997

     Consolidated Statements of Income  -- Three Months Ended
     March 31, 1998 and 1997

     Consolidated Statements of Cash Flows  -- Three Months Ended
     March 31, 1998 and 1997

     Notes to Consolidated Financial Statements  --
     March 31, 1998


Item 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk


PART II.            OTHER INFORMATION

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

    a)    Exhibits

     27   Financial Data Schedule

    b)    Reports on Form 8-K




SIGNATURES













PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
            (unaudited, dollars in thousands except per share data)

                                                   March 31,  December 31,
                                                     1998         1997
ASSETS
Cash and Due from Banks                           $13,023       $14,250
Federal Funds Sold                                  9,800        11,800

  Cash and Cash Equivalents                        22,823        26,050

Interest-bearing Balances with Banks                  261           200
Securities Available-for-Sale, at market           93,320        99,639
Securities Held-to-Maturity, at cost               23,347        24,223

Total Loans                                       337,724       330,738
Less:    Unearned Income                            (244)         (269)
     Allowance for Loan Losses                    (6,291)       (6,255)
Loans, Net                                        331,189       324,214

Premises, Furniture and Equipment, Net             12,260        12,406
Other Real Estate                                     168           146
Intangible Assets                                   1,525         1,572
Accrued Interest Receivable
  and Other Assets                                 10,341        10,381

     TOTAL ASSETS                                $495,234      $498,831

LIABILITIES
Noninterest-bearing Deposits                      $46,332       $54,234
Interest-bearing Deposits                         383,730       379,714
  Total Deposits                                  430,062       433,948

Short-term Borrowings                               4,219         4,933
FHLB Borrowings                                     1,000           ---
Accrued Interest Payable and
  Other Liabilities                                 5,821         6,618

     TOTAL LIABILITIES                            441,102       445,499

SHAREHOLDERS' EQUITY

Common Stock,  $10 par value, $1 stated value;
  20,000,000 shares authorized, and 5,350,161
  issued and outstanding in 1998 and 1997           5,350         5,350
Preferred Stock, $10 par value; 500,000
  shares authorized, no shares issued                 ---           ---
Additional Paid-in Capital                         35,018        35,018
Retained Earnings                                  13,134        12,208
Unrealized Appreciation on Securities
  Available-for-Sale, net of tax                      630           756

     TOTAL SHAREHOLDERS' EQUITY                    54,132        53,332

     TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $495,234      $498,831



          See accompanying notes to consolidated financial statements.

                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            (unaudited, dollars in thousands except per share data)

                                                   Three Months Ended
                                                       March 31,
                                                    1998          1997

INTEREST INCOME
Interest and Fees on Loans                         $7,557        $7,036
Interest on Federal Funds Sold                        163           101
Interest on Short-term Investments                      4            27

Interest and Dividends on Securities                1,783         1,925
   TOTAL INTEREST INCOME                            9,507         9,089

INTEREST EXPENSE
Interest on Deposits                                4,319         4,162
Interest on Borrowings                                 50            99
  TOTAL INTEREST EXPENSE                            4,369         4,261

NET INTEREST INCOME                                 5,138         4,828
Provision for Loan Losses                              24           139
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         5,114         4,689

NONINTEREST INCOME
Income from Fiduciary Activities                       80            66
Service Charges on Deposit Accounts                   268           280
Investment Services Income                            134           106
Other Noninterest Income                              149            95
  TOTAL NONINTEREST INCOME                            631           547

NONINTEREST EXPENSE
Salaries and Employee Benefits                      1,971         1,826
Occupancy Expense                                     274           279
Furniture and Equipment Expense                       260           226
Computer Processing Fees                              131           125
Professional Fees                                     144           212
Other Operating Expenses                              721           651
  TOTAL NONINTEREST EXPENSE                         3,501         3,319

Income before Income Taxes                          2,244         1,917
Income Tax Expense                                    730           643
Net Income                                         $1,514        $1,274

Earnings Per Share And Diluted
  Earnings Per Share                                $0.28         $0.24

Dividends Paid Per Share                            $0.11         $0.10

Comprehensive Income (See Note 1)                  $1,388       $   797




          See accompanying notes to consolidated financial statements.

                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (unaudited, dollar references in thousands)

                                                     Three Months Ended
                                                         March 31,
                                                      1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                           $1,514      $1,274
Adjustments to Reconcile Net Income to
  Net Cash from Operating Activities:
   Amortization and Accretion of Investments            (7)        (36)
   Depreciation and Amortization                        299         282
   Provision for Loan Losses                             24         139
   Change in Assets and Liabilities:
     Unearned Income                                   (25)        (53)
     Deferred Loan Fees                                   4        (26)
     Other Assets                                       141          94

     Deferred Taxes                                   (101)          21
     Other Liabilities                                (797)       (168)
        Total Adjustments                             (462)         253

     Net Cash from Operating Activities               1,052       1,527

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in Interest-bearing Balances with Banks       (61)       (191)
  Proceeds from Maturities of
     Securities Available-for-Sale                   28,333       7,336
  Purchase of Securities Available-for-Sale        (22,147)    (12,971)
  Proceeds from Maturities of
     Securities Held-to-Maturity                      1,215         318
  Purchase of Securities Held-to-Maturity             (325)       (500)
  Proceeds from Sales of Loans                          255         ---
  Loans Made to Customers net of Payments Received  (7,278)     (4,822)
  Property and Equipment Expenditures                 (106)       (337)
  Proceeds from Sales of Other Real Estate               23         ---
     Net Cash from Investing Activities                (91)    (11,167)

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in Deposits                                (3,886)     (3,471)
  Net Change in Short-term Borrowings                 (714)     (5,418)
  Advances of Long-term Debt                          1,000         ---
  Repayments of Long-term Debt                          ---     (1,000)
  Dividends Paid                                      (588)       (404)
  Purchase of interests in Fractional Shares            ---         (5)
  Exercise of Stock Options                             ---           2
     Net Cash from Financing Activities             (4,188)    (10,296)

Net Change in Cash and Cash Equivalents             (3,227)    (19,936)
  Cash and Cash Equivalents at Beginning of Year     26,050      37,734

  Cash and Cash Equivalents at End of Period       $22,823     $17,798

Cash Paid During the Year for:
  Interest                                           $4,337      $3,975
  Income Taxes                                          188         171








          See accompanying notes to consolidated financial statements.

                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (unaudited)


Note 1 -- Basis of Presentation

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments made by management to these unaudited statements were of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 1997 Annual Report to Shareholders.

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

   Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized appreciation on securities available for sale, net of tax.


Note 2 -- Per Share Data

   The Board of Directors declared and paid a 5 percent stock dividend in 1997. In lieu of issuing fractional shares, the company purchased from shareholders their fractional interest.
Additionally, the Board declared and paid a two-for-one stock split in 1997. Earnings per share amounts have been retroactively computed as though these additionally issued shares had been outstanding for all periods presented. Dividends paid per share amounts represent historical dividends declared without restatement for pooling.

The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                      March 31,
                                                  1998          1997

Earnings per Share:
Net Income                                    $1,514,000     $1,274,000

Weighted Average Shares Outstanding            5,350,161      5,336,388

   Earnings per Share:                        $     0.28     $     0.24

Diluted Earnings per Share
Net Income                                    $1,514,000     $1,274,000

Weighted Average Shares Outstanding            5,350,161      5,336,388
Stock Options                                     32,519         36,692
Assumed Shares Repurchased upon
   Exercise of Options                          (16,527)       (29,054)

   Diluted Weighted Average Shares Outstanding 5,366,153     5,344,026

   Diluted Earnings per Share                 $     0.28     $    0.24


Note 3 _ Securities

The amortized cost and estimated market values of Securities as of March 31, 1998 are as follows (dollars in thousands):
                                                               Estimated
                                              Amortized          Market

Securities Available-for-Sale:                   Cost            Value

U.S. Treasury Securities and Obligations of U.S.
   Government Corporations and Agencies         $51,989         $52,006
Obligations of State and Political Subdivisions  20,175          21,304
Asset-/Mortgage-backed Securities                15,705          15,580
Corporate Securities                              4,406           4,416
Other Securities                                      1              14
   Total                                        $92,276         $93,320

                                                               Estimated
                                              Amortized          Market
Securities Held-to-Maturity:                     Cost            Value

U.S. Treasury Securities and Obligations of U.S.
   Government Corporation and Agencies             $500            $500
Obligations of State and Political Subdivisions  20,314          21,227
Asset-/Mortgage-backed Securities                   670             677
Corporate Securities                                100              96
Other Securities                                  1,763           1,763
   Total                                        $23,347         $24,263



The amortized cost and estimated market values of Securities as of December 31, 1997 are as follows (dollars in thousands):
                                                               Estimated
                                              Amortized          Market
Securities Available-for-Sale:                   Cost            Value

U.S. Treasury Securities and
   Obligations of U.S.
   Government Corporations and Agencies         $57,795         $57,815

Obligations of State and Political Subdivisions  20,398          21,620
Asset-/Mortgage-backed Securities                15,668          15,661
Corporate Securities                              4,528           4,529
Other Securities                                      1              14
   Total                                        $98,390         $99,639

                                                               Estimated
                                              Amortized          Market
Securities Held-to-Maturity:                     Cost            Value

U.S. Treasury Securities and
   Obligations of U.S.
   Government Corporation and Agencies           $1,500          $1,499
Obligations of State and Political Subdivisions  20,154          21,187
Asset-/Mortgage-backed Securities                   695             702
Corporate Securities                                111             103
Other Securities                                  1,763           1,763
   Total                                        $24,223         $25,254

   At March 31, 1998 and December 31, 1997, U.S. Government Agency structured notes with an amortized cost of $2,000,000 and $5,000,000 respectively, and fair value of $1,992,000 and $4,986,000 respectively, are included in securities available-for-sale. These notes consist primarily of step-up and single-index bonds.

Note 4 -- Loans

   Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):
                                              March 31,       December 31,
                                                1998             1997
Real Estate Loans Secured by 1-4
   Family Residential Properties              $108,431         $107,943

Agricultural Loans                              53,090           53,110
Commercial and Industrial Loans                115,670          107,343
Loans to Individuals for Household,
   Family and Other Personal
   Expenditures                                 59,539           61,297
Lease Financing                                    994            1,045
   Total Loans                                $337,724         $330,738


   The overall loan portfolio is diversified among a variety of borrowers; however, a significant portion of the debtors' ability to honor their contracts is dependent upon the agricultural, poultry and wood furniture manufacturing industries. Although wood furniture manufacturers employ a significant number of people in the market area, there is no concentration of credit to companies engaged in that industry. No unguaranteed concentration of credit in excess of 10 percent of total assets exists within any single industry group.
Note 5 -- Allowance for Loan Losses

   A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):

                                                  1998            1997

Balance at January 1                            $6,255          $6,528
Provision for Loan Losses                           24             139
Recoveries of Prior Loan Losses                     87              47
Loan Losses Charged to the Allowance              (75)           (328)
Balance at March 31                             $6,291          $6,386

Note 6 _ Subsequent Event

   During April 1998, the Company's Shareholders approved an amendment of the Articles of Incorporation to change the per share value of the Company's shares from $10.00 to no par value.

Note 7 -- Proposed Acquisitions

  In December 1997, the Company signed a definitive agreement providing for a merger of a Company subsidiary with CSB Bancorp, ("CSB") parent company of the Citizens State Bank of Petersburg, Indiana. Under terms of the agreement, the Company will issue to CSB shareholders between 928,572 and 1,137,500 shares of Company Common Stock. The number of shares to be issued is dependent upon the Company's average common stock price during a period prior to the date of the merger closing, and is also subject to further anti-dilution adjustments in the event of any future stock dividends, splits and the like. The proposed merger is subject to approval by the shareholders of CSB, bank regulatory agencies, and other conditions. The transaction is expected to be accounted for as a pooling of interests, and it is contemplated that the merger will be effective in the second quarter of 1998. At March 31, 1998 CSB had total assets of approximately $75.1 million and total shareholders' equity of approximately $9.0 million.

  In January 1998, the Company also signed a definitive agreement providing for a merger of a Company subsidiary with FSB Financial Corporation ("FSB") which operates the FSB Bank in Princeton and Francisco, Indiana. Under terms of the agreement, the Company will issue to shareholders of FSB shares of Company Common Stock with market value equal to 150 percent of the sum of FSB's shareholders' equity. The market value of the shares issued will be based upon FSB shareholder equity as of the end of the month immediately preceding the closing date, subject to certain adjustments described in the definitive agreement. The proposed merger is subject to approval by the shareholders of FSB, bank regulatory agencies, and other conditions. The transaction is expected to be accounted for as a pooling of interests, and it is contemplated that the merger will be effective in the second quarter of 1998. At March

31,1998 FSB had total assets of approximately $15.7 million and total shareholders' equity of approximately $1.5 million.













ITEM 2.
                            GERMAN AMERICAN BANCORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. Its four affiliate banks conduct business in twenty offices in Dubois, Daviess, Martin, Pike, Perry and Spencer Counties in Southwest Indiana. The banks provide a wide range of financial services, including accepting deposits; making commercial, mortgage and consumer loans; issuing credit life, accident and health insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing investment advisory and brokerage services.

   This section presents an analysis of the consolidated financial condition of the Company as of March 31, 1998 and December 31, 1997 and the consolidated results of operations for the three months ended March 31, 1998 and 1997. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1997 Annual Report to Shareholders.

RESULTS OF OPERATIONS

Net Income:

   The Company achieved a 19 percent increase in earnings for the first quarter of 1998 over the first quarter of 1997. Net income for the three months ended March 31, 1998 totaled $1,514,000 compared to $1,274,000 for the same period in 1997. Net income was $0.28 per share for the first quarter of 1998 versus $0.24 per share for the first quarter of 1997. Return on assets and return on equity, respectively, were 1.22 percent and 11.28 percent for the 1998 reporting period, compared to 1.06 percent and 10.37 percent for the same period in 1997.

   The Company's 1998 first quarter results, in comparison to the first quarter of 1997, reflect increases in net interest income, trust fees and brokerage commissions, as well as a reduction in provision for loan loss. Operating expenses increased by 5.5 percent over the same period in the prior year, in part due to increases in the Company's base compensation levels. Despite the increase in expenses, the Company's efficiency ratio improved to 57 percent, in comparison to 58 percent in the first quarter of the previous year.

Net Interest Income:

   The following table summarizes German American Bancorp's net interest income (on a taxable-equivalent basis, at an effective tax rate of 34 percent for each period) for each of the periods presented herein (dollars in thousands):

                                 Three Months             Change from
                                Ended March 31,           Prior Period

                                 1998      1997       Amount        %

Interest Income                $9,849     $9,384       $465        5.0%
Interest Expense                4,369      4,261        108        2.5%
   Net Interest Income         $5,480     $5,123       $357        7.0%



   The increase in net interest income for the three months ended March 31, 1998 compared to the same period of 1997 was primarily due to an increase of loans outstanding, in the mix of average earning assets and higher yields in both the securities and loan portfolios. Net interest income for the first quarter of 1998 includes a recovery of interest on a previously charged-off loan of approximately $68,000.

   Net interest income on a taxable-equivalent basis expressed as a percentage of average earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the first quarter of 1998, the net interest margin was 4.73 percent compared to 4.51 percent for the comparable period of 1997.


Provision For Loan Losses:

   The Company provides for future loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

   The consolidated provision for loan losses was $24,000 and $139,000 for the
first three months of 1998 and 1997, respectively.   The provision for loan
losses to be recorded in future periods will be subject to adjustment based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

   The Company experienced a net recovery of $12,000 in the first quarter of 1998. Net charge-offs for the first quarter of 1997 were $281,000 or 0.08
percent of total loans.   Underperforming loans as a percentage of total loans
were 0.95 percent and 0.99 percent on March 31, 1998 and December 31, 1997, respectively. See discussion under "Financial Condition" for more information regarding underperforming assets.

Noninterest Income:

   Noninterest income for the first three months of 1998 was $631,000. This was $84,000 greater than the $547,000 recorded for the same three months of 1997. This increase included a $44,000 dividend from an affiliate bank's participation in a real estate limited partnership, and a $30,000 increase in brokerage commissions.

Noninterest Expense:

   Total noninterest expense for the first three months of 1998 was $3,501,000. This was a $187,000 or 5.5 percent increase over the $3,319,000 posted for the same period in 1997. Noninterest expense as an annualized percentage of average total assets was 2.82 percent in 1998 versus 2.75 percent in the prior year. Despite this increase, the Company's efficiency ratio improved to 57 percent for the first quarter of 1998 from 58 percent for the first quarter of 1997.

   Salaries and Employee Benefits constituted $1,971,000 or 56 percent of total noninterest expense. This was $145,000 or 7.9 percent more than the $1,826,000 recorded for the same period of the prior year. This increase was due to increases in base compensation and selected benefits, including the Company's employee computer purchase program. The Company's active full-time equivalent
(FTE) staff was 213 at March 31, 1998 compared to 221 at March 31, 1997.

   Occupancy expense, combined with Furniture and Equipment expense for the first three months of 1998 totaled $534,000. This was $29,000 greater than the $505,000 incurred for the same period of the prior year. These expenses are expected to continue to be moderately higher in comparison to the prior year, largely as a consequence of upgrading the Company's computer systems. The Company is continuing its strategy to implement state-of-the-art computer processing to provide the opportunities to, over the long-term, better control the level of employee related expenses and improve the quality of customer service provided by all of its affiliate community banks.

   Other operating expenses increased from $651,000 in the first three months of 1997 to $721,000 in the quarter ended March 31, 1998. This increase of $70,000 was incurred due to the introduction of new banking products, timing of employee related expenses and a refund of SAIF assessment fees received in the first quarter of 1997.

   Professional fees for the first three months of 1998 were $144,000. This was a reduction of $68,000 from the $212,000 recorded for the same period of 1997, primarily in merger related expenses.

FINANCIAL CONDITION

   Total assets at March 31, 1998 stood at $495 million. This was a slight decline of $4 million from the December 31, 1997 total asset position and was due to a seasonal decline in deposits.

   Deposits at March 31, 1998 were at $430 million which was a $4 million, or less than one percent decrease from the total deposits held three months earlier. Transaction deposits experienced a seasonal decline from year-end, while interest-bearing deposits increased $4 million. Combined Short- and Long-term Borrowings at March 31, 1998 were $5.2 million, representing little change from the December 31, 1997 position of $4.9 million.

   All of the Company's affiliate banks are members of the Federal Home Loan Bank System ("FHLB"). The banks' membership in the FHLB provides an additional source of liquidity for both long and short-term borrowing needs. The Company had $1 million in FHLB borrowings outstanding at March 31, 1998.

Underperforming Assets:

   The following presents an analysis of German American Bancorp's underperforming assets at March 31, 1998 and December 31, 1997 (dollars in thousands):

                                               March 31,    December 31,
                                                  1998          1997

Nonaccrual Loans                                  $292            $562
Loans contractually past due 90 days or more     2,920           2,710
Renegotiated Loans                                 ---             ---
   Total Underperforming Loans                   3,212           3,272
Other Real Estate                                  168             146
   Total Underperforming Assets                 $3,380          $3,418

Allowance for Loan Loss to Underperforming Loans  196%            191%
Underperforming Loans to Total Loans             0.95%           0.99%



Capital Resources:

   Shareholders' equity totaled $54,132,000 at March 31, 1998 or 10.9 percent of total assets, and $53,332,000 at December 31, 1997 or 10.7 percent of total assets.

   Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures such as loan commitments and standby letters of credit.

   Tier 1, or core capital, consists of shareholders' equity less goodwill, core deposit intangibles, and certain deferred tax assets defined by bank regulations. Tier 2 capital is defined as the amount of the allowance for loan losses which does not exceed 1.25 percent of gross risk adjusted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

   The minimum requirements under these standards are generally at least a 4.0 percent leverage ratio, which is Tier 1 capital divided by defined "total assets"; 4.0 percent Tier 1 capital to risk-adjusted assets; and, an 8.0 percent total capital to risk-adjusted assets ratios. Under these guidelines, the Company, on a consolidated basis, and each of its affiliate banks individually, have capital ratios that substantially exceed the regulatory minimums.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a "well-capitalized" entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive order.

   At March 31, 1998 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.



   The table below presents the Company's consolidated risk-based capital structure and capital ratios under regulatory guidelines (dollars in thousands):


                                                March 31,     December 31,
                                                   1998           1997
Tier 1 Capital:
  Shareholders' Equity as presented
    on the Balance Sheet                         $54,132        $53,332
  Less: Unrealized Appreciation on
    Securities Available-for-Sale                  (630)          (756)
  Less:  Intangible Assets and
    Ineligible Deferred Tax Assets               (1,613)        (1,702)
     Total Tier 1 Capital                         51,889         50,874
Tier 2 Capital:
  Qualifying Allowance for Loan Loss               4,150          4,219

     Total Capital                              $56,039        $55,093

Risk-adjusted Assets                            $328,263       $333,796

                                       To be Well
                                      Capitalized
                                      Under Prompt
                          Minimum for  Corrective
                            Capital      Action
                            Adequacy   Provisions March 31,   December 31,
                            Purposes    (FDICIA)     1998         1997

Leverage Ratio                4.00%       5.00%    10.47%        10.48%
Tier 1 Capital to
  Risk-adjusted Assets        4.00%       6.00%    15.81%        15.24%
Total Capital to
  Risk-adjusted Assets        8.00%      10.00%    17.07%        16.51%


LIQUIDITY

  The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first three months of 1998, the net cash from operating activities provided $1,052,000 of available cash, which included net income of $1,514,000. Maturities of securities and short-term investments brought in $7,076,000 in cash above the dollar amount of purchases. Major cash outflows experienced during this three month period of 1998 included $588,000 of dividends, property and equipment purchases (primarily related to computer upgrading) of $106,000, and the net funding outlay of loans in the amount of $7,278,000. Decreases experienced in deposits and short-term borrowings, net of an advance on long-term borrowings, reduced cash by

$3,600,000. Total cash outflows for the period exceeded inflows by $3,227,000 leaving a cash and cash equivalents balance of $22,823,000 at March 31, 1998.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee and the Boards of Directors of the holding company and its affiliate banks. There have been no material changes in the quantitative and qualitative disclosures about market risks as of March 31, 1998 from the analysis and disclosures provided in the Company's Form 10-K for the year ended December 31, 1997.

PART II.  --  OTHER INFORMATION

Item 5.  Other Information.

      On April 23, 1998, the shareholders of German American re-elected as directors for terms of two additional years Gene C. Mehne, Robert L. Ruckriegel, Mark A. Schroeder, Larry J. Seger, Joseph F. Steurer and C.L. Thompson, and the shareholders approved an amendment of German American's Articles of Incorporation to change the par value of its capital stock from $10.00 per share to no par value per share.

      On April 23, 1998, the Board of Directors of German American formalized management succession plans. Mark A. Schroeder, currently the President and Chief Operating Officer of German American, was designated to succeed George W. Astrike as Chief Executive Officer in January 1999. Schroeder, who has 25 years banking experience in Southwest Indiana markets served by German American, served as President/Chief Financial Officer of German American Bank before
assuming his position in 1995 with German American.   Astrike will continue as
Chairman of the Board of both German American and German American Bank following relinquishment of the chief executive officer title in 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit No.           Description


            27                Financial Data Schedule for the period ended
                              March 31,1998.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended
March 31, 1998, except for an optional report filed February 24, 1998 to provide certain financial statements.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GERMAN AMERICAN BANCORP

Date     May 14, 1998                   By/s/Mark A. Schroeder
        -------------                   -----------------------

                                        Mark A. Schroeder
                                        President and
                                        Chief Operating Officer

Date     May 14, 1998                   By/s/John M. Gutgsell
        -------------                   ------------------------
                                        John M. Gutgsell
                                        Controller and Principal
                                        Accounting Officer