Form 10-Q
period 1998-06-30
GERMAN AMERICAN BANCORP
filed 1998-08-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
I  X  I   Quarterly Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Quarterly  Period Ended June 30, 1998

Or

I     I   Transition Report pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the Transition Period from _________  to ___________

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

YES     X           NO
   ----------       ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                             Outstanding at August 10, 1998
Common Stock,  No par value                         6,348,590









                            GERMAN AMERICAN BANCORP

                                     INDEX


PART I.        FINANCIAL INFORMATION

Item 1.
     Consolidated Balance Sheets _ June 30, 1998 and
     December 31, 1997

     Consolidated Statements of Income  --  Three Months Ended
     June 30, 1998 and 1997

     Consolidated Statements of Income  --  Six Months Ended
     June 30, 1998 and 1997

     Consolidated Statements of Cash Flows  --  Six Months Ended
     June 30, 1998 and 1997

     Notes to Consolidated Financial Statements  --
     June 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.

Item 5.        Other Events

Item 6.        Exhibits and Reports on Form 8-K



SIGNATURES

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
            (unaudited, dollars in thousands except per share data)

                                                  June 30, December 31,
                                                    1998        1997
ASSETS
Cash and Due from Banks                           $19,472       $20,090
Federal Funds Sold                                 14,225        20,300
  Cash and Cash Equivalents                        33,697        40,390

Interest-bearing Balances with Banks                2,673         2,798
Securities Available-for-Sale,
  at market                                       105,837       100,449
Securities Held-to-Maturity, at cost               26,230        35,382

Total Loans                                       407,100       378,380
Less:    Unearned Income                          (1,033 )      (1,057)
     Allowance for Loan Losses                    (7,133 )      (7,416)
Loans, Net                                        398,934       369,907

Premises, Furniture and Equipment, Net             13,351        13,191
Other Real Estate                                     365           388
Intangible Assets                                   1,478         1,572
Accrued Interest Receivable
  and Other Assets                                 11,596        11,765

     TOTAL ASSETS                                $594,161      $575,842

LIABILITIES
Noninterest-bearing Deposits                      $54,985       $62,502
Interest-bearing Deposits                         461,417       438,531
  Total Deposits                                  516,402       501,033

Short-term Borrowings                               4,542         5,548
FHLB Borrowings                                     1,000           ---
Accrued Interest Payable and
  Other Liabilities                                 6,512         7,182
     TOTAL LIABILITIES                            528,456       513,763

SHAREHOLDERS' EQUITY
Common Stock, No par value,
  $1 stated value; 20,000,000
  shares authorized                                 6,347         6,279
Preferred Stock, $10 par value;
  500,000  shares authorized, none issued             ---           ---
Additional Paid-in Capital                         39,497        38,088

Retained Earnings                                  19,167        16,945
Unrealized Appreciation on Securities
  Available-for-Sale, net of tax                      694           767

     TOTAL SHAREHOLDERS' EQUITY                    65,705        62,079

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                        $594,161      $575,842

Common Shares issued and
  outstanding at end of period                  6,347,226     6,278,636


          See accompanying notes to consolidated financial statements.







                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            (unaudited, dollars in thousands except per share data)

                                                   Three Months Ended
                                                        June 30,
                                                      1998        1997

INTEREST INCOME
Interest and Fees on Loans                         $8,970        $8,411

Interest on Federal Funds Sold                        277           202
Interest on Short-term Investments                     40            37
Interest and Dividends on Securities                2,028         2,150
   TOTAL INTEREST INCOME                           11,315        10,800

INTEREST EXPENSE
Interest on Deposits                                5,246         4,964
Interest on Borrowings                                 61            85
   TOTAL INTEREST EXPENSE                           5,307         5,049

NET INTEREST INCOME                                 6,008         5,751
Provision for Loan Losses                              55         (652 )
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  5,953         6,403

NONINTEREST INCOME
Income from Fiduciary Activities                       92            87
Service Charges on Deposit Accounts                   389           323
Investment Services Income                            140           117
Other Charges, Commissions and Fees                   202           180
Gain on Sales of Loans and Other Real Estate          ---             2
Net Gain on Sales of Securities                         7           ---
   TOTAL NONINTEREST INCOME                           830           709

NONINTEREST EXPENSE
Salaries and Employee Benefits                      2,342         2,111
Occupancy Expense                                     384           277
Furniture and Equipment Expense                       238           264
Computer Processing Fees                              159           146
Professional Fees                                     159           350
Other Operating Expenses                              898           819
   TOTAL NONINTEREST EXPENSE                        4,180         3,967

Income before Income Taxes                          2,603         3,145
Income Tax Expense                                    808         1,083
Net Income                                         $1,795        $2,062

Weighted Average Shares Outstanding:
  Basic                                         6,346,754     6,337,223
  Diluted                                       6,361,299     6,345,005

Earnings Per Share And Diluted
  Earnings Per Share                                $0.28         $0.33

Dividends Paid Per Share                            $0.12         $0.10

Comprehensive Income (See Note 1)                  $1,848     $   2,487

          See accompanying notes to consolidated financial statements.
                            GERMAN AMERICAN BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
            (unaudited, dollars in thousands except per share data)

                                                    Six Months Ended
                                                        June 30,
                                                      1998        1997

INTEREST INCOME
Interest and Fees on Loans                        $17,900       $16,530
Interest on Federal Funds Sold                        568           447
Interest on Short-term Investments                     85            82
Interest and Dividends on Securities                4,011         4,267
   TOTAL INTEREST INCOME                           22,564        21,326

INTEREST EXPENSE
Interest on Deposits                               10,396         9,837
Interest on Borrowings                                117           187
   TOTAL INTEREST EXPENSE                          10,513        10,024

NET INTEREST INCOME                                12,051        11,302
Provision for Loan Losses                             119              (426
  )
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                 11,932        11,728

NONINTEREST INCOME
Income from Fiduciary Activities                      174           173
Service Charges on Deposit Accounts                   709           637
Investment Services Income                            274           223
Other Charges, Commissions and Fees                   384           304
Gain on Sales of Loans and Other Real Estate            8             2
Net Gain on Sales of Securities                         7           ---
   TOTAL NONINTEREST INCOME                         1,556         1,339

NONINTEREST EXPENSE
Salaries and Employee Benefits                      4,639         4,152
Occupancy Expense                                     669           577
Furniture and Equipment Expense                       556           525
Computer Processing Fees                              329           290
Professional Fees                                     327           572
Other Operating Expenses                            1,756         1,593
   TOTAL NONINTEREST EXPENSE                        8,276         7,709

Income before Income Taxes                          5,212         5,358
Income Tax Expense                                  1,668         1,826

Net Income                                        $3,544        $3,532

Weighted Average Shares Outstanding:
  Basic                                         6,346,299     6,337,017
  Diluted                                       6,360,844     6,344,799

Earnings Per Share And Diluted
  Earnings Per Share                                $0.56         $0.56

Dividends Paid Per Share                            $0.23         $0.20

Comprehensive Income (See Note 1)                  $3,471        $3,485

          See accompanying notes to consolidated financial statements.

                            GERMAN AMERICAN BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (unaudited, dollar references in thousands)

                                                  Six Months Ended
                                                         June30,
                                               1998     1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                $3,544     $3,532
Adjustments to Reconcile Net Income to
  Net Cash from Operating Activities:
  Amortization and Accretion of Investments  (58 )       28
 Depreciation and Amortization               661        799
 Provision for Loan Losses                   119       (426)
  Net Gain on Sales of Securities             (7 )      ---
  Gain of Sales of Loans and Other Real Estate(8 )      (2)

  Change in Assets and Liabilities:
   Unearned Income                           (24 )    (146)
   Deferred Loan Fees                        (18 )        1
   Other Assets                              612        104
   Deferred Taxes                           (150 )    (204)
   Other Liabilities                        (774 )    (174)
      Total Adjustments                      353        832
   Net Cash from Operating Activities      3,897      4,364

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash and Cash Equivalents of
  Acquired Subsidiary,
  net of Purchase Price                    3,715        ---
 Change in Interest-bearing
  Balances with Banks                        173      (597)
 Proceeds from Maturities of Other
  Short-term Investments                     ---      1,000
 Proceeds from Maturities of Securities
  Available-for-Sale                      52,670     17,314
 Proceeds from Sales of Securities
  Available-for-Sales                      9,465        ---
 Purchase of Securities
  Available-for-Sale                     (59,255 ) (17,964)
 Proceeds from Maturities of
  Securities Held-to-Maturity              5,040        318
 Proceeds from Sales of
  Securities Held-to-Maturity                204        ---
 Purchase of Securities Held-to-Maturity  (2,988 )  (1,780)
 Purchase of Loans                          (264 )     (27)
 Loans Made to Customers
  net of Payments Received               (19,159 )  (13,418)
 Proceeds from Sales of Loans                255          9

 Property and Equipment Expenditures        (373 )  (1,419)
 Proceeds from Sales of Other Real Estate     76         31
   Net Cash from Investing Activities    (10,441 ) (16,533)

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Deposits                        1,173      (458)
 Change in Short-term Borrowings          (1,006 )  (8,392)
 Advances of Long-term Debt                1,000        ---
 Repayments of Long-term Debt                ---    (1,000)
 Dividends Paid                           (1,311 )  (1,123)
 Purchase of interests in Fractional Shares   (5 )      (5)
 Exercise of Stock Options                   ---          2
   Net Cash from Financing Activities       (149 ) (10,976)

Net Change in Cash and Cash Equivalents   (6,693 ) (23,145)
 Cash and Cash Equivalents
  at Beginning of Year                    40,390     54,152
 Cash and Cash Equivalents
  at End of Period                       $33,697    $31,007

Cash Paid During the Year for:
  Interest                               $10,960    $10,039
  Income Taxes                             1,418      1,530


          See accompanying notes to consolidated financial statements.

                            GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (unaudited)

Note 1 -- Basis of Presentation

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Except for adjustments resulting from the merger transactions described below, all adjustments made by management to these unaudited statements were of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 1997 Annual Report to Shareholders.

   German American Bancorp (referred to herein as the "Company," the "Corporation," or the "Registrant") is a multi-bank holding company organized in Indiana in 1982. The Company's principal subsidiaries are The German American Bank, Jasper, Indiana ("German American Bank"), First State Bank, Southwest Indiana, Tell City, Indiana ("First State Bank"), and German American Holdings Corporation ("GAHC"), an Indiana corporation that owns all of the outstanding capital stock of both Citizens State Bank, Petersburg, Indiana ("Citizens State") and Peoples National Bank, Washington, Indiana ("Peoples"). The Company, through its four bank subsidiaries, operates 24 banking offices in seven contiguous counties in southwestern Indiana.

   On June 1, 1998 the Company consummated mergers with the parent companies of Citizens State and FSB Bank of Francisco, Indiana ("FSB Bank"). FSB Bank and an existing affiliate, Community Trust Bank of Petersburg, Indiana were merged into the Citizens State charter on that date. The reported operating results for periods prior to June 1, 1998 have been retroactively adjusted to give the effect to the merger with Citizens State. These mergers were accounted for as poolings of interests. Prior year results do not include the effect of the merger with FSB Bank, as restatement would not have resulted in a material change in overall financial results.

   Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized appreciation on securities available for sale, net of tax.


Note 2 -- Per Share Data

   The Company paid a 5 percent stock dividend in December 1997. In lieu of issuing fractional shares, the company purchased from shareholders their
fractional interest.   The Cmpany also paid a two-for-one stock split in October
1997. In addition, the Company issued 995,678 shares related to the mergers with the parent companies of Citizens State and FSB Bank on June 1, 1998. Earnings per share amounts have been retroactively computed as though these additionally issued shares had been outstanding for all periods presented. Dividends paid per share amounts represent historical dividends declared without restatement for pooling.




The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                   Three Months Ended
                                                         June 30,

                                                   1998           1997

Earnings per Share:
Net Income                                    $1,795,000     $2,062,000

Weighted Average Shares Outstanding            6,346,754      6,337,223

   Earnings per Share:                         $    0.28       $   0.33

Diluted Earnings per Share:
Net Income                                    $1,795,000     $2,062,000

Weighted Average Shares Outstanding            6,346,754      6,337,223
Stock Options                                     29,976         36,692
Assumed Shares Repurchased upon
   Exercise of Options                           (15,431 )     (28,910 )

   Diluted Weighted Average
     Shares Outstanding                        6,361,299     6,345,005

   Diluted Earnings per Share                   $    .28      $   0.33



                                                    Six Months Ended
                                                         June 30,

                                                   1998           1997

Earnings per Share:
Net Income                                    $3,544,000     $3,532,000

Weighted Average Shares Outstanding            6,346,299      6,337,017

   Earnings per Share:                        $     0.56      $    0.56

Diluted Earnings per Share:
Net Income                                    $3,544,000     $3,532,000

Weighted Average Shares Outstanding            6,346,299      6,337,017
Stock Options                                     29,976         36,692
Assumed Shares Repurchased upon
   Exercise of Options                           (15,431)      (28,910 )

   Diluted Weighted Average
      Shares Outstanding                       6,360,844     6,344,799

   Diluted Earnings per Share                  $    0.56     $    0.56







Note 3 _ Securities

The amortized cost and estimated market values of Securities as of June 30, 1998 are as follows (dollars in thousands):
                                                               Estimated
                                              Amortized          Market
Securities Available-for-Sale:                   Cost            Value

U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                   $52,648          $52,807
Obligations of State and
   Political Subdivisions                        25,973          26,597

Asset-/Mortgage-backed Securities                23,376          23,383
Corporate Securities                              2,462           2,461
   Total                                       $104,459        $105,608

                                                               Estimated
                                              Amortized          Market
Securities Held-to-Maturity:                     Cost            Value

Obligations of State and
   Political Subdivisions                       $23,653         $24,507
Asset-/Mortgage-backed Securities                   521             533
Other Securities                                  2,056           2,056
   Total                                        $26,230         $27,096


On the date of merger with Citizens State, investment securities with an amortized cost of $8.0 million and estimated market value of $8.1 million were reclassified from Held-to-Maturity to Available-for-Sale. This action was taken as a result of the business combination and in order to conform Citizens State's investment portfolio to the Company's asset/liability and interest rate risk position.


The amortized cost and estimated market values of Securities as of December 31, 1997 are as follows (dollars in thousands):
                                                               Estimated
                                              Amortized          Market
Securities Available-for-Sale:                   Cost            Value

U.S. Treasury Securities and
   Obligations of U.S. Government
   Corporations and Agencies                   $58,544          $58,575

Obligations of State and
   Political Subdivisions                        20,448          21,670
Asset-/Mortgage-backed Securities                15,668          15,661
Corporate Securities                              4,528           4,529
Other Securities                                      1              14
   Total                                        $99,189        $100,449

                                                               Estimated
                                              Amortized          Market
Securities Held-to-Maturity:                     Cost            Value

U.S. Treasury Securities and
   Obligations of U.S.
   Government Corporation and Agencies           $5,598          $5,601
Obligations of State and
   Political Subdivisions                        24,980          26,167
Asset-/Mortgage-backed Securities                 2,372           2,389
Corporate Securities                                311             303
Other Securities                                  2,121           2,121
   Total                                        $35,382         $36,581

   At June 30, 1998 and December 31, 1997, U.S. Government Agency structured notes with an amortized cost of $1,500,000 and $5,000,000 respectively, and fair value of $1,497,000 and $4,986,000 respectively, are included in securities available-for-sale. These notes consist primarily of step-up and single-index bonds. Securities classified as held-to-maturity with a market value of $204,000 were sold during the second quarter, primarily due to their small block sizes, which were not cost effective to maintain in the Company's investment portfolio. Each of these securities had a de minimus book value relative to the original purchase price at the dates of sale.

Note 4 -- Loans

   Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):
                                                June 30,December 31,
                                                   1998          1997
Real Estate Loans Secured by 1-4
   Family Residential Properties              $130,652         $126,289
Agricultural Loans                              63,279           60,421
Commercial and Industrial Loans                131,452          111,240
Loans to Individuals for Household,
   Family and Other Personal
     Expenditures                               80,842           79,385
Lease Financing                                    875            1,045
   Total Loans                                $407,100         $378,380

   The overall loan portfolio is diversified among a variety of borrowers; however, a significant portion of the debtors' ability to honor their contracts is dependent upon the wood furniture manufacturing and agriculture industries, including poultry. No unguaranteed concentration of credit in excess of 10 percent of total assets exists within any single industry group.

Note 5 -- Allowance for Loan Losses

   A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):
                                                  1998            1997

Balance at January 1                            $7,416          $7,144
Allowance of Acquired Subsidiary                    72             ---
Provision for Loan Losses                          119            (426)
Recoveries of Prior Loan Losses                    162             474
Loan Losses Charged to the Allowance             (636 )           (536)

Balance at June 30                             $7,133          $6,656

Note 6 _ Business Combinations

   On June 1, 1998 the Company acquired by merger CSB Bancorp of Petersburg, Indiana (and its wholly owned subsidiary, Citizens State Bank of Petersburg) in exchange for 928,475 shares of German American Bancorp common stock. Fractional interests were paid in cash of $3. The transaction was accounted for as a pooling of interests.

   Also on June 1, 1998 the Company acquired by merger FSB Financial Corporation of Francisco, Indiana (and its wholly owned subsidiary, FSB Bank of Francisco, Indiana) in exchange for 67,203 shares of German American Bancorp common stock. Fractional interests for this transaction were paid in cash of $2. The transaction was accounted for as a pooling of interests; however, results for 1997 do not include the effect of this transaction, as restatement would not have resulted in a material change in overall financial results. Total assets and equity of FSB Bank at the date of merger were $15.5 million and $1.4 million, respectively.
   The following is a reconciliation of the separate and combined net interest income and net income of German American Bancorp, CSB Bancorp and FSB Financial Corporation for the periods prior to the acquisition:

                      GERMAN AMERICAN
                          BANCORP       CSB           FSB
            (as previously reported)BANCORP        FINANCIAL    COMBINED


For the period January 1, 1998
       through June 1, 1998

      Net interest income   $8,518     $1,186          $250      $9,954

      Net income / (Loss)   $2,548       $444         $(64)      $2,928


For the three months ended
   June 30, 1997

      Net interest income   $5,024       $727    $      ---      $5,751
      Net income            $1,850       $212    $      ---      $2,062


For the six months ended
   June 30, 1997

      Net interest income   $9,852     $1,450     $     ---     $11,302
      Net income            $3,124       $408     $     ---      $3,532


Note 7 -- Proposed Acquisitions


   In August 1998, the Company signed a definitive agreement providing for the merger with 1st Bancorp, a $260 million banking company headquartered in Vincennes, Indiana (Knox County).

   Under the terms of the agreement, the shareholders of 1ST BANCORP would receive shares of common stock of German American with a targeted aggregate market value of $57,120,000 (based on market prices of German American common stock during a period of 15 trading days ending on the second trading date preceding closing) in a tax-free exchange, or approximately $50.94 per 1ST BANCORP share (assuming exercise of all outstanding options). If the German American share price is less than $28 per share or more than $33 per share during the valuation period, however, then the number of shares to be issued in the transaction will be based on a minimum or maximum share price, as the case may be, of $28 or $33. Accordingly, to the extent that German American's share price during the valuation period is less than $28 or more than $33, then the market value of the transaction could vary from the targeted value.

   The proposed merger is subject to the approval of 1ST BANCORP's and German American's shareholders as well as the approval of the appropriate bank regulatory agencies, receipt of a fairness opinion and other conditions. The merger is expected to be effective in the first quarter of 1999. 1ST BANCORP has also signed a Stock Option Agreement with German American, giving German American an option to purchase up to 19.9% of 1ST BANCORP's outstanding shares, exercisable at $50.94 per share upon the occurrence of certain events that create the potential for another party to acquire control of 1ST BANCORP.



   1ST BANCORP's subsidiaries include First Federal Bank, A Federal Savings Bank; First Financial Insurance Agency, Inc.; and First Title Insurance Company, Inc. First Federal Bank operates a loan origination office in Evansville, Indiana. First Financial Insurance Agency has offices in Vincennes and Princeton, Indiana. Following the merger, First Federal Bank and 1ST BANCORP's insurance subsidiaries will remain intact as wholly owned direct or indirect subsidiaries of German American and will continue to serve their existing markets from their present facilities.

ITEM 2.
                            GERMAN AMERICAN BANCORP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. Its four affiliate banks conduct business in 24 offices in Dubois, Daviess, Gibson, Martin, Pike, Perry and Spencer Counties in Southwest Indiana. The banks provide a wide range of financial services, including accepting deposits; making commercial, mortgage and consumer loans; issuing credit life, accident and health insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing investment advisory and brokerage services.

  This section presents an analysis of the consolidated financial condition of the Company as of June 30, 1998 and December 31, 1997 and the consolidated results of operations for the periods ended June 30, 1998 and 1997. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1997 Annual Report to Shareholders.

   On June 1, 1998 the Company consummated mergers with the parent companies of Citizens State and FSB Bank of Francisco, Indiana ("FSB Bank"). FSB Bank and an existing affiliate, Community Trust Bank of Otwell, Indiana were merged into the Citizens State charter on that date. The reported operating results for periods prior to June 1, 1998 have been retroactively adjusted to give the effect to the merger with Citizens State. Prior year results do not include the effect of the merger with FSB Bank, as restatement would not have resulted in a material change in overall financial results.

RESULTS OF OPERATIONS

Net Income:

   Net income for the quarter and year-to-date ended June 30, 1998 was $1,795,000 and $3,544,000. This compares to earnings for the quarter and year-to-date ended June 30, 1997 of $2,062,000 and $3,532,000. Prior year net income included $459,000 ($0.07 per share) in after-tax earnings due to a negative provision for loan loss recorded at the Company's Union Banking Division, which resulted from the collection of a single previously charged-off credit. Excluding this non-recurring event, earnings increased 12 percent for the second quarter of 1998, and 15 percent for the year-to-date ended June 30, 1998, over comparative 1997 adjusted operating results.

   Net income was $0.28 per share for the three months, and $0.56 per share for the six months ended June 30, 1998 compared to $0.33 per share for the quarter, and $0.56 for the six months ended June 30, 1997. As adjusted for the non-recurring event previously discussed, net income was $0.26 per share for the three months ended, and $0.49 per share for the six months ended June 30, 1997. 1998 per share earnings increased 12 percent in the second quarter, and 17 percent for the year-to-date ended June 30, 1998, over the adjusted comparative 1997 results.

   The Company achieved year-to-date improvements over the prior year (again excluding the impact of the non-recurring event in 1997) for return on assets (1.20 percent versus 1.10 percent), return on equity (11.01 percent versus 10.55 percent) and net interest margin (4.64 percent versus 4.60 percent). The Company's year-to-date efficiency ratio showed continued improvement, declining to 57.6 percent from the prior year's 57.9 percent.
Net Interest Income:

   The following table summarizes German American Bancorp's net interest income (on a taxable-equivalent basis, at an effective tax rate of 34 percent for each period) for each of the periods presented herein (dollars in thousands):

                                 Three Months             Change from
                                 Ended June 30,           Prior Period

                                 1998      1997       Amount    Percent

Interest Income               $11,707    $11,136       $571        5.1%
Interest Expense                5,307      5,049        258        5.1
   Net Interest Income         $6,400     $6,087       $313        5.1

                                  Six Months              Change from
                                 Ended June 30,           Prior Period

                                 1998      1997       Amount    Percent

Interest Income               $23,341    $21,997     $1,344        6.1%

Interest Expense               10,513     10,024        489        4.9
   Net Interest Income        $12,828    $11,973       $855        7.1


   The increase in net interest income for the three and six months ended June 30, 1998 compared to the same periods of 1997 was primarily due to an increase of loans, which generally provide a higher yield than investment securities, in the mix of average earning assets. In addition, 1998 results include the recovery of interest on a previously charged-off loan of approximately $68,000. Net interest income, on a taxable-equivalent basis expressed as a percentage of average earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the first half of 1998, the net interest margin was 4.64 percent compared to 4.60 percent for the comparable period of 1997. This increase in margin was due primarily to a decrease in debt to equity leverage.

Provision For Loan Losses:

   The Company provides for future loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

   The consolidated provision for loan losses was $119,000 and $(426,000) for the first half in 1998 and 1997 and $55,000 and ($652,000) in the second quarter in 1998 and 1997. The negative provision in the second quarter of 1997 resulted from the collection of a single, previously charged-off credit, combined with management's determination that certain specific reserve allocations were no longer necessary due to the performance of the related loans. Absent this non-recurring event, the provision totaled $302,000 for the first half, and $76,000 for the second quarter of 1997. The provision for loan losses to be recorded in future periods will be subject to adjustment based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

   Net charge-offs were $460,000 or 0.46 percent of average loans for the three months ended, and $474,000 or 0.24 percent of loans for the six months ended June 30, 1998. Net charge-offs (recoveries) for the second quarter of 1997 were $(376,000) or (0.10) percent of loans and were $62,000 or 0.03 percent of loans for the first half of 1997. The majority of the 1998 charge-offs occurred at Citizens State, on loans for which Citizens State had previously fully reserved a specific allowance. Underperforming loans as a percentage of total loans were
0.82 percent and 0.86 percent, respectively on June 30, 1998 and December 31, 1997. See discussion under "Financial Condition" for more information regarding underperforming assets.

Noninterest Income:

   Noninterest income increased approximately 15 percent over the prior year, excluding net gains on sale, and was $823,000 and $1,541,000 for the second quarter and year-to-date ended June 30, 1998. This compares to $707,000 and $1,337,000 for the same periods in 1997. Higher revenues resulted from an 11 percent increase in service charges on deposits, a 23 percent increase in investment services income and an increase of approximately $87,000 from other ventures.

Noninterest Expense:

   Noninterest expense was $4.2 million for the second quarter of 1998 compared to $4.0 million for the second quarter of 1997. Year-to-date 1998 results were $8.3 million versus $7.7 million for the first six months of 1997. This represented a 5 percent increase for the quarter and 7 percent for the year-to-date ended June 30, 1998 over the comparative periods for the prior year. Noninterest expense slightly increased as an annualized percentage of average total assets to 2.80 percent in 1998 from 2.77 percent in the prior year. The Company's efficiency ratio improved to 57.6 percent from 57.9 percent for 1997.

   Salaries and Employee Benefits totaled $2.3 million and $4.6 million, respectively, for the second quarter and year-to-date ended June 30, 1998 or 56 percent of total noninterest expense. These expenses increased approximately 12 percent over the same periods for 1997, when salaries and employee benefits totaled $2.1 million and $4.2 million, respectively. Increases were incurred in base compensation and selected benefits, including the Company's employee computer purchase program, beginning in late 1997.

   Total occupancy, furniture and equipment expense for the first six months of 1998 totaled $1.2 million. This was approximately $120,000 or 11 percent greater than the $1.1 million incurred for the same period of the prior year. These expenses are expected to continue to be higher in comparison to the prior year, largely as a consequence of upgrading the Company's computer systems at its existing and new affiliates. The Company is continuing its strategy to implement state-of-the-art computer processing to provide the opportunities to, over the long-term, better control the level of employee related expenses and improve the quality of customer service provided by all of its affiliate community banks.

   Computer processing fees increased $39,000 in the first half of 1998 from the first half of 1997. Nearly all of this difference is attributable to conversion of new affiliates to the Company's data processing systems. Professional fees for the first six months of 1998 totaled $327,000. This was a reduction of $245,000 from the $572,000 recorded for the same period of 1997, primarily due to a reserve for legal fees established in the second quarter of 1997, related to an unasserted potential claim.

   Other operating expenses increased approximately 10 percent from $819,000 and $1,593,000 in the first three and six months of 1997 to $898,000 and $1,756,000 in the first three and six months of 1998. These increases were incurred due to the introduction of new banking products, related expenses and a refund of SAIF assessment fees received in the first quarter of 1997.



FINANCIAL CONDITION

   Total assets at June 30, 1998 were $594 million. This was an increase of $18 million from the December 31, 1997 total asset position and was due to an increase in the loan portfolio.

   Deposits at June 30, 1998 were $516 million, which was a $15 million increase from year-end 1997. Transaction deposits experienced a seasonal decline from year-end, while interest-bearing deposits increased $23 million. Combined Short- and Long-term Borrowings at June 30, 1998 were $5.5 million, representing no change from the December 31, 1997 position.

   All of the Company's affiliate banks are members of the Federal Home Loan Bank System ("FHLB"). The banks' membership in the FHLB provides an additional source of liquidity for both long and short-term borrowing needs. The Company had $1 million in FHLB borrowings outstanding at June 30, 1998.

Underperforming Assets:

   The following is an analysis of the Company's underperforming assets at June 30, 1998 and December 31, 1997 (dollars in thousands):

                                                June 30,      December 31,
                                                  1998          1997

Nonaccrual Loans                                  $753            $562

Loans contractually past due
   90 days or more                               2,583           2,710
Renegotiated Loans                                 ---             ---
   Total Underperforming Loans                   3,336           3,272
Other Real Estate                                  365             146
   Total Underperforming Assets                 $3,701          $3,418

Allowance for Loan Loss to
   Underperforming Loans                         213.82%         226.65%
Underperforming Loans to Total Loans               0.82%           0.86%


Capital Resources:

   Shareholders' equity totaled $65.7 million at June 30, 1998 or 11.1 percent of total assets, and $62.1 million at December 31, 1997 or 10.8 percent of total assets.

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

   The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a "well-capitalized" entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive order.

   At June 30, 1998 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

   The table below presents the Company's consolidated risk-based capital structure and capital ratios under regulatory guidelines (dollars in thousands):

                                                June 30,      December 31,
       1998                                     1997
Tier 1 Capital:
  Shareholders' Equity as presented
    on the Balance Sheet                         $65,705        $62,079
  Less: Unrealized Appreciation on
    Securities Available-for-Sale                  (694)          (767)
  Less:  Intangible Assets and

    Ineligible Deferred Tax Assets               (1,567)        (1,713)
     Total Tier 1 Capital                         63,444         59,599
Tier 2 Capital:
  Qualifying Allowance for Loan Loss               5,091          4,786
     Total Capital                               $68,535        $64,385

Risk-adjusted Assets                            $405,277       $378,770









                                       To be Well
                                      Capitalized
                                      Under Prompt
                          Minimum for  Corrective
                            Capital      Action
                          Adequacy   Provisions  June 30,     December 31,
                            Purposes    (FDICIA)     1998         1997

Leverage Ratio                4.00%       5.00%    10.74%        10.59%
Tier 1 Capital to
  Risk-adjusted Assets        4.00%       6.00%    15.65%        15.73%
Total Capital to
  Risk-adjusted Assets        8.00%      10.00%    16.91%        17.00%


LIQUIDITY

  The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first six months of 1998, operating activities provided $3.9 million of available cash, which included net income of $3.5 million. Maturities of securities and short-term investments netted $5.3 million in cash above the dollar amount of purchases. Major cash outflows experienced during this six month period of 1998 included $1.3 million in dividends, $373,000 in property and equipment purchases and net loan outlays in the amount of $19.2 million. Deposits and borrowings increased by $1.2 million during the period. Total cash outflows for the period exceeded inflows by $6.7 million, leaving cash and cash equivalents of $33.7 million at June 30, 1998.

YEAR 2000

  All banks and financial institutions are faced with addressing a potentially materially adverse event should their computer and operating systems fail to accurately process business in the Year 2000. The Company, like any financial institution, would suffer an interruption in its ability to transact business should its systems fail due to Year 2000 programming inaccuracy.

  An on-going formal review of the Company's computer systems and systems providers is continuing, in order to determine the extent to which changes must be implemented to avoid or minimize service issues associated with the Year 2000. The Company has developed a formal plan for the review, testing and implementation of procedures to address certain issues that require attention prior to the Year 2000, in order that its operations will not be materially adversely affected. The Company's Year 2000 process is subject to regulatory examination and at this time the Company believes itself to be in compliance with significant regulatory requirements.

  The Company's service provider for all of its loan and deposit account processing activity is Fiserv, a publicly listed company headquartered in Milwaukee, Wisconsin. Fiserv's systems have been designated as mission critical for the Year 2000 issue. Fiserv, a national service provider for over 3,300 financial institutions, has confirmed to the Company that the renovation and testing of all core systems will be largely completed by December 25, 1998. While the Company can obviously give no assurance as to Fiserv's performance in the completion of this matter, the Company is unaware of any issues that would cause Fiserv to be unable to renovate mission critical systems satisfactorily. Due to the Company's existing computer upgrade initiatives and its reliance on third party systems for the bulk of its processing functions, the incremental expenses associated with Year 2000 issues are not expected to be material to financial results.

  The Year 2000 issue could also affect the ability of the Company's customers to conduct operations in a timely and effective manner, and as such, could adversely impact the quality of the Company's loan portfolio, its deposits, or other sources of revenue and funding from customers. Although the Company has not generally requested information from its customers regarding their potential exposure to the Year 2000 issue or their plans to minimize any such exposure, the Company is not aware of any specific significant customer which does not expect to have this issue resolved prior to the Year 2000.

  The above summary of the Company's Year 2000 preparations includes forward looking statements, concerning the Company's present expectation that its operations will not be materially adversely affected by Year 2000 issues. There can be no assurance, however, that Year 2000 issues will not be encountered or that their effect on the Company's operations, technology expenditures or customer relationships will not be material.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee and the Boards of Directors of the holding company and its affiliate banks. Other than as a result of the June 1, 1998 mergers with Citizens State and FSB Bank, there have been no material changes in the quantitative and qualitative disclosures about market risks from December 31,
1997.   While these acquisitions added $93 million in assets and $10 million in equity to the Company at the date of the mergers, the acquired banks distribution of assets and liabilities do not materially impact the overall market risk profile of the Company which was presented in the analysis and disclosures provided in the Company's Form 10-K for the year ended December 31, 1997.


PART II.  --  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

   The Company held its Annual Meeting of Shareholders on April 23, 1998. At the Annual Meeting, the shareholders elected as Directors for an additional two-year term the six nominees proposed by the Board of Directors, and approved an amendment of the Corporation's Articles of Incorporation to change the par value of its capital stock from $10.00 per share to no par value per share.

   Votes                      Votes            Broker
Nominee                      Cast For         Withheld       Non-Votes

Gene C. Mehne              3,938,742.10       9,767.00      1,439,509.90
Robert L. Ruckriegel       3,935,837.23       9,767.00      1,439,509.90
Mark A. Schroeder          3,938,742.10       9,767.00      1,439,509.90
Larry J. Seger             3,938,742.10       9,767.00      1,439,509.90
Joseph L. Steurer          3,938,742.10       9,767.00      1,439,509.90

C.L. Thompson              3,938,547.10       9,962.00      1,439,509.90

   There were no abstentions.

   The amendment of the Articles of Incorporation was approved by a vote of 3,881,068.30 votes in favor and 67,440.80 votes opposed with 1,439,509.90 abstentions or broker non-votes.

Item 5.  Other Events

   In August 1998, the Company signed a definitive agreement providing for the merger with 1st Bancorp, a $260 million banking company headquartered in Vincennes, Indiana (Knox County).

   Under the terms of the agreement, the shareholders of 1ST BANCORP would receive shares of common stock of German American with a targeted aggregate market value of $57,120,000 (based on market prices of German American common stock during a period of 15 trading days ending on the second trading date preceding closing) in a tax-free exchange, or approximately $50.94 per 1ST BANCORP share (assuming exercise of all outstanding options). If the German American share price is less than $28 per share or more than $33 per share during the valuation period, however, then the number of shares to be issued in the transaction will be based on a minimum or maximum share price, as the case may be, of $28 or $33. Accordingly, to the extent that German American's share price during the valuation period is less than $28 or more than $33, then the market value of the transaction could vary from the targeted value.

   The proposed merger is subject to the approval of 1ST BANCORP's and German American's shareholders as well as the approval of the appropriate bank regulatory agencies, receipt of a fairness opinion and other conditions. The merger is expected to be effective in the first quarter of 1999. 1ST BANCORP has also signed a Stock Option Agreement with German American, giving German

American an option to purchase up to 19.9% of 1ST BANCORP's outstanding shares, exercisable at $50.94 per share upon the occurrence of certain events that create the potential for another party to acquire control of 1ST BANCORP.

   1ST BANCORP's subsidiaries include First Federal Bank, A Federal Savings Bank; First Financial Insurance Agency, Inc.; and First Title Insurance Company, Inc. First Federal Bank operates a loan origination office in Evansville, Indiana. First Financial Insurance Agency has offices in Vincennes and Princeton, Indiana. Following the merger, First Federal Bank and 1ST BANCORP's insurance subsidiaries will remain intact as wholly owned direct or indirect subsidiaries of German American and will continue to serve their existing markets from their present facilities.

   Following completion of the 1st Bancorp transaction, C. James McCormick, Chairman of the Board of 1st Bancorp, will join the Company's Board of Directors.


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

   Exhibit No.          Description



       2.1 Agreement and Plan of Reorganization between the Registrant, CSB Bancorp, and Affiliates, dated December 8,1997. This exhibit is incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed February 26, 1998.

       2.2 Agreement and Plan of Reorganization between the Registrant, FSB Financial Corporation, and Affiliates, dated January 30, 1998. This exhibit is incorporated by reference from Exhibit
                2.2 to the Registrant's Registration Statement on Form S-4 filed on February 26, 1998.

       2.3 Agreement and Plan of Reorganization dated as of August 6, 1998 between 1st Bancorp and the Registrant.

       2.4 Stock Option Agreement dated as of August 6, 1998 between 1st Bancorp and Registrant.

        3 Restated Articles of Incorporation of German American Bancorp (as amended to change the par value from $10.00 to no par value).

       10.1         Stock Option Agreement executed May 1, 1998       between
the Registrant and James E. Essany
                    (1,155 shares).

        27      Financial Data Schedule for the periods ended June 30, 1998 and
                1997.

(b)     Reports on Form 8-K

   No reports on Form 8-K were filed during the three months ended June 30, 1998 except for a report filed June 16, 1998 which reported under Item 2, the consummation on June 1, 1998 of the merger of FSB Financial Corporation of Francisco, Indiana and CSB Bancorp of Petersburg, Indiana into German American Holdings Corporation. A Press Release attached as Exhibit 99 to the June 16, 1998 8-K more fully described this transaction. It was also noted under Item 5,

"Other Events" in the 8-K, that Michael J. Voyles, a member of the Board of Directors of CSB Bancorp was added to the Board of Directors of the Company.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GERMAN AMERICAN BANCORP

Date    August 14, 1998                 By/s/George W. Astrike
        ---------------                 ------------------------
                                        George W. Astrike
                                        Chairman

Date    August 14, 1998                 By/s/John M. Gutgsell
        ---------------                 ------------------------
                                        John M. Gutgsell
                                        Controller and Principal
                                        Accounting Officer