Form 10-Q
period 1998-09-30
GERMAN AMERICAN BANCORP
filed 1998-11-13
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998

Or

[ ] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange
Act   of   1934   for   the   Transition   Period   from    _______________   to
___________________

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

        Class                           Outstanding at November 10, 1998
Common Stock,  No par value                       6,348,590

                             GERMAN AMERICAN BANCORP

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.
         Consolidated Balance Sheets - September 30, 1998 and
         December 31, 1997

         Consolidated Statements of Income -- Three Months Ended September 30, 1998 and 1997

         Consolidated Statements of Income  --  Nine Months Ended
         September 30, 1998 and 1997

         Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1998 and 1997

         Notes to Consolidated Financial Statements  --
         September 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                             GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEET
             (unaudited, dollars in thousands except per share data)

                                                    September 30,   December 31,
                                                       1998              1997

ASSETS
Cash and Due from Banks                              $    18,199    $    20,090
Federal Funds Sold                                         2,975         20,300
                                                     -----------    -----------
    Cash and Cash Equivalents                             21,174         40,390

Interest-bearing Balances with Banks                       2,446          2,798
Securities Available-for-Sale,  at market                121,597        100,449
Securities Held-to-Maturity, at cost                      30,369         35,382

Total Loans                                              416,020        378,380
Less:  Unearned Income                                      (899)        (1,057)
       Allowance for Loan Losses                          (6,853)        (7,416)
                                                     -----------    -----------
Loans, Net                                               408,268        369,907

Premises, Furniture and Equipment, Net                    14,525         13,191
Other Real Estate                                            226            388
Intangible Assets                                          1,430          1,572
Accrued Interest Receivable and Other Assets              13,234         11,765
                                                     -----------    -----------

       TOTAL ASSETS                                  $   613,269    $   575,842
                                                     ===========    ===========

LIABILITIES
Noninterest-bearing Deposits                         $    57,535    $    62,502
Interest-bearing Deposits                                473,440        438,531
                                                     -----------    -----------
    Total Deposits                                       530,975        501,033

Short-term Borrowings                                      7,379          5,548
FHLB Borrowings                                            1,000           --
Accrued Interest Payable and Other Liabilities             6,948          7,182
                                                     -----------    -----------
       TOTAL LIABILITIES                                 546,302        513,763

SHAREHOLDERS' EQUITY
Common Stock,  No par value, $1 stated value;
    20,000,000 shares authorized                           6,349          6,279
Preferred Stock, $10 par value;
 500,000 shares authorized, none issued                     --             --
Additional Paid-in Capital                                39,590         38,088
Retained Earnings                                         19,898         16,945
Unrealized Appreciation on Securities
    Available-for-Sale, net of tax                         1,130            767
                                                     -----------    -----------

    TOTAL SHAREHOLDERS' EQUITY                            66,967         62,079
                                                     -----------    -----------

    TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY      $   613,269    $   575,842
                                                     ===========    ===========
Common Shares issued and
   outstanding at end of period                        6,348,590      6,278,636
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             (unaudited, dollars in thousands except per share data)

                                                            Three Months Ended
                                                               September 30,
                                                            1998           1997

INTEREST INCOME
Interest and Fees on Loans                                $  9,085      $  8,676
Interest on Federal Funds Sold                                 152           239
Interest on Short-term Investments                              38            47
Interest and Dividends on Securities                         2,193         2,035
                                                          --------      --------
     TOTAL INTEREST INCOME                                  11,468        10,997
                                                          --------      --------

INTEREST EXPENSE
Interest on Deposits                                         5,386         5,100
Interest on Borrowings                                          83            61
                                                          --------      --------
     TOTAL INTEREST EXPENSE                                  5,469         5,161
                                                          --------      --------

NET INTEREST INCOME                                          5,999         5,836
Provision for Loan Losses                                       57           447
                                                          --------      --------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                         5,942         5,389

NONINTEREST INCOME
Income from Fiduciary Activities                                76            83
Service Charges on Deposit Accounts                            377           341
Investment Services Income                                     118           103
Other Charges, Commissions and Fees                            180           231
Gain on Sales of Loans and Other Real Estate                    12             6
Net Gain / (Loss) on Sales of Securities                        (9)         --
                                                          --------      --------
     TOTAL NONINTEREST INCOME                                  754           764
                                                          --------      --------

NONINTEREST EXPENSE
Salaries and Employee Benefits                               2,305         2,105
Occupancy Expense                                              352           348
Furniture and Equipment Expense                                288           231
Computer Processing Fees                                       220           145
Professional Fees                                              292           174
Other Operating Expenses                                     1,034           845
                                                          --------      --------
     TOTAL NONINTEREST EXPENSE                               4,491         3,848
                                                          --------      --------

Income before Income Taxes                                   2,205         2,305
Income Tax Expense                                             617           753
                                                          --------      --------
Net Income                                                $  1,588      $  1,552
                                                          ========      ========

Weighted Average Shares Outstanding:
   Basic                                                  6,348,101    6,339,465
   Diluted                                                6,360,537    6,344,429

Earnings Per Share And Diluted Earnings Per Share        $     0.25   $     0.24

Dividends Paid Per Share                                 $     0.12   $     0.11

Comprehensive Income (See Note 1)                        $    2,024   $    1,832

           See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             (unaudited, dollars in thousands except per share data)

                                                           Nine Months Ended
                                                              September 30,
                                                         1998             1997

INTEREST INCOME
Interest and Fees on Loans                            $    26,985    $    25,206
Interest on Federal Funds Sold                                720            686
Interest on Short-term Investments                            123            129
Interest and Dividends on Securities                        6,204          6,302
                                                      -----------    -----------
     TOTAL INTEREST INCOME                                 34,032         32,323
                                                      -----------    -----------

INTEREST EXPENSE
Interest on Deposits                                       15,782         14,937
Interest on Borrowings                                        200            248
                                                      -----------    -----------
     TOTAL INTEREST EXPENSE                                15,982         15,185
                                                      -----------    -----------

NET INTEREST INCOME                                        18,050         17,138
Provision for Loan Losses                                     176             21
                                                      -----------    -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                       17,874         17,117

NONINTEREST INCOME
Income from Fiduciary Activities                              250            256
Service Charges on Deposit Accounts                         1,086            978
Investment Services Income                                    392            326
Other Charges, Commissions and Fees                           564            535
Gain on Sales of Loans and Other Real Estate                   20              8
Net Gain / (Loss) on Sales of Securities                       (2)          --
                                                      -----------    -----------
     TOTAL NONINTEREST INCOME                               2,310          2,103
                                                      -----------    -----------

NONINTEREST EXPENSE
Salaries and Employee Benefits                              6,944          6,257
Occupancy Expense                                           1,021            925
Furniture and Equipment Expense                               844            756
Computer Processing Fees                                      549            435
Professional Fees                                             619            746
Other Operating Expenses                                    2,790          2,438
                                                      -----------    -----------
     TOTAL NONINTEREST EXPENSE                             12,767         11,557
                                                      -----------    -----------

Income before Income Taxes                                  7,417          7,663
Income Tax Expense                                          2,285          2,579
                                                      -----------    -----------
Net Income                                            $     5,132    $     5,084
                                                      ===========    ===========

Weighted Average Shares Outstanding:
   Basic                                                6,346,906      6,337,842
   Diluted                                              6,359,342      6,342,806

Earnings Per Share And Diluted Earnings Per Share     $      0.81    $      0.80

Dividends Paid Per Share                              $      0.35    $      0.33

Comprehensive Income (See Note 1)                     $     5,495    $     5,317

          See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (unaudited, dollar references in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                                1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                    $  5,132   $  5,084
Adjustments to Reconcile Net Income to
   Net Cash from Operating Activities:
     Amortization and Accretion of Investments                     (13)        33
Depreciation and Amortization                                      997        928
Provision for Loan Losses                                         (176)       (21)
     Net Gain / (Loss) on Sales of Securities                        2       --
     Gain of Sales of Loans and Other Real Estate                  (20         (8)
     Change in Assets and Liabilities:
       Unearned Income                                            (158       (177)
       Deferred Loan Fees                                          (13         19
       Other Assets                                             (1,116       (320)
Deferred Taxes                                                     (60         54
       Other Liabilities                                          (338        505
                                                              --------   --------
          Total Adjustments                                       (895      1,013
                                                              --------   --------
       Net Cash from Operating Activities                        4,237      6,097
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash and Cash Equivalents of Acquired Subsidiary,
      net of Purchase Price                                      3,715       --
   Change in Interest-bearing Balances with Banks                  400     (1,199)
   Proceeds from Maturities of Other Short-term Investments       --        1,000
   Proceeds from Maturities of Securities Available-for-Sale    71,125     32,591
   Proceeds from Sales of Securities Available-for-Sale         15,955       --
   Purchase of Securities Available-for-Sale                   (99,825    (28,262)
   Proceeds from Maturities of Securities Held-to-Maturity       5,500      6,925
   Proceeds from Sales of Securities Held-to-Maturity              377       --
   Purchase of Securities Held-to-Maturity                      (7,515     (5,243)
   Purchase of Loans                                            (3,764     (1,152)
   Loans Made to Customers net of Payments Received            (24,698    (18,680)
   Proceeds from Sales of Loans                                    384         19
   Property and Equipment Expenditures                          (1,835     (1,514)
   Proceeds from Sales of Other Real Estate                        227        255
                                                              --------   --------
       Net Cash from Investing Activities                      (39,954    (15,260)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits                                           15,746      5,857
   Change in Short-term Borrowings                               1,831     (7,235)
   Advances of Long-term Debt                                    1,000       --
   Repayments of Long-term Debt                                   --       (1,000)
   Dividends Paid                                               (2,071)    (1,695)
   Issue / (Repurchase) of Common Stock                           --          109
   Purchase of interests in Fractional Shares                       (5)        (5)
   Exercise of Stock Options                                      --            3
                                                              --------   --------
       Net Cash from Financing Activities                       16,501     (3,966)
                                                              --------   --------

Net Change in Cash and Cash Equivalents                        (19,216)   (13,129)
   Cash and Cash Equivalents at Beginning of Year               40,390     54,152
                                                              --------   --------
   Cash and Cash Equivalents at End of Period                 $ 21,174   $ 41,023
                                                              ========   ========

Cash Paid During the Year for:
   Interest                                                   $ 15,958   $ 14,645
   Income Taxes                                                  2,031      2,121


          See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)


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

     German American Bancorp (referred to herein as the "Company," the "Corporation," or the "Registrant") is a multi-bank holding company organized in Indiana in 1982. The Company's principal subsidiaries are The German American Bank, Jasper, Indiana ("German American Bank"), First State Bank, Southwest Indiana, Tell City, Indiana ("First State Bank"), and German American Holdings Corporation ("GAHC"), an Indiana corporation that owns all of the outstanding capital stock of both Citizens State Bank, Petersburg, Indiana ("Citizens State") and the Peoples National Bank, Washington, Indiana ("Peoples"). The Company, through its four bank subsidiaries, operates 24 banking offices in seven contiguous counties in southwestern Indiana.

     On June 1, 1998 the Company consummated mergers with the parent companies of Citizens State and FSB Bank of Francisco, Indiana ("FSB Bank"). FSB Bank and an existing affiliate, Community Trust Bank of Petersburg, Indiana were merged into the Citizens State charter on that date. These mergers were accounted for as poolings of interests. Accordingly, the reported operating results for periods prior to June 1, 1998 have been retroactively adjusted to give the effect to the merger with Citizens State. Prior year results do not include the effect of the merger with FSB Bank, as restatement would not have resulted in a material change in overall financial results.

     Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized appreciation on securities available for sale, net of tax.


Note 2 -- Per Share Data

The Board of Directors declared and paid a 5 percent stock dividend in December 1997 and a two-for-one stock split in October 1997. In lieu of issuing fractional shares, the company purchased from shareholders their fractional interest. In addition, the Company issued 995,678 shares related to the mergers with the parent companies of Citizens State and FSB Bank on June 1, 1998. Earnings per share amounts have been retroactively computed as though these additionally issued shares had been outstanding for all periods presented. Dividends paid per share amounts represent historical dividends declared without restatement for pooling. Per share data has not been adjusted for the pending 5 percent stock dividend payable on December 15, 1998 to shareholders of record on November 30, 1998.

The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                         Three Months Ended
                                                            September 30,

                                                          1998          1997

Earnings per Share:
Net Income                                            $ 1,588,000   $ 1,552,000

Weighted Average Shares Outstanding                     6,348,101     6,339,465

     Earnings per Share:                              $      0.25   $      0.24

Diluted Earnings per Share:
Net Income                                            $ 1,588,000   $ 1,552,000

Weighted Average Shares Outstanding                     6,348,101     6,339,465
Stock Options                                              28,612        28,122
Assumed Shares Repurchased upon Exercise of Options       (16,176)      (23,158)
                                                      -----------   -----------

     Diluted Weighted Average Shares Outstanding        6,360,537     6,344,429

     Diluted Earnings per Share                       $      0.25   $      0.24



                                                        Nine Months Ended
                                                          September 30,

                                                          1998          1997

Earnings per Share:
Net Income                                            $ 5,132,000   $ 5,084,000

Weighted Average Shares Outstanding                     6,346,906     6,337,842

     Earnings per Share:                              $      0.81   $       .80

Diluted Earnings per Share:
Net Income                                            $ 5,132,000   $ 5,084,000

Weighted Average Shares Outstanding                     6,346,906     6,337,842
Stock Options                                              28,612        28,122
Assumed Shares Repurchased upon Exercise of Options       (16,176)      (23,158)
                                                      -----------   -----------

     Diluted Weighted Average Shares Outstanding        6,359,342     6,342,806

     Diluted Earnings per Share                       $      0.81   $      0.80

Note 3 - Securities

The amortized cost and estimated market values of Securities as of September 30, 1998 are as follows (dollars in thousands):

                                                                       Estimated
                                                           Amortized     Market
Securities Available-for-Sale:                               Cost         Value

U.S. Treasury Securities and Obligations of U.S.
     Government Corporations and Agencies                   $ 54,448    $ 54,805
Obligations of State and Political Subdivisions               26,701      28,088
Asset-/Mortgage-backed Securities                             34,174      34,305
Corporate Securities                                           4,400       4,399
                                                            --------    --------
     Total                                                  $119,723    $121,597
                                                            ========    ========

                                                                       Estimated
                                                           Amortized     Market
Securities Held-to-Maturity:                                  Cost       Value

Obligations of State and Political Subdivisions              $27,974     $29,003
Asset-/Mortgage-backed Securities                                339         334
Other Securities                                               2,056       2,056
                                                             -------     -------
     Total                                                   $30,369     $31,393
                                                             =======     =======

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

The amortized cost and estimated market values of Securities as of December 31, 1997 are as follows (dollars in thousands):

                                                                       Estimated
                                                            Amortized    Market
Securities Available-for-Sale:                                Cost       Value

U.S. Treasury Securities and Obligations of U.S.
     Government Corporations and Agencies                   $ 58,544    $ 58,575
Obligations of State and Political Subdivisions               20,448      21,670
Asset-/Mortgage-backed Securities                             15,668      15,661
Corporate Securities                                           4,528       4,529
Other Securities                                                   1          14
                                                            --------    --------
     Total                                                  $ 99,189    $100,449
                                                            ========    ========

                                                                       Estimated
                                                           Amortized     Market
Securities Held-to-Maturity:                                 Cost        Value

U.S. Treasury Securities and Obligations of U.S.
     Government Corporation and Agencies                      $ 5,598    $ 5,601
Obligations of State and Political Subdivisions                24,980     26,167
Asset-/Mortgage-backed Securities                               2,372      2,389
Corporate Securities                                              311        303
Other Securities                                                2,121      2,121
                                                              -------    -------
     Total                                                    $35,382    $36,581
                                                              =======    =======

     At September 30, 1998 and December 31, 1997, U.S. Government Agency structured notes with an amortized cost of $200,000 and $5,000,000 respectively, and fair value of $200,000 and $4,986,000 respectively, are included in securities available-for-sale. These notes consist primarily of step-up and single-index bonds. Securities classified as held-to-maturity with a market value of $204,000 were sold during the second quarter, primarily due to their small block sizes, which were not cost effective to maintain in the Company's investment portfolio. Each of these securities had a de minimus book value relative to the original purchase price at the dates of sale.

Note 4 -- Loans

     Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):

                                                 September 30,      December 31,
                                                     1998              1997
Real Estate Loans Secured by 1-4
     Family Residential Properties                 $135,063          $126,289
Agricultural Loans                                   65,482            60,421
Commercial and Industrial Loans                     131,254           111,240
Loans to Individuals for Household,
     Family and Other Personal Expenditures          83,648            79,385
Lease Financing                                         573             1,045
                                                   --------          --------
     Total Loans                                   $416,020          $378,380
                                                   ========          ========

     The overall loan portfolio is diversified among a variety of borrowers; however, a significant portion of the debtors' ability to honor their contracts is dependent upon the wood furniture manufacturing and agriculture industries, including poultry. No unguaranteed concentration of credit in excess of 10 percent of total assets exists within any single industry group.

Note 5 -- Allowance for Loan Losses

     A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):

                                                            1998           1997

Balance at January 1                                     $ 7,416        $ 7,144
Allowance of Acquired Subsidiary                              72           --
Provision for Loan Losses                                    176             21
Recoveries of Prior Loan Losses                              283            749
Loan Losses Charged to the Allowance                      (1,094)          (662)
                                                         -------        -------
Balance at September 30                                  $ 6,853        $ 7,252
                                                         =======        =======

Note 6 - Business Combinations

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


                                     GERMAN AMERICAN
                                         BANCORP                CSB                FSB
                                (as previously reported)      BANCORP           FINANCIAL        COMBINED

For the period January 1, 1998
       through June 1, 1998

         Net interest income                $8,518          $1,186                $250            $9,954
         Net income / (Loss)                $2,548            $444               $(64)            $2,928


For the three months ended
     September 30, 1997

         Net interest income                $5,084            $752          $      ---            $5,836
         Net income                         $1,563           $(11)          $      ---            $1,552


For the nine months ended
     September 30, 1997

         Net interest income               $14,936          $2,202           $     ---           $17,138
         Net income                         $4,687            $397           $     ---            $5,084


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

Note 8 -- Subsequent Events

     On November 2, 1998 the Company announced that its Board of Directors had declared its annual 5 percent stock dividend, payable on or before December 15, 1998 to shareholders of record on November 30, 1998. The Board of Directors also declared a cash dividend of $0.12 per share payable on or before November 20, 1998 to shareholders of record November 10, 1998.

     Effective November 10, 1998 1st BANCORP received the fairness opinion of its financial advisor referred to in Note 7. Accordingly, this condition to the 1st BANCORP transaction has been satisfied.

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

     This section presents an analysis of the consolidated financial condition of the Company as of September 30, 1998 and December 31, 1997 and the consolidated results of operations for the periods ended September 30, 1998 and 1997. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1997 Annual Report to Shareholders.

     On June 1, 1998 the Company consummated mergers with the parent companies of Citizens State and FSB Bank of Francisco, Indiana ("FSB Bank"). Both transactions were accounted for as poolings of interests. FSB Bank and an existing affiliate, Community Trust Bank of Otwell, Indiana were merged into the Citizens State charter on that date. Results for periods prior to June 1, 1998 have been retroactively adjusted to give effect for all stock splits and dividends, and for the merger with the parent company of Citizens State Bank of Petersburg, Indiana. Prior year results exclude the effect of the June 1, 1998 merger with the parent company of FSB Bank of Francisco, Indiana, as restatement would not have resulted in a material change in overall financial results.

RESULTS OF OPERATIONS

Net Income:

     Including the unusual items referred to below, reported net income for the quarter and year-to-date ended September 30, 1998 was $1,588,000 or $0.25 per share, and $5,132,000 or $0.81 per share, respectively. This compares to reported net income for the third quarter of 1997 of $1,552,000 or $0.24 per share, and for the year-to-date ended September 30, 1997 of $5,084,000 or $0.80 per share.

     Net operating results reported above include the effects of certain one-time or unusual items, primarily expenses and charges associated with the Company's merger and acquisition activities. In addition, the third quarter of 1997 included a special provision of $350,000 at one of the Company's affiliates. Year-to-date 1997 also included a negative provision of $750,000 related to the recovery of a single previously charged-off credit at another of the Company's affiliates.

     As adjusted for the effects of these one-time and unusual items, the Company's operating results were $1,917,000 or $0.30 per share for the third quarter of 1998, and $5,481,000 or $0.86 per share for the year-to-date ended September 30, 1998. This represents a 6% increase from adjusted operating results of $1,808,000 or $0.28 per share for the third quarter of 1997, and $5,182,000 or $0.82 per share for the year-to-date ended September 30, 1997. For further information regarding these one-time or unusual items, see Exhibit 99 which is incorporated herein by reference.

Net Interest Income:

     The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis, at an effective tax rate of 34 percent for each period) for each of the periods presented herein (dollars in thousands):

                                       Three Months             Change from
                                     Ended September 30,        Prior Period

                                       1998       1997       Amount     Percent

Interest Income                      $11,937     $11,328     $   609       5.4%
Interest Expense                       5,469       5,161         308       6.0
                                     -------     -------     -------
     Net Interest Income             $ 6,468     $ 6,167     $   301       4.9
                                     =======     =======     =======

                                       Nine Months              Change from
                                   Ended September 30,          Prior Period

                                  1998           1997       Amount      Percent

Interest Income                 $35,278         $33,324    $ 1,954        5.9%
Interest Expense                 15,982          15,185        797        5.2
                                -------         -------     ------
     Net Interest Income        $19,296         $18,139    $ 1,157        6.4
                                =======         =======    =======

     The increase in net interest income for the three and nine months ended September 30, 1998 compared to the same periods of 1997 was primarily due to an increase of loans, which generally provide a higher yield than investment securities, in the mix of average earning assets. Net interest income, on a tax-equivalent basis expressed as a percentage of average earning assets, is referred to as the net interest margin, which represents the average net effective yield on earning assets. For the first nine months of 1998, the net interest margin declined somewhat to 4.61 percent from 4.65 percent for the comparable period of 1997.

Provision For Loan Losses:

     The Company provides for future loan losses through regular provisions to the allowance for loan losses. These provisions are made at a level which is considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

     The consolidated provision for loan losses was $176,000 and $21,000 for the first three quarters in 1998 and 1997 and $57,000 and $447,000 in the third quarter in 1998 and 1997. The third quarter of 1997 included a special provision of $350,000 at one of the Company's affiliates. Year to date 1997 also included a negative provision of $750,000 related to the recovery of a single previously charged-off credit at another of the Company's affiliates. The provision for loan losses to be recorded in future periods will be subject to adjustment based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

     Net charge-offs were $337,000 or 0.08 percent of average loans for the three months ended, and $811,000 or 0.20 percent of loans for the nine months ended September 30, 1998. Net charge-offs (recoveries) for the third quarter of 1997 were $(149,000) or 0.04 percent of loans and were $(87,000) or 0.02 percent of loans for the first nine months of 1997. The bulk of the 1998 charge-offs occurred at Citizens State, in large part based on the results of a bank examination earlier in the year. Citizens State had previously fully reserved a specific allowance against the bulk of these loans. Non-performing loans as a percentage of total loans were 0.85 percent and 0.86 percent, respectively on September 30, 1998 and December 31, 1997. See discussion under "Financial
Condition" for more information regarding the allowance for loan losses and non-performing assets.

Noninterest Income:

     Noninterest income increased approximately 9.4 percent over the prior year to date, excluding net gains on sales, and was $751,000 and $2,292,000 for the third quarter and year-to-date ended September 30, 1998. This compares to $758,000 and $2,095,000 for the same periods in 1997. Higher revenues resulted from an 11 percent increase in service charges on deposits, a 20 percent increase in investment services income and an increase of approximately $87,000 from other ventures.

Noninterest Expense:

     The following analysis of changes in noninterest expense includes the effects of one-time or unusual items, primarily expenses and charges associated with the Company's merger and acquisition activities. In addition, 1997 results below and their comparison to 1998 have not been restated for the effect of the June 1, 1998 merger with the parent company of FSB Bank of Francisco, Indiana.

     Noninterest expense was $4.4 million for the third quarter of 1998 compared to $3.8 million for the third quarter of 1997. Year-to-date 1998 results were $12.8 million versus $11.6 million for the first nine months of 1997. This represented a 17 percent increase for the quarter and 10 percent for the year-to-date ended September 30, 1998 over the comparative periods for the prior year. Noninterest expense slightly increased as an annualized percentage of average total assets to 2.86 percent in 1998 from 2.76 percent in the prior year.

     Salaries and Employee Benefits totaled $2.3 million and $6.9 million, respectively, for the third quarter and year-to-date ended September 30, 1998 or 54 percent of total noninterest expense. These expenses increased approximately 11 percent over the same periods for 1997, when salaries and employee benefits totaled $2.1 million and $6.3 million, respectively. Increases were incurred in base compensation and selected benefits, including the Company's employee computer purchase program, beginning in late 1997.

     Total occupancy, furniture and equipment expense for the first nine months of 1998 totaled $1.9 million. This was approximately $184,000 or 11 percent greater than the $1.7 million incurred for the same period of the prior year. These expenses are expected to continue to be higher in comparison to the prior year, largely as a consequence of upgrading the Company's computer systems at its existing and new affiliates. The Company is continuing its strategy to implement state-of-the-art computer processing to provide the opportunities to, over the long-term, better control the level of employee related expenses and improve the quality of customer service provided by all of its affiliate community banks.

     Computer processing fees increased $114,000 in the first three quarters of 1998 from the first three quarters of 1997. Nearly all of this difference is attributable to conversion of new affiliates to the Company's data processing systems. Professional fees for the first nine months of 1998 totaled $619,000. This was a reduction of $127,000 from the $746,000 recorded for the same period of 1997, primarily due to a reserve for legal fees established in the third quarter of 1997, related to an unasserted potential claim.

     Other operating expenses increased approximately 15 percent from $845,000 and $2,438,000 in the first three and nine months of 1997 to $1,034,000 and $2,790,000 in the first three and nine months of 1998. These increases were incurred due to the introduction of new banking products, timing of employee related expenses and a refund of SAIF assessment fees received in the first quarter of 1997.

FINANCIAL CONDITION

     Total assets at September 30, 1998 were $613 million. This was an increase of $37 million from the December 31, 1997 total asset position and was due to an increase in the loan portfolio.

     Deposits at September 30, 1998 were $530 million, which was a $30 million increase from year-end 1997. Transaction deposits experienced a seasonal decline from year-end, while interest-bearing deposits increased $35 million. Combined Short- and Long-term Borrowings at September 30, 1998 were $8.4 million, up $2.8 million from the December 31, 1997 position.

     All of the Company's affiliate banks are members of the Federal Home Loan Bank System ("FHLB"). The banks' membership in the FHLB provides an additional source of liquidity for both long and short-term borrowing needs. The Company had $1 million in FHLB borrowings outstanding at September 30, 1998.

Non-performing Assets:

     The following is an analysis of the Company's non-performing assets at September 30, 1998 and December 31, 1997 (dollars in thousands):

                                                 September 30,      December 31,
                                                     1998                 1997

Nonaccrual Loans                                    $  469               $  562
Loans contractually past
   due 90 days or more                               3,056                2,710
Renegotiated Loans                                      --                   --
                                                    ------               ------
     Total Non-performing Loans                      3,525                3,272
                                                    ------               ------
Other Real Estate                                      226                  146
                                                    ------               ------
     Total Non-performing Assets                    $3,751               $3,418
                                                    ------               ======

Allowance for Loan Losses to
     Non-performing Loans                           194.41%              226.65%
Non-performing Loans to Total Loans                   0.85%                0.86%
Allowance for Loan Losses to Total Loans              1.65%                1.96%


Capital Resources:

     Shareholders' equity totaled $67.0 million at September 30, 1998 or 10.9 percent of total assets, and $62.1 million at December 31, 1997 or 10.8 percent of total assets.

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

     At September 30, 1998 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

     The table below presents the Company's consolidated risk-based capital structure and capital ratios under regulatory guidelines (dollars in thousands):

                                                    September 30,   December 31,
                                                        1998            1997
Tier 1 Capital:
    Shareholders' Equity as presented
      on the Balance Sheet                            $  66,967       $  62,079
    Less: Unrealized Appreciation on
      Securities Available-for-Sale                      (1,130)           (767)
    Less:  Intangible Assets and
      Ineligible Deferred Tax Assets                     (1,525)         (1,713)
                                                      ---------       ---------
        Total Tier 1 Capital                             64,312          59,599
Tier 2 Capital:
    Qualifying Allowance for Loan Loss                    5,292           4,786
                                                      ---------       ---------
        Total Capital                                 $  69,604       $  64,385
                                                      =========       =========

Risk-adjusted Assets                                  $ 421,825       $ 378,770


                                                           To be Well
                                                           Capitalized
                                                          Under Prompt
                                          Minimum for      Corrective
                                            Capital          Action
                                           Adequacy        Provisions      September 30,      December 31,
                                           Purposes         (FDICIA)           1998               1997
Leverage Ratio                                4.00%             5.00%         10.89%             10.59%
Tier 1 Capital to Risk-adjusted Assets        4.00%             6.00%         15.25%             15.73%
Total Capital to Risk-adjusted Assets         8.00%            10.00%         16.50%             17.00%


LIQUIDITY

    The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first nine months of 1998, operating activities provided $4.2 million of available cash, which included net income of $5.1 million. Major cash outflows experienced during this nine month period of 1998 included $2.1 million in dividends, $1.8 million in property and equipment purchases and net loan outlays in the amount of $28.1 million. The net cash outlay for securities was $14.0 million. Deposits and borrowings increased by $18.6 million during the period. Total cash outflows for the period exceeded inflows by $19.2 million, leaving cash and cash equivalents of $21.2 million at September 30, 1998.

YEAR 2000

    All banks and financial institutions are faced with addressing a potentially materially adverse event should their computer and operating systems fail to accurately process their customers' deposit, loan and other business in the Year 2000. The Company, like any financial institution, would suffer an interruption in its ability to transact business should its systems fail due to Year 2000 programming inaccuracy.

    An on-going formal review of the Company's computer systems and systems providers is continuing, in order to determine the extent to which changes must be implemented to avoid or minimize service issues associated with the Year 2000. The Company has developed a formal plan for the review, testing and implementation of procedures to address certain issues that require attention prior to the Year 2000, in order that its operations will not be materially adversely affected. The Company's Year 2000 process is subject to banking agency regulatory guidelines and examination. At this time the Company believes itself to be in compliance with significant regulatory requirements.

    The Company's service provider for all of its loan and deposit account processing activity is Fiserv, a publicly listed company headquartered in Milwaukee, Wisconsin. The Company has designated Fiserv's systems as mission critical for the Year 2000 issue, as that term is defined by bank regulatory requirements. Fiserv, a national service provider for over 3,300 financial institutions, has confirmed to the Company that its renovation and testing of all core systems will be largely completed by December 25, 1998. While the Company can obviously give no assurance as to Fiserv's performance in the completion of this matter, the Company is unaware of any issues that would cause Fiserv to be unable to renovate mission critical systems satisfactorily and therefore has no reason to believe that its reasonably likely worst case scenario would include any material interruption in its ability to transact business. The Company has also reviewed the Year 2000 implications of systems other than its "mission critical" data processing information systems (such as elevators, HVAC, copiers, and the like).

    While the Company has incurred no material costs to date, approximately $450,000 in cash outlays has been budgeted for the remainder of 1998 and 1999. These outlays exclude the cost of implementing the Company's state-of-the-art computer systems upgrade (previously discussed under Noninterest Expense on page
15), but include the Company's expected share of third party systems costs and all other costs to address the Year 2000 issue. For financial statement purposes, expenses associated with these outlays will impact the income statement over a period of one to seven years.

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

    The above summary of the Company's Year 2000 preparations includes forward looking statements, concerning the Company's present expectation that its operations will not be materially adversely affected by Year 2000 issues. However, the Year 2000 issue is pervasive, complex and can potentially affect any computer process, including any equipment utilizing embedded technology like microprocessors. Therefore, there can be no assurance that Year 2000 issues will not be encountered or that their effect on the Company's operations, technology expenditures or customer relationships will not be material.

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.                            Description



      2.1 Agreement and Plan of Reorganization between the Registrant, CSB Bancorp, and Affiliates, dated December 8, 1997. This exhibit is incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed February 26, 1998.

      2.2 Agreement and Plan of Reorganization between the Registrant, FSB Financial Corporation, and Affiliates, dated January 30, 1998. This exhibit is incorporated by reference from Exhibit
                    2.2 to the Registrant's Registration Statement on Form S-4 filed on February 26, 1998.

      2.3 Agreement and Plan of Reorganization dated as of August 6, 1998 between 1st Bancorp and the Registrant. This exhibit is incorporated by reference from exhibit 2.3 to the registrants Quarterly report on Form 10Q for the quarter ended June 30, 1998.

      2.4 Stock Option Agreement dated as of August 6, 1998 between 1st Bancorp and Registrant. This exhibit is incorporated by reference from exhibit 2.4 to the registrants Quarterly report on Form 10Q for the quarter ended June 30, 1998.

     10.1 Stock Option Agreement executed August 3, 1998 between the Registrant and Stan J. Ruhe (306 shares).

     10.2 Stock Option Agreement executed August 3, 1998 between the Registrant and Urban R. Giesler (333 shares).

     10.3           Stock Option Agreement  between the Registrant and George W.
                    Astrike dated September 2, 1998. This exhibit is incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 filed October 14, 1998 (No. 333-65633).

     27             Financial Data Schedule for the periods ended  September 30,
                    1998 and 1997.

     99             German American Bancorp reconciliation of earnings.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GERMAN AMERICAN BANCORP

Date November 13, 1998                      By/s/George W. Astrike
                                            ------------------------------------
                                            George W. Astrike
                                            Chairman

Date November 13, 1998                      By/s/John M. Gutgsell
                                            ------------------------------------
                                            John M. Gutgsell
                                            Controller and Principal
                                            Accounting Officer