Form 10-K
period 1998-12-31
GERMAN AMERICAN BANCORP
filed 1999-03-31
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
 (Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  December 31, 1998
                           OR
|   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from___________________to_________________________

                         Commission File Number 0-11244

                            GERMAN AMERICAN BANCORP
-------------------------------------------------------------------------------
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

Securities registered pursuant to Section 12 (g) of the Act:
                           Common Shares, No Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the last trade price reported by NASDAQ as of March 8, 1999 was approximately $160,620,000.

     As of March 8, 1999, there were outstanding 8,766,592 common shares, no par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to Shareholders of German American Bancorp for 1998, to the extent stated herein, are incorporated by reference into Parts I and II.

     (2) Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 22, 1999, to the extent stated herein, are incorporated by reference into Part III.

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

     General

     German American Bancorp (referred to herein as the "Company", the "Corporation", or the "Registrant") is a multi-bank holding company organized in Indiana in 1982. The Company's principal subsidiaries are The German American Bank, Jasper, Indiana ("German American Bank"), First State Bank, Southwest Indiana, Tell City, Indiana ("First State Bank"), and German American Holdings Corporation ("GAHC"), an Indiana corporation that owns all of the outstanding capital stock of both Citizens State Bank, Petersburg, Indiana ("Citizens Bank") and The Peoples National Bank, Washington, Indiana ("Peoples"). Including its recent mergers with the Doty Agency, Inc. of Petersburg, Indiana and 1ST BANCORP of Vincennes, Indiana, the Company operates five affiliate community banks with 25 banking offices and five full-service insurance offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer.

     On June 1, 1998, the Registrant acquired both Citizens State Bank of Petersburg, Indiana and FSB Bank of Francisco, Indiana. Simultaneously with and as an integral part of this merger, Community Trust and FSB were merged with and into Citizens State Bank. This $130 million financial institution serves the Pike and Gibson County Indiana markets.

     In January 1999, the Company acquired 1ST BANCORP of Vincennes, Indiana and The Doty Agency, Inc. (Doty) of Petersburg, Indiana. 1ST BANCORP's subsidiaries include First Federal Bank, FSB; First Financial Insurance Agency, Inc.; and First Title Insurance Company, Inc. First Federal Bank operates two retail branches in Vincennes, Indiana and a mortgage loan origination office in Evansville, Indiana. First Financial Insurance Agency has offices in Vincennes and Princeton, Indiana. Doty is a general multi-line, full-service insurance agency with offices in Pike and Knox counties in Indiana. The information herein excludes the results of the mergers with 1ST BANCORP and Doty. Financial statements for all periods prior to the mergers will be retroactively restated in all future reports to give effect to these combinations.

     Through its banking subsidiaries, the Company generates commercial, installment and mortgage loans and receives deposits from customers located primarily in the local market area. The overall loan portfolio is diversified among a variety of individual borrowers; however, a significant portion of such debtors depend upon the agriculture, poultry and wood furniture manufacturing industries for employment. Although wood manufacturers employ a significant number of people in the Company's market area, the Company does not have a concentration of credit to companies engaged in that industry. The majority of the Company's loans are secured by specific items of collateral including business assets, consumer assets and real property. Prior to the January 1999 merger, the Company operated primarily in the banking industry.

     Additional information regarding the Company and its subsidiaries is included in the Company's Annual Report to Shareholders for 1998, selected portions of which are filed as Exhibit 13 to this Annual Report on Form 10-K (the "Shareholders' Report") and are incorporated herein by reference.

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

     Employees

     At January 31, 1999 the Company and its subsidiaries, including its recent acquisitions, employed approximately 385 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

     The BHC Act, the National Bank Act, the Home Owners Loan Act, and Indiana law restrict expansion by the Company and its bank subsidiaries. Under current Indiana law and the National Bank Act, the Company's national and state chartered commercial banks may establish an unlimited number of branches anywhere within the State of Indiana. Under the Home Owners Loan Act, First Federal Bank may branch, subject to certain conditions, anywhere within the United States. Under the BHC Act, the Company may establish non-banking offices without geographical limitation.

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

     The Company's subsidiary banks are under the supervision of and subject to examination by one or more of the Indiana Department of Financial Institutions, the Office of Comptroller of Currency, the Federal Deposit Insurance Corporation ("FDIC") and the Office of Thrift Supervision. Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

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

     The Company and its bank subsidiaries are required by law to maintain minimum levels of capital. These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios. The Company significantly exceeds the minimum required capital levels for each measure of capital adequacy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources," included in the Shareholders' Report.

     Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation
Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed "Well Capitalized." Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or "core", capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 1998, the Company had a total risk-based capital ratio of 16.59%, a Tier 1 risk-based capital ratio of 15.34% (based on Tier 1 capital of $65,114,000 and total risk-weighted assets of $424,605,000), and a leverage ratio of 10.77%. The Company meets all of the requirements of the "Well Capitalized" category and, accordingly, the Company does not expect these regulations to significantly impact operations.

     Statistical Disclosures

     The following statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), Selected Financial Data (Item 6), and the financial statements and notes (Item 8) included elsewhere herein through incorporation by reference to the indicated pages of the Shareholders' Report. This data does not include data for 1St BANCORP and the Doty Agency, Inc., which were acquired subsequent to December 31, 1998.

Securities (in thousands)

The following tables set forth the carrying amount of Securities at the dates indicated:

                                                                                 December 31,

                                                                   1998              1997             1996
                                                                   ----              ----             ----
Securities Held-to-Maturity:

U.S. Treasury and other
     U.S. Government Agencies
     and Corporations.................................              ---            $5,598           $2,720

State and Political Subdivisions......................          $27,591            24,983           18,253

Asset- / Mortgage-backed Securities...................            1,202             2,369              999

Corporate Securities..................................              ---               311               47

Other Securities......................................            2,084             2,121            1,798
                                                                  -----             -----            -----


     Subtotal of Securities
         Held-to-Maturity.............................          $30,877           $35,382          $23,817
                                                                -------           -------          -------

Securities Available-for-Sale:

U.S. Treasury and other U.S.
     Government Agencies
     and Corporations.................................          $63,788           $58,575          $54,191

State and Political Subdivisions......................           30,455            21,670           24,250

Asset- / Mortgage-backed Securities...................           41,780            15,661           24,078

Corporate Securities..................................              ---             4,529            7,245
Other Securities.....................................               ---                14                7
                                                                    ---                --                -

     Subtotal of Securities
         Available-for-Sale...........................          136,023           100,449          109,771
                                                                -------           -------          -------


         Total Securities.............................         $166,900          $135,831         $133,588
                                                               ========          ========         ========

The following table sets forth the contractual maturities of securities at December 31, 1998 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the maturity of each security.) Contractual maturities may differ from actual due to rights to prepay or call. Other securities totaling $2,084 are comprised of restricted stock which do not have contractual maturities and are excluded from the table below.

                                                                      Maturing
---------------------------------------------------------------------------------------------------------------------------
                                  Within               After One But              After Five But            After Ten
                                 One Year            Within Five Years           Within Ten Years             Years
---------------------------------------------------------------------------------------------------------------------------

                            Amount     Yield       Amount        Yield           Amount      Yield        Amount     Yield
----------------------------------------------------------------------------------------------------------------------------


U.S. Treasury and
    other Government
    Agencies and
    Corporations..........     $502    5.99%        $27,372       5.95%         $29,929      6.15%        $5,985     6.26%
State and Political
    Subdivisions..........    4,691    8.80%         12,835       8.46%          14,223      8.41%        26,297     8.68%
Asset- / Mortgage-backed
    Securities............      801    6.53%          4,816       6.36%           2,680      6.25%        34,685     6.44%
                                ---                   -----                       -----                   ------


       Totals.............   $5,994    8.26%        $45,023       6.71%         $46,832      6.84%       $66,967    7.30%
                             ======                 =======                     =======                  =======


A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                                              (dollar references in thousands)
                                                  1998 compared to 1997                1997 compared to 1996
                                                  ---------------------                ---------------------

                                             Increase / (Decrease) Due to (1)       Increase / (Decrease) Due to (1)
                                             ------------------------------------------------------------------------

                                            Volume        Rate           Net             Volume        Rate          Net
 Interest Income:
   Federal Funds Sold.....................  $(208)         $40         $(168 )            (196)         135          (61)
   Short-term Investments.................    163           (6)          157               (68)          (2)         (70)
   Taxable Securities.....................   (101)        (156)         (257 )             204          439          643
   Nontaxable Securities (2)..............    625           (2)          623               444          (15)         429

   Loans and Leases (3)...................  3,318         (888)        2,430             1,712         (231)       1,481
                                          -------------------------------------------------------------------------------

Total Interest Income.....................  3,797       (1,012)        2,785             2,096          326        2,422
                                            -----------------------------------------------------------------------------

Interest Paid:
   Savings and Interest-bearing
       Demand.............................    196         (317)         (121 )              14           62           76
   Time Deposits..........................  1,248         (111)        1,137             1,143          (57)       1,086
   Short-term Borrowings..................      9           (3)            6               (98)         (13)        (111)
   Notes Payable..........................    141           (4)          137              (121)          30          (91)
                                          --------------------------------------------------------------------------------

Total Interest Expense....................  1,594         (435)        1,159               938           22          960
                                          --------------------------------------------------------------------------------

Net Interest Earnings..................... $2,203        $(577)       $1,626             1,158          304        1,462
                                          ================================================================================


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Change in interest income include the effect of tax equivalent adjustments using a tax rate of 34 percent for all years presented.
(3) Interest income on loans includes loan fees of $827, $610, and $658 for 1998, 1997, and 1996, respectively.


    The following is a schedule of loans by major category for each reported period:

                                                                                December 31,
                                                                      (dollar references in thousands)
                                                    1998            1997             1996             1995           1994
                                                    ----            ----             ----             ----           ----

 Real Estate Loans Secured
   by 1-4 Family Residential
   Properties................................     $138,710       $126,287         $110,448         $102,348        $99,225

Loans to Finance Agricultural
   Production, Poultry and Other
   Loans to Farmers..........................       62,736         60,421           64,415           69,000        75,041
Commercial and Industrial
   Loans.....................................      127,384        110,749          113,092          101,021         93,588
Loans to Individuals for
   Household, Family and Other
   Personal Expenditures.....................       81,891         79,378           67,980           59,613        46,997
Economic Development
   Commission Bonds..........................          500            500              575              608           625
 Lease Financings............................          821          1,045            1,279            2,167         2,603
                                                       ---          -----            -----            -----         ------

   Total Loans...............................     $412,042       $378,380         $357,789        $334,757        $318,079
                                                  ========       ========         ========        ========        ========

    The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences, installment loans and lease financing) outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the periods indicated.


                                                                                 Maturing
                                                                        (dollar references in thousands)
                                                       Within           After One               After
                                                        One             But Within              Five
                                                        Year            Five Years              Years            Total

Commercial, Agricultural
     and Poultry................................      $71,404               $66,708              $52,508         $190,620


                              Interest Sensitivity

                                              Fixed                    Variable
                                              Rate                        Rate

Loans maturing after
    one year.............................    $36,319                   $82,897

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

    The following table presents information concerning the aggregate amount of nonperforming assets. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans contractually past due 90 days or more as to interest or principal payments (but not included in the loans in
(a) above) ("past due loans"); and (c) loans not included above which are "troubled debt restructuring" as defined in Statement of Financial Standards No. 15 "FASB 15", "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("restructured loans").

                                                                                December 31,
                                                                      (dollar references in thousands)

                                                      1998             1997            1996             1995          1994
                                                      ----             ----            ----             ----          ----


Nonaccrual Loans.................................     $1,920          $1,238           $2,003          $1,891       $1,695
Past Due Loans...................................      1,169           2,832            1,168           2,753          664
Restructured Loans...............................        ---             ---              ---             122           26
                                                         ---             ---              ---             ---          ---
    Total Nonperforming Loans....................      3,089           4,070            3,171           4,766        2,385
Other Real Estate................................        226             388              529             823        1,156
                                                         ---             ---              ---             ---        -----
    Total Nonperforming
    Assets.......................................     $3,315          $4,458           $3,700          $5,589       $3,541
                                                      ======          ======           ======          ======       ======

     Loans are placed on nonaccrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection. The gross interest income that would have been recognized in 1998 on nonperforming loans if the loans had been current in accordance with their original terms is $293. Interest income recognized on nonperforming loans for 1998 was $187.

    Statements of Financial Accounting Standards No. 114 and No. 118 were adopted January 1, 1995. These standards require recognition of loan impairment if a loan's full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. No increase to the allowance for loan losses was required at January 1, 1995 as a result of the adoption of these new standards. The total dollar amount of impaired loans at December 31, 1998 was $1,156,000. For additional detail on impaired loans, see Note 3 of the consolidated financial statements included in the Shareholders' Report (Exhibit 13.4).

    At December 31, 1998, the Company had a total of $9,475,000 of loans on its commercial loan watch list. All loans on the watch list that are on non-accrual or are past due 90 days or more are included in the table above. Loans may be placed on the watch list as a result of delinquent status, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance.

    It is management's belief that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that are not included in the table and discussion above, do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity or capital resources. At December 31, 1998 there were no material credits not already disclosed as nonperforming, impaired or as watch list about which management is aware of possible credit problems of borrowers which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. This paragraph includes forward-looking statements that are based on management's assumptions concerning future economic and business conditions as they affect the local economy in general and the Company's borrowers in particular, which economic and business assumptions are inherently uncertain and subject to risk and may prove to be invalid. Readers are also cautioned that management relies upon the truthfulness of statements made by the borrowers, and that misrepresentation by borrowers is an inherent risk of the activity of lending money that could cause these forward-looking statements to be inaccurate.

Summary of Loan Loss Experience
    (in thousands)

    The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance which have been charged to expense.

                                                                       Year Ended December 31,

                                                         1998           1997           1996            1995         1994
                                                         ----           ----           ----            ----         ----
Balance of allowance for possible
   losses at beginning of period......................   $7,416         $7,144          $7,552         $7,325       $6,487
Addition of Affiliate Banks...........................       80            ---             ---            ---          195
Loans charged-off:
   Real Estate Loans Secured by 1-4 Family
       Residential Properties.........................      238             41              37            221          113
Loans to Finance Agricultural Production, Poultry
   and Other Loans to Farmers.........................      ---            ---             286            ---          ---
Commercial and Industrial Loans.......................      342            401             481            107          147
Loans to Individuals for Household, Family
   and Other Personal Expenditures....................    1,003            505             269            249          175
Economic Development Bonds............................      ---            ---             ---            ---          ---
                                                            ---            ---             ---            ---          ---

   Total Loans charged-off............................    1,583            947           1,073            577          435
                                                          -----            ---           -----            ---          ---

Recoveries of previously charged-off Loans:
   Real Estate Loans Secured by 1-4 Family
       Residential Properties.........................       74            ---              14              6           15
Loans to Finance Agricultural Production, Poultry
   and Other Loans to Farmers.........................       19             66             125            560          ---
Commercial and Industrial Loans.......................       73            665             126             66          290
Loans to Individuals for Household, Family
   and Other Personal Expenditures....................      196             88              55             75           61
Economic Development Commission Bonds.................      ---            ---             ---            ---          ---
                                                            ---            ---             ---            ---          ---

   Total Recoveries...................................      362            819             320            707          366
                                                            ---            ---             ---            ---          ----

Net Loans recovered  / (charged-off)..................  (1,221)          (128)           (753)            130         (69)
                                                        ------           -----           -----            ---         ----

Additions to allowance charged to expense.............      583            400             345             97          712
                                                            ---            ---             ---             --          ---

Balance at end of period..............................   $6,858         $7,416          $7,144         $7,552       $7,325
                                                         ======         ======          ======         ======       ======

Ratio of net recoveries / (charge-offs) during
   the period to average loans outstanding..........      (0.30)%         (0.03)%        (0.21)%          0.04%       (0.02)%
                                                          =====           =====          =====            ====        =====

The following table indicates the breakdown of the allowance for loan losses for the periods indicated:

                                                                   (dollar references in thousands)
                                            December 31,                    December 31,                 December
31,
                                                 1998                            1997                         1996
                                                 ----                            ----                         ----


                                        Allowance     Ratio of           Allowance    Ratio of         Allowance   Ratio of
                                                      Loans to                        Loans to                     Loans to
                                                        Total                           Total                        Total
                                                        Loans                           Loans                        Loans

Residential Real Estate..............       $388        33.66%               $373       33.38%           $364       30.87%
Agricultural Loans...................        902        15.23%              1,001       15.97%          1,322       18.00%
Commercial and
   Industrial Loans..................      2,386        31.12%              2,576       29.54%          2,461       31.97%
Loans to Individuals.................        800        19.87%                909       20.98%            702       19.00%
Economic Development
   Commission Bonds..................        ---         0.12%                ---        0.13%            ---        0.16%
Unallocated..........................      2,382           N/A              2,557          N/A          2,295          N/A
                                           -----                            -----                       -----

Totals...............................     $6,858       100.00%             $7.416      100.00%         $7,144      100.00%
                                          ======                           ======                      ======


                                                       (dollar references in thousands)
                                             December 31,                   December 31,
                                                 1995                            1994
                                                 ----                            ----

                                        Allowance     Ratio of           Allowance    Ratio of
                                                      Loans to                        Loans to
                                                        Total                           Total
                                                        Loans                           Loans

Residential Real Estate..............       $268        30.94%               $255       31.21%
Agricultural Loans...................      2,693        20.33%              2,256       23.32%
Commercial and
    Industrial Loans.................      2,163        30.61%              1,389       29.35%
Loans to Individuals.................        683        17.94%                682       15.93%
Economic Development
    Commission Bonds.................        ---         0.18%                ---         .19%
Unallocated..........................      1,745           N/A              2,743          N/A
                                           -----                            -----

Totals  .............................     $7.552       100.00%             $7,325      100.00%
                                          ======                           ======

The average amount of deposits is summarized for the periods indicated in the following table:

                                                                 (dollar references in thousands)
                                                                             December 31,

                                                   1998                          1997                         1996
                                                   ----                          ----                         ----


                                              Average                     Average                      Average
                                             Balance      Rate            Balance       Rate            Balance      Rate


Demand Deposits
    Non-interest Bearing...............      $56,249      ---              $53,911       ---            $51,332      ---
    Interest Bearing...................       62,734      1.71%             61,900       2.11%           61,655      2.25%
Savings Deposits.......................       85,779      3.08%             79,156       3.19%           78,859      3.00%
Time Deposits..........................      319,054      5.46%            296,218       5.50%          275,424      5.52%
                                             -------                       -------                      -------

    Totals.............................     $523,816      4.04%           $491,185       4.10%         $467,270       4.06%
                                            ========                      ========                     ========


   Maturities of time certificates of deposit of $100,000 or more are summarized as follows:

                                                   December 31,
                                                       1998
                                                  (in thousands)
3 months or less...............................        $16,807
Over 3 through 6 months........................         5,008
Over 6 through 12 months.......................         8,437
Over 12 months.................................         9,232
                                                        -----
   Total.......................................        $39,484
                                                       =======

Return on Equity and Assets

The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, are as follows:


                                                                   Year Ended December 31,

                                                             1998            1997         1996
                                                             ----            ----         ----

Percentage of Net Income to:
    Average Shareholders' Equity.....................       10.16%          10.79%       10.08%
    Average Total Assets.............................        1.10%           1.15%        1.04%
Percentage of Dividends
    Declared per Common Share
    to Net Income per
      Common Share (1)...............................       45.00%          39.18%       35.29%
Percentage of Average
    Shareholders' Equity to
    Average Total Assets.............................       10.81%          10.61%       10.36%


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

Item 2. Properties.

       The Company conducts its operations from the main office building of German American Bank at 711 Main Street, in Jasper, Indiana. The main office building contains approximately 23,600 square feet of office space. The Banks and other subsidiaries conduct their operations from 31 other locations in Southwest Indiana.

Item 3. Legal Proceedings.

       There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company's subsidiary banks to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

       There was no matter submitted during the fourth quarter of 1998 to a vote of security holders, by solicitation of proxies or otherwise, except that the Company's shareholders approved the merger of 1ST BANCORP into the Company at a special meeting held December 15, 1998, by the following vote:

FOR    .............................................      4,315,895
AGAINST OR WITHHELD.................................         14,988
ABSTENTION OR BROKER NONVOTE........................         37,492


Special Item.   Executive Officers of the Registrant.


          NAME               AGE                  TITLE AND FIVE YEAR HISTORY


George W. Astrike             (63)              Chairman of the Company since January 1, 1999; Chairman and CEO of the Company from 1995 through 1998;  Chairman of German American Bank since 1995; Chairman and President prior thereto.  Director of each of the other
                                                Banks since acquisition by the Company.

Mark A. Schroeder             (45)              President and Chief Executive Officer since January 1, 1999;
                                                President and Chief Operating Officer of the Company from 1995 through 1998; Vice President / Chief Operating Officer prior thereto.  Director of each of the other Banks since acquisition by the Company.


Richard E. Trent              (40)              Vice President / Chief Financial Officer of the Company since
                                                December, 1997; Vice President, Budgets & Financial Analysis of
                                                CNB Bancshares from January, 1997; Manager of Finance and
                                                Planning, Wells Fargo Bank from August, 1996;  Various financial officer capacities within American General Finance, Inc. and subsidiaries prior thereto.


Urban Giesler                 (61)              Treasurer and Secretary of the Corporation; Senior Vice President -
                                                Personal Banking of German American Bank.


Stan J. Ruhe                  (47)              Executive Vice President - Credit Administration of the Company
                                                since 1995.  Executive Vice President of German American Bank since
                                                1995; Senior Vice President - Credit Administration prior thereto.

James E. Essany               (44)              Senior Vice President - Marketing of the Company since 1995;
                                                Senior Vice President - Operations / Administration of German
                                                American Bank prior thereto.

John M. Gutgsell              (43)              Vice President and Controller of the Company / Chief Accounting
                                                Officer since 1995; Vice President and Controller of German American Bank prior thereto.

     There are no family relationships between any of the officers of the Corporation. All officers are elected for a term of one year.

                                     PART II

       The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1998 ("Shareholders' Report").

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

       See "Market and Dividend Information" on page 37 of the Shareholders' Report which is filed as Exhibit 13.1 to this report and is incorporated herein by reference.

       During the three years ended December 31, 1998, the Company issued an aggregate of 63,714 shares of its common stock to executive officers upon their exercise of stock options granted to them under the Company's 1992 Stock Option Plan. These shares were sold without registration under the Securities Act of 1933 in reliance upon the section 4(2) exemption for offers and sales not involving a public offering.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

    The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks which impact the Company's operations are liquidity risk and interest rate risk.

    The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations explained in Note 17 to the consolidated financial statements in the Company's Annual Report. The affiliate banks source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and long-term borrowings from the Federal Home Loan Bank. Further detail is provided in the sections entitled SOURCES OF FUNDS and USES OF FUNDS contained in Management's Discussion and Analysis in the Company's Annual Report.

    The Company monitors interest rate risk by the use of computer simulation modeling to estimate the potential impact on its net interest income under various interest rate scenarios, and by estimating its static interest rate sensitivity position. Management's approach to monitoring and mitigating these risks is explained in the LIQUIDITY AND INTEREST RATE RISK MANAGEMENT section of Management's Discussion and Analysis in the Company's Annual Report.

    Another method by which the Company's interest rate risk position can be estimated is by computing estimated changes in its net portfolio value ("NPV"). This method estimates interest rate risk exposure from movements in interest rates by using interest rate sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

    NPV represents the market value of portfolio equity and is equal to the estimated market value of assets minus the estimated market value of liabilities. Computations are based on a number of assumptions, including the relative levels of market interest rates and prepayments in mortgage loans and certain types of investments. These computations do not contemplate any actions management may undertake in response to changes in interest rates, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the method of computing NPV. Should interest rates remain or decrease below current levels, the proportion of adjustable rate loans could decrease in future periods due to refinancing activity. In the event of an interest rate change, prepayment levels would likely be different from those assumed in the table. Lastly, the ability of many borrowers to repay their adjustable rate debt may decline during a rising interest rate environment.

    The table below provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 1998 the Company's estimated NPV might be expected to decrease in the event of an increase in prevailing interest rates, and might be expected to increase in the event of a decrease in prevailing interest rates.


                            Net Portfolio Value
 Changes in Rates            In Thousands                Dollar Change               % Change

   +2%                         $57,625                    $(22,159)                   (28%)
   +1%                          67,056                     (12,728)                   (16%)
   Base                         79,784                        ---                     ---
   -1%                          82,865                       3,081                      4%
   -2%                          84,268                       4,484                      6%


Item 8.  Financial Statements and Supplementary Data.

       The financial statements of the Company and related notes on pages 16 through 35 of the Shareholders' Report and the Auditors' Report thereon on page 36 of the Shareholders' Report which are filed as Exhibit 13.4 to this report, are incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

       Information relating to Directors of the Corporation will be included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999 which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Report (the "1999 Proxy Statement"), which section is incorporated herein by reference in partial answer to this Item.

       Information relating to Executive Officers of the Corporation is included under the caption "Executive Officers of the Registrant" under Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

       Information relating to compensation of the Corporation's Executive Officers and Directors will be included under the captions "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 1999 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions "Election of Directors" and "Principal Owners of Common Shares" of the 1999 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

       Information responsive to this Item 13 will be included under the captions "Executive Compensation Certain Business Relationships and Transactions" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" of the 1999 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   a) The following 1998, 1997, and 1996 consolidated financial statements of the Corporation, and the Auditors' Report therein, included on pages 16 through 37 of the Shareholders' Report, are incorporated into Item 8 of this report by reference.


                                                              Location in
1. Financial Statements                                   Shareholders' Report

        German American Bancorp and Subsidiaries

        Consolidated Balance Sheets at December 31,
        1998 and December 31, 1997                             Page 16

        Consolidated Statements of Income, years
        ended December 31, 1998, 1997, and 1996                Page 17

        Consolidated Statements of Cash Flows, years
        ended December 31, 1998, 1997, and 1996                Page 18

        Consolidated Statements of Changes in
        Shareholders' Equity, years ended
        December 31, 1998, 1997, and 1996                      Page 19

        Notes to the Consolidated Financial
        Statements                                             Pages 20 - 35

        Independent Auditors' Report                           Page 36


 2. Other financial statements and schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or related notes.

b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998 except a report filed November 6, 1998 reporting certain recent financial information under Item 5.

c)  Exhibits:

        The Exhibits described in the Exhibit List immediately following the "Signatures" pages of this report (which are incorporated herein by reference) are hereby filed as part of this report.

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GERMAN AMERICAN BANCORP
                                       (Registrant)

Date:        March 26, 1999           By/s/George W. Astrike
             --------------             ---------------------------------------
                                        George W. Astrike,
                                        Chairman of the Board


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:        March 26, 1999           /s/Mark A. Schroeder
                                      Mark A. Schroeder, President and Director
                                      (Chief Executive Officer)


Date:        March 26, 1999           /s/George W. Astrike
                                      George W. Astrike, Director


Date:        March 26, 1999           /s/David G. Buehler
                                      David G. Buehler, Director


Date:        March 26, 1999           /s/David B. Graham
                                      David B. Graham, Director


Date:        March 26, 1999           /s/William R. Hoffman
                                      William R. Hoffman, Director


Date:
                                      Michael B. Lett, Director


Date:
                                      James C. McCormick, Director


Date:        March 26, 1999           /s/Gene C. Mehne
                                      Gene C. Mehne, Director


Date:        March 26, 1999           /s/A.W. Place Jr.
                                      A. W. Place Jr., Director


Date:        March 26, 1999           /s/Robert L. Ruckriegel
                                      Robert L. Ruckriegel, Director


Date:        March 26, 1999           /s/Larry J. Seger
                                      Larry J. Seger, Director



Date:        March 26, 1999           /s/Joseph F. Steurer
                                      Joseph F. Steurer, Director


Date:        March 26, 1999           /s/C.L. Thompson
                                      C.L. Thompson, Director


Date:        March 26, 1999           /s/Michael J. Voyles
                                      Michael J. Voyles, Director


Date:        March 26, 1999           /s/Richard E. Trent
                                      Richard E. Trent, Vice President
                                      (Chief Financial Officer)


Date:        March 26, 1999           /s/John M. Gutgsell
                                      John M. Gutgsell, Controller
                                      (Principal Accounting Officer)

         Executive
        Compensation
Exhibit  Plans and
Number  Arrangements*                  Exhibit List

2.1 Agreement of Merger dated December 8, 1997, among the Registrant, CSB Bancorp and the Citizens State Bank of Petersburg, as amended, is incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed February 26, 1998.

2.2 Agreement of Merger dated January 30, 1998, among the Registrant, FSB Corporation and the FSB Bank of Francisco, as amended, is incorporated by reference from Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 filed February 26, 1998.

2.3 Agreement and Plan of Reorganization between the Registrant and 1ST BANCORP dated August 6, 1998, is incorporated by reference from Exhibit 2 to the Registrant's Registration Statement on Form S-4 filed October 14, 1998.

3.1 Restated Articles of Incorporation of the Registrant as amended April 23, 1998 are Incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.2 Restated Bylaws of the Registrant as amended August 14, 1990, are incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 1995.

10.1           Sublease  entered by and  between  Buehler  Foods,  Inc.  and The
               German American Bank dated January 2, 1987 (Huntingburg Banking Center Branch) is incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 filed February 28, 1994 (No. 33-75762.)

10.2 Sublease entered by and between Buehler Foods, Inc. and the Bank dated August 1, 1990 (The Crossing Shopping Center Branch) is incorporated by reference to Exhibit 10.12 of the Registrant's Report on Form 10-K for the year ended December 31, 1990.

10.3 Letter dated January 5, 1995 from the German American Bank to Buehler Foods, Inc. notifying Buehler Foods, Inc. of exercise of renewal option on The Crossing Shopping Center Branch is incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 10-K for the year ended December 31, 1994.

10.4  X        The  Registrant's  1992  Stock  Option  Plan,  as  ammended,   is
               incorporated  by reference from Exhibit 10.1 to the  Registrant's
               Registration Statement on Form S-4 filed October 14, 1998.

10.5  X        Schedule  identifying  material terms of Incentive  Stock Options
               (including replacement options) granted to the Registrant's executive officers under the Registrant's 1992 Stock Option Plan.

10.6  X        Executive Deferred Compensation Agreement dated December 1, 1992, between The German American Bank and George W. Astrike, is incorporated herein by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 filed January 21,
               1993.

10.7  X        Director  Deferred  Compensation  Agreement  between  The  German
               American Bank and certain of its Directors, is incorporated herein by reference from Exhibit 10.4 to the Registrant's
               Registration  Statement  on Form S-4 filed  January 21, 1993 (The
               Agreement entered into by George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors.) The schedule following Exhibit 10.4 lists the Agreements with the other
               Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as Exhibit 10.4.

10.8  X        Sublease  entered by and between  Buehler  Foods,  Inc. and First
               State  Bank,   dated  July  25,   1996  (Tell  City   Branch)  is
               incorporated  by reference  to Exhibit  10.9 of the  Registrant's
               Report on Form 10-K for the year ended December 31, 1996.

10.9  X        Stock  Option  Agreement  between  the  Registrant  and George W.
               Astrike dated September 2, 1998 is incorporated by reference or from Exhibit 10.9 to the Registrant's Registration Statement on
               Form S-4 filed October 14, 1998.

10.10 X        Non-Qualified  Index  Executive   Supplemental   Agreement  dated
               September 1, 1998 between the Registant and George W. Astrike.

10.11 X Split Dollar Life Insurance Plan Agreement dated November 5, 1998 between the Registrant and George W. Astrike.

13.1 Market and Dividend Information (page 37) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998.

13.2 Five Year Summary of Consolidated Financial Statements and Related Statistics (page 1) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998.

13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 2 through 15) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998.

13.4 Consolidated financial statements and related notes (pages 16 through 35), Auditor's Report (page 36) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998.

21             Subsidiaries of the Registrant.

23.1           Consent of Crowe, Chizek and Company LLP

23.2           Consent of Gaither, Rutherford & Co., LLP

27             Financial Data Schedule

99             Opinion of Gaither, Rutherford & Co., LLP


*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an "X" in this column.