Form 10-Q
period 1999-03-31
GERMAN AMERICAN BANCORP
filed 1999-05-17
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999

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

YES     X                  NO
        ----------               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                Outstanding at May 10, 1999
Common Stock,  No par value                        8,766,592

                             GERMAN AMERICAN BANCORP

                                      INDEX


PART I.           FINANCIAL INFORMATION

Item 1.
         Consolidated Balance Sheets - March 31, 1999 and
         December 31, 1998

         Consolidated Statements of Income and Comprehensive Income -- Three Months Ended March 31, 1999 and 1998

         Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1999 and 1998

         Notes to Consolidated Financial Statements  --
         March 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.


PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

    a)            Exhibits

    b)            Reports on form 8-K



SIGNATURES

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                             GERMAN AMERICAN BANCORP
                           CONSOLIDATED BALANCE SHEETS
             (unaudited, dollars in thousands except per share data)

                                                                             March 31,           December 31,
                                                                               1999              1998
ASSETS
Cash and Noninterest-bearing Deposits                                       $17,805               $18,097
Interest-bearing Deposits with Banks                                         31,750                31,316
Federal Funds Sold                                                              ---                   175
                                                                                ---                   ---
    Cash and Cash Equivalents                                                49,555                49,588

Loans Held for Sale                                                            7,005                2,449

Certificates of Deposit                                                        1,089                1,299
Securities Available-for-Sale, at Market                                     160,716              151,527
Securities Held-to-Maturity, at Cost                                          28,143               48,346

Total Loans                                                                  614,583              598,936
Less:  Unearned Income                                                          (592)                (848)
       Allowance for Loan Losses                                              (8,748)              (8,323)
                                                                               -----                -----
Loans, Net                                                                   605,243              589,765

Stock in FHLB of Indianapolis, at Cost                                         8,306                7,853
Premises, Furniture and Equipment, Net                                        18,213               17,796
Other Real Estate                                                              1,738                1,156
Intangible Assets                                                              1,903                1,841
Accrued Interest Receivable and Other Assets                                  19,591               25,305
                                                                              ------               ------

       TOTAL ASSETS                                                         $901,502             $896,925
                                                                            ========             ========

LIABILITIES
Noninterest-bearing Deposits                                                 $65,829              $67,218
Interest-bearing Deposits                                                    613,361              597,895
                                                                             -------              -------
    Total Deposits                                                           679,190              665,113

Short-term Borrowings                                                         11,174                7,028
FHLB Advances and Other Long-term Debt                                       109,255              124,381
Accrued Interest Payable and Other Liabilities                                 9,719                9,127
                                                                               -----                -----

       TOTAL LIABILITIES                                                     809,338              805,649

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
    20,000,000 shares authorized                                               8,766                8,705
Preferred Stock, $10 par value; 500,000
    shares authorized, none issued                                               ---                  ---
Additional Paid-in Capital                                                    48,395               47,844
Retained Earnings                                                             34,955               33,916
Accumulated Other Comprehensive Income                                            48                  811
                                                                                  --                  ---

       TOTAL SHAREHOLDERS' EQUITY                                             92,164               91,276
                                                                              ------               ------

       TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY                          $901,502             $896,925
                                                                            ========             ========

Common Shares issued and outstanding at end of period                      8,766,592            8,704,592
                                                                           =========            =========


See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
             (unaudited, dollars in thousands except per share data)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               1999              1998
INTEREST INCOME
Interest and Fees on Loans                                                   $13,008             $12,702
Interest on Federal Funds Sold                                                    27                 291
Interest on Short-term Investments                                               411                 338
Interest and Dividends on Securities                                           2,896               2,893
                                                                               -----               -----
     TOTAL INTEREST INCOME                                                    16,342              16,224
                                                                              ------              ------

INTEREST EXPENSE
Interest on Deposits                                                           6,836               7,122
Interest on Short-term Borrowings                                                171                  51
Interest on Long-term Debt                                                     1,460               1,433
                                                                               -----               -----
     TOTAL INTEREST EXPENSE                                                    8,467               8,606
                                                                               -----               -----

NET INTEREST INCOME                                                            7,875               7,618
Provision for Loan Losses                                                        369                 154
                                                                                 ---                 ---
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                           7,506               7,464

NONINTEREST INCOME
Income from Fiduciary Activities                                                 69                   82
Service Charges on Deposit Accounts                                             388                  403
Investment Services Income                                                      106                  134
Insurance Premiums and Commissions                                              334                  142
Other Charges, Commissions and Fees                                             392                  265
Gain on Sales of Loans and Other Real Estate                                    221                   61
Net Gain/(Loss) on Sales of Securities                                           (5)                   8
                                                                                  -                    -
     TOTAL NONINTEREST INCOME                                                 1,505                1,095
                                                                              -----                -----

NONINTEREST EXPENSE
Salaries and Employee Benefits                                                3,226                2,933
Occupancy Expense                                                               418                  394
Furniture and Equipment Expense                                                 415                  348
Computer Processing Fees                                                        273                  234
Professional Fees                                                               224                  223
Advertising and Promotions                                                      157                  155
Supplies                                                                        175                  146
Other Operating Expenses                                                      1,007                  897
                                                                              -----                  ---
     TOTAL NONINTEREST EXPENSE                                                5,895                5,330
                                                                              -----                -----

Income before Income Taxes                                                    3,116                3,229
Income Tax Expense                                                              893                1,025
                                                                                ---                -----
Net Income                                                                   $2,223               $2,204
                                                                             ======               ======

Earnings Per Share and Diluted
   Earnings Per Share                                                         $0.25                $0.25
Dividends Paid per Share                                                      $0.12                $0.10

Comprehensive Income                                                         $1,460               $2,073
                                                                             ======               ======

See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (unaudited, dollar references in thousands)

                                                                                     Three Months Ended
                                                                                        March 31,
                                                                                   1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $2,223             $2,204
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
     Depreciation and Amortization                                                 321                395
     Provision for Loan Losses                                                     369                154
     Net Gain on Sales of Securities                                                 5                 (8)
     Gain of Sales of Loans and Other Real Estate                                 (221)               (61)
     Net Change in Loans Held for Sale                                           2,683                420
     Loss on Investment in Limited Partnership                                      25                 32
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets                                      1,908              4,931
       Interest Payable and Other Liabilities                                     (228)            (1,125)
                                                                                   ---              -----
          Total Adjustments                                                      4,862              4,738
       Net Cash from Operating Activities                                        7,085              6,942

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Certificates of Deposit                                               233                (13)
   Proceeds from Maturities of Securities Available-for-Sale                     7,534             25,335
   Proceeds from Sales of Securities Available-for-Sales                           953              6,017
   Purchase of Securities Available-for-Sale                                   (23,523)           (20,240)
   Proceeds from Maturities of Securities Held-to-Maturity                       3,967              6,613
   Proceeds from Sales of Securities Held-to-Maturity                              ---                388
   Purchase of Securities Held-to-Maturity                                         ---               (325)
   Proceeds from Sales of Loans                                                    ---                255
   Purchase of Loans                                                            (4,059)               ---
   Loans Made to Customers, net of Payments Received                            (2,983)           (14,901)
   Acquire Affiliate                                                              (155)               ---
   Property and Equipment Expenditures                                            (632)              (120)
   Proceeds from Sales of Other Real Estate                                        ---                 68
   Other                                                                           ---                (11)
                                                                                   ---                 --
       Net Cash from Investing Activities                                      (18,665)             3,066
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits                                                            6,943            (15,486)
   Change in Short-term Borrowings                                               4,146               (805)
   Advances of Long-term Debt                                                    2,000             11,996
   Repayments of Long-term Debt                                                   (481)           (11,045)
   Dividends Paid                                                               (1,052)              (657)
   Issue / (Repurchase ) of Common Stock                                           ---               (220)
   Purchase Fractional Shares                                                       (9)               ---
                                                                                     -                ---
       Net Cash from Financing Activities                                       11,547            (16,217)

Net Change in Cash and Cash Equivalents                                            (33)            (6,209)
Cash and Cash Equivalents at Beginning of Year                                  49,588             63,594
                                                                                ------             ------
   Cash and Cash Equivalents at End of Period                                  $49,555            $57,385
                                                                               =======            =======

See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)
Note 1 -- Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Except for adjustments resulting from the merger transactions described below, all adjustments made by management to these unaudited statements were of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 1998 Annual Report to Shareholders.

     German American Bancorp (referred to herein as the "Company," the "Corporation," or the "Registrant") is a multi-bank holding company organized in Indiana in 1982. The Company's principal subsidiaries are The German American Bank, Jasper, Indiana ("German American Bank"), First State Bank, Southwest Indiana, Tell City, Indiana ("First State Bank"), First American Bank, Vincennes, Indiana ("First American"), and German American Holdings Corporation ("GAHC"), an Indiana corporation that owns all of the outstanding capital stock of both Citizens State Bank, Petersburg, Indiana ("Citizens State") and the Peoples National Bank, Washington, Indiana ("Peoples"). The Company, through its five bank subsidiaries, operates 25 banking offices and five full-service insurance offices in eight contiguous counties in southwestern Indiana.

     On June 1, 1998 the Company consummated mergers with the parent companies of Citizens State and FSB Bank of Francisco, Indiana ("FSB Bank"). FSB Bank and an existing affiliate, Community Trust Bank of Petersburg, Indiana were merged into the Citizens State charter on that date. These mergers were accounted for as poolings of interests. The reported operating results for periods prior to June 1, 1998 have been retroactively adjusted to give the effect to the merger with Citizens State. Prior period results do not include the effect of the merger with FSB Bank, as restatement would not have resulted in a material change in overall financial results.

     In January 1999, the Company issued 2,039,665 shares for all the outstanding shares of 1ST BANCORP of Vincennes, Indiana and 62,000 shares for all the outstanding shares of The Doty Agency, Inc. (Doty) of Petersburg, Indiana. These mergers were accounted for as poolings of interest. The reported operating results for periods prior to the 1999 merger date have been retroactively adjusted to give effect to the merger with 1ST BANCORP. Prior period results do not include the effect of the merger with Doty, as restatement would not have resulted in a material change in overall financial results. 1ST BANCORP's subsidiaries included First Federal Bank, First Financial Insurance Agency, Inc., and First Title Insurance Company, Inc. First Federal Bank, now known as First American Bank, is headquartered in Vincennes, Indiana. First Financial Insurance Agency has offices in Vincennes and Princeton, Indiana. Doty is a general multi-line, full-service insurance agency with offices in Pike and Knox counties in Indiana.

     Prior to 1999, 1ST BANCORP'S financial statements were prepared on a June 30 fiscal year. Accordingly, the Company's calendar period financial statements for periods prior to 1999 have been restated to include 1ST BANCORP fiscal period financial statements (i.e., the Company's previously reported December 31, 1998 balances were combined with 1ST BANCORP June 30, 1998 balances). 1ST BANCORP is combined with the Company on a calendar period basis for all 1999 periods. As a result of 1ST BANCORP'S prior fiscal reporting, the 1999 statement of cash flows and Note 5 include "acquired affiliate" amounts to adjust from fiscal to calendar period reporting.

     Comprehensive  income  includes  both net  income  and other  comprehensive
income.   Other   comprehensive   income   includes  the  change  in  unrealized
appreciation on securities available-for-sale, net of tax.

Note 2 -- Per Share Data

     The Board of Directors declared and paid a 5 percent stock dividend in December 1998. In lieu of issuing fractional shares, the company purchased from shareholders their fractional interest. The Company issued 995,678 shares related to the mergers with the parent companies of Citizens State and FSB Bank on June 1, 1998 and 2,101,665 shares related to the mergers of 1ST BANCORP and Doty in January of 1999. Earnings per share amounts have been retroactively computed as though these additionally issued shares had been outstanding for all periods presented.

The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           1999                 1998
Earnings per Share:
Net Income                                                              $2,223,000            $2,204,000

Weighted Average Shares Outstanding                                      8,766,592             8,763,841
                                                                         ---------             ---------

     Earnings per Share:                                                $     0.25            $     0.25
                                                                        ==========            ==========

Diluted Earnings per Share:
Net Income                                                              $2,223,000            $2,204,000

Weighted Average Shares Outstanding                                      8,766,592             8,763,841
Stock Options                                                               29,373                34,145
Assumed Shares Repurchased upon Exercise of Options                        (23,313)              (17,353)
                                                                        ----------             ---------

     Diluted Weighted Average Shares Outstanding                         8,772,652             8,780,633
                                                                        ----------            ----------

     Diluted Earnings per Share                                         $     0.25           $      0.25
                                                                        ==========           ===========

Note 3 - Securities

The amortized cost and estimated market values of Securities as of March 31, 1999 are as follows (dollars in thousands):

                                                                                                Estimated
                                                                         Amortized               Market
Securities Available-for-Sale:                                             Cost                   Value
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies                            $80,496                 $80,060
Obligations of State and Political Subdivisions                            26,676                  27,877
Asset-/Mortgage-backed Securities                                          53,176                  52,779
                                                                           ------                  ------
     Total                                                               $160,348                $160,716
                                                                         ========                ========


                                                                                                Estimated
                                                                        Amortized                Market
                                                                          Cost                    Value
Securities Held-to-Maturity:
Obligations of State and Political Subdivisions                          $26,834                  $27,867
Asset-/Mortgage-backed Securities                                          1,309                    1,313
                                                                           -----                    -----
     Total                                                                $28,143                 $29,180
                                                                         ========                 =======

The amortized cost and estimated market values of Securities as of December 31, 1998 are as follows (dollars in thousands):

                                                                                                Estimated
                                                                        Amortized                Market
Securities Available-for-Sale:                                            Cost                    Value
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies                            $68,201                 $68,386
Obligations of State and Political Subdivisions                            29,103                  30,455
Asset-/Mortgage-backed Securities                                          52,881                  52,686
                                                                           ------                  ------
     Total                                                               $150,185                $151,527
                                                                         ========                ========

                                                                                                Estimated
                                                                        Amortized                Market
Securities Held-to-Maturity:                                              Cost                    Value
U.S. Treasury Securities and Obligations of
     U.S. Government Corporation and Agencies                             $46,849                 $47,951
Asset-/Mortgage-backed Securities                                           1,497                   1,511
                                                                            -----                   -----
     Total                                                                $48,346                 $49,462
                                                                          =======                 =======

     At March 31, 1999 and December 31, 1998, U.S. Government Agency structured notes with an amortized cost of $7,983,000 and $5,985,000 respectively, and fair value of $7,923,000 and $5,985,000 respectively, are included in securities available-for-sale. These notes consist of single-index bonds.

Note 4 -- Loans

     Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):


                                                                       March 31,             December 31,
                                                                         1999                    1998
Real Estate Loans Secured by 1-4
     Family Residential Properties                                      $308,333               $303,047
Agricultural Loans                                                        60,723                 62,736
Commercial and Industrial Loans                                          138,847                136,649
Loans to Individuals for Household,
     Family and Other Personal Expenditures                              105,882                 95,683
Lease Financing                                                             798                     821
                                                                            ---                     ---
     Total Loans                                                        $614,583               $598,936
                                                                        ========               ========

No unguaranteed concentration of credit in excess of 10 percent of total assets exists within any single industry group.

Note 5 -- Allowance for Loan Losses

     A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):

                                                    1999                   1998

Balance at January 1                              $8,323                 $8,645
Allowance of Acquired Affiliate                      359                    ---
Provision for Loan Losses                            369                    154
Recoveries of Prior Loan Losses                      181                     97
Loan Losses Charged to the Allowance                (484)                  (181)
                                                     ---                    ---
Balance at March 31                               $8,748                 $8,715
                                                  ======                 ======

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

Effective the first business day of January 1999, the Company issued 2,039,665 shares for all the outstanding shares of 1ST BANCORP of Vincennes, Indiana and 62,000 shares for all the outstanding shares of The Doty Agency, Inc. (Doty) of Petersburg, Indiana. These mergers were accounted for as poolings of interests. The reported operating results for periods prior to the 1999 merger date have been retroactively adjusted to give effect to the merger with 1ST BANCORP. Prior period results do not include the effect of the merger with Doty, as restatement would not have resulted in a material change in overall financial results.

     The following is a reconciliation of the separate and combined net interest income and net income of German American Bancorp, 1ST BANCORP and Doty for the period prior to the acquisition:

                                     GERMAN AMERICAN
                                         BANCORP                1ST
                                (as previously reported)      BANCORP             DOTY           COMBINED


For the three months ended
       March 31, 1998

         Net interest income                $6,040          $1,578                $---            $7,618
         Net income / (Loss)                $1,749            $455                $---            $2,204

Note 7 -- Subsequent Events

     On March 26, 1999, the Company's Board of Directors adopted (subject to shareholder approval at the 1999 annual meeting of shareholders) a Long-term Equity Incentive Plan and an Employee Stock Purchase Plan. The shareholders approved both plans on April 22, 1999.

ITEM 2.
                             GERMAN AMERICAN BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     German  American  Bancorp ("the  Company") is a multi-bank  holding company based in Jasper, Indiana. Its five affiliate banks conduct business in 25 offices in Dubois, Daviess, Gibson, Knox, Martin, Pike, Perry and Spencer Counties in Southwest Indiana. Its full-service insurance agencies operate offices in Pike and Knox Counties. The banks provide a wide range of financial services, including accepting deposits; making commercial, mortgage and consumer loans; issuing property and casualty, credit life, accident and health insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing investment advisory and brokerage services.

     This section presents an analysis of the consolidated financial condition of the Company as of March 31, 1999 and December 31, 1998 and the consolidated results of operations for the periods ended March 31, 1999 and 1998. This review should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1998 Annual Report to Shareholders.

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

     In January 1999, the Company issued 2,039,665 shares for all the outstanding shares of 1ST BANCORP of Vincennes, Indiana and 62,000 shares for all the outstanding shares of The Doty Agency, Inc. (Doty) of Petersburg, Indiana. These mergers were accounted for as poolings of interests. The reported operating results for periods prior to the 1999 merger date have been retroactively adjusted to give effect to the merger with 1ST BANCORP. Prior period results do not include the effect of the merger with Doty, as restatement would not have resulted in a material change in overall financial results.

RESULTS OF OPERATIONS

Net Income:

     Net income was $2,223,000 or $0.25 per share for the first three months of 1999 compared to $2,204,000 or $0.25 per share for the first quarter of 1998. Net interest income increased $260,000, or 11.8 percent, while the Provision for Loan Losses increased by $215,000. This increase in provision was primarily due to growth in non-conforming mortgage loans and an increase in charge-off experience in consumer loans.

Net overhead (noninterest expense less noninterest income) increased $155,000 for the first quarter of 1999 over the first quarter of 1998. This 3.60 percent net increase in expenses included increases of $18,000 for the Company's comprehensive management and customer service excellence training program (which began in the third quarter of 1998), $28,000 in collection expenses, $35,000 in telecommunication expenses, and $73,000 in losses on sale of Other Real Estate Owned and miscellaneous write-offs of other assets. The increase in telecommunication expenses includes network charges, as the Company begins its implementation of a Wide Area Network.

Net Interest Income:

     The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis, at an effective tax rate of 34 percent for each period) for each of the periods presented herein (dollars in thousands):


                                                    Three Months                         Change from
                                                    Ended March 31,                     Prior Period

                                                 1999            1998             Amount          Percent

Interest Income (T/E)                          $16,757          $16,613            $144           0.87%
Interest Expense                                 8,467            8,606            (139)         (1.62)%
                                                 -----            -----             ---
     Net Interest Income (T/E)                  $8,290           $8,007            $283           3.53%
                                                ======           ======            ====

     The increase in net interest income for the three months ended March 31, 1999 compared to the same period of 1998 was due to an increase in loans and investments, offset by a decline in net interest margin. Net interest margin, which represents the average net effective yield on earning assets, is tax-equivalent net interest income expressed as a percentage of average earning assets. For the first three months of 1999, the net interest margin was 3.90 percent compared to 4.02 percent for the comparable period of 1998.
This decline was due to lower interest rates and a change in mix in the investment portfolio.

Provision For Loan Losses:

     The Company provides for future loan losses through regular provisions to the allowance for loan losses. These provisions are made at a levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

     The consolidated provision for loan losses was $369,000 and $154,000 for the first three months in 1999 and 1998, respectively. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

     Net charge-offs were $303,000 or 0.05 percent of average loans for the three months ended March 31, 1999. Net charge-offs for the first quarter of 1998 were $84,000 or 0.01 percent of loans. The increase in net charge-offs occurred primarily in non-conforming mortgage loans, based on the increase in that segment of the portfolio, and included a single large commercial loan. Nonperforming loans increased slightly to 1.28 percent of total loans at March 31, 1999 versus 1.16 percent at December 31, 1998. See discussion under "Financial Condition" for more information regarding nonperforming assets.

Noninterest Income:

     Excluding net gains on sales of assets, noninterest income was $1,289,000 for the first quarter of 1999, an increase of approximately 25.6 percent over $1,026,000 recorded for the prior year. Higher revenues included a $192,000 increase in Insurance Premiums and Commissions.

Noninterest Expense:

     Noninterest expense was $5.9 million for the first quarter of 1999 compared to $5.3 million for the first quarter of 1998.

     Salaries and Employee Benefits totaled $3.23 million for the first quarter of 1999, or 54.7 percent of total noninterest expense. Excluding an increase of $219,000 for salaries and commissions in the Company's insurance operations, these expenses increased approximately $74,000, or 2.6 percent, over the same period in 1998.

     Total occupancy, furniture and equipment expense for the first three months of 1999 totaled $833,000. This was approximately $91,000 greater than the $742,000 incurred for the same period of the prior year. These expenses are expected to continue to be higher in comparison to the prior year, largely due to upgrading the Company's computer systems at its existing and new affiliates. This strategy is expected, over the long-term, to better control employee related expenses and improve the quality of customer service provided by all of its affiliate community banks.

     Computer processing fees increased $39,000 in the first three months of 1999 from the first three months of 1998. $25,000 of this increase was related to Year 2000 preparation. Professional fees and advertising, respectively, for the first three months of 1999 were relatively unchanged from the prior year at $224,000 and $157,000. Supplies expenses increased $29,000 to $175,000. This increase included $19,000 at our newest affiliate, and normal increases due to volume.

     Other operating expenses were $1,007,000 for the first three months of 1999 compared to $897,000 in the first three months in 1998. This increase of $110,000 included $73,000 in net loss on sale and write-downs in Other Real Estate Owned and other miscellaneous assets, and increases in management and customer service excellence training expenses ($18,000), telecommunication expenses, including network charges ($35,000), collection expenses ($28,000). Expenses were reduced in examination fees ($10,000), Director/Committee Fees ($22,000), and other operating expenses ($12,000).

FINANCIAL CONDITION

     Total assets at March 31, 1999 were $902 million. This was an increase of $5 million from the December 31, 1998 total asset position and was primarily due to a $15 million increase in the loan portfolio and $11 decrease in the investment portfolio.

     Deposits  at March 31, 1999 were $679  million,  which was a $14 million or
2.1 percent increase from year-end 1998. Borrowings at March 31, 1999 were $120 million, an $11 million or 8.4 percent, decrease from year-end.

     All of the Company's affiliate banks are members of the Federal Home Loan Bank System ("FHLB"). The banks' membership in the FHLB provides an additional source of liquidity for both Long-term and Short-term borrowing needs. The Company had $109 million in Long-term FHLB borrowings outstanding at March 31, 1999.

Nonperforming Assets:

     The following is an analysis of the Company's nonperforming assets at March 31, 1999 and December 31, 1998 (dollars in thousands):

                                                                       March 31,             December 31,
                                                                          1999                   1998

Nonaccrual Loans                                                        $6,194                   $5,411
Loans contractually past due 90 days or more                             1,678                    1,522
Renegotiated Loans                                                         ---                      ---
                                                                           ---                      ---
     Total Nonperforming Loans                                           7,872                    6,933
                                                                         -----                    -----
Other Real Estate                                                        1,738                    1,156
                                                                         -----                    -----
     Total Nonperforming Assets                                         $9,610                   $8,089
                                                                        ======                   ======

Allowance for Loan Loss to Nonperforming Loans                          111.13%                  120.05%
Nonperforming Loans to Total Loans                                        1.28%                    1.16%


Capital Resources:

     Shareholders' equity totaled $92.1 million at March 31, 1999 or 10.2 percent of total assets, an increase of $0.9 million from December 31, 1998.

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

     At March 31, 1999 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

     The table below presents the Company's consolidated risk-based capital structure and capital ratios under regulatory guidelines (dollars in thousands):


                                                 March 31,          December 31,
                                                   1999                 1998
Tier 1 Capital:
    Shareholders' Equity as presented
      on the Balance Sheet                       $92,164              $91,276
    Less: Unrealized Appreciation on
      Securities Available-for-Sale                  (48)                (811)
    Less:  Intangible Assets and
      Ineligible Deferred Tax Assets              (1,903)              (1,497)
                                                   -----                -----
        Total Tier 1 Capital                      90,213               88,968
Tier 2 Capital:
    Qualifying Allowance for Loan Loss             7,339                6,328
                                                   -----                -----
        Total Capital                            $97,552              $95,296
                                                 =======              =======

Risk-adjusted Assets                            $585,688             $583,500


                                          To be Well
                                         Capitalized
                                         Under Prompt
                                          Minimum for       Corrective
                                            Capital           Action              At               At
                                           Adequacy         Provisions         March 31,      December 31,
                                           Purposes          (FDICIA)            1999             1998

Leverage Ratio                                4.00%              5.00%          9.97%              10.28%
Tier 1 Capital to Risk-adjusted Assets        4.00%              6.00%         15.40%              15.25%
Total Capital to Risk-adjusted Assets         8.00%             10.00%         16.66%              16.33%


Liquidity:

    The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first three months of 1999, operating activities provided $7.1 million of available cash, which included net income of $2.2 million. Deposits and borrowings provided $12.6 million of cash during the period. Major cash outflows experienced during this three month period of 1999 included $1.1 million in dividends, $632,000 in property and equipment purchases and net loan outlays in the amount of $7.1 million. Purchases of securities and short-term investments required $10.8 million in cash above the dollar amount of maturities and sales. Total cash outflows for the period exceeded inflows by $33,000, leaving cash and cash equivalents of $49.6 million at March 31, 1999.

Year 2000:

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

    The Company is nearing completion of all testing and implementation procedures that are contemplated by its formal plan to address potential Year 2000 issues, in order that its operations will not be materially adversely affected. The Company's Year 2000 process is subject to banking agency regulatory guidelines and examination. At this time the Company believes itself to be in compliance with all significant regulatory requirements.

    The Company's service provider for all of its loan and deposit account processing activity is Fiserv, a publicly listed company headquartered in Milwaukee, Wisconsin. The Company has designated Fiserv's systems as mission critical for the Year 2000 issue, as that term is defined by bank regulatory requirements. Fiserv, a national service provider for over 3,300 customers, has largely completed its renovation and testing of the Company's mission critical systems. While the Company has extensively tested Fiserv's systems for Year 2000 capabilities, it can obviously give no absolute assurance as to the actual performance of Fiserv's systems in the Year 2000. However, based on this testing, the Company is unaware of any issues that would cause any material interruption in its ability to transact business. The Company has also completed its assessment of the Year 2000 implications of systems other than its "mission critical" data processing information systems (such as elevators, HVAC, copiers, and the like).

    The Company has expended approximately $300,000 to date on Year 2000 related items, and anticipates another $200,000 in cash outlays in 1999. These outlays exclude the cost of implementing the Company's state-of-the-art platform and computer systems upgrade, but include the Company's expected share of third party systems costs and all other costs to address the Year 2000 issue. For financial statement purposes, the depreciation and operating expenses associated with these outlays will impact the income statement over a period of one to seven years.

    The Year 2000 issue could also affect the ability of the Company's customers to conduct operations in a timely and effective manner, and as such, could adversely impact the quality of the Company's loan portfolio, its deposits, or other sources of revenue and funding from customers. The Company has completed an assessment of its commercial customers' potential exposure to the Year 2000 issue and their plans to minimize any such exposure. The Company is unaware of any specific significant customer Year 2000 issues that are not expected to be resolved prior to the end of the year.

    The above summary of the Company's Year 2000 preparations includes forward looking statements, concerning the Company's present expectation that its operations will not be materially adversely affected by Year 2000 issues. However, the Year 2000 issue is pervasive, complex and could potentially affect any computer process, including any equipment utilizing embedded technology like microprocessors. Although the Company believes it is taking all necessary steps to address Year 2000 issues, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods, any of which could have a material adverse impact on the Company's results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks which impact the Company's operations are liquidity risk and interest rate risk.

    The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations. The affiliate banks source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and long-term borrowings from the Federal Home Loan Bank.

    The Company monitors interest rate risk by the use of computer simulation modeling to estimate the potential impact on its net interest income under various interest rate scenarios, and by estimating its static interest rate sensitivity position. Another method by which the Company's interest rate risk position can be estimated is by computing estimated changes in its net portfolio value ("NPV"). This method estimates interest rate risk exposure from adverse movements in interest rates by using interest rate sensitivity analysis to determine the change in the NPV of the net present value of discounted cash flows from assets and liabilities.

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

    The table below provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. These estimates have been restated from those presented in the Company's 1998 Annual Report for the effect of the January 4, 1999 acquisition, on a pooling of interests basis, of 1ST BANCORP. The table indicates that as of December 31, 1998 the Company's estimated NPV might be expected to decrease in the event of an increase in prevailing interest rates, and that a decrease in prevailing interest rates might have little or no impact on estimated NPV. The Company's risk profile as of March 31, 1999 does not materially differ from these year-end estimates.

Change in Estimated Net Portfolio Value
As of December 31, 1998

                                           Net Portfolio Value
Changes in Rates        In Thousands         Dollar Change             % Change

    +2%...................$88,621..............$(22,784).................(20%)
    +1%....................99,131...............(12,274).................(11%)
   Base...................111,405..... .............---...................---
    -1%...................112,695.................1,290................... 1%
    -2%...................111,844...................439...................---

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     The Company issued 62,000 shares of common stock to the two former shareholders of the Doty Agency, Inc., in January 1999 in payment of the purchase price for Doty in reliance upon the private offering exemption (Section 4(2)) from registration under the Securities Act of 1933.

Item 5.  Other Information

     The shareholders of the Company, at the annual shareholders meeting in April 1999, approved the Company's 1999 Long-term Equity Incentive Plan and 1999 Employee Stock Purchase Plan
     On April 29, 1999, the Company announced that the Board of Directors had increased the Company's quarterly cash dividend by 8%, declaring a $0.13 per share dividend payable on or before May 20, 1999, to shareholders of record as of May 10, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit No.                            Description

    10.1 1999 Long-term Equity Incentive Plan. This exhibit is incorporated by reference from Appendix A to the Company's definitive proxy statement for its 1999 annual meeting filed March 26, 1999.

    10.2 1999 Employee Stock Purchase Plan. This exhibit is incorporated by reference from Appendix B to the Company's definitive proxy statement for its 1999 annual meeting filed March 26, 1999.


    27         Financial  Data Schedule for the periods ended March 31, 1999 and
               1998.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended March 31, 1999, except for a report filed January 15, 1999 reporting under Item 2 the acquisition of 1ST BANCORP and under Item 5, the Doty acquisition, a change in the Board of Directors, and the implementation of the Company's management succession plan.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GERMAN AMERICAN BANCORP

Date   May 17, 1999                            By/s/Mark A. Schroeder
       ------------                            --------------------------------
                                                Mark A. Schroeder
                                                President and CEO

Date   May 17, 1999                            By/s/John M. Gutgsell
       ------------                            --------------------------------
                                                John M. Gutgsell
                                                Principal Accounting Officer