Form 10-Q
period 1999-06-30
GERMAN AMERICAN BANCORP
filed 1999-08-16
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[  X  ]    Quarterly Report pursuant to  Section  13 or 15(d) of  The Securities
           Exchange Act of 1934 for the Quarterly  Period Ended June 30, 1999

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

YES     X                  NO
        ----------               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                     Outstanding at August 10, 1999
Common Stock,  No par value               8,785,889

GERMAN AMERICAN BANCORP

INDEX

PART I.           FINANCIAL INFORMATION

Item 1.
                  Consolidated Balance Sheets - June 30, 1999 and
                  December 31, 1998                                                                      3

                  Consolidated Statements of Income and Comprehensive Income  --
                  Three Months Ended June 30, 1999 and 1998                                              4

                  Consolidated Statements of Income and Comprehensive Income  --
                  Six Months Ended June 30, 1999 and 1998                                                5

                  Consolidated Statements of Cash Flows  --  Six Months Ended
                  June 30, 1999 and 1998                                                                 6

                  Notes to Consolidated Financial Statements  --
                  June 30, 1999                                                                          7


Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                                12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.                           18


PART II.          OTHER INFORMATION

Item 2.           Change in Securities and Use of Proceeds                                              19

Item 4.           Submission of Matters to a Vote of Security Holders                                   20

Item 6.           Exhibits and Reports on Form 8-K                                                      20

SIGNATURES                                                                                               21

PART 1.  FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEET
(unaudited, dollars in thousands except per share data)
                                                                               June 30,            December 31,
                                                                                1999                  1998
                                                                            -----------            ------------
ASSETS
Cash and Due from Banks                                                     $   22,816             $    18,097
                                                                            -----------            ------------
Interest-bearing Deposits with Banks                                            10,087                  31,316
Federal Funds Sold                                                                 ---                     175
                                                                            -----------            ------------
    Cash and Cash Equivalents                                                   32,903                  49,588

Interest-bearing Balances with Banks                                               799                   1,299
Securities Available-for-Sale, at Market                                       180,496                 151,527
Securities Held-to-Maturity, at Cost                                            31,137                  48,346

Loans Held for Sale                                                              1,041                   2,449

Total Loans                                                                    638,975                 598,936
Less:  Unearned Income                                                            (397)                   (848)
       Allowance for Loan Losses                                                (8,489)                 (8,323)
                                                                            -----------            ------------
Loans, Net                                                                     630,089                 589,765

Stock in FHLB of Indianapolis, at cost                                           8,485                   7,853
Premises, Furniture and Equipment, Net                                          18,797                  17,796
Other Real Estate                                                                2,491                   1,156
Intangible Assets                                                                2,307                   1,841
Accrued Interest Receivable and Other Assets                                    22,804                  25,305
                                                                            -----------            ------------

       TOTAL ASSETS                                                         $  931,349             $   896,925
                                                                            ===========            ============

LIABILITIES
Noninterest-bearing Deposits                                                   $66,914                 $67,218
Interest-bearing Deposits                                                      615,190                 597,895
                                                                            -----------            ------------
    Total Deposits                                                             682,104                 665,113

Short-term Borrowings                                                           34,343                   7,028
FHLB Advances and Other Long-term Debt                                         114,238                 124,381
Accrued Interest Payable and Other Liabilities                                   9,119                   9,127
                                                                            -----------            ------------
       TOTAL LIABILITIES                                                       839,804                 805,649

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
    20,000,000 shares authorized                                                 8,794                   8,705
Preferred Stock, $10 par value; 500,000
    shares authorized, none issued                                                 ---                     ---
Additional Paid-in Capital                                                      48,966                  47,844
Retained Earnings                                                               35,938                  33,916
Accumulated Other Comprehensive Income                                          (2,153)                    811
                                                                            -----------            ------------

       TOTAL SHAREHOLDERS' EQUITY                                               91,545                  91,276
                                                                            -----------            ------------

       TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY                          $  931,349             $   896,925
                                                                            ===========            ============

Common Shares issued and outstanding at end of period                        8,793,889               8,704,592
                                                                            ===========            ============

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)
                                                                                 Three Months Ended
                                                                                      June 30,
                                                                                1999                1998
                                                                            -----------------------------
INTEREST INCOME
Interest and Fees on Loans                                                  $13,038              $12,927
Interest on Federal Funds Sold                                                   10                  277
Interest on Short-term Investments                                              290                  122
Interest and Dividends on Securities                                          3,239                2,825
                                                                            --------             -------
     TOTAL INTEREST INCOME                                                   16,577               16,151
                                                                            --------             -------

INTEREST EXPENSE
Interest on Deposits                                                          6,841                7,164
Interest on Short-term Borrowings                                               240                   68
Interest on Long-term Debt                                                    1,510                1,321
                                                                            --------             -------
     TOTAL INTEREST EXPENSE                                                   8,591                8,553
                                                                            --------             -------

NET INTEREST INCOME                                                           7,986                7,598
Provision for Loan Losses                                                       272                  145
                                                                            --------             -------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                          7,714                7,453

NONINTEREST INCOME
Income from Fiduciary Activities                                                 67                   92
Service Charges on Deposit Accounts                                             440                  438
Investment Services Income                                                      161                  140
Insurance Premiums and Commissions                                              505                  160
Other Charges, Commissions and Fees                                             321                  263
Gain on Sales of Loans and Other Real Estate                                     82                  113
Net Gain/(Loss) on Sales of Securities                                           (1)                  21
                                                                            --------             -------
     TOTAL NONINTEREST INCOME                                                 1,575                1,227
                                                                            --------             -------

NONINTEREST EXPENSE
Salaries and Employee Benefits                                                3,299                3,072
Occupancy Expense                                                               437                  404
Furniture and Equipment Expense                                                 423                  315
Computer Processing Fees                                                        243                  218
Professional Fees                                                               300                  190
Advertising and Promotions                                                      165                  159
Supplies                                                                        195                  153
Other Operating Expenses                                                        998                  970
                                                                            --------             -------
     TOTAL NONINTEREST EXPENSE                                                6,060                5,481
                                                                            --------             -------

Income before Income Taxes                                                    3,229                3,119
Income Tax Expense                                                              946                  967
                                                                            --------             -------
Net Income                                                                  $ 2,283              $ 2,232
                                                                            ========             =======

Earnings Per Share and Diluted
   Earnings Per Share                                                       $  0.26              $  0.26
Dividends Paid per Share                                                    $  0.13              $  0.12

Comprehensive Income                                                        $    82              $ 2,397
                                                                            ========             =======


See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)
                                                                                Six Months Ended
                                                                                    June 30,
                                                                               1999              1998
                                                                             ----------------------------
INTEREST INCOME
Interest and Fees on Loans                                                   $26,046              $25,629
Interest on Federal Funds Sold                                                    37                  568
Interest on Short-term Investments                                               701                  460
Interest and Dividends on Securities                                           6,135                5,718
                                                                             --------             -------
     TOTAL INTEREST INCOME                                                    32,919               32,375
                                                                             --------             -------

INTEREST EXPENSE
Interest on Deposits                                                          13,677               14,286
Interest on Short-term Borrowings                                                411                  119
Interest on Long-term Debt                                                     2,970                2,754
                                                                             --------             -------
     TOTAL INTEREST EXPENSE                                                   17,058               17,159
                                                                             --------             -------

NET INTEREST INCOME                                                           15,861               15,216
Provision for Loan Losses                                                        641                  299
                                                                             --------             -------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                          15,220               14,917

NONINTEREST INCOME
Income from Fiduciary Activities                                                 136                  174
Service Charges on Deposit Accounts                                              828                  841
Investment Services Income                                                       267                  274
Insurance Premiums and Commissions                                               839                  302
Other Charges, Commissions and Fees                                              713                  528
Gain on Sales of Loans and Other Real Estate                                     303                  174
Net Gain/(Loss) on Sales of Securities                                            (6)                  29
                                                                             --------             -------
     TOTAL NONINTEREST INCOME                                                  3,080                2,322
                                                                             --------             -------

NONINTEREST EXPENSE
Salaries and Employee Benefits                                                 6,525                6,005
Occupancy Expense                                                                855                  798
Furniture and Equipment Expense                                                  838                  663
Computer Processing Fees                                                         516                  452
Professional Fees                                                                524                  413
Advertising and Promotions                                                       322                  314
Supplies                                                                         370                  299
Other Operating Expenses                                                       2,005                1,867
                                                                             --------             -------
     TOTAL NONINTEREST EXPENSE                                                11,955               10,811
                                                                             --------             -------

Income before Income Taxes                                                     6,345                6,428
Income Tax Expense                                                             1,839                1,992
                                                                             --------             -------
Net Income                                                                   $ 4,506              $ 4,436
                                                                             ========             =======

Earnings Per Share and Diluted
   Earnings Per Share                                                        $  0.51              $  0.51
Dividends Paid per Share                                                     $  0.25              $  0.22

Comprehensive Income                                                         $ 1,542              $ 4,470
                                                                             ========             =======

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollar references in thousands)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   1999               1998
                                                                              -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $  4,506           $  4,436
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
     Depreciation and Amortization                                                 957                983
     Provision for Loan Losses                                                     641                299
     Net Gain on Sales of Securities                                                 6                (29)
     Gain of Sales of Loans and Other Real Estate                                 (303)              (174)
     Net Change in Loans Held for Sale                                           8,647             (8,592)
     Loss on Investment in Limited Partnership                                      62                 57
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets                                     (1,464)             4,537
       Interest Payable and Other Liabilities                                     (828)            (1,511)
                                                                              ---------          ---------
          Total Adjustments                                                      7,718             (4,430)

       Net Cash from Operating Activities                                       12,224                  6

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Certificates of Deposit                                               523                173
   Proceeds from Maturities of Securities Available-for-Sale                    23,535             54,776
   Proceeds from Sales of Securities Available-for-Sales                           953             25,490
   Purchase of Securities Available-for-Sale                                   (61,503)           (77,944)
   Proceeds from Maturities of Securities Held-to-Maturity                       3,971             15,068
   Proceeds from Sales of Securities Held-to-Maturity                              ---                388
   Purchase of Securities Held-to-Maturity                                      (2,998)            (2,988)
   Proceeds from Sales of Loans                                                    850                255
   Purchase of Loans                                                            (4,059)              (264)
   Loans Made to Customers, net of Payments Received                           (30,416)           (24,023)
   Acquire Affiliate                                                              (155)             3,715
   Property and Equipment Expenditures                                          (1,833)              (390)
   Proceeds from Sales of Other Real Estate                                        311                 76
   Other                                                                           ---               (365)
                                                                              ---------          ---------
       Net Cash from Investing Activities                                      (70,821)            (6,033)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits                                                            9,857             (8,475)
   Change in Short-term Borrowings                                              27,315             (1,006)
   Advances of Long-term Debt                                                    7,000             27,991
   Repayments of Long-term Debt                                                   (498)           (31,881)
   Dividends Paid                                                               (2,192)            (1,458)
   Exercise of Stock Options / Awards                                              305                ---
   Purchase / Retire Stock                                                         ---               (305)
   Issue / (Repurchase ) of Common Stock                                           133                 94
   Purchase Fractional Shares                                                       (8)                (5)
                                                                              ---------          ---------
       Net Cash from Financing Activities                                       41,912            (15,045)

Net Change in Cash and Cash Equivalents                                        (16,685)           (21,072)
Cash and Cash Equivalents at Beginning of Year                                  49,588             60,684
                                                                              ---------          ---------
   Cash and Cash Equivalents at End of Period                                 $ 32,903           $ 39,612
                                                                              =========          =========

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(unaudited)

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

     In January 1999, the Company issued 2,039,665 shares of common stock for all the outstanding shares of 1ST BANCORP of Vincennes, Indiana and 62,000 shares of common stock for all the outstanding shares of The Doty Agency, Inc.
(Doty) of Petersburg, Indiana. These mergers were accounted for as poolings of interest. The reported operating results for periods prior to the 1999 merger date have been retroactively adjusted to give effect to the merger with 1ST BANCORP. Prior period results do not include the effect of the merger with Doty, as restatement would not have resulted in a material change in overall financial results. 1ST BANCORP's subsidiaries included First Federal Bank, First Financial Insurance Agency, Inc., and First Title Insurance Company, Inc. First Federal Bank, now known as First American Bank, is headquartered in Vincennes, Indiana. First Financial Insurance Agency has offices in Vincennes and Princeton, Indiana. Doty is a general multi-line, full-service insurance agency with offices in Pike and Knox counties in Indiana.

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

     In May 1999, the Company issued 8,000 shares of common stock and approximately $26,000 in cash for all the outstanding shares of Professional Insurance Markets, Inc. (which did business as Smith & Bell) of Vincennes, Indiana. This merger was accounted for as a purchase. Accordingly, reported operating results for periods prior to the merger have not been restated. Smith & Bell is a general multi-line, full-service insurance agency with offices in Knox County, Indiana.

     Comprehensive  income  includes  both net  income  and other  comprehensive
income.   Other   comprehensive   income   includes  the  change  in  unrealized
appreciation on securities available-for-sale, net of tax.

Note 2 -- Per Share Data

     The Board of Directors declared and paid a 5 percent common stock dividend in December 1998. In lieu of issuing fractional shares, the company purchased from shareholders their fractional interest. The Company issued 995,678 common shares related to the mergers with the parent companies of Citizens State and FSB Bank on June 1, 1998 and 2,101,665 common shares related to the mergers of 1ST BANCORP and Doty in January of 1999. Earnings per share amounts have been retroactively computed as though these additionally issued shares had been outstanding for all periods presented. Earnings per share amounts have not been restated for the issuance of 8,000 common shares related to the purchase of Smith & Bell in May 1999. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                                               Three Months Ended
                                                                                    June 30,
                                                                              1999                  1998
                                                                        ---------------------------------
Earnings per Share:
Net Income                                                              $2,283,000            $2,232,000

Weighted Average Shares Outstanding                                      8,778,258             8,764,756
                                                                        -----------           -----------

     Earnings per Share:                                                $     0.26            $     0.26
                                                                        ===========           ===========
Diluted Earnings per Share:
Net Income                                                              $2,283,000            $2,232,000

Weighted Average Shares Outstanding                                      8,778,258             8,764,756
Stock Options                                                               21,797                31,475
Assumed Shares Repurchased upon Exercise of Options                        (19,741)              (16,203)
                                                                        -----------           -----------

     Diluted Weighted Average Shares Outstanding                         8,780,314             8,780,028
                                                                        -----------           -----------

     Diluted Earnings per Share                                         $     0.26            $     0.26
                                                                        ===========           ===========

                                                                                Six Months Ended
                                                                                    June 30,
                                                                           1999                 1998
                                                                        ---------------------------------
Earnings per Share:
Net Income                                                              $4,506,000            $4,436,000

Weighted Average Shares Outstanding                                      8,772,457             8,764,301
                                                                        -----------           -----------

     Earnings per Share:                                                $     0.51            $     0.51
                                                                        ===========           ===========

Diluted Earnings per Share:
Net Income                                                              $4,506,000            $4,436,000

Weighted Average Shares Outstanding                                      8,772,457             8,764,301
Stock Options                                                               21,797                31,475
Assumed Shares Repurchased upon Exercise of Options                        (19,741)              (16,203)
                                                                        -----------           -----------

     Diluted Weighted Average Shares Outstanding                         8,774,513             8,779,573
                                                                        -----------           -----------

     Diluted Earnings per Share                                         $     0.51            $     0.51
                                                                        ===========           ===========

Note 3 - Securities

The amortized cost and estimated market values of Securities as of June 30, 1999 are as follows (dollars in thousands):

                                                                                                Estimated
                                                                         Amortized               Market
                                                                           Cost                   Value
                                                                        -----------           -----------
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies                          $   87,962            $   85,398
Obligations of State and Political Subdivisions                             26,230                26,753
Asset-/Mortgage-backed Securities                                           69,871                68,345
                                                                        -----------           -----------
     Total                                                              $  184,063            $  180,496
                                                                        ===========           ===========

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions                         $   29,840            $   30,228
Asset-/Mortgage-backed Securities                                            1,297                 1,301
                                                                        -----------           -----------
     Total                                                              $   31,137            $   31,529
                                                                        ===========           ===========

The amortized cost and estimated market values of Securities as of December 31, 1998 are as follows (dollars in thousands):

                                                                                                Estimated
                                                                        Amortized                Market
                                                                          Cost                    Value
                                                                        -----------           -----------

Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies                          $   68,201            $   68,386
Obligations of State and Political Subdivisions                             29,103                30,455
Asset-/Mortgage-backed Securities                                           52,881                52,686
                                                                        -----------           -----------
     Total                                                              $  150,185            $  151,527
                                                                        ===========           ===========

Securities Held-to-Maturity:
U.S. Treasury Securities and Obligations of
     U.S. Government Corporation and Agencies                           $   46,849            $   47,951
Asset-/Mortgage-backed Securities                                            1,497                 1,511
                                                                        -----------           -----------
     Total                                                              $   48,346            $   49,462
                                                                        ===========           ===========

     At June 30, 1999 and December 31, 1998, U.S. Government Agency structured notes with an amortized cost of $1,998,000 and $5,985,000 respectively, and fair value of $1,845,000 and $5,985,000 respectively, are included in securities available-for-sale.
These notes consist of single-index bonds.

Note 4 -- Loans

     Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):

                                                                        June 30,             December 31,
                                                                         1999                    1998
                                                                        ----------           -----------
Real Estate Loans Secured by 1-4
     Family Residential Properties                                      $  319,794            $  303,047
Agricultural Loans                                                          61,665                62,736
Commercial and Industrial Loans                                            147,297               136,649
Loans to Individuals for Household,
     Family and Other Personal Expenditures                                109,703                95,683
Lease Financing                                                                516                   821
                                                                        ----------            ----------
     Total Loans                                                        $  638,975            $  598,936
                                                                        ==========            ==========

     No unguaranteed concentration of credit in excess of 10 percent of total assets exists within any single industry group.



Note 5 -- Allowance for Loan Losses

     A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):

                                                                          1999                   1998
                                                                        -----------           -----------

Balance at January 1                                                    $    8,323            $    8,645
Allowance of Acquired Affiliate                                                356                   ---
Provision for Loan Losses                                                      641                   299
Recoveries of Prior Loan Losses                                                305                   164
Loan Losses Charged to the Allowance                                        (1,136)                 (792)
                                                                        -----------           -----------
Balance at June 30                                                      $    8,489            $    8,316
                                                                        ===========           ===========

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

     On May 10, 1999 the Company issued 8,000 shares of common stock and approximately $26,000 in cash for all the outstanding shares of the corporate owner of Smith & Bell of Vincennes, Indiana. This merger was accounted for as a purchase, and resulted in the recording of approximately $250,000 in goodwill. The fair value of Smith & Bell's assets and liabilities, respectively, at the date of acquisition were approximately $160,000 and 250,000. Reported operating results for periods prior to the merger have not been restated.

     The following is a reconciliation of the separate and combined net interest income and net income of German American Bancorp, 1ST BANCORP and Doty for the period prior to the acquisition:

                                            GERMAN AMERICAN
                                            BANCORP                       1ST
                                            (as previously reported)      BANCORP             DOTY           COMBINED

For the three months ended June 30, 1998
         Net interest income                               $ 6,008         $1,590             $---           $ 7,598
         Net income / (Loss)                               $ 1,795         $  437             $---           $ 2,232

For the six months ended June 30, 1998
         Net interest income                               $12,051         $3,165             $---           $15,216
         Net income / (Loss)                               $ 3,544         $  892             $---           $ 4,436



Note 7 -- Subsequent Events

     On July 29, 1999, German American Bancorp announced that its Board of Directors has approved a stock repurchase program for up to 425,000 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company commenced bidding for shares on August 3, 1999 and will conclude bids and purchases (even if not all shares authorized under the program have been repurchased) by December 14,1999.

ITEM 2.

GERMAN AMERICAN BANCORP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. Its five affiliate banks conduct business in 25 offices in Dubois, Daviess, Gibson, Knox, Martin, Pike, Perry and Spencer Counties in Southwest Indiana. Its full-service insurance agencies operate offices in Dubois, Gibson, Knox and Pike Counties. The banks provide a wide range of financial services, including accepting deposits; making commercial, mortgage and consumer loans; issuing property and casualty, credit life, accident and health insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing investment advisory and brokerage services.

     This section presents an analysis of the consolidated financial condition of the Company as of June 30, 1999 and December 31, 1998 and the consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1998 Annual Report to Shareholders.

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

     In May 1999, the Company issued 8,000 shares of common stock and approximately $26,000 in cash for all the outstanding shares of Professional Insurance Markets, Inc. (which did business as Smith & Bell) of Vincennes, Indiana. This merger was accounted for as a purchase. Accordingly, reported operating results for periods prior to the merger have not been restated. Smith & Bell is a general multi-line, full-service insurance agency with offices in Knox County, Indiana.

RESULTS OF OPERATIONS

Net Income:

     Net income was $2,283,000 or $0.26 per share for the quarter ended June 30, 1999 compared to $2,232,000 or $0.26 per share for the second quarter of 1998. Net interest income increased $388,000, or 5.1 percent. Provision for Loan Losses increased by $127,000. Noninterest income increased $348,000 or 28.4 percent over 1998. Noninterest expense increased $579,000 or 10.6 percent from the prior year.

     Net income for the six months ended was $4,506,000 or $0.51 per share compared to $4,436,000 or $0.51 per share for the prior year to date. Net interest income increased $645,000, or 4.2 percent. Provision for Loan Losses increased by $342,000 or 114 percent. Noninterest income increased $758,000 or
32.6 percent over 1998. Noninterest expense increased $1.1 million or 10.6 percent from the prior year.

Net Interest Income:

     The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis, at an effective tax rate of 34 percent for each period) for each of the periods presented herein (dollars in thousands):

                                                     Three Months                    Change from
                                                     Ended June 30,                  Prior Period
                                                  1999             1998          Amount        Percent
                                               ------------------------          ---------------------
Interest Income (T/E)                          $17,010          $16,539            $471           2.8%
Interest Expense                                 8,591            8,553              38           0.4%
                                               -------          -------            ----
     Net Interest Income (T/E)                 $ 8,419          $ 7,986            $433           5.4%
                                               =======          =======            ====

                                                     Six Months                      Change from
                                                    Ended June 30,                   Prior Period
                                                1999            1998              Amount       Percent
                                               ------------------------          ---------------------
Interest Income (T/E)                          $33,781          $33,152           $ 629           1.9%
Interest Expense                                17,058           17,159            (101)         (0.6%)
                                               -------          -------           ------
     Net Interest Income (T/E)                 $16,723          $15,993           $ 730           4.6%
                                               =======          =======           ======

     The increase in net interest income for the three months ended June 30, 1999 compared to the prior year was due to a $111,000 increase in loan income, a $315,000 increase in investment income and a $323,000 decrease in interest expense on deposits, offset by a $361,000 increase in interest expense on borrowings. The increase in net interest income for the year to date ended June 30, 1999 compared to 1998 was due to a $417,000 increase in loan income, a $127,000 increase in investment income and a $609,000 decrease in interest expense on deposits, offset by a $508,000 increase in interest expense on borrowings.

     Net interest margin, which represents the average net effective yield on earning assets, is tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 1999, the net interest margin was 3.92 percent compared to 3.98 percent for the comparable period of 1998. Net interest margin for the six months ended June 30, 1999 was 3.91 compared to 4.00 in the prior year. These declines were due to a more competitive pricing environment for loans and the effect of capital leverage strategies employed in the investment portfolio.

Provision For Loan Losses:

     The Company provides for future loan losses through regular provisions to the allowance for loan losses. These provisions are made at a levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

     The consolidated provision for loan losses was $272,000 and $641,000 for the three and six months ended June 30, 1999. This compares to $145,000 and $299,000 for the same respective periods in 1998. This increase in provision was primarily due to growth in non-conforming mortgage loans and recent charge-off experience in residential real estate mortgage and consumer loans. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

     Net charge-offs were $528,000 or 0.34 annualized percent of average loans for the three months ended and $831,000 or 0.27 annualized percent of average loans for the six months ended June 30, 1999. Net charge-offs for the second quarter and year to date ended June 30, 1998 were $544,000 or 0.36 annualized percent and $628,000 or 0.22 annualized percent of average loans, respectively. The increase in net charge-offs occurred primarily in consumer loans, residential real estate mortgages (related to growth in that segment of the portfolio), and included a single large commercial loan.

     Nonperforming loans as a percent of total loans at June 30, 1999 were 1.28 percent of total loans, which represents no change from March 31, 1999. This is an increase from 1.16 percent at December 31, 1998. See discussion under "Financial Condition" for more information regarding nonperforming assets.

Noninterest Income:

     Noninterest  income for the second  quarter of 1999  increased  $348,000 or
28.4 percent over the same period in 1998. Investment Services Income, which fluctuates based on market conditions, increased $21,000. The increase in Insurance Premiums and Commissions of $345,000 was primarily due to the Doty and Smith & Bell acquisitions. Other Charges and Fees increased $58,000 or 22%, primarily due to growth in the Company's title insurance business. Gains on the Sale of Loans and Other Real Estate also fluctuates with market conditions, and declined $31,000 from the prior year.

     Year to date noninterest income increased $758,000 or 32.6 percent over 1998. Increases occurred in Insurance Premiums and Commissions ($537,000), Other Charges and Fees ($185,000), and Gains on the Sale of Loans and Other Real Estate ($129,000).

Noninterest Expense:

     Noninterest  expense for the second quarter of 1999  increased  $579,000 or
10.6 percent from the prior year. Most of this increase occurred in Salaries and Employee Benefits ($227,000), Furniture and Equipment Expense ($108,000) and Professional Fees ($110,000). The increase in Professional Fees is due to insurance acquisition expenses, mortgage banking consulting fees, and fees associated with outsourcing the Company's internal audit function in 1999. The Company's insurance operations accounted for $422,000 or 73 percent of the total increase.

     Year to date noninterest expense increased $1.1 million or 10.6 percent from the prior year. The bulk of this increase occurred in Salaries and Employee Benefits ($520,000), Furniture and Equipment Expense ($175,000) and Supplies ($71,000). The Company's insurance operations accounted for $626,000 or 57 percent of the total increase.

     Salaries and Employee Benefits totaled $3.3 million in the second quarter of 1999 and $6.5 million year to date, or 54 percent of total noninterest expense. Excluding increases due to the Company's acquired insurance operations, these expenses increased approximately $58,000 year to date or 1.0 percent over year to date 1998.

     Total occupancy, furniture and equipment expense for the three and six months ended June 30, 1999 totaled $860,000 and 1.7 million, respectively. This was approximately $141,000 and $232,000 greater than the same periods of the prior year. These increases include depreciation on Citizens State Bank's new main office Petersburg, and for a branch remodeling at another affiliate. Also included are the costs of upgrading the Company's computer systems at its existing and new affiliates. This strategy is expected, over the long-term, to better control employee related expenses and to improve the quality of customer service provided by all of its affiliate community banks.

     Computer processing fees increased $25,000 and $64,000 in the second quarter and year to date 1999 periods, respectively, compared to the same periods in 1998. Increases were due in part to Year 2000 preparation, and also to conversion related expenses at our newest affiliate. Advertising expenses were relatively unchanged from the prior year. Supplies expenses for the second quarter increased $42,000 over the prior year. This included expenses at our newest affiliate, and normal increases due to volume.

     Year to date Other Operating Expenses increased $138,000 over 1998. $62,000 of this increase related to a net loss on sale and write-downs in Other Real Estate Owned and other miscellaneous assets. Other increases occurred in education and training expenses ($48,000), telecommunication expenses, including network charges ($73,000), and collection expenses ($75,000). Expenses were reduced in examination fees ($24,000), Director/Committee Fees ($79,000), bank service charges ($30,000) and blanket bond/ D& O insurance expenses ($30,000).

Income Taxes:

     The Company's effective income tax rate approximates 30% of pre-tax income in all periods, and is lower than the combined federal and state statutory rate of 39.6%. This lower effective rate results from the Company's tax-exempt investment income on municipal securities and loans, and from net operating loss and other income tax credits generated from investments in affordable housing projects.

FINANCIAL CONDITION

     Total assets at June 30, 1999 were $931 million. This was an increase of $34 million from the December 31, 1998 total asset position. In comparison to year-end totals, loans increased $40 million or 6.7 percent, investments increased $11 million or 5 percent, and cash equivalents decreased $17 million. Deposits at June 30, 1999 increased $17 million or 2.6 percent, and borrowings increased $17 million or 13.1 percent.

     All of the Company's affiliate banks are members of the Federal Home Loan Bank System ("FHLB"). The banks' membership in the FHLB provides an additional source of liquidity for both Long-term and Short-term borrowing needs. The Company had $114 million in Long-term FHLB borrowings outstanding at June 30, 1999 as compared to $124 million at December 31, 1998.

Nonperforming Assets:

     The following is an analysis of the Company's nonperforming assets at June 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                        June 30,             December 31,
                                                                          1999                   1998
                                                                        --------             ------------
Nonaccrual Loans                                                          $5,313                   $5,411
Loans contractually past due 90 days or more                               2,896                    1,522
Renegotiated Loans                                                           ---                      ---
                                                                         -------                   ------
     Total Nonperforming Loans                                             8,209                    6,933
                                                                         -------                   ------

Other Real Estate                                                          2,491                    1,156
                                                                         -------                   ------
     Total Nonperforming Assets                                          $10,700                   $8,089
                                                                         =======                   ======

Allowance for Loan Loss to Nonperforming Loans                            103.41%                  120.05%
Nonperforming Loans to Total Loans                                          1.28%                    1.16%

The increase in past due loans occurred primarily in non-conforming real estate loans. Most of the increase in Other Real Estate related to a group of agricultural loans to a single borrower.

Capital Resources:

     Shareholders' equity totaled $91.5 million at June 30, 1999 or 9.8 percent of total assets, an increase of $269,000 from December 31, 1998.

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

     At June 30, 1999 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

     The table below presents the Company's consolidated risk-based capital structure and capital ratios under regulatory guidelines (dollars in thousands):

                                                                            June 30,           December 31,
                                                                              1999                 1998
                                                                            --------           ------------
Tier 1 Capital:
    Shareholders' Equity as presented
      on the Balance Sheet                                                  $ 91,545              $ 91,276
    Less: Unrealized Depreciation (Appreciation)
      on Securities Available-for-Sale                                         2,153                  (811)
    Less:  Intangible Assets and
      Ineligible Deferred Tax Assets                                          (2,307)               (1,497)
                                                                            --------              --------
        Total Tier 1 Capital                                                  91,391                88,968
Tier 2 Capital:
    Qualifying Allowance for Loan Loss                                         7,554                 6,328
                                                                            --------              --------
        Total Capital                                                       $ 98,945              $ 95,296
                                                                            ========              ========
Risk-adjusted Assets                                                        $603,401              $583,500


                                                            To be Well
                                                           Capitalized
                                                           Under Prompt
                                          Minimum for       Corrective
                                            Capital           Action              At               At
                                           Adequacy         Provisions         June 30,       December 31,
                                           Purposes          (FDICIA)            1999             1998

Leverage Ratio                                4.00%              5.00%          9.95%              10.28%
Tier 1 Capital to Risk-adjusted Assets        4.00%              6.00%         15.15%              15.25%
Total Capital to Risk-adjusted Assets         8.00%             10.00%         16.40%              16.33%


    The Company has commenced a stock repurchase program as discussed in greater detail in Note 7 to the financial statements included in Part I of this report, which Note is incorporated herein by reference.

Liquidity:

    The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first six months of 1999, operating activities provided $12.2 million of available cash, which included net income of $4.5 million. Deposits and borrowings provided $43.7 million of cash during the period. Major cash outflows experienced during this six month period of 1999 included $2.2 million in dividends, $1.8 million in property and equipment purchases and net loan outlays in the amount of $33.6 million.

    Purchases of securities and short-term investments required $36.0 million in cash above the dollar amount of maturities and sales. Total cash outflows for the period exceeded inflows by $16.7 million, leaving cash and cash equivalents of $32.9 million at June 30, 1999.

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

    During the second quarter, the Company satisfactorily completed testing and implementation procedures on all mission critical systems to address potential Year 2000 issues. The Company's Year 2000 process is subject to banking agency regulatory guidelines and examination. The Company believes itself to be in compliance with all significant regulatory requirements.

    The Company's service provider for all of its loan and deposit account processing activity is Fiserv, a publicly listed company headquartered in Milwaukee, Wisconsin. The Company designated Fiserv's systems as mission critical for the Year 2000 issue, as that term is defined by bank regulatory requirements. Fiserv is a national service provider for over 3,300 institutions. While the Company has extensively tested Fiserv's systems for Year 2000 capabilities, it can obviously give no absolute assurance as to the actual performance of Fiserv's systems in the Year 2000. However, based on this testing, the Company is unaware of any issues that would cause any material interruption in its ability to transact business. The Company has also completed its assessment of the Year 2000 implications of systems other than its "mission critical" data processing information systems (such as elevators, HVAC, copiers, and the like).

    The Company expended approximately $500,000 on Year 2000 related items, including approximately $200,000 in cash outlays in 1999. These outlays exclude the cost of implementing the Company's state-of-the-art platform and computer systems upgrade, but include the Company's share of third party systems costs and all other costs to address the Year 2000 issue. For financial statement purposes, the depreciation and operating expenses associated with these outlays will impact the income statement over a period of one to seven years.

    The Year 2000 issue could also affect the ability of the Company's customers to conduct operations in a timely and effective manner, and as such, could adversely impact the quality of the Company's loan portfolio, its deposits, or other sources of revenue and funding from customers. The Company has completed an assessment of its commercial customers' potential exposure to the Year 2000 issue and their plans to minimize any such exposure. While that assessment can offer no assurances on this matter, the Company is unaware of any specific significant customer Year 2000 issues that are not expected to be resolved prior to the end of the year.

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

    The table below provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. These estimates were restated from those presented in the Company's 1998 Annual Report for the effect of the January 1999 acquisition, on a pooling of interests basis, of 1ST BANCORP. The Company's risk profile as of June 30, 1999 does not materially differ from these year-end estimates. The table indicates that as of December 31, 1998 the Company's estimated NPV might be expected to decrease in the event of an increase in prevailing interest rates, and that a decrease in prevailing interest rates might have little or no impact on estimated NPV.

Change in Estimated Net Portfolio Value
As of December 31, 1998

                                             Net Portfolio Value
Changes in Rates         In Thousands           Dollar Change          % Change

    +2%....................$88,621.................$(22,784)..............(20%)
    +1%.....................99,131..................(12,274)..............(11%)
   Base....................111,405......................---................---
    -1%....................112,695....................1,290.................1%
    -2%....................111,844......................439................---


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     The Company issued 8,000 shares of common stock to the former shareholders of Professional Insurance Markets, Inc. ("PIMI") in May of 1999 in payment of the purchase price for PIMI in reliance upon the private offering exemption [Section 4(2)] from registration under the Securities Act of 1933.

     The Company also issued an aggregate of 2,470 common shares to executive officers in May 1999 upon their exercises of stock options granted to them under the Company's 1992 stock option plan, and an aggregate of 16,827 common shares during June 1999 to members of the Board of Directors of the Company and its affiliate banks in payment of a portion of their fees for service as such.
All of these issuances were made in reliance upon the Section 4(2) exemption.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on April 22, 1999. At the Annual Meeting, the shareholders elected as Directors for an additional two-year term the seven nominees proposed by the Board of Directors, and approved the German American Bancorp 1999 Long-Term Equity Incentive Plan ("Incentive Plan") and the 1999 Employee Stock Purchase Plan ("Purchase Plan").

                              Votes                    Votes           Broker
Nominee                     Cast for                 Withheld          Non-Votes

George Astrike             6,320,066                  335,033                  0
David G. Buehler           6,318,146                  336,953                  0
David B. Graham            6,318,268                  336,831                  0
William R. Hoffman         6,327,349                  327,750                  0
Michael B. Lett            6,322,772                  332,327                  0
C. James McCormick         6,327,892                  327,207                  0
A.W. Place Jr.             6,327,349                  327,750                  0

     The Incentive Plan was approved by a vote of 5,035,529 votes in favor and 674,420 votes opposed with 219,115 abstentions or broker non-votes. The Purchase Plan was approved by a vote of 5,275,353 votes in favor and 472,266 votes opposed with 181,445 abstentions or broker non-votes.


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


          4               No long-term debt instrument issued by the Registrant
                          exceeds 10% of consolidated  total assets.  In accordance
                          with paragraph 4 (iii) of Item 601(b) of  Regulation  S-K, the  Registrant  will  furnish the  Securities  and
                          Exchange Commission upon request copes of long-term
                          debt instruments and related agreements.

         27               Financial  Data  Schedule  for the periods ended June 30,
                          1999 and 1998.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GERMAN AMERICAN BANCORP

Date     August 16, 1999                        By/s/Mark A. Schroeder
        ---------------------------------         ------------------------------
                                                   Mark A. Schroeder
                                                   President and CEO

Date     August 16, 1999                        By/s/John M. Gutgsell
        ----------------------------------        ------------------------------
                                                   John M. Gutgsell
                                                   Chief Accounting Officer