Form 10-Q
period 1999-09-30
GERMAN AMERICAN BANCORP
filed 1999-11-12
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999

Or

[ ]  Transition  Report  pursuant   to  Section  13  or 15(d) of The  Securities
     Exchange Act of 1934 for the Transition Period from _______________ to
     -------------------

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

YES    [X]           NO    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                              Outstanding at November 10, 1999
Common Stock,  No par value        8,713,371

GERMAN AMERICAN BANCORP

INDEX


PART I.  FINANCIAL INFORMATION

Item 1.
         Consolidated Balance Sheets - September 30, 1999 and
         December 31, 1998

         Consolidated Statements of Income and Comprehensive Income -- Three Months Ended September 30, 1999 and 1998

         Consolidated Statements of Income and Comprehensive Income -- Nine months ended September 30, 1999 and 1998

         Consolidated Statements of Cash Flows -- Nine months ended September 30, 1999 and 1998

         Notes to Consolidated Financial Statements  --
         September 30, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)
                                                          September 30,         December 31,
                                                               1999                 1998
ASSETS
Cash and Due from Banks                                    $   23,736            $   18,097
Interest-bearing Deposits with Banks                           12,927                31,316
Federal Funds Sold                                                ---                   175
                                                           -----------           -----------
    Cash and Cash Equivalents                                  36,663                49,588

Interest-bearing Time Deposits with Banks                         599                 1,299
Securities Available-for-Sale, at Market                      179,097               151,527
Securities Held-to-Maturity, at Cost                           30,049                48,346

Loans Held for Sale                                             3,208                 2,449

Total Loans                                                   676,007               598,936
Less:  Unearned Income                                           (397)                 (848)
       Allowance for Loan Losses                               (8,447)               (8,323)
                                                           -----------           -----------
Loans, Net                                                    667,163               589,765

Stock in FHLB of Indianapolis, at cost                          8,627                 7,853
Premises, Furniture and Equipment, Net                         19,552                17,796
Other Real Estate                                               2,284                 1,156
Intangible Assets                                               2,241                 1,841
Accrued Interest Receivable and Other Assets                   25,663                25,305
                                                           -----------           -----------
       TOTAL ASSETS                                        $  975,146            $  896,925
                                                           ===========           ===========
LIABILITIES
Noninterest-bearing Deposits                                  $74,993               $67,218
Interest-bearing Deposits                                     630,714               597,895
                                                           -----------           -----------
    Total Deposits                                            705,707               665,113

Short-term Borrowings                                          19,635                 7,028
FHLB Advances and Other Long-term Debt                        149,220               124,381
Accrued Interest Payable and Other Liabilities                  9,444                 9,127
                                                           -----------           -----------
       TOTAL LIABILITIES                                      884,006               805,649

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
    20,000,000 shares authorized                                8,758                 8,705
Preferred Stock, $10 par value; 500,000
    shares authorized, none issued                                ---                   ---
Additional Paid-in Capital                                     48,266                47,844
Retained Earnings                                              37,109                33,916
Accumulated Other Comprehensive Income                         (2,993)                  811
                                                           -----------           -----------
       TOTAL SHAREHOLDERS' EQUITY                              91,140                91,276
                                                           -----------           -----------
       TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY         $  975,146            $  896,925
                                                           ===========           ===========
Common Shares issued and outstanding at end of period       8,757,539             8,704,592
                                                           ===========           ===========

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)
                                                            Three Months Ended
                                                               September 30,
                                                          1999              1998
INTEREST INCOME
Interest and Fees on Loans                              $13,589            $13,012
Interest on Federal Funds Sold                              ---                152
Interest on Short-term Investments                          126                191
Interest and Dividends on Securities                      3,425              2,922
                                                        -------            -------
     TOTAL INTEREST INCOME                               17,140             16,277
                                                        -------            -------
INTEREST EXPENSE
Interest on Deposits                                      6,955              7,158
Interest on Short-term Borrowings                           307                 84
Interest on Long-term Debt                                1,758              1,395
                                                        -------            -------
     TOTAL INTEREST EXPENSE                               9,020              8,637
                                                        -------            -------
NET INTEREST INCOME                                       8,120              7,640
Provision for Loan Losses                                   298                177
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                      7,822              7,463

NONINTEREST INCOME
Income from Fiduciary Activities                             95                 76
Service Charges on Deposit Accounts                         453                427
Investment Services Income                                   97                118
Insurance Premiums and Commissions                          470                101
Other Charges, Commissions and Fees                         288                339
Gain on Sales of Loans and Other Real Estate                 61                301
Net Gain/(Loss) on Sales of Securities                      ---                  1
                                                        -------            -------
     TOTAL NONINTEREST INCOME                             1,464              1,363
                                                        -------            -------
NONINTEREST EXPENSE
Salaries and Employee Benefits                            3,307              3,057
Occupancy Expense                                           450                444
Furniture and Equipment Expense                             428                360
Computer Processing Fees                                    243                276
Professional Fees                                           200                358
Advertising and Promotions                                  220                183
Supplies                                                    216                202
Other Operating Expenses                                  1,034                949
                                                        -------            -------
     TOTAL NONINTEREST EXPENSE                            6,098              5,829
                                                        -------            -------
Income before Income Taxes                                3,188              2,997
Income Tax Expense                                          874                850
                                                        -------            -------
Net Income                                              $ 2,314            $ 2,147
                                                        =======            =======
Earnings Per Share and Diluted
   Earnings Per Share                                   $  0.27            $  0.24
Dividends Paid per Share                                $  0.13            $  0.12

Comprehensive Income                                    $ 1,474            $ 2,537

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)
                                                               Nine months ended
                                                                 September 30,
                                                              1999              1998
INTEREST INCOME
Interest and Fees on Loans                                  $39,635            $38,641
Interest on Federal Funds Sold                                   37                720
Interest on Short-term Investments                              827                651
Interest and Dividends on Securities                          9,560              8,640
                                                            --------           -------
     TOTAL INTEREST INCOME                                   50,059             48,652

INTEREST EXPENSE
Interest on Deposits                                         20,632             21,444
Interest on Short-term Borrowings                               718                203
Interest on Long-term Debt                                    4,728              4,149
                                                            --------           -------
     TOTAL INTEREST EXPENSE                                  26,078             25,796
                                                            --------           -------
NET INTEREST INCOME                                          23,981             22,856
Provision for Loan Losses                                       939                476
                                                            --------           -------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                         23,042             22,830

NONINTEREST INCOME
Income from Fiduciary Activities                                231                250
Service Charges on Deposit Accounts                           1,281              1,194
Investment Services Income                                      364                392
Insurance Premiums and Commissions                            1,309                403
Other Charges, Commissions and Fees                           1,001                941
Gain on Sales of Loans and Other Real Estate                    364                475
Net Gain/(Loss) on Sales of Securities                           (6)                30
                                                            --------           -------
     TOTAL NONINTEREST INCOME                                 4,544              3,685
                                                            --------           -------
NONINTEREST EXPENSE
Salaries and Employee Benefits                                9,832              9,062
Occupancy Expense                                             1,305              1,242
Furniture and Equipment Expense                               1,266              1,023
Computer Processing Fees                                        759                728
Professional Fees                                               724                771
Advertising and Promotions                                      542                497
Supplies                                                        586                501
Other Operating Expenses                                      3,039              2,816
                                                            --------           -------
     TOTAL NONINTEREST EXPENSE                               18,053             16,640
                                                            --------           -------
Income before Income Taxes                                    9,533              9,425
Income Tax Expense                                            2,713              2,842
                                                            --------           -------
Net Income                                                  $ 6,820            $ 6,583
                                                            ========           =======
Earnings Per Share and Diluted
   Earnings Per Share                                       $  0.78            $  0.75
Dividends Paid per Share                                    $  0.38            $  0.33

Comprehensive Income                                        $ 3,016            $ 7,007

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollar references in thousands)
                                                                                   Nine months ended
                                                                                     September 30,
                                                                                 1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   $   6,820         $   6,583
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
     Depreciation and Amortization                                               1,583             1,471
     Provision for Loan Losses                                                     939               476
     Net Gain (Loss) on Sales of Securities                                          6               (30)
     Gain of Sales of Loans and Other Real Estate                                 (364)             (475)
     Net Change in Loans Held for Sale                                           6,480            11,231
     Loss on Investment in Limited Partnership                                      99                81
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets                                     (4,636)            2,493
       Interest Payable and Other Liabilities                                     (503)             (871)
                                                                             ----------        ----------
          Total Adjustments                                                      3,604            14,376
                                                                             ----------        ----------
       Net Cash from Operating Activities                                       10,424            20,959
                                                                             ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Time Deposits with Banks                                              723               400
   Proceeds from Maturities of Securities Available-for-Sale                    29,221            75,212
   Proceeds from Sales of Securities Available-for-Sales                           953            45,322
   Purchase of Securities Available-for-Sale                                   (66,630)         (140,572)
   Proceeds from Maturities of Securities Held-to-Maturity                       5,186            27,015
   Proceeds from Sales of Securities Held-to-Maturity                              ---               377
   Purchase of Securities Held-to-Maturity                                      (3,449)           (8,093)
   Proceeds from Sales of Loans                                                  4,350               384
   Purchase of Loans                                                            (8,627)           (3,764)
   Loans Made to Customers, net of Payments Received                           (66,723)          (50,477)
   Acquire Affiliate                                                              (310)            3,715
   Property and Equipment Expenditures                                          (3,018)           (1,916)
   Proceeds from Sales of Other Real Estate                                      1,065               401
   Other                                                                           ---              (458)
                                                                             ----------        ----------
       Net Cash from Investing Activities                                     (107,259)          (52,454)
                                                                             ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits                                                           33,460            (5,859)
   Change in Short-term Borrowing                                               12,607             1,831
   Advances of Long-term Debt                                                   58,000            54,996
   Repayments of Long-term Debt                                                (16,516)          (43,911)
   Dividends Paid                                                               (3,334)           (2,296)
   Exercise of Stock Options / Awards                                              305               ---
   Purchase / Retire Stock                                                        (737)             (305)
   Issue Common Stock                                                              133               102
   Purchase Fractional Shares                                                       (8)               (5)
                                                                             ----------        ----------
       Net Cash from Financing Activities                                       83,910             4,553
                                                                             ----------        ----------
Net Change in Cash and Cash Equivalents                                        (12,925)          (26,942)
Cash and Cash Equivalents at Beginning of Year                                  49,588            60,684
                                                                             ----------        ----------
   Cash and Cash Equivalents at End of Period                                $  36,663         $  33,742
                                                                             ==========        ==========

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(unaudited)

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

     In January 1999, the Company issued 2,039,665 shares of common stock for all the outstanding shares of 1ST BANCORP of Vincennes, Indiana and 62,000 shares of common stock for all the outstanding shares of The Doty Agency, Inc.
(Doty) of Petersburg, Indiana. These mergers were accounted for as poolings of interests. The reported operating results for periods prior to the 1999 merger date have been retroactively adjusted to give effect to the merger with 1ST BANCORP. Prior period results do not include the effect of the merger with Doty, as restatement would not have resulted in a material change in overall financial results. 1ST BANCORP's subsidiaries included First Federal Bank, First Financial Insurance Agency, Inc., and First Title Insurance Company, Inc. First Federal Bank, now known as First American Bank, is headquartered in Vincennes, Indiana. First Financial Insurance Agency operates an office in Princeton, Indiana. Doty is a general multi-line, full-service insurance agency with offices in Pike, Knox and Dubois counties in Indiana.

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

                                                                          Three Months Ended
                                                                             September 30,
                                                                      1999                 1998
Earnings per Share:
Net Income                                                         $2,314,000           $2,147,000

Weighted Average Shares Outstanding                                 8,780,735            8,766,103

     Earnings per Share:                                                $0.27           $     0.24
                                                                   ==========           ==========
Diluted Earnings per Share:
Net Income                                                         $2,314,000           $2,147,000

Weighted Average Shares Outstanding                                 8,780,735            8,766,103
Stock Options, net of
   Assumed Shares Repurchased upon Exercise of Options                  4,278                9,899
                                                                   ----------           ----------
     Diluted Weighted Average Shares Outstanding                    8,785,013            8,776,002
                                                                   ----------           ----------
     Diluted Earnings per Share                                         $0.26                $0.24
                                                                   ==========           ==========

                                                                           Nine months ended
                                                                             September 30,
                                                                      1999                 1998
Earnings per Share:
Net Income                                                         $6,820,000           $6,583,000

Weighted Average Shares Outstanding                                 8,775,247            8,764,908

     Earnings per Share:                                                $0.78                $0.75
                                                                   ==========           ==========
Diluted Earnings per Share:
Net Income                                                         $6,820,000           $6,583,000

Weighted Average Shares Outstanding                                 8,775,247            8,764,908
Stock Options, net of
   Assumed Shares Repurchased upon Exercise of Options                  4,008               11,647
                                                                   ----------           ----------
     Diluted Weighted Average Shares Outstanding                    8,779,255            8,776,555
                                                                   ----------           ----------
     Diluted Earnings per Share                                    $     0.78           $     0.75
                                                                   ==========           ==========

Note 3 - Securities

The amortized cost and estimated market values of Securities as of September 30,
1999 are as follows (dollars in thousands):
                                                                                     Estimated
                                                              Amortized                Market
Securities Available-for-Sale:                                  Cost                   Value
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies                $ 91,202                $ 88,070
Obligations of State and Political Subdivisions                 26,493                  26,705
Asset-/Mortgage-backed Securities                               65,739                  64,322
                                                              --------                --------
     Total                                                    $183,434                $179,097
                                                              ========                ========
Securities Held-to-Maturity:
Obligations of State and Political Subdivisions               $ 29,008                $ 28,957
Asset-/Mortgage-backed Securities                                1,041                   1,043
                                                              --------                --------
     Total                                                    $ 30,049                $ 30,000
                                                              ========                ========

The amortized cost and estimated  market values of Securities as of December 31,
1998 are as follows (dollars in thousands):
                                                                                       Estimated
                                                                Amortized                Market
Securities Available-for-Sale:                                    Cost                   Value
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies                   $ 68,201               $ 68,386
Obligations of State and Political Subdivisions                    29,103                 30,455
Asset-/Mortgage-backed Securities                                  52,881                 52,686
                                                                 --------               --------
     Total                                                       $150,185               $151,527
                                                                 ========               ========
     Securities Held-to-Maturity:
U.S. Treasury Securities and Obligations of
     U.S. Government Corporation and Agencies                    $ 46,849               $ 47,951
Asset-/Mortgage-backed Securities                                   1,497                  1,511
                                                                 --------               --------
     Total                                                       $ 48,346               $ 49,462
                                                                 ========               ========

     At September 30, 1999 and December 31, 1998, U.S. Government Agency structured notes with an amortized cost of $5,985,000 and $5,985,000 respectively, and fair value of $5,280,000 and $5,985,000 respectively, are included in securities available-for-sale.
These notes consist of single-index bonds.

Note 4 -- Loans

Total loans,  as presented on the balance sheet,  are comprised of the following classifications (dollars in thousands):
                                                             September 30,           December 31,
                                                                 1999                    1998
Real Estate Loans Secured by 1-4
     Family Residential Properties                             $346,863                $303,047
Agricultural Loans                                               64,564                  62,736
Commercial and Industrial Loans                                 158,597                 136,649
Loans to Individuals for Household,
     Family and Other Personal Expenditures                     105,246                  95,683
Lease Financing                                                     737                     821
                                                               --------                --------
     Total Loans                                               $676,007                $598,936
                                                               ========                ========

Note 5 -- Allowance for Loan Losses

     A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):

                                                 1999              1998

Balance at January 1                           $ 8,323            $ 8,645
Allowance of Acquired Affiliate                    356                ---
Provision for Loan Losses                          939                476
Recoveries of Prior Loan Losses                    365                285
Loan Losses Charged to the Allowance            (1,536)            (1,372)
                                               --------           --------
Balance at September 30                        $ 8,447            $ 8,034
                                               ========           ========
Note 6 - Business Combinations

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

     The following is a reconciliation of the separate and combined net interest income and net income of German American Bancorp, 1ST BANCORP and Doty for the period prior to the acquisition:

                                                       GERMAN AMERICAN
                                                           BANCORP                1ST
                                                  (as previously reported)      BANCORP             DOTY           COMBINED

For the three months ended September 30, 1998
         Net interest income                                $ 5,999             $1,641              $---            $ 7,640
         Net income / (Loss)                                $ 1,588             $  559              $---            $ 2,147

For the nine months ended September 30, 1998
         Net interest income                                $18,050             $4,806              $---            $22,856
         Net income / (Loss)                                $ 5,132             $1,451              $---            $ 6,583


Note 7 - Stock Repurchase Plan

     On July 29,  1999,  German  American  Bancorp  announced  that its Board of
Directors approved a stock repurchase program for up to 425,000 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares are purchased from time to time in the open market and in large block privately negotiated transactions. The Company commenced bidding for shares on August 3, 1999 and will conclude bids and purchases (even if not all shares authorized under the program have been repurchased) by December 14, 1999. During the period ended September 30, 1999, 37,950 shares of common stock were repurchased at prices ranging from $17.875 to $23.00 per share.

Note 8 - Subsequent Events

     On November 4, 1999 the Company announced that its Board of Directors had declared its annual 5 percent stock dividend, payable on or before December 15, 1999 to shareholders of record on November 30, 1999. Since this stock dividend has not yet been issued, earnings and dividends per share amounts have not been restated for this dividend. The Board of Directors also declared a cash dividend of $0.13 per share payable on or before November 20, 1999 to shareholders of record on November 10, 1999.

ITEM 2.
GERMAN AMERICAN BANCORP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     German  American  Bancorp ("the  Company") is a multi-bank  holding company based in Jasper, Indiana. Its five affiliate banks conduct business in 25 offices in Dubois, Daviess, Gibson, Knox, Martin, Pike, Perry and Spencer Counties in Southwest Indiana. Its full-service insurance agencies operate offices in Dubois, Gibson, Knox and Pike Counties. The banks and insurance agencies provide a wide range of financial services, including accepting deposits; making commercial, mortgage and consumer loans; issuing property and casualty, title, credit life, accident and health insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing investment advisory and brokerage services.

     This section presents an analysis of the consolidated financial condition of the Company as of September 30, 1999 and December 31, 1998 and the consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1998 Annual Report to Shareholders.

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

     In May 1999, the Company issued 8,000 shares of common stock and approximately $26,000 in cash for all the outstanding shares of Professional Insurance Markets, Inc. (which does business as Smith & Bell) of Vincennes, Indiana. This merger was accounted for as a purchase. Accordingly, reported operating results for periods prior to the merger have not been restated. Smith & Bell is a general multi-line, full-service insurance agency with offices in Knox County, Indiana.

RESULTS OF OPERATIONS

Net Income:

     Net income was $2,314,000 or $0.27 per share for the quarter ended September 30, 1999 compared to $2,147,000 or $0.24 per share for the third quarter of 1998. Net interest income increased $480,000, or 6.3 percent. Provision for Loan Losses increased by $121,000. Noninterest income increased $101,000 or 7.4 percent over 1998. Noninterest expense increased $269,000 or 4.6 percent from the prior year.

     Net income for the nine months ended was $6,820,000 or $0.78 per share compared to $6,583,000 or $0.75 per share for the prior year to date. Net interest income increased $1,125,000, or 4.9 percent. Provision for Loan Losses increased by $463,000 or 97.2 percent. Noninterest income increased $859,000 or
23.3 percent over 1998. Noninterest expense increased $1,413,000 or 8.5 percent from the prior year.

     Increases in noninterest income and expense were primarily the result of three insurance agency acquisitions in 1999, the 1998 operations of which are not included in the Company's 1998 operating results.

Net Interest Income:

     The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis, at an effective tax rate of 34 percent for each period) for each of the periods presented herein (dollars in thousands):

                                             Three Months                     Change from
                                           Ended September 30,                Prior Period
                                         1999            1998           Amount         Percent

Interest Income (T/E)                  $17,573         $16,746          $  827           4.9%
Interest Expense                         9,020           8,637             383           4.4%
                                       -------         -------          ------
     Net Interest Income (T/E)         $ 8,553         $ 8,109          $  444           5.5%
                                       =======         =======          ======

                                             Nine Months                      Change from
                                          Ended September 30,                 Prior Period
                                        1999            1998            Amount         Percent

Interest Income (T/E)                  $51,354         $49,898          $1,456           2.9%
Interest Expense                        26,078          25,796             282           1.1%
                                       -------         -------          ------
     Net Interest Income (T/E)         $25,276         $24,102          $1,174           4.9%
                                       =======         =======          ======

     The increase in net interest income for the three months ended September 30, 1999 compared to the prior year was due to a $577,000 increase in loan income, a $286,000 increase in investment income and a $203,000 decrease in interest expense on deposits, offset by a $586,000 increase in interest expense on borrowings. The increase in net interest income for the year to date ended September 30, 1999 compared to 1998 was due to a $994,000 increase in loan income, a $413,000 increase in investment income and a $812,000 decrease in interest expense on deposits, offset by a $1.1 million increase in interest expense on borrowings.

     Net interest margin, which represents the average net effective yield on earning assets, is tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 1999, the net interest margin was 3.88 percent compared to 4.00 percent for the comparable period of 1998. Net interest margin for the nine months ended September 30, 1999 was 3.89 compared to 3.99 in the prior year. These declines were due to a more competitive pricing environment for loans and the effect of capital leverage strategies employed in the investment portfolio.

Provision For Loan Losses:

     The Company provides for estimated loan losses through regular provisions to the allowance for loan losses. These provisions are made at levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

     The consolidated provision for loan losses was $298,000 and $939,000 for the three and nine months ended September 30, 1999. This compares to $177,000 and $476,000 for the same respective periods in 1998. This increase in provision was primarily due to growth in residential real estate mortgage loans and recent charge-off experience in non-conforming mortgage and consumer loans. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

     Net charge-offs were $340,000 or 0.21 annualized percent of average loans for the three months ended and $1.2 million or 0.25 annualized percent of average loans for the nine months ended September 30, 1999. Net charge-offs for the third quarter and year to date ended September 30, 1998 were $459,000 or
0.10 annualized percent and $1.1 million or 0.25 annualized percent of average loans, respectively.

     Nonperforming  loans as a percent of total loans at September 30, 1999 were
1.09 percent of total loans, which represents a decline from 1.28 percent at June 30, 1999. Also, this is a decrease from 1.16 percent at December 31, 1998. See discussion under "Financial Condition" for more information regarding nonperforming assets.

Noninterest Income:

     Noninterest income for the third quarter of 1999 increased $101,000 or 7.4 percent over the same period in 1998. The primary factors contributing to the overall increase were higher levels of Insurance Premiums & Commissions offset by a lower level of Gains on Sale of Loans & Other Real Estate. The increase in Insurance Premiums and Commissions of $369,000 was primarily due to 1999 insurance acquisitions. Gains on the Sale of Loans and Other Real Estate, which fluctuates based on market conditions, declined $240,000 from the prior year.

     Year to date noninterest income increased $859,000 or 18.9 percent over 1998. Similar to the quarter ended September 30, 1999, the primary factors contributing to the overall increase were higher levels of Insurance Premiums & Commissions tempered by a lower level of Gain on Sale of Loans and Other Real Estate. Insurance Premiums and Commissions increased $906,000 while the Gain on Sale of Loans and Other Real Estate declined $111,000 for the year to date September 30, 1999.

Noninterest Expense:

     Noninterest expense for the third quarter of 1999 increased $269,000 or 4.6 percent from the prior year. Most of this increase is attributable to higher levels of Salaries & Employee Benefits ($250,000), Furniture and Equipment Expense ($68,000) and Other Operating Expenses ($85,000). These increased levels of expenses were offset by a decline in Professional Fees ($158,000). The Company's insurance operations acquired in 1999 and not included in 1998's results accounted for $269,000 of the net increase in noninterest operating expenses.

     Year to date noninterest expense increased $1.4 million or 8.5 percent from the prior year. The bulk of this increase occurred in Salaries and Employee Benefits ($770,000), Furniture and Equipment Expense ($243,000) and Other Operating Expenses ($223,000). The Company's insurance operations acquired in 1999 and not included in 1998's results accounted for $731,000 or 52 percent of the total increase.

     Salaries and Employee Benefits increased $250,000 and $770,000 for the quarter ended and nine months ended September 30, 1999, respectively. Excluding increases due to the Company's acquired insurance operations, these expenses increased approximately $46,000 and $215,000 for the quarter ended and nine months ended September 30, 1999.

     Total occupancy, furniture and equipment expense for the three and nine months ended September 30, 1999 totaled $878,000 and $2.6 million, respectively. This was approximately $74,000 and $306,000 greater than the same periods of the prior year. These increases include depreciation on Citizens State Bank's new main office in Petersburg, and for branch remodeling at another affiliate. Also included are the costs of upgrading the Company's computer systems at its existing and new affiliates. This strategy is expected, over the long-term, to better control employee related expenses and to improve the quality of customer service provided by all of its affiliate community banks.

     Computer processing fees decreased $33,000 for the three months ended and increased $31,000 year to date, compared to the same periods in 1998. Increases were due in part to Year 2000 preparation, and also to conversion related expenses at our newest affiliate, which occurred in a prior quarter. Advertising expenses increased $37,000 for the third quarter and $45,000 year to date over comparable periods in the prior year. Supplies expenses for the third quarter increased $14,000 and $85,000 for the nine months ended over the prior year. This included expenses at our newest affiliate, and normal increases due to volume.

     Year to date Other Operating Expenses increased $223,000 over 1998. $62,000 of this increase related to a net loss on sale and write-downs in Other Real Estate Owned and other miscellaneous assets. Other increases occurred in education and training expenses ($47,000) and telecommunication expenses, including network charges ($151,000).

Income Taxes:

     The Company's effective income tax rate approximates 28% of pre-tax income and is lower than the combined federal and state statutory rate of 39.6%. This lower effective rate results from the Company's tax-exempt investment income on municipal securities and loans, and from net operating loss and other income tax credits generated from investments in affordable housing projects.

FINANCIAL CONDITION

     Total assets at September 30, 1999 were $975 million. This was an increase of $78 million from the December 31, 1998 total asset position. In comparison to year-end totals, loans increased $78 million or 13 percent, investments increased $9 million or 4 percent, and cash equivalents decreased $13 million. Deposits at September 30, 1999 increased $40 million or 6 percent, and borrowings increased $37 million or 28 percent.

     All of the Company's affiliate banks are members of the Federal Home Loan Bank System ("FHLB"). The banks' membership in the FHLB provides an additional source of liquidity for both Long-term and Short-term borrowing needs. The Company had $149 million in Long-term FHLB borrowings outstanding at September 30, 1999 as compared to $124 million at December 31, 1998.

Nonperforming Assets:

     The following is an analysis of the Company's nonperforming assets at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                  September 30,     December 31,
                                                       1999             1998

Nonaccrual Loans                                     $ 6,162           $ 5,411
Loans contractually past due 90 days or more           1,180             1,522
Renegotiated Loans                                       ---               ---
     Total Nonperforming Loans                         7,342             6,933
                                                     --------          --------
Other Real Estate                                      2,284             1,156
                                                     --------          --------
     Total Nonperforming Assets                      $ 9,626           $ 8,089
                                                     --------          --------
Allowance for Loan Loss to Nonperforming Loans        115.05%           120.05%
Nonperforming Loans to Total Loans                      1.09%             1.16%

     The increase in non-performing loans occurred primarily in non-conforming real estate loans. Most of the increase in Other Real Estate related to a group of agricultural loans to a single borrower.

Capital Resources:

     Shareholders' equity totaled $91.1 million at September 30, 1999 or 9.3 percent of total assets. Total equity declined $137,000 from year end due to a $3.3 million decline in the Company's $210 million investment portfolio. This decline in market value is due to a rise in interest rates since year end, and represents less than a 2 percent decline in market value.

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

     At September 30, 1999 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

     The table below presents the Company's consolidated risk-based capital structure and capital ratios under regulatory guidelines (dollars in thousands):

                                                    September 30,   December 31,
                                                         1999           1998
Tier 1 Capital:
    Shareholders' Equity as presented
      on the Balance Sheet                           $ 91,140          $ 91,276
    Less: Unrealized Depreciation (Appreciation)
      on Securities Available-for-Sale                  2,993              (811)
    Less:  Intangible Assets and
      Ineligible Deferred Tax Assets                   (2,241)           (1,497)
                                                     ---------         ---------
        Total Tier 1 Capital                           91,892            88,968
Tier 2 Capital:
    Qualifying Allowance for Loan Loss                  7,885             6,328
                                                     ---------         ---------
        Total Capital                                $ 99,777          $ 95,296
                                                     =========         =========
Risk-adjusted Assets                                 $630,211          $583,500

                                                           To be Well
                                                           Capitalized
                                                          Under Prompt
                                          Minimum for       Corrective
                                            Capital           Action              At               At
                                           Adequacy         Provisions       September 30,    December 31,
                                           Purposes          (FDICIA)            1999             1998

Leverage Ratio                                4.00%              5.00%          9.79%              10.28%
Tier 1 Capital to Risk-adjusted Assets        4.00%              6.00%         14.58%              15.25%
Total Capital to Risk-adjusted Assets         8.00%             10.00%         15.83%              16.33%

     The Company has commenced a stock repurchase program as discussed in greater detail in Note 7 to the financial statements included in Part I of this report.


Liquidity:

    The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first nine months of 1999, operating activities provided $10.4 million of available cash, which included net income of $6.8 million. Deposits and borrowings provided $87.6 million of cash during the period. Major cash outflows experienced during the nine month period of 1999 included $3.3 million in dividends, $3.0 million in property and equipment purchases and net loan outlays in the amount of $71.0 million.

    Purchases of securities and short-term investments required $34.0 million in cash above the dollar amount of maturities and sales. Total cash outflows for the period exceeded inflows by $12.9 million, leaving cash and cash equivalents of $36.7 million at September 30, 1999.

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

    During the third quarter, the Company satisfactorily completed testing and implementation procedures on all mission critical systems to address potential Year 2000 issues. The Company's Year 2000 process is subject to banking agency regulatory guidelines and examination. The Company believes itself to be in compliance with all significant regulatory requirements.

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

    The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations. The affiliate banks' source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and long-term borrowings from the Federal Home Loan Bank.

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

    The table below provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. These estimates were restated from those presented in the Company's 1998 Annual Report for the effect of the January 1999 acquisition, on a pooling of interests basis, of 1ST BANCORP. The Company does not believe that its risk profile as of September 30, 1999 differed materially from these year-end estimates. The table indicates that as of December 31, 1998 the Company's estimated NPV might be expected to decrease in the event of an increase in prevailing interest rates, and that a decrease in prevailing interest rates might have little or no impact on estimated NPV.

Change in Estimated Net Portfolio Value
As of December 31, 1998

                                              Net Portfolio Value
Changes in Rates           In Thousands          Dollar Change         % Change

    +2%......................$88,621................$(22,784).............(20%)
    +1%.......................99,131.................(12,274).............(11%)
   Base......................111,405.....................---...............--
    -1%......................112,695...................1,290................1%
    -2%......................111,844.....................439...............--




PART II.  OTHER INFORMATION

Item 5.  Other Information

     A.W. Place, Jr., a member of the Board of Directors of the Company since 1990, passed away in September, 1999. The Company has no present plans to fill the vacancy created by his death.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.                            Description


         3.1 Restated Articles of Incorporation of the Registrant as amended April 23, 1998 are incorporated by reference to
                    Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.


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

          27 Financial Data Schedule for the periods ended September 30, 1999 and 1998.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended September 30, 1999, except for a report filed August 9, 1999, reporting under Item 5 the Company's adoption of a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GERMAN AMERICAN BANCORP

Date November 12, 1999                           By/s/Mark A. Schroeder
     --------------------------                  ----------------------------
                                                 Mark A. Schroeder
                                                 President/Chief Operating
                                                 Officer

Date November 12, 1999                           By/s/John M. Gutgsell
     ---------------------------                 ----------------------------
                                                 John M. Gutgsell
                                                 Vice President/Principal
                                                 Accounting Officer