Form 10-K
period 1999-12-31
GERMAN AMERICAN BANCORP
filed 2000-03-29
CIK 714395

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                                        WASHINGTON, D.C. 20549
                                    FORM 10-K

 (Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended:  December 31, 1999

                           OR

|   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from____________to_____________

                         Commission File Number 0-11244

                             GERMAN AMERICAN BANCORP
                             -----------------------
             (Exact name of registrant as specified in its charter)

INDIANA                                           35-1547518
------------------------------------             ------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

711 Main Street, Box 810, Jasper, Indiana           47546
-----------------------------------------        --------------
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

Common Shares, No Par Value
---------------------------
   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO
   ------

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the last trade price reported by NASDAQ as of March 10, 2000 was approximately $146,723,000.

     As of March 10, 2000, there were outstanding 9,029,109 common shares, no par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to Shareholders of German American Bancorp for 1999, to the extent stated herein, are incorporated by reference into Parts I and II.

     (2) Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 27, 2000, to the extent stated herein, are incorporated by reference into Part III.

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

Item 1. Business.

     General

     German American Bancorp (referred to herein as the "Company", the "Corporation", or the "Registrant") is a multi-bank holding company organized in Indiana in 1982. The Company operates five affiliate community banks with 25 banking offices and two insurance subsidiaries with 5 insurance offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer. The banks' wide range of personal and corporate financial services include making commercial and consumer loans; marketing, originating, and servicing mortgage loans; providing trust, investment advisory and brokerage services; accepting deposits and providing safe deposit facilities. The Company's insurance activities include offering a full range of title, property, casualty, life and credit insurance products. The Company's subsidiaries are described in the following table:

Names of Principal Subsidiaries                   Type of Business             Location            Parent Company
------------------------------------------------- ---------------------------- ------------------- ---------------------------------
German American Bank                              Commercial Bank              Jasper, IN          German American Bancorp
First American Bank                               Savings Bank                 Vincennes, IN       German American Bancorp
First State Bank, Southwest Indiana               Commercial Bank              Tell City, IN       German American Bancorp
German American Holdings Corporation              2nd Tier Holding Company     Jasper, IN          German American Bancorp
GAB Mortgage Corp.                                Inactive                     Jasper, IN          German American Bancorp
German American Reinsurance Co., Ltd.             Credit Life Insurance        Jasper, IN          German American Bancorp
Peoples National Bank                             Commercial Bank              Washington, IN      German American Holdings Corp.
Citizens State Bank                               Commercial Bank              Petersburg, IN      German American Holdings Corp.
The Doty Agency, Inc.                             Insurance Agency             Petersburg, IN      Citizens State Bank
First Title Insurance Company                     Title Insurance Agency       Vincennes, IN       Citizens State Bank

------------------------------------------------------------------------------------------------------------------------------------

     The Company over the five-year period ended December 31, 1999 has experienced both internal growth and growth by acquiring other banks, thrifts and insurance agencies. For a description of acquisitions see note 18 to the Company's consolidated financial statements included in the Company's annual report to shareholders for 1999 and filed as Exhibit 13.4 to this report. Most of these acquisitions have been accounted for under the pooling-of-interests method of accounting, with the result that the financial statements for all periods prior to such acquisitions were retroactively restated.

     In January 1999, the Company completed a merger with 1ST BANCORP of Vincennes, Indiana. 1ST BANCORP's subsidiaries included First American Bank (formerly known as First Federal Bank); First Financial Insurance Agency, Inc.; and First Title Insurance Company. 1ST BANCORP's thrift operations through First American Bank included mortgage banking activities. First Financial Insurance Agency, Inc. operated an office in Gibson County, Indiana, which now operates as a part of The Doty Agency.

     Also in January 1999, the Company completed a merger with The Doty Agency, Inc. of Petersburg, Indiana. Doty is a general multi-line, full-service insurance agency and that now has offices in Gibson, Knox, Pike and Dubois counties in Indiana.

     In May 1999, the Company acquired Smith and Bell, a general multi-line, full-service insurance agency in Vincennes, Indiana. Smith and Bell now operates offices in Knox County, Indiana as part of The Doty Agency.

     Additional information regarding the Company and its subsidiaries is included in the Company's Annual Report to Shareholders for 1999, selected portions of which are filed as Exhibit 13 to this Annual Report on Form 10-K (the "Shareholders' Report") and are incorporated herein by reference.

     Recent Development - Holland Bancorp Merger

     On March 24, 2000 the Company announced that it had agreed in principle to acquire Holland Bancorp, Inc. ("Holland"), through the merger of Holland with and into the Company, and the simultaneous merger of Holland's sole bank subsidiary, The Holland National Bank, into the Company's subsidiary, The German American Bank. The Holland National Bank operates four banking offices in Dubois County, Indiana.

     Under the terms of the proposed merger, the shareholders of Holland would receive 3.5 shares of common stock of the Company for each of their Holland shares, or an aggregate of approximately 947,777 shares of common stock of the Company.

     At December 31, 1999, Holland had total assets of and total shareholders' equity of $64 million and $6 million, respectively. Holland reported net income of $532 thousand for the year ended December 31, 1999.

     The proposed merger is subject to the completion of due diligence and execution of a definitive agreement, approval by shareholders of Holland, Holland's receipt of a fairness opinion, approval of the appropriate bank regulatory agencies and other conditions. It is contemplated that the mergers will be consummated during the third quarter of 2000, and that they will be accounted for under the pooling of interests method of accounting.

     Competition

     The banking business is highly competitive. The Company's subsidiary banks compete not only with financial institutions that have offices in the same counties but also compete for deposits, loans and many other types of financial services products with financial institutions that are located throughout Southwest Indiana and adjoining areas. In addition to other commercial banks, the Company's subsidiary banks compete with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, brokerage firms, insurance companies, lease finance companies, money market funds, mortgage companies and other non-depository financial intermediaries. Many of these banks and other organizations have substantially greater resources than the Corporation.

     Recent changes in federal and state law have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks by securities firms, insurance companies and other financial service companies resulting from implementation of the Gramm-Leach-Bliley Act of 1999 and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Banks operate, although it is not possible to predict the extent or timing of such increased competition.

Employees

     At  February   29,  2000  the   Company  and  its   subsidiaries   employed
approximately 385 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

Regulation and Supervision

     The Company is subject to the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is required to file with the Board of Governors of the Federal Reserve System ("FRB") annual reports and such additional information as the FRB may require. The FRB may also make examinations or inspections of the Company. Under FRB policy, the Company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support them even in circumstances where the Company might not do so absent such an FRB policy.

     The Company's subsidiary banks are under the supervision of and subject to examination by one or more of the Indiana Department of Financial Institutions ("DFI"), the Office of Comptroller of Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and the Office of Thrift Supervision ("OTS"). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

     With certain exceptions, the BHC Act prohibits a bank holding company from engaging in, or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be "closely related to banking." Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking-related business ventures as sales and consumer finance; equipment leasing; credit life insurance; computer service bureau and software operations; mortgage banking; and securities brokerage. As a result of recent amendments to the BHC Act, many of these acquisitions may be effected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance if written notice is given to the FRB within 10 business days after the transaction. In other cases, prior written notice to the FRB will be required.

     In evaluating a written notice of such an acquisition, the FRB will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The FRB may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

     Effective March 11, 2000 the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, permits a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

     Indiana law, the National Bank Act, the Home Owners Loan Act, and the BHC Act restrict certain types of expansion by the Company and its bank subsidiaries. Under the Home Owners Loan Act, First American Bank may branch, subject to certain conditions, anywhere within the United States. Under the BHC Act, the Company may establish non-banking offices without geographical limitation. Under the BHC Act, the Company must receive the prior written approval of the FRB or its delegate before it may acquire ownership or control of more than 5 percent of the voting shares of another bank, and under Indiana law it may not acquire 25 percent or more of the voting shares of another bank without the prior approval of the Indiana Department of Financial Institutions ("DFI").

     In 1994, the Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), which substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allowed bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act allowed banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions.. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

     In 1996, Indiana authorized out-of-state banks to establish branch offices in Indiana. The Indiana Financial Institutions Act now permits, in appropriate circumstances,

     (A) with the approval of the DFI:

     o the acquisition of all or substantially all of the assets of an Indiana-chartered bank by an FDIC-insured bank, savings bank or savings association located in another state,

     o the acquisition by an Indiana-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings association located in another state,

     o   the   consolidation  of  one  or  more   Indiana-chartered   banks  and
         FDIC-insured banks, savings banks or savings associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Indiana, and

     o the organization of a branch in Indiana by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting an Indiana-chartered bank to establish a branch in such jurisdiction, and

     (B) upon written notice to the DFI:

     o the acquisition by an Indiana-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings association located in another state, the District of Columbia, or a U.S. territory or protectorate,

     o the establishment by Indiana-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and

     o   the   consolidation  of  one  or  more   Indiana-chartered   banks  and
         FDIC-insured banks, savings banks or savings associations located in other states, with the resulting organization chartered by one of such other states, and

     (C) the sale by an Indiana-chartered bank of one or more of its branches (not comprising all or substantially all of its assets) to an FDIC-insured bank, savings bank or savings association located in a state in which an Indiana-chartered bank could purchase one or more branches of the purchasing entity.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. Among other things, the Gramm-Leach-Bliley Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. This act also created a new "financial holding company" under the BHC Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, and authorizes such other financial activities as may be determined by rule or order of the FRB. In addition, the Gramm-Leach-Bliley Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including banks. Among other things, it will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Gramm-Leach-Bliley Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

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

     The Company and its bank subsidiaries are required by law to maintain minimum levels of capital. These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios. The Company significantly exceeds the minimum required capital levels for each measure of capital adequacy. See "Management's Discussion and Analysis -- Capital Resources," included in the Shareholders' Report.

     Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation
Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed "Well-Capitalized." Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or "core", capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 1999, the Company had a total risk-based capital ratio of 14.78%, a Tier 1 risk-based capital ratio of 13.53% (based on Tier 1 capital of $89,272,000 and total risk-weighted assets of $659,631,000), and a leverage ratio of 9.07%. The Company meets all of the requirements of the "Well Capitalized" category and, accordingly, the Company does not expect these regulations to significantly impact operations.

     The Company is a corporation separate and distinct from its bank and other subsidiaries. Most of the Company' revenues will be received by it in the form of dividends or interest paid by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on its ability to pay dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies to the effect that a bank holding company should not pay cash dividends exceeding its net income or which could only be funded in ways that would weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC, OCC, OTS and DFI possess similar enforcement powers over the respective bank subsidiaries of the Company for which they have supervision. The "prompt corrective action" provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

     Statistical Disclosures

     The following statistical data should be read in conjunction with Management's Discussion and Analysis (Item 7), Selected Financial Data (Item 6), and the Financial Statements and Supplementary Data (Item 8) included elsewhere herein through incorporation by reference to the indicated pages of the Shareholders' Report.

Securities (dollars in thousands)

The following tables set forth the carrying amount of Securities at the dates indicated:

                                                                                December 31,

                                                                  1999              1998             1997
                                                                  ----              ----             ----
Securities Held-to-Maturity:
U.S. Treasury and other
     U.S. Government Agencies

     and Corporations.................................      $       ---       $    19,258       $   49,345
State and Political Subdivisions......................           29,288            27,591           24,983
Asset- / Mortgage-backed Securities...................              903             1,497            2,998
                                                            -----------       -----------       ----------
     Subtotal of SecuritiesHeld-to-Maturity...........           30,191            48,346           77,326
                                                            -----------       -----------       ----------

Securities Available-for-Sale:

U.S. Treasury and other U.S.
     Government Agencies and Corporations.............      $    92,326       $    68,386       $   67,990
State and Political Subdivisions......................           26,487            30,455           21,670
Asset- / Mortgage-backed Securities...................           58,967            52,686           22,377
Equity Securities....................................            10,368               ---              ---
                                                            -----------       -----------       ----------
     Subtotal of Securities Available-for-Sale........          188,148           151,527          112,037
                                                            -----------       -----------       ----------

         Total Securities.............................      $   218,339       $   199,873       $189,363
                                                            ===========       ===========       ========


     The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates (dollars in thousands):

                  .........
                  .........                       1999 compared to 1998                    1998 compared to 1997
                                                  ---------------------                    ---------------------

                                                Increase / (Decrease) Due to (1)          Increase  /  (Decrease) Due to (1)
                                                ----------------------------------------------------------------------------

                                             Volume       Rate           Net             Volume        Rate          Net
                                             ---------------------------------------------------------------------------
 Interest Income:
   Federal Funds Sold and.................
       Other Short-term Investments.......  $(691)       $(185)        $(876)            $(103)         $36        $ (67)
   Taxable Securities.....................  1,115          198         1,313              (915)        (115)      (1,030)
   Nontaxable Securities (2)..............    504         (149)          355               625           (2)        623
   Loans and Leases (3)...................  4,708       (2,891)        1,817             3,817         (784)       3,033
                                          ------------------------------------------------------------------------------
Total Interest Income.....................  5,636       (3,027)        2,609             3,424         (865)       2,559
                                            ----------------------------------------------------------------------------

Interest Expense:
   Savings and Interest-bearing Demand....    385         (232)          153               282         (161)         121
   Time Deposits..........................    571       (1,314)         (743)              584        (59)          525
   FHLB Advances and Other Borrowings.....  1,781          (37)        1,744               218            7          225
                                          ------------------------------------------------------------------------------
Total Interest Expense....................  2,737       (1,583)        1,154             1,084         (213)         871
                                          ------------------------------------------------------------------------------

Net Interest Income....................... $2,899      $(1,444)       $1,455            $2,340        $(652)      $1,688
                                          ==============================================================================

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Change in interest income include the effect of tax equivalent adjustments using a tax rate of 34 percent for all years presented.

(3)   Interest income on loans includes loan fees of $877, $1,230, and $1,029 for 1999, 1998, and 1997, respectively.

The following is a schedule of loans by major category for each reported  period
(dollars in thousands):

                                                                                     December 31,

                                                    1999              1998              1997             1996              1995
                                                    ----              ----              ----             ----              ----
Real Estate Loans Secured by 1-4
   Family Residential Properties.............     $356,001         $295,788          $252,828         $244,414          $278,931
Loans to Finance Agricultural  Production,
   Poultry and Other Loans to Farmers........       64,054           62,736            60,421           64,415           69,000
Commercial and Industrial Loans..............      161,711          136,249           121,444          123,101           113,215
Loans to Individuals for  Household, Family
   and Other Personal Expenditures...........      112,870          104,024            92,126           77,990           76,675
                                                   -------          -------            ------           ------           ------

   Total Loans...............................     $694,636         $598,797          $526,819        $509,920           $537,821
                                                  ========         ========          ========        ========           ========


     The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

                                                                            Maturing
                                                     ---------------------------------------------------------
                                                       Within               After One             After
                                                        One                But Within             Five
                                                        Year               Five Years             Years            Total
                                                        ----               ----------             -----            -----

Commercial, Agricultural and Poultry.............      $64,023               $49,824            $111,918         $225,765

                                    Interest Sensitivity

                                  Fixed           Variable
                                   Rate             Rate

Loans maturing after one year.... $100,956        $60,786

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

    Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans contractually past due 90 days or more as to interest or principal payments (but not included in the loans in (a) above) ("past due loans"); and (c) loans not included above which are "troubled debt restructuring" as defined in Statement of Financial Standards No. 15 "FASB 15", "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("restructured loans"). The following table presents information concerning the aggregate amount of nonperforming assets (dollars in thousands):


                                                                                      December 31,

                                                      1999             1998            1997             1996          1995
                                                      ----             ----            ----             ----          ----
Nonaccrual Loans.................................     $7,237          $5,411           $3,568          $3,065        $2,478
Past Due Loans...................................      1,564           1,522            3,358           1,622        3,282
Restructured Loans...............................        ---             ---              ---             ---          122
                                                         ---             ---              ---             ---          ---
    Total Nonperforming Loans....................      8,801           6,933            6,926           4,687        5,882
Other Real Estate................................      2,434           1,156              785             706          968
                                                       -----           -----              ---             ---          ---
    Total Nonperforming Assets...................    $11,235          $8,089           $7,711          $5,393        $6,850
                                                     =======          ======           ======          ======        ======


     Interest income recognized on nonperforming loans for 1999 was $428,000. The gross interest income that would have been recognized in 1999 on nonperforming loans if the loans had been current in accordance with their original terms is $815,000. Loans are placed on nonaccrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

     Accounting standards require recognition of loan impairment if a loan's full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. The total dollar amount of impaired loans at December 31, 1999 was $2,230,000 and are included in the table above. For additional detail on impaired loans, see Note 3 of the consolidated financial statements included in the Shareholders' Report (Exhibit 13.4).

     At December 31, 1999, in addition to nonperforming and impaired loans above, the Company had a total of $6,021,000 of loans on its commercial loan watch list. Loans may be placed on the watch list as a result of delinquent status, concern about the borrower's financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations or simply as a result of management's desire to monitor more closely a borrower's financial condition and performance.

    It is management's belief that loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that are not included in the table and discussion above, do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity or capital resources. At December 31, 1999 there were no material credits not already disclosed as nonperforming, impaired or as watch list about which management is aware of possible credit problems of borrowers which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. This paragraph includes forward-looking statements that are based on management's assumptions concerning future economic and business conditions as they affect the local economy in general and the Company's borrowers in particular, which economic and business assumptions are inherently uncertain and subject to risk and may prove to be invalid. Readers are also cautioned that management relies upon the truthfulness of statements made by the borrowers, and that misrepresentation by borrowers is an inherent risk of the activity of lending money that could cause these forward-looking statements to be inaccurate. Actual results may differ materially from those expressed or implied by the foregoing forward-looking statements due to the above risks and other factors.

Summary of Loan Loss Experience

     The following table summarizes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category, and additions to the allowance which have been charged to expense (dollars in thousands).


                                                                                Year Ended December 31,

                                                          1999           1998           1997            1996          1995
                                                          ----           ----           ----            ----          ----
Balance of allowance for possible
   losses at beginning of period......................   $8,323         $8,574          $8,040         $8,430       $8,142
Addition of Affiliate Banks...........................      356             80             ---            ---          ---
Loans charged-off:
   Real Estate Loans Secured by 1-4 Family

       Residential Properties.........................      815            627             122             67          236
Loans to Finance Agricultural Production, Poultry
   and Other Loans to Farmers.........................      222            ---             ---            286          ---
Commercial and Industrial Loans.......................      184            342             401            481          107
Loans to Individuals for Household, Family
   and Other Personal Expenditures....................      784          1,075             543            321          281
                                                            ---          -----             ---            ---          ---

   Total Loans charged-off............................    2,005          2,044           1,066          1,155          624
                                                          -----          -----           -----          -----          ---

Recoveries of previously charged-off Loans:

   Real Estate Loans Secured by 1-4 Family

       Residential Properties.........................      100             76               1             27            6
Loans to Finance Agricultural Production, Poultry
   and Other Loans to Farmers.........................      135             19              66            125          560
Commercial and Industrial Loans.......................       37             73             665            126           66
Loans to Individuals for Household, Family
   and Other Personal Expenditures....................      204            207              95             59           83
                                                            ---            ---              --             --           --

   Total Recoveries...................................      476            375             827            337          715
                                                            ---            ---             ---            ---          ---

Net Loans recovered  / (charged-off)..................   (1,529)        (1,669)           (239)          (818)           91
                                                         ------         ------            ----           ----            --

Additions to allowance charged to expense.............    1,718          1,338             773            428          197
                                                          -----          -----             ---            ---          ---

Balance at end of period..............................   $8,868         $8,323          $8,574         $8,040       $8,430
                                                         ======         ======          ======         ======       ======

Ratio of net recoveries / (charge-offs) during
   the period to average loans outstanding..........      (0.24)%        (0.28)%         (0.04)%        (0.15)%        0.02%
                                                          =====          =====           =====           ====          ====


   The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

                                             December 31,                    December 31,                 December 31,
                                                 1999                            1998                         1997
                                                 ----                            ----                         ----

                                                       Ratio of                       Ratio of                     Ratio of
                                                      Loans to                        Loans to                     Loans to
                                                        Total                           Total                        Total
                                         Allowance      Loans            Allowance      Loans          Allowance     Loans
                                         ---------      -----            ---------      -----          ---------     -----
Residential Real Estate..............     $1,888        51.25%             $1,161       49.40%           $893       47.99%
Agricultural Loans...................        615         9.22%                902       10.48%          1,001       11.47%
Commercial and
   Industrial Loans..................      3,963        23.28%              2,878       22.75%          3,084       23.05%
Loans to Individuals.................        871        16.25%              1,000       17.37%          1,039       17.49%
Unallocated..........................      1,531           N/A              2,382          N/A          2,557          N/A
                                           -----                            -----                       -----

Totals...............................     $8,868       100.00%             $8,323      100.00%         $8,574      100.00%
                                          ======                           ======                      ======


                                             December 31,          December 31,
                                                 1996                   1995
                                                 ----                   ----


                                                      Ratio of                 Ratio of
                                                      Loans to                 Loans to
                                                        Total                  Total
                                         Allowance      Loans     Allowance    Loans
                                         ---------      -----     ---------    -----
Residential Real Estate..............       $631        47.94%      $482       51.86%
Agricultural Loans...................      1,322        12.63%     2,693       12.83%
Commercial and
    Industrial Loans.................      2,997        24.14%     2,722       21.05%
Loans to Individuals.................        795        15.29%       788       14.26%
Unallocated..........................      2,295           N/A     1,745          N/A
                                           -----                   -----

Totals  .............................     $8,040       100.00%    $8,430      100.00%
                                          ======                  ======

Return on Equity and Assets

The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, are as follows:

                                                                  Year Ended December 31,

                                                             1999            1998         1997
                                                             ----            ----         ----
Percentage of Net Income to:
    Average Shareholders' Equity.....................        9.61%           9.67%        8.93%
    Average Total Assets.............................         .94%            .99%         .88%
Percentage of Dividends
    Declared per Common Share
    to Net Income per Common Share (1)...............       51.04%          46.24%       44.30%
Percentage of Average Shareholders' Equity to
    Average Total Assets.............................        9.77%          10.21%        9.83%

(1) Based on historical dividends declared by German American Bancorp without restatement for pooling.


     The average amount of deposits is summarized for the periods indicated in the following table (dollars in thousands):

                                                                             December 31,

                                                   1999                          1998                         1997
                                                   ----                          ----                         ----

                                              Average                     Average                      Average
                                             Balance      Rate            Balance       Rate            Balance      Rate
                                             -------      ----            -------       ----            -------      ----
Demand Deposits
    Non-interest Bearing...............      $70,665      ---              $58,267       ---            $55,483      ---
    Interest Bearing...................       80,822      1.90%             69,492       1.84%           69,491      2.23%
Savings Deposits.......................      104,303      3.13%            101,025       3.33%           90,792      3.27%
Time Deposits..........................      435,922      5.29%            425,534       5.59%          415,093      5.61%
                                             -------                       -------                      -------
    Totals.............................     $691,712      4.03%           $654,318       4.35%         $630,859       4.41%
                                            ========                      ========                     ========


   Maturities of time certificates of deposit of $100,000 or more are summarized as follows:

                                                   December 31,
                                                       1999

3 months or less...............................        $53,410
Over 3 through 6 months........................        12,419
Over 6 through 12 months.......................        11,453
Over 12 months.................................        26,390
                                                       ------
   Total.......................................       $103,672
                                                      ========

Forward-Looking Statements

This Report contains statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, adequacy of allowance for loan losses; simulations of changes in interest rates; litigation results; and dividend policy. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic
conditions;   interest  rate  fluctuations;   competitive  product  and  pricing
pressures within the Company's markets; equity and fixed income market fluctuations; and personal and corporate customers' bankruptcies.

Results  may  also  differ   materially  due  to  inflation;   acquisitions  and
integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; success in gaining regulatory approvals when required; the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends; as well as other risks and uncertainties detailed elsewhere in this Annual Report and from time to time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 2. Properties.
------------------

       The Company conducts its operations from the main office building of German American Bank at 711 Main Street, in Jasper, Indiana. The main office building contains approximately 23,600 square feet of office space. The Banks and other subsidiaries conduct their operations from 29 other locations in Southwest Indiana.

Item 3. Legal Proceedings.
-------------------------

       There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company's subsidiary banks, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

       There were no matters submitted during the fourth quarter of 1999 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item.   Executive Officers of the Registrant.
-------------   -------------------------------------

          NAME               AGE          TITLE AND FIVE YEAR HISTORY

George W. Astrike             (64)      Chairman  of the Board for the  Company  since  January  1,  1999;  Chairman  and Chief
                                        Executive  Officer of the Company from 1995 through 1998;  Chairman of German  American
                                        Bank since  1995;  Chairman  and  President  of German  American  Bank  prior  thereto.
                                        Director  of  Citizens  State  Bank and First  American  Bank from date of  Acquisition through  April  1999.  Director  of all other  subsidiaries  since  acquisition  by the
                                        Company.

Mark A. Schroeder             (46)      President  and Chief  Executive  Officer  since  January 1, 1999;  President  and Chief
                                        Operating  Officer of the  Company  from 1995  through  1998;  Vice  President  / Chief
                                        Operating  Officer  prior  thereto.  Director of each of the other  subsidiaries  since acquisition by the Company.

Clay W. Ewing                 (44)      Executive Vice President - Retail  Banking of German  American  Bancorp since May, 1999;
                                        Director of First American Bank since May, 1999;  President and Chief Executive  Officer of First State Bank since 1995.  Director of First State Bank since 1994.

Stan J. Ruhe                  (48)      Executive Vice President - Credit  Administration of the Company since 1995; Director of
                                        Citizens  State Bank since May, 1999;  Executive Vice President of German  American Bank
                                        since 1995; Senior Vice President - Credit Administration prior thereto.

Richard E. Trent              (41)      Senior Vice President and Chief Financial  Officer since April 1999; Vice President and
                                        Chief Financial Officer of the Company since December, 1997; Vice President,  Budgets &
                                        Financial  Analysis  of CNB  Bancshares  from  January,  1997;  Manager of Finance  and
                                        Planning,  Wells Fargo Bank from August,  1996;  Various financial  officer  capacities within American General Finance, Inc. and subsidiaries prior thereto.

Messrs. Schroeder, Ruhe and Astrike have been associated with the Company in various capacities since 1972, 1982, and 1983, respectively.

     There are no family relationships between any of the officers of the Corporation. All officers are elected for a term of one year.

                                     PART II

       The information in Part II of this report is incorporated by reference to the indicated sections of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1999 ("Shareholders' Report").

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

       See "Market and Dividend Information" on page 37 of the Shareholders' Report which is filed as Exhibit 13.1 to this report and is incorporated herein by reference. "Market and Dividend Information" that is incorporated by reference herein contains statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including dividend policy. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed in "Market and Dividend Information," and those risks and uncertainties that are described in Item 1 of this report, "Business," under the caption "Forward-Looking Statements," which description is incorporated herein by reference.

Item 6.  Selected Financial Data.
---------------------------------

       See "Five Year Summary of Consolidated Financial Statements and Related Statistics" on page 1 of the Shareholders' Report which is filed as Exhibit 13.2 to this report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

       See "Management's Discussion and Analysis" on pages 2 through 13 of the Shareholders' Report which is filed as Exhibit 13.3 to this report and is incorporated herein by reference.

       "Management's Discusision and Analysis" that is incorporated by reference herein contains statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, adequacy of allowance of loan losses; simulation of changes in interest rates; litigation results; and dividend policy. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed in "Management's Discussion and Analysis," and those risks and uncertainties that are described in Item 1 of this report, "Business," under the caption "Forward-Looking Statements," which description is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

       The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks which impact the Company's operations are liquidity risk and interest rate risk.

       The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations explained in Note 9 to the consolidated financial statements in the Company's Shareholders' Report. The affiliate banks' source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and long-term borrowings from the Federal Home Loan Bank. Further detail is provided in the sections entitled SOURCES OF FUNDS and USES OF FUNDS contained in Management's Discussion and Analysis in the Company's Shareholders' Report, which is filed as Exhibit 13.3 to this report and is incorporated by reference herein.

       The Company monitors interest rate risk by the use of computer simulation modeling to estimate the potential impact on its net interest income under various interest rate scenarios, and by estimating its static interest rate sensitivity position. Management's approach to monitoring and mitigating these risks is explained in the LIQUIDITY AND INTEREST RATE RISK MANAGEMENT section of Management's Discussion and Analysis in the Company's Shareholders' Report.

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

       The table below provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 1999 the Company's estimated NPV might be expected to decrease in the event of an increase in prevailing interest rates, and might be expected to increase in the event of a decrease in prevailing interest rates (dollars in thousands).

                Interest Rate Sensitivity as of December 31, 1999

                                                      Net Portfolio Value
                               Net Portfolio       as a % of Present Value
                                   Value                   of Assets
                                   -----                   ---------

             Changes
            In rates   $ Amount     $ Change        NPV Ratio          Change
            --------   --------     --------        ---------          ------

              +2%       $62,795        (23.0)%          6.66%        161 b.p.
              +1%        73,014       (10.5)             7.57         70 b.p.
             Base        81,584          ---             8.27            ---
              -1%        90,506         10.9             8.95         68 b.p.
              -2%        87,989          7.9             8.65         38 b.p.

       The above discussion, and the portions of "Management's Discusision and Analysis" that are incorporated by reference into the above discussion, contains statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in "Management's Discussion and Analysis," and those that are described in Item 1 of this report, "Business," under the caption "Forward-Looking Statements," which description is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

       The financial statements of the Company and related notes on pages 14 through 35 of the Shareholders' Report and the Independent Auditors' Report thereon on page 36 of the Shareholders' Report which are filed as Exhibit 13.4 to this report, are incorporated herein by reference.

       The financial statements of the Company and related notes that are incorporated by reference herein may contain statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, adequacy of allowance of loan losses; simulation of changes in interest rates; litigation results; and dividend policy. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed in such financial statements and those risks and uncertainties that are described in Item 1 of this report, "Business," under the caption "Forward-Looking Statements," which description is incorporated herein by reference.

       The Interim Financial Data on page 6 of the Shareholders' Report, which is included in the "Management's Discussion and Analysis" filed as Exhibit 13.3 to this report, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

       Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

       Information relating to Directors of the Corporation will be included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Report (the "2000 Proxy Statement"), which section is incorporated herein by reference in partial answer to this Item.

       Information relating to Executive Officers of the Corporation is included under the caption "Executive Officers of the Registrant" under Part I of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation.
---------------------------------

       Information relating to compensation of the Corporation's Executive Officers and Directors will be included under the captions "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 2000 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

       Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions "Election of Directors" and "Principal Owners of Common Shares" of the 2000 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

       Information responsive to this Item 13 will be included under the captions "Executive Compensation - Certain Business Relationships and Transactions" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" of the 2000 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

a) The following Consolidated Financial Statements of the Corporation, and the Auditors' Report therein, included on pages 14 through 36 of the Shareholders' Report, are incorporated into Item 8 of this report by reference.

                                                                 Location in
                                                            Shareholders' Report
                                                            --------------------
    1.  Financial Statements

        German American Bancorp and Subsidiaries
        Consolidated Balance Sheets at December 31,
        1999 and December 31, 1998                               Page 14

        Consolidated Statements of Income, years
        ended December 31, 1999, 1998, and 1997                  Page 15

        Consolidated Statements of Cash Flows, years
        ended December 31, 1999, 1998, and 1997                  Page 16

        Consolidated Statements of Changes in
        Shareholders' Equity, years ended
        December 31, 1999, 1998, and 1997                        Page 17

        Notes to the Consolidated Financial
        Statements                                               Pages 18 - 35

        Independent Auditors' Report                             Page 36


    2. Other financial statements and schedules are omitted because they are not required or because the required information is included in the consolidated financial statements or related notes.

b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

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

                                     GERMAN AMERICAN BANCORP
                                     (Registrant)

Date:        March  28 , 2000         By/s/Mark A. Schroeder
             ----------------         ----------------------
                                      Mark A. Schroeder, President and Director
                                      Chief Executive Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:        March 28  , 2000         By/s/Mark A. Schroeder
             ----------------         ----------------------
                                      Mark A. Schroeder, President and Director
                                      (Chief Executive Officer)

Date:        March 28  , 2000         By/s/George W. Astrike
             ----------------         ----------------------
                                      George W. Astrike, Director

Date:        March 28  , 2000         By/s/David G. Buehler
             ----------------         ---------------------
                                      David G. Buehler, Director

Date:
             ----------------         --------------------
                                      David B. Graham, Director

Date:
             ----------------         -----------------------
                                      William R. Hoffman, Director

Date:
             ----------------         --------------------
                                      Michael B. Lett, Director

Date:
             ----------------         -----------------------
                                      C. James McCormick, Director

Date:        March 28  , 2000         By/s/Gene C. Mehne
             ----------------         ------------------
                                      Gene C. Mehne, Director

Date:        March 28  , 2000         By/s/Robert L. Ruckriegel
             ----------------         -------------------------
                                      Robert L. Ruckriegel, Director

Date:        March 28  , 2000         By/s/Larry J. Seger
             ----------------         -------------------
                                      Larry J. Seger, Director

Date:        March 28  , 2000         By/s/Joseph F. Steurer
             ----------------         ----------------------
                                      Joseph F. Steurer, Director

Date:
             ----------------         ------------------
                                      C.L. Thompson, Director

Date:
             ----------------         ----------------------
                                      Michael J. Voyles, Director

Date:        March 28  , 2000         By/s/Richard E. Trent
             ----------------         ---------------------
                                      Richard E. Trent, Senior Vice President
                                      (Chief Financial Officer and
                                               Principal Accounting Officer)

Executive
Compensation
Plans and                   Exhibit
Arrangements*               Number                   Exhibit List
-------------               ------                   ------------

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

                             3.1                     Restated  Articles of Incorporation of the Registrant as amended April 23, 1998 are Incorporated by reference to Exhibit 3 to Registrant''s Quarterly Report on
                                                     Form 10-Q for the quarter ended June 30, 1998.

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

     X                       10.1                    The  Registrant's  1992 Stock Option  Plan,  as ammended,  is  incorporated  by reference from Exhibit 10.1 to the Registrant's  Registration Statement on Form
                                                     S-4 filed October 14, 1998.

     X                       10.2                    Schedule  identifying  material  terms of Incentive  Stock  Options  (including replacement  options) granted to the Registrant's  executive officers under the
                                                     Registrant's 1992 Stock Option Plan.

     X                       10.3                    Executive Deferred  Compensation  Agreement dated December 1, 1992, between The
                                                     German American Bank and George W. Astrike, is incorporated herein by reference from Exhibit 10.3 to the Registrant's  Registration Statement on Form S-4 filed
                                                     January 21, 1993.

     X                       10.4                    Director Deferred  Compensation  Agreement between The German American Bank and certain of its Directors, is incorporated herein by reference from Exhibit 10.4 to the Registrant's  Registration  Statement on Form S-4 filed January 21, 1993
                                                     (The Agreement entered into by George W. Astrike,  a copy of which was filed as
                                                     Exhibit  10.4 to the  Registrant's  Registration  Statement  on Form S-4  filed
                                                     January 21, 1993, is substantially  identical to the Agreements entered into by the other Directors.) The schedule  following Exhibit 10.4 lists the Agreements with the other  Directors  and sets  forth the  material  detail in which  such
                                                     Agreements differ from the Agreement filed as Exhibit 10.4.



Executive
Compensation
Plans and                   Exhibit
Arrangements*               Number                   Exhibit List
-------------               ------                   ------------

     X                       10.5                    Stock Option  Agreement  between the  Registrant  and George W.  Astrike  dated
                                                     September  2, 1998 is  incorporated  by  reference  or from Exhibit 10.9 to the
                                                     Registrant's Registration Statement on Form S-4 filed October 14, 1998.

     X                       10.6                    Non-Qualified  Index Executive  Supplemental  Agreement dated September 1, 1998 between the Registant and George W. Astrike is  incorporated  by reference from
                                                     Exhibit 10.10 to the Registrant's 1998 form 10-K filed March 26, 1999.

     X                       10.7                    Split Dollar Life Insurance  Plan Agreement  dated November 5, 1998 between the
                                                     Registrant  and George W. Astrike is  incorporated  by  reference  from Exhibit
                                                     10.11 to the Registrant's 1998 form 10-K filed March 26, 1999.

     X                       10.8                    Consulting Agreement dated August 21, 1998 between the Registrant and George W.
                                                     Astrike.

                             13.1                    Market and Dividend  Information (page 37) of the Registrant's Annual Report to
                                                     Shareholders for the year ended December 31, 1999.

                             13.2                    Five Year Summary of Consolidated  Financial  Statements and Related Statistics
                                                     (page 1) of the  Registrant's  Annual Report to Shareholders for the year ended
                                                     December 31, 1999.

                             13.3                    Management's  Discussion  and  Analysis of Financial  Condition  and Results of
                                                     Operations  (pages  2  through  13)  of  the  Registrant's   Annual  Report  to
                                                     Shareholders for the year ended December 31, 1999.

                             13.4                    Consolidated  financial  statements  and related  notes  (pages 14 through 35),
                                                     Auditor's  Report (page 36) of the  Registrant's  Annual Report to Shareholders for the year ended December 31, 1999.

                             21                      Subsidiaries of the Registrant.

                             23.1                    Consent of Crowe, Chizek and Company LLP

                             23.2                    Consent of Gaither, Rutherford & Co., LLP

                             23.3                    Consent of KPMG LLP

                             27                      Financial Data Schedule.

                             99.1                    Opinion of Gaither, Rutherford & Co., LLP

                             99.2                    Opinion of KPMG LLP