Form 10-Q
period 2000-03-31
GERMAN AMERICAN BANCORP
filed 2000-05-12
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000

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

YES     X                  NO
        ----------               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at May 4, 2000
Common Stock,  No par value                            9,029,109

                             GERMAN AMERICAN BANCORP

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets - March 31, 2000 and December 31, 1999

         Consolidated Statements of Income and Comprehensive Income -- Three Months Ended March 31, 2000 and 1999

         Consolidated Statements of Cash Flows -- Three Months Ended March 31, 2000 and 1999

         Notes to Consolidated Financial Statements  -- March 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


PART II.          OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

PART 1.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                          GERMAN AMERICAN BANCORP
                                        CONSOLIDATED BALANCE SHEETS
                          (unaudited, dollars in thousands except per share data)

                                                                                March 31,        December 31,
                                                                                 2000               1999
ASSETS
Cash and Due from Banks...................................................     $19,299             $23,707
Federal Funds Sold and Other Short-term Investments.......................       1,945               1,189
                                                                             ---------           ---------
    Cash and Cash Equivalents.............................................      21,244              24,896

Interest-bearing Time Deposits with Banks.................................         499                 499
Securities Available-for-Sale, at Market ................................      188,817             188,148
Securities Held-to-Maturity, at Cost .....................................      29,379              30,191

Loans Held for Sale.......................................................         939               2,845

Total Loans  ............................................................      702,277             694,636
Less:  Unearned Income....................................................        (399)               (344)
       Allowance for Loan Losses.........................................       (8,948)             (8,868)
                                                                             ---------           ---------
Loans, Net   .............................................................     692,930             685,424

Stock in FHLB of Indianapolis, and Other Restricted Stock, at cost........      10,157               9,660
Premises, Furniture and Equipment, Net....................................      19,859              19,782
Other Real Estate.........................................................       2,184               2,434
Intangible Assets.........................................................       2,087               2,161
Accrued Interest Receivable and Other Assets..............................      25,158              26,595
                                                                             ---------           ---------

       TOTAL ASSETS.......................................................    $993,253            $992,635
                                                                             =========           =========

LIABILITIES
Noninterest-bearing Deposits..............................................     $72,694             $71,671
Interest-bearing Deposits.................................................     626,921             626,590
                                                                             ---------           ---------
    Total Deposits........................................................     699,615             698,261

FHLB Advances and Other Borrowings........................................     195,010             196,017
Accrued Interest Payable and Other Liabilities............................      10,634              10,870
                                                                             ---------           ---------
       TOTAL LIABILITIES..................................................     905,259             905,148

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
    20,000,000 shares authorized..........................................       9,029               9,029
Preferred Stock, $10 par value; 500,000
    shares authorized, no shares issued ..................................         ---                 ---
Additional Paid-in Capital................................................      53,846              53,846
Retained Earnings.........................................................      29,422              28,559
Accumulated Other Comprehensive Income (Loss) ............................      (4,303)             (3,947)
                                                                             ---------           ---------

       TOTAL SHAREHOLDERS' EQUITY.........................................      87,994              87,487
                                                                             ---------           ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................    $993,253            $992,635
                                                                             =========           =========

End of period shares issued and outstanding...............................   9,029,109           9,029,109
                                                                             =========           =========

                       See accompanying notes to consolidated financial statements.



                                          GERMAN AMERICAN BANCORP
                                     CONSOLIDATED STATEMENTS OF INCOME
                                          AND COMPREHENSIVE INCOME
                          (unaudited, dollars in thousands except per share data)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                2000               1999
INTEREST INCOME
Interest and Fees on Loans................................................    $14,514             $13,008
Interest on Federal Funds Sold and Short-term Investments.................         64                 438
Interest and Dividends on Securities:
   Taxable................................................................      2,801               2,198
   Non-taxable............................................................        854                 698
                                                                              -------             -------
     TOTAL INTEREST INCOME................................................     18,233              16,342

INTEREST EXPENSE
Interest on Deposits......................................................      7,332               6,836
Interest on FHLB Advances and Other Borrowings............................      2,863               1,631
                                                                              -------             -------
     TOTAL INTEREST EXPENSE...............................................     10,195               8,467
                                                                              -------             -------

NET INTEREST INCOME.......................................................      8,038               7,875
Provision for Loan Losses.................................................        315                 369
                                                                              -------             -------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES......................................................      7,723               7,506

NONINTEREST INCOME
Trust and Investment Product Fees.........................................        364                 175
Service Charges on Deposit Accounts.......................................        430                 388
Insurance Commissions and Fees............................................        509                 377
Other Operating Income....................................................        299                 349
Gain on Sales of Loans and Other Real Estate..............................        (41)                205
Net Gain / (Loss) on Sales of Securities..................................         (9)                 (5)
                                                                                    -                   -
     TOTAL NONINTEREST INCOME.............................................      1,552               1,489
                                                                              -------             -------

NONINTEREST EXPENSE
Salaries and Employee Benefits............................................      3,725               3,226
Occupancy Expense.........................................................        449                 418
Furniture and Equipment Expense...........................................        462                 415
Data Processing Fees......................................................        216                 273
Professional Fees.........................................................        202                 224
Advertising and Promotions................................................        214                 157
Supplies..................................................................        202                 175
Other Operating Expenses..................................................      1,080                 991
                                                                              -------             -------
     TOTAL NONINTEREST EXPENSE............................................      6,550               5,879
                                                                              -------             -------

Income before Income Taxes................................................      2,725               3,116
Income Tax Expense........................................................        688                 893
                                                                              -------             -------
NET INCOME................................................................     $2,037              $2,223
                                                                              =======             =======

COMPREHENSIVE INCOME......................................................     $1,681              $1,460
                                                                              =======             =======

Earnings Per Share and Diluted Earnings Per Share.........................      $0.23               $0.24

Dividends Per Share.......................................................      $0.13               $0.11


                        See accompanying notes to consolidated financial statements.


                                          GERMAN AMERICAN BANCORP
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited, dollar references in thousands)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................................    $2,037             $2,223
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
     Depreciation and Amortization..........................................       550                321
     Amortization of Mortgage Servicing Rights..............................        51                 61
     Net Change in Loans Held for Sale......................................     1,858              2,683
     Loss on Investment in Limited Partnership..............................        46                 25
     Provision for Loan Losses..............................................       315                369
     Loss on Sales of Securities............................................         9                  5
     Loss / (Gain) on Sales of Loans and Other Real Estate..................        41               (205)
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets.................................     1,399              1,847
       Interest Payable and Other Liabilities...............................      (236)              (228)
                                                                               --------           --------
          Total Adjustments.................................................     4,033              4,878
                                                                               --------           --------
       Net Cash from Operating Activities...................................     6,070              7,101
                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Interest Bearing Balances with Banks...........................       ---                233
   Proceeds from Maturities of Securities Available-for-Sale................     3,517              7,534
   Proceeds from Sales of Securities Available-for-Sale.....................       ---                953
   Purchase of Securities Available-for-Sale................................    (4,542)           (23,523)
   Proceeds from Maturities of Securities Held-to-Maturity..................       803              3,967
   Purchase of Securities Held-to-Maturity..................................      (497)               ---
   Purchase of Loans........................................................    (1,443)            (4,059)
   Loans Made to Customers, net of Payments Received........................    (7,215)            (2,983)
   Proceeds from Sales of Other Real Estate.................................     1,035                ---
   Property and Equipment Expenditures......................................      (553)              (648)
   Acquire Affiliates and Adjust to Conform Fiscal Years....................       ---               (155)
                                                                               --------           --------
       Net Cash from Investing Activities...................................    (8,895)           (18,681)
                                                                               --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits.......................................................     1,354              6,943
   Change in Short-term Borrowings..........................................   (23,766)             4,146
   Advances of Long-term Debt...............................................    62,850              2,000
   Repayments of Long-term Debt.............................................   (40,091)              (481)
   Dividends Paid...........................................................    (1,174)            (1,052)
   Purchase of Interest in Fractional Shares................................       ---                 (9)
                                                                               --------           --------
       Net Cash from Financing Activities...................................      (827)            11,547
                                                                               --------           --------

Net Change in Cash and Cash Equivalents.....................................    (3,652)               (33)
Cash and Cash Equivalents at Beginning of Year..............................    24,896             49,588
                                                                               --------           --------
   Cash and Cash Equivalents at End of Period...............................   $21,244            $49,555
                                                                               ========           ========

                        See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

Note 1 -- Basis of Presentation

     German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to Generally Accepted Accounting Principles and reporting followed by the banking industry. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 1999 Annual Report to Shareholders.

     Comprehensive  income  includes  both net  income  and other  comprehensive
income.   Other   comprehensive   income   includes  the  change  in  unrealized
appreciation/depreciation on securities available-for-sale, net of tax.

Note 2 -- Per Share Data

     Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. Earnings per share amounts for March 31, 1999 were not restated for the issuance of 8,000 common shares related to the purchase of Smith & Bell in May 1999. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                         Three Months Ended
                                                              March 31,
                                                       2000            1999
Earnings per Share:
Net Income                                          $2,037,000       $2,223,000

Weighted Average Shares Outstanding                  9,029,109        9,198,534
                                                    ----------       ----------

     Earnings per Share:                            $     0.23       $     0.24
                                                    ==========       ==========

Diluted Earnings per Share:
Net Income                                          $2,037,000       $2,223,000

Weighted Average Shares Outstanding                  9,029,109        9,198,534
Stock Options, Net                                         910            6,060
                                                    ----------       ----------

     Diluted Weighted Average Shares Outstanding     9,030,019        9,204,594
                                                    ----------       ----------

     Diluted Earnings per Share                     $     0.23       $     0.24
                                                    ==========       ==========

Note 3 - Securities

     The amortized cost and estimated market values of Securities as of March 31, 2000 are as follows (dollars in thousands):

                                                                      Estimated
                                                       Amortized        Market
                                                        Cost            Value
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies          $96,207         $91,989
Obligations of State and Political Subdivisions          28,385          28,363
Asset-/Mortgage-backed Securities                        59,271          56,553
Equity Securities                                        12,080          11,912
                                                       --------        --------
     Total                                             $195,943        $188,817
                                                       ========        ========

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions         $28,614         $28,300
Asset-/Mortgage-backed Securities                           765             766
                                                        -------         -------
     Total                                             $ 29,379         $29,066
                                                       ========         =======

The amortized cost and estimated market values of Securities as of December 31, 1999 are as follows (dollars in thousands):

                                                                      Estimated
                                                       Amortized        Market
                                                        Cost            Value
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies          $96,205         $92,326
Obligations of State and Political Subdivisions          26,597          26,487
Asset-/Mortgage-backed Securities                        61,514          58,967
Equity Securities                                        10,368          10,368
                                                       --------        --------
     Total                                             $194,684        $188,148
                                                       ========        ========

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions         $29,288         $28,934
Asset-/Mortgage-backed Securities                           903             904
                                                       --------        --------
     Total                                             $ 30,191        $ 29,838
                                                       ========        ========

     At March 31, 2000 and December 31, 1999, U.S. Government Agency structured notes with an amortized cost of $7,983 and $7,983 respectively, and fair values of $7,060 and $7,150 respectively, are included in securities available-for-sale. These notes consist of single-index bonds.

Note 4 -- Loans

     Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):

                                                March 31,         December 31,
                                                  2000                1999
Real Estate Loans Secured by 1-4
     Family Residential Properties               $362,611           $356,001
Agricultural Loans                                 63,203             64,054
Commercial and Industrial Loans                   161,497            161,711
Loans to Individuals for Household,
     Family and Other Personal Expenditures       114,966            112,870
                                                  -------            -------
     Total Loans                                 $702,277           $694,636
                                                 ========           ========

     No concentration of credit in excess of 10 percent of total assets exists within any single industry group.

Note 5 -- Allowance for Loan Losses

     A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):

                                              2000                   1999

Balance at January 1                         $8,868                 $8,323
Adjustment to Conform Fiscal Years              ---                    356
Provision for Loan Losses                       315                    369
Recoveries of Prior Loan Losses                 108                    181
Loan Losses Charged to the Allowance           (343)                  (481)
                                                ---                    ---
Balance at March 31                          $8,948                 $8,748
                                             ======                 ======

Note 6 - Business Combinations

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

Note 7 -- Proposed Acquisition

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

     The proposed merger is subject to the completion of due diligence and execution of a definitive agreement, approval by shareholders of Holland, Holland's receipt of a fairness opinion, approval of the appropriate bank regulatory agencies and other conditions. It is contemplated that the merger will be consummated during the fourth quarter of 2000, and that it will be accounted for under the pooling of interests method of accounting.

Note 8 - Segment Information

     The Company's operations include two primary segments: retail banking and mortgage banking. The retail banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and single-family residential mortgage loans, primarily in the affiliate bank's local markets. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; and the servicing of mortgage loans for investors.

     The retail segment is comprised of community banks with 25 banking offices in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the retail-banking segment. The mortgage-banking segment operates as a division of First American Bank. Primary revenues for the mortgage-banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale funding sources. Other revenues are gains on sales of loans and capitalization of mortgage servicing rights (MSR), and loan servicing income.

     The following segment financial information has been derived from the internal financial statements of German American Bancorp, which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the two segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company and non-banking subsidiaries amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Other column below, along with minor amounts to eliminate transactions between segments.

Three Months Ended                                 Retail        Mortgage                Consolidated
    March 31, 2000                                 Banking        Banking       Other       Totals
                                                   -------        -------       -----       ------

Net Interest Income                                 $6,920         $1,027         $91        $8,038
Gain on Sales of Loans and
    Capitalization of MSR                              ---             12         ---            12
Servicing Income                                       ---            101         ---           101
Noncash Items:
Provision for Loan Losses                              173            142         ---           315
MSR Amortization & Valuation                           ---             51         ---            51
Provision for Income Taxes                           1,052             84        (448)          688
Segment Profit                                       2,284            128        (375)        2,037
Segment Assets                                     807,092        177,957       8,204       993,253

Three Months Ended                                 Retail        Mortgage                Consolidated
    March 31, 1999                                 Banking        Banking       Other       Totals
                                                   -------        -------       -----       ------
Net Interest Income                                 $6,618         $1,186         $71        $7,875
Gain on Sales of Loans and
    Capitalization of MSR                              ---            212         ---           212
Servicing Income                                       ---             93         ---            93
Noncash Items:
Provision for Loan Losses                              220            149         ---           369
MSR Amortization & Valuation                           ---             61         ---            61
Provision for Income Taxes                             857            270        (234)          893
Segment Profit                                       2,186            428        (391)        2,223
Segment Assets                                     738,703        152,356      10,443       901,502

Note 9 - Subsequent Events

On April 27, 2000, the Company's Board of Directors adopted a shareholder rights plan (the "Plan"). Under the Plan, rights attached to the outstanding common shares of the Company at the rate of one right for each share held by shareholders of record at the close of business on May 10, 2000. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's common shares or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding common shares. At that time, the rights may be redeemed at the election of the Board of Directors of the Company. If not redeemed, then prior to the acquisition by such person of 50% or more of the outstanding common shares of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for common shares (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire preferred share units or common shares of the Company having a value of two times the exercise price of $75.00. Each preferred share unit carries the same voting rights as one common share. If the Acquiring Person engages in a merger of other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire on April 26, 2010. The distribution of the rights is not a taxable event for shareholders of the Company. In connection with the adoption of the Plan, the Board of Directors also approved the terms of the Series A Preferred Shares and adopted the Restatement of the Articles of Incorporation of the Company designating the relative rights, preferences and limitations of the Series A Preferred Shares.

ITEM 2.

                             GERMAN AMERICAN BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. The Company's Common Stock is traded on NASDAQ's
National Market System under the symbol GABC. The Company operates five affiliate community banks with 25 banking offices and 5 full-service insurance offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer. The banks' wide range of personal and corporate financial services include making commercial and consumer loans; marketing, originating, and servicing mortgage loans; providing trust, investment advisory and brokerage services; accepting deposits and providing safe deposit facilities. The Company's insurance activities include offering a full range of title, property, casualty, life and credit insurance products. Prior to the acquisition activity in January 1999, the Company operated primarily in the banking industry.

     This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2000 and December 31, 1999 and the consolidated results of operations for the three month periods ended March 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1999 Annual Report to Shareholders.

RESULTS OF OPERATIONS

Net Income:

     Net income was $2,037,000 or $0.23 per share for the quarter ended March 31, 2000 compared to $2,223,000 or $0.24 per share for the first quarter of 1999. The Company's retail banking segment profit, inclusive of associated holding company administrative expenses, increased $77,000 to $1,861,000 for the quarter ended March 31, 2000 compared to $1,784,000 for the quarter ended March 31, 1999. The increase in the retail banking segment profit was offset by a decline in the segment profit from the Company's mortgage banking operation. The decline principally reflected the effects of decreased mortgage loan production resulting from increases in general market interest rates during the latter half of 1999 and the first quarter of 2000.

Net Interest Income:

     The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

                                                     Three Months                        Change from
                                                     Ended March 31,                    Prior Period

                                                 2000            1999             Amount          Percent
Interest Income (T/E)                          $18,696          $16,757          $1,939          11.6%
Interest Expense                                10,195            8,467           1,728          20.4%
                                               -------          -------          ------
     Net Interest Income (T/E)                  $8,501           $8,290            $211           2.5%
                                               =======          =======          ======

     Net interest income increased $163,000 or 2.1% ($211,000 or 2.5% on a tax-equivalent basis) for the quarter ended March 31, 2000 compared with the first quarter of 1999. A significant portion of the increase resulted from loan growth. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the first quarter of 2000, the net interest margin was 3.65% compared to 3.90% for the comparable period of 1999. The decline in net interest margin is attributable to a more competitive pricing environment for loans and deposits and the employment of various asset growth strategies.

     The Company employed various asset growth strategies in mid and late 1999, whereby affiliate banks invested proceeds from FHLB borrowings in equity securities in order to more effectively utilize capital in excess of requirements. These asset growth strategies have net interest margins ranging from 1.00% to 1.50%, and increased net interest income while reducing the overall net interest margin.

Provision For Loan Losses:

     The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at a levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

     The consolidated provision for loan losses was $315,000 and $369,000 for the three months ended March 31, 2000 and 1999, respectively. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

     Net charge-offs were $235,000 for the three months ended March 31, 2000 compared with $300,000 for the three months ended March 31, 1999. The majority of net charge-offs during the quarter ended March 31, 2000 were related to the sub-prime residential real estate loans at one affiliate. The Company discontinued new sub-prime out-of-market real estate lending during 1999.

     Nonperforming loans as a percent of total loans at March 31, 2000 were 1.25% of total loans, representing a slight decline from the 1.27% at December 31, 1999. See discussion under "Financial Condition" for more information regarding nonperforming assets.

Noninterest Income:

     Noninterest income for the first quarter of 2000 increased $63,000 or 4.2% on an annualized basis. Growth occurred in Trust and Investment Product Fees ($189,000), Service Charges on Deposit Accounts ($42,000), and Insurance Commissions and Fees ($132,000). The growth in these areas was tempered by a decline in Gain on Sale of Loans and Other Real Estate ($246,000) and in Other Operating Income ($50,000).

     The increased Trust and Investment Product Fees for the quarter ended March 31, 2000 compared with the same period of the prior year was partially attributable to the implementation of brokerage services at one affiliate during 1999. Additionally, a significant increase in brokerage activity at another affiliate, due in part to market conditions, also contributed to the increased level of income.

     Insurance Commissions and Fees also increased for the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999. The increase was due to an overall growth in the insurance operations of the Company and due to the acquisition of Smith & Bell in May 1999.

     Net Gains on Sales of Loans and Other Real Estate are derived predominantly from the Company's mortgage banking division. The net loss on sales of loans and other real estate in the first quarter of 2000 compared with the net gain during the same period of 1999 was largely attributable to lower volumes in residential real estate loan production and correspondingly lower levels of loan sales caused by a rising market interest rate environment. Also contributing to the net loss of $41,000 in the quarter ended March 31, 2000 was an increased level of sales of other real estate owned.

     The decline in Other Operating Income was largely attributable to a decline in revenues generated by the Company's title insurance operation. The decline in revenues was the result of a lower volume of residential loan production. In addition, the discontinuance of an Internet access operation at one affiliate contributed to the decline in Other Operating Income.

Noninterest Expense:

     Noninterest expense for the first quarter of 2000 increased $671,000 or 11.4% from the prior year. The increase primarily occurred in Salaries and Employee Benefits ($499,000), Occupancy, Furniture and Equipment Expense ($78,000) and Other Operating Expenses ($89,000).

     Total Salaries and Benefits Expense increased $499,000 to $3.7 million in the three months ended March 31, 2000 over the prior year total of $3.2 million in the first quarter of 1998. Salary expense increased approximately 7% from merit increases and due to the purchase of Smith and Bell in May 1999. Performance bonuses, along with payroll taxes, 401(k) and associated profit sharing increased in 2000 over the prior year due to improved performance of the retail-banking segment.

     Total occupancy, furniture and equipment expense for the three months ended March 31, 2000 totaled $911,000 compared with $833,000 during the same period of the prior year. This increase includes depreciation on Citizen State Bank's new main office in Petersburg, Indiana and for the new Cherry Tree branch for Peoples National Bank in Washington, Indiana. These facilities were completed and placed into service during 1999. Also contributing to the increase was the continued implementation of a state-of-the-art wide-area network and associated operating and application systems at the retail banking affiliates during 1999 and the first quarter of 2000. These systems are expected to provide long-term benefits with regard to improved quality of customer service and control of personnel expenses.

     Computer processing fees decreased $57,000 in the first quarter of 2000 compared with the first quarter of 1999 due primarily to the discontinuance of an Internet access operation at one affiliate. Advertising expenses increased $57,000 due to costs associated with the customer information system implemented during 1999 for all banking affiliates and fluctuations in the normal course of business. Supplies expenses for the first quarter increased $27,000 over the prior year due to normal increases due to volume.

     First quarter Other Operating Expenses increased $89,000 over the first quarter of 1999. This increase was primarily attributable to collection expenses ($52,000) and telecommunication expenses ($42,000). The increased telecommunication charges were primarily attributable to network charges to support the Company's new technology platforms and operating systems. The increased collection costs were primarily at one affiliate bank, as efforts continue to collect on delinquent sub-prime out-of-market residential real estate loans and to liquidate other real estate owned. The Company discontinued this type of lending during 1999.

Income Taxes:

     The Company's effective income tax rate approximates 30% of pre-tax income in all periods, and is lower than the combined federal and state statutory rate of 39.6%. This lower effective rate results primarily from the Company's tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects.

FINANCIAL CONDITION

     Total assets at March 31, 2000 were flat at $993 million compared with total assets at December 31, 1999. In comparison to year-end totals, loans increased $7.6 million or 1.1% on an annualized basis. Loans held for sale declined $1.9 million or 66.7%. This decline resulted from lower residential real estate loan production and correspondingly lower loans held for sale caused largely by a rising interest rate environment. Investments remained stable at $229 million and cash equivalents declined $3.7 million or 14.7%.

     Deposits at March 31, 2000 increased $1.4 million or less than one percent compared to December 31, 1999 deposits. Borrowings declined by $1.0 million or less than one percent. All of the Company's affiliate banks are members of the Federal Home Loan Bank System ("FHLB"). The banks' membership in the FHLB provides an additional source of liquidity for both long-term and short-term borrowing needs.

Nonperforming Assets:

     The following is an analysis of the Company's nonperforming assets at March 31, 2000 and December 31, 1999 (dollars in thousands):
                                                March 31,           December 31,
                                                  2000                  1999

Nonaccrual Loans                                  $6,051                 $7,237
Loans contractually past due 90 days or more       2,759                  1,564
Renegotiated Loans                                   ---                    ---
                                                 -------                -------
     Total Nonperforming Loans                     8,810                  8,801
                                                 -------                -------
Other Real Estate                                  2,184                  2,434
                                                 -------                -------
     Total Nonperforming Assets                  $10,994                $11,235
                                                 =======                =======

Allowance for Loan Loss to Nonperforming Loans   101.57%                100.76%
Nonperforming Loans to Total Loans                 1.25%                  1.27%


Capital Resources:

     Shareholders' equity totaled $88.0 million at March 31, 2000 or 8.9% of total assets, an increase of $507,000 from December 31, 1999.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a "well-capitalized" entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive order.

     At March 31, 2000 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

     The table below presents the Company's consolidated capital ratios under regulatory guidelines (dollars in thousands):

                                                            To be Well
                                                           Capitalized
                                                           Under Prompt
                                          Minimum for       Corrective
                                            Capital           Action              At               At
                                           Adequacy         Provisions         March 31,      December 31,
                                           Purposes          (FDICIA)            2000             1999
Leverage Ratio                                4.00%              5.00%           9.07%              9.07%
Tier 1 Capital to Risk-adjusted Assets        4.00%              6.00%          13.79%             13.53%
Total Capital to Risk-adjusted Assets         8.00%             10.00%          15.04%             14.78%

Liquidity:

     The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first three months of 2000, operating activities provided $6.1 million of available cash, which included net income of $2.0 million. Major cash outflows experienced during this three-month period of 2000 included $1.2 million in dividends and net loan outlays in the amount of $8.7 million.

     Purchases of securities approximated the cash flows from the maturities and sales securities. Total cash outflows for the period exceeded inflows by $3.7 million, leaving cash and cash equivalents of $21.2 million at March 31, 2000.

Forward-looking Statements:

     This Report contains statements relating to the future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, adequacy of allowance for loan losses; simulations of changes in interest rates; litigation results; and dividend policy. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Company's markets; equity and fixed income market fluctuations; and personal and corporate customers' bankruptcies.

     Results may also differ materially due to inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; success in gaining regulatory approvals when required; the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends; as well as other risks and uncertainties detailed elsewhere in this Report and from time to time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

     The Company's risk profile as of March 31, 2000 does not materially differ from these year-end estimates.

     Item 3 includes forward-looking statements. See "Forward-looking Statements" included in Item 2 of this Report for a discussion of certain factors that could cause the Company's actual exposure to market risk to vary materially from that expressed or implied above.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 27, 2000, the Company's Board of Directors adopted a shareholder rights plan (the "Plan"). Under the Plan, rights attached to the outstanding common shares of the Company at the rate of one right for each share held by shareholders of record at the close of business on May 10, 2000. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's common shares or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding common shares. At that time, the rights may be redeemed at the election of the Board of Directors of the Company. If not redeemed, then prior to the acquisition by such person of 50% or more of the outstanding common shares of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for common shares (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire preferred share units or common shares of the Company having a value of two times the exercise price of $75.00. Each preferred share unit carries the same voting rights as one common share. If the Acquiring Person engages in a merger of other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire on April 26, 2010. The distribution of the rights is not a taxable event for shareholders of the Company. In connection with the adoption of the Plan, the Board of Directors also approved the terms of the Series A Preferred Shares and adopted the Restatement of the Articles of Incorporation of the Company designating the relative rights, preferences and limitations of the Series A Preferred Shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

         3.1 Restatement of Articles of Incorporation of the Registrant. The copy of this exhibit filed as Exhibit 3.01 to Registrant's Current Report on Form 8-K filed May 5, 2000, is incorporated by reference.

         3.2 Restated Bylaws of the Registrant as amended August 14, 1990, are incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 1995.

           4 Rights Agreement dated as of April 27, 2000 between German American Bancorp and UMB Bank, N.A., as Rights Agent. The copy of this exhibit filed as Exhibit 4.01 to Registrant's Current Report on Form 8-K filed May 5, 2000, is incorporated by reference.

          27  Financial Data Schedule

(b)  Reports on Form 8-K

     The Registrant filed a Report on Form 8-K on March 24, 2000 to report that it had agreed in principle to acquire Holland Bancorp, Inc., Holland, Indiana. A press release attached as Exhibit 99 to the March 24, 2000 8-K more fully described the proposed transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GERMAN AMERICAN BANCORP

Date        May 12, 2000             By/s/Mark A. Schroeder
           ---------------------     --------------------------------------
                                     Mark A. Schroeder
                                     President and CEO

Date        May 12, 2000             By/s/Richard E. Trent
           ---------------------     --------------------------------------
                                     Richard E. Trent
                                     Chief Financial Officer and
                                     Principal Accounting Officer