Form 10-Q
period 2000-06-30
GERMAN AMERICAN BANCORP
filed 2000-08-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000

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

YES     X                  NO
        ----------               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding at August 4, 2000
Common Stock,  No par value                              9,048,593

                             GERMAN AMERICAN BANCORP

                                      INDEX


PART I.           FINANCIAL INFORMATION

Item 1.
         Consolidated Balance Sheets - June 30, 2000 and December 31, 1999

         Consolidated Statements of Income and Comprehensive Income -- Three and Six months Ended June 30, 2000 and 1999

         Consolidated Statements of Cash Flows -- Six months Ended June 30, 2000 and 1999

         Notes to Consolidated Financial Statements  -- June 30, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


PART II.          OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                                       GERMAN AMERICAN BANCORP
                                                     CONSOLIDATED BALANCE SHEETS
                                       (unaudited, dollars in thousands except per share data)

                                                                                June 30,         December 31,
                                                                                 2000               1999
ASSETS
Cash and Due from Banks................................................   $     18,269          $    23,707
Federal Funds Sold and Other Short-term Investments....................          1,404                1,189
                                                                          ------------          -----------
     Cash and Cash Equivalents.........................................         19,673               24,896

Interest-bearing Time Deposits with Banks..............................            299                  499
Securities Available-for-Sale, at Market .............................         185,647              188,148
Securities Held-to-Maturity, at Cost ..................................         29,145               30,191

Loans Held for Sale....................................................          2,186                2,845

Total Loans............................................................        721,612              694,636
Less:  Unearned Income.................................................           (483)                (344)
       Allowance for Loan Losses......................................          (8,965)              (8,868)
                                                                          ------------          -----------
Loans, Net.............................................................        712,164              685,424

Stock in FHLB of Indianapolis, and Other Restricted Stock, at cost.....         12,564                9,660
Premises, Furniture and Equipment, Net.................................         19,898               19,782
Other Real Estate......................................................          1,817                2,434
Intangible Assets......................................................          2,307                2,161
Accrued Interest Receivable and Other Assets...........................         26,740               26,595
                                                                          ------------          -----------

       TOTAL ASSETS....................................................   $  1,012,440          $   992,635
                                                                          ============          ===========

LIABILITIES
Noninterest-bearing Deposits...........................................   $     67,873          $    71,671
Interest-bearing Deposits..............................................        603,979              626,590
                                                                          ------------          -----------
     Total Deposits....................................................        671,852              698,261

FHLB Advances and Other Borrowings.....................................        242,288              196,017
Accrued Interest Payable and Other Liabilities.........................          9,117               10,870
                                                                          ------------          -----------
       TOTAL LIABILITIES...............................................        923,257              905,148

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
     20,000,000 shares authorized......................................          9,049                9,029
Preferred Stock, $10 par value; 500,000
     shares authorized, no shares issued ..............................            ---                  ---
Additional Paid-in Capital.............................................         54,122               53,846
Retained Earnings......................................................         30,468               28,559
Accumulated Other Comprehensive Income (Loss) .........................         (4,456)              (3,947)
                                                                          ------------          -----------

       TOTAL SHAREHOLDERS' EQUITY......................................         89,183               87,487
                                                                          ------------          -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................   $  1,012,440          $   992,635
                                                                          ============          ===========

End of period shares issued and outstanding............................      9,048,593            9,029,109
                                                                          ============          ===========

See accompanying notes to consolidated financial statements.


                                          GERMAN AMERICAN BANCORP
                                     CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME
                          (unaudited, dollars in thousands except per share data)

                                                                                    Three months Ended
                                                                                         June 30,
                                                                                2000               1999
INTEREST INCOME
Interest and Fees on Loans................................................  $  15,126           $  13,038
Interest on Federal Funds Sold and Other Short-term Investments...........         33                 300
Interest and Dividends on Securities:
   Taxable................................................................      2,796               2,476
   Non-taxable............................................................        870                 763
                                                                            ---------           ---------
     TOTAL INTEREST INCOME................................................     18,825              16,577

INTEREST EXPENSE
Interest on Deposits......................................................      7,331               6,841
Interest on FHLB Advances and Other Borrowings............................      3,436               1,750
                                                                            ---------           ---------
     TOTAL INTEREST EXPENSE...............................................     10,767               8,591
                                                                            ---------           ---------

NET INTEREST INCOME.......................................................      8,058               7,986
Provision for Loan Losses.................................................        350                 272
                                                                            ---------           ---------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES......................................................      7,708               7,714

NONINTEREST INCOME
Trust and Investment Product Fees.........................................        333                 228
Service Charges on Deposit Accounts.......................................        479                 440
Insurance Commissions and Fees............................................        579                 548
Other Operating Income....................................................        304                 278
Net Gain on Sales of Loans, Mortgage Servicing Rights,
   and Other Real Estate..................................................         92                  (1)
Net Gain / (Loss) on Sales of Securities..................................        ---                  (1)
                                                                            ---------           ---------
     TOTAL NONINTEREST INCOME.............................................      1,787               1,492
                                                                            ---------           ---------

NONINTEREST EXPENSE
Salaries and Employee Benefits............................................      3,496               3,299
Occupancy Expense.........................................................        476                 437
Furniture and Equipment Expense...........................................        453                 423
Data Processing Fees......................................................        202                 243
Professional Fees.........................................................        238                 300
Advertising and Promotions................................................        200                 165
Supplies..................................................................        185                 195
Other Operating Expenses..................................................      1,070                 915
                                                                            ---------           ---------
     TOTAL NONINTEREST EXPENSE............................................      6,320               5,977
                                                                            ---------           ---------

Income before Income Taxes................................................      3,175                3,229
Income Tax Expense........................................................        866                 946
                                                                            ---------           ---------
NET INCOME................................................................  $   2,309           $   2,283
                                                                            =========           =========

COMPREHENSIVE INCOME......................................................  $   2,156           $      82
                                                                            =========           =========

Earnings Per Share and Diluted Earnings Per Share.........................  $    0.25           $    0.25

Dividends Per Share.......................................................  $    0.14           $    0.12



                       See accompanying notes to consolidated financial statements.



                                          GERMAN AMERICAN BANCORP
                                     CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME
                          (unaudited, dollars in thousands except per share data)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                2000               1999
INTEREST INCOME
Interest and Fees on Loans................................................  $  29,640           $  26,046
Interest on Federal Funds Sold and Other Short-term Investments...........         97                 738
Interest and Dividends on Securities:
   Taxable................................................................      5,597               4,674
   Non-taxable............................................................      1,724               1,461
                                                                            ---------           ---------
     TOTAL INTEREST INCOME................................................     37,058              32,919

INTEREST EXPENSE
Interest on Deposits......................................................     14,663              13,677
Interest on FHLB Advances and Other Borrowings............................      6,299               3,381
                                                                            ---------           ---------
     TOTAL INTEREST EXPENSE...............................................     20,962              17,058
                                                                            ---------           ---------

NET INTEREST INCOME.......................................................     16,096              15,861
Provision for Loan Losses.................................................        665                 641
                                                                            ---------           ---------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES......................................................     15,431              15,220

NONINTEREST INCOME
Trust and Investment Product Fees.........................................        697                 403
Service Charges on Deposit Accounts.......................................        909                 828
Insurance Commissions and Fees............................................      1,088                 925
Other Operating Income....................................................        603                 627
Net Gain on Sales of Loans, Mortgage Servicing Rights,
   and Other Real Estate..................................................         51                 204
Net Gain / (Loss) on Sales of Securities..................................         (9)                 (6)
                                                                            ---------           ---------
     TOTAL NONINTEREST INCOME.............................................      3,339               2,981
                                                                            ---------           ---------

NONINTEREST EXPENSE
Salaries and Employee Benefits............................................      7,221               6,525
Occupancy Expense.........................................................        925                 855
Furniture and Equipment Expense...........................................        915                 838
Data Processing Fees......................................................        418                 516
Professional Fees.........................................................        440                 524
Advertising and Promotions................................................        414                 322
Supplies..................................................................        387                 370
Other Operating Expenses..................................................      2,150               1,906
                                                                            ---------           ---------
     TOTAL NONINTEREST EXPENSE............................................     12,870              11,856
                                                                            ---------           ---------

Income before Income Taxes................................................      5,900               6,345
Income Tax Expense........................................................      1,554               1,839
                                                                            ---------           ---------
NET INCOME................................................................  $   4,346           $   4,506
                                                                            =========           =========

COMPREHENSIVE INCOME......................................................  $   3,837           $   1,542
                                                                            =========           =========

Earnings Per Share and Diluted Earnings Per Share.........................  $    0.48           $    0.49

Dividends Per Share.......................................................  $    0.27           $    0.24




                       See accompanying notes to consolidated financial statements.


                                          GERMAN AMERICAN BANCORP
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited, dollar references in thousands)

                                                                                      Six months Ended
                                                                                          June 30,
                                                                                   2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.................................................................  $   4,346         $    4,506
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
     Depreciation and Amortization.........................................      1,103                957
Amortization of Mortgage Servicing Rights..................................         99                121
     Net Change in Loans Held for Sale.....................................        659              8,647
     Loss on Investment in Limited Partnership.............................         82                 62
     Provision for Loan Losses.............................................        665                641
     Loss on Sales of Securities...........................................          9                  6
     Loss / (Gain) on Sales of Loans, Mortgage Servicing
       Rights and Other Real Estate........................................        (51)              (204)
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets................................        130             (1,585)
       Interest Payable and Other Liabilities..............................     (1,753)              (828)
                                                                            ----------         ----------
          Total Adjustments................................................        943              7,817
                                                                            -----------        ----------
       Net Cash from Operating Activities..................................      5,289             12,323
                                                                            -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Interest Bearing Balances with Banks..........................        200                523
   Proceeds from Maturities of Securities Available-for-Sale...............      6,376             23,535
   Proceeds from Sales of Securities Available-for-Sale....................        ---                953
   Purchase of Securities Available-for-Sale...............................     (4,717)           (61,503)
   Proceeds from Maturities of Securities Held-to-Maturity.................      1,037              3,971
   Purchase of Securities Held-to-Maturity.................................     (2,904)            (2,998)
   Purchase of Loans.......................................................     (1,472)            (4,059)
   Proceeds from Sales of Loans............................................        500                850
   Loans Made to Customers, net of Payments Received.......................    (28,382)           (30,515)
   Proceeds from Sale of Mortgage Servicing Rights.........................        111                ---
   Proceeds from Sales of Other Real Estate................................      2,379                311
   Property and Equipment Expenditures.....................................     (1,063)            (1,833)
   Acquire Affiliates and Adjust to Conform Fiscal Years...................       (298)              (155)
                                                                            -----------        ----------
       Net Cash from Investing Activities..................................    (28,233)           (70,920)
                                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits......................................................    (26,409)             9,857
   Change in Short-term Borrowings.........................................     (3,952)            27,315
   Advances of Long-term Debt..............................................     92,850              7,000
   Repayments of Long-term Debt............................................    (42,627)              (498)
   Issuance of Common Stock................................................        296                438
   Dividends Paid..........................................................     (2,437)            (2,192)
   Purchase of Interest in Fractional Shares...............................       ---                  (8)
                                                                            ----------         -----------
       Net Cash from Financing Activities..................................     17,721             41,912
                                                                            ----------         ----------

Net Change in Cash and Cash Equivalents....................................     (5,223)           (16,685)
Cash and Cash Equivalents at Beginning of Year.............................     24,896             49,588
                                                                            ----------         ----------
   Cash and Cash Equivalents at End of Period.............................. $   19,673         $   32,903
                                                                            ==========         ==========



                       See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)
Note 1 -- Basis of Presentation

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

Note 2 -- Per Share Data

     Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:
                                                       Three months Ended
                                                            June 30,
                                                      2000            1999
Earnings per Share:
Net Income                                       $  2,309,000    $ 2,283,000

Weighted Average Shares Outstanding                 9,032,321      9,214,764
                                                 ------------    -----------

     Earnings per Share:                         $       0.25    $      0.25
                                                 ============    ===========

Diluted Earnings per Share:
Net Income                                       $   2,309,000   $ 2,283,000

Weighted Average Shares Outstanding                 9,032,321      9,214,764
Stock Options, Net                                         74          4,566
                                                 -------------   -----------

     Diluted Weighted Average Shares Outstanding    9,032,395      9,219,330
                                                 ------------    -----------

     Diluted Earnings per Share                  $        0.25   $      0.25
                                                 =============   ===========

                                                          Six months Ended
                                                              June 30,
                                                       2000             1999
Earnings per Share:
Net Income                                        $  4,346,000   $    4,506,000

Weighted Average Shares Outstanding                  9,030,715        9,206,694
                                                  ------------   --------------

     Earnings per Share:                          $       0.48   $         0.49
                                                  ============   ==============

Diluted Earnings per Share:
Net Income                                        $   4,346,000  $    4,506,000

Weighted Average Shares Outstanding                  9,030,715        9,206,694
Stock Options, Net                                          130           5,309
                                                  -------------  --------------

     Diluted Weighted Average Shares Outstanding     9,030,845        9,212,003
                                                  ------------   --------------

     Diluted Earnings per Share                   $        0.48  $         0.49
                                                  =============  ==============

Note 3 - Securities

     The amortized cost and estimated market values of Securities as of June 30, 2000 are as follows (dollars in thousands):
Estimated
                                                     Amortized         Market
Securities Available-for-Sale:                         Cost             Value
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies   $     96,210     $      91,654
Obligations of State and Political Subdivisions        28,355            28,491
Asset-/Mortgage-backed Securities                      57,019            54,458
Equity Securities                                      11,441            11,044
                                                 ------------     -------------
     Total                                       $    193,025     $     185,647
                                                 ============     =============

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions  $    28,473      $      28,348
Asset-/Mortgage-backed Securities                        672                672
                                                 -----------      -------------
     Total                                       $     29,145     $      29,020
                                                 ============     =============


The amortized cost and estimated market values of Securities as of December 31, 1999 are as follows (dollars in thousands):
Estimated
                                                      Amortized        Market
Securities Available-for-Sale:                          Cost            Value
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies    $     96,205    $      92,326
Obligations of State and Political Subdivisions         26,597           26,487
Asset-/Mortgage-backed Securities                       61,514           58,967
Equity Securities                                       10,368           10,368
                                                  ------------    -------------
     Total                                        $    194,684    $     188,148
                                                  ============    =============

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions   $    29,288     $      28,934
Asset-/Mortgage-backed Securities                         903               904
                                                  -----------     -------------
     Total                                        $     30,191    $      29,838
                                                  ============    =============

Note 4 -- Loans

     Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):

                                                June 30,            December 31,
                                                 2000                    1999

Commercial and Industrial Loans              $   165,561            $   161,711
Residential Mortgage Loans                       367,766                356,001
Consumer Loans                                   118,487                112,870
Agricultural Loans                                69,798                 64,054
                                             -----------            -----------
     Total Loans                             $   721,612            $   694,636
     Less:   Unearned Income                        (483)                  (344)
             Allowance for Loan Losses            (8,965)                (8,868)
                                             -----------            -----------
     Loans, net                              $   712,164            $   685,424
                                             ===========            ===========

     No concentration of credit in excess of 10 percent of total assets exists within any single industry group.

Note 5 -- Allowance for Loan Losses

     A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):

                                               2000                   1999

Balance at January 1                      $     8,868            $     8,323
Allowance of Acquired Affiliate                   ---                    356
Provision for Loan Losses                         665                    641
Recoveries of Prior Loan Losses                   197                    305
Loan Losses Charged to the Allowance             (765)                (1,136)
                                          -----------            -----------
Balance at June 30                        $     8,965            $     8,489
                                          ===========            ===========


Note 6 -- Proposed Acquisition

     On June 27, 2000 the Company entered into a definitive agreement to acquire Holland Bancorp, Inc. ("Holland"), through the merger of Holland with and into the Company, and the simultaneous merger of Holland's sole bank subsidiary, The Holland National Bank, into the Company's subsidiary, The German American Bank. The Holland National Bank operates four banking offices in Dubois County, Indiana. Holland's assets and equity (unaudited) as of June 30, 2000 totaled $61.8 million and $6.4 million, respectively. Net income (unaudited) totaled $288,000 for the six-month period ended June 30, 2000.

     Under the terms of the proposed merger, the shareholders of Holland would receive 3.5 shares of common stock of the Company for each of their Holland shares, or an aggregate of approximately 947,777 shares of common stock of the Company.

     The proposed merger is subject to the approval by shareholders of Holland, Holland's receipt of a fairness opinion, approval of the appropriate bank regulatory agencies and other conditions. It is contemplated that the merger will be consummated during the fourth quarter of 2000, and that it will be accounted for under the pooling of interests method of accounting.

Note 7 - Segment Information

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

     The retail segment is comprised of community banks with 25 banking offices in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the retail-banking segment. The mortgage-banking segment operates as a division of First American Bank. Primary revenues for the mortgage-banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale sources. Other revenues are gains on sales of loans and gain on sales of and capitalization of mortgage servicing rights (MSR), and loan servicing income.

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


Three months Ended                                 Retail        Mortgage                Consolidated
    June 30, 2000                                  Banking        Banking       Other       Totals
                                                   -------        -------       -----       ------
Net Interest Income                                 $7,031           $953         $74        $8,058
Gain on Sales of Loans and Gain on
    Sales/Capitalization of MSR                        ---            141         ---           141
Servicing Income                                       ---            101         ---           101
Noncash Items:
Provision for Loan Losses                              223            127         ---           350
MSR Amortization & Valuation                           ---             48         ---            48
Provision for Income Taxes                           1,142            144       (420)           866
Segment Profit                                       2,462            221       (374)         2,309
Segment Assets                                     825,275        179,083       8,082     1,012,440

Three months Ended                                 Retail         Mortgage               Consolidated
    June 30, 1999                                  Banking        Banking       Other       Totals
                                                   -------        -------       -----       ------
Net Interest Income                                 $6,836         $1,101         $49        $7,986
Gain on Sales of Loans and Gain on
    Sales/Capitalization of MSR                        ---             48         ---            48
Servicing Income                                       ---             97         ---            97
Noncash Items:
Provision for Loan Losses                              145            127         ---           272
MSR Amortization & Valuation                           ---             60         ---            60
Provision for Income Taxes                           1,046            176       (276)           946
Segment Profit                                       2,358            306       (381)         2,283
Segment Assets                                     761,489        163,340       6,520       931,349


Six months Ended                                   Retail        Mortgage                Consolidated
    June 30, 2000                                  Banking        Banking       Other       Totals
                                                   -------        -------       -----       ------
Net Interest Income                                $13,950         $1,980        $166       $16,096
Gain on Sales of Loans and Gain on
    Sales/Capitalization of MSR                        ---            152         ---           152
Servicing Income                                       ---            201         ---           201
Noncash Items:
Provision for Loan Losses                              395            270         ---           665
MSR Amortization & Valuation                           ---             99         ---            99
Provision for Income Taxes                           2,194            228       (868)         1,554
Segment Profit                                       4,746            349       (749)         4,346
Segment Assets                                     825,275        179,083       8,082     1,012,440



Six months Ended                                   Retail        Mortgage                Consolidated
    June 30, 1999                                  Banking        Banking       Other       Totals
                                                   -------        -------       -----       ------
Net Interest Income                                $13,454         $2,287        $120       $15,861
Gain on Sales of Loans and Gain on
    Sales/Capitalization of MSR                        ---            260         ---           260
Servicing Income                                       ---            190         ---           190
Noncash Items:
Provision for Loan Losses                              365            276         ---           641
MSR Amortization & Valuation                           ---            121         ---           121
Provision for Income Taxes                           1,903            446       (510)         1,839
Segment Profit                                       4,544            734       (772)         4,506
Segment Assets                                     761,489        163,340       6,520       931,349


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

     This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2000 and December 31, 1999 and the consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1999 Annual Report to Shareholders.


RESULTS OF OPERATIONS

Net Income:

     Net income remained relatively stable at $2,309,000 or $0.25 per share for the quarter ended June 30, 2000 compared to $2,283,000 or $0.25 per share for the second quarter of 1999. Net income for the six months ended June 30, 2000 was $4,346,000 or $0.48 per share compared with $4,506,000 or $0.49 per share during the same period in 1999. The Company's retail banking segment profit, inclusive of associated holding company administrative expenses, increased $174,000 to $3,865,000 for the six months ended June 30, 2000 compared to $3,691,000 for the six months ended June 30, 1999. The increase in the retail banking segment profit was offset by a decline in the segment profit from the Company's mortgage banking operation. The decline principally reflected the effects of decreased mortgage loan production resulting from increases in general market interest rates during the latter half of 1999 and the first quarter of 2000. The rising market interest rates also negatively impacted the net interest margin in the mortgage banking operation by increasing funding costs.

Net Interest Income:

     The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

                                                     Three months                        Change from
                                                     Ended June 30,                     Prior Period
                                                 2000            1999             Amount          Percent
Interest Income (T/E)                      $    19,302      $    17,010         $   2,292         13.5%
Interest Expense                                10,767            8,591             2,176         25.3%
                                           -----------      -----------         ---------
     Net Interest Income (T/E)             $     8,535      $     8,419         $     116          1.4%
                                           ===========      ===========         =========




                                                      Six months                         Change from
                                                    Ended June 30,                      Prior Period
                                                 2000            1999             Amount          Percent
Interest Income (T/E)                      $    37,999      $    33,781         $   4,218         12.5%
Interest Expense                                20,962           17,058             3,904         22.9%
                                           -----------      -----------         ---------
     Net Interest Income (T/E)             $    17,037      $    16,723         $     314          1.9%
                                           ===========      ===========         =========


     Net interest income increased $72,000 or 1.0% ($116,000 or 1.4% on a tax-equivalent basis) for the quarter ended June 30, 2000 compared with the second quarter of 1999. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 2000, the net interest margin was 3.61% compared to 3.91% for the comparable period of 1999.

     Net interest income increased $235,000 or 1.5% ($314,000 or 1.9% on a tax-equivalent basis) for the six months ended June 30, 2000 compared with the same period of 1999. For the six months ended June 30, 2000, the net interest margin was 3.63% compared to 3.91% for the same period in 1999. A significant portion of the increase in net interest income for both the three and six months ended June 30, 2000 resulted from loan growth.

     Two significant items have negatively impacted the Company's net interest margin. First, the mortgage banking division's use of wholesale funding sources in a rising interest rate environment has reduced the division's net interest margin by approximately 65 basis points for the six months ended June 30, 2000 as compared with the same period of the prior year. Secondly, the Company's employment of various asset growth strategies during mid and late 1999 also contributed to the decline in the net interest margin in the first half of 2000. These asset growth strategies consisted of affiliate banks investing proceeds from FHLB borrowings in investment securities in order to more effectively utilize capital in excess of requirements. These asset growth strategies have net interest margins ranging from 1.00% to 1.50% reducing the overall net interest margin, while increasing net interest income. Absent the two aforementioned items, the Company's net interest margin would have been 4.08% for the six months ended June 30, 2000.

Provision For Loan Losses:

     The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at a levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

     The consolidated provision for loan losses was $350,000 and $665,000 for the three and six months ended June 30, 2000, respectively. The consolidated provision for loan losses was $272,000 and $641,000 for the three and six months ended June 30, 1999, respectively. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

     Net charge-offs were $334,000 or 0.18% annualized of average loans and $568,000 or 0.16% annualized of average loans for the three and six months ended June 30, 2000. Net charge-offs for the second quarter and year-to-date ended June 30, 1999 were $528,000 or 0.34% annualized of average loans and $831,000 or 0.27% annualized of average loans, respectively. The majority of net charge-offs during the quarter and six months ended June 30, 2000 were related to the sub-prime residential real estate loans housed in the mortgage banking division. The Company discontinued new sub-prime out-of-market real estate lending during 1999. The net charge-offs during 1999 included a single large commercial loan.

     Nonperforming loans as a percent of total loans at June 30, 2000 were 1.29% of total loans, representing a slight increase from the 1.27% at December 31, 1999. See discussion under "Financial Condition" for more information regarding nonperforming assets.

Noninterest Income:

     Noninterest income for the quarter ended June 30, 2000 increased $295,000 or 19.8% on an annualized basis. Growth occurred in nearly all categories of noninterest income compared with the prior year. Overall growth in noninterest income occurred in Trust and Investment Product Fees and in Net Gain on Sales of Loans, Mortgage Servicing Rights, and Other Real Estate.

     Noninterest  income  for the six  months  ended  June  30,  2000  increased
$358,000 or 12.0% on an annualized basis. Growth during this period was primarily in Trust and Investment Product Fees and Insurance Commissions and Fees. The growth in these categories was tempered by a decline in Gain on Sale of Loans, Mortgage Servicing Rights, and Other Real Estate.

     Trust and Investment Product Fees increased $105,000 or 46.1% and $294,000 or 73.0% for the three and six months ended June 30, 2000 compared with the same periods of the prior year. These increases were partially attributable to the implementation of brokerage services at one affiliate during the second half of 1999. Increased brokerage activity at other affiliates also contributed to the increased level of income.

     Insurance Commissions and Fees increased $31,000 or 5.7% and $163,000 or 17.6% for the three and six month periods ended June 30, 2000 compared with the same periods during 1999. The increases were due to an overall growth in the insurance operations of the Company and due to the acquisition of the Smith & Bell agency in May 1999.

     Net Gains on Sales of Loans, Mortgage Servicing Rights, and Other Real Estate are derived predominantly from the Company's mortgage banking division. The gain on sale increased $93,000 in the quarter ended June 30, 2000 compared with second quarter of 1999. A net gain on of $109,000 on the sale of $42.5 million of mortgage servicing rights was primarily responsible for the increased gain during the quarter. There were no sales of servicing in the second quarter of 1999.

     Net Gain on Sale of Loans, Mortgage Servicing Rights, and Other Real Estate declined by $153,000 during the six months ended June 30, 2000 compared with same period of the prior year. The decline was largely attributable to lower volumes in residential real estate loan production and correspondingly lower levels of loan sales. Lower loan production and sales compared with the prior year was largely attributable to higher market interest rates. Also contributing to the decline in gain on sale was an increased level of losses on the sales of other real estate owned.

Noninterest Expense:

     Noninterest expenses increased $343,000 or 5.7% and $1.0 million or 8.6% for the three and six months period ended June 30, 2000, respectively, as compared to the same periods of the prior year. The increases primarily occurred in Salaries and Employee Benefits and Occupancy, Furniture and Equipment Expense.

     Total Salaries and Benefit Expenses increased $197,000 or 6.0% during the quarter ended June 30, 2000 compared with the same period in 1999. Salaries and Benefits Expense increased $696,000 to $7.2 million in the six months ended June 30, 2000 over the prior year total of $6.5 million in the first six months of 1999. Salary expense increased approximately 7% from merit increases, the purchase of the Smith and Bell insurance agency in May 1999, and staff additions to build necessary infrastructure in technology and support functions. Performance bonuses, along with payroll taxes, 401(k) and associated profit sharing increased in 2000 over the prior year due to improved performance of the retail-banking segment, which also contributed to the overall increase in salaries and benefits expenses.

     Total occupancy, furniture and equipment expense for the three and six months ended June 30, 2000 totaled $929,000 and $1,840,000 compared with $960,000 and $1,693,000 during the same periods of the prior year. The increase during the six months ended June 30, 2000 included increased depreciation at new and recently renovated banking locations. These facilities were completed and placed into service during the second half of 1999 and the first half of 2000. Also contributing to the increase was the continued implementation of a wide-area network and associated operating and application systems at the retail banking affiliates during 1999 and the first half of 2000. These systems are expected to be implemented in all subsidiaries by early next year, and are expected to provide long-term benefits with regard to improved quality of customer service and control of personnel expenses.

     Data processing fees decreased $41,000 in the quarter ended June 30, 2000 and $98,000 in the six months ended June 30, 2000 compared with the same periods of the prior year. These declines were due primarily to the discontinuance of an Internet access operation at one affiliate during the second quarter of 1999.

     Professional fees decreased $62,000 and $84,000 during the three and six-month periods ended June 30, 2000 compared with the same periods of 1999. Legal, accounting and other professional fees all declined during 2000 compared with the prior year. Advertising expenses increased $35,000 and $92,000 for the three and six months ended due to costs associated with the customer information system implemented during the last half of 1999 for all banking affiliates and fluctuations in the normal course of business. Advertising cost totaled 0.08% of average assets during 2000 compared with 0.07% of average assets in 1999.

     Other Operating Expenses increased $154,000 and $243,000 during the quarter ended and six months ended June 30, 2000 compared with 1999. The increases during both the three and six month periods were primarily attributable to collection and telecommunication expenses. The increased telecommunication charges were primarily attributable to network charges to support the Company's new technology platforms and operating systems. The increased collection costs were primarily at the mortgage banking division, as efforts continue to collect on delinquent sub-prime out-of-market residential real estate loans and to liquidate other real estate owned. The Company discontinued this type of lending during 1999. In addition, the Company expensed in the second quarter of 2000, approximately $62,000 in interest charges stemming from an Internal Revenue Service income tax audit of an acquired affiliate. The audit covered periods prior to the affiliate's merger with the Company.

Income Taxes:

     The Company's effective income tax rate approximates 27% and 26% of pre-tax income during the three and six months ended June 30, 2000 compared with 29% during the same periods for 1999. The effective tax rate was lower in all periods than the combined federal and state statutory rate of 39.6%. The lower effective rates resulted primarily from the Company's tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects.

FINANCIAL CONDITION

     Total assets at June 30, 2000 increased 4.0% to $1.012 billion compared with $992.6 million in total assets at December 31, 1999. Loan growth comprised virtually all of the asset growth during the six months ended June 30, 2000. Loans, net of unearned income and allowance for loan losses, increased by $26.7 million or 7.8% on an annualized basis. To fund a portion of the strong loan growth in the first half of 2000, cash and cash equivalents declined by $5.2 million. Investments remained relatively stable at $227.7 million at June 30, 2000 compared with $228.5 million at year-end.

     Deposits at June 30, 2000 decreased by $26.4 million or 7.6% during the six months ended June 30, 2000. A continued competitive environment for deposits led to the overall decline in deposits. To fund the loan growth experienced during the first half of 2000, the Company's affiliate banks have augmented their deposit base with additional borrowings from the FHLB. Borrowings of all types increased by $46.3 million or 47.2% on an annualized basis during the six months ended June 30, 2000.

Nonperforming Assets:

     The following is an analysis of the Company's nonperforming assets at June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                                        June 30,             December 31,
                                                                          2000                   1999
Nonaccrual Loans                                                     $     6,830             $    7,237
Loans contractually past due 90 days or more                               2,468                  1,564
Renegotiated Loans                                                           ---                    ---
                                                                     -----------             ----------
     Total Nonperforming Loans                                             9,298                  8,801
                                                                     -----------             ----------
Other Real Estate                                                          1,817                  2,434
                                                                     -----------             ----------
     Total Nonperforming Assets                                      $    11,115             $   11,235
                                                                     ===========             ==========

Allowance for Loan Loss to Nonperforming Loans                            96.42%                100.76%
Nonperforming Loans to Total Loans                                         1.29%                  1.27%


Capital Resources:

     Shareholders' equity totaled $89.2 million at June 30, 2000 or 8.8% of total assets, an increase of $1.7 million from December 31, 1999.

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

     At June 30, 2000 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

     The table below presents the Company's consolidated capital ratios under regulatory guidelines (dollars in thousands):

                                                            To be Well
                                                           Capitalized
                                                           Under Prompt
                                          Minimum for       Corrective
                                            Capital           Action              At               At
                                           Adequacy         Provisions         June 30,       December 31,
                                           Purposes          (FDICIA)            2000             1999
Leverage Ratio                                4.00%              5.00%           9.09%              9.07%
Tier 1 Capital to Risk-adjusted Assets        4.00%              6.00%          13.59%             13.53%
Total Capital to Risk-adjusted Assets         8.00%             10.00%          14.84%             14.78%


Liquidity:

     The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first six months of 2000, operating activities provided $5.3 million of available cash, which included net income of $4.3 million. Major cash outflows experienced during this three-month period of 2000 included $2.4 million in dividends and net loan outlays in the amount of $28.3 million.

     Purchases of securities approximated the cash flows from the maturities and sales securities. Total cash outflows for the period exceeded inflows by $5.2 million, leaving cash and cash equivalents of $19.7 million at June 30, 2000.

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

     The table below provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of June 30, 2000 the Company's estimated NPV might be expected to decrease in the event of an increase in prevailing interest rates, and might be expected to increase in the event of a decrease in prevailing interest rates (dollars in thousands).

                  Interest Rate Sensitivity as of June 30, 2000

                                                             Net Portfolio Value
                                Net Portfolio            as a % of Present Value
                                    Value                        of Assets
                                    -----                        ---------

             Changes
            In rates    $ Amount       $ Change      NPV Ratio          Change
            --------    --------       --------      ---------          ------

              +2%        $64,854          (24.2)%         6.75%       (174) b.p.
              +1%         78,568           (8.1)          7.94         (55) b.p.
            Base          85,508            ---           8.49            ---
              -1%         95,970           12.2           9.31           82 b.p.
              -2%         95,434           11.6           9.20           71 b.p.


     Item 3 includes forward-looking statements. See "Forward-looking Statements" included in Item 2 of this Report for a discussion of certain factors that could cause the Company's actual exposure to market risk to vary materially from that expressed or implied above.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     The Company issued 19,484 common shares during June 2000 to members of the Board of Directors of the Company and its affiliate banks in payment of a portion of their fees for service as such. These issuances were made in reliance upon the Section 4(2) exemption.


Item 4.  Submission of Matter to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on April 27, 2000. At the Annual Meeting, the shareholders elected as Directors for an additional two-year term the seven nominees proposed by the Board of Directors.

                                           Votes             Votes       Broker
Nominee                                  Cast for          Withheld    Non-Votes

Gene C. Mehne..........................   6,899,863         280,942         0
Robert L. Ruckriegel...................   6,887,434         293,371         0
Mark A. Schroeder......................   6,872,921         307,884         0
Larry J. Seger.........................   6,886,971         293,834         0
Joseph F. Steurer......................   6,887,434         293,371         0
Chet L. Thompson.......................   6,887,434         293,371         0
Michael J. Voyles......................   6,900,515         280,290         0


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:

     3.1  Restatement  of  Articles  of   Incorporation  of  the  Registrant  is
          incorporated by reference to Exhibit 3.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

     3.2 Restated Bylaws of the Registrant as amended April 27, 2000, are incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 filed July 19, 2000 (File No. 333-41698).

     4.1  Rights  Agreement dated April 27, 2000 is incorporated by reference to
          Exhibit 4.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

     4.2 No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets. In accordance with paragraph 4 (iii) of
          Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission upon request copes of long-term debt instruments and related agreements.

     4.3 Terms of Common Shares and Preferred Shares of German American Bancorp found in Restatement of Articles of Incorporation are incorporated by reference to Exhibit 3.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

     10.1 Agreement and Plan of Reorganization dated June 27, 2000 among the Registrant, Holland Bancorp, Inc., The Holland National Bank, and the German American Bank, is incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed July 19, 2000 (File No. 333-41698).

     27   Financial Data Schedule


(b)  Reports on Form 8-K

     The Registrant filed a Report on Form 8-K on May 5, 2000 to report that its Board of Directors had adopted a Shareholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GERMAN AMERICAN BANCORP

Date        August 14, 2000                        By/s/Mark A. Schroeder
           ---------------------------------       ----------------------------
                                                   Mark A. Schroeder
                                                   President and CEO

Date        August 14, 2000                        By/s/Richard E. Trent
           ----------------------------------      ----------------------------
                                                   Richard E. Trent
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer