Form 10-Q
period 2000-09-30
GERMAN AMERICAN BANCORP
filed 2000-11-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000

Or

[ ] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______________ to
          ___________________


Commission File Number 0-11244


                             German American Bancorp
             (Exact name of registrant as specified in its charter)


                 INDIANA                                  35-1547518
                 -------                                  ----------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


                     711 Main Street, Jasper, Indiana 47546
                     --------------------------------------
              (Address of Principal Executive Offices and Zip Code)


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

                    YES  X           NO
                        ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding at November 4, 2000
            -----                      -------------------------------
Common Stock,  No par value                        9,996,355

                             GERMAN AMERICAN BANCORP

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets - September 30, 2000 and December 31, 1999

          Consolidated Statements of Income and Comprehensive Income -- Three and Nine months Ended September 30, 2000 and 1999

          Consolidated Statements of Cash Flows -- Nine months Ended September 30, 2000 and 1999

          Notes to Consolidated Financial Statements  -- September 30, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.



PART II.  OTHER INFORMATION

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                           GERMAN AMERICAN BANCORP
                                         CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands except per share data)


                                                                            September 30,       December 31,
                                                                                 2000               1999
                                                                            -------------       ------------
                                                                            (unaudited)

ASSETS
Cash and Due from Banks................................................   $     22,595          $    23,707
Federal Funds Sold and Other Short-term Investments....................            766                1,189

                                                                          ------------          -----------
     Cash and Cash Equivalents.........................................         23,361               24,896

Interest-bearing Time Deposits with Banks..............................            100                  499
Securities Available-for-Sale, at Market .............................         182,272              188,148
Securities Held-to-Maturity, at Cost ..................................         27,999               30,191

Loans Held for Sale....................................................          2,188                2,845

Total Loans............................................................        726,679              694,636
Less:  Unearned Income.................................................           (549)                (344)
       Allowance for Loan Losses......................................          (8,791)              (8,868)
                                                                          ------------          -----------
Loans, Net.............................................................        717,339              685,424

Stock in FHLB of Indianapolis, and Other Restricted Stock, at cost.....         12,684                9,660
Premises, Furniture and Equipment, Net.................................         19,623               19,782
Other Real Estate......................................................          1,886                2,434
Intangible Assets......................................................          2,227                2,161
Accrued Interest Receivable and Other Assets...........................         22,883               26,595
                                                                          ------------          -----------

       TOTAL ASSETS....................................................   $  1,012,562          $   992,635
                                                                          ============          ===========

LIABILITIES
Noninterest-bearing Deposits...........................................   $     76,473          $    71,671
Interest-bearing Deposits..............................................        615,619              626,590
                                                                          ------------          -----------
     Total Deposits....................................................        692,092              698,261

FHLB Advances and Other Borrowings.....................................        218,318              196,017
Accrued Interest Payable and Other Liabilities.........................         10,720               10,870
                                                                          ------------          -----------
       TOTAL LIABILITIES...............................................        921,130              905,148

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
     20,000,000 shares authorized......................................          9,049                9,029
Preferred Stock, $10 par value; 500,000
     shares authorized, no shares issued ..............................            ---                  ---
Additional Paid-in Capital.............................................         54,082               53,846
Retained Earnings......................................................         31,550               28,559
Accumulated Other Comprehensive Income (Loss) .........................         (3,249)              (3,947)
                                                                          ------------          -----------

       TOTAL SHAREHOLDERS' EQUITY......................................         91,432               87,487
                                                                          ------------          -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................   $  1,012,562          $   992,635
                                                                          ============          ===========

End of period shares issued and outstanding............................      9,048,593            9,029,109
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



                                          GERMAN AMERICAN BANCORP
                                     CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME
                          (unaudited, dollars in thousands except per share data)

                                                                                    Three months Ended
                                                                                       September 30,
                                                                                 2000                1999
                                                                                 ----                ----

INTEREST INCOME
Interest and Fees on Loans................................................  $  15,283            $ 13,589
Interest on Federal Funds Sold and Other Short-term Investments...........         18                 126
Interest and Dividends on Securities:
   Taxable................................................................      2,792               2,683
   Non-taxable............................................................        849                 742
                                                                            ---------           ---------
     TOTAL INTEREST INCOME................................................     18,942              17,140

INTEREST EXPENSE
Interest on Deposits......................................................      7,606               6,955
Interest on FHLB Advances and Other Borrowings............................      3,514               2,065
                                                                            ---------           ---------
     TOTAL INTEREST EXPENSE...............................................     11,120               9,020
                                                                            ---------           ---------

NET INTEREST INCOME.......................................................      7,822               8,120
Provision for Loan Losses.................................................        341                 298
                                                                            ---------           ---------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES........................................................      7,481               7,822

NONINTEREST INCOME
Trust and Investment Product Fees.........................................        374                 192
Service Charges on Deposit Accounts.......................................        525                 453
Insurance Commissions and Fees............................................        605                 516
Other Operating Income....................................................        291                 242
Net Gain on Sales of Loans, Mortgage Servicing Rights,
   and Other Real Estate..................................................        106                 (15)
Net Gain / (Loss) on Sales of Securities..................................        ---                 ---
                                                                            ---------           ---------
     TOTAL NONINTEREST INCOME.............................................      1,901               1,388
                                                                            ---------           ---------

NONINTEREST EXPENSE
Salaries and Employee Benefits............................................      3,646               3,307
Occupancy Expense.........................................................        439                 450
Furniture and Equipment Expense...........................................        450                 428
Data Processing Fees......................................................        216                 243
Professional Fees.........................................................        250                 200
Advertising and Promotions................................................        211                 220
Supplies..................................................................        197                 216
Other Operating Expenses..................................................      1,030                 958
                                                                            ---------           ---------
     TOTAL NONINTEREST EXPENSE............................................      6,439               6,022
                                                                            ---------           ---------

Income before Income Taxes................................................      2,943               3,188
Income Tax Expense........................................................        594                 874
                                                                            ---------           ---------
NET INCOME................................................................  $   2,349           $   2,314
                                                                            =========           =========

COMPREHENSIVE INCOME......................................................  $   3,556           $   1,474
                                                                            =========           =========

Earnings Per Share and Diluted Earnings Per Share.........................  $    0.26           $    0.25

Dividends Per Share.......................................................  $    0.14           $    0.12



                       See accompanying notes to consolidated financial statements.



                                          GERMAN AMERICAN BANCORP
                                     CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME
                          (unaudited, dollars in thousands except per share data)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 2000                1999
                                                                                 ----                ----

INTEREST INCOME
Interest and Fees on Loans................................................  $  44,923           $  39,635
Interest on Federal Funds Sold and Other Short-term Investments...........        115                 864
Interest and Dividends on Securities:
   Taxable................................................................      8,389               7,357
   Non-taxable............................................................      2,573               2,203
                                                                            ---------           ---------
     TOTAL INTEREST INCOME................................................     56,000              50,059

INTEREST EXPENSE
Interest on Deposits......................................................     22,269              20,632
Interest on FHLB Advances and Other Borrowings............................      9,813               5,446
                                                                            ---------           ---------
     TOTAL INTEREST EXPENSE...............................................     32,082              26,078
                                                                            ---------           ---------

NET INTEREST INCOME.......................................................     23,918              23,981
Provision for Loan Losses.................................................      1,006                 939
                                                                            ---------           ---------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES......................................................     22,912              23,042

NONINTEREST INCOME
Trust and Investment Product Fees.........................................      1,071                 595
Service Charges on Deposit Accounts.......................................      1,434               1,281
Insurance Commissions and Fees............................................      1,693               1,441
Other Operating Income....................................................        894                 869
Net Gain on Sales of Loans, Mortgage Servicing Rights,
   and Other Real Estate..................................................        157                 218
Net Gain / (Loss) on Sales of Securities..................................         (9)                 (6)
                                                                            ---------           ---------
     TOTAL NONINTEREST INCOME.............................................      5,240               4,398
                                                                            ---------           ---------

NONINTEREST EXPENSE
Salaries and Employee Benefits............................................     10,867               9,832
Occupancy Expense.........................................................      1,364               1,305
Furniture and Equipment Expense...........................................      1,365               1,266
Data Processing Fees......................................................        634                 759
Professional Fees.........................................................        690                 724
Advertising and Promotions................................................        625                 542
Supplies..................................................................        584                 586
Other Operating Expenses..................................................      3,180               2,893
                                                                            ---------           ---------
     TOTAL NONINTEREST EXPENSE............................................     19,309              17,907
                                                                            ---------           ---------

Income before Income Taxes................................................      8,843               9,533
Income Tax Expense........................................................      2,148               2,713
                                                                            ---------           ---------
NET INCOME................................................................  $   6,695           $   6,820
                                                                            =========           =========

COMPREHENSIVE INCOME......................................................  $   7,393           $   3,016
                                                                            =========           =========

Earnings Per Share and Diluted Earnings Per Share.........................  $    0.74           $    0.74

Dividends Per Share.......................................................  $    0.41           $    0.36



                       See accompanying notes to consolidated financial statements.



                                          GERMAN AMERICAN BANCORP
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited, dollar references in thousands)

                                                                                     Nine months Ended
                                                                                        September 30,
                                                                                 2000                1999
                                                                                 ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income................................................................  $   6,695           $   6,820
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
     Depreciation and Amortization........................................      1,662               1,583
Amortization of Mortgage Servicing Rights.................................        140                 181
     Net Change in Loans Held for Sale....................................        657               6,480
     Loss on Investment in Limited Partnership............................        138                  99
     Provision for Loan Losses............................................      1,006                 939
     Loss on Sales of Securities..........................................          9                   6
     Loss / (Gain) on Sales of Loans, Mortgage Servicing
       Rights and Other Real Estate.......................................       (157)               (218)
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets...............................      2,821              (4,817)
       Interest Payable and Other Liabilities.............................       (150)               (503)
                                                                            ---------           ---------
          Total Adjustments...............................................      6,126               3,750
                                                                            ---------           ---------
       Net Cash from Operating Activities.................................     12,821              10,570
                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Interest Bearing Balances with Banks.........................        399                 723
   Proceeds from Maturities of Securities Available-for-Sale..............     11,002              29,221
   Proceeds from Sales of Securities Available-for-Sale...................        742                 953
   Purchase of Securities Available-for-Sale..............................     (4,717)            (66,630)
   Proceeds from Maturities of Securities Held-to-Maturity................      2,188               5,186
   Purchase of Securities Held-to-Maturity................................     (3,024)             (3,449)
   Purchase of Loans......................................................     (1,472)            (8,627)
   Proceeds from Sales of Loans...........................................        500               4,350
   Loans Made to Customers, net of Payments Received......................    (35,227)            (66,869)
   Proceeds from Sale of Mortgage Servicing Rights........................        481                 ---
   Proceeds from Sales of Other Real Estate...............................      3,652               1,065
   Property and Equipment Expenditures....................................     (1,266)             (3,018)
   Acquire Affiliates and Adjust to Conform Fiscal Years..................       (298)               (310)
                                                                            ---------           ---------
       Net Cash from Investing Activities.................................    (27,040)           (107,405)
                                                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits.....................................................     (6,169)             33,460
Change in Short-term Borrowings...........................................    (28,913)             12,607
   Advances of Long-term Debt.............................................    122,850              58,000
   Repayments of Long-term Debt...........................................    (71,636)            (16,516)
   Issuance of Common Stock...............................................        256                 438
   Purchase / Retire Common Stock.........................................        ---                (737)
   Dividends Paid.........................................................     (3,704)             (3,334)
   Purchase of Interest in Fractional Shares..............................        ---                  (8)
                                                                            ---------           ---------
       Net Cash from Financing Activities.................................     12,684              83,910
                                                                            ---------           ---------

Net Change in Cash and Cash Equivalents...................................     (1,535)            (12,925)
Cash and Cash Equivalents at Beginning of Year............................     24,896              49,588
                                                                            ---------           ---------
   Cash and Cash Equivalents at End of Period.............................  $  23,361           $  36,663
                                                                            =========           =========


                       See accompanying notes to consolidated financial statements.


                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)


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


Note 2 -- Per Share Data

     Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:


                                                     Nine months Ended
                                                        September 30,
                                                 2000                 1999
                                                 ----                 ----

Earnings per Share:
Net Income                                $ 2,349,000          $ 2,314,000


Weighted Average Shares Outstanding         9,048,593            9,212,677
                                          -----------          -----------

     Earnings per Share:                  $      0.26          $      0.25
                                          ===========          ===========

Diluted Earnings per Share:
Net Income                                $ 2,349,000          $ 2,314,000

Weighted Average Shares Outstanding         9,048,593            9,212,677
Stock Options, Net                                  2                4,492
                                          -----------          -----------

     Diluted Weighted Average
     Shares Outstanding                     9,048,595            9,217,169
                                          -----------          -----------

     Diluted Earnings per Share           $      0.26          $      0.25
                                          ===========          ===========





                                                    Nine months Ended
                                                       September 30,
                                                 2000                 1999
                                                 ----                 ----

Earnings per Share:
Net Income                                $ 6,695,000          $ 6,820,000

Weighted Average Shares Outstanding         9,036,718            9,207,189
                                          -----------          -----------

     Earnings per Share:                  $      0.74          $      0.74
                                          ===========          ===========

Diluted Earnings per Share:
Net Income                                $ 6,695,000          $ 6,820,000

Weighted Average Shares Outstanding         9,036,718            9,207,189
Stock Options, Net                                985                4,331
                                          -----------          -----------

     Diluted Weighted Average
     Shares Outstanding                     9,037,703            9,211,520
                                          -----------          -----------

     Diluted Earnings per Share           $      0.74          $      0.74
                                          ===========          ===========


Note 3 - Securities

     The amortized cost and estimated market values of Securities as of September 30, 2000 are as follows (dollars in thousands):

                                                                Estimated
                                           Amortized              Market
                                             Cost                 Value
                                             ----                 -----

Securities Available-for-Sale:
U.S. Treasury  Securities and
  Obligations of U.S. Government
  Corporations  and  Agencies             $    96,132          $    92,716
Obligations of State and Political
  Subdivisions                                 26,016               26,323
Asset-/Mortgage-backed Securities              54,063               52,173
Equity Securities                              11,441               11,060
                                          -----------          -----------
  Total                                   $   187,652          $   182,272
                                          ===========          ===========


Securities Held-to-Maturity:
Obligations of State and Political
  Subdivisions                            $    27,438          $    27,597
Asset-/Mortgage-backed Securities                 561                  562
                                          -----------          -----------
  Total                                   $    27,999          $    28,159
                                          ===========          ===========

The amortized cost and estimated market values of Securities as of December 31, 1999 are as follows (dollars in thousands):


                                                                Estimated
                                           Amortized              Market
                                             Cost                 Value
                                             ----                 -----

U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies               $    96,205          $    92,326
Obligations of State and Political
  Subdivisions                                 26,597               26,487
Asset-/Mortgage-backed Securities              61,514               58,967
Equity Securities                              10,368               10,368
                                          -----------          -----------

     Total                                $   194,684          $   188,148
                                          ============         ===========

Securities Held-to-Maturity:
Obligations of State and Political
  Subdivisions                            $    29,288          $    28,934
Asset-/Mortgage-backed Securities                 903                  904
                                          -----------          -----------
     Total                                $    30,191          $    29,838
                                          ===========          ===========


Note 4 -- Loans

     Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):


                                          September 30,        December 31,
                                              2000                 1999
                                              ----                 ----

Commercial and Industrial Loans           $   170,145          $   161,711
Residential Mortgage Loans                    364,726              356,001
Consumer Loans                                122,319              112,870
Agricultural Loans                             69,489               64,054
                                          -----------          -----------
     Total Loans                          $   726,679          $   694,636
                                          ===========          ===========


     No concentration of credit in excess of 10 percent of total assets exists within any single industry group.


Note 5 -- Allowance for Loan Losses

     A summary of the activity in the Allowance for Loan Losses is as follows (dollars in thousands):

                                              2000                   1999
                                              ----                   ----

Balance at January 1                      $     8,868          $     8,323
Allowance of Acquired Affiliate                   ---                  356
Provision for Loan Losses                       1,006                  939
Recoveries of Prior Loan Losses                   277                  365
Loan Losses Charged to the Allowance           (1,360)              (1,536)
                                          -----------          -----------
Balance at September 30                   $     8,791          $     8,447
                                          ===========          ===========


Note 6 - Business Combinations

     On October 1, 2000 the Company consummated a merger with Holland Bancorp, Inc. ("Holland"). Holland was merged with and into the Company, with the simultaneous merger of Holland's sole bank subsidiary, The Holland National Bank, into the Company's subsidiary, The German American Bank. The Holland National Bank operated four banking offices in Dubois County, Indiana. Holland's assets and equity (unaudited) as of September 30, 2000 totaled $60.6 million and $6.5 million, respectively.

     Under the terms of the merger, the shareholders of Holland received 3.5 shares of common stock of the Company for each of their Holland shares, or an aggregate of 947,762 shares of common stock of the Company.

     This merger was accounted for as a pooling of interests. These financial statements exclude the effects of this merger transaction. Proforma results of operations for the nine-months ended September 30, 2000 are as follows, including Holland Bancorp:

                                  German American        Holland
                               Bancorp (as reported)     Bancorp      Combined

Net Interest Income                   $23,918             $1,748       $25,666
Net Income                              6,695                364         7,059
Diluted Earnings Per Share            $  0.74                ---       $  0.71


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


Three months Ended                          Retail       Mortgage                Consolidated
September 30, 2000                         Banking        Banking       Other       Totals
                                           -------        -------       -----    ------------

Net Interest Income                       $  6,893       $    877       $  52      $    7,822
Gain on Sales of Loans and Gain on
    Sales/Capitalization of MSR                ---             99         ---              99
Servicing Income                               ---             81         ---              81
Noncash Items:
Provision for Loan Losses                      203            138         ---             341
MSR Amortization & Valuation                   ---             41         ---              41
Provision for Income Taxes                   1,136             91        (633)            594
Segment Profit                               2,448            136        (235)          2,349
Segment Assets                             832,116        173,939       6,507       1,012,562

Three months Ended                          Retail       Mortgage                Consolidated
September 30, 1999                         Banking        Banking       Other       Totals
                                           -------        -------       -----    ------------

Net Interest Income                       $  7,022       $  1,025       $  73      $    8,120
Gain on Sales of Loans and Gain on
    Sales/Capitalization of MSR                ---             26         ---              26
Servicing Income                               ---             99         ---              99
Noncash Items:
Provision for Loan Losses                       95            203         ---             298
MSR Amortization & Valuation                   ---             60         ---              60
Provision for Income Taxes                     994            141        (261)            874
Segment Profit                               2,505            115        (306)          2,314
Segment Assets                             796,127        171,523       7,496         975,146


Note 7 - Segment Information (continued)


Nine months Ended                           Retail       Mortgage                Consolidated
September 30, 2000                         Banking        Banking       Other       Totals
                                           -------        -------       -----   -------------

Net Interest Income                       $ 20,843       $  2,857         218      $   23,918
Gain on Sales of Loans and Gain on
    Sales/Capitalization of MSR                ---            251         ---             251
Servicing Income                               ---            282         ---             282
Noncash Items:
Provision for Loan Losses                      598            408         ---           1,006
MSR Amortization & Valuation                   ---            140         ---             140
Provision for Income Taxes                   3,330            319      (1,501)          2,148
Segment Profit                               7,194            485        (984)          6,695
Segment Assets                             832,116        173,939       6,507       1,012,562



Nine months Ended                           Retail        Mortgage               Consolidated
September 30, 1999                         Banking        Banking       Other       Totals
                                           -------        -------       -----    ------------

Net Interest Income                       $ 20,476       $  3,312        $193      $   23,981
Gain on Sales of Loans and Gain on
   Sales/Capitalization of MSR                 ---            286         ---             286
Servicing Income                               ---            289         ---             289
Noncash Items:
Provision for Loan Losses                      460            479         ---             939
MSR Amortization & Valuation                   ---            181         ---             181
Provision for Income Taxes                   2,897            587        (771)          2,713
Segment Profit                               7,049            849      (1,078)          6,820
Segment Assets                             796,127        171,523       7,496         975,146

Note 8 - New Accounting Pronouncements

     Beginning January 1, 2001 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this pronouncement is not expected to have a material effect on the Company's financial results, but the effect will depend on derivative holdings when this standard is adopted.


Note 9 - Subsequent Events

     On October 31, 2000 the Company declared its annual 5% stock dividend, payable on or before December 15, 2000 to shareholders of record on November 30, 2000. Since the stock dividend has not yet been issued, earnings and dividends per share amounts have not been restated for this dividend. The Board of Directors also declared a cash dividend of $0.14 per share payable on or before November 20, 2000 to shareholders of record on November 10, 2000.

ITEM 2.
                             GERMAN AMERICAN BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. The Company's Common Stock is traded on NASDAQ's
National Market System under the symbol GABC. The Company operates five affiliate community banks with 25 banking offices and 5 full-service insurance agencies in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer. The banks' wide range of personal and corporate financial services include making commercial and consumer loans; marketing, originating, and servicing mortgage loans; providing trust, investment advisory and brokerage services; accepting deposits and providing safe deposit facilities. The Company's insurance activities include offering a full range of title, property, casualty, life and credit insurance products.

     This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2000 and December 31, 1999 and the consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1999 Annual Report to Shareholders.

     This section does not reflect the business combination with Holland Bancorp, Inc. (See Note 6).

RESULTS OF OPERATIONS

Net Income:

     Net income remained relatively stable at $2,349,000 or $0.26 per share for the quarter ended September 30, 2000 compared to $2,314,000 or $0.25 per share for the third quarter of 1999. Net income for the nine months ended September 30, 2000 was $6,695,000 or $0.74 per share compared with $6,820,000 or $0.74 per share during the same period in 1999. The Company's retail banking segment profit, inclusive of associated holding company administrative expenses, increased $183,000 to $6,002,000 for the nine months ended September 30, 2000 compared to $5,819,000 for the nine months ended September 30, 1999. The increase in the retail banking segment profit was offset by a decline in the segment profit from the Company's mortgage banking operation. The decline principally reflected the effects of decreased mortgage loan production resulting from increases in general market interest rates during the latter half of 1999 and the first quarter of 2000. The rising market interest rates also negatively impacted the net interest margin in the mortgage banking operation by increasing funding costs.


Net Interest Income:

     The following table summarizes German American Bancorp's net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):


                                                 Three months                    Change from
                                              Ended September 30,                Prior Period
                                            2000            1999             Amount         Percent

Interest Income (T/E)                 $    19,418      $    17,574         $   1,844         10.5%
Interest Expense                           11,120            9,020             2,100         23.3%
                                      -----------      -----------         ---------
     Net Interest Income (T/E)        $     8,298      $     8,554         $    (256)        -3.0%
                                      ===========      ===========         =========


                                                 Nine months                     Change from
                                             Ended September 30,                 Prior Period
                                            2000            1999             Amount         Percent

Interest Income (T/E)                 $    57,416      $    51,355         $   6,061         11.8%
Interest Expense                           32,082           26,078             6,004         23.0%
                                      -----------      -----------         ---------
     Net Interest Income (T/E)        $    25,334      $    25,277         $      57          0.2%
                                      ===========      ===========         =========


     Net interest income decreased $298,000 or 3.7% ($256,000 or 3.0% on a tax-equivalent basis) for the quarter ended September 30, 2000 compared with the third quarter of 1999. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 2000, the net interest margin was 3.49% compared to 3.90% for the comparable period of 1999.

     Net interest income decreased $63,000 or 0.3% ( an increase of $57,000 or 0.2% on a tax-equivalent basis) for the nine months ended September 30, 2000 compared with the same period of 1999. For the nine months ended September 30, 2000, the net interest margin was 3.60% compared to 3.90% for the same period in 1999.

     The decline in the Company's net interest income is largely attributable to an increased cost of funds. The increased cost of funds is the product of an increased utilization of wholesale sources, such as FHLB advances and public fund deposits, to fund loan growth. These sources of funds represented a total 35% of total funding sources for the nine months ended September 30, 2000 compared with 25% for the same period of the prior year. Further, the mortgage banking division's use of wholesale funding sources in a rising interest rate environment has reduced the division's net interest margin by approximately 60 basis points for the nine months ended September 30, 2000 as compared with the same period of the prior year. Also contributing to the increased cost of funds was the general rise in interest rates during the latter half of 1999 and the first half of 2000.

     The Company's employment of various asset growth strategies during mid and late 1999 also contributed to the decline in the net interest margin in the nine months ended September 30, 2000. These asset growth strategies consisted of affiliate banks investing proceeds from FHLB borrowings in investment securities in order to more effectively utilize capital in excess of requirements. These asset growth strategies have net interest margins ranging from 1.00% to 1.50% reducing the overall net interest margin, while increasing net interest income.

Provision For Loan Losses:

     The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

     The consolidated provision for loan losses was $341,000 and $1,006,000 for the three and nine months ended September 30, 2000, respectively. The consolidated provision for loan losses was $298,000 and $939,000 for the three and nine months ended September 30, 1999, respectively. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

     Net charge-offs were $517,000 or 0.29% annualized of average loans and $1,089,000 or 0.20% annualized of average loans for the three and nine months ended September 30, 2000. Net charge-offs for the third quarter and nine months ended September 30, 1999 were $340,000 or 0.21% annualized of average loans and $1.2 million or 0.25% annualized of average loans, respectively. A majority of net charge-offs during the nine months ended September 30, 2000 was related to the sub-prime residential real estate loans housed in the mortgage banking division. The Company discontinued new sub-prime out-of-market real estate lending during 1999.

     Nonperforming loans represented 1.27% of total loans at September 30, 2000 and December 31, 1999. See discussion under "Financial Condition" for more information regarding nonperforming assets.

Noninterest Income:

     Noninterest income for the quarter ended September 30, 2000 increased $484,000 or 34.1% on an annualized basis. Growth occurred in nearly all categories of noninterest income compared with the prior year with Trust and Investment Product Fees representing the largest single increase.

     Noninterest income for the nine months ended September 30, 2000 increased $842,000 or 19.2% on an annualized basis. Growth during this period was primarily in Trust and Investment Product Fees and Insurance Commissions and Fees. The growth in these categories was somewhat tempered by a decline in Gain on Sale of Loans, Mortgage Servicing Rights, and Other Real Estate.

     Trust and Investment Product Fees increased $182,000 or 94.9% and $476,000 or 80.0% for the three and nine months ended September 30, 2000 compared with the same periods of the prior year. These increases were attributable to increased brokerage activity at the Company's lead bank and the implementation of brokerage services at one affiliate during the second half of 1999.

     Insurance Commissions and Fees increased $89,000 or 17.2% and $252,000 or 17.5% for the three and nine month periods ended September 30, 2000 compared with the same periods during 1999. The increases were due to an overall growth in the insurance operations of the Company and due to the acquisition of the Smith & Bell agency in May 1999.

     Net Gains on Sales of Loans, Mortgage Servicing Rights, and Other Real Estate are derived predominantly from the Company's mortgage banking division. The gain on sale increased $92,000 in the quarter ended September 30, 2000 compared with third quarter of 1999 primarily due to an increased level of loan sales in the secondary markets. Loan sales totaled $9.5 million for the three months ended September 30, 2000 compared with $6.7 million in same period of the prior year.

     Net Gain on Sale of Loans, Mortgage Servicing Rights, and Other Real Estate declined by $61,000 during the nine months ended September 30, 2000 compared with same period of the prior year. The decline was largely attributable to lower volumes in residential real estate loan production and correspondingly lower levels of loan sales. Lower loan production and sales compared with the prior year was largely attributable to higher market interest rates in the second half of 1999 and during 2000 compared with the first half of 1999. Loan sales by the mortgage banking division totaled $20.7 million during the nine months ended September 30, 2000 compared $45.7 million during the same period of the prior year. A mitigating factor to the lower gain on sale of loans was a net gain on of $109,000 on the sale of $42.5 million of mortgage servicing rights during the second quarter of 2000. There were no sales of servicing rights during 1999.

Noninterest Expense:

     Noninterest expenses increased $388,000 or 6.4% and $1.4 million or 7.8% for the three and nine months period ended September 30, 2000, respectively, as compared to the same periods of the prior year. The increases primarily occurred in Salaries and Employee Benefits.

     Total Salaries and Benefit Expenses increased $339,000 or 10.0% during the quarter ended September 30, 2000 compared with the same period in 1999. Salaries and Benefits Expense increased $1.0 million to $10.9 million in the nine months ended September 30, 2000 over the prior year total of $9.9 million. Salary expense increased approximately 7% from merit increases, the purchase of the Smith and Bell insurance agency in May 1999, and staff additions to build necessary infrastructure in technology and support functions. Performance bonuses, along with payroll taxes, 401(k) and associated profit sharing increased in 2000 over the prior year due to improved performance of the retail-banking segment, which also contributed to the overall increase in salaries and benefits expenses.

     Total occupancy, furniture and equipment expense for the three and nine months ended September 30, 2000 totaled $889,000 and $2,729,000 compared with $878,000 and $2,571,000 during the same periods of the prior year. The increase during the nine months ended September 30, 2000 included increased depreciation at new and recently renovated banking locations. These facilities were completed and placed into service during the second half of 1999 and the first half of 2000. Also contributing to the increase was the continued implementation of a wide-area network and associated operating and application systems at the retail banking affiliates during 1999 and 2000. These systems are expected to be implemented in all subsidiaries by early next year, and are expected to provide long-term benefits with regard to improved quality of customer service and control of personnel expenses.

     Data processing fees decreased $27,000 in the quarter ended September 30, 2000 and $125,000 in the nine months ended September 30, 2000 compared with the same periods of the prior year. These declines were due primarily to the discontinuance of an Internet access operation at one affiliate during the second quarter of 1999.

     Advertising expenses remained stable during the three months ended September 30, 2000 compared with the same period of 1999. Advertising expenses increase $83,000 for nine months ended September 30, 2000 as compared with 1999 due to costs associated with the customer information system implemented during the last half of 1999 for all banking affiliates and fluctuations in the normal course of business.

     Other Operating Expenses increased $44,000 and $287,000 during the quarter ended and nine months ended September 30, 2000 compared with 1999. The increases during both the three and nine month periods were primarily attributable to collection and telecommunication expenses. The increased telecommunication charges were primarily attributable to network charges to support the Company's new technology platforms and operating systems. The increased collection costs were primarily at the mortgage banking division, as efforts continue to collect on delinquent sub-prime out-of-market residential real estate loans and to liquidate other real estate owned. The Company discontinued this type of out-of-market lending during 1999. In addition, the Company expensed in the second quarter of 2000, approximately $62,000 in interest charges stemming from an Internal Revenue Service income tax audit of an acquired affiliate. The audit covered periods prior to the affiliate's merger with the Company.

Income Taxes:

     The Company's effective income tax rate approximates 20% and 24% of pre-tax income during the three and nine months ended September 30, 2000 compared with 27% and 28% during the same periods for 1999. The lower effective tax rate was primarily attributable to two factors. First, during the third quarter of 2000 the Company realized a refund of Indiana state income taxes attributable to the 1999 tax year. The state income tax refund was due to a tax law clarification in 2000, which allowed a portion of the Company's revenues to be apportioned outside Indiana. Secondly, the lower effective rates also resulted from the Company's tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects.

FINANCIAL CONDITION

     Total assets at September 30, 2000 increased 2.0% to $1.013 billion compared with $992.6 million in total assets at December 31, 1999. Loan growth comprised virtually all of the asset growth during the nine months ended September 30, 2000. Loans, net of unearned income and allowance for loan losses, increased by $31.9 million or 4.7%. Investments declined modestly to $223.0 million at September 30, 2000 compared with $228.0 million at year-end. Cash and cash equivalents also declined modestly to $23.3 million at September 30, 2000 from $24.9 million at year-end. The declines in cash and securities have been used to partially fund the strong loan growth.

     Deposits at September 30, 2000 decreased by $6.2 million or 1.8% during the nine months ended September 30, 2000. A continued competitive environment for deposits led to the overall decline in deposits. To fund the loan growth experienced during the first nine months of 2000, the Company's affiliate banks have augmented their deposit base with additional borrowings from the FHLB. Borrowings of all types increased by $22.3 million or 11.4% during the nine months ended September 30, 2000.

Nonperforming Assets:

     The following is an analysis of the Company's nonperforming assets at September 30, 2000 and December 31, 1999 (dollars in thousands):


                                                      September 30,           December 31,
                                                           2000                   1999

Nonaccrual Loans                                      $     8,065              $    7,237
Loans contractually past due 90 days or more                1,142                   1,564
Renegotiated Loans                                            ---                     ---
                                                      -----------              ----------
     Total Nonperforming Loans                              9,207                   8,801
                                                      -----------              ----------

Other Real Estate                                           1,886                   2,434
                                                      -----------              ----------
     Total Nonperforming Assets                       $    11,093              $   11,235
                                                      ===========              ==========

Allowance for Loan Loss to Nonperforming Loans              95.48%                 100.76%
Nonperforming Loans to Total Loans                           1.27%                   1.27%


Capital Resources:

     Shareholders' equity totaled $91.4 million at September 30, 2000 or 9.0% of total assets, an increase of $3.9 million from December 31, 1999.

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

     At September 30, 2000 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

     The table below presents the Company's consolidated capital ratios under regulatory guidelines:

                                                            To be Well
                                                            Capitalized
                                                           Under Prompt
                                         Minimum for         Corrective
                                            Capital           Action              At               At
                                           Adequacy         Provisions       September 30,    December 31,
                                           Purposes          (FDICIA)            2000             1999

Leverage Ratio                               4.00%             5.00%             9.19%            9.07%
Tier 1 Capital to Risk-adjusted Assets       4.00%             6.00%            13.71%           13.53%
Total Capital to Risk-adjusted Assets        8.00%            10.00%            14.96%           14.78%


Liquidity:

     The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first nine months of 2000, operating activities provided $12.8 million of available cash, which included net income of $6.7 million. Major cash outflows experienced during the nine months ended September 30, 2000 included $3.7 million in dividends and net loan outlays in the amount of $35.2 million.

     The proceeds from the maturities and sales of securities exceeded the cash outflows from the purchases of securities by approximately $6.2 million. Total cash outflows for the period exceeded inflows by $1.5 million, leaving cash and cash equivalents of $23.4 million at September 30, 2000.

Forward-looking Statements:

     This Report contains statements relating to the future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, adequacy of allowance for loan losses; simulations of changes in interest rates; litigation results; the effects of new accounting pronouncements; and dividend policy. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Company's markets; equity and fixed income market fluctuations; and personal and corporate customers' bankruptcies.

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


     The Company's risk profile as of September 30, 2000 does not materially differ these June 30, 2000 estimates.

     Item 3 includes forward-looking statements. See "Forward-looking Statements" included in Item 2 of this Report for a discussion of certain factors that could cause the Company's actual exposure to market risk to vary materially from that expressed or implied above. These factors include possible changes in economic conditions; interest rate fluctuations, competitive product and pricing pressures within the Company's markets; and equity and fixed income market fluctuations. Actual experience may also vary materially to the extent that the Company's assumptions described above prove to be inaccurate.

PART II.  OTHER INFORMATION


Item 5.  Other Information

The Board of Directors has appointed J. David Lett as a director of the Company, to serve the remaining unexpired term of his brother, Michael B. Lett, who retired from the Board of Directors on November 1, 2000.


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

27        Financial Data Schedule



(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GERMAN AMERICAN BANCORP



Date   November 14, 2000                   By  /s/ Mark A. Schroeder
      ---------------------------------        ---------------------------------
                                               Mark A. Schroeder
                                               President and CEO



Date   November 14, 2000                   By  /s/Richard E. Trent
      ----------------------------------       ---------------------------------
                                               Richard E. Trent
                                               Chief Financial Officer and
                                               Principal Accounting Officer