Form 10-K
period 2000-12-31
GERMAN AMERICAN BANCORP
filed 2001-03-23
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark one)


   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the fiscal year ended: December 31, 2000

                             OR

   [   ]       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________


                         Commission File Number 0-11244


                             GERMAN AMERICAN BANCORP
                             -----------------------
            (Exact name of registrant as specified in its charter)

           INDIANA                                       35-1547518
           -------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
  ncorporation or organization)                       Identification No.)

711 Main Street, Box 810, Jasper, Indiana                   47546
-----------------------------------------                   -----
(Address of Principal Executive Offices)                  (Zip Code)

     Registrant's   telephone  number,   including  area  code:  (812)  482-1314
     Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange
  Title of each class                                on which registered
        NONE                                            Not Applicable
        ----                                            --------------

Securities registered pursuant to Section 12 (g) of the Act:

                           Common Shares, No Par Value
                           ---------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  [ X ]     NO  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the last trade price reported by NASDAQ as of March 12, 2001 was approximately $136,431,000.

     As of March 12, 2001 there were outstanding 10,494,708 common shares, no par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 26, 2001, to the extent stated herein, are incorporated by reference into Part III.

                            GERMAN AMERICAN BANCORP
                         2000 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

PART I

   Item 1.         Business...............................................     3

   Item 2.         Properties.............................................     6

   Item 3.         Legal Proceedings......................................     6

   Item 4.         Submission of Matters to a Vote of Security Holders....     7

   Special Item.   Executive Officers of the Registrant...................     8


PART II

   Item 5.         Market for Registrant's Common Equity
                   and Related Stockholder Matters........................     8

   Item 6.         Selected Financial Data................................     9

   Item 7.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........  10-21

   Item 7A.        Quantitative and Qualitative
                   Disclosures About Market Risk..........................    22

   Item 8.         Financial Statements and Supplementary Data...........  23-48

   Item 9.         Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.................    49

PART III

   Item 10.        Directors and Executive Officers of the Registrant.....    49

   Item 11.        Executive Compensation.................................    49

   Item 12.        Security Ownership of Certain Beneficial
                   Owners and Management..................................    49

   Item 13.        Certain Relationships and Related Transactions.........    49



PART IV

   Item 14.        Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K................................    50

SIGNATURES      ..........................................................    51

INDEX OF EXHIBITS........................................................  52-53

                                     PART I
Item 1. Business.

General

German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. The Company's Common Stock is traded on NASDAQ's National Market System under the symbol GABC. The Company operates five affiliated community banks with 27 banking offices and 5 full-service independent insurance agencies in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer. The Company's lines of business include retail and commercial banking, mortgage banking, trust and brokerage services, title insurance, and a full range of personal and corporate property and casualty insurance products.

The Company's principal subsidiaries are described in the following table:


Names of Principal Subsidiaries           Type of Business              Location                Parent Company
-----------------------------------------------------------------------------------------------------------------------------
The German American Bank                  Commercial Bank               Jasper, IN              German American Bancorp
First American Bank                       Savings Bank                  Vincennes, IN           German American Bancorp
First State Bank, Southwest Indiana       Commercial Bank               Tell City, IN           German American Bancorp
German American Holdings Corporation      2nd Tier Holding Company      Jasper, IN              German American Bancorp
GAB Mortgage Corp.                        Inactive                      Jasper, IN              German American Bancorp
German American Reinsurance Co., Ltd.     Credit Life Insurance         Turks & Caicos Islands  German American Bancorp
Peoples National Bank                     Commercial Bank               Washington, IN          German American Holdings Corp.
Citizens State Bank                       Commercial Bank               Petersburg, IN          German American Holdings Corp.
The Doty Agency, Inc.                     Insurance Agency              Petersburg, IN          Citizens State Bank
First Title Insurance Company             Title Insurance Agency        Vincennes, IN           Citizens State Bank


The Company over the five-year period ended December 31, 2000 has experienced both internal growth and growth by acquiring other banks and insurance agencies. For a description of acquisitions see Note 18 to the Company's consolidated financial statements included in this report. Most of these acquisitions have been accounted for under the pooling-of-interests method of accounting, with the result that the financial statements for all periods prior to such acquisitions were retroactively restated.

Competition

The banking business is highly competitive. The Company's subsidiary banks compete not only with financial institutions that have offices in the same counties but also compete for deposits, loans and many other types of financial services products with financial institutions that are located throughout Southwest Indiana and adjoining areas. The Company's subsidiary banks compete with commercial banks, savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, brokerage firms, insurance companies, lease finance companies, money market funds, mortgage companies and other non-depository financial intermediaries. Many of these banks and other organizations have substantially greater resources than the Corporation.

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

Employees

At February 28, 2001 the Company and its subsidiaries employed approximately 407 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

The Company's subsidiary banks are under the supervision of and subject to examination by one or more of the Indiana Department of Financial Institutions ("DFI"), the Office of the Comptroller of Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and the Office of Thrift Supervision ("OTS"). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

With certain exceptions, the BHC Act prohibits a bank holding company from engaging in, or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be "closely related to banking." Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking-related business ventures as consumer finance; equipment leasing; credit life insurance; computer service bureau and software operations; mortgage banking; and securities brokerage.

Under the BHC Act, certain well-managed and well-capitalized bank holding companies may elect to be treated as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. These activities include underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. Banks may also engage through financial subsidiaries in certain of the activities permitted for financial holding companies, subject to certain conditions. The Company has not elected to become a financial holding company and none of its subsidiary banks have elected to form financial subsidiaries.

Indiana law, the National Bank Act, the Home Owners Loan Act, and the BHC Act restrict certain types of expansion by the Company and its bank subsidiaries. Under the Home Owners Loan Act, First American Bank may branch, subject to certain conditions, anywhere within the United States. Under the BHC Act, the Company may establish non-banking offices without geographical limitation. Under the BHC Act, the Company must receive the prior written approval of the FRB or its delegate before it may acquire ownership or control of more than 5 percent of the voting shares of another bank, and under Indiana law it may not acquire 25 percent or more of the voting shares of another bank without the prior approval of the DFI.

 In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), which substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allowed bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act allowed banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

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

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed "Well-Capitalized." Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or "core", capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 2000, the Company had a total risk-based capital ratio of 14.38%, a Tier 1 risk-based capital ratio of 13.13% (based on Tier 1 capital of $95,873,000 and total risk-weighted assets of $730,166,000), and a leverage ratio of 8.91%. The Company meets all of the requirements of the "Well
Capitalized" category and, accordingly, the Company does not expect these regulations to significantly impact operations.

The Company is a corporation separate and distinct from its bank and other subsidiaries. Most of the Company's revenues will be received by it in the form of dividends or interest paid by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on its ability to pay dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies to the effect that a bank holding company should not pay cash dividends exceeding its net income or which could only be funded in ways that would weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC, OCC, OTS and DFI possess similar enforcement powers over the respective bank subsidiaries of the Company for which they have supervision. The "prompt corrective action" provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

Forward-Looking Statements

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company's loans and other assets; simulations of changes in interest rates; litigation results; and dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate."

The Company may include forward-looking statements in filings with the Securities and Exchange Commission ("SEC"), such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in
Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations," lists some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other uncertainties that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of competition, technological changes and legal and regulatory developments; acquisitions of other businesses by the Company and integrations of such acquired businesses; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Company's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; changes in the securities markets; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

Item 2. Properties.

The Company conducts its operations from the main office building of German American Bank at 711 Main Street, in Jasper, Indiana. The main office building contains approximately 23,600 square feet of office space. The Banks and other subsidiaries conduct their operations from 33 other locations in Southwest Indiana.

Item 3. Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company's subsidiary banks, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2000 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item. Executive Officers of the Registrant.


     NAME                        AGE         TITLE AND FIVE YEAR HISTORY
     ----                        ---         ---------------------------

George W.  Astrike               (65)        Chairman   of  the  Board  for  the
                                             Company   since  January  1,  1999;
                                             Chairman   and   Chief    Executive
                                             Officer  of the  Company  from 1995
                                             through  1998;  Chairman  of German
                                             American Bank since 1995;  Chairman
                                             and  President  of German  American
                                             Bank  prior  thereto.  Director  of
                                             Citizens   State   Bank  and  First
                                             American    Bank   from   date   of
                                             acquisition   through  April  1999.
                                             Director    of   all   other   Bank
                                             subsidiaries  since  acquisition by
                                             the Company.

Mark A. Schroeder                (47)        President   and   Chief   Executive
                                             Officer   of  the   Company   since
                                             January  1,  1999;   President  and
                                             Chief  Operating   Officer  of  the
                                             Company  from  1995  through  1998;
                                             Director  of German  American  Bank
                                             since 1991. Director of each of the
                                             other       subsidiaries      since
                                             acquisition by the Company.

Clay W. Ewing                    (45)        Executive  Vice  President - Retail
                                             Banking of German American  Bancorp
                                             since May, 1999;  Director of First
                                             American  Bank  since  May,   1999;
                                             President   and   Chief   Executive
                                             Officer  of First  State  Bank from
                                             1995 until  March  2001;  presently
                                             Chairman  of  the  Board  of  First
                                             State Bank. Director of First State
                                             Bank since 1994.

Stan J. Ruhe                     (49)        Executive  Vice  President - Credit
                                             Administration of the Company since
                                             1995;  Director of  Citizens  State
                                             Bank  since  May,  1999;  Executive
                                             Vice  President of German  American
                                             Bank since 1995.

Kenneth L. Sendelweck            (46)        Secretary/Treasurer  of the Company
                                             since May, 2000;  President,  Chief
                                             Executive  Officer and  Director of
                                             German  American  Bank  since  May,
                                             1999;  Vice  President,   Assistant
                                             Treasurer of Kimball International,
                                             Inc. prior thereto.


Richard E. Trent                 (42)        Senior  Vice  President  and  Chief
                                             Financial Officer since April 1999;
                                             Vice President and Chief  Financial
                                             Officer   of  the   Company   since
                                             December,   1997;  Vice  President,
                                             Budgets & Financial Analysis of CNB
                                             Bancshares   from  January,   1997;
                                             Manager  of Finance  and  Planning,
                                             Wells Fargo Bank from August, 1996;
                                             Various      financial      officer
                                             capacities  within American General
                                             Finance,   Inc.  and   subsidiaries
                                             prior thereto.

Messrs. Schroeder, Ruhe and Astrike have been associated with the Company in various capacities since 1972, 1982, and 1983, respectively.

There are no family relationships between any of the officers of the Company. All officers are appointed annually and serve at the pleasure of the Company.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


German American Bancorp's stock is traded on NASDAQ's National Market System under the symbol GABC. The quarterly high and low closing prices for the Company's common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the table below. All per share data are retroactively restated for all stock dividends. Per share cash dividends have not been restated for mergers accounted for as poolings of interests.


                             2000                             1999
                             ----                             ----
                                        Cash                             Cash
                   High       Low     Dividend      High       Low     Dividend
                   ----       ---     --------      ----       ---     --------

Fourth Quarter    $13.27    $11.49     $0.133      $21.31    $16.43     $0.119
Third Quarter     $12.86    $11.67     $0.133      $21.31    $15.53     $0.119
Second Quarter    $15.00    $13.69     $0.133      $17.46    $15.53     $0.119
First Quarter     $17.14    $14.52     $0.124      $20.64    $16.78     $0.105
                                       ------                           ------
                                       $0.523                           $0.462
                                       ======                           ======

The Common Stock was held of record by approximately 3,276 shareholders at March 1, 2001.

Cash dividends paid to the Company's shareholders are primarily funded from dividends received by the Company from its subsidiaries. The Company presently intends to follow its historical policy as to the amount, timing and frequency of the payment of cash and stock dividends. The declaration and payment of future dividends, however, will depend upon the earnings and financial condition of the Company and its subsidiaries, general economic conditions, compliance with regulatory requirements, and other factors.


Transfer Agent:    UMB Bank, N.A.                          Regional         J.J.B. Hilliard, W.L. Lyons, Inc.
                   Securities Transfer Division            Market Makers:   Louisville, Kentucky
                   P.O. Box 410064                                          Contact: George Morrin
                   Kansas City, MO 64141-0064                               (800) 444-1854
                   Contact: Shareholder Relations
                   (800) 884-4225                                           NatCity Investments, Inc
                                                                            Indianapolis, Indiana
                                                                            Contact: Eric Wheeler
Shareholder                                                                 (800) 321-7442
Information and    Terri A. Eckerle
Corporate Office:  German American Bancorp                                  McDonald Investments, Inc.
                   P. O. Box 810                                            Evansville, Indiana
                   Jasper, Indiana  47547-0810                              Contact: Kent Gourley
                   (812) 482-1314                                           (800) 513-0844

Item 6.  Selected Financial Data.

The following selected data has been taken from the Company's consolidated financial statements. It should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.


                                              2000             1999              1998              1997            1996
                                       -------------------------------------------------------------------------------------
Summary of Operations:
Interest Income........................ $    79,319       $    72,135      $    69,188       $    66,909     $    65,549
Interest Expense.......................      45,646            37,744           36,315            35,354          35,668
                                         ----------       -----------      -----------       -----------     -----------
    Net Interest Income................      33,673            34,391           32,873            31,555          29,881
Provision for Loan Losses..............       2,231             1,749            1,344               779             428
                                         ----------       -----------      -----------       -----------     -----------
Net Interest Income after Provision
    For Loan Losses....................      31,442            32,642           31,529            30,776          29,453
Non-interest Income....................       2,543(1)          6,385            5,249             5,866          13,063(2)
Non-interest Expense...................      28,238            26,357           23,751            25,651(2)       24,101
                                         ----------       -----------      -----------       -----------     -----------
Income before Income Taxes.............       5,747            12,670           13,027            10,991          18,415
Income Tax Expense.....................         459             3,316            3,805             3,179           6,524
                                         ----------       -----------      -----------       -----------     -----------
Net Income............................. $     5,288       $     9,354      $     9,222       $     7,812     $    11,891
                                        ===========       ===========      ===========       ===========     ===========

============================================================================================================================
Year-end Balances:
Total Assets........................... $ 1,079,808       $ 1,056,641      $   952,930       $   895,485     $   844,920
Total Loans, Net of Unearned Income....     709,744(1)        741,609          639,816           559,517         542,279
Total Deposits.........................     735,570           751,428          714,779           688,692         668,360
Total Long-term Debt...................     182,370           126,902          124,381           100,296         101,885
Total Shareholders' Equity.............      97,260            93,685           97,153            89,847          84,461
============================================================================================================================
Average Balances:
Total Assets........................... $ 1,070,093       $   999,761      $   919,750       $   877,624     $   869,251
Total Loans, Net of Unearned Income....     766,533(1)        691,250          628,254           582,424         575,909
Total Deposits.........................     749,235           743,153          700,400           674,324         675,110
Total Shareholders' Equity.............      95,788            97,855           94,323            86,715          80,220
============================================================================================================================
Per Share Data (3):
Net Income............................. $      0.50       $      0.88      $      0.87       $      0.73     $      1.12
Cash Dividends(4)......................        0.52              0.46             0.41              0.33            0.27
Book Value at Year-end.................        9.28              8.81             9.13              8.45            7.95

============================================================================================================================
Other Data at Year-end:
Number of Shareholders.................       3,208             3,192            3,202             2,985           2,893
Number of Employees....................         405               416              388               351             418
Weighted Average Number of Shares (3)..  10,485,818        10,632,589       10,643,389        10,635,464      10,627,053

============================================================================================================================
Selected Performance Ratios:
Return on Assets.......................        0.49%             0.94%            1.00%             0.89%           1.37%
Return on Equity.......................        5.52%             9.56%            9.78%             9.01%          14.82%
Equity to Assets.......................        9.01%             8.87%           10.20%            10.03%          10.00%
Dividend Payout........................       98.54%            50.04%           36.09%            38.10%          21.38%
Net Charge-offs to Average Loans.......        0.27%             0.23%            0.27%             0.04%           0.14%
Allowance for Loan Losses to Loans.....        1.31%             1.23%            1.34%             1.57%           1.52%
Net Interest Margin....................        3.57%             3.87%            4.02%             3.99%           3.80%


(1)  In 2000, the Company reclassified out-of-market, subprime residential mortgage loans with a book value of $69.8 million as held for sale.  The  difference between book value and market value resulted in a $5.2  million allowance for market loss on loans held for sale.

(2)  In 1997, 1ST BANCORP incurred a $1.3 million one-time special SAIF assessment.  In 1996, 1ST BANCORP realized a gain of
     $7.3 million on the sale of branch offices.

(3)  Share and Per share data has been  retroactively  adjusted to give effect for stock dividends and splits,  and excludes the dilutive effect of stock options.

(4)  Cash dividends represent historical dividends declared per share without retroactive  restatement for poolings.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Item contains statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed in this Item 7 and those risks and uncertainties that are described in Item 1 of this report, "Business," under the caption "Forward-Looking Statements," which is incorporated herein by reference.

INTRODUCTION AND OVERVIEW

German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. The Company's Common Stock is traded on NASDAQ's National Market System under the symbol GABC. The Company operates five affiliated community banks with 27 banking offices and 5 full-service independent insurance agencies in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer. The Company's lines of business include retail and commercial banking, mortgage banking, trust and brokerage services, title insurance, and a full range of personal and corporate property and casualty insurance products.

The information in this Management's Discussion and Analysis is presented as an analysis of the major components of the Company's operations for the years 1998 through 2000 and its financial condition as of December 31, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report.

MERGERS AND ACQUISITIONS

In October 2000, the Company completed a merger with Holland Bancorp, Inc. Holland Bancorp was merged with and into the Company, with the simultaneous merger of Holland's sole bank subsidiary, The Holland National Bank, into the Company's subsidiary, The German American Bank. The Holland National Bank operated four banking offices in Dubois County, Indiana. This merger was accounted for as a pooling of interests and prior period financial information has been restated accordingly.

In May 2000, the Company acquired the Fleck Insurance Agency, Inc. of Jasper, Indiana. The Fleck Agency was merged into The Doty Agency, Inc. The Fleck Agency was a general multi-line, full-service insurance agency with one office in Jasper, Indiana. This merger was accounted for as a purchase. Accordingly, operating results of the Fleck Agency are included only after the date of merger.

In January 1999, the Company completed a merger with 1ST BANCORP of Vincennes, Indiana. 1ST BANCORP's subsidiaries included First American Bank (formerly known as First Federal Bank); First Financial Insurance Agency, Inc.; and First Title Insurance Company. 1ST BANCORP's thrift operations through First American Bank included mortgage banking activities, a heavy concentration of residential real estate mortgages in the loan portfolio, and a heavy concentration of borrowings as a long-term funding source. As such, the composition of 1ST BANCORP's loan portfolio, funding sources, allowance for loan losses, and operating results differed significantly from that of the Company in periods prior to the merger. This merger was accounted for as a pooling of interests and prior to 1999, 1ST BANCORP's financial statements were prepared on a June 30 fiscal year-end. Accordingly, the Company's calendar period financial statements for periods prior to 1999 have been restated to include 1ST BANCORP fiscal period financial results.

Also in January 1999, the Company completed a merger with The Doty Agency, Inc. of Petersburg, Indiana. Doty is a general multi-line, full-service insurance agency and has offices in Gibson, Knox and Pike counties in Indiana. This merger was accounted for as a pooling of interests. Prior years' results exclude the effect of the merger, as restatement would not have had a material impact on overall financial results.

In May 1999, the Company acquired Smith and Bell of Vincennes, Indiana. Smith and Bell was a general multi-line, full-service insurance agency with offices in Knox County, Indiana. This merger was accounted for as a purchase. Accordingly, operating results of Smith and Bell are included only after the date of merger.

                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET INCOME

Late in the fourth quarter of 2000, the Company initiated a repositioning of its balance sheet within the mortgage banking component of the Company's operations to facilitate a strengthening of the overall credit quality within the loan portfolio, to allow for a reduction of the Company's wholesale funding and to balance more evenly the level of interest rate risk between loans, deposits, and other funding vehicles. This repositioning primarily involves the transfer of the mortgage banking segment's mortgage loan portfolio to a larger bank affiliate, subject to regulatory approval. In addition, approximately $69.8 million of subprime, out-of-market mortgage loans were reclassified as held-for-sale in December 2000. The sale of these loans was completed in February 2001, and the Company no longer originates these types of loans.

The recognition of an increased provision for loan losses for these types of loans and the difference between the book value and market value of the loans transferred to held-for-sale had a significant impact on earnings. Net income for 2000 was $5,288,000 or $0.50 per share as compared to 1999 net income of $9,354,000 or $0.88 per share. Net income for 1999 was $9,354,000 or $0.88 per share compared to $9,222,000 or $0.87 per share reported for 1998. An increase in net interest income and an expansion of the Company's insurance operation were primarily responsible for the increased net income in 1999. These increases were partially offset by an increase in loan loss provision and higher personnel costs.

NET INTEREST INCOME

Net interest income is the Company's single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. Several factors contribute to the determination of net interest income and net interest margin, including the volume and mix of earning assets, interest rates, and income taxes. Many factors affecting net interest income are subject to control by management policies and actions. Factors beyond the control of management include the general level of credit demand, Federal Reserve Board monetary policy, and changes in tax laws.

Net interest income in 2000 declined $718,000 or 2% from 1999 results while 1999 net interest income increased $1,518,000 or 5% over 1998. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For 2000 the net interest margin was 3.57% compared with 3.87% for 1999 and 4.02% for 1998.

The Company's net interest margin declined in 2000 and 1999, as did net interest income in 2000. The decline in net interest margin resulted from a combination of flat loan yields and loan growth, and increased costs of wholesale funding to offset declines in core deposits. Wholesale funding represented a total of 35% of total funding sources for 2000 compared with 27% of funding sources for 1999. Further, the mortgage banking division's use of wholesale funding sources in a rising interest rate environment reduced the division's net interest margin by approximately 60 basis points in 2000 compared with 1999. Also contributing to the increased cost of funds was the general rise in interest rates during the latter half of 1999 and first half of 2000.

The Company's employment of various asset growth strategies during late 1998 and throughout 1999 also contributed to the decline in the net interest margin. These asset growth strategies consisted of affiliate banks investing proceeds from FHLB borrowings in investment securities in order to more effectively utilize capital in excess of requirements. While these strategies increased the dollar amount of net interest income, they have net interest margins ranging from 1.00% to 1.50%, and thus reduce the overall net interest margin percentage.

The increase in net interest income during 1999 was largely attributable to loan growth. While net interest income increased the net interest margin declined. The decline in net interest margin was attributable to a more competitive pricing environment for loans and deposits and an increased reliance on wholesale funding sources.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

                                                       Average Balance Sheet
                                           (Tax-equivalent basis / dollars in thousands)

                                        Twelve Months Ended                Twelve Months Ended                 Twelve Months Ended
                                         December 31, 2000                  December 31, 1999                   December 31, 1998
                                         -----------------                  -----------------                   -----------------

                                 Principal   Income/     Yield/      Principal   Income/   Yield/       Principal   Income/   Yield/
                                  Balance    Expense      Rate        Balance    Expense    Rate         Balance    Expense    Rate
                                  -------    -------      ----        -------    -------    ----         -------    -------    ----
ASSETS
Federal Funds Sold and Other
   Short-term Investments.....  $     8,843 $     496    5.61%      $   28,927  $   1,403  4.85%        $   40,230  $   2,227  5.54%

Securities:
   Taxable....................      160,653    11,195    6.97%         158,647     10,278  6.48%           142,585      8,962  6.29%
   Non-taxable................       66,345     5,230    7.88%          57,706      4,592  7.96%            51,933      4,397  8.47%
Total Loans and Leases (2)....      766,533    64,326    8.39%         691,250     57,699  8.35%           628,254     55,427  8.82%
                                ----------- ---------               ----------  ---------               ----------  ---------

TOTAL INTEREST
   EARNING ASSETS.............    1,002,374    81,247    8.11%         936,530     73,972  7.90%           863,002     71,013  8.23%
                                ----------- ---------               ----------  ---------               ----------  ---------

Other Assets..................       76,851                             72,018                              65,306

Less: Allowance for Loan Losses      (9,132)                            (8,787)                             (8,558)
                                -----------                         ----------                          ----------

TOTAL ASSETS..................  $ 1,070,093                         $  999,761                          $  919,750
                                ===========                         ==========                          ==========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest Bearing
Demand Deposits...............  $    71,996 $   1,173    1.63%      $   85,158  $   1,635  1.92%        $   73,513  $  1,375   1.87%
Savings Deposits..............      122,691     4,644    3.79%         116,365      3,593  3.09%           110,818      3,624  3.27%
Time Deposits.................      468,048    26,349    5.63%         463,482     24,475  5.28%           451,513     25,161  5.57%
FHLB Advances and
   Other Borrowings...........      213,792    13,480    6.31%         147,915      8,041  5.44%           110,942      6,155  5.55%
                                ----------- ---------               ----------  ---------               ----------  ---------

TOTAL INTEREST-BEARING
   LIABILITIES................      876,527    45,646    5.21%         812,920     37,744  4.64%           746,786     36,315  4.86%
                                ----------- ---------               ----------  ---------               ----------  ---------

Demand Deposit Accounts.......       86,500                             78,148                              64,556
Other Liabilities.............       11,278                             10,838                              14,085
                                -----------                         ----------                          ----------
TOTAL LIABILITIES.............      974,305                            901,906                             825,427
                                -----------                         ----------                          ----------

Shareholders' Equity..........       95,788                             97,855                              94,323
                                -----------                         ----------                          ----------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY.......  $ 1,070,093                         $  999,761                          $  919,750
                                ===========                         ==========                          ==========

NET INTEREST INCOME...........              $  35,601                           $  36,228                           $  34,698
                                            =========                           =========                           =========


NET INTEREST MARGIN...........                           3.57%                             3.87%                               4.02%


(1)  Effective tax rates were determined as though  interest earned on the Company's  investments in municipal bonds and loans was fully taxable.

(2)  Loans  held-for-sale and non-accruing loans have been included in average loans.  Interest income on loans includes loan fees of $952, $948, and $1,286 for 2000, 1999, and 1998, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income - Rate/Volume Analysis:
(Tax-Equivalent basis, dollars in thousands)

                                                     2000 compared to 1999                         1999 compared to 1998
                                                Increase/(Decrease) Due to (1)                  Increase/(Decrease) Due to (1)
                                           -----------------------------------------------------------------------------------------
                                             Volume             Rate            Net            Volume         Rate          Net
                                           -----------------------------------------------------------------------------------------

Interest Income:

   Federal Funds Sold and Other
       Short-term Investments.............    $(1,098)            $191         $(907)           $(572)        $(252)      $ (824)
   Taxable Securities.....................        131              786           917            1,034           282        1,316
   Nontaxable Securities .................        685             (165)          520              470          (275)         195
   Loans and Leases.......................      6,315              430         6,745            5,363        (3,091)       2,272
                                          ------------------------------------------------------------------------------------------
Total Interest Income.....................      6,033            1,242         7,275            6,295        (3,336)       2,959
                                          ------------------------------------------------------------------------------------------

Interest Expense:
   Savings and Interest-bearing Demand....       (182)             771           589              452          (223)         229
   Time Deposits..........................        243            1,631         1,874              655        (1,341)        (686)
   FHLB Advances and Other Borrowings.....      4,002            1,437         5,439            2,013          (127)       1,886
                                          ------------------------------------------------------------------------------------------
Total Interest Expense....................      4,063            3,839         7,902            3,120        (1,691)       1,429
                                          ------------------------------------------------------------------------------------------

Net Interest Income.......................     $1,970          $(2,597)        $(627)          $3,175       $(1,645)      $1,530
                                          ==========================================================================================


(1)  The change in  interest  due to both rate and volume has been  allocated  to volume  and rate  changes in  proportion  to the relationship of the absolute dollar amounts of the change in each.

See the Company's Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, AND LIQUIDITY AND INTEREST RATE RISK MANAGEMENT for further information on the Company's net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses, which totaled $2,231,000, $1,749,000 and $1,344,000 in 2000,
1999 and 1998, respectively. These provisions were made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. The increase in provision in 2000 was due to an increase in charge-off experience in the mortgage division's sub-prime, out-of-market residential mortgage loan portfolio and overall loan growth throughout the Company. The increase in 1999 resulted from loan growth and an increase in the allowance for the mortgage division's sub-prime, out-of-market residential mortgage loan portfolio. As discussed previously, the Company sold its subprime, out-of-market residential real estate portfolio in February 2001, and the Company no longer originates these types of loans.

A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which will be used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Refer also to the section entitled LENDING AND LOAN ADMINISTRATION for further discussion of the provision and allowance for loan losses.

NON-INTEREST INCOME

Non-interest income, excluding securities gains (losses) and the net gains on sales of loans and related assets and provision for losses on loans held-for-sale, increased $1,354,000 or 22% in 2000 after an increase of $1,726,000 or 39% in 1999. Increases in the Company's insurance commissions and fees and the expanded customer utilization of brokerage services resulted in the overall increase in 2000. The increase in 1999 was primarily attributable to the Company's expanded insurance operations. Including securities gains (losses) and the net gains on sales of loans and related assets and provision for losses on loans held-for-sale, non-interest income declined 60.2% in 2000 and increased 21.6% in 1999. The decline in 2000 is attributable to the provision for loan losses related to the mortgage division's sub-prime, out-of-market residential mortgage loans that were reclassified as held-for-sale in December 2000 and sold in February 2001.

                                                                                                        % Change From
                                                                                                          Prior Year
Non-interest Income (dollars in thousands)                                                                ----------
                                                              2000          1999         1998         2000        1999
                                                              ----          ----         ----         ----        ----
Trust and Investment Product Fees.......................   $ 1,373      $    836     $    834         64.2%        0.2%
Service Charges on Deposit Accounts.....................     2,139         1,934        1,778         10.6         8.8
Insurance Commissions & Fees (1)........................     2,723         1,971          714         38.2       176.1
Other Operating Income..................................     1,314         1,454        1,143         (9.6)       27.2
                                                           -------      --------     --------
    Subtotal ...........................................     7,549         6,195        4,469         21.9        38.6
Net Gains on Sales of Loans and Related Assets,
    and Provision for Losses on Loans Held for Sale.....    (4,998)          196          743          n/m(2)     (73.6)
Securities Gains (Losses), net..........................        (8)           (6)          37         33.3      (116.2)
                                                           -------      --------     --------
    TOTAL NON-INTEREST INCOME...........................   $ 2,543      $  6,385     $  5,249        (60.2)       21.6
                                                           =======      ========     ========

(1)  1998 results exclude the impact of 1999 and 2000 insurance acquisitions. See Note 18 to the Consolidated Financial
     Statements.

(2)  n/m = not meaningful

In an effort to provide customers an opportunity to fulfill all their financial needs through the Company's affiliate banks and associated financial services companies, the Company completed strategic insurance acquisitions in 1999 and 2000. As a result, the Company's insurance commissions and fees have grown significantly. Customer utilization of the Company's investment services expanded significantly during 2000 resulting in a 91% growth in brokerage service revenue. Brokerage services income totaled $1,014,000 in 2000 compared to $531,000 in 1999.

Net gains on sales of loans and related assets, and the provision for losses on loans held-for-sale are derived predominantly from the Company's mortgage banking division. These gains (losses), exclusive of the market adjustment for subprime loans reclassified in December 2000, remained relatively flat in 2000 at $222,000 compared to $196,000 in 1999. The provision for loss on the subprime loans reclassified in December 2000 totaled $5,220,000 resulting in the net loss of $4,998,000 during 2000. The gain on sale of loans and related assets declined 74% in 1999 from 1998 as a result of lower volumes in residential real estate loan production and correspondingly lower levels of loan sales caused by a rising market interest rate environment.

NON-INTEREST EXPENSE

Non-interest expense increased $1,881,000 or 7% in 2000 following an increase of $2,606,000 or 11% during 1999. The increase in 2000 resulted largely from
increased   personnel  costs,   merger  and  acquisition  related  expenses  and
collection   costs  primarily   associated  with  the  subprime,   out-of-market
residential loan portfolio. The increase in 1999 resulted from insurance acquisitions, establishment of the corporate identity program at a newly acquired affiliate bank, implementing wide-area network technology, and Year 2000 preparation.

                                                                                                        % Change From
                                                                                                          Prior Year
Non-interest Income (dollars in thousands)                                                                ----------
                                                              2000          1999         1998         2000        1999
                                                              ----          ----         ----         ----        ----
Salaries and Employee Benefits.......................     $ 15,454     $  14,308    $  12,872          8.0%       11.2%
Occupancy, Furniture and Equipment Expense...........        3,900         3,792        3,479          2.8         9.0
FDIC Premiums........................................          187           192          175         (2.6)        9.7
Data Processing Fees.................................          884           991          992        (10.8)       (0.1)
Professional Fees ...................................        1,333           912        1,052         46.2       (13.3)
Advertising and Promotion............................          870           963          737         (9.7)       30.7
Supplies.............................................          798           861          719         (7.3)       19.7
Other Operating Expenses.............................        4,812         4,338        3,725         10.9        16.5
                                                          --------     ---------    ---------
    TOTAL NON-INTEREST EXPENSE.......................     $ 28,238     $  26,357    $  23,751          7.1        11.0
                                                          ========     =========    =========

Salaries and Employee Benefits comprised approximately 55% of total non-interest expense in 2000, and 54% in 1999 and 1998, respectively. Salaries and Employee Benefits increased 8% in 2000 and 11% during 1999. In 2000, salaries increased approximately 7% due to merit increases and staff additions to build necessary infrastructure in technology and support functions. In addition, employee medical insurance benefits increased 8%. Finally, the significant increase in brokerage activity and fees resulted in increased incentive compensation in the financial services function. The increase in Salaries and Employee Benefits during 1999 was largely attributable to Company's insurance operations acquired in 1999.

Occupancy, furniture and equipment expenses increased by 3% in 2000 following a 9% increase in 1999. The increase in both 2000 and 1999 includes additional depreciation on new and recently renovated banking facilities. These facilities were completed and placed into service in the latter half of 1999 and first half of 2000. Also contributing to the increases was the continued implementation of a wide-area network and associated operating and application systems at the retail banking affiliates. These systems are expected to provide long-term benefits with regard to improved quality of customer service and control of personnel expenses, and in some cases were in preparation for the Year 2000.

Professional fees increased 46% in 2000 due in large part to merger and acquisition activities in 2000. During 1999, professional fees declined 13%. A significant portion of the costs associated with acquisitions completed in early 1999 was expensed during 1998, resulting in the lower level of professional fees in 1999.

Advertising and promotion expenses declined 10% in 2000 following an increase of 31% in 1999. Increases in 1999 were attributable to the introduction of the corporate identity program at new affiliates and to the implementation of a customer information system for all banking affiliates.

Other operating expenses increased 11% during 2000 due primarily to increased collection costs associated with subprime, out-of-market residential real estate loans in the Company's mortgage banking division. Total collection costs increased $345,000 or 119% during 2000. Other operating expenses increased 17% during 1999. The 1999 increase was attributable to telecommunication charges, collection costs associated with sub-prime residential mortgage loans, and costs related to recording the survivor benefit obligation related to the death of a director in 1999 in accordance with the directors' deferred compensation plan.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The major item affecting the difference between the Company's effective tax rate recorded on its financial statements and the federal statutory rate of 34% is interest on tax-exempt investments and loans. Other components affecting the Company's effective tax rate include affordable housing tax credit investments, state income taxes and non-deductible merger costs. The Company's effective tax rate was 8.0%, 26.2% and 29.2%, respectively, in 2000, 1999, and 1998. The lower effective tax rate in 2000 was attributable to a lower level of taxable income due primarily to the provision for losses on loans held for sale, a state tax law clarification in 2000 which allowed a portion of the Company's revenues to be apportioned outside Indiana and an increase in the level of tax-exempt investments and affordable housing credits. Note 11 to the consolidated financial statements provides additional details relative to the Company's income tax provision.


                                CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company and affiliate Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including "well-capitalized", and "critically undercapitalized", although these terms are not used to represent overall financial condition. The Company and all affiliate Banks at year-end 2000 were categorized as "well-capitalized". See Note 9 to the consolidated financial statements for actual and required capital ratios.

The Company continues to maintain a strong capital position. Shareholders' equity totaled $97.3 million and $93.7 million at December 31, 2000 and 1999, respectively. Total equity represented 9.0% and 8.9%, respectively, of year-end total assets. The $3.6 million increase in shareholder's equity was primarily attributable to an increase in market value of the Company's securities available-for-sale.

The Company paid cash dividends of $5.2 million in 2000 and $4.7 million in 1999. The increase in 2000 dividends paid includes an increase in dividends per share and an increased number of shares outstanding.

The Company implemented a stock repurchase plan during 1999, pursuant to which it repurchased 216,885 shares of stock (as restated for subsequent 5% stock dividends) for an aggregate of $4.3 million.

At December 31, 2000 the market value depreciation of securities available-for-sale improved 80.7% or $3.2 million, net of tax, from year-end 1999. This increase in market value is recorded as an increase of shareholders' equity, and was due to a decline in interest rates during latter part of 2000.


                                  USES OF FUNDS
--------------------------------------------------------------------------------

LOANS

Total loans at year-end 2000 declined by $31.8 million or 4%, primarily due to the reclassification of subprime, out-of-market residential real estate loans to held-for-sale in December 2000. Excluding this reclassification, total loans increased $37.9 million or 5% during 2000. During 1999, loans grew by $101.5 million or 16%. During 2000 and 1999 growth was achieved across all segments of the loan portfolio. During 2000, commercial and industrial loans grew 13%, agricultural and poultry loans grew by 14% and consumer loans grew by 11%. Excluding the reclassification of subprime residential real estate loans held for sale, residential real estate loans remained stable with a modest 2% decline. The Company's loan portfolio is diversified, with the heaviest concentration in residential real estate loans. Residential real estate represents 44% of the loan portfolio while commercial and industrial loans represent 27%, consumer loans 19%, and agriculture and poultry loans 10%. The Company's commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio                                                                December 31,
dollars in thousands                                2000            1999           1998           1997          1996
                                                    ----            ----           ----           ----          ----

Residential Mortgage Loans.................    $   312,199    $   388,514    $   323,045    $   275,273    $  265,720
Agricultural and Poultry...................         74,111         65,098         64,195         61,742        65,516
Commercial and Industrial Loans............        188,213        166,476        141,031        125,251       127,549
Consumer Loans.............................        135,596        121,865        112,254         98,749        85,276
                                               -----------    -----------    -----------    -----------    ----------
   Total Loans.............................        710,119        741,953        640,525        561,015       544,061
   Less: Unearned Income...................           (375)          (344)          (709)        (1,498)       (1,782)
                                               -----------    ----------     -----------    -----------    ----------
   Subtotal................................        709,744        741,609        639,816        559,517       542,279
   Less: Allowance for Loan Losses.........         (9,274)        (9,101)        (8,559)        (8,803)       (8,267)
                                               -----------    ----------     -----------    -----------    ----------
   Loans, net..............................    $   700,470    $   732,508    $   631,257    $   550,714    $  534,012
                                               ===========    ===========    ===========    ===========    ==========

Ratio of Loans to Total Loans:
Residential Mortgage Loans.................             44%            52%            50%            49%           49%
Agricultural and Poultry...................             10%             9%            10%            11%           12%
Commercial and Industrial Loans............             27%            23%            22%            22%           23%
Consumer Loans.............................             19%            16%            18%            18%           16%
                                               -----------    -----------    -----------    -----------    ----------
   Totals..................................            100%           100%           100%           100%          100%
                                               ===========    ===========    ===========    ===========    ==========

The Company's policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southwestern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company's primary market, are granted on a selective basis, and are generally further limited to loans guaranteed by either the Small Business Administration (SBA) or the Farm Service Agency (FSA).

With the acquisition of 1ST BANCORP, and its thrift subsidiary First Federal Bank in January 1999, the Company acquired a mortgage banking operation and a loan portfolio heavily concentrated in residential real estate loans. First Federal concentrated primarily on residential real estate lending, but at the same time offered consumer and commercial loans in its local market. Residential real estate loans were originated by its retail office in its primary market areas, as well as outside its designated lending areas through loan production offices and a network of correspondent lenders. The Company discontinued new sub-prime, out-of-market residential real estate lending in 1999, and the portfolio of these loans was sold in February 2001.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2000 which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

                                                    Within      One to Five      After
                                                   One Year        Years       Five Years       Total
                                                   --------        -----       ----------       -----
Commercial, Agricultural and Poultry.............  $147,473       $93,894       $20,957       $262,324

                                                     Interest Sensitivity
                                                     --------------------
                                                  Fixed Rate    Variable Rate
Loans maturing after one year....................   $62,171       $52,680

INVESTMENTS

The investment portfolio is a principal source for funding the Company's loan growth and other liquidity needs. The Company's securities portfolio consists of money market securities, uncollateralized U.S. Treasury and federal agency securities, municipal obligations of state and political subdivisions, asset-/mortgage-backed securities issued by U.S. government agencies and other intermediaries, and corporate investments. Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments. The composition of the year-end balances in the investment portfolio is presented in Note 2 to the Consolidated Financial Statements and in the table below:

Investment Portfolio, at Amortized Cost                                           December 31,
dollars in thousands                                      2000      %            1999       %          1998     %
                                                          ----      -            ----       -          ----     -

Federal Funds Sold and Short-term Investments....   $    2,955     1.4%     $   11,266     4.7%     $ 39,075   16.1%
U.S. Treasury and Agency Securities..............       96,315    44.2          97,253    40.8        90,110   37.3
Obligations of State and Political Subdivisions..       54,150    24.9          57,190    24.0        58,271   24.1
Asset- and Mortgage-backed Securities............       52,365    24.0          62,417    26.2        54,378   22.5
Other Securities.................................       12,077     5.5          10,368     4.3           ---    ---
                                                    ----------   -----      ----------   -----      --------  -----
    Total Securities Portfolio...................   $  217,862   100.0%     $  238,494   100.0%     $241,834  100.0%
                                                    ==========   =====      ==========   =====      ========  =====

In 2000 and 1999 the investment portfolio mix was relatively balanced and remained stable in composition. During 2000, the decline in asset- and mortgage-backed securities resulted from contractual repayments of the underlying collateral. The increase in other securities was primarily in tax-advantaged equity securities. During 1999, the increase in agencies, mortgage-backed and other securities was the result of match-funded asset growth strategies funded by FHLB advances. The overall decrease in investments was used to fund loan growth in both 2000 and 1999.

Investment Securities, at Carrying Value
dollars in thousands
                                                                                          December 31,
Securities Held-to-Maturity:                                             2000                 1999                   1998
                                                                         ----                 ----                   ----
U.S. Treasury and other U.S.
     Government Agencies and Corporations....................     $       ---           $     1,048           $    21,908
State and Political Subdivisions.............................          28,093                30,593                29,168
Asset- / Mortgage-backed Securities..........................             361                   903                 1,497
                                                                  -----------           -----------           -----------
     Subtotal of Securities Held-to-Maturity.................          28,454                32,544                52,573
                                                                  -----------           -----------           -----------
Securities Available-for-Sale:
U.S. Treasury and other U.S.
     Government Agencies and Corporations....................     $    95,102           $    92,326           $    68,386
State and Political Subdivisions.............................          26,669                26,487                30,455
Asset-/ Mortgage-backed Securities...........................          51,336                58,967                52,686
Equity Securities............................................          12,081                10,368                   ---
                                                                  -----------           -----------           -----------
     Subtotal of Securities Available-for-Sale...............         185,188               188,148               151,527
                                                                  -----------           -----------           -----------
         Total Securities....................................     $   213,642           $   220,692           $   204,100
                                                                  ===========           ===========           ===========

The Company's $185 million available-for-sale portion of the investment portfolio provides an additional funding source for the Company's liquidity needs and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not be interpreted as an indication that management anticipates such sales.

In conjunction with the adoption of FAS 133 on January 1, 2001, the Company reclassified investment securities from the held-to-maturity portfolio to the available-for-sale portfolio. The reclassified securities had a carrying value of $6.2 million and a market value of $6.4 million with a net positive effect on equity of $108,000 at the time of transfer.


                                SOURCES OF FUNDS
--------------------------------------------------------------------------------

The Company's primary source of funding is its base of core customer deposits. Core deposits consist of demand deposits, savings, interest-bearing checking, money market accounts, and certificates of deposit of less than $100,000. Other sources of funds are certificates of deposit of $100,000 or more, brokered deposits, overnight borrowings from other financial institutions and securities sold under agreement to repurchase. The membership of the Company's affiliate banks in the Federal Home Loan Bank System (FHLB) provides a significant additional source for both long and short-term collateralized borrowings. The following pages contain a discussion of changes in these areas.

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances                                                         % Change From
dollars in thousands                                                                         Prior Year
                                               2000             1999          1998         2000     1999
                                               ----             ----          ----         ----     ----
Demand Deposits
    Non-interest Bearing...............   $   86,500     $    78,148     $   64,556        10.7%    21.1%
    Interest Bearing...................       71,996          85,158         73,513        15.5)    15.8
Savings Deposits.......................       51,073          52,361         59,750        (2.5)   (12.4)
Money Market Accounts..................       71,618          64,004         51,068        11.9     25.3
Other Time Deposits....................      349,675         375,421        374,022        (6.9)     0.4
                                          ----------     -----------     ----------
    Total Core Deposits................      630,862         655,092        622,909        (3.7)     5.2
Certificates of Deposits of $100,000 or
    more and Brokered Deposits.........      118,373          88,061         77,491        34.4     13.6
FHLB Advances and
    Other Borrowings...................      213,792         147,915        110,942        44.5     33.3
                                          ----------     -----------     ----------
    Total Funding Sources..............   $  963,027     $   891,068     $  811,342         8.1%     9.8%
                                          ==========     ===========     ==========

Maturities of time certificates of deposit of $100,000 or more are summarized as follows:

                                           3 Months     3 thru       6 thru         Over
                                           Or Less     6 Months     12 Months     12 Months    Total
                                          ------------------------------------------------------------
December 31, 2000......................   $61,052       11,751       17,429        11,741     $101,973

CORE DEPOSITS

The Company's level of average core deposits declined 4% in 2000 after growth of 5% in 1999. The Company's ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products.

Demand, savings and money market deposits have provided a relatively stable source of funding for the company, despite fluctuations in the various categories. Demand, savings and money market deposits totaled $281.2 million or 45% of core deposits in 2000 compared with $279.7 million or 43% in 1999 and $248.9 million or 40% in 1998.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits declined 7% in 2000 and comprised 55% of average core deposits. Other time deposits remained stable in 1999 and 1998 comprising 57% and 60% of average core deposits, respectively.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company's most significant source of other funding. Average borrowed funds increased $65.9 million or 45% during 2000 and $37.0 million or 33% in 1999. The additional reliance on borrowed funds in 2000 and 1999 was to fund loan growth and supplement core deposits from the Company's primary market areas. In 1999, $20 million of the increase in borrowed funds was used in match-funded asset growth strategies in the investment portfolio.

Certificates  of deposits  in  denominations  of  $100,000 or more and  brokered deposits are an additional source of other funding. Large denomination certificates and brokered deposits increased 34% in 2000 and 14% in 1999. In addition to borrowed funds, these certificates served to fund loan growth and supplement core deposits. Large certificates and brokered deposits comprised 12% and 10% of total funding sources in 2000 and 1999.

The Company also utilizes short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within 30 days, and secured overnight variable rate borrowings from the FHLB. These borrowings represent an important source of short-term liquidity for the Company.

Long-term debt is in the form of FHLB advances, which are secured by the pledge of certain investment securities and residential mortgage loans. These advances were used to fund loan growth in both 2000 and 1999 and to fund asset growth strategies in the investment portfolio in 1999. See Note 8 to the Consolidated Financial Statements for further information.

                                 RISK MANAGEMENT
--------------------------------------------------------------------------------

The Company is exposed to various types of business risk on an on-going basis. These risks include credit risk, liquidity risk and interest rate risk. Various procedures are employed at the Company's affiliate banks to monitor and mitigate risk in their loan and investment portfolios, as well as risks associated with changes in interest rates. Following is a discussion of the Company's philosophies and procedures to address these risks.

LENDING AND LOAN ADMINISTRATION

Primary responsibility and accountability for day-to-day lending activities rests with the Company's affiliate banks. Loan personnel at each bank have the authority to extend credit under guidelines approved by the bank's board of directors. Executive and board loan committees active at each bank serve as vehicles for communication and for the pooling of knowledge, judgment and experience of its members. These committees provide valuable input to lending personnel, act as an approval body, and monitor the overall quality of the banks' loan portfolios. The Corporate Loan Committee, comprised of members of the Company's executive officers and board of directors, strive to ensure a consistent application of the Company's lending policies. The Company also maintains a comprehensive risk-weighting and loan review program for its affiliate banks, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

The Company maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. The allowance is increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the required level of allowance for loan losses using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance for loan losses is comprised of: (a) specific reserves on individual credits; (b) allocated reserves for certain loan categories and industries, large and out-of-market loans, and overall historical loss experience; and (c) unallocated reserves based on trends in the type and volume of the loan portfolios, current economic conditions, and other factors. Specific reserves are provided for credits when: (a) the customer's cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectibility of the loan is in question, or the loan characteristics require special monitoring.

Allowance for Loan Losses
dollars in thousands                                                               Year Ended December 31,
                                                                2000          1999          1998          1997          1996
                                                                ----          ----          ----          ----          ----
Balance of allowance for possible
   losses at beginning of period.......................... $   9,101     $   8,559     $   8,803      $  8,267      $  8,670
Allowance of Acquired subsidiaries & Adjustments
   to Conform Fiscal Years................................       ---           356            80           ---           ---
Loans charged-off:
Residential Mortgage Loans................................     1,188           815           627           122            67
Agricultural and Poultry Loans ...........................       134           222           ---           ---           286
Commercial and Industrial Loans...........................       347           192           348           407           486
Consumer Loans............................................       748           823         1,080           545           331
                                                           ---------     ---------     ---------      --------      --------
   Total Loans charged-off................................     2,417         2,052         2,055         1,074         1,170

Recoveries of previously charged-off Loans:
Residential Mortgage Loans................................        14           100            76             1            27
Agricultural and Poultry Loans............................        29           135            19            66           125
Commercial and Industrial Loans...........................       120            42            77           668           128
Consumer Loans............................................       196           212           215            96            59
                                                           ---------     ---------     ---------      --------      --------
   Total Recoveries.......................................       359           489           387           831           339
                                                           ---------     ---------     ---------      --------      ---------

Net Loans recovered  / (charged-off)......................    (2,058)       (1,563)       (1,668)         (243)         (831)
Additions to allowance charged to expense.................     2,231         1,749         1,344           779           428
                                                           ---------     ---------     ---------      --------      --------
Balance at end of period.................................. $   9,274     $   9,101     $   8,559      $  8,803      $  8,267
                                                           =========     =========     =========      ========      ========

Net Charge-offs to Average Loans Outstanding..............      0.27%         0.23%         0.27%         0.04%         0.14%
Provision for Loan Losses to Average Loans Outstanding....      0.29%         0.25%         0.21%         0.13%         0.07%
Allowance for Loan Losses to Total Loans at Year-end......      1.31%         1.23%         1.34%         1.57%         1.52%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Residential Mortgage Loans................................ $   2,106     $   2,048     $   1,315      $  1,044      $    773
Agricultural and Poultry..................................       777           620           910         1,010         1,329
Commercial and Industrial Loans...........................     4,618         3,987         2,905         3,109         3,026
Consumer Loans............................................       348           915         1,047         1,083           844
Unallocated...............................................     1,425         1,531         2,382         2,557         2,295
                                                           ---------     ---------     ---------      --------      --------
Total Loans............................................... $   9,274     $   9,101     $   8,559      $  8,803      $  8,267
                                                           =========     =========     =========      ========      ========


The upward trend in net charge-offs is primarily related to sub-prime out-of-market residential real estate loans at the Company's mortgage banking division. The Company discontinued new sub-prime out-of-market residential real estate lending during 1999, and the portfolio of these loans was sold, as discussed previously. Refer also to the section entitled PROVISION FOR LOAN LOSSES in the discussion regarding the RESULTS OF OPERATIONS.

NONPERFORMING ASSETS

Non-performing assets consist of: (a) non-accrual loans; (b) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower;
(c) loans past due ninety (90) days or more as to principal  or  interest;  and,
(d) other real estate owned. Loans are placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more or when the borrower's ability to repay becomes doubtful. Uncollected interest accrued in the current year is reversed against income at the time a loan is placed on non-accrual. Loans are charged-off at 120 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following table presents an analysis of the Company's non-performing assets. The unfavorable trend in nonaccrual loans is primarily attributable to sub-prime, out-of-market residential real estate loans. The repositioning of the balance sheet regarding these types of loans during the fourth quarter of 2000 and subsequent sale of approximately $69 million in principal balance of loans during the first quarter of 2001 is expected to mitigate the upward trend in non-accrual loans. (This is a forward-looking statement; see the cautions regarding "Forward-Looking Statements" included in Item 1 of this Report for factors that could affect adversely the future levels of non-performing assets, including non-accrual loans, which cautionary statement is herein incorporated by reference). Approximately $1.1 million of the total other real estate owned at year-end 2000 was attributable to properties acquired in satisfaction of sub-prime, out-of-market residential real estate loans. Approximately $900,000 of the increase in other real estate owned in 1999 was related to one commercial property.


Non-performing Assets                                                                    December 31,
dollars in thousands                                    2000            1999           1998           1997         1996
                                                        ----            ----           ----           ----         ----

Nonaccrual Loans..................................  $  8,014        $  7,237       $  5,411       $  3,568     $  3,065
Past Due Loans....................................     1,513           1,603          1,531          3,360        1,635
Restructured Loans................................       ---             ---            ---            ---          ---
                                                    --------        --------       --------       --------     --------
    Total Nonperforming Loans.....................     9,527           8,840          6,942          6,928        4,700
Other Real Estate.................................     1,579           2,434          1,156            785          706
                                                    --------        --------       --------       --------     --------
    Total Nonperforming Assets....................  $ 11,106        $ 11,274       $  8,098       $  7,713     $  5,406

Non-performing Loans to Total Loans...............      1.34%           1.19%          1.08%          1.23%        0.86%
Allowance for Loan Losses to Nonperforming Loans..     97.34%         102.95%        123.29%        127.06%      175.89%

Interest income recognized on nonperforming loans for 2000 was $517,000. The gross interest income that would have been recognized in 2000 on nonperforming loans if the loans had been current in accordance with their original terms is $916,000. Loans are placed on nonaccrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

Accounting standards require recognition of loan impairment if a loan's full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. The total dollar amount of impaired loans at December 31, 2000 was $4,806,000. For additional detail on impaired loans, see Note 3 of the consolidated financial statements.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the Company's ability to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations explained in Note 9 to the consolidated financial statements, included in Item 8 of this report. The affiliate banks' source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank.

Interest rate risk is the exposure of the Company's financial condition to adverse changes in market interest rates. In an effort to estimate the impact of sustained interest rate movements to the Company's earnings, the Company monitors interest rate risk through computer-assisted simulation modeling of its net interest income. The Company's simulation modeling monitors the potential impact to net interest income under various interest rate scenarios. The Company's objective is to actively manage its asset/liability position within a one-year interval and to limit the risk in any of the interest rate scenarios to a reasonable level of tax-equivalent net interest income within that interval. Funds Management Committees at the holding company and each affiliate bank monitor compliance within established guidelines of the Funds Management Policy. See the following section for further discussion regarding interest rate risk.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks which impact the Company's operations are liquidity risk and interest rate risk, as discussed above.

As discussed previously, the Company monitors interest rate risk by the use of computer simulation modeling to estimate the potential impact on its net interest income under various interest rate scenarios. Another method by which the Company's interest rate risk position can be estimated is by computing estimated changes in its net portfolio value ("NPV"). This method estimates interest rate risk exposure from movements in interest rates by using interest rate sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities. NPV represents the market value of portfolio equity and is equal to the estimated market value of assets minus the estimated market value of liabilities. Computations are based on a number of assumptions, including the relative levels of market interest rates and prepayments in mortgage loans and certain types of investments. These computations do not contemplate any actions management may undertake in response to changes in interest rates, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the method of computing NPV. Should interest rates remain or decrease below current levels, the proportion of adjustable rate loans could decrease in future periods due to refinancing activity. In the event of an interest rate change, prepayment levels would likely be different from those assumed in the table. Lastly, the ability of many borrowers to repay their adjustable rate debt may decline during a rising interest rate environment.

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2000 the Company's estimated NPV might be expected to decrease in the event of an increase in prevailing interest rates, and might be expected to increase in the event of a decrease in prevailing interest rates (dollars in thousands).

                Interest Rate Sensitivity as of December 31, 2000

                                                      Net Portfolio Value
                           Net Portfolio            as a % of Present Value
                               Value                       of Assets
                               -----                       ---------
    Changes
   in Rates           $ Amount     % Change       NPV Ratio        Change
   --------           --------     --------       ---------        ------
     +2%..............$ 63,512     (29.1)%          6.15%        (219) b.p.
     +1%..............  77,666     (13.3)           7.37          (97) b.p.
     Base.............  89,530       ---            8.34            ---
     -1%..............  98,983      10.6            9.06           72 b.p.
     -2%.............. 102,910      14.9            9.30           96 b.p.

The above discussion, and the portions of "MANAGEMENT'S DISCUSSION AND ANALYSIS" that are referenced in the above discussion contains statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in "MANAGEMENT'S DISCUSSION AND ANALYSIS" in Item 7 of this report, and those that are described in Item 1 of this report, "Business," under the caption "Forward-Looking Statements," which discussions are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

--------------------------------------------------------------------------------
       Independent Auditors' Report
       Dollars in thousands
--------------------------------------------------------------------------------


Board of Directors and Shareholders
German American Bancorp
Jasper, Indiana


    We have audited the accompanying consolidated balance sheets of German American Bancorp as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    The consolidated balance sheet as of December 31, 1999 and related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 have been restated to reflect the Holland Bancorp and 1ST BANCORP poolings of interests, as described in Note 18. We did not audit the separate 1999 and 1998 financial statements of Holland Bancorp or the separate 1998 financial statements of 1ST BANCORP as reflected in the poolings of interests, which statements reflect (in thousands) total assets of $64,006 and total liabilities of $57,808 for 1999, and net income of $532 and $2,563 for 1999 and 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Holland Bancorp for 1999 and 1998, and for 1ST BANCORP for 1998, is based solely on the reports of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.


Indianapolis, Indiana                     /s/ Crowe, Chizek and Company LLP
February 9, 2001                          Crowe, Chizek and Company LLP


--------------------------------------------------------------------------------------------------------------
                                          Consolidated Balance Sheets
                                  Dollars in thousands, except per share data
--------------------------------------------------------------------------------------------------------------

                                                                                             December 31,

                                                                                       2000               1999
                                                                                       ----               ----
ASSETS
Cash and Due from Banks......................................................   $    26,987        $    25,764
Federal Funds Sold and Other Short-term Investments..........................         1,460              3,814
                                                                                -----------        -----------
    Cash and Cash Equivalents................................................        28,447             29,578

Interest-bearing Time Deposits with Banks....................................         1,495              7,452
Securities Available-for-Sale, at Market.....................................       185,188            188,148
Securities Held-to-Maturity, at Cost.........................................        28,454             32,544

Loans Held for Sale..........................................................        71,372              2,845

Loans  ......................................................................       710,119            741,953
Less:   Unearned Income......................................................          (375)              (344)
    Allowance for Loan Losses................................................        (9,274)            (9,101)
                                                                                -----------        -----------
Loans, Net...................................................................       700,470            732,508
Stock in FHLB of Indianapolis and Other Restricted Stock, at cost............        12,596              9,939
Premises, Furniture and Equipment, Net.......................................        21,065             21,034
Other Real Estate............................................................         1,579              2,434
Intangible Assets............................................................         2,147              2,161
Accrued Interest Receivable and Other Assets.................................        26,995             27,998
                                                                                -----------        -----------
        TOTAL ASSETS.........................................................   $ 1,079,808        $ 1,056,641
                                                                                ===========        ===========
LIABILITIES
Non-interest-bearing Deposits................................................   $    89,146        $    79,159
Interest-bearing Deposits....................................................       646,424            672,269
                                                                                -----------        -----------

    Total Deposits...........................................................       735,570            751,428

FHLB Advances and Other Borrowings...........................................       235,230            200,017
Accrued Interest Payable and Other Liabilities...............................        11,748             11,511
                                                                                -----------        -----------

        TOTAL LIABILITIES....................................................       982,548            962,956

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized....        10,495              9,968
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued..           ---                ---
Additional Paid-in Capital...................................................        63,175             57,076
Retained Earnings............................................................        24,353             30,588
Accumulated Other Comprehensive Income (Loss)................................          (763)            (3,947)
                                                                                -----------        -----------
        TOTAL SHAREHOLDERS' EQUITY...........................................        97,260             93,685
                                                                                -----------        -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................   $ 1,079,808        $ 1,056,641
                                                                                ===========        ===========
End of period shares issued and outstanding..................................   $10,494,708        $ 9,968,121


                          See accompanying notes to consolidated financial statements.


---------------------------------------------------------------------------------------------------------------
                                        Consolidated Statements of Income
                                   Dollars in thousands, except per share data
---------------------------------------------------------------------------------------------------------------

                                                                                 Years ended December 31,

                                                                             2000             1999         1998
                                                                             ----             ----         ----
INTEREST INCOME
Interest and Fees on Loans............................................   $ 64,176        $  57,423     $ 55,097
Interest on Federal Funds Sold and other Short-term Investments.......        496            1,403        2,227
Interest and Dividends on Securities:
    Taxable...........................................................     11,195           10,278        8,962
    Non-taxable.......................................................      3,452            3,031        2,902
                                                                         --------        ---------     --------

       TOTAL INTEREST INCOME..........................................     79,319           72,135       69,188

INTEREST EXPENSE
Interest on Deposits..................................................     32,166           29,703       30,160
Interest on FHLB Advances and Other Borrowings........................     13,480            8,041        6,155
                                                                         --------        ---------     --------

    TOTAL INTEREST EXPENSE............................................     45,646           37,744       36,315
                                                                         --------        ---------     --------

NET INTEREST INCOME...................................................     33,673           34,391       32,873
Provision for Loan Losses.............................................      2,231            1,749        1,344
                                                                         --------        ---------     --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...................     31,442           32,642       31,529

NON-INTEREST INCOME
Trust and Investment Product Fees.....................................      1,373              836          834
Service Charges on Deposit Accounts...................................      2,139            1,934        1,778
Insurance Commissions & Fees..........................................      2,723            1,971          714
Other Operating Income................................................      1,314            1,454        1,143
Net Gains on Sales of Loans and Related Assets, and Provision for
    Losses on Loans Held for Sale.....................................     (4,998)             196          743
Net Gain / (Loss) on Sales of Securities..............................         (8)              (6)          37
                                                                         --------        ---------     --------

    TOTAL NON-INTEREST INCOME.........................................      2,543            6,385        5,249
                                                                         --------        ---------     --------

NON-INTEREST EXPENSE
Salaries and Employee Benefits........................................     15,454           14,308       12,872
Occupancy Expense.....................................................      1,854            1,853        1,805
Furniture and Equipment Expense.......................................      2,046            1,939        1,674
Data Processing Fees..................................................        884              991          992
Professional Fees.....................................................      1,333              912        1,052
Advertising and Promotion.............................................        870              963          737
Supplies..............................................................        798              861          719
Other Operating Expenses..............................................      4,999            4,530        3,900
                                                                         --------        ---------     --------

    TOTAL NON-INTEREST EXPENSE........................................     28,238           26,357       23,751
                                                                         --------        ---------     --------

Income before Income Taxes............................................      5,747           12,670       13,027
Income Tax Expense....................................................        459            3,316        3,805
                                                                         --------        ---------     --------

NET INCOME............................................................   $  5,288        $   9,354     $  9,222
                                                                         ========        =========     ========

Earnings per Share and Diluted Earnings per Share.....................   $    .50        $    0.88     $   0.87



                          See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
                                 Consolidated Statements of Changes in Shareholders' Equity
                                         Dollars in thousands, except per share data
------------------------------------------------------------------------------------------------------------------------------

                                                                      Common
                                                                      Stock/                       Accumulated
                                                                    Additional                        Other          Total
                                                                      Paid-in       Retained      Comprehensive  Shareholders'
                                                                      Capital       Earnings         Income         Equity
                                                                   -----------------------------------------------------------

Balances, January 1, 1998
   (as previously reported for German American Bancorp).........   $  47,707       $  36,047       $   658      $  84,412
Retroactive Restatement for
   Pooling of  Interests (947,762 shares in 2000)...............       2,370           3,065           ---          5,435
                                                                   ------------------------------------------------------

Balances, January 1, 1998 as restated...........................      50,077          39,112           658         89,847

Comprehensive Income:
   Net Income...................................................                       9,222                        9,222
   Change in Unrealized Gain / (Loss)
     on Securities Available-for-Sale...........................                                       153            153
                                                                                                                ---------
       Total Comprehensive Income...............................                                                    9,375
Cash Dividends ($.31 per Share, as restated
  for pooling of interests)                                                           (3,328)                      (3,328)
Issuance of Common Stock for:
   Dividend Reinvestment Plan (2,233 shares)....................          36                                           36
   Exercise of Stock Options (7,459 shares, net)................          85                                           85
   Employee Stock Purchase Plan (6,481 shares)..................          75                                           75
   5% Stock Dividend (410,363 shares)...........................       8,146          (8,146)                          --
   Stock Splits (1,258,730 shares)..............................       2,146          (2,146)                          --
   Acquisition (67,203 shares)..................................         818             652                        1,470
Purchase and Retirement of Common Stock (20,504 shares).........        (322)            (42)                        (364)
Purchase of Interest in Fractional Shares.......................                         (43)                         (43)
                                                                   --------------------------------------------------------
Balances, December 31, 1998 as restated.........................      61,061          35,281           811         97,153

Comprehensive Income:
   Net Income...................................................                       9,354                        9,354
   Change in Unrealized Gain / (Loss)
     on Securities Available-for-Sale...........................                                    (4,785)        (4,785)
                                                                                                                ---------
       Total Comprehensive Income...............................                                                    4,569
Cash Dividends ($.44 per Share, as restated
  for pooling of interests)                                                           (4,681)                      (4,681)
Issuance of Common Stock for:
   Exercise of Stock Options (2,470 shares, net)................          28                                           28
   Director Stock Awards (17,177 shares)........................         308                                          308
   5% Stock Dividend (431,942 shares)...........................       9,179          (9,179)                         ---
   Acquisitions (70,000 shares).................................         173              96                          269
Purchase and Retirement of Common Stock (196,722 shares)........      (4,277)            (28)                      (4,305)
Purchase of Interest in Fractional Shares.......................                         (35)                         (35)
Adjustment to Conform Year-ends.................................         572            (220)           27            379
                                                                   ------------------------------------------------------
Balances, December 31, 1999 as restated.........................      67,044          30,588        (3,947)        93,685

Comprehensive Income:
   Net Income...................................................                       5,288                        5,288
   Change in Unrealized Gain / (Loss)
     on Securities Available-for-Sale...........................                                     3,184          3,184
                                                                                                                ---------
     Total Comprehensive Income.................................                                                    8,472
Cash Dividends ($.50 per Share, as restated
  for pooling of interests)                                                           (5,211)                      (5,211)
Issuance of Common Stock for:
   Exercise of Stock Options (8,750 shares).....................          78                                           78
   Director Stock Awards (19,484 shares)........................         296                                          296
   5% Stock Dividend (498,353 shares)...........................       6,292          (6,292)                         ---
Employee Stock Purchase Plan....................................         (40)                                         (40)
Purchase of Interest in Fractional Shares.......................                         (20)                         (20)
                                                                   --------------------------------------------------------
Balances, December 31, 2000.....................................   $  73,670       $  24,353       $  (763)     $  97,260
                                                                   ========================================================

                                See accompanying notes to consolidated financial statements.


---------------------------------------------------------------------------------------------------------------------
                                         Consolidated Statements of Cash Flows
                                                 Dollars in thousands
---------------------------------------------------------------------------------------------------------------------

                                                                                        Years Ended December 31,

                                                                                2000              1999           1998
                                                                                ----              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income...............................................................   $  5,288         $   9,354      $   9,222
Adjustments to Reconcile Net Income to Net Cash from
  Operating Activities:
    Depreciation and Amortization........................................      2,291             2,537          2,013
    Amortization of Mortgage Servicing Rights ...........................        180               241            242
    Net Change in Loans Held for Sale....................................     (3,773)            6,843         25,320
    Loss in Investment in Limited Partnership............................        203               108            113
    Provision for Loan Losses............................................      2,231             1,749          1,344
    Loss (Gain) on Sale of Securities, net...............................          8                 6            (37)
    Loss (Gain) on Sales of Loans and Related Assets, and Provision
        for Losses On Loans Held for Sale................................      4,998              (196)          (743)
    Change in Assets and Liabilities:
       Interest Receivable and Other Assets..............................     (1,557)           (5,936)        (2,577)
Interest Payable and Other Liabilities...................................        237             1,103         (1,665)
                                                                            --------         ---------      ---------
          Total Adjustments..............................................      4,818             6,455         24,010
                                                                            --------         ---------      ---------
            Net Cash from Operating Activities                                10,106            15,809         33,232

CASH FLOWS FROM INVESTING ACTIVITIES
    Change in Interest-bearing Balances with Banks.......................      5,957              (970)         1,554
    Proceeds from Maturities of Securities Available-for-Sale............     12,201            35,779        110,959
    Proceeds from Sales of Securities Available-for-Sale.................        742               953         50,390
    Purchase of Securities Available-for-Sale............................     (4,717)          (83,512)      (178,739)
    Proceeds from Maturities of Securities Held-to-Maturity..............      4,087             7,417         18,331
    Proceeds from Sales of Securities Held-to-Maturity...................        ---               ---            362
    Purchase of Securities Held-to-Maturity..............................     (2,657)           (5,024)        (9,304)
    Purchase of Loans....................................................     (1,472)           (9,884)        (5,998)
    Proceeds from Sales of Loans.........................................        500             5,875            463
    Loans Made to Customers, net of Payments Received....................    (41,887)          (92,514)       (66,571)
    Proceeds from Sales of Mortgage Servicing Rights.....................        528               ---            ---
    Proceeds from Sales of Other Real Estate.............................      3,320             1,604            310
    Property and Equipment Expenditures..................................     (1,980)           (4,122)        (2,751)
    Acquire Affiliates and Adjust to Conform Fiscal Years................       (317)              (22)         2,934
                                                                            --------         ----------     ---------
          Net Cash from Investing Activities.............................    (25,695)         (144,420)       (78,060)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Deposits...................................................    (15,858)           29,516         11,890
    Change in Short-term Borrowings......................................    (20,255)           66,087          1,480
    Advances in Long-term Debt...........................................    132,850            99,000         90,996
    Repayments of Long-term Debt.........................................    (77,382)          (79,834)       (66,911)
    Issuance of Common Stock.............................................        334               348            196
    Purchase / Retire Common Stock.......................................        ---            (4,316)          (364)
    Dividends Paid.......................................................     (5,211)           (4,682)        (3,328)
    Purchase of Interests in Fractional Shares...........................        (20)              (35)           (43)
                                                                            --------         ---------      ---------
          Net Cash from Financing Activities.............................     14,458           106,084         33,916
                                                                            --------         ---------      ---------

Net Change in Cash and Cash Equivalents..................................     (1,131)          (22,527)       (10,912)
    Cash and Cash Equivalents at Beginning of Year.......................     29,578            52,105         63,017
                                                                            --------         ---------      ---------
    Cash and Cash Equivalents at End of Year                                  28,447         $  29,578      $  52,105
                                                                            ========         =========      =========

Cash Paid During the Year for:
    Interest.............................................................   $ 44,957         $  40,761      $  36,083
    Income Taxes.........................................................      3,233             3,899          4,164


                           See  accompanying  notes  to  consolidated  financial statements.

--------------------------------------------------------------------------------
       Notes to the Consolidated Financial Statements
       Dollars in thousands
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
German  American  Bancorp  operates  primarily  in  the  banking  industry.  The accounting and reporting policies of German American Bancorp and its subsidiaries conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates susceptible to change in the near term include the allowance for loan losses, impaired loans, and the fair value of financial instruments.

The Company  acquired  1ST BANCORP in 1999 in a pooling of  interests  (see Note
18). Prior to 1999, 1ST BANCORP's financial statements were prepared on a June 30 fiscal year-end. The Company's calendar period financial statements for periods prior to 1999 have been restated to include 1ST BANCORP fiscal period financial statements (i.e. the Company's previously reported December 31, 1998 balances were combined with 1ST BANCORP June 30, 1998 balances). 1ST BANCORP is combined with the Company on a calendar basis for all 1999 periods. As a result of 1ST BANCORP's prior fiscal reporting, the 1999 statement of cash flows, statement of changes in shareholder's equity, and certain notes include an "adjustment to conform fiscal years" to adjust from fiscal to calendar period reporting.

Securities
Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. These include securities that management may use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar reasons. Securities held as available-for-sale are reported at market value with unrealized gains or losses included as a separate component of equity, net of tax.

Securities classified as held-to-maturity are securities that the Company has both the ability and positive intent to hold to maturity. Securities held-to-maturity are carried at amortized cost. Premium amortization is deducted from, and discount accretion is added to, interest income using the level yield method. The cost of securities sold is computed on the identified securities method. Restricted stock, such as stock in the Federal Home Loan Bank (FHLB), is carried at cost.

Loans
Interest is accrued over the term of the loans based on the principal balance outstanding. Loans are placed on nonaccrual status when scheduled principal or interest payments are past due 90 days or more, unless the loan is well secured and in the process of collection. The Company defers loan fees and certain direct loan origination costs. Deferred amounts are reported in the balance sheet as part of loans and are recognized into interest income over the term of the loan based on the level yield method.

The carrying values of impaired loans (as explained below in "Allowance for Loan Losses") are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as increases or decreases to bad debt expense.

Loans held for sale are carried at the lower of cost or fair value, in aggregate.

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial, agricultural and poultry loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on nonaccrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Premises, Furniture, and Equipment
Premises, Furniture and Equipment are stated at cost less accumulated depreciation. Premises and related components are depreciated on the straight-line method with useful lives ranging from 10 to 40 years. Furniture and equipment are primarily depreciated using straight-line methods with useful lives ranging from 3 to 12 years. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Other Real Estate
Other Real Estate is carried at the lower of cost or fair value, less estimated selling costs. Expenses incurred in carrying Other Real Estate are charged to operations as incurred.

Intangible Assets
Intangible Assets are comprised of core deposit intangibles ($66 and $113 at December 31, 2000 and 1999, respectively) and goodwill ($2,081 and $2,048 at December 31, 2000 and 1999, respectively). Core deposit intangibles are amortized on an accelerated method over ten years and goodwill is amortized on a straight-line basis over twelve to fifteen years. Core Deposit Intangibles and Goodwill are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary.

Servicing Rights
Servicing rights are recognized and included with other assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type, interest rates and age. Fair value is determined based upon discontinued cash flows using market based assumptions.

Stock Compensation
Expense for employee compensation under stock option plans is reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 was used for stock-based compensation.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Income Taxes
Deferred tax liabilities and assets are determined at each balance sheet date and are the result of differences in the financial statement and tax bases of assets and liabilities. Income tax expense is the amount due on the current year tax returns plus or minus the change in deferred taxes.

Earnings Per Share
Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the potential dilutive effect of additional common shares issuable under stock options.

Cash Flow Reporting
The Company reports net cash flows for customer loan transactions, deposit transactions and deposits made with other financial institutions. Cash and cash equivalents are defined to include cash on hand, demand deposits in other institutions and Federal Funds Sold.

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business, or the values of assets and liabilities not considered financial instruments.

New Accounting Pronouncements
Beginning January 1, 2001 a new accounting standard, Financial Accounting Standard No. 133 (FAS 133) required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. At January 1, 2001 the Company's derivatives include forward commitments to sell mortgage loans and interest rate caps. The fair value of these derivatives at January 1, 2001 was not material to the Company's financial statements.

In conjunction with the adoption of FAS 133, the Company reclassified certain investment securities from the held-to-maturity portfolio to the available-for-sale portfolio. The reclassified securities had a carrying value of $6,188 and a market value of $6,366, resulting in a net increase in equity of $108 at the time of transfer.

NOTE 2 - Securities

The amortized cost and estimated market values of Securities as of December 31, 2000 are as follows:

                                                                                     Gross          Gross        Estimated
Securities Available-for-Sale:                                    Amortized       Unrealized     Unrealized        Market
                                                                    Cost             Gains         Losses          Value
                                                                    ----             -----         ------          -----
U.S. Treasury Securities, and Obligations of
    U.S. Government Corporations and Agencies...............      $  96,315         $   52        $ (1,265)       $ 95,102
Obligations of State and Political Subdivisions.............         26,057            761            (149)         26,669
Asset-/Mortgage-backed Securities...........................         52,004             11            (679)         51,336
Equity Securities...........................................         12,077             29             (25)         12,081
                                                                  ---------         ------        ---------       --------
    Total...................................................      $ 186,453         $  853        $ (2,118)       $185,188
                                                                  =========         ======        ========        ========

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions.............      $  28,093         $  607        $   (110)       $ 28,590
Asset-/Mortgage-backed Securities...........................            361              3              (1)            363
                                                                  ---------         ------        --------        --------
    Total...................................................      $  28,454         $  610        $   (111)       $ 28,953
                                                                  =========         ======        ========        ========

The amortized cost and estimated market values of Securities as of December 31, 1999 are as follows:

                                                                                     Gross          Gross        Estimated
                                                                  Amortized       Unrealized     Unrealized        Market
                                                                    Cost             Gains         Losses          Value
                                                                    ----             -----         ------          -----
Securities Available-for-Sale:
U.S. Treasury Securities, and Obligations of
    U.S. Government Corporations and Agencies...............      $  96,205         $  ---        $ (3,879)       $ 92,326
Obligations of State and Political Subdivisions.............         26,597            462            (572)         26,487
Asset-/Mortgage-backed Securities...........................         61,514              6          (2,553)         58,967
Equity Securities...........................................         10,368            ---             ---          10,368
                                                                  ---------         -------       --------        --------
    Total...................................................      $ 194,684         $  468        $ (7,004)       $188,148
                                                                  =========         ======        ========        ========

Securities Held-to-Maturity:
U.S. Treasury Securities, and Obligations of
    U.S. Government Corporations and Agencies...............      $   1,048        $     2        $     (1)       $  1,049
Obligations of State and Political Subdivisions.............         30,593            312            (644)         30,261
Asset-/Mortgage-backed Securities...........................            903              6              (5)            904
                                                                  ---------         ------        --------        --------
    Total...................................................      $  32,544         $  320        $   (650)       $ 32,214
                                                                  =========         ======        ========        ========

The amortized cost and estimated market values of Securities at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

                                                                       Estimated
                                                        Amortized        Market
                                                          Cost           Value
                                                          ----           -----

Securities Available-for-Sale:
Due in one year or less.............................  $     3,650      $   3,662
Due after one year through five years...............       48,715         48,569
Due after five years through ten years..............       51,777         51,715
Due after ten years.................................       18,230         17,825
Asset-/Mortgage-backed Securities...................       52,004         51,336
Equity Securities...................................       12,077         12,081
                                                      -----------      ---------
    Totals..........................................  $   186,453       $185,188
                                                      ===========       ========

Securities Held-to-Maturity:
Due in one year or less.............................  $       463      $     463
Due after one year through five years...............        8,958          8,953
Due after five years through ten years..............       10,137         10,414
Due after ten years.................................        8,535          8,760
Asset-/Mortgage-backed Securities...................          361            363
                                                      -----------      ---------
    Totals..........................................  $    28,454      $  28,953
                                                      ===========      =========

The amortized cost of securities at December 31, 2000 are shown in the following table by contractual maturity, except for asset-/mortgage-backed securities, which are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities totaling $12,077 do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2000:

                                  Within               After One But              After Five But            After Ten
                                 One Year            Within Five Years           Within Ten Years             Years
                            ----------------------------------------------------------------------------------------------
                            Amount     Yield       Amount        Yield           Amount      Yield        Amount     Yield
                            ----------------------------------------------------------------------------------------------
U.S. Treasuries and
    Agencies.............. $  1,800    6.20%      $  41,747       6.36%       $  44,984      6.66%       $ 7,784     6.28%
State and Political
    Subdivisions..........    2,313    8.96%         15,926       7.14%          16,930      8.22%        18,981     8.10%
Asset- / Mortgage-backed
    Securities............      472    6.66%         31,665       6.49%          15,744      6.40%         4,484     6.41%
                           --------               ---------                   ---------                  -------


       Totals............. $  4,585    7.64%      $  89,338       6.55%       $  77,658      6.95%       $31,249     7.40%
                           ========               =========                   =========                  =======

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

At December 31, 2000 and 1999, U.S. Government Agency structured notes, consisting of single-index bonds, with respective amortized costs of $7,784 and $7,983 and fair values of $7,116 and $7,150 were included in securities available-for-sale.

Proceeds from the Sales of Securities are summarized below:

                                             2000                          1999                           1998
                                             ----                          ----                           ----
                                         Available- Held-to-             Available-  Held-to-           Available- Held-to-
                                 Trading for-Sale   Maturity     Trading  for-Sale   Maturity   Trading  for-Sale  Maturity
                                 ---------------------------     ----------------------------   ---------------------------

Proceeds from Sales and Calls     $ ---    $ 742     $ 387        $ ---    $ 953      $ ---     $14,046   $50,390   $ 362

Gross Gains on Sales and Calls      ---      ---         6          ---        6        ---          18       119      10
Gross Losses on Sales and Calls     ---       (6)       (8)         ---      (12)       ---         (11)      (92)     (6)

Income Taxes
  on Gross Gains..................  ---      ---         2          ---        2        ---           7        48       4
Income Taxes
  On Gross Losses.................  ---       (2)       (3)         ---       (5)       ---          (4)      (37)     (2)

The securities held-to-maturity proceeds and gross gains and losses in 2000 resulted from the call of securities. Sales of securities held-to-maturity in 1998 consisted of mortgage-backed securities for which payment of more than 85% of principal had occurred.

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $33,424 and $33,740 as of December 31, 2000 and 1999, respectively.

NOTE 3 - Loans

     Loans, as presented on the balance sheet, are comprised of the following classifications at December 31,

                                                                                    2000             1999
                                                                                    ----             ----

Real Estate Loans Secured by 1- 4 Family Residential Properties............  $   312,199       $  388,514
Commercial and Industrial Loans............................................      188,213          166,476
Loans to Individuals for Household, Family and Other
Personal Expenditures......................................................      135,596          121,865
Loans to Finance Agricultural Production, Poultry and
Other Loans to Farmers.....................................................       74,111           65,098
                                                                             -----------       ----------
  Totals.................................................................    $   710,119       $  741,953
                                                                             ===========       ==========

Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing...................................  $     1,513       $    1,603
Non-accrual loans..........................................................        8,014            7,237
                                                                             -----------       ----------
    Totals.................................................................  $     9,527       $    8,840
                                                                             ===========       ==========


Information regarding impaired loans:                                               2000             1999             1998
                                                                                    ----             ----             ----

Year-end impaired loans with no allowance for loan losses allocated........  $     1,457       $    1,784
Year-end impaired loans with allowance for loan losses allocated...........        3,349              446
Amount of allowance allocated to impaired loans............................          653              224

Average balance of impaired loans during the year..........................        4,939            2,337       $    2,297

Interest income recognized during impairment...............................          367              169              212
Interest income recognized on cash basis...................................          358              120              117


Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2000. A summary of the activity of these loans follows:

  Balance                             Changes                 Deductions                  Balance
 January 1,                          in Persons                                         December 31,
    2000           Additions          Included       Collected          Charged-off         2000
----------------------------------------------------------------------------------------------------
  $20,953           $3,362             $(150)        $(8,317)               $---          $15,848



NOTE 4 - Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

                                                 2000           1999         1998
                                                 ----           ----         ----

Balance as of January 1....................  $  9,101       $  8,559     $  8,803
Allowance of Acquired Subsidiary...........       ---            ---           80
Adjustment to Conform Fiscal Years.........       ---            356          ---
Provision for Loan Losses..................     2,231          1,749        1,344
Recoveries of Prior Loan Losses............       359            489          387
Loan Losses Charged to the Allowance.......    (2,417)        (2,052)      (2,055)
                                             --------       --------     --------
Balance as of December 31..................  $  9,274       $  9,101     $  8,559
                                             ========       ========     ========


NOTE 5 - Mortgage Banking

The amount of loans serviced by the Company for the benefit of others was $125,036 at December 31, 2000 and $154,407 at December 31, 1999.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:

                                                       2000       1999        1998
                                                       ----       ----        ----
Servicing Rights:
   Beginning of Year.............................   $ 1,171    $ 1,012     $   828
   Additions.....................................       329        473         426
   Sale of Servicing Asset.......................      (402)       ---         ---
   Amortized to Expense..........................      (180)      (241)       (242)
   Adjustment to conform fiscal years............       ---        (73)        ---
                                                    -------    -------     -------
   End of Year...................................   $   918    $ 1,171     $ 1,012
                                                    =======    =======     =======

Valuation Allowance:
   Beginning of Year.............................   $   ---    $   ---     $   ---
   Additions Expensed............................        53        ---         ---
   Reductions Credited to Expense................       ---        ---         ---
   Direct Write-downs............................       ---        ---         ---
                                                    -------    -------     -------
   End of Year...................................   $    53    $   ---     $   ---

NOTE 6 - Premises, Furniture, and Equipment

Premises, furniture, and equipment as presented on the balance sheet is comprised of the following classifications at December 31,

                                                             2000        1999
                                                             ----        ----

Land..................................................   $  3,780    $  3,508
Buildings and Improvements............................     21,615      20,656
Furniture and Equipment...............................     14,770      14,224
                                                         --------    --------
    Total Premises, Furniture and Equipment...........     40,165      38,388
    Less:  Accumulated Depreciation...................    (19,100)    (17,354)
                                                         --------    --------
       Total..........................................   $ 21,065    $ 21,034
                                                         ========    ========


Depreciation  expense  was  $1,960,  $1,858 and $1,634 for 2000,  1999 and 1998,
respectively.

NOTE 7 - Deposits

    At year-end 2000, interest-bearing deposits include $194,093 of demand and savings deposits and $452,331 of time deposits. Stated maturities of time deposits were as follows:

    2001......................................  $ 316,589
    2002......................................     82,444
    2003......................................     32,242
    2004......................................     10,338
    2005......................................     10,510
     Thereafter...............................        208
                                                ---------
       Total..................................  $ 452,331
                                                =========

Time deposits of $100 or more at December 31, 2000 and 1999 were $101,973 and $110,387.

NOTE 8 - FHLB Advances and Other Borrowed Money

The  Company's   funding  sources  include  Federal  Home  Loan  Bank  advances, repurchase agreements,  and federal funds purchased.  Information regarding each of these types of borrowings is as follows:

                                                                                   December 31,
                                                                               2000            1999
                                                                               ----            ----
Long-term advances from the Federal Home Loan Bank
  collateralized by qualifying mortgages, investment
  securities, and mortgage-backed securities...........................   $ 182,361       $ 126,815
Promissory notes payable...............................................           9              87
                                                                          ---------       ---------
    Long-term borrowings...............................................     182,370         126,902
                                                                          ---------       ---------

Overnight variable rate advances from the Federal Home
    Loan Bank collateralized by qualifying mortgages,
    investment securities, and mortgage-backed securities..............      40,500          40,000
Repurchase agreements..................................................      12,360          24,015
Federal funds purchased................................................         ---           9,100
                                                                          ---------       ---------
    Short-term borrowings..............................................      52,860          73,115
                                                                          ---------       ---------
       Total borrowings................................................   $ 235,230       $ 200,017
                                                                          =========       =========

At December 31, 2000 interest rates on the fixed rate long-term FHLB advances ranged from 4.98% to 7.27% with a weighted average rate of 6.31%. Of the $182.4 million, $130.0 million or 71% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

At December 31, 1999 interest rates on the fixed rate long-term FHLB advances ranged from 4.95% to 6.69% with a weighted average rate of 5.81%. Of the $126.8 million, $87.0 million or 69% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty.

The interest rate for the overnight variable rate advances from the FHLB at December 31, 2000 and 1999 was 6.30% and 4.05%.


Scheduled principal payments on long-term borrowings at December 31, 2000 are as follows:

       2001..................................  $ 25,644
       2002..................................    16,184
       2003..................................    32,725
       2004..................................    30,855
       2005..................................    41,250
         Thereafter..........................    35,712
                                               --------
            Total............................  $182,370
                                               ========

During 2000 the Company entered into interest rate caps as a means of managing interest rate risk on borrowings. Under the caps, the Company will receive payments during periods in which the three-month LIBOR index exceeds 6.75% (three-month LIBOR was 6.40% at December 31, 2000). Payments under the caps are based on an interest computation on the notional amount. At December 31, 2000 the Company held interest rate caps with a notional amount of $35,000, a carrying value of $79 and maturity of December 2002. The caps are carried at amortized cost with amortization recognized straight line over the lives of the caps.

NOTE 9 - Stockholders' Equity

The Company and affiliate Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year-end 2000, consolidated and affiliate bank actual capital levels and minimum required levels are presented below:

                                                                                            Minimum Required
                                                                                              To Be Well
                                                                   Minimum Required        Capitalized Under
                                                                      For Capital          Prompt Corrective
                                                Actual             Adequacy Purposes:      Action Regulations:
                                                ------             ------------------      -------------------

                                            Amount   Ratio         Amount   Ratio              Amount   Ratio
                                            ------   -----         ------   -----              ------   -----
Total Capital
   (to Risk Weighted Assets)
     Consolidated.......................  $105,000   14.38%      $ 58,402    8.00%           $ 73,002   10.00%
     German American Bank...............    35,273   12.77         22,095    8.00              27,619   10.00
     First American Bank................    22,614   12.39         14,600    8.00              18,250   10.00
     Peoples National Bank..............    16,289   12.74         10,225    8.00              12,781   10.00
     Citizens State Bank................    13,023   13.30          7,836    8.00               9,795   10.00
     First State Bank...................     4,950   10.33          3,833    8.00               4,791   10.00

Tier 1 Capital
   (to Risk Weighted Assets)
     Consolidated.......................  $ 95,873   13.13%      $ 29,201    4.00%           $ 43,801    6.00%
     German American Bank...............    31,827   11.52         11,047    4.00              16,571    6.00
     First American Bank................    20,353   11.15          7,300    4.00              10,950    6.00
     Peoples National Bank..............    14,684   11.49          5,113    4.00               7,669    6.00
     Citizens State Bank................    11,938   12.19          3,918    4.00               5,877    6.00
     First State Bank...................     4,496    9.38          1,916    4.00               2,875    6.00

Tier 1 Capital
   (to Average Assets)
     Consolidated.......................  $ 95,873    8.91%      $ 43,061    4.00%           $ 53,826    5.00%
     German American Bank...............    31,827    7.85         16,212    4.00              20,265    5.00
     First American Bank................    20,353    7.23         11,261    4.00              14,077    5.00
     Peoples National Bank..............    14,684    7.82          7,510    4.00               9,388    5.00
     Citizens State Bank................    11,938    7.35          6,501    4.00               8,126    5.00
     First State Bank...................     4,496    6.98          2,578    4.00               3,223    5.00


Consolidated and bank capital ratios at December 31, 1999 were materially similar to 2000 amounts.

The Company and all affiliate Banks at year-end 2000 and 1999 were categorized as well-capitalized. Regulations require the maintenance of certain capital levels at each affiliate bank, and may limit the dividends payable by the affiliates to the holding company, or by the holding company to its shareholders. At December 31, 2000 the affiliates had $7.2 million in retained earnings available for dividends to the parent company without prior regulatory approval.

Stock Options

The Company maintains Stock Option Plans and has reserved 663,290 shares of Common Stock (as adjusted for subsequent stock splits and dividends and subject to further customary anti-dilution adjustments) for the purpose of grants of options to officers, directors and other employees of the Company. Options may be designated as "incentive stock options" under the Internal Revenue Code of 1986, or as nonqualified options. While the date after which options are first exercisable is determined by the Stock Option Committee of the Company, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the Plans must be no less than the fair market value of the Common Stock on the date of the grant.

The Plans authorize an optionee to pay the exercise price of options in cash or in common shares of the Company or in some combination of cash and common shares. An optionee may tender already-owned common shares to the Company in exercise of an option. In this instance, the Company is obligated to use its best efforts to issue to such optionee a replacement option for the number of shares tendered, as follows: (a) of the same type as the option exercised (either an incentive stock option or a non-qualified option); (b) with the same expiration date; and, (c) priced at the fair market value of the stock on that date. Replacement options may not be exercised until one year from the date of grant.

Changes in options outstanding were as follows, as adjusted to reflect stock dividends and splits:

                                                Number       Weighted-average
                                              of Options      Exercise Price

Outstanding, beginning of 1998...............    88,778         $ 13.78
Granted......................................    69,219           21.32
Exercised....................................   (56,393)          10.03
                                                -------
Outstanding, end of 1998.....................   101,604           19.10
Granted......................................    27,218           13.77
Exercised....................................    (5,319)           8.08
Forfeited....................................    (1,103)          16.44
                                                -------
Outstanding, end of 1999.....................   122,400           17.77
Granted......................................    85,450           13.93
Exercised....................................    (9,188)           8.50
Forfeited....................................    (4,767)          19.83
                                                -------
Outstanding, end of 2000.....................   193,895           16.87
                                                =======


Options outstanding at year-end 2000 are as follows:

                                       Outstanding                          Exercisable
                                       -----------                          -----------

                                          Weighted Average
                                             Remaining                             Weighted
                                          Contractual Life                     Weighted Average
Range of Exercise Prices         Number      (in years)             Number      Exercise Price
------------------------         -------------------------          ---------------------------
$  8.08   -   $ 13.81             70,529         4.50                 1,229        $13.49
$ 14.46   -   $ 16.76             55,869         5.33                53,369         15.58
$ 21.16   -   $ 27.75             67,497        17.58                67,497         21.18
                                 193,895         9.29               122,095         18.65

Financial Accounting Standard No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock option plans. No compensation cost was recognized for stock options in any of the years presented. In future years, the pro forma effect of not applying this standard may increase as additional options are granted.

                                                 2000       1999        1998
                                                 ----       ----        ----

Pro forma Net Income.......................   .$5,208     $9,300      $8,639
Pro forma Earnings Per Share
  and Diluted Earnings per Share...........   .$ 0.50     $ 0.87      $ 0.81

For options granted during 2000, 1999 and 1998, the weighted-average fair values at grant date are $2.84, $3.00 and $9.29, respectively. The fair value of options granted during 2000, 1999 and 1998 was estimated using the following weighted-average information: risk-free interest rate of 6.14%, 4.75% and 5.11%, expected life of 4.9, 4.1 and 9.7 years, expected volatility of stock price of
 .24, .22 and .32, and expected dividends of 4.00%, 2.52% and 1.64% per year.

Stock Repurchase Plan

On July 29, 1999 German American Bancorp announced that its Board of Directors approved a stock repurchase program for up to 468,562 of the outstanding Common Shares of the Company, representing nearly five percent of then outstanding shares. Shares were purchased from time to time in the open market and in large block privately negotiated transactions. The Company commenced bidding for shares on August 3, 1999 and concluded bids and purchases (even though not all shares authorized under the program had been repurchased) on December 14, 1999. The Company repurchased 216,885 shares of common stock during 1999 in conjunction with the Plan at prices ranging from $16.21 to $20.97 per share. Share and share prices have been adjusted for all subsequent stock dividends.

Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby full-time employees can purchase the Company's common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the offering period, whichever is less. The plan provides for the purchase of up to 446,250 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. In August 2000, the Company purchased 18,060 common shares on the open market for $239. Funding for the purchase of the common stock was from employee contributions totaling $199 and company contributions of $40.

NOTE 10 - Employee Benefit Plans

The Company and all its affiliate Banks provide a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all full-time employees. The companies agree to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. The Doty Insurance Agency, Inc. provides a similar 401(k) deferred compensation plan which covers full-time employees, except there is no profit sharing component in the Doty plan. Employees of 1ST BANCORP joined the banking affiliate plan in January 1999 and employees of Citizens State and FSB Corporation in June 1998. Employees of the former Holland Bancorp, Inc. participate in a plan similar to German American Bancorp's plan. It is anticipated the German American Bancorp plan and Holland Bancorp, Inc. plan will be merged in 2001. Contributions to these plans were $596, $815, and $650 for 2000, 1999, and 1998, respectively.

Prior to their merger with the Company, Peoples had a non-contributory defined benefit plan. The Projected Benefit Obligation under this plan was suspended at April 30, 1997. The plan was terminated in 1998, resulting in an $83 settlement gain, net of excise tax.

1ST BANCORP and Citizens State Bank had noncontributory defined benefit pension plans with benefits based on years of service and compensation prior to retirement. The benefits under the Citizens State Bank plan were suspended at August 1, 1998. The benefits under the 1ST BANCORP plan were suspended at December 31, 1998. During 1999, a loss of $147 was recorded on a partial settlement of the 1ST BANCORP plan. On December 31, 1999, the Citizens State Bank plan was merged into the 1ST BANCORP plan.

Accumulated plan benefit information for the Company's plan as of December 31, 2000 and 1999 is as follows:

Changes in Benefit Obligation:                                2000                  1999
                                                              ----                  ----

Obligation at beginning of year.........................$    1,080            $    1,392
Service cost............................................       ---                   ---
Interest cost...........................................        80                   104
Benefits paid...........................................       (79)                 (725)
Actuarial (gain) loss...................................       192                   118
Adjustment in cost of settlement........................       ---                   191
                                                        ----------            ----------
Obligation at end of year...............................     1,273                 1,080
                                                        ----------            ----------

Changes in Plan Assets:
Fair value at beginning of year.........................     1,389                 2,125
Actual return on plan assets............................       (31)                  (11)
Employer contributions..................................       ---                   ---
Benefits paid...........................................       (79)                 (725)
                                                        ----------            ----------
Fair value at end of year...............................     1,279                 1,389
                                                        ----------            ----------

Funded Status:
Funded status at end of year............................         6                   309
Unrecognized prior service cost.........................       (17)                  (20)
Unrecognized net (gain) or loss.........................       373                    75
Unrecognized transition asset...........................       (19)                  (22)
                                                        ----------            ----------
Prepaid benefit cost....................................$      343            $      342
                                                        ==========            ==========

Net periodic pension expense (benefit) for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                          2000             1999          1998
                                                          ----             ----          ----

Service cost......................................  $      ---       $      ---     $      62
Interest cost.....................................          80              104            79
Expected return on assets.........................         (75)            (160)         (105)
Amortization of transition amount.................          (3)              (2)           (2)
Amortization of prior service cost................          (3)              (3)           (1)
Recognition of net (gain) or loss.................         ---                3           (14)
                                                    ----------       ----------     ---------
Net periodic pension expense (benefit)............  $       (1)      $      (58)    $      19
                                                    ==========       ==========     =========


The weighted-average assumed rate of return on plan assets was 5.5% for 2000 and 8.0% for 1999 and 1998. The weighted-average assumed discount rate used in determining the actuarial present value of accumulated benefit obligations at December 31, 2000 and 1999 was 7.5%. The weighted-average rate of increase in future compensation levels was not applicable for 2000 or 1999 but was 5.0% for 1998.

The Company self-insures employee health benefits for the majority of its affiliate banks. Stop loss insurance covers annual losses exceeding $70 per covered individual and approximately $763 in the aggregate. Management's policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $738, $604 and $526 for 2000, 1999 and 1998, respectively.

NOTE 11 - Income Taxes

The provision for income taxes consists of the following:
                                                            2000             1999           1998
                                                            ----             ----           ----
Currently Payable.....................................  $  3,080         $  3,874       $  3,992
Deferred..............................................    (2,574)            (511)          (140)
Net Operating Loss Carryforward.......................       (47)             (47)           (47)
                                                        --------         --------       --------
    Total.............................................  $    459         $  3,316       $  3,805
                                                        ========         ========       ========

Income tax expense is reconciled  to the 34%  statutory  rate applied to pre-tax income as follows:
                                                            2000             1999           1998
                                                            ----             ----           ----
Statutory Rate Times Pre-tax Income...................  $  1,954         $  4,308       $  4,429
Add/(Subtract) the Tax Effect of:
    Income from Tax-exempt Loans and Investments......      (960)          (1,016)          (992)
    Non-deductible Merger Costs.......................        94               14            119
    State Income Tax, Net of Federal Tax Effect.......       124              621            770
    Low Income Housing Credit.........................      (665)            (407)          (343)
    Dividends Received Deduction......................      (151)             ---            ---
    Other Differences ................................        63             (204)          (178)
                                                        --------         --------       --------
      Total Income Taxes..............................  $    459         $  3,316       $  3,805
                                                        ========         ========       ========

The net deferred tax asset at December 31 consists of the following:

                                                            2000             1999
                                                            ----             ----
 Deferred Tax Assets:
    Allowance for Loan Losses.........................  $  2,490 $          2,361
    Net Operating Loss Carryforwards..................        46               93
    Deferred Compensation and Employee Benefits.......     1,778            1,412
    Unrealized Depreciation on Securities.............       502            2,589
    Valuation of Loans Held-for-Sale..................     2,068              ---
    Other.............................................       581              208
                                                        --------         --------
      Total Deferred Tax Assets.......................     7,465            6,663

Deferred Tax Liabilities:
    Depreciation......................................      (531)            (490)
    Leasing Activities, Net...........................       (20)             (18)
    Purchase Accounting Adjustments...................       ---               (7)
    Mortgage Servicing Rights.........................      (343)            (464)
    Other.............................................      (652)            (252)
                                                        --------         --------
      Total Deferred Tax Liabilities..................    (1,546)          (1,231)
Valuation Allowance...................................       (48)             (48)
                                                        --------         --------
      Net Deferred Tax Asset..........................  $  5,871         $  5,384
                                                        ========         ========

The Company has $136 of federal tax net operating loss carryforwards expiring in the following amounts:

         Year     Amount                Year     Amount
         ----------------------------------------------
         2003      74                   2008       62

Under the Internal Revenue Code, through 1996 First Federal Bank (now First American Bank) was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. Subject to certain limitations, First Federal Bank was permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. First Federal Bank generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, First Federal Bank was only allowed a deduction based on actual loss experience. Retained earnings at December 31, 2000, includes approximately $2,300 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2000 was approximately $782.

NOTE 12 - Per Share Data

Basic Earnings and Diluted Earnings per Share amounts have been retroactively computed as though shares issued for stock dividends and splits had been outstanding for all periods presented. The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

                                                            2000            1999            1998
                                                            ----            ----            ----
Basic Earnings per Share:
Net Income..........................................   $      5,288    $      9,354   $       9,222
Weighted Average Shares Outstanding.................     10,485,818      10,632,589      10,643,389
                                                       ------------    ------------   -------------
    Earnings per Share..............................   $       0.50    $       0.88   $        0.87
                                                       ============    ============   =============

Diluted Earnings per Share:
Net Income..........................................   $      5,288    $      9,354   $       9,222
Weighted Average Shares Outstanding.................     10,485,818      10,632,589      10,643,389
Stock Options, Net..................................             48           4,626          22,781
                                                       ------------    ------------   -------------

Diluted Weighted Average Shares Outstanding.........     10,485,866      10,637,215      10,666,170
                                                       ------------    ------------   -------------
    Diluted Earnings per Share......................   $       0.50    $       0.88   $        0.87
                                                       ============    ============   =============

NOTE 13 - Lease Commitments

The total rental expense for all leases for the years ended December 31, 2000, 1999, and 1998 was $156, $175, and $151, respectively, including amounts paid under short-term cancelable leases.

At December 31, 2000, the German American Bank and First State Bank subleased space for three branch-banking facilities from a company controlled by a director and principal shareholder of the Company. The subleases expire in 2001, 2005 and 2008 with various renewal options provided. Aggregate annual rental payments to this Director's company totaled $59 for 2000. Exercise of the Bank's sublease renewal options is contingent upon the Director's company renewing its primary leases.

At December 31, 2000, the German American Bancorp leased space for office facilities from a company controlled by a director and principal shareholder of the Company. The lease expires in 2005 with various renewal options provided. Aggregate annual rental payments to this Director's company totaled $14 for 2000.

The following is a schedule of future minimum lease payments:

Years Ending December 31:        Premises     Equipment      Total
                                 --------     ---------      -----

    2001......................  $    107      $     8      $   115
    2002......................        98            1           99
    2003......................        98          ---           98
    2004......................        98          ---           98
    2005......................        76          ---           76
    Thereafter................       158          ---          158
                                --------      -------      -------
      Total...................  $    635      $     9      $   644
                                ========      =======      =======

NOTE 14 - Commitments and Off-balance Sheet Items

In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and commitments to sell loans, which are not reflected in the accompanying consolidated financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make commitments as it uses for on-balance sheet items.

The Company's exposure to credit risk for commitments to sell loans is dependent upon the ability of the counter-party to purchase the loans. This is generally assured by the use of government sponsored entity counterparts. These commitments are subject to market risk resulting from fluctuations in interest rates.

Commitments and contingent  liabilities  are summarized as follows,  at December
31,

                                                               2000         1999
                                                               ----         ----
    Commitments to Fund Loans:
       Home Equity.......................................  $ 20,828     $ 13,692
       Credit Card Lines.................................     8,515        8,835
       Commercial Operating Lines........................    47,210       50,202
       Residential Mortgages.............................     6,936        8,358
                                                           --------     --------
           Total Commitments to Fund Loans...............  $ 83,489     $ 81,087
                                                           ========     ========

    Commitments to Sell Loans............................  $  6,584     $  3,304

    Standby Letters of Credit............................  $  1,985     $  1,928


Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

At December 31, 2000 and 1999, respectively, the affiliate banks were required to have $4,351 and $4,994 on deposit with the Federal Reserve, or as cash on hand. These reserves do not earn interest.

NOTE 15 - Non-cash Investing Activities

                                                       2000      1999      1998
                                                       ----      ----      ----

Loans Transferred to Other Real Estate............. $ 3,473    $2,923    $3,958
Securities Transferred to Available-for-Sale.......   1,181       ---     8,034
Loans Transferred to Held-for-Sale.................  69,839       ---       ---

The above data should be read in conjunction with the Consolidated Statements of Cash Flows. On the date of merger with Holland National, investment securities with an amortized cost and estimated market value of $1.2 million were reclassified from Held-to-Maturity to Available-for-Sale. On the date of merger with Citizens State, investment securities with an amortized cost of $8.0 million and estimated market value of $8.1 million were reclassified from Held-to-Maturity to Available-for-Sale. This action was taken as a result of the business combinations and in order to conform Holland National's and Citizens State's investment portfolio to the Company's liquidity and interest rate risk policies. See also Note 18 regarding purchase acquisitions in 1999 and 2000.

NOTE 16 - Segment Information

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

The retail segment is comprised of community banks with 27 banking offices in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings are the primary revenues of the five affiliate community banks comprising the retail banking segment. Primary revenues for the mortgage banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale sources. Other revenues are gains on sales of loans, capitalization of mortgage servicing rights (MSR), and loan servicing income.

The following segment financial information has been derived from the internal financial statements of German American Bancorp, which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the two segments are the same as those described in the summary of significant accounting policies. The evaluation process for segments does not include holding company income and expense. Holding company and non-banking subsidiaries amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Other column below, along with minor amounts to eliminate transactions between segments.


                                                           Retail           Mortgage                     Consolidated
Year Ended December 31, 2000                               Banking           Banking       Other           Totals
                                                           -------           -------       -----         ------------

   Net Interest Income................................    $ 30,102          $  3,305      $   266        $   33,673
   Net Gain on Sales of Loans and Provision for
      Losses on Loans Held for Sale...................         ---            (4,842)         ---            (4,842)
   Servicing Income...................................         ---               361          ---               361
   Noncash Items:
      Provision for Loan Losses.......................       1,010             1,221          ---             2,231
      MSR Amortization & Valuation....................         ---               233          ---               233
   Provision for Income Taxes.........................       4,446            (2,129)      (1,858)              459
   Segment Profit.....................................      10,144            (3,147)      (1,709)            5,288
   Segment Assets.....................................     908,106           164,161        7,541         1,079,808

                                                           Retail           Mortgage                     Consolidated
Year Ended December 31, 1999                               Banking           Banking       Other            Totals
                                                           -------          --------       -----         ------------

   Net Interest Income................................    $ 29,685          $  4,459      $   247        $   34,391
   Net Gain on Sales of Loans and Provision for
      Losses on Loans Held for Sale...................          16               304          ---               320
   Servicing Income...................................         ---               370          ---               370
   Noncash Items:
      Provision for Loan Losses.......................         701             1,048          ---             1,749
      MSR Amortization & Valuation....................         ---               241          ---               241
   Provision for Income Taxes.........................       4,055               546       (1,285)            3,316
   Segment Profit.....................................      10,068               833       (1,547)            9,354
   Segment Assets.....................................     870,890           180,752        4,999         1,056,641


The financial results of the mortgage banking operation were not reported separately from retail banking operations prior to the acquisition of 1ST BANCORP in 1999. In addition, the mortgage banking segment's loans held for portfolio were not separately identified in the computer subsidiary ledger prior to the acquisition of 1ST BANCORP. Therefore, segment reporting for periods prior to 1999 is not practical.

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp are presented below:

                                    CONDENSED BALANCE SHEETS

                                                                          December 31,
                                                                       2000          1999
                                                                       ----          ----
ASSETS
    Cash.........................................................  $  6,401     $   5,771
    Securities Available-for-Sale, at Market.....................     1,717         3,255
    Investment in Subsidiary Banks and Bank Holding Company......    85,189        81,100
    Investment in GAB Mortgage Corp..............................       291           291
    Investment in Reinsurance Co.................................       211           ---
    Furniture and Equipment......................................     1,604         1,420
    Other Assets.................................................     2,034         1,912
                                                                   --------     ---------
       Total Assets..............................................  $ 97,447     $  93,749
                                                                   ========     =========

LIABILITIES......................................................  $    187     $      64
                                                                   --------     ---------
SHAREHOLDERS' EQUITY
    Common Stock.................................................    10,495         9,968
    Additional Paid-in Capital...................................    63,175        57,076
    Retained Earnings............................................    24,353        30,588
    Accumulated Other Comprehensive Income (Loss)................      (763)       (3,947)
                                                                   --------     ---------
       Total Shareholders' Equity................................    97,260        93,685
                                                                   --------     ---------
       Total Liabilities and Shareholders' Equity................  $ 97,447     $  93,749
                                                                   ========     =========


                                     CONDENSED STATEMENTS OF INCOME

                                                                          Years ended December 31,

                                                                       2000          1999         1998
                                                                       ----          ----         ----
INCOME
    Dividends from Subsidiary Banks..............................  $  6,695     $  11,616     $ 12,759
Dividend and Interest Income.....................................       257           247          256
    Fee Income from Subsidiary Banks.............................       577           471          411
Securities Losses, net...........................................        (5)          ---          ---
    Other Income.................................................        54            61           40
                                                                   --------     ---------     --------
Total Income.....................................................     7,578        12,395       13,466
EXPENSES
    Salaries and Benefits........................................     2,701         2,475        1,827
Professional Fees................................................       734           530          761
Occupancy and Equipment Expense..................................       525           355          286
    Other Expenses...............................................       705           538          544
                                                                   --------     ---------     --------
Total Expenses...................................................     4,665         3,898        3,418
INCOME BEFORE INCOME TAXES AND EQUITY IN
    UNDISTRIBUTED INCOME OF SUBSIDIARIES.........................     2,913         8,497       10,048
Income Tax Benefit...............................................     1,447         1,373        1,012
                                                                   --------     ---------     --------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
    INCOME OF SUBSIDIARIES.......................................     4,360         9,870       11,060
Equity in Undistributed Income of Subsidiaries...................       928          (516)      (1,838)
                                                                   --------     ---------     --------
NET INCOME.......................................................     5,288         9,354        9,222

Other Comprehensive Income:
    Unrealized gain/(loss) on Securities, net....................     3,184        (4,785)         153
                                                                   --------     ---------     --------
         Total Comprehensive Income..............................  $  8,472     $   4,569     $  9,375
                                                                   ========     =========     ========

                                   CONDENSED STATEMENTS OF CASH FLOWS


                                                                               Years ended December 31,

                                                                       2000               1999           1998
                                                                       ----               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.......................................................  $  5,288          $   9,354       $  9,222
    Adjustments to Reconcile Net Income to Net
       Cash from Operations Amortization on Securities...........        15                 22             38
Depreciation.....................................................       227                205            157
       Loss / (Gain) on Sale of Securities, net..................         5                ---            ---
       Gain on Sale of Property and Equipment....................       ---                 (4)           ---
       Change in Other Assets....................................       (83)               (47)        (1,515)
       Change in Other Liabilities...............................        95                (21)           618
       Equity in Undistributed Income of Subsidiaries............      (928)               516          1,838
                                                                   --------          ---------       --------
         Total Adjustments.......................................      (669)               671          1,136
                                                                   ---------         ---------       --------
       Net Cash from Operating Activities........................     4,619             10,025         10,358

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Contribution to Subsidiaries.........................      (200)              (316)          (742)
    Purchase of Securities Available-for-Sale....................       (74)              (368)        (2,229)
    Proceeds from Maturities of Securities Available-for-Sale....     1,593                500            520
    Property and Equipment Expenditures..........................      (411)              (520)          (881)
    Proceeds from Sale of Property and Equipment.................       ---                993            ---
    Acquire Affiliates and Adjust to Conform Fiscal Years........       ---                104            ---
                                                                   --------          ---------       --------
    Net Cash from Investing Activities...........................       908                393         (3,332)

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of Long-term Debt..................................       ---                ---         (1,480)
    Purchase / Retire Common Stock...............................       ---             (4,316)          (364)
    Issuance of Common Stock.....................................       334                348            196
    Dividends Paid...............................................    (5,211)            (4,682)        (3,328)
    Purchase of Interest in Fractional Shares....................       (20)               (35)           (43)
                                                                     ------          ---------       --------
       Net Cash from Financing Activities........................    (4,897)            (8,685)        (5,019)
                                                                   --------          ---------       --------

Net Change in Cash and Cash Equivalents..........................       630              1,733          2,007
    Cash and Cash Equivalents at Beginning of Year...............     5,771              4,038          2,031
                                                                   --------          ---------       --------
    Cash and Cash Equivalents at End of Year.....................  $  6,401          $   5,771       $  4,038
                                                                   ========          =========       ========


NOTE 18 - Business Combinations

     Information relating to mergers and acquisitions for the three year period ended December 31, 2000, includes:

                                                               Date            Common            Accounting
     Business Combination                                    Acquired      Shares Issued(4)        Method
     --------------------                                    --------      ----------------        ------

     CSB Bancorp, Petersburg, Indiana                        06/01/98         1,074,824          Pooling
     FSB Financial Corporation, Francisco, Indiana           06/01/98            77,796          Pooling(1)
     The Doty Agency, Inc., Petersburg, Indiana              01/01/99            68,355          Pooling(1)
     1ST BANCORP, Vincennes, Indiana                         01/04/99         2,248,730          Pooling
     Professional Insurance Markets, Inc.,
         (Smith & Bell), Vincennes, Indiana                  05/01/99             8,820          Purchase(2)
     Fleck Insurance Agency, Inc., Jasper, Indiana           05/01/00               ---          Purchase(3)
     Holland Bancorp Inc., Holland, Indiana                  10/01/00           995,150          Pooling

Certain of the above entities have had their name changed and/or have been merged into other subsidiaries of the Corporation.

(1) Prior period results do not include the effect of the mergers, as restatement would not have resulted in a material change in overall financial results.

(2) This merger was accounted for as a purchase, with assets acquired and liabilities assumed totaling $412, including goodwill of $345. The Company issued approximately 8,820 shares of common stock and approximately $26 in cash for all the outstanding shares of the corporate owner of Smith & Bell. Reported operating results for periods prior to the merger have not been restated.

(3) This merger was accounted for as a purchase, with net assets acquired of $300. The Company issued no stock in this transaction. The Company recorded goodwill of $298 as a result of this acquisition. Reported operating results for periods prior to the merger have not been restated.

(4)  Adjusted for all subsequent stock dividends and splits.

The following is a reconciliation of the separate and combined net interest income and net income of German American Bancorp and Holland Bancorp for periods prior to merger:


                                                January 1, 2000
                                                    Through
                                              September 30, 2000             1999                1998
                                              ------------------             ----                ----
Net Interest Income
    German American Bancorp.................    $    23,918            $   32,170          $   30,755
    Holland Bancorp.........................          1,753                 2,221               2,118
                                                -----------            ----------          ----------
       Combined.............................    $    25,671            $   34,391          $   32,873
                                                ===========            ==========          ==========
Net Income
    German American Bancorp.................    $     6,695            $    8,822          $    8,570
    Holland Bancorp.........................            364                   532                 652
                                                -----------            ----------          ----------
       Combined.............................    $     7,059            $    9,354          $    9,222
                                                ===========            ==========          ==========

NOTE 19 - Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are provided in the table below. Not all of the Company's assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.


                                                                    DECEMBER 31, 2000                 DECEMBER 31, 1999
                                                                    -----------------                 -----------------
                                                               CARRYING                            CARRYING
                                                                 VALUE         FAIR VALUE            VALUE      FAIR VALUE
                                                                 -----         ----------            -----      ----------
Financial Assets:
    Cash and Short-term Investments.........................  $   29,942      $    29,942        $   37,030     $   37,030
    Securities Available-for-Sale...........................     185,188          185,188           188,148        188,148
    Securities Held-to-Maturity.............................      28,454           28,953            32,544         32,214
    FHLB Stock and Other Restricted Stock...................      12,596           12,596             9,939          9,939
    Loans, including loans held for sale, net...............     771,842          764,902           735,353        729,974
    Accrued Interest Receivable.............................       9,418            9,418             8,939          8,939
    Interest Rate Caps......................................          79               78               ---            ---
Financial Liabilities:
    Demand, Savings and Money Market Deposits...............  $ (283,239)     $  (283,239)       $ (282,700)    $ (282,700)
    Other Time Deposits.....................................    (452,331)        (450,530)         (468,728)      (469,706)
    Short-term Borrowings...................................     (52,860)         (52,860)          (73,115)       (73,115)
    Long-term Debt..........................................    (182,370)        (185,763)         (126,902)      (128,476)
    Accrued Interest Payable................................      (4,200)          (4,200)           (3,511)        (3,511)
Unrecognized Financial Instruments:
    Commitments to Extend Credit............................         ---              ---               ---            ---
    Standby Letters of Credit...............................         ---              ---               ---            ---
    Commitments to Sell Loans...............................         ---              (52)              ---            (12)

The carrying amounts of cash, short-term investments, FHLB and other restricted stock, and accrued interest receivable are a reasonable estimate of their fair values. The fair values of securities are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments. The fair value of loans held for sale are estimated using commitment prices or market quotes on similar loans. The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities. The fair value of interest rate caps is estimated by discounting expected cash flows using current rates. The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities. Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, which is also assumed to be their fair value. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.

NOTE 20 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

                                                                   2000         1999       1998
                                                                   ----         ----       ----
Unrealized holding gains and losses on
    available-for-sale securities............................   $ 5,265     $ (7,929)    $  290
Less: reclassification adjustments for gains
    and losses later recognized in income....................        (6)          (6)        27
                                                                -------     --------     ------
Net unrealized gains and losses..............................     5,271       (7,923)       263
Tax Effect...................................................     2,087        3,138       (110)
                                                                -------     --------     ------

Other comprehensive income (loss)............................   $ 3,184     $ (4,785)    $  153
                                                                =======     ========     ======

NOTE 21 - Quarterly Financial Data (Unaudited)

The  following  table  represents  selected  quarterly  financial  data  for the
Company:


                                  Interest   Net Interest        Net          Earnings/(Loss) per Share
                                   Income       Income      Income/(Loss)     Basic       Fully Diluted
                                   ------       ------      -------------     -----       -------------

2000
First Quarter....................$ 19,281      $ 8,601       $ 2,170          $  0.21        $  0.21
Second Quarter...................  19,949        8,641         2,467             0.23           0.23
Third Quarter....................  20,098        8,429         2,431             0.23           0.23
Fourth Quarter...................  19,991        8,002         1,780)           (0.17)         (0.17)

1999
First Quarter....................$ 17,347      $ 8,435       $ 2,373          $  0.22        $  0.22
Second Quarter...................  17,589        8,530         2,410             0.23           0.23
Third Quarter....................  18,229        8,685         2,448             0.23           0.23
Fourth Quarter...................  18,970        8,741         2,123             0.20           0.20


All quarterly financial information presented above including earnings per share has been restated to reflect the acquisition of Holland Bancorp, Inc., which was accounted for as a pooling of interests. This acquisition was completed as of October 1, 2000. The Company has also retroactively restated quarterly earnings per share to reflect the 5% stock dividend paid in December 2000.

During December 2000, the Company initiated a restructuring of its balance sheet within its mortgage banking division. The restructuring was undertaken to strengthen the overall credit quality within the loan portfolio, to allow for a reduction of wholesale funding, and to improve the interest rate risk position. The Company reclassified $69.8 million of subprime, out-of-market residential mortgage loans as held-for-sale. These loans were reclassified at the lower of cost or fair value, resulting in a loss of $5,220, which is included in the statement of income in net gains on sales of loans and related assets, and provision for losses on loans held-for-sale. This loss and an increased provision for loan losses for these types of loans, net of the related tax effect, had a significant negative impact on reported fourth quarter earnings and earnings per share.

Provisions for loan losses increased in the fourth quarter of 1999 due to an increase in non-performing assets during the period resulting in the lower earnings and earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information relating to Directors of the Corporation will be included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001 which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Report (the "2001 Proxy Statement"), which section is incorporated herein by reference in partial answer to this Item.

Information relating to Executive Officers of the Corporation is included under the caption "Executive Officers of the Registrant" under Part I of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information relating to compensation of the Corporation's Executive Officers and Directors will be included under the captions "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 2001 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions "Election of Directors" and "Principal Owners of Common Shares" of the 2001 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions "Executive Compensation - Certain Business Relationships and Transactions" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" of the 2001 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


a)   Financial Statements

     The  following  items are included in Item 8 of this report:

       German American Bancorp and Subsidiaries:                          Page #

       Independent Auditors' Report                                         23

       Consolidated Balance Sheets at December 31,
       2000 and December 31, 1999                                           24

       Consolidated Statements of Income, years
       ended December 31, 2000, 1999, and 1998                              25

       Consolidated Statements of Changes in
       Shareholders' Equity, years ended
       December 31, 2000, 1999, and 1998                                    26

       Consolidated Statements of Cash Flows, years
       ended December 31, 2000, 1999, and 1998                              27

       Notes to the Consolidated Financial
       Statements                                                        28-48


b)   Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000, except for its report filed October 10, 2000 reporting under Item 5 effective October 1, 2000, the completion of its acquisition of Holland Bancorp, Inc.

c)   Exhibits

     The Exhibits described in the Exhibit List immediately following the "Signatures" pages of this report (which are incorporated herein by reference) are hereby filed as part of this report.

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GERMAN AMERICAN BANCORP
                                    (Registrant)

Date: March 22, 2001                /s/ Mark A. Schroeder
      --------------                --------------------------------------------
                                    Mark A. Schroeder, President and Director
                                    (Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 22, 2001                /s/ Mark A. Schroeder
      --------------                --------------------------------------------
                                    Mark A. Schroeder, President and Director
                                    (Chief Executive Officer)
Date:
      --------------                --------------------------------------------
                                    George W. Astrike, Director

Date: March 22, 2001                /s/ David G. Buehler
      --------------                --------------------------------------------
                                    David G. Buehler, Director

Date: March 22, 2001                /s/ David B. Graham
      --------------                --------------------------------------------
                                    David B. Graham, Director

Date: March 22, 2001                /s/ William R. Hoffman
      --------------                --------------------------------------------
                                    William R. Hoffman, Director

Date: March 22, 2001                /s/ J. David Lett
      --------------                --------------------------------------------
                                    J. David Lett, Director
Date:
      --------------                --------------------------------------------
                                    C. James McCormick

Date: March 22, 2001                /s/ Gene C. Mehne
      --------------                --------------------------------------------
                                    Gene C. Mehne, Director

Date: March 22, 2001                /s/ Robert L. Ruckriegel
      --------------                --------------------------------------------
                                    Robert L. Ruckriegel, Director

Date: March 22, 2001                /s/ Larry J. Seger
      --------------                --------------------------------------------
                                    Larry J. Seger, Director

Date: March 22, 2001                /s/ Joseph F. Steurer
      --------------                --------------------------------------------
                                    Joseph F. Steurer, Director

Date: March 22, 2001                /s/ C. L. Thompson
      --------------                --------------------------------------------
                                    C.L. Thompson, Director

Date: March 22, 2001                /s/ Michael J. Voyles
      --------------                --------------------------------------------
                                    Michael J. Voyles, Director

Date: March 22, 2001                /s/ Richard E. Trent
      --------------                --------------------------------------------
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

                         3.2 Restated Bylaws of the Registrant, as amended January 30, 2001.

                         4.1 Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

                         4.2 No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission upon request copies of long-term debt instruments and related agreements.

                         4.3 Terms of Common Shares and Preferred Shares of German American Bancorp found in Restatement of Articles of Incorporation are incorporated by reference to Exhibit 3.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

      X                 10.1       The  Registrant's  1992 Stock Option Plan, as
                                   amended,  is  incorporated  by reference from
                                   Exhibit 10.1 to the Registrant's Registration
                                   Statement on Form S-4 filed October 14, 1998.

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

      X                 10.4       Amendment to Executive Deferred  Compensation
                                   Agreement  dated  August 31, 2000 between The
                                   German  American  Bank and George W. Astrike.

      X                 10.5       Director  Deferred   Compensation   Agreement
                                   between The German  American Bank and certain
                                   of its Directors,  is incorporated  herein by
                                   reference    from   Exhibit   10.4   to   the
                                   Registrant's  Registration  Statement on Form
                                   S-4 filed January 21, 1993 (The Agreement entered into by George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant's Registration Statement on Form
                                   S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors.) The schedule following
                                   Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as Exhibit 10.4.

      X                 10.6       Stock Option Agreement between the Registrant
                                   and George W. Astrike dated September 2, 1998
                                   is  incorporated by reference or from Exhibit
                                   10.9   to   the   Registrant's   Registration
                                   Statement on Form S-4 filed October 14, 1998.

      X                 10.7       Non-Qualified  Index  Executive  Supplemental
                                   Agreement dated September 1, 1998 between the
                                   Registrant   and   George   W.   Astrike   is
                                   incorporated by reference from Exhibit 10.10 to the Registrant's 1998 Form 10-K filed
                                   March 31, 1999.

      X                 10.8       Split Dollar Life  Insurance  Plan  Agreement
                                   dated November 5, 1998 between the Registrant
                                   and  George W.  Astrike  is  incorporated  by
                                   reference   from   Exhibit   10.11   to   the
                                   Registrant's  1998 Form 10-K filed  March 31,
                                   1999.

      X                 10.9       Agreement  for   Consulting   Services  dated
                                   August 21, 1998  between the  Registrant  and
                                   George  W.  Astrike,   is   incorporated   by
                                   reference    from   Exhibit   10.8   to   the
                                   Registrant's  1999 Form 10-K, filed March 29,
                                   2000.

      X                 10.10      Amendment   to   Agreement   for   Consulting
                                   Services  dated August 31, 2000,  between the
                                   Registrant and George W. Astrike.

                        10.11 Agreement and Plan of Reorganization dated June 27, 2000 among the Registrant, Holland Bancorp, Inc., The Holland National Bank, and The German American Bank, is incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed July 19, 2000 (File No. 333-41698).

                        21         Subsidiaries of the Registrant.

                        23.1       Consent of Crowe, Chizek and Company LLP

                        23.2       Consent of Krueger & Associates

                        23.3       Consent of KPMG LLP

                        99.1       Opinion of Krueger & Associates

                        99.2       Opinion of KPMG LLP

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an "X" in this column.