Form 10-Q
period 2001-03-31
GERMAN AMERICAN BANCORP
filed 2001-05-15
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

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

YES   [ X ]               NO  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                              Outstanding at May 1, 2001
     Common Stock,  No par value                        10,494,708

                             GERMAN AMERICAN BANCORP

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.
         Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

         Consolidated Statements of Income and Comprehensive Income -- Three months Ended March 31, 2001 and 2000

         Consolidated Statements of Cash Flows -- Three months Ended March 31, 2001 and 2000

         Notes to Consolidated Financial Statements  -- March 31, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                         GERMAN AMERICAN BANCORP
                                       CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands except per share data)

                                                                         March 31,          December 31,
                                                                           2001                 2000
                                                                       ------------         ------------
                                                                        (unaudited)
ASSETS
Cash and Due from Banks............................................... $     23,328         $     26,987
Federal Funds Sold and Other Short-term Investments...................       35,023                1,460
                                                                       ------------         ------------
     Cash and Cash Equivalents........................................       58,351               28,447

Interest-bearing Time Deposits with Banks.............................          399                1,495
Securities Available-for-Sale, at Market .............................      147,928              185,188
Securities Held-to-Maturity, at Cost .................................       22,283               28,454

Loans Held for Sale...................................................       15,623               71,372

Total Loans...........................................................      697,045              710,119
Less:  Unearned Income................................................         (505)                (375)
       Allowance for Loan Losses......................................       (8,874)              (9,274)
                                                                       ------------         ------------
Loans, Net............................................................      687,666              700,470

Stock in FHLB of Indianapolis, and Other Restricted Stock, at cost....       12,596               12,596
Premises, Furniture and Equipment, Net................................       20,900               21,065
Other Real Estate.....................................................        1,315                1,579
Intangible Assets.....................................................        2,219                2,147
Accrued Interest Receivable and Other Assets..........................       23,164               26,995
                                                                       ------------         ------------

       TOTAL ASSETS................................................... $    992,444         $  1,079,808
                                                                       ============         ============

LIABILITIES
Noninterest-bearing Deposits.......................................... $     85,136         $     89,146
Interest-bearing Deposits.............................................      619,630              646,424
                                                                       ------------         ------------
     Total Deposits...................................................      704,766              735,570

FHLB Advances and Other Borrowings....................................      179,701              235,230
Accrued Interest Payable and Other Liabilities........................        8,058               11,748
                                                                       ------------         ------------
       TOTAL LIABILITIES..............................................      892,525              982,548

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
     20,000,000 shares authorized.....................................       10,495               10,495
Preferred Stock, $10 par value; 500,000
     shares authorized, no shares issued .............................          ---                  ---
Additional Paid-in Capital............................................       63,175               63,175
Retained Earnings.....................................................       25,274               24,353
Accumulated Other Comprehensive Income (Loss) ........................          975                 (763)
                                                                       ------------         ------------

       TOTAL SHAREHOLDERS' EQUITY.....................................       99,919               97,260
                                                                       ------------         ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $    992,444         $  1,079,808
                                                                       ============         ============

End of period shares issued and outstanding........................... $ 10,494,708         $ 10,494,708
                                                                       ============         ============

See accompanying notes to consolidated financial statements.


                                         GERMAN AMERICAN BANCORP
                                    CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME
                         (unaudited, dollars in thousands except per share data)

                                                                               Three months Ended
                                                                                   March 31,
                                                                           2001                 2000
                                                                       ------------         ------------
INTEREST INCOME
Interest and Fees on Loans............................................ $     15,917         $     15,425
Interest on Federal Funds Sold and Other Short-term Investments.......          247                  226
Interest and Dividends on Securities:
   Taxable............................................................        2,354                2,821
   Non-taxable........................................................          848                  867
                                                                       ------------         ------------
     TOTAL INTEREST INCOME............................................       19,366               19,339

INTEREST EXPENSE
Interest on Deposits..................................................        7,663                7,808
Interest on FHLB Advances and Other Borrowings........................        3,233                2,929
                                                                       ------------         ------------
     TOTAL INTEREST EXPENSE...........................................       10,896               10,737
                                                                       ------------         ------------

NET INTEREST INCOME...................................................        8,470                8,602
Provision for Loan Losses.............................................          165                  315
                                                                       ------------         ------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES..................................................        8,305                8,287

NONINTEREST INCOME
Trust and Investment Product Fees.....................................          284                  364
Service Charges on Deposit Accounts...................................          536                  468
Insurance Revenues....................................................          948                  531
Net Gains on Sales of Loans and Related Assets, and Provision for
   Losses on Loans Held for Sale......................................          129                  (44)
Net Gain / (Loss) on Sales of Securities..............................            1                   (8)
Other Income..........................................................          397                  307
                                                                       ------------         ------------
     TOTAL NONINTEREST INCOME.........................................        2,295                1,618
                                                                       ------------         ------------

NONINTEREST EXPENSE
Salaries and Employee Benefits........................................        4,303                3,960
Occupancy Expense.....................................................          519                  475
Furniture and Equipment Expense.......................................          489                  523
Data Processing Fees..................................................          250                  217
Professional Fees.....................................................          202                  215
Advertising and Promotions............................................          267                  231
Supplies..............................................................          165                  216
Other Operating Expenses..............................................        1,209                1,141
                                                                       ------------         ------------
     TOTAL NONINTEREST EXPENSE........................................        7,404                6,978
                                                                       ------------         ------------

Income before Income Taxes............................................        3,196                2,927
Income Tax Expense....................................................          805                  760
                                                                       ------------         ------------
NET INCOME............................................................ $      2,391         $      2,167
                                                                       ============         ============

COMPREHENSIVE INCOME.................................................. $      4,129         $      1,681
                                                                       ============         ============

Earnings Per Share and Diluted Earnings Per Share..................... $       0.23         $       0.21

Dividends Per Share................................................... $       0.14         $       0.12

See accompanying notes to consolidated financial statements.


                                         GERMAN AMERICAN BANCORP
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited, dollar references in thousands)


                                                                             Three months Ended
                                                                                   March 31,
                                                                           2001                 2000
                                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income............................................................ $      2,391         $       2,167
Adjustments to Reconcile Net Income to Net Cash from
  Operating Activities:
     Net (Accretion) / Amortization on Securities.....................          (27)                 (39)
     Depreciation and Amortization....................................          607                  550
     Amortization of Mortgage Servicing Rights........................           52                   51
     Net Change in Loans Held for Sale................................       55,661                1,858
     Loss on Investment in Limited Partnership........................           46                   46
     Provision for Loan Losses........................................          165                  315
     Loss / (Gain) on Sale of Securities..............................            1                    8
     Loss / (Gain) on Sales of Loans and Related Assets,
       and Provision for Losses on Loans Held for Sale................         (129)                  44
     Loss / (Gain) on Sale of Property and Equipment..................         (208)                 ---
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets...........................        2,713                1,212
       Interest Payable and Other Liabilities.........................       (3,690)                (283)
                                                                       ------------         ------------
          Total Adjustments...........................................       55,191                3,762
                                                                       ------------         ------------
         Net Cash from Operating Activities...........................       57,582                5,929
                                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Interest-bearing Balances with Banks.....................        1,096                  601
   Proceeds from Maturities of Securities Available-for-Sale..........       46,428                3,517
   Purchase of Securities Available-for-Sale..........................         (630)              (4,542)
   Proceeds from Maturities of Securities Held-to-Maturity............          539                1,474
   Purchase of Securities Held-to-Maturity............................          ---                 (497)
   Purchase of Loans..................................................          ---               (1,443)
   Proceeds from Sales of Loans.......................................        1,640                  ---
   Loans Made to Customers, net of Payments Received..................       10,817               (8,349)
   Proceeds from Sales of Other Real Estate...........................          541                1,035
   Property and Equipment Expenditures................................         (499)                (556)
   Proceeds from the Sale of Property and Equipment ..................          343                  ---
   Acquire Insurance Company..........................................         (150)                 ---
                                                                       ------------         ------------
       Net Cash from Investing Activities.............................       60,125               (8,760)
                                                                       ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits.................................................      (30,804)              (2,385)
   Change in Short-term Borrowings....................................      (45,417)             (23,091)

   Advances of Long-term Debt.........................................          ---               62,850
   Repayments of Long-term Debt.......................................      (10,112)             (40,091)
   Dividends Paid.....................................................       (1,470)              (1,174)
                                                                       ------------         ------------
       Net Cash from Financing Activities.............................      (87,803)              (3,891)
                                                                       ------------         ------------

Net Change in Cash and Cash Equivalents...............................       29,904               (6,722)
   Cash and Cash Equivalents at Beginning of Year.....................       28,447               29,578
                                                                       ------------         ------------
   Cash and Cash Equivalents at End of Period......................... $     58,351         $     22,856
                                                                       ============         ============

See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


Note 1 -- Basis of Presentation

German  American  Bancorp  operates  primarily  in  the  banking  industry.  The accounting and reporting policies of German American Bancorp and its subsidiaries conform to Generally Accepted Accounting Principles and reporting followed by the banking industry. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 2000 Annual Report on Form 10-K.

On October 1, 2000 the Company completed a merger with Holland Bancorp, Inc. Holland Bancorp was merged with and into the Company, with the simultaneous merger of Holland's sole bank subsidiary, The Holland National Bank, into the Company's subsidiary, The German American Bank. This merger was accounted for as a pooling of interests and prior period financial information has been restated accordingly.

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

Note 2 -- Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                                  Three  months Ended
                                                                       March 31,
                                                               2001                  2000
                                                           ------------         ------------

Earnings per Share:
Net Income                                                 $  2,391,000         $  2,167,000

Weighted Average Shares Outstanding                          10,494,708           10,475,224
                                                           ------------         ------------

     Earnings per Share:                                   $       0.23         $       0.21
                                                           ============         ============

Diluted Earnings per Share:
Net Income                                                 $  2,391,000       $    2,167,000

Weighted Average Shares Outstanding                          10,494,708           10,475,224
Stock Options, Net                                                  ---                  956
                                                           ------------       --------------

     Diluted Weighted Average Shares Outstanding             10,494,708           10,476,180
                                                           ------------         ------------

     Diluted Earnings per Share                            $       0.23         $       0.21
                                                           ============         ============

Note 3 - Securities

The amortized cost and estimated market values of Securities as of March 31, 2001 are as follows (dollars in thousands):

                                                                                   Estimated
                                                            Amortized                Market
Securities Available-for-Sale:                                Cost                   Value
                                                          ------------           -------------
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies            $     48,602           $      48,443
Obligations of State and Political Subdivisions                 31,006                  32,192
Asset-/Mortgage-backed Securities                               50,647                  50,953
Equity Securities                                               16,058                  16,340
                                                          ------------           -------------
     Total                                                $    146,313           $     147,928
                                                          ============           =============

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions           $    22,283            $      22,954
                                                          ===========            =============


The amortized cost and estimated market values of Securities as of December 31, 2000 are as follows (dollars in thousands):

                                                                                    Estimated
                                                            Amortized                Market
Securities Available-for-Sale:                                Cost                    Value
                                                          ------------           -------------
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies            $     96,315           $      95,102
Obligations of State and Political Subdivisions                 26,057                  26,669
Asset-/Mortgage-backed Securities                               52,004                  51,336
Equity Securities                                               12,077                  12,081
                                                          ------------           -------------
     Total                                                $    186,453           $     185,188
                                                          ============           =============

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions           $     28,093           $      28,590
Asset-/Mortgage-backed Securities                                  361                     363
                                                          ------------           -------------
     Total                                                $     28,454           $      28,953
                                                          ============           =============


Note 4 - Deposits

Total deposits, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):

                                                             March 31,            December 31,
                                                               2001                   2000
                                                          ------------           -------------
Demand                                                    $     85,136           $      89,146
Savings and Interest-bearing Checking                          120,964                 123,867
Money Market Accounts                                           72,116                  70,226
Other Time Deposits                                            354,760                 350,854
                                                          ------------           -------------
     Total Core Deposits                                       632,976                 634,093
Certificates of Deposit of $100,000 or more
     And Brokered Deposits                                      71,790                 101,477
                                                          ------------           -------------
     Total                                                $    704,766           $     735,570
                                                          ============           =============

Note 5 - Segment Information

The Company's operations include three primary segments: retail banking, mortgage banking, and insurance operations. The retail banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and single-family residential mortgage loans, primarily in the affiliate bank's local markets. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; and the servicing of mortgage loans for investors. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate bank's local markets.

The retail segment is comprised of community banks with 27 banking offices in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the retail-banking segment. Primary revenues for the mortgage-banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale sources. Other revenues are gains on sales of loans and gain on sales of and capitalization of mortgage servicing rights (MSR), and loan servicing income. The insurance segment consists of five full-service independent insurance agencies in Southwestern Indiana. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

The following segment financial information has been derived from the internal financial statements of German American Bancorp, which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Other column below, along with minor amounts to eliminate transactions between segments.

Three months  Ended  March 31,  2001
                                            Retail      Mortgage                           Consolidated
                                            Banking     Banking      Insurance   Other        Totals
                                            -------     -------      ---------   -----        ------

Net Interest Income                        $  7,557     $    834     $    9     $   70     $    8,470
Gain on Sales of Loans and Related
    Assets and Provision for Losses
    on Loans Held for Sale                       (5)         134        ---        ---            129
Servicing Income                                ---           95        ---        ---             95
Insurance Revenues                               51           36        892        (31)           948
Noncash Items:
Provision for Loan Losses                       165          ---        ---        ---            165
MSR Amortization & Valuation                    ---          219        ---        ---            219
Provision for Income Taxes                    1,169           81         90       (535)           805
Segment Profit                                2,631          124        161       (525)         2,391
Segment Assets                              862,495      122,623      3,792      3,534        992,444

Three months Ended March 31, 2000
                                            Retail      Mortgage                           Consolidated
                                            Banking     Banking      Insurance   Other        Totals
                                            -------     -------      ---------   -----        ------

Net Interest Income                        $  7,484     $  1,027     $    2        $89     $    8,602
Gain on Sales of Loans and Related
    Assets and Provision for Losses
    on Loans Held for Sale                       (1)         (43)       ---        ---            (44)
Servicing Income                                ---          101        ---        ---            101
Insurance Revenues                               42           21        468        ---            531
Noncash Items:
Provision for Loan Losses                       173          142        ---        ---            315
MSR Amortization & Valuation                    ---           51        ---        ---             51
Provision for Income Taxes                    1,121           84         29       (474)           760
Segment Profit                                2,417          127         49       (426)         2,167
Segment Assets                              868,118      177,957      2,601      5,603      1,054,279


Note 6 - New Accounting Pronouncements

Beginning January 1, 2001 a new accounting standard, Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. At January 1 and March 31, 2001 the Company's derivatives include forward commitments to sell mortgage loans and interest rate caps. The effect of adopting FAS 133 at January 1, 2001 was not material to the Company's financial statements.

In conjunction with the adoption of FAS 133, the Company reclassified certain investment securities from the held-to-maturity portfolio to the available-for-sale portfolio. The reclassified securities had a carrying value of $5,637 and a market value of $5,784, resulting in a net increase in equity of $88 at the time of transfer.

Note 7 - Subsequent Events

On April 26, 2001 the Company announced that its Board of Directors has approved a stock repurchase program for up to 525,000 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company intends to commence bidding for shares on May 14, 2001. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.

ITEM 2.
                             GERMAN AMERICAN BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. The Company's Common Stock is traded on NASDAQ's National Market System under the symbol GABC. The Company operates five affiliate community banks with 27 banking offices and 5 full-service insurance agencies in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer. The banks' wide range of personal and corporate financial services include making commercial and consumer loans; marketing, originating, and servicing mortgage loans; providing trust, investment advisory and brokerage services; accepting deposits and providing safe deposit facilities. The Company's insurance activities include offering a full range of title, property, casualty, life and credit insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2001 and December 31, 2000 and the consolidated results of operations for the three-month periods ended March 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2000 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Income:

Net income increased $224,000 to $2,391,000 or $0.23 per share for the quarter ended March 31, 2001 compared to $2,167,000 or $0.21 per share for the first quarter of 2000. The increased earnings were primarily attributable to non-interest income growth within both the Company's core retail banking operation and its insurance operations.

Net Interest Income:

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

                                        Three months                     Change from
                                       Ended March 31,                   Prior Period
                                     2001           2000              Amount      Percent
                                  -----------    -----------         ---------     -------
Interest Income (T/E)             $    19,855    $    19,812         $      43      0.2%
Interest Expense                       10,896         10,737               159      1.5%
                                  -----------    -----------         ---------
     Net Interest Income (T/E)    $     8,959    $     9,075         $    (116)    -1.3%
                                  ===========    ===========         =========

Net interest income decreased $132,000 or 1.5% ($116,000 or 1.3% on a tax-equivalent basis) for the quarter ended March 31, 2001 compared with the first quarter of 2000. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the first quarter of 2001, the net interest margin was 3.74% compared to 3.67% for the comparable period of 2000.

Late in the fourth quarter of 2000, the Company initiated a repositioning of its balance sheet within the mortgage banking component of the Company's operations to facilitate a strengthening of the overall credit quality within the loan portfolio, to allow for a reduction of the Company's wholesale funding and to balance more evenly the level of interest rate risk between loans, deposits, and other funding vehicles. This repositioning primarily involved the reclassification of approximately $69.8 million of sub-prime, out-of-market mortgage loans as held-for-sale in December 2000 and the subsequent sale of these loans in February 2001. The Company no longer originates these types of loans.

The decline in the Company's net interest income is largely attributable to a decline in the level of interest earning assets. The decline in interest earning assets is attributable to the call of $46.7 million of investment securities due to the declining interest rate environment during the first quarter of 2001 and the aforementioned sale of sub-prime mortgage loans. Average loans outstanding declined $7.4 million during the first quarter of 2001 compared with the same period of the prior year as strong loan growth during the last nine months of 2000 largely offset the impact on average loans outstanding of the sale of sub-prime out-of-market residential mortgage loans during February 2001. Proceeds from the called investment securities and sale of sub-prime residential mortgage loans were used to reduce short-term wholesale funding, including jumbo and brokered deposits and FHLB advances.

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

The consolidated provision for loan losses was $165,000 for the three months ended March 31, 2001 compared to $315,000 for the same period of 2000. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses. The lower level of provision was a result of the liquidation of the Company's sub-prime out-of-market residential mortgage loan portfolio.

Net charge-offs were $566,000 or 0.31% annualized of average loans the three months ended March 31, 2001 compared to $236,000 or 0.13% annualized of average loans in the first quarter of 2000. A significant amount of the net charge-offs during 2001 and 2000 were related to the sub-prime residential real estate loans housed in the mortgage banking division. Certain non-performing sub-prime loans that were not sold as a part of the balance sheet restructuring have been charged-off against the Company's allowance as the properties were acquired in satisfaction of the loans.

Non-performing loans represented 0.67% of total loans at March 31, 2001 compared to 1.34% at December 31, 2000. The significant improvement is related to the liquidation substantially all of the Company's out-of-market sub-prime residential real estate portfolio. See discussion of "Financial Condition" for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income for the quarter ended March 31, 2001 increased $677,000 or 42% compared with the first quarter of 2000. The increase resulted primarily from growth in Insurance Revenues and Net Gains on Sales of Loans and Related Assets and gains on sales of property and equipment.

Insurance Revenues increased $417,000 or 79% for the three months ended March 31, 2001 compared with the same period during 2000. The increases were primarily due to an overall growth in the property and casualty insurance operations of Doty Insurance Agency, Inc. In addition, Insurance Revenues increased due to the initiation during 2000 of the Company's credit life and disability reinsurance operation through German American Reinsurance Company, Ltd. (GARC). No insurance income was realized by GARC until late 2000.

Net Gains on Sales of Loans and Related Assets, and Provision for Market Losses on Loans Held for Sale are derived predominantly from the Company's mortgage banking division. The net gain increased $173,000 in the quarter ended March 31, 2001 compared with 2000. The increased gain on sales of loans resulted from the lowering interest rate environment during the first quarter of 2001 and an increased level of loan sales to the secondary markets. Loans sales totaled $13.0 million during the first three months of 2001 compared with $5.5 million in 2000.

The Net Gain on Sale of Loans and Related Assets was reduced in the first quarter of 2001 by an $87,000 valuation of the forward commitments to sell mortgage loans used to manage interest rate risk associated with the mortgage banking division's residential mortgage loan pipeline. This valuation resulted from the Company's first quarter following a new accounting standard, FAS 133. This valuation included $52,000 of expense at adoption on January 1, 2001, and $35,000 of additional expense during the quarter.

Other non-interest income increased $90,000 due primarily to the gain on a sale of a former branch office facility. The Company sold a duplicative branch office facility acquired in a recent acquisition for a gain of $214,000. The branch operations were merged into an existing branch location. The increase from the gain on sale reported in other non-interest income was partially offset by an impairment adjustment recognized during the quarter on mortgage servicing rights. The impairment adjustment totaled $167,000 and was caused by the decline in market interest rates.

Non-interest Expense:

Non-interest expenses increased $426,000 or 6% for the three months ended March 31, 2001 as compared to the same period of the prior year. The increases primarily occurred in Salaries and Employee Benefits.

Salaries and Employee Benefits increased $343,000 or 9% during the quarter ended March 31, 2001 compared with the same period in 2000. Salaries and Employee Benefits comprised approximately 58% of total non-interest expense in the first quarter of 2001 and 57% in 2000. The increase in Salaries and Employee Benefits was primarily attributable to two factors. First, the Company transitioned to a pay-for-performance incentive plan in late 2000 and the first quarter of 2001 resulting in increased compensation expense. Second, employee medical insurance benefits increased 58% during the first quarter of 2001 compared with the same period in 2000.

Income Taxes:

The Company's effective income tax rate approximated 25% and 26% of pre-tax income during the three months ended March 31, 2001 and 2000, respectively, and is lower than the blended statutory rate of 39.6%. This lower effective rate results primarily from the Company's tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects.

FINANCIAL CONDITION

Total assets at March 31, 2001 decreased $87.4 million to $992.4 million compared with $1.080 billion in total assets at December 31, 2000. Loans, net of unearned income and allowance for loan losses, decreased by $13.1 million during the first quarter of 2001. Loans Held for Sale declined by $55.7 million as a result of the sale of sub-prime residential mortgage loans that was completed in February 2001. Investment securities declined $43.4 million to $170.2 million at March 31, 2001 compared with $213.6 million at year-end. The decline was the result of the call of $46.7 million of investment securities during the first quarter of 2001.

Interest-bearing Deposits decreased by $26.8 million during the three months ended March 31, 2001. These declines were primarily in jumbo and brokered deposits. FHLB Advances and Other Borrowings declined by $55.5 million during the three months ended March 31, 2001. The bulk of the proceeds from the called securities and sub-prime residential mortgage loan sale were used to reduce wholesale funding including short-term borrowings from the FHLB and jumbo and brokered deposits.

Federal Funds Sold and Other Short-term Investments increased $33.6 million during the quarter as a result of the called securities and sale of sub-prime residential mortgage loans. These balances will be used in future periods to continue to liquidate short-term wholesale funding sources utilized by the Company.

Non-performing Assets:

The following is an analysis of the Company's non-performing assets at March 31, 2001 and December 31, 2000 (dollars in thousands):

                                                        March 31,      December 31,
                                                           2001             2000
                                                       -----------     -------------
Non-accrual Loans                                      $     3,178     $       8,014
Loans contractually past due 90 days or more                 1,487             1,513
Renegotiated Loans                                             ---               ---
                                                       -----------     -------------
     Total Non-performing Loans                              4,665             9,527
                                                       -----------     -------------

Other Real Estate                                            1,315             1,579
                                                       -----------     -------------
     Total Non-performing Assets                       $     5,980     $      11,106
                                                       ===========     =============

Allowance for Loan Loss to Non-performing Loans             190.23%            97.34%
Non-performing Loans to Total Loans                           0.67%             1.34%


The  significant  decline  in  non-performing   loans  was  the  result  of  the
liquidation of substantially all of the mortgage banking division's sub-prime out-of-market residential real estate loan portfolio.

Capital Resources:

Shareholders' equity totaled $99.9 million at March 31, 2001 or 10.1% of total assets, an increase of $2.7 million from December 31, 2000.

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

Tier 1, or core capital, consists of shareholders' equity less goodwill, core deposit intangibles, and certain deferred tax assets defined by bank regulations. Tier 2 capital currently consists of the amount of the allowance for loan losses which does not exceed a defined maximum allowance limit of 1.25 percent of gross risk adjusted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

At March 31, 2001 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

The table  below  presents  the  Company's  consolidated  capital  ratios  under regulatory guidelines:
                                                           To be Well
                                                          Capitalized
                                                          Under Prompt
                                           Minimum        Corrective
                                         for Capital         Action           At               At
                                           Adequacy        Provisions      March 31,      December 31,
                                           Purposes         (FDICIA)         2001             2000
                                         ------------     ------------     ----------     ------------
Leverage Ratio                              4.00%             5.00%          9.39%            8.91%
Tier 1 Capital to Risk-adjusted Assets      4.00%             6.00%         13.97%           13.13%
Total Capital to Risk-adjusted Assets       8.00%            10.00%         15.26%           14.38%

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first three months of 2001, operating activities provided $57.6 million of available cash, which included net income of $2.4 million. Major cash outflows experienced during the three months ended March 31, 2001 included $1.5 million in dividends, a $30.8 million decrease in deposits, and $55.5 million in repayment on borrowings.

The proceeds from the maturities and sales of securities exceeded the cash outflows from the purchases of securities by approximately $46.3 million. Total cash inflows for the period exceeded outflows by $29.9 million, leaving cash and cash equivalents of $58.4 million at March 31, 2001.

Forward-looking Statements:

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company's loans and other assets; simulations of changes in interest rates; litigation results; and dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project," "estimate," "believe" or "anticipate."

The Company may include forward-looking statements in filings with the Securities and Exchange Commission ("SEC"), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. Factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements include the effects of competition, technological changes and legal and regulatory developments; acquisitions of other businesses by the Company and integrations of such acquired businesses; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Company's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; changes in the securities markets; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its Form 10-K report for the year ended December 31, 2000 and from time to time in the Company's other SEC reports when considering any forward-looking statement.

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

The table below provides an assessment of the risk to NPV in the event of sudden and sustained 2% increase and decrease in prevailing interest rates. The table indicates that as of March 31, 2001 the Company's estimated NPV has shown significant improvement over year-end results in a sudden and sustained 2% increase in rates (dollars in thousands).


                 Interest Rate Sensitivity as of March 31, 2001

                                                     Net Portfolio Value
                          Net Portfolio               as a % of Present
                              Value                    Value of Assets
        Changes
       In rates      $ Amount       $ Change       NPV Ratio     Change
       --------      --------       --------       ---------     ------

          +2%         $78,542        (19.6)%         8.16%     (164) b.p.
         Base          97,668          ---           9.80       ---
          -2%         100,251          2.6           9.84         4 b.p.

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

PART II.  OTHER INFORMATION

Item 5.    Other Information

On April 26, 2001 the Company announced that its Board of Directors has approved a stock repurchase program for up to 525,000 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company intends to commence bidding for shares on May 14, 2001. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.

The Company intends to use the repurchased shares principally to fund the Company's 5% annual stock dividend that has been paid in December of each year since 1995, if and when such dividend is declared and issued. The Company may also use the repurchased shares for the Company's stock option and other stock-based employee benefit plans, its direct stock purchase and dividend reinvestment plan, and for general corporate purposes.


Item 6.    Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:

     3.1  Restatement  of  Articles  of   Incorporation  of  the  Registrant  is
          incorporated by reference to Exhibit 3.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

     3.2 Restated Bylaws of the Registrant as amended January 31, 2001, are incorporated by reference from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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


(b)  Reports on Form 8-K

Therewere no reports on Form 8-K filed during the period ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GERMAN AMERICAN BANCORP


Date   May 15, 2001                      By  /s/ Mark A. Schroeder
      ------------------------           ---------------------------------------
                                         Mark A. Schroeder
                                         President and CEO


Date   May 15, 2001                      By  /s/Richard E. Trent
      ------------------------           ---------------------------------------
                                         Richard E. Trent
                                         Chief Financial Officer and
                                         Principal Accounting Officer