Form 10-Q
period 2001-06-30
GERMAN AMERICAN BANCORP
filed 2001-08-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]         Quarterly   Report  pursuant  to  Section  13  or  15(d)  of  the
               Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding at August 1, 2001
Common Stock,  No par value                               10,510,139

                             GERMAN AMERICAN BANCORP

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

          Consolidated Statements of Income and Comprehensive Income -- Three and Six months Ended June 30, 2001 and 2000

          Consolidated Statements of Cash Flows -- Six months Ended June 30, 2001 and 2000

          Notes to Consolidated Financial Statements -- June 30, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.


PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           GERMAN AMERICAN BANCORP
                                         CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands except per share data)

                                                                            June 30,            December 31,
                                                                              2001                  2000
                                                                          ------------          -----------
                                                                           (unaudited)
ASSETS
Cash and Due from Banks................................................   $     23,458          $    26,987
Federal Funds Sold and Other Short-term Investments....................         88,025                1,460
                                                                          ------------          -----------
     Cash and Cash Equivalents.........................................        111,483               28,447

Interest-bearing Time Deposits with Banks..............................            299                1,495
Securities Available-for-Sale, at Market ..............................        121,959              185,188
Securities Held-to-Maturity, at Cost ..................................         22,180               28,454

Loans Held for Sale....................................................         11,129               71,372

Total Loans............................................................        685,023              710,119
Less:  Unearned Income.................................................           (629)                (375)
       Allowance for Loan Losses.......................................         (8,832)              (9,274)
                                                                          ------------          -----------
Loans, Net.............................................................        675,562              700,470

Stock in FHLB of Indianapolis, and Other Restricted Stock, at cost.....         12,596               12,596
Premises, Furniture and Equipment, Net.................................         20,579               21,065
Other Real Estate......................................................            732                1,579
Intangible Assets......................................................          2,141                2,147
Accrued Interest Receivable and Other Assets...........................         31,105               26,995
                                                                          ------------          -----------
       TOTAL ASSETS....................................................   $  1,009,765          $ 1,079,808
                                                                          ============          ===========

LIABILITIES
Noninterest-bearing Demand Deposits....................................   $     84,051          $    89,146
Interest-bearing Demand, Savings and Money Market Accounts.............        214,214              194,093
Time Deposits < $100,000...............................................        355,983              350,854
Time Deposits $100,000 or more and Brokered Deposits...................         58,933              101,477
                                                                          ------------          -----------
     Total Deposits....................................................        713,181              735,570

FHLB Advances and Other Borrowings.....................................        184,877              235,230
Accrued Interest Payable and Other Liabilities.........................         10,571               11,748
                                                                          ------------          -----------
       TOTAL LIABILITIES...............................................        908,629              982,548

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
     20,000,000 shares authorized......................................         10,510               10,495
Preferred Stock, $10 par value; 500,000
     shares authorized, no shares issued ..............................            ---                  ---
Additional Paid-in Capital.............................................         63,389               63,175
Retained Earnings......................................................         26,339               24,353
Accumulated Other Comprehensive Income (Loss) .........................            898                 (763)
                                                                          ------------          -----------

       TOTAL SHAREHOLDERS' EQUITY......................................        101,136               97,260
                                                                          ------------          -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................   $  1,009,765          $ 1,079,808
                                                                          ============          ===========
End of period shares issued and outstanding............................     10,509,956           10,494,708
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


                                           GERMAN AMERICAN BANCORP
                                      CONSOLIDATED STATEMENTS OF INCOME
                                          AND COMPREHENSIVE INCOME
                           (unaudited, dollars in thousands except per share data)


                                                                                  Three months Ended
                                                                                        June 30,
                                                                              2001                  2000
                                                                          ------------          -----------
INTEREST INCOME
Interest and Fees on Loans.............................................   $     14,802          $    16,020
Interest on Federal Funds Sold and Other Short-term Investments........            723                  205
Interest and Dividends on Securities:
   Taxable.............................................................          1,664                2,815
   Non-taxable.........................................................            865                  882
                                                                          ------------          -----------
     TOTAL INTEREST INCOME.............................................         18,054               19,922

INTEREST EXPENSE
Interest on Deposits...................................................          7,248                7,805
Interest on FHLB Advances and Other Borrowings.........................          2,843                3,477
                                                                          ------------          -----------
     TOTAL INTEREST EXPENSE............................................         10,091               11,282
                                                                          ------------          -----------

NET INTEREST INCOME....................................................          7,963                8,640
Provision for Loan Losses..............................................            165                  350
                                                                          ------------          -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES...................................................          7,798                8,290

NONINTEREST INCOME
Trust and Investment Product Fees......................................            307                  334
Service Charges on Deposit Accounts....................................            621                  523
Insurance Revenues.....................................................            842                  610
Other Income...........................................................            389                  312
Net Gains on Sales of Loans and Related Assets, and Provision for
   Losses on Loans Held for Sale.......................................            594                   83
Net Gain / (Loss) on Sales of Securities...............................            ---                  ---
                                                                          ------------          -----------
     TOTAL NONINTEREST INCOME..........................................          2,753                1,862
                                                                          ------------          -----------

NONINTEREST EXPENSE
Salaries and Employee Benefits.........................................          3,944                3,741
Occupancy Expense......................................................            479                  507
Furniture and Equipment Expense........................................            476                  516
Data Processing Fees...................................................            264                  202
Professional Fees......................................................            259                  249
Advertising and Promotions.............................................            268                  214
Supplies...............................................................            184                  192
Other Operating Expenses...............................................          1,213                1,112
                                                                          ------------          -----------
     TOTAL NONINTEREST EXPENSE.........................................          7,087                6,733
                                                                          ------------          -----------

Income before Income Taxes.............................................          3,464                3,419
Income Tax Expense.....................................................            930                  949
                                                                          ------------          -----------
NET INCOME.............................................................   $      2,534          $     2,470
                                                                          ============          ===========

COMPREHENSIVE INCOME...................................................   $      2,457          $     2,317
                                                                          ============          ===========

Earnings Per Share and Diluted Earnings Per Share......................   $       0.24          $      0.23

Dividends Per Share....................................................   $       0.14          $      0.13


                        See accompanying notes to consolidated financial statements.

                                           GERMAN AMERICAN BANCORP
                                      CONSOLIDATED STATEMENTS OF INCOME
                                          AND COMPREHENSIVE INCOME
                           (unaudited, dollars in thousands except per share data)


                                                                                   Six months Ended
                                                                                       June 30,
                                                                              2001                  2000
                                                                          ------------          -----------
INTEREST INCOME
Interest and Fees on Loans.............................................   $     30,719          $    31,445
Interest on Federal Funds Sold and Other Short-term Investments........            970                  431
Interest and Dividends on Securities:
   Taxable.............................................................          4,018                5,636
   Non-taxable.........................................................          1,713                1,749
                                                                          ------------          -----------
     TOTAL INTEREST INCOME.............................................         37,420               39,261

INTEREST EXPENSE
Interest on Deposits...................................................         14,911               15,613
Interest on FHLB Advances and Other Borrowings.........................          6,076                6,406
                                                                          ------------          -----------
     TOTAL INTEREST EXPENSE............................................         20,987               22,019
                                                                          ------------          -----------

NET INTEREST INCOME....................................................         16,433               17,242
Provision for Loan Losses..............................................            330                  665
                                                                          ------------          -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES...................................................         16,103               16,577

NONINTEREST INCOME
Trust and Investment Product Fees......................................            591                  698
Service Charges on Deposit Accounts....................................          1,157                  991
Insurance Revenues.....................................................          1,790                1,141
Other Income...........................................................            786                  619
Net Gains on Sales of Loans and Related Assets, and Provision for
   Losses on Loans Held for Sale.......................................            723                   39
Net Gain / (Loss) on Sales of Securities...............................              1                   (8)
                                                                          ------------          -----------
     TOTAL NONINTEREST INCOME..........................................          5,048                3,480
                                                                          ------------          -----------

NONINTEREST EXPENSE
Salaries and Employee Benefits.........................................          8,247                7,701
Occupancy Expense......................................................            998                  982
Furniture and Equipment Expense........................................            965                1,039
Data Processing Fees...................................................            514                  419
Professional Fees......................................................            461                  464
Advertising and Promotions.............................................            535                  445
Supplies...............................................................            349                  408
Other Operating Expenses...............................................          2,422                2,253
                                                                          ------------          -----------
     TOTAL NONINTEREST EXPENSE.........................................         14,491               13,711
                                                                          ------------          -----------

Income before Income Taxes.............................................          6,660                6,346
Income Tax Expense.....................................................          1,735                1,709
                                                                          ------------          -----------
NET INCOME.............................................................   $      4,925          $     4,637
                                                                          ============          ===========

COMPREHENSIVE INCOME...................................................   $      6,586          $     4,128
                                                                          ============          ===========

Earnings Per Share and Diluted Earnings Per Share......................   $       0.47          $      0.44

Dividends Per Share....................................................   $       0.28          $      0.26

                        See accompanying notes to consolidated financial statements.

                                           GERMAN AMERICAN BANCORP
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited, dollar references in thousands)


                                                                                   Six months Ended
                                                                                       June 30,
                                                                              2001                  2000
                                                                          ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.............................................................   $      4,925          $     4,637
Adjustments to Reconcile Net Income to Net Cash from
  Operating Activities:
     Net (Accretion) / Amortization on Securities......................            (59)                 (76)
     Depreciation and Amortization.....................................          1,211                1,191
Amortization of Mortgage Servicing Rights..............................             97                   99
     Net Change in Loans Held for Sale.................................         60,195                  659
     Loss on Investment in Limited Partnership.........................            112                   82
     Provision for Loan Losses.........................................            330                  665
     Loss / (Gain) on Sale of Securities...............................             (1)                   8
     Loss / (Gain) on Sales of Loans and Related Assets, and
       Provision for Losses on Loans Held for Sale.....................           (723)                 (39)
     Loss / (Gain) on Sale of Property and Equipment...................           (194)                 ---
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets............................         (4,575)                 207
       Interest Payable and Other Liabilities..........................         (1,177)              (1,836)
                                                                          ------------          -----------
          Total Adjustments............................................         55,216                  960
                                                                          ------------          -----------
         Net Cash from Operating Activities............................         60,141                5,597
                                                                          ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Interest-bearing Balances with Banks......................          1,196                2,691
   Proceeds from Maturities of Securities Available-for-Sale...........         79,697                6,376
   Purchase of Securities Available-for-Sale...........................         (8,032)              (4,717)
   Proceeds from Maturities of Securities Held-to-Maturity.............            649                1,845
   Purchase of Securities Held-to-Maturity.............................            ---               (2,947)
   Purchase of Loans...................................................            ---               (1,472)
   Proceeds from Sales of Loans........................................          2,290                  500
   Loans Made to Customers, net of Payments Received...................         22,039              (30,474)
   Proceeds from Sale of Mortgage Servicing Rights.....................            ---                  111
   Proceeds from Sales of Other Real Estate............................          1,344                2,379
   Property and Equipment Expenditures.................................           (719)              (1,114)
   Proceeds from the Sale of Property and Equipment ...................            344                  ---
   Acquire Affiliates and Adjust to Conform Fiscal Years...............            ---                 (298)
   Acquire Insurance Agency............................................           (150)                 ---
                                                                          ------------          -----------
       Net Cash from Investing Activities..............................         98,658              (27,120)
                                                                          ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits..................................................        (22,389)             (28,715)
Change in Short-term Borrowings........................................        (40,239)              (5,627)
   Advances of Long-term Debt..........................................            ---               92,850
   Repayments of Long-term Debt........................................        (10,114)             (42,627)
   Issuance of Common Stock............................................              2                    8
   Purchase / Retirement of Common Stock...............................            (84)
   Dividends Paid......................................................         (2,939)              (2,549)
                                                                          ------------          -----------
       Net Cash from Financing Activities..............................        (75,763)              13,340
                                                                          ------------          -----------

Net Change in Cash and Cash Equivalents................................         83,036               (8,183)
   Cash and Cash Equivalents at Beginning of Year......................         28,447               29,578
                                                                          ------------          -----------
   Cash and Cash Equivalents at End of Period..........................   $    111,483          $    21,395
                                                                          ============          ===========

Non-cash Investing Activities -- See Note 5

                        See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)


Note 1 -- Basis of Presentation

German  American  Bancorp  operates  primarily  in  the  banking  industry.  The accounting and reporting policies of German American Bancorp and its subsidiaries conform to Generally Accepted Accounting Principles and reporting followed by the banking industry. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in German American Bancorp's December 31, 2000 Annual Report on Form 10-K.

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

Note 2 -- Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                                    Three months Ended
                                                                         June 30,
                                                                2001                  2000
                                                            ------------          -----------
Earnings per Share:
Net Income                                                  $  2,534,000          $ 2,470,000

Weighted Average Shares Outstanding                           10,499,538           10,478,436
                                                            ------------          -----------
     Earnings per Share:                                    $       0.24          $      0.23
                                                            ============          ===========

Diluted Earnings per Share:
Net Income                                                  $  2,534,000          $ 2,470,000

Weighted Average Shares Outstanding                           10,499,538           10,478,513
Stock Options, Net                                                 1,462                   77
                                                            ------------          -----------

     Diluted Weighted Average Shares Outstanding              10,501,000           10,478,513
                                                            ------------          -----------

     Diluted Earnings per Share                             $       0.24          $      0.23
                                                            ============          ===========



                                                                    Three months Ended
                                                                         June 30,
                                                                2001                  2000
                                                            ------------          -----------
Earnings per Share:
Net Income                                                  $  4,925,000          $ 4,637,000

Weighted Average Shares Outstanding                           10,497,136           10,476,830
                                                            ------------          -----------

     Earnings per Share:                                    $       0.47          $      0.44
                                                            ============          ===========

Diluted Earnings per Share:
Net Income                                                  $  4,925,000          $ 4,637,000

Weighted Average Shares Outstanding                           10,497,136           10,476,830
Stock Options, Net                                                     7                  137
                                                            ------------          -----------

     Diluted Weighted Average Shares Outstanding              10,497,143           10,476,967
                                                            ------------          -----------

     Diluted Earnings per Share                             $       0.47          $      0.44
                                                            ============          ===========

Note 3 - Securities

The amortized cost and estimated market values of Securities as of June 30, 2001 are as follows (dollars in thousands):

                                                                                   Estimated
                                                             Amortized              Market
Securities Available-for-Sale:                                  Cost                 Value
                                                            ------------          -----------
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies              $     18,753          $    18,569
Obligations of State and Political Subdivisions                   31,932               32,911
Asset-/Mortgage-backed Securities                                 53,730               54,108
Equity Securities                                                 16,058               16,371
                                                            ------------          -----------
     Total                                                  $    120,473          $   121,959
                                                            ============          ===========

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions             $     22,180          $    22,678
                                                            ============          ===========

The amortized cost and estimated market values of Securities as of December 31, 2000 are as follows (dollars in thousands):

                                                                                   Estimated
                                                             Amortized              Market
Securities Available-for-Sale:                                  Cost                 Value
                                                            ------------          -----------
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies              $     96,315          $    95,102
Obligations of State and Political Subdivisions                   26,057               26,669
Asset-/Mortgage-backed Securities                                 52,004               51,336
Equity Securities                                                 12,077               12,081
                                                            ------------          -----------
     Total                                                  $    186,453          $   185,188
                                                            ============          ===========

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions             $     28,093          $    28,590
Asset-/Mortgage-backed Securities                                    361                  363
                                                            ------------          -----------
     Total                                                  $     28,454          $    28,953
                                                            ============          ===========

Note 4 - Segment Information

The Company's operations include three primary segments: retail banking, mortgage banking, and insurance operations. The retail banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and single-family residential mortgage loans, primarily in the affiliate bank's local markets. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; and the servicing of mortgage loans for investors. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks' local markets.

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

Three months Ended June 30, 2001
                                             Retail        Mortgage                                      Consolidated
                                             Banking        Banking       Insurance        Other            Totals
                                            -------------------------------------------------------------------------

Net Interest Income                         $  7,701       $    197       $       9      $      56       $      7,963
Gain on Sales of Loans and Related
    Assets and Provision for Losses
    on Loans Held for Sale                       223            371             ---            ---                594
Servicing Income                                 ---            143             ---            (53)                90
Insurance Revenues                                61             53             747            (19)               842
Noncash Items:
Provision for Loan Losses                        165            ---             ---            ---                165
MSR Amortization & Valuation                     ---             12             ---            ---                 12
Provision for Income Taxes                     1,243            118              72           (503)               930
Segment Profit                                 2,759            179              74           (478)             2,534
Segment Assets                               880,615        122,665           3,658          2,827          1,009,765

Three months Ended June 30, 2000
                                             Retail        Mortgage                                      Consolidated
                                             Banking        Banking       Insurance        Other            Totals
                                            -------------------------------------------------------------------------

Net Interest Income                         $  7,613       $    953       $       4      $      70       $      8,640
Gain on Sales of Loans and Related
    Assets and Provision for Losses
    on Loans Held for Sale                        26             57             ---            ---                 83
Servicing Income                                 ---            111             ---            (10)               101
Insurance Revenues                                77             28             505            ---                610
Noncash Items:
Provision for Loan Losses                        222            128             ---            ---                350
MSR Amortization & Valuation                     ---             48             ---            ---                 48
Provision for Income Taxes                     1,227            145              52           (475)               949
Segment Profit                                 2,620            222              83           (455)             2,470
Segment Assets                               885,405        179,082           2,650          5,432          1,072,569




Six months Ended June 30, 2001
                                             Retail        Mortgage                                      Consolidated
                                             Banking        Banking       Insurance        Other            Totals
                                            -------------------------------------------------------------------------

Net Interest Income                         $ 15,258       $  1,031       $      18      $     126       $     16,433
Gain on Sales of Loans and Related
    Assets and Provision for Losses
    on Loans Held for Sale                       373            350             ---            ---                723
Servicing Income                                 ---            274             ---            (90)               184
Insurance Revenues                               112             89           1,639            (50)             1,790
Noncash Items:
Provision for Loan Losses                        330            ---             ---            ---                330
MSR Amortization & Valuation                     ---            231             ---            ---                231
Provision for Income Taxes                     2,412            199             162         (1,038)             1,735
Segment Profit                                 5,390            303             235         (1,003)             4,925
Segment Assets                               880,615        122,665           3,658          2,827          1,009,765

Six months Ended June 30, 2000
                                             Retail        Mortgage                                      Consolidated
                                            Banking        Banking        Insurance        Other            Totals
                                            -------------------------------------------------------------------------

Net Interest Income                         $ 15,097       $  1,980       $       6      $     159       $     17,242
Gain on Sales of Loans and Related
    Assets and Provision for Losses
    on Loans Held for Sale                        52            (13)            ---            ---                 39
Servicing Income                                 ---            222             ---            (20)               202
Insurance Revenues                               119             49             973            ---              1,141
Noncash Items:
Provision for Loan Losses                        395            270             ---            ---                665
MSR Amortization & Valuation                     ---             99             ---            ---                 99
Provision for Income Taxes                     2,348            229              81           (949)             1,709
Segment Profit                                 5,037            349             132           (881)             4,637
Segment Assets                               885,405        179,082           2,650          5,432          1,072,569


Note 5 - New Accounting Pronouncements

Beginning January 1, 2001 a new accounting standard, Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. At January 1 and June 30, 2001 the Company's derivatives include forward commitments to sell mortgage loans and interest rate caps. The effect of adopting FAS 133 at January 1, 2001 was not material to the Company's financial statements.

In conjunction with the adoption of FAS 133, the Company reclassified certain investment securities from the held-to-maturity portfolio to the available-for-sale portfolio. The reclassified securities had a carrying value of $5,637 and a market value of $5,784, resulting in a net increase in equity of $88 at the time of transfer.

Note 6 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 525,000 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of June 30, 2001, the Company had purchased 5,400 shares under the program.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2001 and December 31, 2000 and the consolidated results of operations for the three-month and six-month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2000 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Income:

Net income increased $64,000 to $2,534,000 or $0.24 per share for the quarter ended June 30, 2001 compared to $2,470,000 or $0.23 per share for quarter ended June 30, 2000. Net income increased $288,000 to $4,925,000 or $0.47 per share for the six months ended June 30, 2001 compared to $4,637,000 or $0.44 per share for six months ended June 30, 2000. The increased earnings in both the three- and six-month periods were primarily attributable to non-interest income growth from increased gains on sales of mortgage loans and increased insurance revenues

Net Interest Income:

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

                                      Three months                   Change from
                                      Ended June 30,                 Prior Period
                                   2001           2000           Amount        Percent
                                 --------       --------       ---------      ---------
Interest Income (T/E)            $ 18,551       $ 20,435       $  (1,884)         -9.2%
Interest Expense                   10,091         11,309          (1,218)        -10.8%
                                 --------       --------       ---------
  Net Interest Income (T/E)      $  8,460       $  9,126       $    (666)         -7.3%
                                 ========       ========       =========

Net interest income decreased $677,000 or 7.8% ($666,000 or 7.3% on a tax-equivalent basis) for the quarter ended June 30, 2001 compared with the second quarter of 2000. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 2001, the net interest margin was 3.61% compared to 3.64% for the comparable period of 2000.

                                      Three months                   Change from
                                      Ended June 30,                 Prior Period
                                   2001           2000           Amount        Percent
                                 --------       --------       ---------      ---------
Interest Income (T/E)            $ 37,421       $ 39,288       $  (1,867)         -4.8%
Interest Expense                   20,987         22,046          (1,059)         -4.8%
                                 --------       --------       ---------
  Net Interest Income (T/E)      $ 16,434       $ 17,242       $    (808)         -4.7%
                                 ========       ========       =========

Net interest income decreased $809,000 or 4.7% ($808,000 or 4.7% on a tax-equivalent basis) for the six months ended June 30, 2001 compared with the first six months of 2000. For the first six months of 2001, the net interest margin was 3.67% compared to 3.66% for the comparable period of 2000.

Late in the fourth quarter of 2000, the Company initiated a repositioning of its balance sheet within the mortgage banking component of the Company's operations to strengthen of the overall credit quality within the loan portfolio, to allow for a reduction of the Company's wholesale funding and to balance more evenly the level of interest rate risk between loans, deposits, and other funding vehicles. This repositioning primarily involved the reclassification of approximately $69.8 million of sub-prime, out-of-market mortgage loans as held-for-sale in December 2000 and the subsequent sale of these loans in February 2001. The Company no longer originates these types of loans.

The decline in the Company's net interest income is largely attributable to a decline in the overall level of interest earning assets and an increase in federal funds sold and other short-term investments. The decline in interest earning assets is attributable to the call of $78.8 million of investment securities due to the declining interest rate environment during the first six months of 2001 and the aforementioned sale of sub-prime mortgage loans. Proceeds from the called investment securities and sale of sub-prime residential mortgage loans were used to reduce short-term wholesale funding, including time deposits of $100,000 or more, brokered deposits and FHLB advances. In addition, a significant portion of these proceeds have been held in federal funds sold and other investments for use as collateral for borrowings and to reduce other short-term wholesale funds as these reach maturity during 2001. Alternative short-term investment yields have been insufficient to warrant extending the maturities of these funds.

Average loans outstanding (including loans held for sale) declined $57.5 million and $32.5 million during the three month and six months ended June 30, 2001 compared with the same periods of the prior year. The sale of sub-prime residential mortgage loans previously discussed was the primary factor in the reduced level of average loans outstanding. Also contributing to the decline in average loans outstanding during the first six months of 2001 has been the sale of a majority of the Company's residential loan production to the secondary market. While this has not improved the Company's net interest income, the increase in the level of loans sold has contributed to the Company's non-interest income growth.


Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

The consolidated provision for loan losses was $165,000 and $330,000 for the three and six months ended June 30, 2001 compared to $350,000 and $665,000 for the same periods of 2000. The lower level of provision during 2001 was primarily a result of the liquidation of the Company's sub-prime out-of-market residential mortgage loan portfolio. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

Net charge-offs were $206,000 or 0.12% and $772,000 or 0.21% annualized of average loans for the three and six months ended June 30, 2001 compared to $232,000 or 0.12% and $468,000 or 0.12% annualized of average loans in the three and six months ended June 30, 2000. A significant amount of the net charge-offs during 2001 and 2000 were related to the sub-prime residential real estate loans housed in the mortgage banking division. Certain non-performing sub-prime loans that were not sold as a part of the balance sheet restructuring have been charged-off against the Company's allowance as the properties were acquired in partial satisfaction of the loans.

Non-performing loans represented 0.57% of total loans at June 30, 2001 compared to 1.34% at December 31, 2000. The significant improvement is primarily related to the liquidation of substantially all of the Company's out-of-market sub-prime residential real estate portfolio. See discussion of "Financial Condition" for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income for the quarter ended June 30, 2001 increased $891,000 or 48% compared with the quarter ended June 30, 2000. Non-interest income for the six months ended June 30, 2001 increased $1,568,000 or 45% compared with the six months ended June 30, 2000. The increase resulted primarily from growth in Insurance Revenues and Net Gains on Sales of Loans and Related Assets.

Insurance Revenues increased $232,000 or 38% and $649,000 or 57% for the three and six months ended June 30, 2001 compared with the same periods during 2000. The increases were primarily due to an overall growth in the property and casualty insurance operations of Doty Insurance Agency, Inc. In addition, Insurance Revenues increased $328,000 during the six months ended June 30, 2001 compared with the prior year because of the initiation during 2000 of the Company's credit life and disability reinsurance operation through German American Reinsurance Company, Ltd. (GARC). No insurance revenues were realized by GARC until late 2000.

Net Gains on Sales of Loans and Related Assets, and Provision for Market Losses on Loans Held for Sale are derived predominantly from the Company's mortgage banking division. The net gain increased $511,000 and $684,000 in the quarter and six months ended June 30, 2001 compared with 2000. The increased gain on sales of loans resulted from an increased level of residential loan production and a corresponding increase in loan sales to the secondary markets. A lowering interest rate environment fueled these increases during the first half of 2001. Loan sales totaled $45.0 million and $58.0 million during the three and six months ended June 30, 2001 compared with $5.7 and $11.2 million in the same periods of 2000.

Other non-interest income increased $167,000 during the six months ended June 30, 2001 compared with 2000 due primarily to the gain on a sale of a former branch office facility. The Company sold a duplicative branch office facility acquired in a recent acquisition for a gain of $214,000. The branch operations were merged into an existing branch location. The increase from the gain on sale reported in other non-interest income was partially offset by impairment adjustments of $136,000 recognized during the period on mortgage servicing rights. The impairment adjustments were caused by the decline in market interest rates.

Non-interest Expense:

Non-interest expenses increased $354,000 or 5% and $780,000 or 6% for the three and six months ended months ended June 30, 2001 as compared to the same periods of the prior year. The increases primarily occurred in Salaries and Employee Benefits.

Salaries and Employee Benefits increased $203,000 or 5% and $546,000 or 7% during the quarter and six months ended June 30, 2001 compared with the same periods in 2000. Salaries and Employee Benefits comprised approximately 57% of total non-interest expense in the first half of 2001 and 56% in 2000. The increase in Salaries and Employee Benefits was primarily attributable to two factors. First, the Company transitioned to a pay-for-performance incentive plan in late 2000 and the first half of 2001 resulting in increased compensation expense. Second, employee medical insurance benefit costs increased 35% during the six months ended June 30, 2001 compared with the same period in 2000.

The Other Operating Expense category of non-interest expense increased $101,000 or 9% and $169,000 or 8% during the three and six months ended June 30, 2001 compared with the same periods of 2000. These increases were largely related to costs of building insurance claim reserves by GARC. No expenses associated with building these claim reserves were realized by GARC until late 2000.

Income Taxes:

The Company's effective income tax rate approximated 27% and 26% of pre-tax income during the three and six months ended June 30, 2001 and 28% and 27% of pre-tax income during the same periods of 2000. The effective tax rates in all periods were lower than the blended statutory rate of 39.6%. The lower effective rates result primarily from the Company's tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects.

FINANCIAL CONDITION

Total assets at June 30, 2001 decreased $70.0 million to $1.010 billion compared with $1.080 billion in total assets at December 31, 2000. Loans, net of unearned income and allowance for loan losses, decreased by $25.1 million during the six months ended June 30, 2001. This decline was isolated to the Company's residential loan portfolio. In the current interest rate environment, the Company has sold a majority of new residential loan production in the secondary market. Loans Held for Sale declined by $60.2 million as a result of the sale of sub-prime residential mortgage loans that was completed in February 2001. Investment securities declined $69.5 million to $144.1 million at June 30, 2001 compared with $213.6 million at year-end. The decline was the result of the call of $78.8 million of investment securities during the first half of 2001.

Federal Funds Sold and Other Short-term Investments have increased $86.6 million during the first six months of 2001 as a result of the called securities and sale of sub-prime residential mortgage loans. A significant portion of these proceeds have been held in Federal Funds Sold and Other Short-term Investments for use as collateral for borrowings and to reduce other short-term wholesale funds as these reach maturity during 2001. Alternative investment yields have been insufficient to warrant extending the maturities of these funds.

Total deposits decreased by $22.4 million during the six months ended June 30, 2001 with the majority of the decline in Time Deposits $100,000 or more and Brokered Deposits. These types of deposits have been reduced by $42.5 million since year-end. FHLB Advances and Other Borrowings declined by $50.4 million during the six months ended June 30, 2001. Proceeds from the called securities and sub-prime residential mortgage loan sale were used to reduce jumbo deposits and borrowings.


Non-performing Assets:

The following is an analysis of the Company's non-performing assets at June 30, 2001 and December 31, 2000 (dollars in thousands):

                                                          June 30,      December 31,
                                                            2001            2000
                                                        -----------     ------------
Non-accrual Loans                                       $     2,384     $      8,014
Loans contractually past due 90 days or more                  1,504            1,513
Renegotiated Loans                                              ---              ---
                                                        -----------     ------------
     Total Non-performing Loans                               3,888            9,527
                                                        -----------     ------------
Other Real Estate                                               732            1,579
                                                        -----------     ------------
     Total Non-performing Assets                        $     4,620     $     11,106
                                                        ===========     ============

Allowance for Loan Loss to Non-performing Loans             227.16%           97.34%
Non-performing Loans to Total Loans                           0.57%            1.34%

The  significant  decline  in  non-performing   loans  was  the  result  of  the
liquidation of substantially all of the mortgage banking division's sub-prime out-of-market residential real estate loan portfolio.


Capital Resources:

Shareholders' equity totaled $101.1 million at June 30, 2001 or 10.0% of total assets, an increase of $3.9 million from December 31, 2000.

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

At June 30, 2001 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

The table below presents the Company's consolidated capital ratios under regulatory guidelines:

                                                            To be Well
                                                           Capitalized
                                                           Under Prompt
                                          Minimum for       Corrective
                                            Capital           Action           At              At
                                           Adequacy         Provisions       June 30,      December 31,
                                           Purposes          (FDICIA)          2001           2000
                                          -----------      ------------      --------      ------------

Leverage Ratio                               4.00%             5.00%           9.79%          8.91%
Tier 1 Capital to Risk-adjusted Assets       4.00%             6.00%          14.25%         13.13%
Total Capital to Risk-adjusted Assets        8.00%            10.00%          15.53%         14.38%

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first six months of 2001, operating activities provided $60.1 million of available cash, which included net income of $4.9 million. Major cash outflows experienced during the six months ended June 30, 2001 included $2.9 million in dividends, a $22.4 million decrease in deposits and $50.4 million in repayment of borrowings.

The proceeds from the maturities and sales of securities exceeded the cash outflows from the purchases of securities by approximately $72.3 million. Total cash inflows for the period exceeded outflows by $83.0 million, leaving cash and cash equivalents of $111.5 million at June 30, 2001.

Forward-looking Statements:

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company's loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about performance and economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project," "estimate," "believe" or "anticipate."

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

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. Factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements include the effects of competition, technological changes and legal and regulatory developments; acquisitions of other businesses by the Company and integration of such acquired businesses; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Company's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; changes in the securities markets; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its Form 10-K report for the year ended December 31, 2000 and from time to time in the Company's other SEC reports when considering any forward-looking statement. Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks which impact the Company's operations are liquidity risk and interest rate risk.

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

The table below provides an assessment of the risk to NPV in the event of sudden and sustained 2% increase and decrease in prevailing interest rates (dollars in thousands).

                 Interest Rate Sensitivity as of June 30, 2001

                                                        Net Portfolio Value
                     Net Portfolio                   as a % of Present Value
                         Value                              of Assets
                         -----                              ---------
 Changes
In rates        $ Amount        % Change             NPV Ratio        Change
--------        --------        --------             ---------        ------

   +2%          $ 79,080          (21.1)%              8.05%       (180) b.p.
  Base           100,210            ---                9.85              ---
   -2%           103,285            3.1                9.95           10 b.p.

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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Company issued 20,524 common shares, which were valued by the Company at date of issuance at an aggregate of $311,000, during June 2001 to members of the Board of Directors of the Company and its affiliate banks in payment of a portion of their fees for service as such. These issuances were made in reliance upon Section 4(2) exemption.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 26, 2001. At the Annual Meeting, the shareholders elected the following Directors for two-year terms expiring in the year 2003:

                                            Votes             Votes             Broker
Nominee                                    Cast for     Withheld/Abstained     Non-Votes

David G. Buehler.......................   6,060,123         269,994               0
David B. Graham........................   6,067,855         262,262               0
C. James McCormick.....................   5,935,271         394,847               0
Joseph F. Steurer......................   6,082,556         247,561               0
Michael J. Voyles......................   6,089,045         241,072               0

At the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2004:

                                            Votes             Votes             Broker
Nominee                                   Cast for     Withheld/Abstained      Non-Votes

George W. Astrike......................   6,072,130         257,987               0
William R. Hoffman.....................   6,082,556         247,561               0
J. David Lett..........................   6,082,928         247,189               0
Chet L. Thompson.......................   6,097,225         232,892               0

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed herewith:

          3.1 Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

          3.2  Restated Bylaws of the Registrant as amended April 26, 2001.

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


     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GERMAN AMERICAN BANCORP


Date    August 13, 2001             By  /s/ Mark A. Schroeder
       ------------------              -----------------------------------------
                                       Mark A. Schroeder
                                       President and CEO


Date    August 13, 2001             By  /s/ Richard E. Trent
       ------------------              -----------------------------------------
                                       Richard E. Trent
                                       Chief Financial Officer and
                                       Principal Accounting Officer