Form 10-Q
period 2001-09-30
GERMAN AMERICAN BANCORP
filed 2001-11-14
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001

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

YES   X                  NO
     ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at November 1, 2001
Common Stock,  No par value                            10,510,321

                             GERMAN AMERICAN BANCORP

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.

          Consolidated Balance Sheets - September 30, 2001 and December 31, 2000

          Consolidated Statements of Income and Comprehensive Income -- Three and Nine months Ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flows -- Nine months Ended September 30, 2001 and 2000

          Notes to Consolidated Financial Statements -- September 30, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           GERMAN AMERICAN BANCORP
                                         CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands except per share data)


                                                                          September 30,         December 31,
                                                                              2001                 2000
                                                                          ------------          -----------
                                                                           (unaudited)
ASSETS
Cash and Due from Banks................................................   $     23,975          $    26,987
Federal Funds Sold and Other Short-term Investments....................         72,972                1,460
                                                                          ------------          -----------
     Cash and Cash Equivalents.........................................         96,947               28,447

Interest-bearing Time Deposits with Banks..............................            299                1,495
Securities Available-for-Sale, at Market ..............................        142,546              185,188
Securities Held-to-Maturity, at Cost ..................................         23,283               28,454

Loans Held for Sale....................................................          7,289               71,372

Total Loans............................................................        671,328              710,119
Less:  Unearned Income.................................................           (617)                (375)
       Allowance for Loan Losses.......................................         (8,702)              (9,274)
                                                                          ------------          -----------
Loans, Net.............................................................        662,009              700,470

Stock in FHLB of Indianapolis, and Other Restricted Stock, at cost.....         12,596               12,596
Premises, Furniture and Equipment, Net.................................         20,804               21,065
Other Real Estate......................................................          1,048                1,579
Intangible Assets......................................................          2,062                2,147
Accrued Interest Receivable and Other Assets...........................         24,322               26,995
                                                                          ------------          -----------

       TOTAL ASSETS....................................................   $    993,205          $ 1,079,808
                                                                          ============          ===========

LIABILITIES
Noninterest-bearing Demand Deposits....................................   $     88,178          $    89,146
Interest-bearing Demand, Savings and Money Market Accounts.............        217,218              194,093
Time Deposits < $100,000...............................................        345,173              350,854
Time Deposits of $100,000 or more and Brokered Deposits................         52,392              101,477
                                                                          ------------          -----------
     Total Deposits....................................................        702,961              735,570

FHLB Advances and Other Borrowings.....................................        175,941              235,230
Accrued Interest Payable and Other Liabilities.........................         11,587               11,748
                                                                          ------------          -----------

       TOTAL LIABILITIES...............................................        890,489              982,548

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
     20,000,000 shares authorized......................................         10,510               10,495
Preferred Stock, $10 par value; 500,000
     shares authorized, no shares issued ..............................            ---                  ---
Additional Paid-in Capital.............................................         63,194               63,175
Retained Earnings......................................................         27,311               24,353
Accumulated Other Comprehensive Income (Loss) .........................          1,701                 (763)
                                                                          ------------          -----------
       TOTAL SHAREHOLDERS' EQUITY......................................        102,716               97,260
                                                                          ------------          -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................   $    993,205          $ 1,079,808
                                                                          ============          ===========

End of period shares issued and outstanding............................     10,510,317           10,494,708
                                                                          ============          ===========


                         See accompanying notes to consolidated financial statements.

                                         GERMAN AMERICAN BANCORP
                                    CONSOLIDATED STATEMENTS OF INCOME
                                        AND COMPREHENSIVE INCOME
                         (unaudited, dollars in thousands except per share data)


                                                                                Three months Ended
                                                                                   September 30,
                                                                             2001                2000
                                                                          ---------           ---------
INTEREST INCOME
Interest and Fees on Loans.............................................   $  14,293           $  16,468
Interest on Federal Funds Sold and Other Short-term Investments........         666                 134
Interest and Dividends on Securities:
   Taxable.............................................................       1,435               2,805
   Non-taxable.........................................................         926                 861
                                                                          ---------           ---------
     TOTAL INTEREST INCOME.............................................      17,320              20,268

INTEREST EXPENSE
Interest on Deposits...................................................       6,789               8,092
Interest on FHLB Advances and Other Borrowings.........................       2,760               3,747
                                                                          ---------           ---------
     TOTAL INTEREST EXPENSE............................................       9,549              11,839
                                                                          ---------           ---------

NET INTEREST INCOME....................................................       7,771               8,429
Provision for Loan Losses..............................................         165                 371
                                                                          ---------           ---------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES...................................................       7,606               8,058

NONINTEREST INCOME
Trust and Investment Product Fees......................................         385                 375
Service Charges on Deposit Accounts....................................         692                 572
Insurance Revenues.....................................................         671                 630
Other Income...........................................................         235                 300
Net Gains on Sales of Loans and Related Assets, and Provision for
   Losses on Loans Held for Sale.......................................         403                  86
Net Gain / (Loss) on Sales of Securities...............................         ---                 ---
                                                                          ---------           ---------
     TOTAL NONINTEREST INCOME..........................................       2,386               1,963
                                                                          ---------           ---------

NONINTEREST EXPENSE
Salaries and Employee Benefits.........................................       3,912               3,888
Occupancy Expense......................................................         507                 478
Furniture and Equipment Expense........................................         477                 526
Data Processing Fees...................................................         277                 237
Professional Fees......................................................          99                 325
Advertising and Promotions.............................................         258                 220
Supplies...............................................................         189                 204
Other Operating Expenses...............................................       1,056               1,101
                                                                          ---------           ---------
     TOTAL NONINTEREST EXPENSE.........................................       6,775               6,979
                                                                          ---------           ---------

Income before Income Taxes.............................................       3,217               3,042
Income Tax Expense.....................................................         774                 620
                                                                          ---------           ---------
NET INCOME.............................................................   $   2,443           $   2,422
                                                                          =========           =========

COMPREHENSIVE INCOME...................................................   $   3,246           $   2,345
                                                                          =========           =========

Earnings Per Share and Diluted Earnings Per Share......................   $    0.23           $    0.23

Dividends Per Share....................................................   $    0.14           $    0.13

                      See accompanying notes to consolidated financial statements.

                                         GERMAN AMERICAN BANCORP
                                    CONSOLIDATED STATEMENTS OF INCOME
                                        AND COMPREHENSIVE INCOME
                         (unaudited, dollars in thousands except per share data)


                                                                                Nine months Ended
                                                                                  September 30,
                                                                            2001                 2000
                                                                          ---------           ---------

INTEREST INCOME
Interest and Fees on Loans.............................................   $  45,012           $  47,913
Interest on Federal Funds Sold and Other Short-term Investments........       1,636                 421
Interest and Dividends on Securities:
   Taxable.............................................................       5,453               8,441
   Non-taxable.........................................................       2,639               2,610
                                                                          ---------           ---------
     TOTAL INTEREST INCOME.............................................      54,740              59,385

INTEREST EXPENSE
Interest on Deposits...................................................      21,700              23,705
Interest on FHLB Advances and Other Borrowings.........................       8,836              10,009
                                                                          ---------           ---------
     TOTAL INTEREST EXPENSE............................................      30,536              33,714
                                                                          ---------           ---------

NET INTEREST INCOME....................................................      24,204              25,671
Provision for Loan Losses..............................................         495               1,036
                                                                          ---------           ---------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES...................................................      23,709              24,635

NONINTEREST INCOME
Trust and Investment Product Fees......................................         976               1,073
Service Charges on Deposit Accounts....................................       1,849               1,563
Insurance Revenues.....................................................       2,461               1,771
Other Income...........................................................       1,021                 919
Net Gains on Sales of Loans and Related Assets, and Provision for
   Losses on Loans Held for Sale.......................................       1,126                 125
Net Gain / (Loss) on Sales of Securities...............................           1                  (8)
                                                                          ---------           ---------
     TOTAL NONINTEREST INCOME..........................................       7,434               5,443
                                                                          ---------           ---------

NONINTEREST EXPENSE
Salaries and Employee Benefits.........................................      12,159              11,589
Occupancy Expense......................................................       1,505               1,460
Furniture and Equipment Expense........................................       1,442               1,565
Data Processing Fees...................................................         791                 656
Professional Fees......................................................         560                 789
Advertising and Promotions.............................................         793                 665
Supplies...............................................................         538                 612
Other Operating Expenses...............................................       3,478               3,354
                                                                          ---------           ---------
     TOTAL NONINTEREST EXPENSE.........................................      21,266              20,690
                                                                          ---------           ---------

Income before Income Taxes.............................................       9,877               9,388
Income Tax Expense.....................................................       2,509               2,329
                                                                          ---------           ---------
NET INCOME.............................................................   $   7,368           $   7,059
                                                                          =========           =========

COMPREHENSIVE INCOME...................................................   $   9,832           $   7,756
                                                                          =========           =========

Earnings Per Share and Diluted Earnings Per Share......................   $    0.70           $    0.67

Dividends Per Share....................................................   $    0.42           $    0.39

                      See accompanying notes to consolidated financial statements.

                                         GERMAN AMERICAN BANCORP
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited, dollar references in thousands)


                                                                                Nine months Ended
                                                                                  September 30,
                                                                            2001                 2000
                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.............................................................   $   7,368           $   7,059
Adjustments to Reconcile Net Income to Net Cash
  from Operating Activities:
     Net (Accretion) / Amortization on Securities......................         179                 112
     Depreciation and Amortization.....................................       1,812               1,806
Amortization of Mortgage Servicing Rights..............................         142                 140
     Net Change in Loans Held for Sale.................................      63,973                 657
     Loss on Investment in Limited Partnership.........................         196                 138
     Provision for Loan Losses.........................................         495               1,036
     Loss / (Gain) on Sale of Securities...............................          (1)                  8
     Loss / (Gain) on Sales of Loans and Related Assets,
       and Provision for Losses on Loans Held for Sale.................      (1,126)               (125)
     Loss / (Gain) on Sale of Property and Equipment...................        (188)                ---
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets............................       1,829                 914
       Interest Payable and Other Liabilities..........................        (161)               (250)
                                                                          ---------           ---------
          Total Adjustments............................................      67,150               4,436
                                                                          ---------           ---------
         Net Cash from Operating Activities............................      74,518              11,495
                                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Interest-bearing Balances with Banks......................       1,196               4,386
   Proceeds from Maturities of Securities Available-for-Sale...........     101,537              11,002
   Proceeds from Sale of Securities Available-for-Sale.................         ---                 742
   Purchase of Securities Available-for-Sale...........................     (49,327)             (4,717)
   Proceeds from Maturities of Securities Held-to-Maturity.............          57               3,248
   Purchase of Securities Held-to-Maturity.............................        (540)             (3,067)
   Purchase of Loans...................................................         ---              (1,472)
   Proceeds from Sales of Loans........................................       2,290                 500
   Loans Made to Customers, net of Payments Received...................      34,819             (37,908)
   Proceeds from Sale of Mortgage Servicing Rights.....................         ---                 481
   Proceeds from Sales of Other Real Estate............................       1,813               3,652
   Property and Equipment Expenditures.................................      (1,474)             (1,277)
   Proceeds from the Sale of Property and Equipment ...................         346                 ---
   Acquire Affiliates and Adjust to Conform Fiscal Years...............        (150)               (298)
                                                                          ---------           ---------
       Net Cash from Investing Activities..............................      90,567             (24,728)
                                                                          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits..................................................     (32,609)             (9,588)
Change in Short-term Borrowings........................................     (41,758)            (29,156)
   Advances of Long-term Debt..........................................         ---             122,850
   Repayments of Long-term Debt........................................     (17,531)            (71,636)
   Issuance of Common Stock............................................          17                  79
   Purchase / Retirement of Common Stock...............................         (93)                ---
   Employee Stock Purchase Plan........................................        (201)                (40)
   Dividends Paid......................................................      (4,410)             (3,813)
                                                                          ---------           ---------
       Net Cash from Financing Activities..............................     (96,585)              8,696
                                                                          ---------           ---------

Net Change in Cash and Cash Equivalents................................      68,500              (4,537)
   Cash and Cash Equivalents at Beginning of Year......................      28,447              29,578
                                                                          ---------           ---------
   Cash and Cash Equivalents at End of Period..........................   $  96,947           $  25,041
                                                                          =========           =========
Non-cash Investing Activities--See Note 5

                      See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)


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

Note 2 -- Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                   Three months Ended
                                                      September 30,
                                                2001                2000
                                            ------------       ------------
Earnings  per  Share:
Net Income                                  $  2,443,000       $  2,422,000

Weighted Average Shares Outstanding           10,510,261         10,494,708
                                            ------------       ------------

     Earnings per Share:                    $       0.23       $       0.23
                                            ============       ============

Diluted Earnings per Share:
Net Income                                  $  2,443,000       $  2,422,000

Weighted Average Shares Outstanding           10,510,261         10,494,708
Stock Options, Net                                25,353                  3
                                            ------------       ------------

     Diluted Weighted Average
        Shares Outstanding                    10,535,614         10,494,711
                                            ------------       ------------

     Diluted Earnings per Share             $       0.23       $       0.23
                                            ============       ============

                                                   Three months Ended
                                                      September 30,
                                                2001                2000
                                            ------------       ------------
Earnings per Share:
Net Income                                  $  7,368,000       $  7,059,000

Weighted Average Shares Outstanding           10,501,549         10,482,833
                                            ------------       ------------

     Earnings per Share:                    $       0.70       $       0.67
                                            ============       ============

Diluted Earnings per Share:
Net Income                                  $  7,368,000       $  7,059,000

Weighted Average Shares Outstanding           10,501,549         10,482,833
Stock Options, Net                                 5,221              1,034
                                            ------------       ------------

     Diluted Weighted Average
        Shares Outstanding                    10,506,770         10,483,867
                                            ------------       ------------

     Diluted Earnings per Share             $       0.70       $       0.67
                                            ============       ============

Note 3 - Securities

The amortized cost and estimated market values of Securities as of September 30, 2001 are as follows (dollars in thousands):

                                                                              Estimated
                                                            Amortized           Market
                                                              Cost              Value
                                                          ------------      -------------
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies            $      3,749      $       3,763
Obligations of State and Political Subdivisions                 41,202             42,408
Asset-/Mortgage-backed Securities                               77,964             79,354
Equity Securities                                               16,814             17,021
                                                          ------------      -------------
     Total                                                $    139,729      $     142,546
                                                          ============      =============

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions           $     23,283      $      24,033
Asset-/Mortgage-backed Securities                                  ---                ---
                                                          ------------      -------------
     Total                                                $     23,283      $      24,033
                                                          ============      =============

The amortized cost and estimated market values of Securities as of December 31, 2000 are as follows (dollars in thousands):

                                                                              Estimated
                                                            Amortized           Market
                                                              Cost              Value
                                                          ------------      -------------
Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies            $     96,315      $      95,102
Obligations of State and Political Subdivisions                 26,057             26,669
Asset-/Mortgage-backed Securities                               52,004             51,336
Equity Securities                                               12,077             12,081
                                                          ------------      -------------
     Total                                                $    186,453      $     185,188
                                                          ============      =============

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions           $     28,093      $      28,590
Asset-/Mortgage-backed Securities                                  361                363
                                                          -----------       -------------
     Total                                                $     28,454      $      28,953
                                                          ============      =============

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

The retail segment is comprised of community banks with 27 banking offices in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the retail-banking segment. Primary revenues for the mortgage-banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale sources. Other revenues are gains on sales of loans and gain on sales of and capitalization of mortgage servicing rights (MSR), and loan servicing income. The insurance segment consists of five full-service independent insurance agencies in Southwestern Indiana and the operations of German American Reinsurance Company, Ltd. (GARC). GARC's primary business is credit life and disability reinsurance for credit insurance products sold by the Company's five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three Months Ended September 30, 2001

                                           Retail       Mortgage                              Consolidated
                                           Banking       Banking     Insurance       Other        Totals
                                           -------      --------     ---------       -----    ------------

Net Interest Income                       $   7,449     $    252      $    10      $     60    $    7,771
Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                      206          197          ---           ---           403
Servicing Income                                ---          172          ---           (67)          105
Insurance Revenues                               39           36          626           (30)          671
Noncash Items:
Provision for Loan Losses                       165          ---          ---           ---           165
MSR Amortization & Valuation                    ---          202          ---           ---           202
Provision for Income Taxes                    1,221            8           44          (499)          774
Segment Profit                                2,768           27           60          (412)        2,443
Segment Assets                              894,720      106,164        3,911       (11,590)      993,205

Three Months Ended September 30, 2000

                                           Retail       Mortgage                              Consolidated
                                           Banking       Banking     Insurance       Other        Totals
                                           -------      --------     ---------       -----    ------------

Net Interest Income                       $   7,499     $    877      $     1      $     52    $    8,429
Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                       78            8          ---           ---            86
Servicing Income                                ---           91          ---           (10)           81
Insurance Revenues                               80           21          529           ---           630
Noncash Items:
Provision for Loan Losses                       233          138          ---           ---           371
MSR Amortization & Valuation                    ---           41          ---           ---            41
Provision for Income Taxes                    1,161           90           51          (682)          620
Segment Profit                                2,530          136           76          (320)        2,422
Segment Assets                              892,694      173,939        2,753         3,754     1,073,140


Nine Months Ended September 30, 2001

                                           Retail       Mortgage                              Consolidated
                                           Banking       Banking     Insurance       Other        Totals
                                           -------      --------     ---------       -----    ------------

Net Interest Income                       $  22,707     $  1,283      $    28      $   186     $   24,204
Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                      579          547          ---          ---          1,126
Servicing Income                                ---          446          ---         (157)           289
Insurance Revenues                              151          125        2,265          (80)         2,461
Noncash Items:
Provision for Loan Losses                       495          ---          ---          ---            495
MSR Amortization & Valuation                    ---          433          ---          ---            433
Provision for Income Taxes                    3,633          207          206       (1,537)         2,509
Segment Profit                                8,158          330          295       (1,415)         7,368
Segment Assets                              894,720      106,164        3,911      (11,590)       993,205


Nine Months Ended September 30, 2000

                                           Retail       Mortgage                              Consolidated
                                           Banking       Banking     Insurance       Other        Totals
                                           -------      --------     ---------       -----    ------------

Net Interest Income                       $  22,596     $  2,857      $     7      $    211    $   25,671
Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                      130           (5)         ---           ---           125
Servicing Income                                ---          313          ---           (30)          283
Insurance Revenues                              199           70        1,502           ---         1,771
Noncash Items:
Provision for Loan Losses                       628          408          ---           ---         1,036
MSR Amortization & Valuation                    ---          140          ---           ---           140
Provision for Income Taxes                    3,509          319          132        (1,631)        2,329
Segment Profit                                7,567          485          208        (1,201)        7,059
Segment Assets                              892,694      173,939        2,753         3,754     1,073,140

Note 5 - New Accounting Pronouncements

In 2001, new accounting guidance was issued that requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting after this time. Beginning in 2002, the new guidance revises the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. Management is currently evaluating the financial impact of this new guidance.

Beginning January 1, 2001 a new accounting standard, Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. At January 1 and September 30, 2001 the Company's derivatives include forward commitments to sell mortgage loans and interest rate caps. The effect of adopting FAS 133 at January 1, 2001 was not material to the Company's financial statements.

In conjunction with the adoption of FAS 133, the Company reclassified certain investment securities from the held-to-maturity portfolio to the available-for-sale portfolio. The reclassified securities had a carrying value of $5,637,000 and a market value of $5,784,000 resulting in a net increase in equity of $88,000 at the time of transfer.

Note 6 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 525,000 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of September 30, 2001, the Company had purchased 5,400 shares under the program.

Note 7 - Subsequent Events

On October 31, 2001 the Company declared a 5% stock dividend, payable on or before December 15, 2001 to shareholders of record on November 30, 2001. Since the stock dividend has not yet been issued, earnings and dividends per share amounts have not been restated for this dividend. The Board of Directors also declared a cash dividend of $0.14 per share payable on or before November 20, 2001 to shareholders of record on November 10, 2001.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2001 and December 31, 2000 and the consolidated results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2000 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Income:

Net income increased $21,000 to $2,443,000 or $0.23 per share for the quarter ended September 30, 2001 compared to $2,422,000 or $0.23 per share for quarter ended September 30, 2000. Net income increased $309,000 to $7,368,000 or $0.70 per share for the nine months ended September 30, 2001 compared to $7,059,000 or $0.67 per share for nine months ended September 30, 2000. The increased earnings in both the three- and nine-month periods were primarily attributable to non-interest income growth from increased gains on sales of mortgage loans, increased insurance revenues and an increase in services charges on deposit accounts.

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

                                            Three months                      Change from
                                         Ended September 30,                  Prior Period
                                        2001            2000              Amount       Percent
                                    -----------     -----------         ---------      -------
Interest Income (T/E)               $    17,843     $    20,726         $ (2,883)     -13.9%
Interest Expense                          9,549          11,839           (2,290)     -19.3%
                                    -----------     -----------         --------
     Net Interest Income (T/E)      $     8,294     $     8,887         $   (593)      -6.7%
                                    ===========     ===========         ========

Net interest income decreased $658,000 or 7.8% ($593,000 or 6.7% on a tax-equivalent basis) for the quarter ended September 30, 2001 compared with the third quarter of 2000. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 2001 and 2000, the net interest margin was 3.55%.

                                             Nine months                      Change from
                                         Ended September 30,                  Prior Period
                                        2001            2000              Amount       Percent
                                    -----------     -----------         ---------      -------
Interest Income (T/E)               $    56,248     $    60,828         $ (4,580)      -7.5%
Interest Expense                         30,536          33,714           (3,178)      -9.4%
                                    -----------     -----------         ---------
     Net Interest Income (T/E)      $    25,712     $    27,114         $ (1,402)      -5.2%
                                    ===========     ===========         =========

Net interest income decreased $1,467,000 or 5.7% ($1,402,000 or 5.2% on a tax-equivalent basis) for the nine months ended September 30, 2001 compared with the first nine months of 2000. For the first nine months of 2001, the net interest margin was 3.62% compared to 3.63% for the comparable period of 2000.

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

The decline in the Company's net interest income is largely attributable to a decline in the overall level of interest earning assets and an increase in federal funds sold and other short-term investments. The decline in interest earning assets is attributable to the call of $86.4 million of investment securities due to the declining interest rate environment during the first nine months of 2001 and the aforementioned sale of sub-prime mortgage loans. Proceeds from the called investment securities and sale of sub-prime residential mortgage loans were used to reduce short-term wholesale funding, including time deposits of $100,000 or more, brokered deposits and FHLB advances. In addition, a significant portion of these proceeds have been held in federal funds sold and other investments for use as collateral for borrowings and to reduce other short-term wholesale funds as these reach maturity during 2001. The federal funds sold and other short-term investments are typically lower yielding than the earning assets that were called and sold during 2001. A portion of these proceeds was used to reinvest in securities. Approximately $41.8 million and $49.9 million of securities were purchased during the three and nine months ended September 30, 2001. Alternative short-term investment yields have been insufficient to warrant fully reinvesting and extending the maturities of the funds held in federal funds sold and other short-term investments.

Average loans outstanding (including loans held for sale) declined $75.7 million and $47.1 million during the three months and nine months ended September 30, 2001 compared with the same periods of the prior year. The sale of sub-prime residential mortgage loans previously discussed was the primary factor in the reduced level of average loans outstanding. Also contributing to the decline in average loans outstanding during the first nine months of 2001 has been the sale of a majority of the Company's residential loan production to the secondary market. While this has not improved the Company's net interest income, the increase in the level of loans sold has contributed to the Company's non-interest income growth.

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. These provisions are made at levels considered necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of this loan loss reserve is completed quarterly by management.

The consolidated provision for loan losses was $165,000 and $495,000 for the three and nine months ended September 30, 2001 compared to $371,000 and $1,036,000 for the same periods of 2000. The lower level of provision during 2001 was primarily a result of the liquidation of the Company's sub-prime out-of-market residential mortgage loan portfolio. The provision for loan losses to be recorded in future periods will be adjusted based on the results of on-going evaluations of the adequacy of the allowance for loan losses.

Net charge-offs were $295,000 or 0.17% and $1,067,000 or 0.20% annualized of average loans for the three and nine months ended September 30, 2001 compared to $522,000 or 0.27% and $1,092,000 or 0.19% annualized of average loans in the three and nine months ended September 30, 2000. A significant amount of the net charge-offs during the first quarter of 2001 and 2000 were related to the sub-prime residential real estate loans housed in the mortgage banking division. The decline in the level of net-charge-offs during the quarter ended September 30, 2001 compared with the same period of the prior year was attributable to a lower level of sub-prime charge-offs.

Non-performing loans represented 0.41% of total loans at September 30, 2001 compared to 1.34% at December 31, 2000. The significant improvement is primarily related to the liquidation of substantially all of the Company's out-of-market sub-prime residential real estate portfolio. See discussion of "Financial Condition" for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income for the quarter ended September 30, 2001 increased $423,000 or 22% compared with the quarter ended September 30, 2000. The increase resulted primarily from growth in Net Gains on Sales of Loans and Related Assets and in Service Charges on Deposit Accounts. Non-interest income for the nine months ended September 30, 2001 increased $1,991,000 or 37% compared with the nine months ended September 30, 2000. The increase resulted primarily from growth in Net Gains on Sales of Loans and Related Assets, Insurance Revenues, and Service Charges on Deposit Accounts.

Service Charges on Deposit Accounts increased $120,000 or 21% and $286,000 or 18% for the three- and nine-month periods ended September 30, 2001 compared with the same periods of the 2000. A change in fee structure implemented during the third quarter of 2001 and a general increase in collections of fees were generally responsible for these increases.

Insurance Revenues increased $690,000 or 39% for the nine months ended September 30, 2001 compared with the same periods during 2000. The increase was due to an overall growth in the property and casualty insurance operations of Doty Insurance Agency, Inc. In addition, Insurance Revenues increased $374,000 during the nine months ended September 30, 2001 compared with the prior year because of the initiation during 2000 of the Company's credit life and disability reinsurance operation through German American Reinsurance Company, Ltd. (GARC). No insurance revenues were realized by GARC until late 2000.

Net Gains on Sales of Loans and Related Assets, and Provision for Market Losses on Loans Held for Sale are derived predominantly from the Company's mortgage banking division. The net gain increased $317,000 and $1,001,000 in the quarter and nine months ended September 30, 2001 compared with 2000. The increased gain on sales of loans resulted from an increased level of residential loan production and a corresponding increase in loan sales to the secondary markets. A lowering interest rate environment fueled these increases during the first nine months of 2001. Loan sales totaled $34.1 million and $93.1 million during the three and nine months ended September 30, 2001 (excluding the sub-prime sale) compared with $9.7 and $21.5 million in the same periods of 2000.

Other non-interest income decreased $65,000 during the three months ended September 30, 2001 compared with 2000. The decline was due to impairment adjustments of $157,000 recognized during the period on mortgage servicing rights. The impairment adjustments were caused by the decline in market interest rates.

Other non-interest income increased $102,000 during the nine months ended September 30, 2001 compared with the same period of the prior year. The increased income is primarily the result of a gain on the sale of a former branch office facility and an increase in title search and loan closing fees generated by the Company's title insurance operation. The Company sold a duplicative branch office facility acquired in a recent acquisition for a gain of $202,000 during the first quarter 2001. The branch operations were merged into an existing branch location. Title search and loan closing fees generated by the Company's title insurance operation increased $101,000 during the period. This increase was due to an increased level of loan production by the Company's affiliate banks. The gain from the branch office sale and the increased fee income from the title company's operations were partially offset by impairment adjustments of $290,000 recognized on mortgage servicing rights during the nine months ended September 30, 2001. No impairment adjustments on mortgage servicing rights were recognized in the three or nine months ended September 30, 2000.

Non-interest Expense:

Non-interest expenses decreased $204,000 or 3% for the three months ended September 30, 2001 as compared with same period of 2000. This decline was primarily attributable to a lower level of Professional Fees. Professional Fees expense declined $226,000 and $229,000 during the three months and nine months ended September 30, 2001 as compared with the same periods of the prior year. These declines were primarily attributable to a decline in professional fees associated with acquisition activities.

Non-interest expenses increased $576,000 for the nine months ended September 30, 2001 compared to 2000. This increase was primarily attributable to an increase in Salaries and Employee Benefits. Salaries and Employee Benefits increased $507,000 or 5% during the nine months ended September 30, 2001 compared with the same period in 2000. Salaries and Employee Benefits comprised approximately 57% of total non-interest expense in the first half of 2001 and 56% in 2000. The increase in Salaries and Employee Benefits was primarily attributable to two factors. First, the Company transitioned to a pay-for-performance incentive plan in late 2000 and the first half of 2001 resulting in increased compensation expense. Second, employee medical insurance benefit costs increased 26% during the nine months ended September 30, 2001 compared with the same period in 2000.

Professional Fees declined $229,000 and Furniture and Equipment Expense declined $123,000 during the nine months ended September 30, 2001 as compared with the same periods of the prior year. These declines were offset by increases in Data Processing Fees, Advertising and Promotions, and Other Operating Expenses.

The Other Operating Expense category of non-interest expense increased $124,000 or 4% during the nine months ended September 30, 2001 compared with the same period of 2000. This increase was largely related to costs of building insurance claim reserves by GARC. No expenses associated with building these claim reserves were realized by GARC until late 2000.

Income Taxes:

The Company's effective income tax rate approximated 24% and 25% of pre-tax income during the three and nine months ended September 30, 2001 and 20% and 25% of pre-tax income during the same periods of 2000. The effective tax rates in all periods were lower than the blended statutory rate of 39.6%. The lower effective rates result primarily from the Company's tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects. The significantly lower effective rate during the third quarter 2000 resulted from a tax law clarification during 2000 that allowed a portion of the Company's revenues to be apportioned outside the state of Indiana. The clarification resulted in a tax refund for the 1999 tax year during the third quarter 2000.

FINANCIAL CONDITION

Total assets at September 30, 2001 decreased $86.6 million to $993.2 million compared with $1.080 billion in total assets at December 31, 2000. Loans, net of unearned income and allowance for loan losses, decreased by $38.5 million during the nine months ended September 30, 2001. This decline was primarily isolated to the Company's residential loan portfolio. In the current interest rate environment, the Company has sold a majority of new residential loan production in the secondary market. Loans Held for Sale declined by $64.1 million primarily as a result of the sale of sub-prime residential mortgage loans that was completed in February 2001.

Investment securities declined $47.8 million to $165.8 million at September 30, 2001 compared with $213.6 million at year-end. The decline was the result of the call of $86.4 million of investment securities during the first nine months of 2001. Federal Funds Sold and Other Short-term Investments have increased $71.5 million during the first nine months of 2001 as a result of the called securities and sale of sub-prime residential mortgage loans. A significant portion of these proceeds have been held in Federal Funds Sold and Other Short-term Investments for use as collateral for borrowings and to reduce other short-term wholesale funds as these reach maturity during 2001. Approximately $41.8 million and $49.9 million of securities were purchased during the three and nine months ended September 30, 2001. Alternative short-term investment yields have been insufficient to warrant fully reinvesting and extending the maturities of the funds held in federal funds sold and other short-term investments.

Total deposits decreased by $32.6 million during the nine months ended September 30, 2001 with the majority of the decline in Time Deposits $100,000 or more and Brokered Deposits. These types of deposits have been reduced by $49.1 million since year-end while Interest-bearing demand, Savings, and Money Market Deposits have increased $23.1 million. FHLB Advances and Other Borrowings declined by $59.3 million during the nine months ended September 30, 2001. Proceeds from the called securities and sub-prime residential mortgage loan sale were used to reduce jumbo deposits and borrowings.

Non-performing Assets:

The following is an analysis of the Company's non-performing assets at September
30, 2001 and December 31, 2000 (dollars in thousands):

                                                    September 30,     December 31,
                                                         2001             2000
                                                    ------------      -----------

Non-accrual Loans                                   $     1,864         $  8,014
Loans contractually past due 90 days or more              1,220            1,513
Renegotiated Loans                                          ---              ---
                                                    -----------         --------
     Total Non-performing Loans                           3,084            9,527
                                                    -----------         --------
Other Real Estate                                         1,048            1,579
                                                    -----------         --------
     Total Non-performing Assets                    $     4,132         $ 11,106
                                                    ===========         ========

Allowance for Loan Loss to Non-performing Loans          282.17%           97.34%
Non-performing Loans to Total Loans                        0.46%            1.34%

The  significant  decline  in  non-performing   loans  was  the  result  of  the
liquidation of substantially all of the mortgage banking division's sub-prime out-of-market residential real estate loan portfolio. Capital Resources:

Shareholders' equity totaled $102.7 million at September 30, 2001 or 10.3% of total assets, an increase of $5.5 million from December 31, 2000.

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

At September 30, 2001 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

The table below presents the Company's consolidated capital ratios under regulatory guidelines:

                                                            To be Well
                                                           Capitalized
                                                           Under Prompt
                                          Minimum for       Corrective
                                            Capital           Action               At              At
                                           Adequacy         Provisions        September 30,    December 31,
                                           Purposes          (FDICIA)             2001            2000
                                          -----------      ------------       ------------     -----------

Leverage Ratio                                4.00%            5.00%               9.87%          8.91%
Tier 1 Capital to Risk-adjusted Assets        4.00%            6.00%              13.69%         13.13%
Total Capital to Risk-adjusted Assets         8.00%           10.00%              14.91%         14.38%

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first nine months of 2001, operating activities provided $74.5 million of available cash, which included net income of $7.4 million. Major cash outflows experienced during the nine months ended September 30, 2001 included $4.4 million in dividends, a $32.6 million decrease in deposits and $59.3 million in repayment of borrowings.

The proceeds from the maturities and sales of securities exceeded the cash outflows from the purchases of securities by approximately $51.7 million. Total cash inflows for the period exceeded outflows by $68.5 million, leaving cash and cash equivalents of $96.9 million at September 30, 2001.


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

               Interest Rate Sensitivity as of September 30, 2001

                                                     Net Portfolio Value
                        Net Portfolio                 as a % of Present
                            Value                      Value of Assets
     Changes        ----------------------         -----------------------
    In rates        $ Amount      % Change         NPV Ratio        Change
    --------        --------      --------         ---------        ------

       +2%          $ 90,785        (15.0)%           9.31%       (128) b.p.
      Base           106,813          ---            10.60              ---
       -2%           104,186         (2.5)           10.45         (45) b.p.

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

     3.2 Restated Bylaws of the Registrant as amended April 26, 2001 is incorporated by reference to Exhibit 3.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

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

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the period ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GERMAN AMERICAN BANCORP


Date  November 13, 2001             By /s/ Mark A. Schroeder
      -----------------             --------------------------------------------
                                    Mark A. Schroeder
                                    President and CEO


Date  November 13, 2001             By /s/ Richard E. Trent
      -----------------             --------------------------------------------
                                    Richard E. Trent
                                    Chief Financial Officer and
                                    Principal Accounting Officer