Form 10-K
period 2001-12-31
GERMAN AMERICAN BANCORP
filed 2002-03-25
CIK 714395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark one)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2001

               OR

  [   ]        TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

     Title of each class               Name of each exchange on which registered
            NONE                                   Not Applicable
            ----                                   --------------

     Securities registered pursuant to Section 12 (g) of the Act:

                           Common Shares, No Par Value
                           ---------------------------
                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of Class)

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant (assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are affiliates) valued at the last trade price reported by NASDAQ as of March 1, 2002 was approximately $153,054,000.

     As of March 1, 2002 there were outstanding 10,943,891 common shares, no par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 25, 2002, to the extent stated herein, are incorporated by reference into Part III.

                             GERMAN AMERICAN BANCORP
                         2001 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


PART I

   Item 1.         Business..............................................      3

   Item 2.         Properties............................................      6

   Item 3.         Legal Proceedings.....................................      7

   Item 4.         Submission of Matters to a Vote of Security Holders...      7

   Special Item.   Executive Officers of the Registrant..................      7


PART II

   Item 5.         Market for Registrant's Common Equity and
                   Related Stockholder Matters...........................      8

   Item 6.         Selected Financial Data...............................      9

   Item 7.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........  10-24

   Item 7A.        Quantitative and Qualitative Disclosures
                   About Market Risk.....................................     24

   Item 8.         Financial Statements and Supplementary Data...........  26-58

   Item 9.         Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure................     58


PART III

   Item 10.        Directors and Executive Officers of the Registrant....     58

   Item 11.        Executive Compensation................................     58

   Item 12.        Security Ownership of Certain Beneficial
                   Owners and Management.................................     58

   Item 13.        Certain Relationships and Related Transactions........     58


PART IV

   Item 14.        Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K.....................     59


SIGNATURES      .........................................................     60


INDEX OF EXHIBITS........................................................  61-63

                                     PART I

Item 1. Business.

General

German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. The Company's Common Stock is traded on NASDAQ's National Market System under the symbol GABC. The Company operates five affiliated community banks with 27 banking offices and 5 full-service independent insurance agencies in the nine contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, Spencer and Vanderburgh. The Company operates a business lending center in Evansville, Indiana. The Company's lines of business include retail and commercial banking, mortgage banking, trust and investment brokerage services, title insurance, and a full range of personal and corporate property and casualty insurance products. Financial and other information by segment is included in "Note 16 - Segment Information" of the "Notes to the Consolidated Financial Statements" included in Item 8 of this Report and is incorporated into this Item 1 by reference.

The Company's principal subsidiaries are described in the following table:

Names of Principal Subsidiaries     Type of Business              Location
-------------------------------     ----------------              --------

The German American Bank            Commercial Bank               Jasper, IN
First American Bank                 Commercial Bank               Vincennes, IN
First State Bank,
  Southwest Indiana                 Commercial Bank               Tell City, IN
German American Holdings
  Corporation                       2nd Tier Holding Company      Jasper, IN
Peoples Bank                        Commercial Bank               Washington, IN
Citizens State Bank                 Commercial Bank               Petersburg, IN
The Doty Agency, Inc.               Insurance Agency              Petersburg, IN
First Title Insurance Company       Title Insurance Agency        Vincennes, IN

The Company intends during 2002 to consolidate and expand its German American Financial Advisors business by establishing a new trust company subsidiary under Indiana law to be named German American Financial Advisors and Trust Company. This subsidiary will expand the offerings by the Company's subsidiary banks of trust administration, risk management, asset allocation and management, and estate planning products and services.

The Company over the five-year period ended December 31, 2001 has experienced both internal growth and growth by acquiring other banks and insurance agencies. For a description of acquisitions see Note 18 to the Company's consolidated financial statements included in this report. Most of these acquisitions have been accounted for under the pooling-of-interests method of accounting with the result that the financial statements for all periods prior to such acquisitions were retroactively restated.

Competition

The industries in which the Company operates are highly competitive. The Company's subsidiary banks compete for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southwest Indiana and elsewhere. The Company's subsidiaries compete with commercial banks, savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease
finance   companies,   money  market   funds,   mortgage   companies  and  other
non-depository financial intermediaries. Many of these banks and other organizations have substantially greater resources than the Corporation.

Employees

At February 28, 2002 the Company and its subsidiaries employed approximately 423 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

The Company's five subsidiary banks are under the supervision of and subject to examination by the Indiana Department of Financial Institutions ("DFI"), and the Federal Deposit Insurance Corporation ("FDIC"). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

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

Indiana law and the BHC Act restrict certain types of expansion by the Company and its bank subsidiaries. Under the BHC Act, the Company may establish non-banking offices without geographical limitation. Under the BHC Act, the Company must receive the prior written approval of the FRB or its delegate before it may acquire ownership or control of more than 5 percent of the voting shares of another bank, and under Indiana law it may not acquire 25 percent or more of the voting shares of another bank without the prior approval of the DFI.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law to establish interstate branch networks through acquisitions of other banks, subject to certain conditions. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

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

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed "Well-Capitalized." Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or "core", capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 2001, the Company had a total risk-based capital ratio of 14.86%, a Tier 1 risk-based capital ratio of 13.69% (based on Tier 1 capital of $99,296,000 and total risk-weighted assets of $725,126,000), and a leverage ratio of 9.80%. The Company meets all of the requirements of the "Well
Capitalized" category and, accordingly, the Company does not expect these regulations to significantly impact operations.

The Company is a corporation separate and distinct from its bank and other subsidiaries. Most of the Company's revenues will be received by it in the form of dividends or interest paid by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on its ability to pay dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies to the effect that a bank holding company should not pay cash dividends exceeding its net income or which could only be funded in ways that would weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC and DFI possess similar enforcement powers over the respective bank subsidiaries of the Company for which they have supervision. The "prompt corrective action" provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

Forward-Looking Statements

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company's loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company's financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "will," "would," "could," "should," "intend," "project," "estimate," "believe" or "anticipate," or similar expressions.

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

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in
Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations," lists some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

Item 2. Properties.

The Company conducts its operations from the main office building of German American Bank at 711 Main Street, Jasper, Indiana. The main office building contains approximately 23,600 square feet of office space. The Banks and other subsidiaries conduct their operations from 33 other locations in Southwest Indiana.

Item 3. Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company's subsidiary banks, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2001 to a vote of security holders, by solicitation of proxies or otherwise.

Special Item. Executive Officers of the Registrant.

     NAME                   AGE                TITLE AND FIVE YEAR HISTORY
     ----                   ---                ---------------------------

George W. Astrike           (66)        Chairman  of the  Board  of the  Company
                                        since  January  1,  1999;  Chairman  and
                                        Chief  Executive  Officer of the Company
                                        from  1995  through  1998;  Chairman  of
                                        German   American   Bank   since   1995.
                                        Director  of  Citizens  State  Bank  and
                                        First   American   Bank   from  date  of
                                        acquisition through April 1999.

Mark A. Schroeder           (48)        President and Chief Executive Officer of
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

Clay W. Ewing               (46)        Executive   Vice   President   -  Retail
                                        Banking of the Company since May,  1999;
                                        Director  of First  American  Bank since
                                        May, 1999; President and Chief Executive
                                        Officer of First State Bank from 1995 until March 2001; presently Chairman of the Board of First State Bank. Director of First State Bank since 1994.

Stan J. Ruhe                (50)        Executive   Vice   President   -  Credit
                                        Administration  of   the  Company  since
                                        1995;  Director of  Citizens  State Bank
                                        since   May,   1999;    Executive   Vice
                                        President of German  American Bank since
                                        1995.

Kenneth L. Sendelweck       (47)        Secretary  /  Treasurer  of the  Company
                                        since  May,  2000;  Principal  financial
                                        officer of the Company  since  February,
                                        2002; President, Chief Executive Officer
                                        and  Director  of German  American  Bank
                                        since   May,   1999;   Vice   President,
                                        Assistant     Treasurer    of    Kimball
                                        International, Inc. prior thereto.

Bradley M. Rust             (35)        Vice  President  and  Controller  of the
                                        Company since September, 1999; Principal accounting officer of the Company since
                                        February, 2002; Secretary / Treasurer of
                                        First American Bank (f/k/a First Federal
                                        Bank, AFSB) since January,  1999; Senior
                                        Vice  President and  Controller of First
                                        American Bank prior thereto.

Messrs. Schroeder, Astrike and Ruhe have been associated with the Company in various capacities since 1972, 1982, and 1983, respectively.

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

                            2001                                   2000
                            ----                                   ----
                                        Cash                                  Cash
                   High      Low      Dividend           High       Low     Dividend
                   ----      ---      --------           ----       ---     --------

Fourth Quarter    $18.50    $14.71     $0.133           $12.64    $10.94     $0.127
Third Quarter     $18.10    $14.33     $0.133           $12.25    $11.11     $0.127
Second Quarter    $15.33    $11.48     $0.133           $14.29    $13.04     $0.127
First Quarter     $13.33    $11.55     $0.133           $16.33    $13.86     $0.118
                                       ------                                ------
                                       $0.532                                $0.499
                                       ======                                ======


The Common Stock was held of record by approximately 3,319 shareholders at March 1, 2002.

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

Transfer Agent:    UMB Bank, N.A.                      Regional        J.J.B. Hilliard, W.L. Lyons, Inc.
                   Securities Transfer Division        Market Makers:  Louisville, Kentucky
                   P.O. Box 410064                                     Contact: George Morrin
                   Kansas City, MO 64141-0064                          (800) 444-1854
                   Contact: Shareholder Relations
                   (800) 884-4225                                      NatCity Investments, Inc
                                                                       Indianapolis, Indiana
                                                                       Contact: Eric Wheeler
Shareholder                                                            (800) 321-7442
Information and    Terri A. Eckerle
Corporate Office:  German American Bancorp
                   P. O. Box 810
                   Jasper, Indiana  47547-0810
                   (812) 482-1314

Item 6.  Selected Financial Data.

The following selected data has been taken from the Company's consolidated financial statements. It should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.

                                               2001            2000               1999              1998            1997
                                               ----            ----               ----              ----            ----
Summary of Operations:
Interest Income........................ $    71,069     $    79,319        $    72,135       $    69,188     $    66,909
Interest Expense.......................      38,917          45,646             37,744            36,315          35,354
                                        -----------     -----------        -----------       -----------     -----------
    Net Interest Income................      32,152          33,673             34,391            32,873          31,555
Provision for Loan Losses..............         660           2,231              1,749             1,344             779
                                        -----------     -----------        -----------       -----------     -----------
Net Interest Income after Provision
    For Loan Losses....................      31,492          31,442             32,642            31,529          30,776
Non-interest Income....................       9,772           2,543 (1)          6,385             5,249           5,866
Non-interest Expense...................      29,308          28,238             26,357            23,751          25,651 (2)
                                        -----------     -----------        -----------       -----------     -----------
Income before Income Taxes.............      11,956           5,747             12,670            13,027          10,991
Income Tax Expense.....................       2,763             459              3,316             3,805           3,179
                                        -----------     -----------        -----------       -----------     -----------
Net Income............................. $     9,193     $     5,288        $     9,354       $     9,222     $     7,812
                                        ===========     ===========        ===========       ===========     ===========
========================================================================================================================
Year-end Balances:
Total Assets........................... $ 1,015,111     $ 1,079,808        $ 1,056,641       $   952,930     $   895,485
Total Loans, Net of Unearned Income....     657,166         709,744 (1)        741,609           639,816         559,517
Total Deposits.........................     726,874         735,570            751,428           714,779         688,692
Total Long-term Debt...................     156,726         182,370            126,902           124,381         100,296
Total Shareholders' Equity.............     102,209          97,260             93,685            97,153          89,847
========================================================================================================================
Average Balances:
Total Assets........................... $ 1,014,917     $ 1,070,093        $   999,761       $   919,750     $   877,624
Total Loans, Net of Unearned Income....     704,562         766,533 (1)        691,250           628,254         582,424
Total Deposits.........................     718,160         749,235            743,153           700,400         674,324
Total Shareholders' Equity.............     100,232          95,788             97,855            94,323          86,715
========================================================================================================================
Per Share Data (3):
Net Income............................. $      0.83     $      0.48        $      0.84       $      0.83     $      0.70
Cash Dividends(4)......................        0.53            0.50               0.44              0.39            0.31
Book Value at Year-end.................        9.26            8.83               8.52              8.75            8.14
========================================================================================================================
Other Data at Year-end:
Number of Shareholders.................       3,314           3,208              3,192             3,202           2,985
Number of Employees....................         422             405                416               388             351
Weighted Average Number of Shares (3)..  11,028,876      11,010,344         11,157,115        11,167,915      11,159,990
========================================================================================================================
Selected Performance Ratios:
Return on Assets.......................       0.91%          0.49%               0.94%             1.00%           0.89%
Return on Equity.......................       9.17%          5.52%               9.56%             9.78%           9.01%
Equity to Assets.......................      10.07%          9.01%               8.87%            10.20%          10.03%
Dividend Payout........................      62.75%         98.54%              50.04%            36.09%          38.10%
Net Charge-offs to Average Loans.......       0.22%          0.27%               0.23%             0.27%           0.04%
Allowance for Loan Losses to Loans.....       1.27%          1.31%               1.23%             1.34%           1.57%
Net Interest Margin....................       3.62%          3.57%               3.87%             4.02%           3.99%

------------------------
(1)  In 2000,  the Company  reclassified  $69.8  million of  sub-prime,  out-of-market  residential  mortgage  loans as held-for-sale.  The difference between book value and market value resulted in a $5.2 million allowance for market loss on loans held-for-sale.

(2)  In 1997, 1ST BANCORP incurred a $1.3 million one-time special SAIF assessment.

(3)  Share and Per Share Data has been  retroactively  adjusted to give effect for stock  dividends  and  excludes  the dilutive effect of stock options.

(4)  Cash Dividends represent historical dividends declared per share without retroactive restatement for poolings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Item contains statements relating to future results of the Company that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed in this Item 7 and those risks and uncertainties that are described in Item 1 of this report, "Business," under the caption "Forward-Looking Statements," which is incorporated herein by reference.

INTRODUCTION AND OVERVIEW

German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. The Company's Common Stock is traded on NASDAQ's National Market System under the symbol GABC. The Company operates five affiliated community banks with 27 banking offices and 5 full-service independent insurance agencies in the nine contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, Spencer and Vanderburgh. The Company operates a business lending center in Evansville, Indiana. The Company's lines of business include retail and commercial banking, mortgage banking, trust and investment brokerage services, title insurance, and a full range of personal and corporate property and casualty insurance products.

The information in this Management's Discussion and Analysis is presented as an analysis of the major components of the Company's operations for the years 1999 through 2001 and its financial condition as of December 31, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report. Financial and other information by segment is included in "Note 16 - Segment Information" of the "Notes to the Consolidated Financial Statements" included in Item 8 of this Report and is incorporated into this Item 7 by reference.

MERGERS AND ACQUISITIONS

There were no significant merger and acquisitions transactions completed during 2001. In October 2000, the Company completed a merger with Holland Bancorp, Inc. Holland Bancorp was merged with and into the Company, with the simultaneous merger of Holland's sole bank subsidiary, The Holland National Bank, into the Company's subsidiary, The German American Bank. The Holland National Bank operated four banking offices in Dubois County, Indiana. This merger was accounted for as a pooling of interests and prior period financial information has been restated accordingly.

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

                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET INCOME

In 2001 the Company generated net income of $9,193,000 or $0.83 per share. The 2001 earnings increased by $3,905,000, or 74%, from the $5,288,000, or $0.48 per share reported for 2000. Earnings during 2000 included $3,152,000 of after-tax charges related to a balance sheet restructuring which occurred late in the fourth quarter of 2000 as described below. Operating results for 2001 represented a 9% increase from the prior year's results, as adjusted for the effects of the balance sheet restructuring. The increase in net income was largely fueled by increases in insurance revenues and mortgage banking revenues and a decrease in provision for loan losses. The increase in the non-interest revenue sources helped to mitigate a decline of $1.5 million, or 5% in net interest income.

Late in the fourth quarter of 2000, the Company initiated a repositioning of its balance sheet within the mortgage banking component of the Company's operations. Approximately $69.8 million of sub-prime, out-of-market mortgage loans were reclassified as held-for-sale in December 2000. The sale of these loans was completed in February 2001, and the Company no longer originates these types of loans. Net income for 2000 was $5,288,000 or $0.48 per share as compared to 1999 net income of $9,354,000 or $0.84 per share. The recognition of an increased provision for loan losses for these types of loans and the difference between the book value and market value of the loans transferred to held-for-sale during the fourth quarter of 2000 had a significant impact on earnings for 2000.

NET INTEREST INCOME

Net interest income is the Company's single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. Several factors contribute to the determination of net interest income and net interest margin, including the volume and mix of earning assets, interest rates, and income taxes. Many factors affecting net interest income are subject to control by management policies and actions. Factors beyond the control of management include the general level of credit and deposit demand, Federal Reserve Board monetary policy, and changes in tax laws.

Net interest income in 2001 declined $1,521,000 or 5% from 2000 results, while 2000 net interest income declined $718,000 or 2% from 1999. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For 2001 the net interest margin improved modestly to 3.62% compared with 3.57% for 2000. This improvement in net interest margin in 2001 was attributable to an increase in core deposits and the declining interest rate environment tempered by a decline in the overall level of interest earning assets. The net interest margin for 1999 was 3.87%.

The decline in the Company's net interest income during 2001 is largely attributable to a decline in the overall level of interest earning assets and an increase in federal funds sold and other short-term investments. The decline in interest earning assets is attributable primarily to the call of investment securities, refinance activity and residential real estate loans, and the aforementioned sale of sub-prime mortgage loans. The declining interest rate environment during 2001 resulted in the call of $88.1 million of the Company's agency securities during 2001. The majority of these securities were called during the first half of the year. Proceeds from the called investment securities and sale of sub-prime residential mortgage loans were used to reduce short-term wholesale funding, including time deposits of $100,000 or more, brokered deposits and FHLB advances. In addition, a significant portion of these proceeds was held in federal funds sold and other investments for use as collateral for borrowings and to reduce other short-term wholesale funds as these reached maturity during 2001. The federal funds sold and other short-term investments are typically lower yielding than the earning assets that were called during 2001.

Average loans outstanding (including loans held-for-sale) declined $62.0 million during 2001 compared with 2000. The sale of sub-prime residential mortgage loans previously discussed was a significant factor in the reduced level of average loans outstanding. Also contributing to the decline in average loans outstanding during 2001 has been the sale of a majority of the Company's residential loan production to the secondary market. While these sales have not improved the Company's net interest income, the increase in the level of loans sold has contributed to the Company's non-interest income growth.

The Company's net interest margin and net interest income declined in 2000 compared with 1999. The decline in net interest margin resulted from a combination of flat loan yields and loan growth, and increased costs of wholesale funding to offset declines in core deposits. Wholesale funding represented a total of 35% of total funding sources for 2000 compared with 27% of funding sources for 1999. Further, the mortgage banking division's use of wholesale funding sources in a rising interest rate environment reduced the division's net interest margin by approximately 60 basis points in 2000 compared with 1999. Also contributing to the increased cost of funds was the general rise in interest rates during the latter half of 1999 and first half of 2000.

The Company's employment of various asset growth strategies throughout 1999 also contributed to the decline in the net interest margin in 2000 compared to 1999. These asset growth strategies consisted of affiliate banks investing proceeds from FHLB borrowings in investment securities in order to more effectively utilize capital in excess of requirements. While these strategies increased the dollar amount of net interest income, the net interest margin of the strategies range from 1.00% to 1.50%, and thus reduced the overall net interest margin percentage.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

                                                       Average Balance Sheet
                                                       ---------------------
                                            (Tax-equivalent basis/dollars in thousands)

                                       Twelve Months Ended               Twelve Months Ended              Twelve Months Ended
                                        December 31, 2001                 December 31, 2000                 December 31, 1999
                                 -------------------------------    ------------------------------    -----------------------------

                                 Principal     Income/    Yield/    Principal     Income/   Yield/    Principal   Income/    Yield/
                                  Balance      Expense     Rate      Balance      Expense   Rate       Balance    Expense     Rate
                                  -------      -------     ----      -------      -------   ----       -------    -------     ----
ASSETS
Federal Funds Sold and Other
   Short-term Investments....   $    63,197   $   2,093    3.31%    $    8,843   $   496    5.61%    $   28,927   $ 1,403    4.85%

Securities:
   Taxable...................       106,756       6,868    6.43%       160,653    11,195    6.97%       158,647    10,278    6.48%
   Non-taxable...............        74,568       5,550    7.44%        66,345     5,230    7.88%        57,706     4,592    7.96%
Total Loans and Leases (2)...       704,562      58,643    8.32%       766,533    64,326    8.39%       691,250    57,699    8.35%
                                -----------   ---------             ----------   -------             ----------   -------
TOTAL INTEREST
   EARNING ASSETS............       949,083      73,154    7.71%     1,002,374    81,247    8.11%       936,530    73,972    7.90%
                                -----------   ---------             ----------   -------             ----------   -------
Other Assets.................        74,744                             76,851                           72,018

Less: Allowance for Loan Losses      (8,910)                            (9,132)                          (8,787)
                                -----------                         ----------                       ----------
TOTAL ASSETS.................   $ 1,014,917                         $1,070,093                       $  999,761
                                ===========                         ==========                       ==========
LIABILITIES AND
   SHAREHOLDERS' EQUITY
Interest Bearing
 Demand Deposits                $    91,002   $   1,379    1.52%    $   71,996   $ 1,173    1.63%    $   85,158   $ 1,635    1.92%
Savings Deposits.............       124,164       3,317    2.67%       122,691     4,644    3.79%       116,365     3,593    3.09%
Time Deposits................       413,060      22,769    5.51%       468,048    26,349    5.63%       463,482    24,475    5.28%
FHLB Advances and
   Other Borrowings..........       185,384      11,452    6.18%       213,792    13,480    6.31%       147,915     8,041    5.44%
                                -----------   ---------             ----------   -------             ----------   -------
TOTAL INTEREST-BEARING
   LIABILITIES...............       813,610      38,917    4.78%       876,527    45,646    5.21%       812,920    37,744    4.64%
                                -----------   ---------             ----------   -------             ----------
Demand Deposit Accounts......        89,934                             86,500                           78,148
Other Liabilities............        11,141                             11,278                           10,838
                                -----------                         ----------                       ----------
TOTAL LIABILITIES............       914,685                            974,305                          901,906
                                -----------                         ----------                       ----------
Shareholders' Equity.........       100,232                             95,788                           97,855
                                -----------                         ----------                       ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY......   $ 1,014,917                         $1,070,093                       $  999,761
                                ===========                         ==========                       ==========
NET INTEREST INCOME..........   $    34,237                         $   35,601                       $   36,228
                                ===========                         ==========                       ==========
NET INTEREST MARGIN..........         3.62%                              3.57%                            3.87%

------------------------
(1)  Effective tax rates were determined as though  interest earned on the Company's  investments in municipal bonds and loans was fully taxable.

(2)  Loans  held-for-sale and non-accruing loans have been included in average loans.  Interest income on loans includes loan fees of $958, $952, and $948 for 2001, 2000, and 1999, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income - Rate/Volume Analysis:
(Tax-Equivalent basis, dollars in thousands)

                                                   2001 compared to 2000                         2000 compared to 1999
                                              Increase/(Decrease) Due to (1)                Increase/(Decrease) Due to (1)
                                            -----------------------------------           ----------------------------------
                                              Volume        Rate          Net              Volume         Rate           Net
                                            -----------------------------------           ----------------------------------
Interest Income:
Federal Funds Sold and Other
       Short-term Investments............   $   1,878     $   (281)    $  1,597           $ (1,098)    $    191     $   (907)
   Taxable Securities....................      (3,521)        (806)      (4,327)               131          786          917
   Nontaxable Securities ................         623         (303)         320                685         (165)         520
   Loans and Leases......................      (5,162)        (521)      (5,683)             6,315          430        6,745
                                            -----------------------------------           ----------------------------------
Total Interest Income....................      (6,182)      (1,911)      (8,093)             6,033        1,242        7,275
                                          -----------------------------------           ----------------------------------
Interest Expense:
   Savings and Interest-bearing Demand...         566       (1,687)      (1,121)              (182)         771          589
   Time Deposits.........................      (3,041)        (539)      (3,580)               243        1,631        1,874
   FHLB Advances and Other Borrowings....      (1,760)        (268)      (2,028)             4,002        1,437        5,439
                                            -----------------------------------           ----------------------------------
Total Interest Expense...................      (4,235)      (2,494)      (6,729)             4,063        3,839        7,902
                                            -----------------------------------           ----------------------------------

Net Interest Income......................   $  (1,947)    $    583     $ (1,364)          $  1,970     $ (2,597)    $   (627)
                                            ===================================           ==================================

------------------------
(1)  The change in interest due to both rate and volume has been  allocated to volume and rate changes in  proportion  to the relationship of the absolute dollar amounts of the change in each.

See the Company's Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, AND LIQUIDITY AND INTEREST RATE RISK MANAGEMENT for further information on the Company's net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses, which totaled $660,000, $2,231,000 and $1,749,000 in 2001, 2000 and 1999, respectively. These provisions were made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. The lower level of provision during 2001 was primarily a result of the liquidation of the Company's sub-prime, out-of-market residential mortgage loan portfolio. The increase in provision in 2000 was due to an increase in estimated losses related to the mortgage division's sub-prime, out-of-market residential mortgage loan portfolio and overall loan growth throughout the Company. As discussed previously, the Company sold its sub-prime, out-of-market residential real estate portfolio in February 2001, and the Company no longer originates these types of loans.

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

NON-INTEREST INCOME

Non-interest income, excluding securities gains (losses) and the net gains on sales of loans and related assets and provision for losses on loans held-for-sale, increased $713,000 or 9% in 2001 after an increase of $1,354,000 or 22% in 2000. Increases in the Company's insurance revenues and an increased level of service charge income on deposit accounts resulted in the overall increase in 2001. Increases in the Company's insurance revenues and the expanded customer utilization of investment brokerage services resulted in the overall increase in 2000. Including securities gains (losses) and the net gains on sales of loans and related assets and provision for losses on loans held-for-sale, non-interest income increased 284% in 2001 and declined 60% in 2000. The fluctuation in both years is primarily attributable to the provision for losses on loans held-for-sale related to the mortgage division's sub-prime, out-of-market residential mortgage loans that were reclassified as held-for-sale in December 2000 and sold in February 2001.

                                                                                                         % Change From
Non-interest Income (dollars in thousands)                                                                 Prior Year
                                                              2001          2000           1999         2001        2000
                                                              ----          ----           ----         ----        ----
Trust and Investment Product Fees.......................   $ 1,290      $  1,373       $    836         (6)%          64%
Service Charges on Deposit Accounts.....................     2,485         2,139          1,934         16            11
Insurance Revenues......................................     3,275         2,723          1,971         20            38
Other Operating Income..................................     1,212         1,314          1,454         (8)          (10)
                                                           -------      --------       --------
    Subtotal ...........................................     8,262         7,549          6,195          9            22
Net Gains (Losses) on Sales of Loans, Related Assets,
    and Provision for Losses on Loans Held-for-Sale.....     1,509        (4,998)           196     n/m (1)       n/m (1)
Securities Gains (Losses), net..........................         1            (8)            (6)       113           (33)
                                                           -------      --------       --------
    TOTAL NON-INTEREST INCOME...........................   $ 9.772      $  2,543       $  6,385        284           (60)
                                                           =======      ========       ========

------------------------
(1)  n/m = not meaningful

Service charges on deposit accounts increased 16% and 11% in 2001 and 2000, respectively. A change in fee structure implemented during 2001 and a general increase in collections of fees were generally responsible for these increases.

In an effort to provide customers an opportunity to fulfill all their financial needs through the Company's affiliate banks and associated financial services companies, the Company completed strategic insurance acquisitions in 1999 and 2000. As a result, the Company's property and casualty insurance revenues have grown steadily through the operations of Doty Insurance Agency, Inc. In addition, insurance revenues have increased in both 2001 and 2000 due to the initiation during 2000 of the Company's credit life and disability reinsurance operation through German American Reinsurance Company, Ltd.

Customer utilization of the Company's investment product services expanded significantly during 2000 resulting in a 91% growth in brokerage service revenue compared with 1999. The level of brokerage revenues declined by 10% during 2001. Investment brokerage services income, which is included in Trust and investment product fees, totaled $908,000 in 2001, $1,014,000 in 2000 and $531,000 in 1999.

Net gains on sales of loans and related assets, and the provision for losses on loans held-for-sale are derived from the Company's core banking and mortgage banking segments. These gains in 2001, exclusive of the market adjustment for sub-prime loans reclassified in December 2000, totaled $1,509,000 compared to $222,000 in 2000. The increased gain on sales of loans resulted from an increased level of residential loan production and a corresponding increase in loan sales to the secondary markets. A lowering interest rate environment fueled these increases during 2001. Loan sales totaled $135.3 million during 2001

(excluding the sub-prime sale) compared with $31.1 during 2000. These gains (losses), exclusive of the market adjustment for sub-prime loans reclassified in December 2000, remained relatively flat in 2000 at $222,000 compared to $196,000 in 1999. The provision for losses on loans held-for-sale on the sub-prime loans reclassified in December 2000 totaled $5,220,000 resulting in the net loss on sales of loans, related assets, and provision for losses on loans held-for-sale of $4,998,000 during 2000.

NON-INTEREST EXPENSE

Non-interest expense increased $1,070,000 or 4% in 2001 following an increase of $1,881,000 or 7% during 2000. The increase in 2001 resulted primarily from personnel costs. The increase in 2000 resulted largely from increased personnel costs, merger and acquisition related expenses and collection costs primarily associated with the sub-prime, out-of-market residential loan portfolio.

                                                                                                        % Change From
Non-interest Income (dollars in thousands)                                                                Prior Year
                                                              2001          2000         1999          2001        2000
                                                              ----          ----         ----          ----        ----
Salaries and Employee Benefits.......................     $ 16,669     $  15,454    $  14,308            8%          8%
Occupancy, Furniture and Equipment Expense...........        3,866         3,900        3,792           (1)          3
FDIC Premiums........................................          163           187          192          (13)         (3)
Data Processing Fees.................................        1,126           884          991           27         (11)
Professional Fees ...................................          950         1,333          912          (29)         46
Advertising and Promotion............................        1,014           870          963           17         (10)
Supplies.............................................          721           798          861          (10)         (7)
Other Operating Expenses.............................        4,799         4,812        4,338          ---          11
                                                          --------     ---------    ---------
    TOTAL NON-INTEREST EXPENSE.......................     $ 29,308     $  28,238    $  26,357            4           7
                                                          ========     =========    =========

Salaries and employee benefits comprised approximately 57% of total non-interest expense in 2001, 55% in 2000 and 54% in 1999. Salaries and employee benefits increased 8% in both 2001 and 2000. In 2001, the increase in salaries and employee benefits was primarily attributable to two factors. The Company transitioned to a pay-for-performance incentive plan in late 2000 and 2001 resulting in increased incentive compensation expense while salary expense has remained flat. Employee medical insurance benefit costs increased 17% during 2001 compared with 2000. In 2000, salaries increased approximately 7% due to merit increases and staff additions to build necessary infrastructure in technology and support functions. In addition, employee medical insurance benefits increased 8%. Finally, the significant increase in investment brokerage activity and fees resulted in increased incentive compensation in 2000 in the financial services function compared to 1999.

Professional fees decreased 29% during 2001 following an increase of 46% in 2000. The level of professional fees increased during 2000 due in large part to merger and acquisition activities.

During 2001, data processing fees increased $242,000 or 27%. This level of increase is due to a general rise in the number of accounts serviced by the Company's third party data processor and an increase in fees associated with the electronic banking services provided to the Company's customers. Data processing fees declined modestly during 2000.

Other operating expenses remained flat in 2001 compared with 2000 following an increase of 11% during 2000 compared with 1999. Collection costs declined $209,000 or 33% during 2001 due primarily to the sale of the mortgage division's sub-prime residential real estate loan portfolio in early 2001. The decline in collection costs was in large part offset by the building of insurance reserves by German American Reinsurance Company, Ltd. The increase in other operating expenses during 2000 was primarily attributable to increased collection costs associated with sub-prime, out-of-market residential real estate loans in the Company's mortgage banking division. Total collection costs increased $345,000 or 119% during 2000.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The major item affecting the difference between the Company's effective tax rate recorded on its financial statements and the federal statutory rate of 34% is interest on tax-exempt investments and loans. Other components affecting the Company's effective tax rate include affordable housing tax credit investments and state income taxes. The Company's effective tax rate was 23.1%, 8.0% and 26.2%, respectively, in 2001, 2000, and 1999. The lower effective tax rate in 2000 compared with the other years presented was attributable to a lower level of taxable income due primarily to the provision for losses on loans held-for-sale and reduced state income tax due to a change in apportionment rules. Note 11 to the consolidated financial statements provides additional details relative to the Company's income tax provision.

                                CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company and affiliate Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized", although these terms are not used to represent overall financial condition. The Company and all affiliate Banks at year-end 2001 were categorized as "well-capitalized", except First State Bank. At year end 2001, First State Bank was categorized as "adequately capitalized", with capital of $35,000 less than the requirement to be "well-capitalized." Adequately capitalized institutions must receive regulatory approval to accept brokered deposits, but management expects no other adverse consequences from First State Bank's classification as adequately capitalized. See Note 9 to the Consolidated Financial Statements for actual and required capital ratios.

The Company continues to maintain a strong capital position. Shareholders' equity totaled $102.2 million and $97.3 million at December 31, 2001 and 2000, respectively. Total equity represented 10.1% and 9.0%, respectively, of year-end total assets. The $4.9 million increase in shareholder's equity was primarily attributable to retained earnings generated by the Company's affiliate banks and insurance companies. An increase in market value of the Company's securities available-for-sale also contributed to the increased level of shareholder's equity.

The Company paid cash dividends of $5.8 million in 2001 and $5.2 million in 2000. The increase in 2001 dividends paid includes an increased number of shares outstanding arising from a merger transaction in late 2000 and the Company's 5% stock dividend declarations.

At December 31, 2001 the market value change of securities available-for-sale improved $1.6 million, net of tax, from year-end 2000. This increase in market value is recorded as an increase of shareholders' equity, and was due to the decline in interest rates throughout 2001.

                                  USES OF FUNDS
--------------------------------------------------------------------------------

LOANS

Total loans at year-end 2001 declined by $52.2 million or 7%. This decline was primarily isolated to the Company's residential loan portfolio. Residential mortgage loans declined $84.7 million or 27%. The Company sold a majority of new residential loan production in the secondary market during 2001. The Company's commercial and industrial loan portfolio increased $39.7 million or 21%. Consumer loans declined $11.8 million or 8.7% during 2001.

During 2000, total loans declined $31.8 million or 4%, primarily due to the reclassification of sub-prime, out-of-market residential real estate loans to held-for-sale in December 2000. Excluding this reclassification, total loans increased $37.9 million or 5% during 2000. During 2000, commercial and industrial loans grew 13%, agricultural and poultry loans grew by 14% and consumer loans grew by 11%. Excluding the reclassification of sub-prime residential real estate loans held-for-sale, residential real estate loans remained stable with a modest 2% decline.

The Company's loan portfolio is diversified, with the heaviest concentrations in commercial and industrial loans and in residential real estate loans. The Company's commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio                                                                    December 31,
dollars in thousands                                2001              2000           1999             1998             1997
                                                    ----              ----        -----------      -----------      -----------

Residential Mortgage Loans.................    $   227,502      $   312,199       $   388,514      $   323,045      $   275,273
Agricultural and Poultry...................         78,675           74,111            65,098           64,195           61,742
Commercial and Industrial Loans............        227,872          188,213           166,476          141,031          125,251
Consumer Loans.............................        123,840          135,596           121,865          112,254           98,749
                                               -----------      -----------       -----------      -----------      -----------
   Total Loans.............................        657,889          710,119           741,953          640,525          561,015
   Less: Unearned Income...................           (723)            (375)             (344)            (709)          (1,498)
                                               -----------      -----------       -----------      -----------       ----------
   Subtotal................................        657,166          709,744           741,609          639,816          559,517
   Less: Allowance for Loan Losses.........         (8,388)          (9,274)           (9,101)          (8,559)          (8,803)
                                               ------------     -----------       -----------      -----------      -----------
   Loans, net..............................    $   648,778      $   700,470       $   732,508      $   631,257      $   550,714
                                               ===========      ===========       ===========      ===========      ===========
Ratio of Loans to Total Loans:
Residential Mortgage Loans.................            34%              44%               52%              50%              49%
Agricultural and Poultry...................            12%              10%                9%              10%              11%
Commercial and Industrial Loans............            35%              27%               23%              22%              22%
Consumer Loans.............................            19%              19%               16%              18%              18%
                                               -----------      -----------       -----------      -----------      -----------
   Totals..................................           100%             100%              100%             100%             100%
                                               ===========      ===========       ===========      ===========      ===========

The Company's policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southwestern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company's primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2001 which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

                                                Within          One to Five        After
                                               One Year             Years        Five Years      Total
                                               --------         -----------      ----------      -----

Commercial, Agricultural and Poultry.......    $ 93,676           $108,703        $104,168      $306,547


                                                    Interest Sensitivity
                                               Fixed Rate       Variable Rate
                                               ----------       -------------

Loans maturing after one year..............    $ 57,896           $154,975


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

Investment Portfolio, at Amortized Cost                                             December 31,
dollars in thousands                                   2001           %            2000         %             1999      %
                                                       ----           -            ----         -             ----      -

Federal Funds Sold and Short-term Investments....   $   62,534      25%        $    2,955       1%        $ 11,266       5%
U.S. Treasury and Agency Securities..............        3,000       1             96,315      44           97,253      41
Obligations of State and Political Subdivisions..       76,546      30             54,150      25           57,190      24
Asset- / Mortgage-backed Securities..............       93,491      37             52,365      24           62,417      26
Equity Securities................................       16,813       7             12,077       6           10,368       4
                                                    ----------     ---         ----------     ---         --------     ---
    Total Securities Portfolio...................   $  252,384     100%        $  217,862     100%        $238,494     100%
                                                    ==========     ====        ==========     ===         ========     ===

The amortized cost of investment securities, exclusive of federal funds sold and short-term investments, declined $25.1 million to $189.9 million at year-end 2001 compared with $214.9 million at year-end 2000. The composition of the investment portfolio changed significantly during 2001. The overall decline and the significant change in U.S. Treasury and Agency securities was the result of the call and redemption of virtually all securities in this category during 2001. As these funds, along with other cash flows generated by the investment portfolio have been reinvested during 2001, the composition of the portfolio has changed. The funds were used to reinvest in tax advantaged obligations of state and political subdivisions and tax advantaged equity securities issued by U.S. governmental agencies. In addition, the funds were reinvested in asset- / mortgage-backed securities to provide structured cash flows in the current historically low interest rate environment.

The level of federal funds sold and short-term investments increased significantly during 2001. This increased level was primarily due to significant residential mortgage loan refinance activity driven by historically low interest rates. A portion of these federal funds sold and other short-term investments are being used as collateral for borrowings, are being held to further reduce wholesale funds as these reach maturity, and will be used to fund loans and securities.

Investment Securities, at Carrying Value
dollars in thousands
                                                                                   December 31,
Securities Held-to-Maturity:                                         2001              2000             1999
                                                                     ----              ----             ----
U.S. Treasury and other U.S.
     Government Agencies and Corporations....................     $       ---      $       ---       $     1,048
State and Political Subdivisions.............................          23,056           28,093            30,593
Asset-/Mortgage-backed Securities............................             ---              361               903
                                                                  -----------      -----------       -----------
     Subtotal of Securities Held-to-Maturity.................          23,056           28,454            32,544
                                                                  -----------      -----------       -----------
Securities Available-for-Sale:
U.S. Treasury and other U.S.
     Government Agencies and Corporations....................     $     3,039      $    95,102       $    92,326
State and Political Subdivisions.............................          53,893           26,669            26,487
Asset-/Mortgage-backed Securities............................          94,272           51,336            58,967
Equity Securities............................................          16,890           12,081            10,368
                                                                  -----------      -----------       -----------
     Subtotal of Securities Available-for-Sale...............         168,094          185,188           188,148
                                                                  -----------      -----------       -----------
         Total Securities....................................     $   191,150      $   213,642       $   220,692
                                                                  ===========      ===========       ===========

The Company's $168.1 million available-for-sale portion of the investment portfolio provides an additional funding source for the Company's liquidity needs and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not be interpreted as an indication that management anticipates such sales.


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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances                                                     % Change From
dollars in thousands                                                                     Prior Year
                                             2001           2000         1999         2001         2000
                                             ----           ----         ----         ----         ----
Demand Deposits
    Non-interest Bearing...............   $   89,934    $    86,500    $   78,148        4%         11%
    Interest Bearing...................       91,002         71,996        85,158       26         (15)
Savings Deposits.......................       49,071         51,073        52,361       (4)         (2)
Money Market Accounts..................       75,093         71,618        64,004        5          12
Other Time Deposits....................      347,969        349,675       375,422       --          (7)
                                          ----------    -----------    ----------
    Total Core Deposits................      653,069        630,862       655,093        4          (4)
Certificates of Deposits of $100,000 or
    more and Brokered Deposits.........       65,091        118,373        88,060      (45)         34
FHLB Advances and
    Other Borrowings...................      185,384        213,792       147,915      (13)         45
                                          ----------    -----------    ----------
    Total Funding Sources..............   $  903,544    $   963,027    $  891,068       (6)          8
                                          ==========    ===========    ==========

Maturities of time certificates of deposit of $100,000 or more are summarized as follows:

                                         3 Months      3 thru       6 thru         Over
                                          Or Less     6 Months     12 Months     12 Months     Total
                                         ------------------------------------------------------------

December 31, 2001..................      $16,015       $8,621       $6,624       $18,973       $50,233


CORE DEPOSITS

The Company's level of average core deposits increased 4% in 2001 after a 4% decline in 2000. The Company's ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products.

Demand, savings and money market deposits have provided a stable source of funding for the company, despite fluctuations in the various categories. Average demand, savings and money market deposits totaled $305.1 million or 47% of core deposits in 2001 compared with $281.2 million or 45% in 2000 and $279.7 million or 43% in 1999.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits remained stable in 2001 following a 7% decline in 2000. Other time deposits comprised 53% of core deposits in 2001 compared with 55% in 2000 and 57% in 1999.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company's most significant source of other funding. Average borrowed funds decreased $28.4 million or 13% during 2001. This decline followed an increase of $65.9 million or 45% in 2000. The decline in borrowed funds, both long-term and short-term, was the result of an increase in core deposits from the Company's primary market areas and the overall decline in outstanding loans. The additional reliance on borrowed funds in 2000 was to fund loan growth and supplement core deposits.

Certificates  of deposits  in  denominations  of  $100,000 or more and  brokered deposits are an additional source of other funding. Large denomination certificates and brokered deposits decreased $53.3 million or 45% during 2001. The decline followed an increase of 34% in 2000. The decline in these types of deposits during 2001, as with the decline in borrowed funds, was the result of an increase in core deposits and the overall decline in outstanding loans. During 2000, in addition to borrowed funds, these certificates served to fund loan growth and supplement core deposits. Large certificates and brokered deposits comprised 7%, 12%, and 10% of total funding sources in 2001, 2000, and 1999.

The Company also utilizes short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within 30 days, and secured overnight variable rate borrowings from the FHLB. These borrowings represent an important source of short-term liquidity for the Company. Long-term debt is in the form of FHLB advances, which are secured by the pledge of certain investment securities and residential mortgage loans. See
Note 8 to the Consolidated Financial Statements for further information regarding borrowed funds.

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

The allowance for loan losses is comprised of: (a) specific reserves on individual credits; (b) allocated reserves for certain loan categories and industries, and overall historical loss experience; and (c) unallocated reserves based on performance trends in the loan portfolios, current economic conditions, and other factors that influence the level of estimated probable losses. The need for specific reserves are considered for credits when: (a) the customer's cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or,
(d) other reasons where the ultimate collectibility of the loan is in question, or the loan characteristics require special monitoring.

Allowance for Loan Losses
dollars in thousands                                                                Years Ended December 31,
                                                                  2001          2000          1999          1998          1997
                                                                  ----          ----          ----          ----          ----
Balance of allowance for possible
   losses at beginning of period..........................   $   9,274     $   9,101     $   8,559      $  8,803      $  8,267
Allowance of Acquired subsidiaries & Adjustments
   to Conform Fiscal Years................................         ---           ---           356            80           ---
Loans charged-off:
Residential Mortgage Loans................................         637         1,188           815           627           122
Agricultural and Poultry Loans ...........................          66           134           222           ---           ---
Commercial and Industrial Loans...........................         659           347           192           348           407
Consumer Loans............................................         990           748           823         1,080           545
                                                             ---------     ---------     ---------      --------      --------
   Total Loans charged-off................................       2,352         2,417         2,052         2,055         1,074

Recoveries of previously charged-off Loans:
Residential Mortgage Loans................................          54            14           100            76             1
Agricultural and Poultry Loans............................         191            29           135            19            66
Commercial and Industrial Loans...........................         374           120            42            77           668
Consumer Loans............................................         187           196           212           215            96
                                                             ---------     ---------     ---------      --------      --------
   Total Recoveries.......................................         806           359           489           387           831
                                                             ---------     ---------     ---------      --------      --------

Net Loans recovered  / (charged-off)......................      (1,546)       (2,058)       (1,563)       (1,668)         (243)
Additions to allowance charged to expense.................         660         2,231         1,749         1,344           779
                                                             ---------     ---------     ---------      --------      --------
Balance at end of period..................................   $   8,388     $   9,274     $   9,101      $  8,559      $  8,803
                                                             =========     =========     =========      ========      ========

Net Charge-offs to Average Loans Outstanding..............       0.22%         0.27%         0.23%         0.27%         0.04%
Provision for Loan Losses to Average Loans Outstanding....       0.09%         0.29%         0.25%         0.21%         0.13%
Allowance for Loan Losses to Total Loans at Year-end......       1.27%         1.31%         1.23%         1.34%         1.57%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated
(dollars in thousands):

Residential Mortgage Loans................................   $   1,813     $   2,106     $   2,048      $  1,315      $  1,044
Agricultural and Poultry..................................         603           777           620           910         1,010
Commercial and Industrial Loans...........................       4,457         4,618         3,987         2,905         3,109
Consumer Loans............................................         305           348           915         1,047         1,083
Unallocated...............................................       1,210         1,425         1,531         2,382         2,557
                                                             ---------     ---------     ---------      --------      --------
Total Loans...............................................   $   8,388     $   9,274     $   9,101      $  8,559      $  8,803
                                                             =========     =========     =========      ========      ========

The trend in net charge-offs improved during 2001 primarily as a result of a decline in residential real estate loan charge-offs. The upward trend in net charge-offs in 2000 was primarily related to sub-prime, out-of-market residential real estate loans at the Company's mortgage banking division. The Company discontinued new sub-prime, out-of-market residential real estate lending during 1999, and the portfolio of these loans was sold in 2001, as discussed previously. Refer also to the section entitled PROVISION FOR LOAN LOSSES in the discussion regarding the RESULTS OF OPERATIONS.

NON-PERFORMING ASSETS

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

The following table presents an analysis of the Company's non-performing assets. The decline in non-accrual loans in 2001 and unfavorable trend in non-accrual loans prior to 2001 was primarily attributable to sub-prime, out-of-market residential real estate loans. The repositioning of the balance sheet regarding these types of loans during the fourth quarter of 2000 and subsequent sale of approximately $69 million in principal balance of loans during the first quarter of 2001 reversed the upward trend in non-accrual loans.

Non-performing Assets                                                                    December 31,
dollars in thousands                                      2001              2000             1999           1998           1997
                                                          ----              ----             ----           ----           ----

Non-accrual Loans.................................  $    3,452        $    8,014       $    7,237       $  5,411       $  3,568
Past Due Loans (90 days or more)..................         916             1,513            1,603          1,531          3,360
Restructured Loans................................         367               ---              ---            ---            ---
                                                    ----------        ----------       ----------       --------       --------
    Total Non-performing Loans....................       4,735             9,527            8,840          6,942          6,928
Other Real Estate.................................       1,612             1,579            2,434          1,156            785
                                                    ----------        ----------       ----------       --------       --------
    Total Non-performing Assets...................  $    6,347        $   11,106       $   11,274       $  8,098       $  7,713
                                                    ==========        ==========       ==========       ========       ========


Non-performing Loans to Total Loans...............       0.72%            1.34%             1.19%          1.08%          1.23%
Allowance for Loan Losses to Non-performing Loans.     177.15%           97.34%           102.95%        123.29%        127.06%

Interest income recognized on non-performing loans for 2001 was $390,000. The gross interest income that would have been recognized in 2001 on non-performing loans if the loans had been current in accordance with their original terms is $534,000. Loans are placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

Accounting standards require recognition of loan impairment if a loan's full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. The total dollar amount of impaired loans at December 31, 2001 was $920,000. For additional detail on impaired loans, see Note 3 of the Consolidated Financial Statements.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2001 the Company's estimated NPV might be expected to increase in the event of an increase in prevailing interest rates, and might be expected to decrease in the event of a decrease in prevailing interest rates (dollars in thousands).

                     Interest Rate Sensitivity as of December 31, 2001

                                                                         Net Portfolio Value
                                          Net Portfolio                   as a % of Present
                                              Value                        Value of Assets
                                          -------------                  -------------------
    Changes                                    22
   in Rates                          $ Amount      % Change          NPV Ratio         Change
   --------                          --------      --------          ---------         ------
     +2%......................       $123,416         9.13%            11.95%          108 b.p.
     +1%......................        121,812         7.72             11.73            87 b.p.
     Base.....................        113,086          ---             10.87               ---
     -1%......................        109,070        (3.55)            10.40          (46) b.p.
     -2%......................        102,527        (9.34)             9.73         (114) b.p.

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

       Independent Auditors' Report
       Dollars in thousands

Board of Directors and Shareholders
German American Bancorp
Jasper, Indiana

     We have audited the accompanying consolidated balance sheets of German American Bancorp as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     The consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1999 have been restated to reflect the Holland Bancorp pooling of interests, as described in Note 18. We did not audit the separate 1999 financial statements of Holland Bancorp as reflected in the pooling of interests, which statements reflect (in thousands) net income of $532. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Holland Bancorp for 1999, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana                       /s/ Crowe, Chizek and Company LLP
February 14, 2002                           Crowe, Chizek and Company LLP


CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                                                                     December 31,
                                                                               2001               2000
                                                                               ----               ----

ASSETS
Cash and Due from Banks.............................................    $    36,893        $    26,987
Federal Funds Sold and Other Short-term Investments.................         62,235              1,460
                                                                        -----------        -----------
    Cash and Cash Equivalents.......................................         99,128             28,447

Interest-bearing Time Deposits with Banks...........................            299              1,495
Securities Available-for-Sale, at Market............................        168,094            185,188
Securities Held-to-Maturity, at Cost................................         23,056             28,454

Loans Held-for-Sale.................................................          5,538             71,372

Loans  .............................................................        657,889            710,119
Less:   Unearned Income.............................................           (723)              (375)
    Allowance for Loan Losses.......................................         (8,388)            (9,274)
                                                                        -----------        -----------
Loans, Net..........................................................        648,778            700,470

Stock in FHLB of Indianapolis and Other Restricted Stock, at cost...         12,596             12,596
Premises, Furniture and Equipment, Net..............................         20,016             21,065
Other Real Estate...................................................          1,612              1,579
Intangible Assets...................................................          1,985              2,147
Accrued Interest Receivable and Other Assets........................         34,009             26,995
                                                                        -----------        -----------
        TOTAL ASSETS................................................    $ 1,015,111        $ 1,079,808
                                                                        ===========        ===========

LIABILITIES
Non-interest-bearing Demand Deposits................................    $   106,613        $    89,146
Interest-bearing Demand, Savings, and Money Market Accounts.........        241,925            194,093
Time Deposits < $100,000............................................        327,510            350,854
Time Deposits $100,000 or more and Brokered Deposits................         50,826            101,477
                                                                        -----------        -----------
    Total Deposits..................................................        726,874            735,570

FHLB Advances and Other Borrowings..................................        174,385            235,230
Accrued Interest Payable and Other Liabilities......................         11,643             11,748
                                                                        -----------        -----------
        TOTAL LIABILITIES...........................................        912,902            982,548

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
  20,000,000 shares authorized......................................         11,039             10,495
Preferred Stock, $10 par value;
  500,000 shares authorized, no shares issued.......................            ---                ---
Additional Paid-in Capital..........................................         72,238             63,175
Retained Earnings...................................................         18,133             24,353
Accumulated Other Comprehensive Income (Loss).......................            799               (763)
                                                                        -----------        -----------
        TOTAL SHAREHOLDERS' EQUITY..................................        102,209             97,260
                                                                        -----------        -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $ 1,015,111        $ 1,079,808
                                                                        ===========        ===========
End of period shares issued and outstanding.........................     11,038,675         10,494,708
                                                                        ===========        ===========

                      See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                                      Years ended December 31,
                                                                               2001               2000               1999
                                                                               ----               ----               ----
INTEREST INCOME
Interest and Fees on Loans..........................................    $    58,445        $    64,176        $    57,423
Interest on Federal Funds Sold and other Short-term Investments.....          2,093                496              1,403
Interest and Dividends on Securities:
    Taxable.........................................................          6,868             11,195             10,278
    Non-taxable.....................................................          3,663              3,452              3,031
                                                                        -----------        -----------        -----------
       TOTAL INTEREST INCOME........................................         71,069             79,319             72,135

INTEREST EXPENSE
Interest on Deposits................................................         27,465             32,166             29,703
Interest on FHLB Advances and Other Borrowings......................         11,452             13,480              8,041
                                                                        -----------        -----------        -----------
    TOTAL INTEREST EXPENSE..........................................         38,917             45,646             37,744
                                                                        -----------        -----------        -----------

NET INTEREST INCOME.................................................         32,152             33,673             34,391
Provision for Loan Losses...........................................            660              2,231              1,749
                                                                        -----------        -----------        -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.................         31,492             31,442             32,642

NON-INTEREST INCOME
Trust and Investment Product Fees...................................          1,290              1,373                836
Service Charges on Deposit Accounts.................................          2,485              2,139              1,934
Insurance Revenues..................................................          3,275              2,723              1,971
Other Operating Income..............................................          1,212              1,314              1,454
Net Gains on Sales of Loans and Related Assets,
     and Provision for Losses on Loans Held-for-Sale................          1,509             (4,998)               196
Net Gain / (Loss) on Sales of Securities............................              1                 (8)                (6)
                                                                        -----------        -----------        -----------
    TOTAL NON-INTEREST INCOME.......................................          9,772              2,543              6,385
                                                                        -----------        -----------        -----------
NON-INTEREST EXPENSE
Salaries and Employee Benefits......................................         16,669             15,454             14,308
Occupancy Expense...................................................          2,003              1,854              1,853
Furniture and Equipment Expense.....................................          1,863              2,046              1,939
Data Processing Fees................................................          1,126                884                991
Professional Fees...................................................            950              1,333                912
Advertising and Promotion...........................................          1,014                870                963
Supplies............................................................            721                798                861
Other Operating Expenses............................................          4,962              4,999              4,530
                                                                        -----------        -----------        -----------
    TOTAL NON-INTEREST EXPENSE......................................         29,308             28,238             26,357
                                                                        -----------        -----------        -----------
Income before Income Taxes..........................................         11,956              5,747             12,670
Income Tax Expense..................................................          2,763                459              3,316
                                                                        -----------        -----------        -----------
NET INCOME..........................................................    $     9,193        $     5,288        $     9,354
                                                                        ===========        ===========        ===========
Earnings per Share and Diluted Earnings per Share...................    $      0.83        $      0.48        $      0.84


                               See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                      Common
                                                                      Stock/                       Accumulated
                                                                    Additional                        Other          Total
                                                                      Paid-in       Retained      Comprehensive  Shareholders'
                                                                      Capital       Earnings         Income         Equity
                                                                   -----------      --------      -------------  -------------

Balances, January 1, 1999.......................................   $  61,061       $  35,281       $     811      $  97,153

Comprehensive Income:
  Net Income....................................................                       9,354                          9,354
  Change in Unrealized Gain/(Loss)
    on Securities Available-for-Sale............................                                      (4,785)        (4,785)
         Total Comprehensive Income.............................                                                      4,569
Cash Dividends ($.42 per Share, as restated
  for pooling of interests)                                                           (4,681)                        (4,681)
Issuance of Common Stock for:
  Exercise of Stock Options (2,593 shares)......................          28                                             28
  Director Stock Awards (18,036 shares).........................         308                                            308
  5% Stock Dividend (453,539 shares)............................       9,179          (9,179)                           ---
  Acquisitions (73,500 shares)..................................         173              96                            269
Purchase and Retirement of Common Stock (206,558 shares)........      (4,277)            (28)                        (4,305)
Purchase of Interest in Fractional Shares.......................                         (35)                           (35)
Adjustment to Conform Year-ends.................................         572            (220)             27            379
                                                                   ---------       ---------       ---------      ---------
Balances, December 31, 1999.....................................      67,044          30,588          (3,947)        93,685

Comprehensive Income:
  Net Income....................................................                       5,288                          5,288
  Change in Unrealized Gain / (Loss)
    on Securities Available-for-Sale............................                                       3,184          3,184
                                                                                                                  ---------
         Total Comprehensive Income.............................                                                      8,472
Cash Dividends ($.48 per Share, as restated
  for pooling of interests)                                                           (5,211)                        (5,211)
Issuance of Common Stock for:
  Exercise of Stock Options (9,187 shares)......................          78                                             78
  Director Stock Awards (20,458 shares).........................         296                                            296
  5% Stock Dividend (532,270 shares)............................       6,292          (6,292)                           ---
Employee Stock Purchase Plan....................................         (40)                                           (40)
Purchase of Interest in Fractional Shares.......................                         (20)                           (20)
                                                                   ---------       ---------       ---------      ---------
Balances, December 31, 2000.....................................      73,670          24,353            (763)        97,260

Comprehensive Income:
  Net Income....................................................                       9,193                          9,193
  Change in Unrealized Gain / (Loss)
    on Securities Available-for-Sale............................                                       1,562          1,562
                                                                                                                  ---------
  Total Comprehensive Income....................................                                                     10,755
Cash Dividends ($.53 per Share).................................                      (5,769)                        (5,769)
Issuance of Common Stock for:
  Director Stock Awards (21,550 shares).........................         311                                            311
  Employee Benefit Plans (1,582 shares).........................          26                                             26
  Dividend Reinvestment Plan (6,785 shares).....................         113            (113)                           ---
  5% Stock Dividend (524,526 shares)............................       9,507          (9,507)                           ---
Employee Stock Purchase Plan....................................        (201)                                          (201)
Purchase and Retirement of Common Stock (9,332 shares)..........        (149)                                          (149)
Purchase of Interest in Fractional Shares.......................                         (24)                           (24)
                                                                   ---------       ---------       ---------    -----------

Balances, December 31, 2001.....................................   $  83,277       $  18,133       $     799    $   102,209
                                                                   =========       =========       =========    ===========

                                See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS

                                                                                          Years Ended December 31,
                                                                                    2001              2000             1999
                                                                                    ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.............................................................         $  9,193         $   5,288         $    9,354
Adjustments to Reconcile Net Income to Net Cash from
Operating Activities:
  Depreciation and Amortization........................................            2,624             2,291              2,537
  Amortization and Impairment of Mortgage Servicing Rights ............              651               233                241
  Net Change in Loans Held-for-Sale....................................           65,834            (3,773)             6,843
  Loss in Investment in Limited Partnership............................              259               203                108
  Provision for Loan Losses............................................              660             2,231              1,749
  Loss (Gain) on Sale of Securities, net...............................               (1)                8                  6
  Loss (Gain) on Sales of Loans and Related Assets, and Provision
    for Losses On Loans Held-for-Sale..................................           (1,509)            4,998               (196)
  Loss/(Gain) on Disposition and Impairment of Premises and Equipment                 57                13                ---
  Director Stock Awards................................................              311               296                308
  Change in Assets and Liabilities:
    Interest Receivable and Other Assets...............................           (7,678)           (1,625)            (5,936)
Interest Payable and Other Liabilities.................................             (105)              237              1,103
                                                                                --------         ---------         ----------
      Net Cash from Operating Activities...............................           70,296            10,400             16,117

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in Interest-bearing Balances with Banks.......................            1,196             5,957               (970)
  Proceeds from Maturities of Securities Available-for-Sale............          112,037            12,201             35,779
  Proceeds from Sales of Securities Available-for-Sale.................              ---               742                953
  Purchase of Securities Available-for-Sale............................          (87,082)           (4,717)           (83,512)
  Proceeds from Maturities of Securities Held-to-Maturity..............              277             4,087              7,417
  Purchase of Securities Held-to-Maturity..............................             (540)           (2,657)            (5,024)
  Purchase of Loans....................................................              ---            (1,472)            (9,884)
  Proceeds from Sales of Loans.........................................            2,290               500              5,875
  Loans Made to Customers, net of Payments Received....................           47,583           (41,887)           (92,514)
  Proceeds from Sales of Mortgage Servicing Rights.....................              ---               528                ---
  Proceeds from Sales of Other Real Estate.............................            1,916             3,320              1,604
  Property and Equipment Expenditures..................................           (1,831)           (1,994)            (4,122)
  Proceeds from Sales of Property and Equipment........................              347                16                ---
  Acquire Affiliates and Adjust to Conform Fiscal Years................             (150)             (317)               (22)
                                                                                --------         ---------         ----------
        Net Cash from Investing Activities.............................           76,043           (25,693)          (144,420)

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in Deposits...................................................           (8,696)          (15,858)            29,516
  Change in Short-term Borrowings......................................          (35,200)          (20,255)            66,087
  Advances in Long-term Debt...........................................              ---           132,850             99,000
  Repayments of Long-term Debt.........................................          (25,645)          (77,382)           (79,834)
  Issuance of Common Stock.............................................               26                78                 28
  Purchase / Retire Common Stock.......................................             (149)              ---             (4,305)
  Employee Stock Purchase Plan.........................................             (201)              (40)               ---
  Dividends Paid.......................................................           (5,769)           (5,211)            (4,681)
  Purchase of Interests in Fractional Shares...........................              (24)              (20)               (35)
                                                                                --------         ---------         ----------
      Net Cash from Financing Activities...............................          (75,658)           14,162            105,776
                                                                                --------         ---------         ----------

Net Change in Cash and Cash Equivalents................................           70,681            (1,131)           (22,527)
  Cash and Cash Equivalents at Beginning of Year.......................           28,447            29,578             52,105
Cash and Cash Equivalents at End of Year                                        --------         ---------         ----------
                                                                                $ 99,128         $  28,447         $   29,578
                                                                                ========         =========         ==========
Cash Paid During the Year for:
  Interest.............................................................         $ 40,129         $  44,957         $   40,761
  Income Taxes.........................................................              858             3,233              3,899

                                 See accompanying notes to consolidated financial statements.


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DOLLARS IN THOUSANDS

NOTE 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates susceptible to change in the near term include the allowance for loan losses, impaired loans, and the fair value of mortgage servicing rights and financial instruments.

The Company  acquired  1ST BANCORP in 1999 in a pooling of  interests  (see Note
18). Prior to 1999, 1ST BANCORP's financial statements were prepared on a June 30 fiscal year-end. The Company's calendar period financial statements for periods prior to 1999 were restated to include 1ST BANCORP fiscal period financial statements (i.e. the Company's previously reported December 31, 1998 balances were combined with 1ST BANCORP June 30, 1998 balances). 1ST BANCORP is combined with the Company on a calendar basis for all 1999 periods. As a result of 1ST BANCORP's prior fiscal reporting, the 1999 statement of cash flows, statement of changes in shareholders' equity, and certain notes include an "adjustment to conform fiscal years" to adjust from fiscal to calendar period reporting.

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

Loans

Interest is accrued over the term of the loans based on the principal balance outstanding. Loans are placed on non-accrual status when impaired or when scheduled principal or interest payments are past due 90 days or more, unless the loan is well secured and in the process of collection. The Company defers loan fees and certain direct loan origination costs. Deferred amounts are reported in the balance sheet as part of loans and are recognized into interest income over the term of the loan based on the level yield method.

Loans held-for-sale are carried at the lower of cost or fair value, in aggregate.

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

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial, agricultural and poultry loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

Intangible Assets

Intangible Assets are comprised of core deposit intangibles ($32 and $66 at December 31, 2001 and 2000, respectively) and goodwill ($1,952 and $2,081 at December 31, 2001 and 2000, respectively). Core deposit intangibles are amortized on an accelerated method over ten years and goodwill is amortized on a straight-line basis over twelve to fifteen years. Core Deposit Intangibles and Goodwill are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. See New Accounting Pronouncements in this Note for additional information.

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

Earnings Per Share

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the potential dilutive effect of additional common shares issuable under stock options. Earnings per share is retroactively restated for stock dividends.

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

New Accounting Pronouncements

Beginning January 1, 2001 a new accounting standard, Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. The Company's derivatives include mandatory forward commitments to sell mortgage loans and interest rate caps. The Company uses both mandatory and non-mandatory forward commitments. Mandatory commitments that require net settlement with the counter-party in order to cancel the contracts are recorded at fair value in the financial statements, while forward contracts that do not require net settlement are not recorded in the financial statements. The effect of adopting FAS 133 at January 1, 2001 was not material to the Company's financial statements.

In conjunction with the adoption of FAS 133, the Company reclassified certain investment securities from the held-to-maturity portfolio to the available-for-sale portfolio. The reclassified securities had a carrying value $5,637 and a market value of $5,784, resulting in a net increase in equity of $88 at the time of transfer.

A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Amounts previously recorded as goodwill from depository institution branch acquisitions are not presently considered to be goodwill under the new standard and these amounts will continue to be amortized. Management is currently evaluating the impact of this new standard, but the Corporation's intangible assets of $1,985 include $763 that management expects to continue amortizing.

NOTE 2 - Securities

The  amortized  cost,   gains  and  losses   recognized  in  accumulated   other
comprehensive income (loss) and fair value of Securities Available-for-Sale were as follows:

                                                                                    Gross           Gross
                                                                  Amortized      Unrealized      Unrealized        Fair
Securities Available-for-Sale:                                      Cost            Gains          Losses          Value
                                                                  --------------------------------------------------------
2001
U.S. Treasury Securities and Obligations of
  U.S. Government Corporations and Agencies.................      $   3,000        $    39        $    ---       $   3,039
Obligations of State and Political Subdivisions.............         53,490            909            (506)         53,893
Asset- / Mortgage-backed Securities.........................         93,491            885            (104)         94,272
Equity Securities...........................................         16,813            171             (94)         16,890
                                                                  ---------        -------        ---------       --------
    Total...................................................      $ 166,794        $ 2,004        $   (704)       $168,094
                                                                  =========        =======        =========       ========

2000
U.S. Treasury Securities and Obligations of
    U.S. Government Corporations and Agencies...............      $  96,315        $    52        $ (1,265)      $  95,102
Obligations of State and Political Subdivisions.............         26,057            761            (149)         26,669
Asset- / Mortgage-backed Securities.........................         52,004             11            (679)         51,336
Equity Securities...........................................         12,077             29             (25)         12,081
                                                                  ---------        -------        --------       ---------
    Total...................................................      $ 186,453        $   853        $ (2,118)      $ 185,188
                                                                  =========        =======        ========       =========

The carrying amount, unrecognized gains and losses and fair value of Securities
Held-to-Maturity were as follows:

                                                                                    Gross           Gross
                                                                  Amortized      Unrealized      Unrealized        Fair
Securities Held-to-Maturity                                         Cost            Gains          Losses          Value
                                                                  --------------------------------------------------------
2001
Obligations of State and Political Subdivisions.............       $ 23,056        $   468        $    (80)      $  23,444
Asset- / Mortgage-backed Securities.........................            ---            ---             ---             ---
                                                                  ---------        -------        --------       ---------
    Total...................................................      $  23,056        $   468        $    (80)      $  23,444
                                                                  =========        =======        ========       =========

2000
Obligations of State and Political Subdivisions.............      $  28,093        $   607      $     (110)      $  28,590
Asset- / Mortgage-backed Securities.........................            361              3              (1)            363
                                                                  ---------        -------        --------      ----------
    Total...................................................      $  28,454        $   610        $   (111)      $  28,953
                                                                  =========        =======        ========      ==========

The amortized cost and fair value of Securities at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

                                                                  Amortized          Fair
                                                                    Cost             Value
                                                                  ---------        ---------
Securities Available-for-Sale:
Due in one year or less.....................................      $   3,000        $   3,053
Due after one year through five years.......................         11,216           11,388
Due after five years through ten years......................         12,988           13,382
Due after ten years.........................................         29,286           29,109
Asset- / Mortgage-backed Securities.........................         93,491           94,272
Equity Securities...........................................         16,813           16,890
                                                                  ---------        ---------

    Totals..................................................      $ 166,794        $ 168,094
                                                                  =========        =========

                                                                   Carrying          Fair
                                                                    Amount           Value
                                                                  ---------        ---------
Securities Held-to-Maturity:
Due in one year or less.....................................      $   1,009        $   1,013
Due after one year through five years.......................          7,155            7,267
Due after five years through ten years......................          8,799            9,011
Due after ten years.........................................          6,093            6,153
Asset- / Mortgage-backed Securities.........................            ---              ---
                                                                  ---------        ---------
    Totals..................................................      $  23,056        $  23,444
                                                                  =========        =========

The amortized cost of securities at December 31, 2001 are shown in the following table by contractual maturity, except for asset- / mortgage-backed securities, which are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities totaling $16,813 do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2001:

                                  Within               After One But              After Five But              After Ten
                                 One Year            Within Five Years           Within Ten Years               Years
                            ----------------------------------------------------------------------------------------------
                            Amount     Yield       Amount         Yield           Amount     Yield        Amount     Yield
                            ----------------------------------------------------------------------------------------------
U.S. Treasuries and
    Agencies.............. $  1,000    6.30%      $   2,000       4.50%       $     ---       N/A         $   ---     N/A
State and Political
    Subdivisions..........    3,009    7.72%         16,371       6.66%          21,787      7.88%         35,379    6.78%
Asset- / Mortgage-backed
    Securities............   16,403    5.92%         66,573       5.64%           5,425      5.92%          5,090    5.10%
                           --------               ---------                   ---------                   -------


       Totals............. $ 20,412    6.20%      $  84,944       5.81%       $  27,212      7.49%        $40,469    6.57%
                           ========               =========                   =========                   =======

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

At December 31, 2001 and 2000, U.S. Government Agency structured notes, consisting of single-index bonds, with respective amortized costs of $0 and $7,784 and fair values of $0 and $7,116 were included in securities available-for-sale.

Proceeds from the Sales of Securities are summarized below:

                                             2001                              2000                               1999
                                             ----                              ----                               ----
                                           Available-  Held-to-              Available-  Held-to-              Available-  Held-to-
                                  Trading   for-Sale   Maturity     Trading   for-Sale   Maturity     Trading   for-Sale   Maturity
                                  -------  ----------  --------     -------  ----------  --------     -------  ----------  --------

Proceeds from Sales and Calls.... $   ---   $   ---      $51        $   ---      $742     $387        $   ---      $953     $---
Gross Gains on Sales and Calls...     ---       ---        1            ---       ---        6            ---         6      ---
Gross Losses on Sales and Calls..     ---       ---      ---            ---        (6)      (8)           ---       (12)     ---
Income Taxes
  on Gross Gains.................     ---       ---      ---            ---       ---        2            ---        (2)     ---
Income Taxes
  On Gross Losses................     ---       ---      ---            ---        (2)      (3)           ---        (5)     ---

The securities held-to-maturity proceeds and gross gains and losses in 2000 and 2001 resulted from the call of securities.

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $50,729 and $33,424 as of December 31, 2001 and 2000, respectively.

NOTE 3 - Loans

Loans are comprised of the following classifications at December 31,

                                                                                 2001              2000
                                                                                 ----              ----

Residential Mortgage Loans.................................................  $    227,502      $   312,199
Agricultural and Poultry Loans.............................................        78,675           74,111
Commercial and Industrial Loans............................................       227,872          188,213
Consumer Loans.............................................................       123,840          135,596
                                                                             ------------      -----------
    Totals.................................................................  $    657,889      $   710,119
                                                                             ============      ===========

Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing and Restructured Loans............  $      1,283      $     1,513
Non-accrual loans..........................................................         3,452            8,014
                                                                             ------------      -----------
    Totals.................................................................  $      4,735      $     9,527
                                                                             ============      ===========

Information regarding impaired loans:                                            2001               2000
                                                                                 ----               ----

Year-end impaired loans with no allowance for loan losses allocated........  $        549      $     1,457
Year-end impaired loans with allowance for loan losses allocated...........           371            3,349
Amount of allowance allocated to impaired loans............................           104              653
                                                                                                                    1999
                                                                                                                    ----
Average balance of impaired loans during the year..........................         1,628            4,939      $     2,337

Interest income recognized during impairment...............................           249              367              169
Interest income recognized on cash basis...................................           212              358              120

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2001. A summary of the activity of these loans follows:

  Balance                      Changes                                              Balance
 January 1,                   in Persons               Deductions                 December 31,
    2001         Additions     Included       Collected         Charged-off          2001
----------------------------------------------------------------------------------------------
$  15,848      $    6,725      $    22        $ (5,847)         $   ---          $   16,748

NOTE 4 - Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

                                                   2001         2000        1999
                                                   ----         ----        ----

Balance as of January 1......................  $  9,274     $  9,101    $  8,559
Adjustment to Conform Fiscal Years...........       ---          ---         356
Provision for Loan Losses....................       660        2,231       1,749
Recoveries of Prior Loan Losses..............       806          359         489
Loan Losses Charged to the Allowance.........    (2,352)      (2,417)     (2,052)
                                               --------     --------    --------
Balance as of December 31....................  $  8,388     $  9,274    $  9,101
                                               ========     ========    ========

NOTE 5 - Mortgage Banking

The amount of loans serviced by the Company for the benefit of others was $204,683 and $125,036 at December 31, 2001 and 2000. These loans are owned by outside parties and are not included in the assets of the Company.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows. The net balance of mortgage servicing rights is included in Other Assets.

                                                 2001         2000        1999
                                                 ----         ----        ----
Servicing Rights:
   Beginning of Year.........................  $    918     $  1,171    $  1,012
   Additions.................................     1,248          329         473
   Sale of Servicing Asset...................       ---         (402)        ---
   Amortized to Expense......................      (187)        (180)       (241)
   Adjustment to conform fiscal years........       ---          ---         (73)
                                               --------     --------    --------
   End of Year...............................  $  1,979     $    918    $  1,171
                                               ========     ========    ========

Valuation Allowance:
   Beginning of Year.........................  $     53     $    ---    $    ---
   Additions Expensed........................       497           53         ---
   Reductions Credited to Expense............       (33)         ---         ---
   Direct Write-downs........................       ---          ---         ---
                                               --------     --------    --------
   End of Year...............................  $    517     $     53         ---
                                               ========     ========    ========

The fair value of mortgage servicing rights was $1,480 and $1,080 at December 31, 2001 and 2000.

NOTE 6 - Premises, Furniture, and Equipment

Premises, furniture, and equipment is comprised of the following classifications at December 31,

                                                 2001          2000
                                                 ----          ----

Land.......................................... $  3,441     $  3,780
Buildings and Improvements....................   20,534       21,615
Furniture and Equipment.......................   15,732       14,770
                                               --------     --------
    Total Premises, Furniture and Equipment...   39,707       40,165
    Less:  Accumulated Depreciation...........  (19,691)     (19,100)
                                               --------     --------
       Total.................................. $ 20,016     $ 21,065
                                               ========     ========

Depreciation  expense  was  $1,946,  $1,960 and $1,858 for 2001,  2000 and 1999,
respectively.

NOTE 7 - Deposits

At year-end 2001, stated maturities of time deposits were as follows:

   2002......................................  $206,955
   2003......................................    66,443
   2004......................................    76,195
   2005......................................    21,208
   2006......................................     7,257
   Thereafter................................       278
                                               --------
      Total..................................  $378,336
                                               ========

Time deposits of $100 or more at December 31, 2001 and 2000 were $50,233 and $98,447.

NOTE 8 - FHLB Advances and Other Borrowed Money

The Company's funding sources include Federal Home Loan Bank advances and repurchase agreements. Information regarding each of these types of borrowings is as follows:

                                                                  December 31,
                                                               2001          2000
                                                               ----          ----
Long-term advances from the Federal Home Loan Bank
  collateralized by qualifying mortgages,
  investment securities, and mortgage-backed
  securities...........................................     $ 156,726     $ 182,361
Promissory notes payable...............................           ---             9
                                                            ---------     ---------
    Long-term borrowings...............................       156,726       182,370
                                                            ---------     ---------

Overnight variable rate advances from the Federal
  Home Loan Bank collateralized by qualifying
  mortgages, investment securities, and
  mortgage-backed securities...........................           ---        40,500
Repurchase Agreements....................................      17,659        12,360
                                                            ---------     ---------
    Short-term borrowings................................      17,659        52,860
                                                            ---------     ---------
       Total borrowings..................................   $ 174,385     $ 235,230
                                                            =========     =========

At December 31, 2001 interest rates on the fixed rate long-term FHLB advances ranged from 4.98% to 7.27% with a weighted average rate of 6.24%. Of the $156.7 million, $110.0 million or 70% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

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

Scheduled principal payments on long-term borrowings at December 31, 2001 are as follows:

     2002.....................................   $ 16,184
     2003.....................................     32,725
     2004.....................................     30,855
     2005.....................................     41,250
     2006.....................................      1,975
       Thereafter.............................     33,737
                                                 --------
          Total...............................   $156,726
                                                 ========

During 2000 the Company entered into interest rate caps as a means of managing interest rate risk on borrowings. Under the caps, the Company will receive payments during periods in which the three-month LIBOR index exceeds 6.75% (three-month LIBOR was 1.88% at December 31, 2001). The Company has no obligation to make payments to the counter-party under the caps. Payments under the caps are based on an interest computation on a notional amount, but this notional amount does not represent credit risk as credit risk is limited to the interest amounts receivable under the caps. At December 31, 2001 the Company held interest rate caps with a notional amount of $35,000, a carrying value of $0 and maturity of December 2002. The caps are carried as an asset at fair value.

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

At December 31, 2001, consolidated and affiliate bank actual capital and minimum required levels are presented below:

                                                                                                   Minimum Required
                                                                                                     To Be Well
                                                                          Minimum Required         Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                      Actual             Adequacy Purposes:       Action Regulations:
                                                      ------             ------------------       -------------------

                                               Amount        Ratio        Amount      Ratio       Amount        Ratio
                                               ------        -----        ------      -----       ------        -----
Total Capital
   (to Risk Weighted Assets)
     Consolidated.......................     $107,731        14.86%      $ 58,010      8.00%     $ 72,513       10.00%
     German American Bank...............       35,604        11.12         25,604      8.00        32,005       10.00
     First American Bank................       20,969        15.78         10,631      8.00        13,288       10.00
     Peoples National Bank..............       12,242        11.67          8,396      8.00        10,494       10.00
     Citizens State Bank................       16,397        10.72         12,234      8.00        15,293       10.00
     First State Bank...................        5,019         9.93          4,043      8.00         5,054       10.00

Tier 1 Capital
   (to Risk Weighted Assets)
     Consolidated.......................     $ 99,296        13.69%      $ 29,005      4.00%     $ 43,508        6.00%
     German American Bank...............       32,695        10.22         12,802      4.00        19,203        6.00
     First American Bank................       19,273        14.50          5,315      4.00         7,973        6.00
     Peoples National Bank..............       11,039        10.52          4,198      4.00         6,297        6.00
     Citizens State Bank................       14,708         9.62          6,117      4.00         9,176        6.00
     First State Bank...................        4,462         8.83          2,022      4.00         3,032        6.00

Tier 1 Capital
   (to Average Assets)
     Consolidated.......................     $ 99,296         9.80%      $ 40,512      4.00%     $ 50,640        5.00%
     German American Bank...............       32,695         7.55         17,324      4.00        21,655        5.00
     First American Bank................       19,273         8.24          9,355      4.00        11,693        5.00
     Peoples National Bank..............       11,039         7.68          5,748      4.00         7,185        5.00
     Citizens State Bank................       14,708         7.67          7,667      4.00         9,583        5.00
     First State Bank...................        4,462         7.11          2,510      4.00         3,138        5.00

At December 31, 2001 and 2000, the Company and all affiliate Banks except First State Bank were categorized as well-capitalized. First State Bank was categorized as well-capitalized at December 31, 2000, with Total Capital of 10.33%, Tier 1 to risk weighted assets of 9.38%, and Tier 1 to average assets of 6.98%. At December 31, 2001, First State Bank's Total Capital was approximately $35 less than the amount required to be well-capitalized, and, accordingly, First State Bank was classified as adequately capitalized at that date. Consolidated and bank capital ratios at December 31, 2000 were materially similar to 2001 amounts, except as previously described for First State Bank.

Regulations require the maintenance of certain capital levels at each affiliate bank, and may limit the dividends payable by the affiliates to the holding company, or by the holding company to its shareholders. At December 31, 2001 the affiliates had $6.6 million in retained earnings available for dividends to the parent company without prior regulatory approval.

Stock Options

The Company maintains Stock Option Plans and has reserved 696,455 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of grants of options to officers, directors and other employees of the Company. Options may be designated as "incentive stock options" under the Internal Revenue Code of 1986, or as nonqualified options. While the date after which options are first exercisable is determined by the Stock Option Committee of the Company, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the Plans must be no less than the fair market value of the Common Stock on the date of the grant.

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

Changes in options outstanding were as follows, as adjusted to reflect stock dividends:

                                              Number         Weighted-average
                                            of Options        Exercise Price
                                            ----------        --------------

Outstanding, beginning of 1999..........     106,684             $ 18.19
Granted.................................      28,579               13.11
Exercised..............................  .    (5,585)               7.70
Forfeited...............................      (1,158)              15.66
                                             -------
Outstanding, end of 1999................     128,520               16.92
Granted.................................      89,722               13.27
Exercised...............................      (9,647)               8.10
Forfeited...............................      (5,005)              18.89
                                             -------
Outstanding, end of 2000................     203,590               16.07
Granted.................................      56,621               14.10
Exercised...............................         ---                 ---
Forfeited...............................      (1,050)              13.81
                                             -------
Outstanding, end of 2001................     259,161               15.65
                                             =======

Options outstanding at year-end 2001 are as follows:

                                   Outstanding                       Exercisable
                                   -----------                       -----------
                                        Weighted Average
      Range of                              Remaining                       Weighted
      Exercise                          Contractual Life                     Average
       Prices                Number        (in years)         Number      Exercise Price
--------------------         ---------------------------     ---------------------------
$ 12.87  -   $ 13.81         130,309          4.14            30,700         $13.44
$ 14.41  -   $ 16.86          57,980          4.58            55,355          15.01
$ 20.16  -   $ 25.96          70,872         16.57            70,872          20.18
                             -------          7.64           -------          17.04
                             259,161                         156,927
                             =======                         =======

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

                                                                       2001            2000          1999
                                                                       ----            ----          ----

Pro forma Net Income..............................................  $   9,058       $  5,208       $ 9,300
Pro forma Earnings Per Share and Diluted Earnings per Share.......  $    0.82       $   0.47       $  0.83

For options granted during 2001, 2000 and 1999, the weighted-average fair values at grant date are $2.80, $2.70 and $2.86, respectively. The fair value of options granted during 2001, 2000 and 1999 was estimated using the following weighted-average information: risk-free interest rate of 4.94%, 6.14% and 4.75%, expected life of 4.9, 4.9 and 4.1 years, expected volatility of stock price of ..26, .24 and .22, and expected dividends of 3.02%, 4.00% and 2.52% per year.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby full-time employees can purchase the Company's common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the period, whichever is less. The plan provides for the purchase of up to 491,990 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. In August 2001, the Company purchased 26,664 common shares on the open market for $480. Funding for the purchase of common stock was from employee contributions totaling $279 and Company contributions of $201.

Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 551,250 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of December 31, 2001, the Company had purchased 5,670 shares under the program.

NOTE 10 - Employee Benefit Plans

The Company and all its affiliate Banks provide a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all full-time employees. The companies agree to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. The Doty Insurance Agency, Inc. provides a similar 401(k) deferred compensation plan which covers full-time employees, except there is no profit sharing component in the Doty plan. Employees of the former Holland Bancorp, Inc. participated in a plan similar to German American Bancorp's plan. These two plans were merged on June 1, 2001. Contributions to these plans were $982, $596, and $815 for 2001, 2000, and 1999, respectively.

1ST BANCORP and Citizens State Bank had noncontributory defined benefit pension plans with benefits based on years of service and compensation prior to retirement. The benefits under the Citizens State Bank plan were suspended at August 1, 1998. The benefits under the 1ST BANCORP plan were suspended at December 31, 1998. During 1999, a loss of $147 was incurred on a partial settlement of the 1ST BANCORP plan. On December 31, 1999, the Citizens State Bank plan was merged into the 1ST BANCORP plan. During 2001, a loss of $83 was incurred on a partial settlement of the plan.

Accumulated plan benefit information for the Company's plan as of December 31, 2001 and 2000 is as follows:

Changes in Benefit Obligation:                        2001            2000
                                                      ----            ----

Obligation at beginning of year..............    $   1,273        $   1,080
Service cost.................................          ---              ---
Interest cost................................           94               80
Benefits paid................................         (448)             (79)
Actuarial (gain) loss........................         (120)             192
Adjustment in cost of settlement.............          108              ---
                                                 ---------        ---------
Obligation at end of year....................          907            1,273
                                                 ---------        ---------

Changes in Plan Assets:
Fair value at beginning of year..............        1,279            1,389
Actual return on plan assets.................          107              (31)
Employer contributions.......................          ---              ---
Benefits paid................................         (448)             (79)
                                                 ---------        ---------
Fair value at end of year....................          938            1,279
                                                 ---------        ---------

Funded Status:
Funded status at end of year.................           31                6
Unrecognized prior service cost..............          (14)             (17)
Unrecognized net (gain) or loss..............          201              373
Unrecognized transition asset................          (12)             (19)
                                                 ---------        ---------
Prepaid benefit cost.........................    $     206        $     343
                                                 =========        =========

Net periodic pension expense (benefit) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                      2001           2000          1999
                                                      ----           ----          ----

Service cost.....................................    $    ---     $     ---     $    ---
Interest cost....................................          94            80          104
Expected return on assets........................         (69)          (75)        (160)
Amortization of transition amount................          (3)           (3)          (2)
Amortization of prior service cost...............          (3)           (3)          (3)
Recognition of net (gain) or loss................          35           ---            3
                                                     --------     ---------     --------
Net periodic pension expense (benefit)...........    $     54     $      (1)    $    (58)
                                                     ========     =========     ========

The weighted-average assumed rate of return on plan assets was 5.5% for 2001 and 2000 and 8.0% for 1999. The weighted-average assumed discount rate used in determining the actuarial present value of accumulated benefit obligations at December 31, 2001, 2000 and 1999 was 7.5%. The weighted-average rate of increase in future compensation levels was not applicable for all years presented.

The Company self-insures employee health benefits for the majority of its affiliate banks. Stop loss insurance covers annual losses exceeding $70 per covered individual and approximately $1,229 in the aggregate. Management's policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $861, $712 and $604 for 2001, 2000 and 1999, respectively.

NOTE 11 - Income Taxes

The provision for income taxes consists of the following:

                                                                       2001         2000          1999
                                                                       ----         ----          ----
Currently Payable.............................................     $    855     $  3,080      $  3,874
Deferred......................................................        1,954       (2,574)         (511)
Net Operating Loss Carryforward...............................          (46)         (47)          (47)
                                                                   --------     --------      --------
    Total.....................................................     $  2,763     $    459      $  3,316

Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income as follows:

                                                                       2001         2000          1999
                                                                       ----         ----          ----
Statutory Rate Times Pre-tax Income...........................     $  4,065     $  1,954      $  4,308
Add/(Subtract) the Tax Effect of:
    Income from Tax-exempt Loans and Investments..............       (1,007)        (960)       (1,016)
    Non-deductible Merger Costs...............................          ---           94            14
    State Income Tax, Net of Federal Tax Effect...............          560          124           621
    Low Income Housing Credit.................................         (520)        (665)         (407)
    Dividends Received Deduction..............................         (204)        (151)          ---
    Other Differences ........................................         (131)          63          (204)
                                                                   --------     --------      --------
      Total Income Taxes......................................     $  2,763     $    459      $  3,316
                                                                   ========     ========      ========

The net deferred tax asset at December 31 consists of the following:

                                                                       2001         2000
                                                                       ----         ----
Deferred Tax Assets:
    Allowance for Loan Losses.................................     $  2,179     $  2,490
    Net Operating Loss Carryforwards..........................          ---           46
    Deferred Compensation and Employee Benefits...............        1,801        1,778
    Unrealized Depreciation on Securities.....................          ---          502
    Valuation of Loans Held-for-Sale..........................          ---        2,068
    Purchase Accounting Adjustments...........................          136           88
    Unused Tax Credits........................................          995          ---
    Other.....................................................          292          493
                                                                   --------     --------
      Total Deferred Tax Assets...............................        5,403        7,465

Deferred Tax Liabilities:
    Depreciation..............................................         (564)        (531)
    Leasing Activities, Net...................................         (131)         (20)
    Mortgage Servicing Rights.................................         (563)        (343)
    Investment in Low Income Housing Partnerships.............         (298)        (163)
    Unrealized Appreciation on Securities.....................         (501)         ---
    Other.....................................................         (384)        (489)
                                                                   --------     --------                       -
      Total Deferred Tax Liabilities..........................       (2,441)      (1,546)
Valuation Allowance...........................................          (48)         (48)
                                                                   --------     --------
      Net Deferred Tax Asset..................................     $  2,914     $  5,871
                                                                   ========     ========

The Company has $520 of general business credit  carryforward  which will expire
in  2021.  The  Company  also  has  $475  of  alternative   minimum  tax  credit
carryforward which under current tax law has no expiration period.

Under the Internal Revenue Code, through 1996 First Federal Bank (now First American Bank) was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. Subject to certain limitations, First Federal Bank was permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. First Federal Bank generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, First Federal Bank was only allowed a deduction based on actual loss experience. Retained earnings at December 31, 2001, include approximately $2,300 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2001 was approximately $782.

NOTE 12 - Per Share Data

Basic Earnings and Diluted Earnings per Share amounts have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Basic Earnings per Share and Diluted
Earnings per Share are provided below:

                                                                      2001                2000                 1999
                                                                      ----                ----                 ----
Basic Earnings per Share:
Net Income....................................................    $     9,193        $       5,288         $      9,354
Weighted Average Shares Outstanding...........................      1,028,876           11,010,344           11,157,115
                                                                  -----------        -------------         ------------
    Basic Earnings per Share..................................    $      0.83        $        0.48         $       0.84
                                                                  ===========        =============         ============
Diluted Earnings per Share:
Net Income....................................................    $     9,193        $       5,288         $      9,354
Weighted Average Shares Outstanding...........................      1,028,876           11,010,344           11,157,115
Stock Options, Net............................................         11,706                   50                4,857
                                                                  -----------        -------------         ------------
Diluted Weighted Average Shares Outstanding...................      1,040,582           11,010,394           11,161,972
                                                                  -----------        -------------         ------------
    Diluted Earnings per Share................................    $      0.83        $        0.48         $       0.84
                                                                  ===========        =============         ============

NOTE 13 - Lease Commitments

The total rental expense for all leases for the years ended December 31, 2001, 2000, and 1999 was $180, $156, and $175, respectively, including amounts paid under short-term cancelable leases.

At December 31, 2001, the German American Bank subleased space for two branch-banking facilities from a company controlled by a director and principal shareholder of the Company. The subleases expire in 2005 and 2008 with various renewal options provided. Aggregate annual rental payments to this Director's company totaled $56 for 2001. Exercise of the Bank's sublease renewal options is contingent upon the Director's company renewing its primary leases.

At December  31,  2001,  the German  American  Bancorp  leased  space for office
facilities  from  a  company   controlled  by  another  director  and  principal
shareholder of the Company. The lease expires in 2005 with various renewal options provided. Aggregate annual rental payments to this Director's company totaled $29 for 2001.

The following is a schedule of future minimum lease payments:

Years Ending December 31:                             Premises

    2002..........................................    $   131
    2003..........................................        131
    2004..........................................        118
    2005..........................................         78
    2006..........................................         53
    Thereafter....................................        118
                                                      -------
      Total.......................................    $   629
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

The Company's exposure to credit risk for commitments to sell loans is dependent upon the ability of the counter-party to purchase the loans. This is generally assured by the use of government sponsored entity counterparts. These commitments are subject to market risk resulting from fluctuations in interest rates. Beginning in 2001, the fair value of mandatory commitments to sell loans are recorded in the financial statements. Commitments that are not mandatory (i.e., do not require net settlement with the counter-party to cancel the commitment) are not included in the financial statements. See Note 19 for the fair value of sales commitments and the amount on and off the balance sheet.

Commitments and contingent liabilities are summarized as follows, at December 31,

                                                               2001                 2000
                                                               ----                 ----
Commitments to Fund Loans:
   Home Equity.........................................  $   24,029           $   20,828
   Credit Card Lines...................................       8,874                8,515
   Commercial Operating Lines..........................      40,330               47,210
   Residential Mortgages...............................      14,236                6,936
                                                         ----------           ----------
       Total Commitments to Fund Loans.................  $   87,469           $   83,489
                                                         ==========           ==========
Commitments to Sell Loans
   Mandatory...........................................  $      ---           $    6,584
   Non-mandatory.......................................      16,115                  ---

Standby Letters of Credit..............................  $    5,880           $    1,985

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

At December 31, 2001 and 2000, respectively, the affiliate banks were required to have $2,739 and $4,351 on deposit with the Federal Reserve, or as cash on hand. These reserves do not earn interest.

NOTE 15 - Non-cash Investing Activities

                                                               2001         2000          1999
                                                               ----         ----          ----
Loans Transferred to Other Real Estate...................  $  1,766     $  3,473     $   2,923
Securities Transferred to Available-for-Sale.............     5,637        1,181           ---
Loans Transferred to Held-for-Sale.......................       ---       69,839           ---

The above data should be read in conjunction with the Consolidated Statements of Cash Flows. On the date of merger with Holland National Bank, investment securities with an amortized cost and estimated market value of $1.2 million were reclassified from Held-to-Maturity to Available-for-Sale. This action was taken as a result of the business combination and in order to conform Holland National's investment portfolio to the Company's liquidity and interest rate risk policies.

In conjunction with the adoption of FAS 133 as of January 1, 2001, the Company reclassified certain investment securities from the held-to-maturity portfolio to the available-for-sale portfolio. The reclassified securities had a carrying value of $5,637 and a market value of $5,784 resulting in a net increase in equity of $88 at the time of transfer.

See also Note 18 regarding purchase acquisitions in 1999 and 2000.

NOTE 16 - Segment Information

The Company's operations include three primary segments: core banking, mortgage banking, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and single-family residential mortgage loans, primarily in the affiliate bank's local markets.

The core banking segment also involves providing trust and investment brokerage services to its customers. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; and the servicing of mortgage loans for investors. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks' local markets.

The core segment is comprised of community banks with 27 banking offices in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the retail-banking segment. Primary revenues for the mortgage-banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale sources. Other revenues are gains on sales of loans and gain on sales of and capitalization of mortgage servicing rights (MSR), and loan servicing income. The insurance segment consists of five full-service independent insurance agencies in Southwestern Indiana and the operations of German American Reinsurance Company, Ltd. (GARC). GARC's primary business is credit life and disability reinsurance for credit insurance products sold by the Company's five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

                                                   Core        Mortgage                                Consolidated
                                                  Banking       Banking     Insurance      Other          Totals
                                                 ---------     --------     ---------     --------     ------------
Year Ended December 31, 2001

Net Interest Income..........................    $  30,581     $  1,294     $      36     $    241     $   32,152
Gain on Sales of Loans and Related Assets,
    and Provision for Losses on Loans Held
    for Sale.................................        1,083          426           ---          ---          1,509
Servicing Income.............................          ---          646           ---         (232)           414
Insurance Revenues...........................           18          184         3,073          ---          3,275
Noncash Items:
    Provision for Loan Losses................          660          ---           ---          ---            660
    MSR Amortization & Valuation.............          ---          651           ---          ---            651
Provision for Income Taxes...................        4,661           24           293       (2,215)         2,763
Segment Profit...............................       10,759           28           501       (2,095)         9,193
Segment Assets...............................      906,286      105,711         4,393       (1,279)     1,015,111


                                                   Core        Mortgage                                Consolidated
                                                  Banking       Banking     Insurance      Other          Totals
                                                 ---------     --------     ---------     --------     ------------
Year Ended December 31, 2000

Net Interest Income..........................    $  30,102     $  3,305     $      10     $    256      $  33,673
Gain on Sales of Loans and Related Assets,
    and Provision for Losses on Loans Held
    for Sale.................................          182       (5,180)          ---          ---         (4,998)
Servicing Income.............................          ---          418           ---          (57)           361
Insurance Revenues...........................          279            9         2,472          (37)         2,723
Noncash Items:
    Provision for Loan Losses................        1,010        1,221           ---          ---          2,231
    MSR Amortization & Valuation.............          ---          233           ---          ---            233
Provision for Income Taxes...................        4,446        2,129)          190       (2,048)           459
Segment Profit...............................       10,144       (3,147)          271       (1,980)         5,288
Segment Assets...............................      908,106      164,161         3,868        3,673      1,079,808


                                                   Core        Mortgage                                Consolidated
                                                  Banking       Banking     Insurance      Other          Totals
                                                 ---------     --------     ---------     --------     ------------
Year Ended December 31, 1999

Net Interest Income..........................    $  29,685     $  4,459     $     ---     $    247     $   34,391
Gain on Sales of Loans and Related Assets,
    and Provision for Losses on Loans Held
    for Sale.................................          (33)         229                        ---            196
Servicing Income.............................          ---          391           ---          ---            391
Insurance Revenues...........................          251            5         1,715          ---          1,971
Noncash Items:
    Provision for Loan Losses................          701        1,048           ---          ---          1,749
    MSR Amortization & Valuation.............          ---          241           ---          ---            241
Provision for Income Taxes...................        4,055          546           117       (1,402)         3,316
Segment Profit...............................       10,068          833           169       (1,716)         9,354
Segment Assets...............................      870,890      180,752         2,918        2,081      1,056,641


NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp are presented below:

                                    CONDENSED BALANCE SHEETS

                                                                             December 31,
                                                                        2001              2000
                                                                        ----              ----
ASSETS
    Cash.......................................................    $   8,909         $   6,401
    Securities Available-for-Sale, at Market...................        1,672             1,717
    Investment in Subsidiary Banks and Bank Holding Company....       87,719            85,189
    Investment in GAB Mortgage Corp............................          291               291
    Investment in Reinsurance Co...............................          282               211
    Furniture and Equipment....................................        1,969             1,604
    Other Assets...............................................        2,252             2,034
                                                                   ---------         ---------
       Total Assets............................................    $ 103,094         $  97,447
                                                                   =========         =========
LIABILITIES....................................................    $     885         $     187

SHAREHOLDERS' EQUITY
    Common Stock...............................................       11,039            10,495
    Additional Paid-in Capital.................................       72,238            63,175
    Retained Earnings..........................................       18,133            24,353
    Accumulated Other Comprehensive Income / (Loss)............          799              (763)
                                                                   ---------         ---------
       Total Shareholders' Equity..............................      102,209            97,260
                                                                   ---------         ---------
       Total Liabilities and Shareholders' Equity..............    $ 103,094         $  97,447
                                                                   =========         =========

                                          CONDENSED STATEMENTS OF INCOME

                                                                             Years ended December 31,
                                                                      2001             2000               1999
                                                                      ----             ----               ----
INCOME
    Dividends from Subsidiary Banks............................    $  10,615         $   6,695         $  11,616
    Dividend and Interest Income...............................          241               257               247
    Fee Income from Subsidiary Banks...........................          695               577               471
    Securities Losses, net.....................................          ---                (5)              ---
    Other Income...............................................          136                54                61
                                                                   ---------         ---------         ---------
       Total Income............................................       11,687             7,578            12,395

EXPENSES
    Salaries and Benefits......................................        3,383             2,701             2,475
    Professional Fees..........................................          730               734               530
    Occupancy and Equipment Expense............................          537               525               355
    Other Expenses.............................................          441               705               538
                                                                   ---------         ---------         ---------
       Total Expenses..........................................        5,091             4,665             3,898
INCOME BEFORE INCOME TAXES AND EQUITY IN
    UNDISTRIBUTED INCOME OF SUBSIDIARIES.......................        6,596             2,913             8,497
Income Tax Benefit.............................................        1,581             1,447             1,373
                                                                   ---------         ---------         ---------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
    INCOME OF SUBSIDIARIES.....................................        8,177             4,360             9,870
Equity in Undistributed Income of Subsidiaries.................        1,016               928              (516)
                                                                   ---------         ---------         ---------
NET INCOME.....................................................        9,193             5,288             9,354

Other Comprehensive Income:
    Unrealized gain/(loss) on Securities, net..................        1,562             3,184            (4,785)
                                                                   ---------         ---------         ---------
       TOTAL COMPREHENSIVE INCOME..............................    $  10,755         $   8,472         $   4,569
                                                                   =========         =========         =========

                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Years ended December 31,
                                                                      2001              2000              1999
                                                                      ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.....................................................    $   9,193         $   5,288         $   9,354
    Adjustments to Reconcile Net Income to Net
      Cash from Operations
    Amortization on Securities.................................            6                15                22
Depreciation...................................................          258               227               205
    Loss / (Gain) on Sale of Securities, net...................          ---                 5               ---
    Gain on Sale of Property and Equipment.....................          ---               ---                (4)
    Director Stock Awards......................................           88                83                90
    Change in Other Assets.....................................         (202)              (83)              (47)
    Change in Other Liabilities................................          698                95               (21)

    Equity in Undistributed Income of Subsidiaries.............       (1,016)             (928)              516
                                                                   ---------         ---------         ---------
         Net Cash from Operating Activities....................        9,025             4,702            10,115

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Contribution to Subsidiaries.......................          ---              (200)             (316)
    Purchase of Securities Available-for-Sale..................          ---               (74)             (368)
    Proceeds from Maturities of Securities Available-for-Sale..          ---             1,593               500
    Property and Equipment Expenditures........................         (623)             (411)             (520)
    Proceeds from Sale of Property and Equipment...............          ---         ---------               993
    Acquire Affiliates and Adjust to Conform Fiscal Years......          ---               ---               104
                                                                   ---------         ---------         ---------
         Net Cash from Investing Activities....................         (623)              908               393

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Common Stock...................................          249               291               247
    Purchase / Retire Common Stock.............................         (149)              ---            (4,305)
    Employee Stock Purchase Plan...............................         (201)              (40)              ---
    Dividends Paid.............................................       (5,769)           (5,211)           (4,682)
    Purchase of Interest in Fractional Shares..................          (24)              (20)              (35)
                                                                   ---------         ---------         ---------
         Net Cash from Financing Activities....................       (5,894)           (4,980)           (8,775)
                                                                   ---------         ---------         ---------

Net Change in Cash and Cash Equivalents........................        2,508               630             1,733
    Cash and Cash Equivalents at Beginning of Year.............        6,401             5,771             4,038
                                                                   ---------         ---------         ---------
    Cash and Cash Equivalents at End of Year...................    $   8,909         $   6,401         $   5,771
                                                                   =========         =========         =========

NOTE 18 - Business Combinations

Information relating to mergers and acquisitions for the three year period ended December 31, 2001, includes:

                                                   Date            Common           Accounting
Business Combination                             Acquired      Shares Issued(3)       Method
--------------------                             --------      ----------------     ----------

The Doty Agency, Inc., Petersburg, Indiana       01/01/99            71,773          Pooling
1ST BANCORP, Vincennes, Indiana                  01/04/99         2,361,167          Pooling
Professional Insurance Markets, Inc.,
  (Smith & Bell), Vincennes, Indiana             05/01/99             9,261          Purchase(1)
Fleck Insurance Agency, Inc., Jasper, Indiana    05/01/00               ---          Purchase(2)
Holland Bancorp Inc., Holland, Indiana           10/01/00         1,044,908          Pooling

------------------------

Certain of the above entities changed their name and/or have been merged into other subsidiaries of the Corporation.

(1) This merger was accounted for as a purchase, with assets acquired and liabilities assumed totaling $412, including goodwill of $345. The Company issued approximately 9,261 shares of common stock and approximately $26 in cash for all the outstanding shares of the corporate owner of Smith & Bell. Reported operating results for periods prior to the merger have not been restated.

(2) This merger was accounted for as a purchase, with net assets acquired of $300. The Company issued no stock in this transaction. The Company recorded goodwill of $298 as a result of this acquisition. Reported operating results for periods prior to the merger have not been restated.

(3)  Adjusted for all subsequent stock dividends.

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

                                                                   DECEMBER 31, 2001                 DECEMBER 31, 2000
                                                              ---------------------------        -------------------------
                                                               CARRYING           FAIR            CARRYING         FAIR
                                                                VALUE             VALUE             VALUE          VALUE
Financial Assets:
    Cash and Short-term Investments.........................  $   99,427           99,427        $   29,942     $   29,942
    Securities Available-for-Sale...........................     168,094          168,094           185,188        185,188
    Securities Held-to-Maturity.............................      23,056           23,444            28,454         28,953
    FHLB Stock and Other Restricted Stock...................      12,596           12,596            12,596         12,596
    Loans, including loans held-for-sale, net...............     654,316          663,567           771,842        764,902
    Accrued Interest Receivable.............................       7,228            7,228             9,418          9,418
    Interest Rate Caps......................................         ---              ---                79             78
Financial Liabilities:
    Demand, Savings and Money Market Deposits...............    (348,538)        (348,538)       $ (283,239)    $ (283,239)
    Other Time Deposits.....................................    (378,336)        (380,984)         (452,331)      (450,530)
    Short-term Borrowings...................................     (17,659)         (17,659)          (52,860)       (52,860)
    Long-term Debt..........................................    (156,726)        (158,246)         (182,370)      (185,763)
    Accrued Interest Payable................................      (2,988)          (2,988)           (4,200)        (4,200)
    Commitments to Sell Loans...............................         ---              ---               ---            ---
Unrecognized Financial Instruments:
    Commitments to Extend Credit............................         ---              ---               ---            ---
Standby Letters of Credit...................................         ---              ---               ---            ---
    Commitments to Sell Loans...............................         ---              ---               ---            (52)

The carrying amounts of cash, short-term investments, FHLB and other restricted stock, and accrued interest receivable are a reasonable estimate of their fair values. The fair values of securities are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments. The fair value of loans held-for-sale are estimated using commitment prices or market quotes on similar loans. The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities. The fair value of interest rate caps is estimated by discounting expected cash flows using current rates. The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities. Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, which is also assumed to be their fair value. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. Beginning in 2001, the fair value of mandatory commitments to sell loans are recorded in the financial statements, while non-mandatory commitments (those that do not require net settlement with the counter-party to cancel the commitment) are not included in the financial statements. At December 31, 2001, none of the Company's commitments to sell loans were mandatory.

NOTE 20 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

                                                                    2001             2000              1999
                                                                    ----             ----              ----
Unrealized holding gains and (losses) on
    securities available-for-sale...........................  $    2,565        $   5,277        $   (7,929)
Less: reclassification adjustments for gains
    and losses later recognized in income...................         ---               (6)               (6)
                                                              ----------        ---------        ----------
Net unrealized gains and (losses)...........................       2,565            5,271            (7,923)
Tax Effect..................................................      (1,003)          (2,087)            3,138
                                                              ----------        ---------        ----------

Other comprehensive income (loss)...........................  $    1,562        $   3,184        $   (4,785)
                                                              ==========        =========        ==========

NOTE 21 - Quarterly Financial Data (Unaudited)

The  following  table  represents  selected  quarterly  financial  data  for the
Company:

                                             Interest     Net Interest       Net            Earnings/(Loss) per Share
                                              Income         Income      Income/(Loss)        Basic    Fully Diluted
                                              ------         ------      -------------        -----    -------------
2001
First Quarter...........................   $  19,366      $  8,470      $   2,391           $  0.22        $  0.22
Second Quarter..........................      18,054         7,963          2,534              0.23           0.23
Third Quarter...........................      17,320         7,771          2,443              0.22           0.22
Fourth Quarter..........................      16,329         7,948          1,825              0.16           0.16

2000
First Quarter...........................   $  19,297      $  8,602       $  2,167           $  0.20        $  0.20
Second Quarter..........................      19,820         8,640          2,470              0.22           0.22
Third Quarter...........................      20,268         8,429          2,422              0.22           0.22
Fourth Quarter..........................      19,934         8,002         (1,771)            (0.16)         (0.16)

During the fourth quarter 2001, the Company's operating results were impacted by expenses associated with a branch office consolidation and office facility dispositions and impairment, salaries and employee benefits expenses associated with the Company's incentive based compensation, and mortgage servicing rights impairment.

Year 2000 quarterly financial information presented above, including earnings per share has been restated to reflect the acquisition of Holland Bancorp, Inc., which was accounted for as a pooling of interests. This acquisition was completed as of October 1, 2000. The Company has also retroactively restated quarterly earnings per share to reflect the 5% stock dividend paid in December 2001.

During December 2000, the Company initiated a restructuring of its balance sheet within its mortgage banking division. The restructuring was undertaken to strengthen the overall credit quality within the loan portfolio, to allow for a reduction of wholesale funding, and to improve the interest rate risk position. The Company reclassified $69.8 million of sub-prime, out-of-market residential mortgage loans as held-for-sale. These loans were reclassified at the lower of cost or fair value, resulting in a loss of $5,220, which is included in the statement of income in net gains on sales of loans and related assets, and provision for losses on loans held-for-sale. This loss and an increased provision for loan losses for these types of loans, net of the related tax effect, had a significant negative impact on reported fourth quarter earnings and earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information relating to Directors of the Corporation will be included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Report (the "2002 Proxy Statement"), which section is incorporated herein by reference in partial answer to this Item.

Information relating to Executive Officers of the Corporation is included under the caption "Executive Officers of the Registrant" under Part I of this Report on Form 10-K, and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included under the caption "Section 16(a):
Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement of the Corporation, which captioned section is incorporated herein by reference.

Item 11.  Executive Compensation.

Information relating to compensation of the Corporation's Executive Officers and Directors will be included under the captions "Executive Compensation" and "Election of Directors -- Compensation of Directors" in the 2002 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions "Election of Directors" and "Principal Owners of Common Shares" of the 2002 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions "Executive Compensation - Certain Business Relationships and Transactions" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" of the 2002 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


a)  Financial Statements

The following items are included in Item 8 of this report:

                                                                       Page #
                                                                       ------

    German American Bancorp and Subsidiaries:

    Independent Auditors' Report                                         23

    Consolidated Balance Sheets at December 31,
    2001 and December 31, 2000                                           24

    Consolidated Statements of Income, years
    ended December 31, 2001, 2000, and 1999                              25

    Consolidated Statements of Changes in
    Shareholders' Equity, years ended
    December 31, 2001, 2000, and 1999                                    26

    Consolidated Statements of Cash Flows, years
    ended December 31, 2001, 2000, and 1999                              27

    Notes to the Consolidated Financial
    Statements                                                        28-49

b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

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

                                  GERMAN AMERICAN BANCORP
                                  (Registrant)

Date:      March 22, 2002         By/s/Mark A. Schroeder
           --------------         ----------------------------------------------
                                  Mark A. Schroeder, President and Director
                                  (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:      March 22, 2002         By/s/Mark A. Schroeder
           --------------         ----------------------------------------------
                                  Mark A. Schroeder, President and Director
                                  (Chief Executive Officer)

Date:      March 22, 2002         By/s/George W. Astrike
           --------------         ----------------------------------------------
                                  George W. Astrike, Director

Date:      March 22, 2002         By/s/David G. Buehler
           --------------         ----------------------------------------------
                                  David G. Buehler, Director
Date:
           --------------         ----------------------------------------------
                                  David B. Graham, Director

Date:      March 22, 2002         By/s/William R. Hoffman
           --------------         ----------------------------------------------
                                  William R. Hoffman, Director

Date:      March 22, 2002         By/s/J. David Lett
           --------------         ----------------------------------------------
                                  J. David Lett, Director
Date:
           --------------         ----------------------------------------------
                                  C. James McCormick, Director

Date:      March 22, 2002         By/s/Gene C. Mehne
           --------------         ----------------------------------------------
                                  Gene C. Mehne, Director

Date:      March 22, 2002         By/s/Robert L. Ruckriegel
           --------------         ----------------------------------------------
                                  Robert L. Ruckriegel, Director

Date:      March 22, 2002         By/s/Larry J. Seger
           --------------         ----------------------------------------------
                                  Larry J. Seger, Director

Date:      March 22, 2002         By/s/Joseph F. Steurer
           --------------         ----------------------------------------------
                                  Joseph F. Steurer, Director

Date:      March 22, 2002         By/s/C.L. Thompson
           --------------         ----------------------------------------------
                                  C.L. Thompson, Director

Date:      March 22, 2002         By/s/Michael J. Voyles
           --------------         ----------------------------------------------
                                  Michael J. Voyles, Director

Date:      March 22, 2002         By/s/Kenneth L. Sendelweck
           --------------         ----------------------------------------------
                                  Kenneth L. Sendelweck, Principal financial
                                    officer

Date:      March 22, 2002         By/s/Bradley M. Rust
           --------------         ----------------------------------------------
                                  Bradley M. Rust, Principal accounting officer

  Executive
Compensation
  Plans and                Exhibit
Arrangements*               Number                   Exhibit List
-------------               ------                   ------------

                             3.1 Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

                             3.2 Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                             4.1 Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit
                                        4.01 to  Registrant's  Current Report on
                                        Form 8-K filed May 5, 2000.

                             4.2 No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

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

     X                      10.2        Executive     Deferred      Compensation
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

     X                      10.3        Amendment    to    Executive    Deferred
                                        Compensation  Agreement dated August 31,
                                        2000 between The German American Bank and George W. Astrike, is incorporated by reference from Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

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

     X                      10.5        Stock  Option   Agreement   between  the
                                        Registrant and George W. dated September
                                        2, 1998 is incorporated by reference or from to the Registrant's Registration
                                        Statement on Form S-4 filed 1998.

     X                      10.6        Non-Qualified       Index      Executive
                                        Supplemental  Agreement  dated September
                                        1,  1998  between  the   Registrant  and
                                        George W. Astrike is incorporated by reference from Exhibit 10.10 to the Registrant's 1998 Form 10-K filed March
                                        31, 1999.

     X                      10.7        Split   Dollar   Life   Insurance   Plan
                                        Agreement dated November 5, 998 between the Registrant and George W. Astrike is ncorporated by reference from Exhibit
                                        10.11 to the egistrant's 1998 Form 10-K filed March 31, 1999.

     X                      10.8        Agreement for Consulting  Services dated
                                        August 21, 1998 between the Registrant and George W. Astrike, is incorporated by reference from Exhibit 10.8 to the Registrant's 1999 Form 10-K, filed March
                                        29, 2000.

     X                      10.9        Amendment  to Agreement  for  Consulting
                                        Services dated August 31, 2000, between the Registrant and George W. Astrike, is incorporated by reference from Exhibit
                                        10.10 to the Registrant's Annual Report on Form 10-K for its fiscal year ended
                                        December 31, 2000.

     X                      10.10       Agreement  and  Plan  of  Reorganization
                                        dated   June   27,    2000   among   the
                                        Registrant,  Holland Bancorp,  Inc., The
                                        Holland  National  Bank,  and The German
                                        American   Bank,  is   incorporated   by
                                        reference   from   Exhibit  2.1  to  the
                                        Registrant's  Registration  Statement on
                                        Form S-4 filed  July 19,  2000 (File No.
                                        333-41698).

     X                      10.11       The  Registrant's  1999 Long-Term Equity
                                        Incentive Plan is incorporated herein by
                                        reference   from   Appendix   A  to  the
                                        Registrant's definitive proxy statement for its 1999 annual meeting filed March
                                        26, 1999.

     X                      10.12       A    written    description    of    the
                                        Registrant's     Executive    Management
                                        Incentive  Plan is set forth,  under the
                                        caption   "EXECUTIVE   COMPENSATION  ---
                                        Committee     Report    on     Executive
                                        Compensation - Incentive Awards", in the
                                        Registrant's definitive proxy statement for its 2002 annual meeting, which will be filed on or about the date of filing of this report, and is incorporated herein by reference.

                            21          Subsidiaries of the Registrant.

                            23.1        Consent of Crowe, Chizek and Company LLP

                            23.2        Consent of Krueger & Associates

                            99.1 Opinion of Krueger & Associates dated January 8, 2000 is incorporated herein by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.


* Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an "X" in this column.