Form 10-Q
period 2002-03-31
GERMAN AMERICAN BANCORP
filed 2002-05-14
CIK 714395

v                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002

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

                        YES  [ X ]       NO  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                     Outstanding at May 1, 2002
        Common Stock,  No par value                  10,945,959

                             GERMAN AMERICAN BANCORP

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 2002
             and December 31, 2001

           Consolidated Statements of Income and Comprehensive
             Income -- Three Months Ended March 31, 2002 and 2001

           Consolidated Statements of Cash Flows -- Three Months
             Ended March 31, 2002 and 2001

           Notes to Consolidated Financial Statements --
             March 31, 2002

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES

PART 1.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                           GERMAN AMERICAN BANCORP
                                         CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands except per share data)


                                                                            March 31,           December 31,
                                                                              2002                  2001
                                                                           -----------          ------------
                                                                           (unaudited)

ASSETS
Cash and Due from Banks................................................    $    22,545          $    36,893
Federal Funds Sold and Other Short-term Investments....................         55,100               62,235
                                                                           -----------          -----------
  Cash and Cash Equivalents............................................         77,645               99,128
Interest-bearing Time Deposits with Banks..............................            ---                  299
Securities Available-for-Sale, at Market ..............................        193,031              168,094
Securities Held-to-Maturity, at Cost ..................................         21,707               23,056
Loans Held for Sale....................................................          6,013                5,538
Total Loans............................................................        638,263              657,889
Less:  Unearned Income.................................................           (700)                (723)
       Allowance for Loan Losses.......................................         (8,307)              (8,388)
                                                                           -----------          -----------
Loans, Net.............................................................        629,256              648,778

Stock in FHLB of Indianapolis and Other Restricted Stock, at cost......         12,462               12,596
Premises, Furniture and Equipment, Net.................................         20,271               20,016
Other Real Estate......................................................          1,349                1,612
Goodwill...............................................................          1,221                1,221
Intangible Assets......................................................            731                  764
Accrued Interest Receivable and Other Assets...........................         23,356               34,009
                                                                           -----------          -----------
       TOTAL ASSETS....................................................    $   987,042          $ 1,015,111
                                                                           ===========          ===========

LIABILITIES
Noninterest-bearing Demand Deposits....................................    $    93,976         $    106,613
Interest-bearing Demand, Savings, and Money Market Accounts............        240,340              241,925
Time Deposits < $100,000...............................................        324,844              327,510
Time Deposits $100,000 or more and Brokered Deposits...................         51,429               50,826
                                                                           -----------          -----------
    Total Deposits.....................................................        710,589              726,874

FHLB Advances and Other Borrowings.....................................        165,201              174,385
Accrued Interest Payable and Other Liabilities.........................         10,015               11,643
                                                                           -----------          -----------
       TOTAL LIABILITIES...............................................        885,805              912,902

SHAREHOLDERS' EQUITY
Common Stock,  no par value, $1 stated value;
  20,000,000 shares authorized.........................................         10,944               11,039
Preferred Stock, $10 par value; 500,000
  shares authorized, no shares issued .................................            ---                  ---
Additional Paid-in Capital.............................................         70,921               72,238
Retained Earnings......................................................         18,944               18,133
Accumulated Other Comprehensive Income (Loss) .........................            428                  799
                                                                           -----------          -----------

       TOTAL SHAREHOLDERS' EQUITY......................................        101,237              102,209
                                                                           -----------          -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................    $   987,042          $ 1,015,111
                                                                           ===========          ===========

End of period shares issued and outstanding............................     10,944,188           11,038,675
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


                                           GERMAN AMERICAN BANCORP
                                      CONSOLIDATED STATEMENTS OF INCOME
                                          AND COMPREHENSIVE INCOME
                           (unaudited, dollars in thousands except per share data)


                                                                                  Three months Ended
                                                                                       March 31,
                                                                                 2002                2001
                                                                            ----------          -----------

INTEREST INCOME
Interest and Fees on Loans.............................................    $    12,584          $    15,917
Interest on Federal Funds Sold and Other Short-term Investments........            303                  247
Interest and Dividends on Securities:
  Taxable..............................................................          1,527                2,354
  Non-taxable..........................................................          1,047                  848
                                                                           -----------          -----------
    TOTAL INTEREST INCOME..............................................         15,461               19,366

INTEREST EXPENSE
Interest on Deposits...................................................          4,966                7,663
Interest on FHLB Advances and Other Borrowings.........................          2,461                3,233
                                                                           -----------          -----------
    TOTAL INTEREST EXPENSE.............................................          7,427               10,896
                                                                           -----------          -----------

NET INTEREST INCOME....................................................          8,034                8,470
Provision for Loan Losses..............................................            248                  165
                                                                           -----------          -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES......................................................          7,786                8,305

NONINTEREST INCOME
Trust and Investment Product Fees......................................            330                  284
Service Charges on Deposit Accounts....................................            580                  536
Insurance Revenues.....................................................            739                  948
Other Operating Income.................................................            411                  397
Net Gains on Sales of Loans and Related Assets, and
  Provision for Losses on Loans Held for Sale..........................            381                  129
Net Gain/(Loss) on Sales of Securities.................................            ---                    1
                                                                           -----------          -----------
    TOTAL NONINTEREST INCOME...........................................          2,441                2,295

NONINTEREST EXPENSE
Salaries and Employee Benefits.........................................          4,445                4,303
Occupancy Expense......................................................            506                  519
Furniture and Equipment Expense........................................            427                  489
Data Processing Fees...................................................            262                  250
Professional Fees......................................................            294                  202
Advertising and Promotions.............................................            170                  267
Supplies...............................................................            173                  165
Other Operating Expenses...............................................            821                1,209
                                                                           -----------          -----------
    TOTAL NONINTEREST EXPENSE..........................................          7,098                7,404
                                                                           -----------          -----------

Income before Income Taxes.............................................          3,129                3,196
Income Tax Expense.....................................................            611                  805
                                                                           -----------          -----------
NET INCOME.............................................................    $     2,518          $     2,391
                                                                           ===========          ===========

COMPREHENSIVE INCOME...................................................    $     2,147          $     4,129
                                                                           ===========          ===========

Earnings Per Share and Diluted Earnings Per Share......................    $      0.23          $      0.22

Dividends Per Share....................................................    $      0.14          $      0.13


                        See accompanying notes to consolidated financial statements.


                                           GERMAN AMERICAN BANCORP
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited, dollar in thousands)

                                                                                  Three months Ended
                                                                                       March 31,
                                                                              2002                  2001
                                                                           -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.............................................................    $     2,518          $     2,391
Adjustments to Reconcile Net Income to Net Cash
  from Operating Activities:
  Net (Accretion)/Amortization on Securities...........................            272                   27
  Depreciation and Amortization........................................            511                  607
Amortization and Impairment of Mortgage Servicing Rights...............             61                  219
  Net Change in Loans Held for Sale....................................           (475)              55,661
  (Income)/Loss on Investment in Limited Partnership...................            (42)                  46
  Provision for Loan Losses............................................            248                  165
  Loss/(Gain) on Sale of Securities, net...............................            ---                    1
  Loss/(Gain) on Sales of Loans and Related Assets, and Provision for
    Losses on Loans Held for Sale......................................           (381)                (129)
  Loss/(Gain) on Disposition and Impairment of Premises and
    Equipment..........................................................             (3)                (208)
  Change in Assets and Liabilities:
    Interest Receivable and Other Assets...............................         11,142                2,546
    Interest Payable and Other Liabilities.............................         (1,628)              (3,690)
                                                                           -----------          -----------
       Net Cash from Operating Activities..............................         12,223               57,636

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in Interest-bearing Balances with Banks.......................            299                1,096
  Proceeds from Maturities of Securities Available-for-Sale............         14,673               46,374
  Proceeds from Sales of Securities Available-for-Sale.................            134                  ---
  Purchase of Securities Available-for-Sale............................        (40,550)                (630)
  Proceeds from Maturities of Securities Held-to-Maturity..............          1,353                  539
  Proceeds from Sales of Loans.........................................            280                1,640
  Loans Made to Customers, net of Payments Received....................         18,957               10,817
  Proceeds from Sales of Other Real Estate.............................            465                  541
  Property and Equipment Expenditures..................................           (734)                (499)
  Proceeds from the Sale of Property and Equipment ....................              5                  343
  Acquire Insurance Company............................................            ---                 (150)
                                                                           -----------          -----------
       Net Cash from Investing Activities..............................         (5,118)              60,071

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in Deposits...................................................        (16,285)             (30,804)
  Change in Short-term Borrowings......................................         (7,505)             (45,417)
  Advances of Long-term Debt...........................................            920                  ---
  Repayments of Long-term Debt.........................................         (2,599)             (10,112)
  Issuance of Common Stock.............................................             36                  ---
  Purchase / Retire Common Stock.......................................         (1,610)                 ---
  Dividends Paid.......................................................         (1,545)              (1,470)
                                                                           -----------          -----------
       Net Cash from Financing Activities..............................        (28,588)             (87,803)
                                                                           -----------          -----------

Net Change in Cash and Cash Equivalents................................        (21,483)              29,904
  Cash and Cash Equivalents at Beginning of Year.......................         99,128               28,447
                                                                           -----------          -----------
  Cash and Cash Equivalents at End of Period...........................    $    77,645          $    58,351
                                                                           ===========          ===========


                        See accompanying notes to consolidated financial statements.

                             GERMAN AMERICAN BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
             (unaudited, dollars in thousands except per share data)

Note 1 -- Basis of Presentation

German  American  Bancorp  operates  primarily  in  the  banking  industry.  The accounting and reporting policies of German American Bancorp and its subsidiaries conform to Generally Accepted Accounting Principles and reporting followed by the banking industry. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp's December 31, 2001 Annual Report on Form 10-K.


Note 2 -- Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                                  Three months Ended
                                                                       March 31,
                                                              2002                  2001
                                                           -----------          -----------

Earnings per Share:
Net Income                                                 $     2,518          $     2,391

Weighted Average Shares Outstanding                         10,995,449           11,019,234
                                                           -----------          -----------

     Earnings per Share:                                   $      0.23          $      0.22
                                                           ===========          ===========

Diluted Earnings per Share:
Net Income                                                 $     2,518          $     2,391

Weighted Average Shares Outstanding                         10,995,449           11,019,234
Stock Options, Net                                              23,494                  ---
                                                           -----------          -----------

     Diluted Weighted Average Shares Outstanding            11,018,943           11,019,234
                                                           -----------          -----------

     Diluted Earnings per Share                            $      0.23          $      0.22
                                                           ===========          ===========

Note 3 - Securities

The fair values of Securities Available-for-Sale are as follows:

                                                           March 31,       December 31,
                                                             2002              2001
                                                         ------------     -------------

U.S. Treasury Securities and Obligations of
  U.S. Government Corporations and Agencies              $      3,012     $       3,039
Obligations of State and Political Subdivisions                51,408            53,893
Asset-/Mortgage-backed Securities                             121,940            94,272
Equity Securities                                              16,671            16,890
                                                         ------------     -------------
  Total                                                  $    193,031     $     168,094
                                                         ============     =============

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

                                                           Carrying            Fair
                                                             Value             Value
                                                         ------------     -------------

March 31, 2002:
Obligations of State and Political Subdivisions          $     21,707     $      22,156
                                                         ============     =============
December 31, 2001:
Obligations of State and Political Subdivisions          $     23,056     $      23,444
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

The core segment is comprised of community banks with 27 banking offices in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core banking segment. Primary revenues for the mortgage-banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale sources. Other revenues are gains on sales of loans and gain on sales of and capitalization of mortgage servicing rights (MSR), and loan servicing income. The insurance segment consists of five full-service independent insurance agencies in Southwestern Indiana and the operations of German American Reinsurance Company, Ltd. (GARC). GARC's primary business is credit life and disability reinsurance for credit insurance products sold by the Company's five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

The following segment financial information has been derived from the internal financial statements of German American Bancorp, which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Other column in the following table, along with minor amounts to eliminate transactions between segments.

Three months Ended March 31, 2002

                                              Core        Mortgage                                 Consolidated
                                             Banking      Banking       Insurance      Other          Totals
                                            -------------------------------------------------------------------

Net Interest Income                         $  8,025      $    (36)     $      5      $     40      $   8,034

Gain on Sales of Loans and Related
  Assets and Provision for Losses
  on Loans Held for Sale                         205           176           ---           ---            381
Servicing Income                                 ---           202           ---           (69)           133
Insurance Revenues                                33            41           698           (33)           739
Noncash Items:
Provision for Loan Losses                        248           ---           ---           ---            248
MSR Amortization & Valuation                     ---            61           ---           ---             61
Provision for Income Taxes                     1,126             4           107          (626)           611
Segment Profit                                 2,945             6            98          (531)         2,518
Segment Assets                               881,178       107,527         4,154        (5,817)       987,042

Three months Ended March 31, 2001

                                              Core        Mortgage                                 Consolidated
                                             Banking      Banking       Insurance      Other          Totals
                                            -------------------------------------------------------------------

Net Interest Income                         $  7,557      $    834      $      9      $     70      $   8,470
Gain on Sales of Loans and Related
  Assets and Provision for Losses
  on Loans Held for Sale                         150           (21)          ---           ---            129
Servicing Income                                 ---           132           ---           (37)            95
Insurance Revenues                                51            36           892           (31)           948
Noncash Items:
Provision for Loan Losses                        165           ---           ---           ---            165
MSR Amortization & Valuation                     ---           219           ---           ---            219
Provision for Income Taxes                     1,169            81            90          (535)           805
Segment Profit                                 2,631           124           161          (525)         2,391
Segment Assets                               862,495       122,623         3,792         3,534        992,444

Note 5 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 551,250 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. During the quarter ended March 31, 2002 the Company purchased 100,000 shares under the program and through March 31, 2002 the Company had purchased 105,670 shares in total under the program.

Note 6 - New Accounting Pronouncements

A new accounting standard requires all business combinations to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill ceased being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Amounts previously recorded as goodwill from depository institution branch acquisitions are not presently considered to be goodwill under the new standard and these amounts will continue to be amortized.

No goodwill was acquired during the first quarter of 2002, and $150 was acquired during the first quarter of 2001. Goodwill at March 31, 2002 is allocated $1,064 to the insurance segment and $157 to the core banking segment. The Corporation expects to complete the first step of its impairment testing of goodwill by the end of the second quarter. Goodwill is not being amortized in 2002, but was amortized in 2001. If goodwill had not been amortized in 2001, the effect on March 31, 2001 net income would have been a net increase of $28, consisting of reduced amortization expense of $42 and increased income tax expense of $14, and earnings per share would have been unchanged.

All intangible assets are subject to amortization, and amortization expense was $33 and $36 for the first quarter of 2002 and 2001. Estimated amortization expense for the next five years is as follows: 2002 $130, 2003 $104, 2004 $93, 2005 $90, 2006 $90. Intangible assets subject to amortization are as follows, by segment:

                                                      Gross         Accumulated
March 31, 2002:                                       Amount        Amortization
                                                     --------       ------------
Core Banking
  Core deposit intangible                            $    670         $   643
  Unidentified branch acquisition intangible            1,353             669
Mortgage Banking
  Customer List                                            99              79
                                                     --------         -------
    Total                                            $  2,122         $ 1,391
                                                     ========         =======


                                                      Gross         Accumulated
December 31, 2001:                                    Amount        Amortization
                                                     --------       ------------
Core Banking
  Core deposit intangible                            $    670         $   638
  Unidentified branch acquisition intangible            1,353             646
Mortgage Banking
  Customer List                                            99              74
                                                     --------         -------
    Total                                            $  2,122         $ 1,358
                                                     ========         =======

Effective January 1, 2002, the Corporation adopted a new accounting standard on impairment and disposal of long-lived assets. The effect of this new standard is not expected to be material to the financial statements.

A new accounting standard regarding asset retirement obligations will apply for 2003. Management does not believe this standard will have a material effect on the Corporation's financial statements.

ITEM 2.
                             GERMAN AMERICAN BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp ("the Company") is a multi-bank holding company based in Jasper, Indiana. The Company's Common Stock is traded on NASDAQ's National Market System under the symbol GABC. The Company operates five affiliate community banks with 26 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer and a business lending center in Evansville, Indiana. The Company also operates five independent insurance agencies throughout its market area. The banks' wide range of personal and corporate financial services include making commercial and consumer loans; marketing, originating, and servicing mortgage loans; providing trust, investment advisory and brokerage services; accepting deposits and providing safe deposit facilities. The Company's insurance activities include offering a full range of title, property, casualty, life and credit insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2002 and December 31, 2001 and the consolidated results of operations for the three-month periods ended March 31, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Income:

Net income increased $127,000 to $2,518,000 or $0.23 per share for the quarter ended March 31, 2002 compared to $2,391,000 or $0.22 per share for the first quarter of 2001. The increased earnings were primarily attributable to an increase in the gain on sale of residential mortgage loans and an overall decline in non-interest operating expenses. The Company's core banking operations posted a 12% earnings increase during the first quarter compared with the same period of the prior year. Partially offsetting the earnings increase in core banking were declines in the level of revenues and earnings attributable to the Company's insurance and mortgage banking segments.

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

                                      Three months             Change from
                                     Ended March 31,           Prior Period
                                   2002          2001       Amount      Percent
                                   ----          ----     ---------------------
Interest Income (T/E)           $ 16,045      $ 19,855    $ (3,810)      -19.2%
Interest Expense                   7,427        10,896      (3,469)      -31.8%
                                --------      --------    --------
  Net Interest Income (T/E)     $  8,618      $  8,959    $   (341)       -3.8%
                                ========      ========    ========

Net interest income decreased $436,000 or 5.1% ($341,000 or 3.8% on a tax-equivalent basis) for the quarter ended March 31, 2002 compared with the first quarter of 2001. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the first quarter of 2002, the net interest margin remained relatively flat at 3.72% compared to 3.74% for the first quarter of 2001. The decline in the Company's net interest income is primarily attributable to a decline in the level of interest earning assets and more specifically due to a decline in residential real estate loans.

Average loans outstanding (including loans held for sale) declined $88.1 million during the three months ended March 31, 2002, compared with the same period of 2001. Average residential real estate loans declined $116.6 million in the first quarter 2002 compared with 2001. The sale of sub-prime residential real estate loans totaling nearly $70 million in February 2001 combined with the sale of a majority of the Company's residential real estate production over the past year to the secondary market are primarily responsible for the decline. This decline has been somewhat offset by an increase of $43.7 million in commercial loans outstanding in 2002 compared with 2001.

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses, which totaled $248,000 and $165,000 for the quarters ended March 31, 2002 and 2001, respectively. These provisions are made at levels deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Net charge-offs were $329,000 or 0.20% annualized of average loans the three months ended March 31, 2002 compared to $566,000 or 0.31% annualized of average loans in the first quarter of 2001. The decline in net charge-offs in the first quarter 2002 compared with 2001 was primarily attributable to the sale of sub-prime residential real estate loans in the first quarter of 2001.

Non-performing loans represented 0.69% of total loans at March 31, 2002 compared to 0.72% at December 31, 2001. See discussion of "Financial Condition" for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income for the quarter ended March 31, 2002 increased $146,000 or 6% compared with the first quarter of 2001. The increase resulted primarily from an increase in Net Gains on Sales of Loans and Related Assets offset by a decline in Insurance Revenues.

Insurance Revenues declined $209,000 or 22% for the three months ended March 31, 2002 compared with the same period during 2001. The decline was attributable to a decline in contingency income from the property and casualty insurance operations of Doty Insurance Agency, Inc. and a decline in revenues generated by the Company's credit life and disability reinsurance operation through German American Reinsurance Company, Ltd. (GARC). Contingency income will fluctuate, as it represents amounts received from insurance companies based on claims experience. The decline in credit reinsurance revenues is largely attributable to a decline in consumer loan production.

Net Gains on Sales of Loans and Related Assets, and Provision for Market Losses on Loans Held for Sale increased $252,000 in the quarter ended March 31, 2002 compared with 2001. The increased gain on sales of loans resulted from an increased level of loan sales to the secondary markets. Loans sales totaled $37.4 million during the first three months of 2002 compared with $13.8 million in 2001. The net gain on sales of loans was reduced in the first quarter of 2001 by an $87,000 loss on mandatory forward commitments to sell mortgage loans used to manage interest rate risk associated with the mortgage banking division's residential mortgage loan pipeline. No such loss was recognized in the first quarter of 2002, as only non-mandatory forward commitments were held.

Non-interest Expense:

Non-interest expenses decreased $306,000 or 4% for the three months ended March 31, 2002 as compared to the same period of the prior year.

Salaries and Employee Benefits increased $142,000 or 3% during the quarter ended March 31, 2002 compared with the same period in 2001. Salaries and Employee Benefits comprised approximately 63% of total non-interest expense in the first quarter of 2002 and 58% in 2001. This change was primarily the result of the overall decline in non-interest expenses.

Professional Fees Expense increased $92,000 or 46% in the first quarter of 2002 compared with 2001. The increased professional fees resulted from the formation in late 2001 and the first quarter of 2002 of investment subsidiaries domiciled in the state of Nevada at three of the Company's subsidiary banks. The increased professional fee expense was for investment portfolio management services and subsidiary management services provided by third parties.

Advertising and Promotion Expense decreased $97,000 or 36% during the three months ended March 31, 2002 compared with the prior year. This decline was attributable to the initiation of an image campaign by the Company in the first quarter of 2001. Other Operating Expenses declined $388,000 or 32% during the first quarter of 2002 compared with the same period of the prior year. The declines were primarily attributable to a lower level of operating losses from the Company's affordable housing tax credit limited partnership investments, a lower level of allowance for insurance reserves required by the Company's credit reinsurance subsidiary, a lower level of collection costs at the Company's mortgage banking division, and a lower level of amortization expense for intangible assets.

Income Taxes:

The Company's effective income tax rate approximated 19.5% and 25.1% of pre-tax income during the three months ended March 31, 2002 and 2001, respectively, and is lower than the blended statutory rate of 39.6%. The lower effective rate in both 2002 and 2001 primarily resulted from the Company's tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects. Also contributing to the lower effective tax rate in 2002 compared to the prior year was state income tax savings resulting from the formation of investment subsidiaries in the state of Nevada by three of the Company's banking subsidiaries.

FINANCIAL CONDITION

Total assets at March 31, 2002 decreased $28.1 million to $987.0 million compared with $1.015 billion in total assets at December 31, 2001. Loans, net of unearned income and allowance for loan losses, decreased by $19.5 million during the first quarter of 2002. This decline was primarily attributable to a decline in residential real estate loans. Cash and Cash Equivalents declined $21.4 million while Investment Securities increased $23.5 million to $214.7 million at March 31, 2002 compared with $191.2 million at year-end.

FHLB Advances and Other Borrowings declined $9.2 million to $165.2 million at March 31, 2002, due to expected maturities and required payments.

Non-performing Assets:

The following is an analysis of the Company's non-performing assets at March 31, 2002 and December 31, 2001 (dollars in thousands):

                                                      March 31,       December 31,
                                                         2002             2001
                                                     -----------     -------------
Non-accrual Loans                                    $   2,437        $   3,452
Past Due Loans (90 days or more)                         1,611              916
Restructured Loans                                         367              367
                                                     ---------        ---------
   Total Non-performing Loans                            4,415            4,735
                                                     ---------        ---------
Other Real Estate                                        1,349            1,612
                                                     ---------        ---------
  Total Non-performing Assets                        $   5,764        $   6,347
                                                     =========        =========

Allowance for Loan Loss to Non-performing Loans         188.15%          177.15%
Non-performing Loans to Total Loans                       0.69%            0.72%

Capital Resources:

Shareholders' equity totaled $101.2 million at March 31, 2002 or 10.3% of total assets, a decrease of $972,000 from December 31, 2001. The decline in shareholder's equity primarily resulted from the Company's activity regarding its share repurchase plan discussed in Note 5 of this report.

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

At March 31, 2002 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.

The table below presents the Company's consolidated capital ratios under regulatory guidelines:

                                                            To be Well
                                                           Capitalized
                                                           Under Prompt
                                          Minimum for       Corrective
                                            Capital           Action           At               At
                                           Adequacy         Provisions      March 31,      December 31,
                                           Purposes          (FDICIA)         2002             2001
                                          ------------     ------------     ---------      ------------

Leverage Ratio                               4.00%             5.00%          9.91%            9.80%
Tier 1 Capital to Risk-adjusted Assets       4.00%             6.00%         14.01%           13.69%
Total Capital to Risk-adjusted Assets        8.00%            10.00%         15.19%           14.86%

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company's cash and cash equivalents. During the first three months of 2002, operating activities provided $12.2 million of available cash, which included net income of $2.5 million. Major cash outflows experienced during the three months ended March 31, 2002 included $1.5 million in dividends, $1.6 million from the purchase and retirement of common stock, and a $16.3 million decrease in deposits.

The cash outflows from the purchase of securities exceeded the proceeds from the maturities and sales of securities by approximately $24.4 million. Total cash outflows for the period exceeded inflows by $21.5 million, leaving cash and cash equivalents of $77.6 million at March 31, 2002.

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

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in
Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations," lists some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

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

                 Interest Rate Sensitivity as of March 31, 2002

                                                       Net Portfolio Value
                           Net Portfolio            as a % of Present Value
                              Value                        of Assets
                              -----                        ---------
      Changes
     In rates         $ Amount     % Change         NPV Ratio        Change
     --------         --------     --------         ---------        ------

        +2%            $81,717       (14.9)%            8.51%     (116) b.p.
       Base             96,012         ---              9.66            ---
        -2%            100,341         4.5              9.84         18 b.p.

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

          4.1  Rights   Agreement  dated  April  27,  2000  is  incorporated  by
               reference to Exhibit 4.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

          4.2 No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets. In accordance with paragraph 4
               (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon requests.

          4.3 Terms of Common Shares and Preferred Shares of German American Bancorp found in Restatement of Articles of Incorporation are incorporated by reference to Exhibit 3.01 to Registrant's Current Report on From 8-K filed May 5, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GERMAN AMERICAN BANCORP


Date  May 14, 2002        By /s/ Mark A. Schroeder
      ------------           ---------------------------------------------------
                             Mark A. Schroeder
                             President and CEO


Date  May 14, 2002        By /s/ Bradley M. Rust
      ------------           ---------------------------------------------------
                             Bradley M. Rust
                             Senior Vice President and
                             Principal Accounting Officer