Form 10-Q
period 2002-06-30
GERMAN AMERICAN BANCORP
filed 2002-08-14
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 for the quarterly period ended June 30, 2002.

or

       [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 for the transition period from ______________ to ______________.

Commission File Number:  0-11244

GERMAN AMERICAN BANCORP
(Exact name of registrant as specified in its charter)

INDIANA	35-1547518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2002

Common Stock,
No par value	10,940,027

GERMAN AMERICAN BANCORP

INDEX

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.

	Consolidated Balance Sheets —
	June 30, 2002 and December 31, 2001	3

	Consolidated Statements of Income and Comprehensive Income —
	Three and Six Months Ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows —
	Six Months Ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements —	6
	June 30, 2002	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

                                                                                             June 30,      December 31,
                                                                                               2002            2001
                                                                                           ------------    ------------
                                                                                           (unaudited)
ASSETS
Cash and Due from Banks ...............................................................    $     26,584    $     36,893
Federal Funds Sold and Other Short-term Investments ...................................          28,245          62,235
                                                                                           ------------    ------------
     Cash and Cash Equivalents ........................................................          54,829          99,128
Interest-bearing Time Deposits with Banks .............................................             ---             299
Securities Available-for-Sale, at Fair Value ..........................................         217,496         168,094
Securities Held-to-Maturity, at Cost ..................................................          21,637          23,056
Loans Held for Sale ...................................................................           4,869           5,538
Total Loans ...........................................................................         643,880         657,889
Less:  Unearned Income ................................................................          (1,376)           (723)
       Allowance for Loan Losses ......................................................          (8,326)         (8,388)
                                                                                           ------------    ------------
Loans, Net ............................................................................         634,178         648,778

Stock in FHLB of Indianapolis and Other Restricted
  Stock, at cost ......................................................................          12,462          12,596
Premises, Furniture and Equipment, Net ................................................          20,944          20,016
Other Real Estate .....................................................................           1,265           1,612
Goodwill ..............................................................................           1,221           1,221
Intangible Assets .....................................................................             698             764
Accrued Interest Receivable and Other Assets ..........................................          23,195          34,009
                                                                                           ------------    ------------

       TOTAL ASSETS ...................................................................    $    992,794    $  1,015,111
                                                                                           ============    ============

LIABILITIES
Noninterest-bearing Demand Deposits ...................................................    $     91,027    $    106,613
Interest-bearing Demand, Savings, and Money Market Accounts ...........................         242,088         241,925
Time Deposits ‹ $100,000 ..............................................................         319,442         327,510
Time Deposits $100,000 or more and Brokered Deposits ..................................          58,885          50,826
                                                                                           ------------    ------------
     Total Deposits ...................................................................         711,442         726,874

FHLB Advances and Other Borrowings ....................................................         165,596         174,385
Accrued Interest Payable and Other Liabilities ........................................          11,848          11,643
                                                                                           ------------    ------------
       TOTAL LIABILITIES ..............................................................         888,886         912,902

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
     20,000,000 shares authorized .....................................................          10,940          11,039
Preferred Stock, $10 par value; 500,000
     shares authorized, no shares issued ..............................................             ---             ---
Additional Paid-in Capital ............................................................          70,942          72,238
Retained Earnings .....................................................................          19,689          18,133
Accumulated Other Comprehensive Income (Loss) .........................................           2,337             799
                                                                                           ------------    ------------

       TOTAL SHAREHOLDERS' EQUITY .....................................................         103,908         102,209
                                                                                           ------------    ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................    $    992,794    $  1,015,111
                                                                                           ============    ============

End of period shares issued and outstanding ...........................................      10,939,982      11,038,675
                                                                                           ============    ============

                        See accompanying notes to consolidated financial statements

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

                                                                                 Three months Ended
                                                                                      June 30,
                                                                              2002                2001
                                                                           ---------           ---------
INTEREST INCOME
Interest and Fees on Loans................................................ $  12,277           $  14,802
Interest on Federal Funds Sold and Other Short-term Investments...........       135                 723
Interest and Dividends on Securities:
   Taxable................................................................     1,987               1,664
   Non-taxable............................................................     1,030                 865
                                                                           ---------           ---------
     TOTAL INTEREST INCOME................................................    15,429              18,054

INTEREST EXPENSE
Interest on Deposits......................................................     4,721               7,248
Interest on FHLB Advances and Other Borrowings............................     2,478               2,843
                                                                           ---------           ---------
     TOTAL INTEREST EXPENSE...............................................     7,199              10,091
                                                                           ---------           ---------

NET INTEREST INCOME.......................................................     8,230               7,963
Provision for Loan Losses.................................................       297                 165
                                                                           ---------           ---------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES......................................................     7,933               7,798

NON-INTEREST INCOME
Trust and Investment Product Fees.........................................       361                 307
Service Charges on Deposit Accounts.......................................       647                 621
Insurance Revenues........................................................       684                 842
Other Operating Income....................................................       281                 389
Net Gains on Sales of Loans and Related Assets, and Provision for
   Losses on Loans Held for Sale..........................................       242                 594
Net Gain / (Loss) on Sales of Securities..................................       ---                 ---
                                                                           ---------           ---------
     TOTAL NON-INTEREST INCOME............................................     2,215               2,753

NON-INTEREST EXPENSE
Salaries and Employee Benefits............................................     4,373               3,944
Occupancy Expense.........................................................       536                 479
Furniture and Equipment Expense...........................................       468                 476
Data Processing Fees......................................................       289                 264
Professional Fees.........................................................       263                 259
Advertising and Promotions................................................       189                 268
Supplies..................................................................       154                 184
Other Operating Expenses..................................................       965               1,213
                                                                           ---------           ---------
     TOTAL NON-INTEREST EXPENSE...........................................     7,237               7,087
                                                                           ---------           ---------

Income before Income Taxes................................................     2,911               3,464
Income Tax Expense........................................................       531                 930
                                                                           ---------           ---------
NET INCOME................................................................ $   2,380           $   2,534
                                                                           =========           =========

COMPREHENSIVE INCOME...................................................... $   4,289           $   2,457
                                                                           =========           =========

Earnings Per Share and Diluted Earnings Per Share......................... $    0.22           $    0.23

Dividends Per Share....................................................... $    0.14           $    0.13

                       See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

                                                                                     Six months Ended
                                                                                         June 30,
                                                                               2002                2001
                                                                             --------            --------
INTEREST INCOME
Interest and Fees on Loans................................................   $ 24,861            $ 30,719
Interest on Federal Funds Sold and Other Short-term Investments...........        438                 970
Interest and Dividends on Securities:
   Taxable................................................................      3,514               4,018
   Non-taxable............................................................      2,077               1,713
                                                                             --------            --------
     TOTAL INTEREST INCOME................................................     30,890              37,420

INTEREST EXPENSE
Interest on Deposits......................................................      9,687              14,911
Interest on FHLB Advances and Other Borrowings............................      4,939               6,076
                                                                             --------            --------
     TOTAL INTEREST EXPENSE...............................................     14,626              20,987
                                                                             --------            --------

NET INTEREST INCOME.......................................................     16,264              16,433
Provision for Loan Losses.................................................        545                 330
                                                                             --------            --------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES......................................................     15,719              16,103

NON-INTEREST INCOME
Trust and Investment Product Fees.........................................        691                 591
Service Charges on Deposit Accounts.......................................      1,227               1,157
Insurance Revenues........................................................      1,423               1,790
Other Operating Income....................................................        692                 786
Net Gains on Sales of Loans and Related Assets, and Provision for
   Losses on Loans Held for Sale..........................................        623                 723
Net Gain / (Loss) on Sales of Securities..................................        ---                   1
                                                                             --------            --------
     TOTAL NON-INTEREST INCOME............................................      4,656               5,048

NON-INTEREST EXPENSE
Salaries and Employee Benefits............................................      8,818               8,247
Occupancy Expense.........................................................      1,042                 998
Furniture and Equipment Expense...........................................        895                 965
Data Processing Fees......................................................        551                 514
Professional Fees.........................................................        557                 461
Advertising and Promotions................................................        359                 535
Supplies..................................................................        327                 349
Other Operating Expenses..................................................      1,786               2,422
                                                                             --------            --------
     TOTAL NON-INTEREST EXPENSE...........................................     14,335              14,491
                                                                             --------            --------

Income before Income Taxes................................................      6,040               6,660
Income Tax Expense........................................................      1,142               1,735
                                                                             --------            --------
NET INCOME................................................................   $  4,898            $  4,925
                                                                             ========            ========

COMPREHENSIVE INCOME......................................................   $  6,436            $  6,586
                                                                             --------            --------

Earnings Per Share and Diluted Earnings Per Share.........................   $   0.45            $   0.45

Dividends Per Share.......................................................   $   0.28            $   0.27

                       See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

                                                                                   Six months Ended
                                                                                       June 30,
                                                                                2002               2001
                                                                             ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.................................................................  $   4,898          $   4,925
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
     Net (Accretion) / Amortization on Securities..........................        639                 59
     Depreciation and Amortization.........................................      1,065              1,211
Amortization and Impairment of Mortgage Servicing Rights...................        271                231
     Net Change in Loans Held for Sale.....................................        669             60,195
     Loss on Investment in Limited Partnership.............................         23                112
     Provision for Loan Losses.............................................        545                330
     Loss / (Gain) on Sale of Securities, net..............................        ---                 (1)
     Loss / (Gain) on Sales of Loans and Related Assets, and Provision for
       Losses on Loans Held for Sale.......................................       (623)              (723)
     Loss / (Gain) on Disposition and Impairment of Premises and
        Equipment..........................................................        (14)              (194)
     Director Stock Awards.................................................        309                311
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets................................     10,083             (5,020)
       Interest Payable and Other Liabilities..............................        205             (1,177)
                                                                             ---------          ---------
          Net Cash from Operating Activities...............................     18,070             60,259

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Interest-bearing Balances with Banks..........................        299              1,196
   Proceeds from Maturities of Securities Available-for-Sale...............     28,297             79,579
   Proceeds from Sales of Securities Available-for-Sale....................        134                ---
   Purchase of Securities Available-for-Sale...............................    (76,025)            (8,032)
   Proceeds from Maturities of Securities Held-to-Maturity.................      1,414                649
   Purchase of Loans.......................................................     (4,701)               ---
   Proceeds from Sales of Loans............................................      1,025              2,290
   Loans Made to Customers, net of Payments Received.......................     17,571             22,039
   Proceeds from Sales of Other Real Estate................................        797              1,344
   Property and Equipment Expenditures.....................................     (2,010)              (719)
   Proceeds from the Sale of Property and Equipment .......................         97                344
   Acquire Insurance Company...............................................        ---               (150)
                                                                             ---------          ---------
          Net Cash from Investing Activities...............................    (33,102)            98,540

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits......................................................    (15,432)           (22,389)
   Change in Short-term Borrowings.........................................     (7,110)           (40,239)
   Advances of Long-term Debt..............................................        920                ---
   Repayments of Long-term Debt............................................     (2,599)           (10,114)
   Issuance of Common Stock................................................         55                  2
   Purchase / Retire Common Stock..........................................     (2,024)               (84)
   Dividends Paid..........................................................     (3,077)            (2,939)
                                                                             ---------          ---------
          Net Cash from Financing Activities...............................    (29,267)           (75,763)
                                                                             ---------          ---------

Net Change in Cash and Cash Equivalents....................................    (44,299)            83,036
   Cash and Cash Equivalents at Beginning of Year..........................     99,128             28,447
                                                                             ---------          ---------
   Cash and Cash Equivalents at End of Period..............................  $  54,829          $ 111,483
                                                                             =========          =========

                       See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(unaudited, dollars in thousands except per share data)

Note 1 -- Basis of Presentation

German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to Generally Accepted Accounting Principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp’s December 31, 2001 Annual Report on Form 10-K.

Note 2 -- Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided as follows:

                                                                    Three months Ended
                                                                          June 30,
                                                                2002               2001
                                                            ------------       ------------

Earnings per Share:
Net Income                                                  $      2,380       $      2,534

Weighted Average Shares Outstanding                           10,944,139         11,024,063
                                                            ------------       ------------
     Earnings per Share:                                    $       0.22       $       0.23
                                                            ------------       ------------

Diluted Earnings per Share:
Net Income                                                  $      2,380       $      2,534

Weighted Average Shares Outstanding                           10,944,139         11,024,063
Stock Options, Net                                                31,383              1,462
                                                            ------------       ------------
     Diluted Weighted Average Shares Outstanding              10,975,522         11,025,525
                                                            ------------       ------------
     Diluted Earnings per Share                             $       0.22       $       0.23
                                                            ------------       ------------

                                                                      Six months Ended
                                                                          June 30
                                                                2002               2001
                                                            ------------       ------------

Earnings per Share:
Net Income                                                  $      4,898        $     4,925

Weighted Average Shares Outstanding                           10,969,652         11,021,662
                                                            ------------       ------------
     Earnings per Share:                                    $       0.45        $      0.45
                                                            ============        ===========

Diluted Earnings per Share:
Net Income                                                  $      4,898       $      4,925

Weighted Average Shares Outstanding                           10,969,652         11,021,662
Stock Options, Net                                                26,670                  7
                                                            ------------       ------------
     Diluted Weighted Average Shares Outstanding              10,996,322         11,021,669
                                                            ------------       ------------
     Diluted Earnings per Share                             $       0.45       $       0.45
                                                            ============       ============

Note 3 - Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

                                                             June 30,      December 31,
                                                               2002            2001
                                                            ---------      ------------
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies              $  21,081       $   3,039
Obligations of State and Political Subdivisions                51,541          53,893
Asset-/Mortgage-backed Securities                             128,172          94,272
Equity Securities                                              16,702          16,890
     Total                                                  $ 217,496       $ 168,094

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

                                                           Carrying             Fair
                                                             Value              Value
                                                           --------            --------
June 30, 2002:
Obligations of State and Political Subdivisions            $ 21,637            $ 22,340

December 31, 2001:
Obligations of State and Political Subdivisions            $ 23,056            $ 23,444

Note 4 - Segment Information

The Company’s operations include three primary segments: core banking, mortgage banking, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and single-family residential mortgage loans, primarily in the affiliate bank’s local markets. The core banking segment also involves providing trust and investment brokerage services to its customers. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; and the servicing of mortgage loans for investors. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core banking segment is comprised of five community banks with 26 retail banking offices and one business lending center in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core banking segment. Primary revenues for the mortgage-banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale sources. Other revenues are gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), and loan servicing income. The insurance segment consists of four full-service independent insurance agencies in Southwestern Indiana and the operations of German American Reinsurance Company, Ltd. (GARC). GARC’s primary business is credit life and disability reinsurance for credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three months Ended June 30, 2002
                                             Core         Mortgage                                Consolidated
                                            Banking        Banking      Insurance      Other         Totals
                                           -------------------------------------------------------------------

Net Interest Income                        $  8,294        $  (107)      $      5     $     38     $   8,230

Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                      161             81            ---          ---           242
Servicing Income                                ---            210            ---          (65)          145
Insurance Revenues                               41             26            650          (33)          684
Noncash Items:
Provision for Loan Losses                       297            ---            ---          ---           297
MSR Amortization & Valuation                    ---            210            ---      ---     210
Provision for Income Taxes                    1,273           (232)            87         (597)          531
Segment Profit (Loss)                         3,220           (353)           138         (625)        2,380
Segment Assets                              886,665        105,925          4,219       (4,015)      992,794

Three months Ended June 30, 2001

                                             Core         Mortgage                                Consolidated
                                            Banking        Banking      Insurance      Other         Totals
                                           -------------------------------------------------------------------

Net Interest Income                        $  7,701        $   197       $      9     $     56     $   7,963

Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                      223            371            ---          ---           594
Servicing Income                                ---            142            ---          (53)           89
Insurance Revenues                               61             53            747          (19)          842
Noncash Items:
Provision for Loan Losses                       165            ---            ---          ---           165
MSR Amortization & Valuation                    ---             12            ---          ---            12
Provision for Income Taxes                    1,243            118             72         (503)          930
Segment Profit (Loss)                         2,759            179             74         (478)        2,534
Segment Assets                              880,615        122,665          3,658        2,827     1,009,765

Six months Ended June 30, 2002
                                             Core         Mortgage                                Consolidated
                                            Banking        Banking      Insurance      Other         Totals
                                           -------------------------------------------------------------------

Net Interest Income                        $ 16,319        $  (143)      $     10     $     78     $  16,264

Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                      366            257            ---          ---           623
Servicing Income                                ---            412            ---         (134)          278
Insurance Revenues                               74             67          1,348          (66)        1,423
Noncash Items:
Provision for Loan Losses                       545            ---            ---          ---           545
MSR Amortization & Valuation                    ---            271            ---          ---           271
Provision for Income Taxes                    2,399           (284)           194       (1,167)        1,142
Segment Profit (Loss)                         6,165           (433)           236       (1,070)        4,898
Segment Assets                              886,665        105,925          4,219       (4,015)      992,794

Six months Ended June 30, 2001
                                             Core         Mortgage                                Consolidated
                                            Banking        Banking      Insurance      Other         Totals
                                           -------------------------------------------------------------------

Net Interest Income                        $ 15,258        $ 1,031       $     18     $    126     $  16,433

Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                      373            350            ---          ---           723
Servicing Income                                ---            274            ---          (90)          184
Insurance Revenues                              112             89          1,639          (50)        1,790
Noncash Items:
Provision for Loan Losses                       330            ---            ---          ---           330
MSR Amortization & Valuation                    ---            231            ---          ---           231
Provision for Income Taxes                    2,412            199            162       (1,038)        1,735
Segment Profit (Loss)                         5,390            303            235       (1,003)        4,925
Segment Assets                              880,615        122,665          3,658        2,827     1,009,765

Note 5 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 551,250 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. During the six months ended June 30, 2002 the Company purchased 125,000 shares under the program and through June 30, 2002 the Company had purchased 130,670 shares in total under the program.

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

No goodwill was acquired during the three or six months ended June 30, 2002. No goodwill was acquired during the second quarter of 2001 and $150 was acquired during the six months ended June 30, 2001. Goodwill at June 30, 2002 is allocated $1,064 to the insurance segment and $157 to the core banking segment. The Corporation completed impairment testing of goodwill as of June 30, 2002 and determined no impairment adjustment was needed. The Corporation utilized a third party discounted cash flow valuation model to perform impairment testing. Goodwill is not being amortized in 2002, but was amortized in 2001. If goodwill had not been amortized in 2001, the effect on net income for the three and six months ended June 30, 2001 would have been a net increase of $30 and $60 respectively, consisting of reduced amortization expense of $42 and $84 and increased income tax expense of $12 and $24. Earnings per share would have been unchanged.

All intangible assets are subject to amortization, and amortization expense was $33 and $36 for the quarters ended June 30, 2002 and 2001 and $66 and $72 for the six months ended June 30, 2002 and 2001. Estimated amortization expense for the next five years is as follows: 2002 $130, 2003 $104, 2004 $93, 2005 $90, 2006 $90. Intangible assets subject to amortization are as follows, by segment:

                                                             Gross           Accumulated
                                                            Amount           Amortization
                                                         ------------       -------------
June 30, 2002:
Core Banking
     Core deposit intangible                             $        670       $         648
     Unidentified branch acquisition intangible                 1,353                 692
Mortgage Banking
     Customer List                                                 99                  84
                                                         ------------       -------------
        Total                                            $      2,122       $       1,424
                                                         ============       =============

                                                             Gross           Accumulated
                                                            Amount           Amortization
                                                         ------------       -------------
December 31, 2001:
Core Banking
     Core deposit intangible                             $        670       $         638
     Unidentified branch acquisition intangible                 1,353                 646
Mortgage Banking
     Customer List                                                 99                  74
                                                         ------------       -------------
        Total                                            $      2,122       $       1,358
                                                         ============       =============

Effective January 1, 2002, the Corporation adopted a new accounting standard on impairment and disposal of long-lived assets. The adoption of this new standard was not material to the financial statements.

New accounting standards will apply for 2003 regarding asset retirement obligations, debt extinguishment and certain lease modifications, and activity exit costs. Management does not believe these standards will have a material effect on the Corporation’s financial statements, but the effect will depend on the existence of applicable activities at the effective date of the standards.

GERMAN AMERICAN BANCORP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp (“the Company”) is a multi-bank holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliate community banks with 26 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer and a business lending center in Evansville, Indiana. The Company also operates four independent insurance agencies throughout its market area. The banks’ wide range of personal and corporate financial services include making commercial and consumer loans; marketing, originating, and servicing mortgage loans; providing trust, investment advisory and brokerage services; accepting deposits and providing safe deposit facilities. The Company’s insurance activities include offering a full range of title, property, casualty, life and credit insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2002 and December 31, 2001 and the consolidated results of operations for the three-month and six-month periods ended June 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Income:

Net income declined $154,000 to $2,380,000 or $0.22 per share for the quarter ended June 30, 2002 compared to $2,534,000 or $0.23 per share for the second quarter of 2001. Net income declined $27,000 to $4,898,000 or $0.45 per share for the six months ended June 30, 2002 compared to $4,925,000 or $0.45 per share for six months ended June 30, 2001. The decline in earnings in both the three- and six-month periods ended June 30, 2002 is largely attributable to a decline in revenues and earnings generated by the Company’s mortgage banking operations. The declines in revenues and earnings from the mortgage banking operations were concentrated in the lower gains on sales of residential mortgage loans and a decline in net interest income. The Company’s core banking and insurance operations exclusive of the mortgage banking operations posted 16% and 15% earnings increases during the three and six months ended June 30, 2002 compared with the same periods of 2001 driven in large part by increased net interest income.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes German American Bancorp’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

                                           Three months                   Change from
                                          Ended June 30,                  Prior Period
                                       2002           2001            Amount        Percent
                                     --------      --------         --------        -------
Interest Income (T/E)                $ 16,007      $ 18,551         $ (2,544)        -13.7%
Interest Expense                        7,199        10,091           (2,892)        -28.7%
                                     --------      --------         --------
     Net Interest Income (T/E)       $  8,808      $  8,460         $    348           4.1%
                                     ========      ========         ========

Net interest income increased $267,000 or 3.4% ($348,000 or 4.1% on a tax-equivalent basis) for the quarter ended June 30, 2002 compared with the second quarter of 2001. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 2002, the net interest margin increased to 3.81% compared to 3.61% for the second quarter of 2001. The increase in the Company’s net interest income and net interest margin was primarily attributable to a decline in Company’s cost of funds. The lower cost of funds was a product of a decline in market interest rates, an increase in lower costing transaction and savings deposits, and a lower level of jumbo deposits and borrowed funds. The increase in net interest margin allowed an increase in net interest income despite a decline in interest earnings assets.

                                            Six months                   Change from
                                          Ended June 30,                 Prior Period
                                       2002           2001            Amount        Percent
                                     --------      --------         --------        -------
Interest Income (T/E)                $ 32,052      $ 38,405         $ (6,353)        -16.5%
Interest Expense                       14,626        20,987           (6,361)        -30.3%
                                     --------      --------         --------
     Net Interest Income (T/E)       $ 17,426      $ 17,418         $      8           0.0%
                                     ========      ========         ========

Net interest income decreased $169,000 or 1.0% (an increase of $8,000 on a tax-equivalent basis) for the six month period ended June 30, 2002 compared with the same period of 2001. For the six months ended June 30, 2002, the net interest margin increased to 3.77% compared to 3.67% for the same period of 2001. The increase in the net interest margin was primarily attributable to a decline in Company’s cost of funds as discussed previously. The Company’s net interest income remained relatively flat primarily due to a lower level of earning assets and more specifically to a decline in residential real estate loans.

The Company’s net interest margin has been negatively impacted by the Company’s mortgage banking segment. The mortgage banking segment’s net interest income declined $304,000 and $1,174,000 and for the three and six months ended June 30, 2002 compared with the same periods of 2001. This decline was the result of the sale of sub-prime residential real estate loans totaling nearly $70 million in February 2001 combined with prepayment of the segment’s portfolio loans and the continued sale of a majority of the Company’s residential real estate production to the secondary market. Absent the mortgage banking segment, the Company’s net interest margin expanded to 4.33% and 4.27% for the three and six months ended June 30, 2002 compared with 3.91% and 3.99% for the same periods of 2001.

The decline in loans in the mortgage banking segment has been replaced with shorter-term, lower yielding investments. The shorter-term investments are anticipated to be used to pay down long and medium term FHLB advances that were used to fund the mortgage banking segment’s portfolio in prior periods. In December 2002 and January 2003, $26.0 million of long-term FHLB advances mature. Short-term investment securities and federal funds positions have been matched with these maturing advances. This portion of the mortgage banking segment’s balance sheet is carrying an approximately 4% negative interest rate spread. Therefore, it is anticipated that the maturity and subsequent repayment of these advances will result in a positive impact on the mortgage banking segment’s net interest income in 2003.

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses, which totaled $297,000 and $165,000 for the quarters ended June 30, 2002 and 2001, respectively. Provision to the allowance for loan losses totaled $545,000 and $330,000 for the six-month periods ended June 30, 2002 and 2001. These provisions are made at levels deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Net charge-offs were $277,000 or 0.17% annualized of average loans for the three months ended June 30, 2002 compared to $206,000 or 0.12% annualized of average loans for the second quarter of 2001. Net charge-offs were $606,000 or 0.19% annualized of average loans for the six months ended June 30, 2002 compared to $772,000 or 0.21% annualized of average loans for the six months ended June 30, 2001. The decline in net charge-offs in the first six months of 2002 compared with 2001 was primarily attributable to the sale of sub-prime residential real estate loans in the first quarter of 2001.

Non-performing loans represented 0.61% of total loans at June 30, 2002 compared to 0.72% at December 31, 2001. See discussion of “Financial Condition” for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income for the quarter ended June 30, 2002 decreased $538,000 or 20% compared with the second quarter of 2001. The decline resulted primarily from a decline in Net Gains on Sales of Loans and Related Assets, a decline in mortgage servicing revenues caused by the recognition of impairment on mortgage servicing assets, and a decline in Insurance Revenues. Non-interest income for the six months ended June 30, 2002 decreased $392,000 or 8% compared with the same period of 2001. The decline resulted from decreased Insurance Revenues and a decline in Net Gains on Sales of Loans and Related Assets offset by increased brokerage revenues.

Insurance Revenues declined $158,000 or 19% and $367,000 or 21% for the three- and six-month periods ended June 30, 2002 compared with the same period during 2001. The decline in both the second quarter and six months ended June 30, 2002 occurred in all segments of all the Company’s insurance operations including property & casualty, consumer credit insurance and reinsurance, and title insurance. A decline in contingency income from the property and casualty insurance operations of Doty Insurance Agency, Inc. and a decline in revenues generated by the Company’s credit life and disability reinsurance operation through German American Reinsurance Company, Ltd. (GARC) were largely responsible for the overall decline in revenues. Contingency income will fluctuate, as it represents amounts received from insurance companies based on claims experience. The decline in credit insurance and reinsurance revenues is largely attributable to a decline in consumer loan production. Likewise, a decline in overall mortgage loan production has resulted in a decline in title insurance revenues.

Net Gains on Sales of Loans and Related Assets, and Provision for Market Losses on Loans Held for Sale decreased $352,000 or 59% in the quarter ended June 30, 2002 compared with 2001. The decline in the gain on sale resulted from a significantly lower level of loan sales to the secondary markets. Loan sales totaled $17.5 million during the second quarter of 2002 compared with $45.3 million in 2001. Net Gains on Sales of Loans and Related Assets, and Provision for Market Losses on Loans Held for Sale decreased $100,000 or 14% during the six months ended June 30, 2002 compared with 2001. The decline in the gain on sale resulted primarily from a modestly lower level of loan sales to the secondary markets. Loan sales totaled $56.5 million during the six months ended June 30, 2002 compared with $59.1 million in the same period of 2001.

Trust and Investment Product Fees increased $54,000 or 18% and $100,000 or 17% during the quarter and six months ended June 30, 2002 compared with the same periods of 2001. These increases tempered the declines in other non-interest income discussed previously.

Non-interest Expense:

Non-interest expenses remained relatively flat during both the three- and six-month periods ended June 30, 2002 compared with the same periods of the prior year. Non-interest expenses increased $150,000 or 2% during the second quarter of 2002 and declined $156,000 or 1% during the six months ended June 30, 2002, compared to the same periods of the prior year. In both time periods, increases in Salaries and Employee Benefits expenses were tempered by reduced levels of Advertising and Promotions expenses, reinsurance reserve expenses, collection costs, and intangible amortization.

Salaries and Employee Benefits increased $429,000 or 11% during the quarter ended June 30, 2002 compared with the same period in 2001. Salaries and Employee Benefits comprised approximately 60% of total non-interest expense in the second quarter of 2002 and 56% in 2001. Salaries and Employee Benefits increased $571,000 or 7% during the six months ended June 30, 2002 compared with the same period in 2001. Salaries and Benefits represented approximately 62% of total non-interest expense during 2002 compared with 57% in 2001. The increases as a percentage of non-interest expenses are primarily the result of lower non-interest expenses exclusive of salaries and employee benefits. The overall increases in Salaries and Employee Benefits were driven by performance incentives for employees resulting from significant earnings improvement in the Company’s core banking segment, staffing additions, and salary adjustments occurring in the normal course of operations.

Professional Fees Expense increased $96,000 or 21% in the first half of 2002 compared with 2001. Professional fees expense was flat during the second quarter 2002 compared with 2001. The increased professional fees resulted from the formation in late 2001 and the first quarter of 2002 of investment subsidiaries domiciled in the state of Nevada at three of the Company’s subsidiary banks. The increased professional fee expense was for investment portfolio management services and subsidiary management services provided by third parties.

Advertising and Promotions Expense decreased $79,000 or 29% and $176,000 or 33% during the three and six months ended June 30, 2002 compared with the prior year. This decline was attributable to the initiation of an image campaign by the Company in the first quarter of 2001 and generally a lower level of advertising and promotional spending during 2002. Other Operating Expenses declined $248,000 or 20% and $636,000 or 26% during the three and six months ended 2002 compared with the same period of 2001. The declines, in both the second quarter and first half of 2002, were primarily attributable to a lower level of operating losses from the Company’s affordable housing tax credit limited partnership investments, a lower level of allowance for insurance reserves required by the Company’s credit reinsurance subsidiary, a lower level of collection costs at the Company’s mortgage banking division, and a lower level of amortization expense for intangible assets.

Income Taxes:

The Company’s effective income tax rate approximated 18% and 19% of pre-tax income during the three and six months ended June 30, 2002 and 27% and 26% during the same periods of 2001. The effective tax rates in all periods is lower than the blended statutory rate of 39.6%. The lower effective rate in both 2002 and 2001 primarily resulted from the Company’s tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects. Also contributing to the lower effective tax rate in 2002 compared to the prior year was state income tax savings resulting from the formation of investment subsidiaries in the state of Nevada by three of the Company’s banking subsidiaries.

FINANCIAL CONDITION

Total assets at June 30, 2002 decreased $22.3 million to $992.8 million compared with $1.015 billion in total assets at December 31, 2001. Loans, net of unearned income and allowance for loan losses, decreased by $14.0 million during the first half of 2002. Residential real estate loans declined $30.7 million during the six months ended June 30, 2002 while commercial and industrial loans increased $22.4 million. The decline in residential real estate loans was attributable to a lower level of production and the sale of a majority of that production to the secondary markets combined with continued prepayments of existing portfolio residential real estate loans. Cash and Cash Equivalents declined $44.3 million while Investment Securities increased $48.0 million to $239.1 million at June 30, 2002 compared with $191.2 million at year-end.

Total Deposits at June 30, 2002 declined $15.4 million to $711.4 million compared with $726.9 in total deposits at December 31, 2001. The decline in total deposits was primarily attributable to a decline in Noninterest-bearing demand deposits. FHLB Advances and Other Borrowings declined $8.8 million to $165.6 million at June 30, 2002, due to expected maturities and required payments.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2002 and December 31, 2001 (dollars in thousands):

                                                   June 30,        December 31,
                                                     2002             2001
                                                   --------        ------------
Non-accrual Loans                                  $  3,090         $  3,452
Past Due Loans (90 days or more)                        445              916
Restructured Loans                                      367              367
                                                   --------         --------
     Total Non-performing Loans                       3,902            4,735
                                                   --------         --------
Other Real Estate                                     1,265            1,612
                                                   --------         --------
     Total Non-performing Assets                   $  5,167         $  6,347
                                                   ========         ========

Allowance for Loan Loss to Non-performing Loans      213.38%          177.15%
Non-performing Loans to Total Loans                    0.61%            0.72%

Capital Resources:

Shareholders’ equity totaled $103.9 million at June 30, 2002 or 10.5% of total assets, an increase of $1.7 million from December 31, 2001. Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures such as loan commitments and standby letters of credit.

Tier 1, or core capital, consists of shareholders’ equity less goodwill, core deposit intangibles, and certain deferred tax assets defined by bank regulations. Tier 2 capital currently consists of the amount of the allowance for loan losses which does not exceed a defined maximum allowance limit of 1.25 percent of gross risk adjusted assets. Total capital is the sum of Tier 1 and Tier 2 capital.

The minimum requirements under these standards are generally at least a 4.0 percent leverage ratio, which is Tier 1 capital divided by defined “total assets”; 4.0 percent Tier 1 capital to risk-adjusted assets; and, an 8.0 percent total capital to risk-adjusted assets ratios. Under these guidelines, the Company, on a consolidated basis, and each of its affiliate banks individually, have capital ratios that exceed the regulatory minimums.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive order.

At June 30, 2002 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

                                                             To be Well
                                                             Capitalized
                                                            Under Prompt
                                            Minimum for      Corrective
                                              Capital          Action          At             At
                                             Adequacy        Provisions      June 30,     December 31,
                                             Purposes         (FDICIA)         2002          2001
                                            -----------     ------------     --------     ------------

Leverage Ratio                                  4.00%           5.00%         10.50%          9.80%
Tier 1 Capital to Risk-adjusted Assets          4.00%           6.00%         14.86%         13.69%
Total Capital to Risk-adjusted Assets           8.00%          10.00%         16.05%         14.86%

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. During the six months ended June 30, 2002, operating activities provided $18.1 million of available cash, which included net income of $4.9 million. Major cash outflows experienced during the six months ended June 30, 2002 included $3.1 million in dividends paid to shareholders, $2.0 million from the purchase and retirement of common stock, a $15.4 million decrease in deposits and a $9.7 decline in FHLB advances and other borrowings.

The cash outflows from the purchase of securities exceeded the proceeds from the maturities and sales of securities by approximately $46.2 million. Total cash outflows for the period exceeded inflows by $44.3 million, leaving cash and cash equivalents of $54.8 million at June 30, 2002.

Forward-looking Statements:

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in Part I Item 2 of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks which impact the Company’s operations are liquidity risk and interest rate risk.

The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations. The affiliate banks’ source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank.

The Company monitors interest rate risk by the use of computer simulation modeling to estimate the potential impact on its net interest income under various interest rate scenarios, and by estimating its static interest rate sensitivity position. Another method by which the Company’s interest rate risk position can be estimated is by computing estimated changes in its net portfolio value (“NPV”). This method estimates interest rate risk exposure from movements in interest rates by using interest rate sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

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

              Interest Rate Sensitivity as of June 30, 2002

                                                   Net Portfolio Value
                       Net Portfolio             as a % of Present Value
                           Value                        of Assets
                       -------------             -----------------------
       Changes
       In rates    $ Amount     % Change        NPV Ratio        Change
       --------    --------     --------        ---------        ------
          +2%      $ 90,090      (15.0)%           9.37%       (127) b.p.
         Base       105,952         ---           10.64              ---
          -2%       112,035         5.7           10.97           33 b.p.

Item 3 includes forward-looking statements. See “Forward-looking Statements” included in Part I Item 2 of this Report for a discussion of certain factors that could cause the Company’s actual exposure to market risk to vary materially from that expressed or implied above. These factors include possible changes in economic conditions; interest rate fluctuations, competitive product and pricing pressures within the Company’s markets; and equity and fixed income market fluctuations. Actual experience may also vary materially to the extent that the Company’s assumptions described above prove to be inaccurate.

PART II.     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

The Company issued 18,762 common shares, which were valued by the Company at date of issuance at an aggregate of $309,000, during June 2002 to members of the Board of Directors of the Company and its affiliate banks in payment of a portion of their fees for service as such. These issuances were made in reliance upon the exemption from registration under the Securities Act of 1933 established by Section 4(2) of that Act.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 25, 2002. At the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2005:

                                          Votes                Votes            Broker
        Nominee                         Cast for        Withheld/Abstained     Non-Votes

        Gene Mehne..................    8,549,279            240,015              0
        Robert Ruckriegel...........    8,550,452            238,842              0
        Mark Schroeder..............    8,319,221            470,073              0
        Larry Seger.................    8,549,072            240,222              0

Item 6.     Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.
3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.
4.2	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon requests.
4.3	Terms of Common Shares and Preferred Shares of German American Bancorp found in Restatement of Articles of Incorporation are incorporated by reference to Exhibit 3.01 to Registrant's Current Report on From 8-K filed May 5, 2000.
99.1	Certification of Chief Executive Officer
99.2	Certification of Principal Financial Officer

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP
Date: August 14, 2002	By: /s/ Mark A. Schroeder Mark A. Schroeder President and CEO
Date: August 14, 2002	By: /s/ Bradley M. Rust Bradley M. Rust Senior Vice President and Principal Accounting Officer