Form 10-Q
period 2002-09-30
GERMAN AMERICAN BANCORP
filed 2002-11-14
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the Quarterly Period Ended September 30, 2002.

or

       [   ]     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 for the Transition Period from ______________ to ______________.

Commission File Number:  0-11244

German American Bancorp
(Exact name of registrant as specified in its charter)

INDIANA	35-1547518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2002
Common Stock, No par value	10,901,417

GERMAN AMERICAN BANCORP

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets — September 30, 2002 and December 31, 2001

Consolidated Statements of Income and Comprehensive Income —
Three and Nine months Ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows — Nine months Ended
September 30, 2002 and 2001

Notes to Consolidated Financial Statements — September 30, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PRINCIPAL FINANCIAL OFFICER CERTIFICATION

PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                                     GERMAN AMERICAN BANCORP
                                   CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands except per share data)

                                                                    September 30,   December 31,
                                                                        2002           2001
                                                                    ------------    ------------
                                                                    (unaudited)
ASSETS
Cash and Due from Banks .........................................   $     27,447    $     36,893
Federal Funds Sold and Other Short-term Investments .............         33,841          62,235
                                                                    ------------    ------------
     Cash and Cash Equivalents ..................................         61,288          99,128
Interest-bearing Time Deposits with Banks .......................            ---             299
Securities Available-for-Sale, at Fair Value ....................        226,792         168,094
Securities Held-to-Maturity, at Cost ............................         20,876          23,056

Loans Held for Sale .............................................          8,822           5,538

Total Loans .....................................................        636,312         657,889
Less:  Unearned Income ..........................................         (1,390)           (723)
       Allowance for Loan Losses ................................         (8,213)         (8,388)
                                                                    ------------    ------------
Loans, Net ......................................................        626,709         648,778

Stock in FHLB of Indianapolis and Other Restricted Stock, at cost         12,462          12,596
Premises, Furniture and Equipment, Net ..........................         21,528          20,016
Other Real Estate ...............................................          1,765           1,612
Goodwill ........................................................          1,221           1,221
Intangible Assets ...............................................            665             764
Accrued Interest Receivable and Other Assets ....................         21,731          34,009
                                                                    ------------    ------------

       TOTAL ASSETS .............................................   $  1,003,859    $  1,015,111
                                                                    ============    ============

LIABILITIES
Noninterest-bearing Demand Deposits .............................   $     99,614    $    106,613
Interest-bearing Demand, Savings, and Money Market Accounts .....        234,497         241,925
Time Deposits ‹ $100,000 ........................................        319,579         327,510
Time Deposits $100,000 or more and Brokered Deposits ............         67,037          50,826
                                                                    ------------    ------------
     Total Deposits .............................................        720,727         726,874

FHLB Advances and Other Borrowings ..............................        164,120         174,385
Accrued Interest Payable and Other Liabilities ..................         14,952          11,643
                                                                    ------------    ------------
       TOTAL LIABILITIES ........................................        899,799         912,902

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value;
     20,000,000 shares authorized ...............................         10,901          11,039
Preferred Stock, $10 par value; 500,000
     shares authorized, no shares issued ........................            ---             ---
Additional Paid-in Capital ......................................         70,275          72,238
Retained Earnings ...............................................         20,473          18,133
Accumulated Other Comprehensive Income (Loss) ...................          2,411             799
                                                                    ------------    ------------

       TOTAL SHAREHOLDERS’ EQUITY ...............................        104,060         102,209
                                                                    ------------    ------------

       TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY ...............   $  1,003,859    $  1,015,111
                                                                    ============    ============

End of period shares issued and outstanding .....................     10,901,235      11,038,675
                                                                    ============    ============

                   See accompanying notes to consolidated financial statements.

                                GERMAN AMERICAN BANCORP
                           CONSOLIDATED STATEMENTS OF INCOME
                               AND COMPREHENSIVE INCOME
                (unaudited, dollars in thousands except per share data)

                                                                   Three months Ended
                                                                      September 30,
                                                                     2002       2001
                                                                     ----       ----
INTEREST INCOME
Interest and Fees on Loans ......................................   $12,066   $14,293
Interest on Federal Funds Sold and Other Short-term Investments .       169       666
Interest and Dividends on Securities:
  Taxable .......................................................     1,943     1,435
  Non-taxable ...................................................     1,044       926
                                                                    -------   -------
    TOTAL INTEREST INCOME .......................................    15,222    17,320

INTEREST EXPENSE
Interest on Deposits ............................................     4,654     6,789
Interest on FHLB Advances and Other Borrowings ..................     2,469     2,760
                                                                    -------   -------
    TOTAL INTEREST EXPENSE ......................................     7,123     9,549
                                                                    -------   -------

NET INTEREST INCOME .............................................     8,099     7,771
Provision for Loan Losses .......................................       247       165
                                                                    -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ...............................................     7,852     7,606

NON-INTEREST INCOME
Trust and Investment Product Fees ...............................       364       385
Service Charges on Deposit Accounts .............................       669       692
Insurance Revenues ..............................................       624       671
Other Operating Income ..........................................       180       235
Net Gains on Sales of Loans and Related Assets, and Provision for
  Losses on Loans Held for Sale .................................       339       403
Net Gain / (Loss) on Sales of Securities ........................       ---       ---
                                                                    -------   -------
    TOTAL NON-INTEREST INCOME ...................................     2,176     2,386

NON-INTEREST EXPENSE
Salaries and Employee Benefits ..................................     4,307     3,912
Occupancy Expense ...............................................       545       507
Furniture and Equipment Expense .................................       480       477
Data Processing Fees ............................................       281       277
Professional Fees ...............................................       281        99
Advertising and Promotions ......................................       178       258
Supplies ........................................................       182       189
Other Operating Expenses ........................................     1,002     1,056
                                                                    -------   -------
    TOTAL NON-INTEREST EXPENSE ..................................     7,256     6,775
                                                                    -------   -------

Income before Income Taxes ......................................     2,772     3,217
Income Tax Expense ..............................................       457       774
NET INCOME ......................................................   $ 2,315   $ 2,443
                                                                    =======   =======

COMPREHENSIVE INCOME ............................................   $ 2,389   $ 3,246
                                                                    =======   =======

Earnings Per Share and Diluted Earnings Per Share ...............   $  0.21   $  0.22

Dividends Per Share .............................................   $  0.14   $  0.13

             See accompanying notes to consolidated financial statements.

                                GERMAN AMERICAN BANCORP
                           CONSOLIDATED STATEMENTS OF INCOME
                               AND COMPREHENSIVE INCOME
                (unaudited, dollars in thousands except per share data)

                                                                    Nine months Ended
                                                                      September 30,
                                                                      2002      2001
                                                                      ----      ----
INTEREST INCOME
Interest and Fees on Loans ......................................   $36,927   $45,012
Interest on Federal Funds Sold and Other Short-term Investments .       607     1,636
Interest and Dividends on Securities:
   Taxable ......................................................     5,457     5,453
   Non-taxable ..................................................     3,121     2,639
                                                                    -------   -------
     TOTAL INTEREST INCOME ......................................    46,112    54,740

INTEREST EXPENSE
Interest on Deposits ............................................    14,341    21,700
Interest on FHLB Advances and Other Borrowings ..................     7,408     8,836
                                                                    -------   -------
     TOTAL INTEREST EXPENSE .....................................    21,749    30,536
                                                                    -------   -------

NET INTEREST INCOME .............................................    24,363    24,204
Provision for Loan Losses .......................................       792       495
                                                                    -------   -------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES ............................................    23,571    23,709

NON-INTEREST INCOME
Trust and Investment Product Fees ...............................     1,055       976
Service Charges on Deposit Accounts .............................     1,896     1,849
Insurance Revenues ..............................................     2,047     2,461
Other Operating Income ..........................................       872     1,021
Net Gains on Sales of Loans and Related Assets, and Provision for
   Losses on Loans Held for Sale ................................       962     1,126
Net Gain / (Loss) on Sales of Securities ........................       ---         1
                                                                    -------   -------
     TOTAL NON-INTEREST INCOME ..................................     6,832     7,434

NON-INTEREST EXPENSE
Salaries and Employee Benefits ..................................    13,125    12,159
Occupancy Expense ...............................................     1,587     1,505
Furniture and Equipment Expense .................................     1,375     1,442
Data Processing Fees ............................................       832       791
Professional Fees ...............................................       838       560
Advertising and Promotions ......................................       537       793
Supplies ........................................................       509       538
Other Operating Expenses ........................................     2,788     3,478
                                                                    -------   -------
     TOTAL NON-INTEREST EXPENSE .................................    21,591    21,266
                                                                    -------   -------

Income before Income Taxes ......................................     8,812     9,877
Income Tax Expense ..............................................     1,599     2,509
                                                                    -------   -------
NET INCOME ......................................................   $ 7,213   $ 7,368
                                                                    =======   =======

COMPREHENSIVE INCOME ............................................   $ 8,825   $ 9,832
                                                                    =======   =======

Earnings Per Share and Diluted Earnings Per Share ...............   $  0.66   $  0.67

Dividends Per Share .............................................   $  0.42   $  0.40

             See accompanying notes to consolidated financial statements.

                                       GERMAN AMERICAN BANCORP
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited, dollars in thousands)

                                                                                Nine months Ended
                                                                                  September 30,
                                                                               2002          2001
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...............................................................   $   7,213    $   7,368
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
     Net (Accretion) / Amortization on Securities ........................       1,026          179
     Depreciation and Amortization .......................................       1,627        1,812
Amortization and Impairment of Mortgage Servicing Rights .................         573          433
     Net Change in Loans Held for Sale ...................................      (3,284)      63,973
     Loss on Investment in Limited Partnership ...........................          95          196
     Provision for Loan Losses ...........................................         792          495
     Loss / (Gain) on Sale of Securities, net ............................         ---           (1)
     Loss / (Gain) on Sales of Loans and Related Assets, and Provision for
       Losses on Loans Held for Sale .....................................        (962)      (1,126)
     Loss / (Gain) on Disposition and Impairment of Premises and
        Equipment ........................................................         (15)        (188)
     Director Stock Awards ...............................................         309          311
     Change in Assets and Liabilities:
       Interest Receivable and Other Assets ..............................      11,363        1,227
       Interest Payable and Other Liabilities ............................       3,309         (161)
                                                                             ---------    ---------
          Net Cash from Operating Activities .............................      22,046       74,518

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Interest-bearing Balances with Banks ........................         299        1,196
   Proceeds from Maturities of Securities Available-for-Sale .............      42,213      101,537
   Proceeds from Sales of Securities Available-for-Sale ..................         134          ---
   Purchase of Securities Available-for-Sale .............................     (99,525)     (49,327)
   Proceeds from Maturities of Securities Held-to-Maturity ...............       2,178           57
   Purchase of Securities Held-to-Maturity ...............................         ---         (540)
   Purchase of Loans .....................................................      (4,701)         ---
   Proceeds from Sales of Loans ..........................................       1,025        2,290
   Loans Made to Customers, net of Payments Received .....................      24,284       34,819
   Proceeds from Sales of Other Real Estate ..............................         927        1,813
   Property and Equipment Expenditures ...................................      (3,139)      (1,474)
   Proceeds from the Sale of Property and Equipment ......................         114          346
   Acquire Insurance Company .............................................         ---         (150)
                                                                             ---------    ---------
          Net Cash from Investing Activities .............................     (36,191)      90,567

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in Deposits ....................................................      (6,147)     (32,609)
   Change in Short-term Borrowings .......................................      (5,546)     (41,758)
   Advances of Long-term Debt ............................................         920          ---
   Repayments of Long-term Debt ..........................................      (5,639)     (17,531)
   Issuance of Common Stock ..............................................          64           17
   Purchase / Retire Common Stock ........................................      (2,673)         (93)
   Employee Stock Purchase Plan ..........................................         (66)        (201)
   Dividends Paid ........................................................      (4,608)      (4,410)
                                                                             ---------    ---------
          Net Cash from Financing Activities .............................     (23,695)     (96,585)
                                                                             ---------    ---------

Net Change in Cash and Cash Equivalents ..................................     (37,840)      68,500
   Cash and Cash Equivalents at Beginning of Year ........................      99,128       28,447
                                                                             ---------    ---------
   Cash and Cash Equivalents at End of Period ............................   $  61,288    $  96,947
                                                                             =========    =========

                    See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(unaudited, dollars in thousands except per share data)

Note 1 — Basis of Presentation

German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp’s December 31, 2001 Annual Report on Form 10-K.

Note 2 — Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The Company has declared a 5% stock dividend, payable on or before December 15, 2002 to shareholders of record on November 30, 2002. Since the stock dividend has not yet been issued, earnings and dividends per share amounts have not been restated for this dividend. The computation of Earnings per Share and Diluted Earnings per Share are as follows:

                                                       Three months Ended
                                                         September 30,
                                                      2002           2001
                                                      ----           ----
Earnings per Share:
Net Income .....................................   $     2,315   $     2,443
Weighted Average Shares Outstanding ............    10,925,224    11,034,787
                                                   -----------   -----------
     Earnings per Share: .......................   $      0.21   $      0.22
                                                   ===========   ===========
Diluted Earnings per Share:
Net Income .....................................   $     2,315   $     2,443

Weighted Average Shares Outstanding ............    10,925,224    11,034,787
Stock Options, Net .............................        34,975        26,620
                                                   -----------   -----------
     Diluted Weighted Average Shares Outstanding    10,960,199    11,061,407
                                                   -----------   -----------
     Diluted Earnings per Share ................   $      0.21   $      0.22
                                                   ===========   ===========

                                                       Nine months Ended
                                                         September 30,
                                                      2002           2001
                                                      ----           ----
Earnings per Share:
Net Income .....................................   $     7,213   $     7,368
Weighted Average Shares Outstanding ............    10,954,680    11,026,075
                                                   -----------   -----------
     Earnings per Share: .......................   $      0.66   $      0.67
                                                   ===========   ===========
Diluted Earnings per Share:
Net Income .....................................   $     7,213   $     7,368

Weighted Average Shares Outstanding ............    10,954,680    11,026,075
Stock Options, Net .............................        29,463         5,482
                                                   -----------   -----------
     Diluted Weighted Average Shares Outstanding    10,984,143    11,031,557
                                                   -----------   -----------
Diluted Earnings per Share .....................   $      0.66   $      0.67
                                                   ===========   ===========

Note 3 — Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

                                                        September 30,           December 31,
                                                            2002                    2001
                                                        -------------           ------------
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and Agencies          $     27,514           $       3,039
Obligations of State and Political Subdivisions               50,377                  53,893
Asset-/Mortgage-backed Securities                            132,089                  94,272
Equity Securities                                             16,812                  16,890
                                                        ------------           -------------
     Total                                              $    226,792           $     168,094
                                                        ============           =============

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

                                                          Carrying                 Fair
                                                            Value                  Value
                                                        ------------           -------------
September 30, 2002:
Obligations of State and Political Subdivisions         $     20,876           $      21,773
                                                        ============           =============

December 31, 2001:
Obligations of State and Political Subdivisions         $     23,056           $      23,444
                                                        ============           =============

Note 4 — Segment Information

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

The core banking segment is comprised of five community banks with 26 retail banking offices and one business lending center in Southwestern Indiana. The five community banks jointly own German American Financial Advisors and Trust Company (GAFA) which provides trust, investment advisory, and brokerage services to customers. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core banking segment. Primary revenues for the mortgage-banking segment are net interest income from a residential real estate loan portfolio funded primarily by wholesale sources. Other revenues are gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), and loan servicing income. The insurance segment consists of four full-service independent insurance agencies in Southwestern Indiana and the operations of German American Reinsurance Company, Ltd. (GARC). GARC’s primary business is credit life and disability reinsurance for credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three months Ended September 30, 2002

                                          Core        Mortgage                               Consolidated
                                         Banking       Banking      Insurance     Other         Totals
                                        -----------------------------------------------------------------

Net Interest Income                     $    8,228   $     (189)   $        4   $       56    $    8,099

Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                     286           53           ---          ---           339
Servicing Income                               ---          212           ---          (61)          151
Insurance Revenues                              40           40           577          (33)          624
Noncash Items:
Provision for Loan Losses                      497         (250)          ---          ---           247
MSR Amortization & Valuation                   ---          302           ---          ---           302
Provision for Income Taxes                   1,170         (135)           51         (629)          457
Segment Profit (Loss)                        3,028         (206)           82         (589)        2,315
Segment Assets                             892,549      108,695         4,439       (1,824)    1,003,859

Three months Ended September 30, 2001

                                          Core        Mortgage                               Consolidated
                                         Banking       Banking      Insurance     Other         Totals
                                        -----------------------------------------------------------------

Net Interest Income                     $    7,449   $      252    $       10   $       60    $    7,771

Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                     206          197           ---          ---           403
Servicing Income                               ---          172           ---          (67)          105
Insurance Revenues                              39           36           626          (30)          671
Noncash Items:
Provision for Loan Losses                      165          ---           ---          ---           165
MSR Amortization & Valuation                   ---          202           ---          ---           202
Provision for Income Taxes                   1,221            8            44         (499)          774
Segment Profit (Loss)                        2,768           27            60         (412)        2,443
Segment Assets                             894,720      106,164         3,911      (11,590)      993,205

Nine months Ended September 30, 2002

                                          Core        Mortgage                               Consolidated
                                         Banking       Banking      Insurance     Other         Totals
                                        -----------------------------------------------------------------

Net Interest Income                     $   24,547   $     (332)   $       14   $      134    $   24,363

Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                     652          310           ---          ---           962
Servicing Income                               ---          624           ---         (195)          429
Insurance Revenues                             114          107         1,925          (99)        2,047
Noncash Items:
Provision for Loan Losses                    1,042         (250)          ---          ---           792
MSR Amortization & Valuation                   ---          573           ---          ---           573
Provision for Income Taxes                   3,569         (419)          245       (1,796)        1,599
Segment Profit (Loss)                        9,193         (639)          318       (1,659)        7,213
Segment Assets                             892,549      108,695         4,439       (1,824)    1,003,859

Nine months Ended September 30, 2001

                                          Core        Mortgage                               Consolidated
                                         Banking       Banking      Insurance     Other         Totals
                                        -----------------------------------------------------------------

Net Interest Income                     $   22,707   $    1,283    $       28   $      186    $   24,204

Gain on Sales of Loans and Related
    Assets, and Provision for Losses
    on Loans Held for Sale                     579          547           ---          ---         1,126
Servicing Income                               ---          446           ---         (157)          289
Insurance Revenues                             151          125         2,265          (80)        2,461
Noncash Items:
Provision for Loan Losses                      495          ---           ---          ---           495
MSR Amortization & Valuation                   ---          433           ---          ---           433
Provision for Income Taxes                   3,633          207           206       (1,537)        2,509
Segment Profit (Loss)                        8,158          330           295       (1,415)        7,368
Segment Assets                             894,720      106,164         3,911      (11,590)      993,205

Note 5 — Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 551,250 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. During the nine months ended September 30, 2002 the Company purchased 164,024 shares under the program and through September 30, 2002 the Company had purchased 169,694 shares in total under the program.

Note 6 — New Accounting Pronouncements

New accounting standards require all business combinations to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill ceased being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Amounts previously recorded as goodwill from depository institution branch acquisitions were not initially considered to be goodwill under the new standards and these amounts continued to be amortized through September 30, 2002.

No goodwill was acquired during the three or nine months ended September 30, 2002. No goodwill was acquired during the third quarter of 2001 and $150 was acquired during the nine months ended September 30, 2001. Goodwill at September 30, 2002 is allocated $1,064 to the insurance segment and $157 to the core banking segment. The Corporation completed impairment testing of goodwill as of June 30, 2002 and determined no impairment adjustment was needed. The Corporation utilized a third party discounted cash flow valuation model to perform impairment testing. Goodwill is not being amortized in 2002, but was amortized in 2001. If goodwill had not been amortized in 2001, the effect on net income for the three and nine months ended September 30, 2001 would have been a net increase of $30 and $90 respectively, consisting of reduced amortization expense of $42 and $127 and increased income tax expense of $12 and $37. Earnings per share would have been unchanged.

All intangible assets are subject to amortization, and amortization expense was $33 and $36 for the quarters ended September 30, 2002 and 2001 and $98 and $108 for the nine months ended September 30, 2002 and 2001. Estimated amortization expense for the next five years is as follows: 2002 $130, 2003 $104, 2004 $93, 2005 $90, 2006 $90. Intangible assets subject to amortization are as follows, by segment:

                                                          Gross     Accumulated
                                                         Amount    Amortization
                                                         ------    ------------
September 30, 2002:
Core Banking
     Core deposit intangible                             $  670       $  653
     Unidentified branch acquisition intangible           1,353          714
Mortgage Banking
     Customer List                                           99           89
                                                         ------       ------
        Total                                            $2,122       $1,456
                                                         ======       ======

                                                          Gross     Accumulated
                                                         Amount    Amortization
                                                         ------    ------------
December 31, 2001:
Core Banking
     Core deposit intangible                             $  670       $  638
     Unidentified branch acquisition intangible           1,353          646
Mortgage Banking
     Customer List                                           99           74
                                                         ------       ------
        Total                                            $2,122       $1,358
                                                         ======       ======

Effective October 1, 2002, a new accounting standard clarifies the accounting for unidentified financial institution branch acquisition intangibles. If certain criteria are met, unidentified intangibles from previous financial institution branch acquisitions are to be reclassified to goodwill upon adoption of this new standard, with amortization expense recognized in 2002 on reclassified amounts reversed retroactive to January 1, 2002. The company is evaluating the impact of this standard and expects to reclassify approximately 81% of its unidentified branch acquisition intangible to goodwill in the fourth quarter. As a result of this reclassification, the Company expects to reverse amortization expense of approximately $18 and $55 for the three and nine months ended September 30, 2002, resulting in increased net income of approximately $11 and $33 for the three and nine months ended September 30, 2002.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp (“the Company”) is a multi-bank holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliate community banks with 26 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike and Spencer and a business lending center in Evansville, Indiana. The Company also operates four independent insurance agencies throughout its market area. The banks’ wide range of personal and corporate financial services include making commercial and consumer loans; marketing, originating, and servicing mortgage loans; providing trust, investment advisory and brokerage services through the banks’ jointly owned subsidiary German American Financial Advisors & Trust Company; accepting deposits; and providing safe deposit facilities. The Company's insurance activities include offering a full range of title, property, casualty, life and credit insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2002 and December 31, 2001 and the consolidated results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Net Income:

Net income declined $128,000 to $2,315,000 or $0.21 per share for the quarter ended September 30, 2002 compared to $2,443,000 or $0.22 per share for the third quarter of 2001. Net income declined $155,000 to $7,213,000 or $0.66 per share for the nine months ended September 30, 2002 compared to $7,368,000 or $0.67 per share for the nine months ended September 30, 2001. The decline in earnings in both the three- and nine-month periods ended September 30, 2002 is largely attributable to a decline in revenues and earnings generated by the Company’s mortgage banking operations. The declines in revenues and earnings from the mortgage banking operations were concentrated in the lower gains on sales of residential mortgage loans, impairment of its mortgage servicing rights asset, and a decline in net interest income. The Company’s core banking and insurance operations (exclusive of the mortgage banking operations) posted 4% and 12% earnings increases during the three and nine months ended September 30, 2002 compared with the same periods of 2001 driven in large part by increased net interest income.

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

                                           Three months                  Change from
                                        Ended September 30,              Prior Period
                                        2002          2001           Amount       Percent
                                        ----          ----           ------       -------
Interest Income (T/E)                $ 15,809      $ 17,843         $ (2,034)      -11.4%
Interest Expense                        7,123         9,549           (2,426)      -25.4%
                                     --------      --------         --------
     Net Interest Income (T/E)       $  8,686      $  8,294         $    392         4.7%
                                     ========      ========         ========

Net interest income increased $328,000 or 4.2% ($392,000 or 4.7% on a tax-equivalent basis) for the quarter ended September 30, 2002 compared with the second quarter of 2001. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 2002, the net interest margin increased to 3.71% compared to 3.55% for the same period of 2001. The increase in the Company’s net interest income and net interest margin was primarily attributable to a decline in Company’s cost of funds. The lower cost of funds was a product of a decline in market interest rates and an increase in lower costing transaction and savings deposits. The increase in net interest margin allowed an increase in net interest income despite a modest decline in interest earnings assets.

                                            Nine months                  Change from
                                       Ended September 30,               Prior Period
                                        2002          2001            Amount       Percent
                                    --------      --------         ---------       -------
Interest Income (T/E)               $ 47,861      $ 56,248         $ (8,387)        -14.9%
Interest Expense                      21,749        30,536           (8,787)        -28.8%
                                    --------      --------         --------
     Net Interest Income (T/E)      $ 26,112      $ 25,712         $    400           1.6%
                                    ========      ========         ========

Net interest income increased $159,000 or 0.7% (an increase of $400,000 or 1.6% on a tax-equivalent basis) for the nine-month period ended September 30, 2002 compared with the same period of 2001. For the nine months ended September 30, 2002, the net interest margin increased to 3.75% compared to 3.62% for the same period of 2001. The increase in the net interest margin was primarily attributable to a decline in Company’s cost of funds as discussed previously plus a lower level of jumbo deposits and borrowed funds. The increase in net interest margin allowed an increase in net interest income despite a decline in interest earnings assets. The decline in interest earning assets has primarily been the result of a reduced residential loan portfolio.

The Company’s net interest margin has been negatively impacted by the Company’s mortgage banking segment. The mortgage banking segment’s net interest income declined $441,000 and $1,615,000 for the three and nine months ended September 30, 2002 compared with the same periods of 2001. This decline was the result of the sale of sub-prime residential real estate loans totaling nearly $70 million in February 2001 combined with prepayment of a significant amount the segment’s portfolio loans and the continued sale of a majority of the Company’s residential real estate production to the secondary market. Absent the mortgage banking segment, the Company’s net interest margin expanded to 4.24% and 4.26% for the three and nine months ended September 30, 2002 compared with 3.88% and 3.94% for the same periods of 2001.

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

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses, which totaled $247,000 and $165,000 for the quarters ended September 30, 2002 and 2001, respectively. Provision to the allowance for loan losses totaled $792,000 and $495,000 for the nine-month periods ended September 30, 2002 and 2001. These provisions are made at levels deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Net charge-offs were $360,000 or 0.22% annualized of average loans for the three months ended September 30, 2002 compared to $295,000 or 0.17% annualized of average loans for the third quarter of 2001. Net charge-offs were $967,000 or 0.20% annualized of average loans for the nine months ended September 30, 2002 compared to $1,067,000 or 0.20% annualized of average loans for the nine months ended September 30, 2001.

Non-performing loans represented 0.60% of total loans at September 30, 2002 compared to 0.72% at December 31, 2001. See discussion of “Financial Condition” for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income for the quarter ended September 30, 2002 decreased $210,000 or 9% compared with the third quarter of 2001. Non-interest income for the nine months ended September 30, 2002 decreased $602,000 or 8% compared with the same period of 2001. The decline in both the three- and nine-month periods ended September 30, 2002 primarily resulted from decreased Insurance Revenues and a decline in Net Gains on Sales of Loans and Related Assets.

Insurance Revenues declined $47,000 or 7% and $414,000 or 17% for the three- and nine-month periods ended September 30, 2002 compared with the same period during 2001. The decline in insurance revenues for the three months ended September 30, 2002 was isolated to the Company’s credit life and disability reinsurance operation. The decline during the nine months ended September 30, 2002 resulted primarily from a decline in contingency income from the Company’s property and casualty insurance operations and a decline in revenues generated by the Company’s credit reinsurance operations. Contingency income will fluctuate, as it represents amounts received from insurance companies based on claims experience. The decline in credit insurance and reinsurance revenues is largely attributable to a decline in consumer loan production.

Net Gains on Sales of Loans and Related Assets, and Provision for Market Losses on Loans Held for Sale decreased $64,000 or 16% in the quarter ended September 30, 2002 compared with 2001. Net Gains on Sales of Loans and Related Assets, and Provision for Market Losses on Loans Held for Sale decreased $164,000 or 15% during the nine months ended September 30, 2002 compared with 2001. The declines in the gain on sale resulted from a lower level of loan sales to the secondary markets. Loan sales totaled $29.0 million and $85.5 million during the three and nine months ended September 30, 2002 compared with $34.1 million and $93.1 million in the same periods of 2001.

Other Operating income declined by $55,000 or 23% during the three months ended September 30, 2002 compared with 2001. Other operating income declined $149,000 or 15% during the nine months ended September 30, 2002 compared with the same period in 2001. The declines in the three and nine months ended September 30, 2002 compared to the prior year were primarily the result of increased impairment adjustments on the mortgage banking segment’s mortgage servicing rights portfolio. Impairment adjustments for the three and nine months ended September 30, 2002 totaled $232,000 and $380,000 compared with $157,000 and $290,000 during the same periods of the 2001.

Non-interest Expense:

Non-interest expenses increased $481,000 or 7% during the third quarter of 2002 compared with 2001. Non-interest expenses increased $325,000 or 2% during the nine months ended September 30, 2002 compared with 2001. These increases were primarily the result of increased Salaries and Employee Benefits Expense and Professional Fees Expense.

Salaries and Employee Benefits increased $395,000 or 10% during the quarter ended September 30, 2002 compared with the same period in 2001. Salaries and Employee Benefits comprised approximately 59% of total non-interest expense in the third quarter of 2002 and 58% in 2001. Salaries and Employee Benefits increased $966,000 or 8% during the nine months ended September 30, 2002 compared with the same period in 2001. Salaries and Benefits represented approximately 61% of total non-interest expense during 2002 compared with 57% in 2001. The increases as a percentage of non-interest expenses during the nine-month period ended September 30, 2002 are primarily the result of lower non-interest expenses exclusive of salaries and employee benefits. The overall increases in Salaries and Employee Benefits were driven by performance incentives for employees resulting from significant earnings improvement in the Company’s core banking segment, staffing additions, and salary adjustments occurring in the normal course of operations.

Professional Fees Expense increased $182,000 or 184% in the third quarter 2002 compared with 2001. Professional Fees Expense increased $278,000 or 50% during the nine months ended September 30, 2002 compared with 2001. A significant amount of the increased professional fees resulted from the formation in late 2001 and 2002 of investment subsidiaries domiciled in the state of Nevada at three of the Company’s subsidiary banks. The increased professional fee expense was for investment portfolio management services and subsidiary management services provided by third parties.

Advertising and Promotions Expense decreased $80,000 or 31% and $256,000 or 32% during the three and nine months ended September 30, 2002 compared with the prior year. This decline was attributable to the initiation of an image campaign by the Company in the first quarter of 2001 and generally a lower level of advertising and promotional spending during 2002. Other Operating Expenses declined $54,000 or 5% and $690,000 or 20% during the three and nine months ended 2002 compared with the same period of 2001. The significant declines during the nine months ended September 30, 2002, were primarily attributable to a lower level of operating losses from the Company’s affordable housing tax credit limited partnership investments, a lower level of allowance for insurance reserves required by the Company’s credit reinsurance subsidiary, a lower level of collection costs at the Company’s mortgage banking division, and a lower level of amortization expense for intangible assets.

Income Taxes:

The Company’s effective income tax rate approximated 17% and 18% of pre-tax income during the three and nine months ended September 30, 2002 and 24% and 25% during the same periods of 2001. The effective tax rates in all periods is lower than the blended statutory rate of 39.6%. The lower effective rate in both 2002 and 2001 primarily resulted from the Company’s tax-exempt investment income on securities and loans, and from income tax credits generated from investments in affordable housing projects. Also contributing to the lower effective tax rate in 2002 compared to the prior year was state income tax savings resulting from the formation of investment subsidiaries in the state of Nevada by three of the Company’s banking subsidiaries.

FINANCIAL CONDITION

Total assets at September 30, 2002 decreased $11.3 million to $1.004 billion compared with $1.015 billion in total assets at December 31, 2001. Loans, net of unearned income and allowance for loan losses, decreased by $22.1 million during the nine months ended September 30, 2002. Residential real estate loans declined $46.6 million during the nine months ended September 30, 2002 while commercial and industrial loans increased $24.3 million. The decline in residential real estate loans was attributable to the sale of a majority of new loan production to the secondary markets combined with continued prepayments of existing portfolio residential real estate loans. Cash and Cash Equivalents declined $37.8 million while Investment Securities increased $56.5 million to $247.7 million at September 30, 2002 compared with $191.2 million at year-end.

Total Deposits at September 30, 2002 declined $6.1 million to $720.7 million compared with $726.9 in total deposits at December 31, 2001. The decline in total deposits was primarily attributable to modest declines in transaction and savings accounts and time deposits less than $100,000. FHLB Advances and Other Borrowings declined $10.3 million to $164.1 million at September 30, 2002, due to expected maturities and required payments.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2002 and December 31, 2001 (dollars in thousands):

                                                      September 30,        December 31,
                                                          2002                 2001
                                                      -------------        ------------
Non-accrual Loans                                      $  2,417             $  3,452
Past Due Loans (90 days or more)                          1,054                  916
Restructured Loans                                          366                  367
                                                       --------             --------
     Total Non-performing Loans                           3,837                4,735
                                                       --------             --------
Other Real Estate                                         1,765                1,612
                                                       --------             --------
     Total Non-performing Assets                       $  5,602             $  6,347
                                                       ========             ========

Allowance for Loan Loss to Non-performing Loans          214.05%              177.15%
Non-performing Loans to Total Loans                        0.60%                0.72%

Capital Resources:

Shareholders’ equity totaled $104.1 million at September 30, 2002 or 10.4% of total assets, an increase of $1.9 million from December 31, 2001. Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures such as loan commitments and standby letters of credit.

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

At September 30, 2002 management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

                                                         To be Well
                                                         Capitalized
                                                        Under Prompt
                                          Minimum for    Corrective
                                            Capital        Action           At               At
                                           Adequacy      Provisions     September 30,    December 31,
                                           Purposes       (FDICIA)          2002            2001
                                           --------       --------          ----            ----

Leverage Ratio                                4.00%         5.00%           9.94%           9.80%
Tier 1 Capital to Risk-adjusted Assets        4.00%         6.00%          14.14%          13.69%
Total Capital to Risk-adjusted Assets         8.00%        10.00%          15.30%          14.86%

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. During the nine months ended September 30, 2002, operating activities provided $22.0 million of available cash, which included net income of $7.2 million. Major cash outflows experienced during the nine months ended September 30, 2002 included $4.6 million in dividends paid to shareholders, $2.7 million from the purchase and retirement of common stock, a $6.1 million decrease in deposits and a $10.3 decline in FHLB advances and other borrowings.

The cash outflows from the purchase of securities exceeded the proceeds from the maturities and sales of securities by approximately $55.0 million. Total cash outflows for the period exceeded inflows by $37.8 million, leaving cash and cash equivalents of $61.3 million at September 30, 2002.

Forward-looking Statements:

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about adequacy of allowance for loan losses and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," “will,” “would,” "could," “should,” "intend," "project," "estimate," "believe" or "anticipate," or similar expressions.

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

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in Part I Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations," lists some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

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

           Interest Rate Sensitivity as of September 30, 2002

                                                   Net Portfolio Value
                        Net Portfolio            as a % of Present Value
                            Value                       of Assets
                        -------------            -----------------------
      Changes
     In rates      $ Amount      % Change         NPV Ratio      Change
     --------      --------      --------         ---------      ------

        +2%        $151,000           2.0%          15.29%       51 b.p.
       Base         148,025           ---           14.78           ---
        -2%         123,766         (16.4)          11.88     (290) b.p.

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

Item 4.    Controls and Procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation of such controls.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    The following exhibits are filed herewith:

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.
3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant’s Current Report on Form 8-K filed May 5, 2000.
4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon requests.

4.3
Terms of Common Shares and Preferred Shares of German American Bancorp found in Restatement of Articles of Incorporation are incorporated by reference to Exhibit 3.01 to Registrant’s Current Report on From 8-K filed May 5, 2000.

99.1	Certification of Chief Executive Officer
99.2	Certification of Principal Financial Officer

(b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP
Date: November 12, 2002	By: /s/ Mark A. Schroeder Mark A. Schroeder President and CEO
Date: November 12, 2002	By: /s/ Bradley M. Rust Bradley M. Rust Senior Vice President and Principal Accounting Officer

CERTIFICATION

(Principal Executive Officer)

I, Mark A. Schroeder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of German American Bancorp;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002 Date By: /s/ Mark A. Schroeder Mark A. Schroeder President and CEO

CERTIFICATION

(Principal Financial Officer)

I, Kenneth L. Sendelweck, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of German American Bancorp;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002 Date By: /s/ Kenneth L. Sendelweck Kenneth L. Sendelweck Principal Financial Officer