Form 10-K
period 2002-12-31
GERMAN AMERICAN BANCORP
filed 2003-03-14
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended: December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:  0-11244

GERMAN AMERICAN BANCORP
(Exact name of registrant as specified in its charter)

INDIANA	35-1547518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
711 Main Street, Jasper, Indiana 47546 (Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code:   (812) 482-1314
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, No Par Value
Preferred Stock Purchase Rights
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [     ]        NO  [  X  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [    ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES [  X   ]        NO  [    ]

         The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $174,608,000.

         As of March 1, 2003, there were outstanding 11,460,469 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 24, 2003, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2002

Table of Contents

PART I

Item 1.	Business	3
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	7
Item 6.	Selected Financial Data	8
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26-53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54

PART III

Item 10.	Directors and Executive Officers of the Registrant.	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions	55
Item 14.	Controls and Procedures	55

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56

SIGNATURES	57

CERTIFICATIONS	58-59

INDEX OF EXHIBITS	60-61

PART I

Item 1.    Business.

General

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliated community banks with 26 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, Spencer and a business lending center in Evansville, Indiana. The Company also operates a trust, brokerage and financial planning subsidiary which operates from the banking offices of the bank subsidiaries, and two insurance agencies with four insurance agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products. Financial and other information by segment is included in “Note 16 – Segment Information” of the “Notes to the Consolidated Financial Statements” included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in the United States.

The Company’s principal operating subsidiaries are described in the following table:

Name

The German American Bank
First American Bank
First Title Insurance Company
First State Bank, Southwest Indiana
Peoples Bank
Citizens State Bank
The Doty Agency, Inc.
German American Financial Advisors & Trust Company
Type of Business Commercial Bank Commercial Bank Title Insurance Agency Commercial Bank Commercial Bank Commercial Bank Multi-Line Insurance Agency Trust, Brokerage, Financial Planning	Principal Office Location Jasper, IN Vincennes, IN Vincennes, IN Tell City, IN Washington, IN Petersburg, IN Petersburg, IN Jasper, IN

Recent Development:    Self Tender Offer

The Company on February 7, 2003, commenced a tender offer for up to 1,000,000 of its common shares, at $20 per share, net to the seller. The Company has reserved the right to purchase up to an additional 225,000 shares if they are tendered pursuant to the offer, but it is not obligated to do so. The offer is scheduled to expire at 5:00 pm CST on March 14, 2003, unless the Company elects to extend the offer. The complete terms and conditions of the offer are filed as exhibits to a Tender Offer Statement on Schedule TO that was filed by the Company on February 7, 2003, as amended, which is available free of charge by accessing the Securities and Exchange Commission site on the World Wide Web, www.sec.gov.

Assuming the Company purchases the maximum of 1,000,000 shares that it is obligated to purchase pursuant to the offer at a purchase price of $20.00 per share, the Company expects the maximum aggregate cost of such purchase to be approximately $20,288,000, including estimated fees and expenses of approximately $288,000. If as many as 1,225,000 shares are tendered under the offer and the Company elects to purchase all of the additional 225,000 shares, the Company expects the maximum aggregate cost to be approximately $24,806,000, including estimated fees and expenses of approximately $306,000.

The Company intends to fund approximately $15,000,000 of its potential obligation to purchase shares pursuant to the offer and to pay related fees and expenses by applying cash and investments currently held by the parent company. If the Company requires more than $15,000,000 in order to purchase shares validly tendered under the offer and pay related fees and expenses, the Company expects to finance the additional funds requirements by drawing against a revolving line of credit that it proposes to establish with Bank One, N.A., Chicago, Illinois (“Bank One”). Bank One has issued a commitment letter to the Company to establish a $10,000,000 revolving line of credit for the purpose of funding stock repurchases and parent company working capital needs, with a proposed maturity date for the repayment of principal and all accrued unpaid interest of two years from the date of establishment. Bank One has orally indicated a willingness to increase the amount of its revolving line of credit to an amount greater than $10,000,000, but not more than $15,000,000, and the Company may request a line of credit greater than $10,000,000 in the event that the self tender offer is oversubscribed and the Company elects to purchase more than the 1,000,000 shares that it is obligated to purchase. In accordance with Bank One’s commitment letter, interest on the unpaid balance of the loan is expected to be payable quarterly at a rate of 90-day LIBOR plus 125 basis points and there is expected to be a commitment fee on the unused balance of 15 basis points per annum. Establishment of the credit facility is subject to the execution and delivery of a mutually acceptable loan agreement, which is expected to include usual and customary covenants, including an agreement by the Company not to incur other debt without Bank One’s consent, an agreement that the Company will not pledge to others its investments in its subsidiaries, and an agreement to maintain its capital and the capital of its subsidiaries at “well capitalized” levels as that term is defined by bank regulatory agencies.

Competition

The industries in which the Company operates are highly competitive. The Company’s subsidiary banks compete for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southwest Indiana and elsewhere. The Company’s subsidiaries compete with commercial banks, savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies and other non-depository financial intermediaries. Many of these banks and other organizations have substantially greater resources than the Corporation.

Employees

At March 1, 2003 the Company and its subsidiaries employed approximately 392 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

Regulation and Supervision

The Company is subject to the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is required to file with the Board of Governors of the Federal Reserve System (“FRB”) annual reports and such additional information as the FRB may require. The FRB may also make examinations or inspections of the Company. Under FRB policy, the Company is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support them even in circumstances where the Company might not do so absent such an FRB policy.

The Company’s five subsidiary banks are under the supervision of and subject to examination by the Indiana Department of Financial Institutions (“DFI”), and the Federal Deposit Insurance Corporation (“FDIC”). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

With certain exceptions, the BHC Act prohibits a bank holding company from engaging in (or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in) nonbanking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be “closely related to banking.” Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking-related business ventures as consumer finance; equipment leasing; credit life insurance; computer service bureau and software operations; mortgage banking; and securities brokerage.

Under the BHC Act, certain well-managed and well-capitalized bank holding companies may elect to be treated as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. These activities include underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. Banks may also engage through financial subsidiaries in certain of the activities permitted for financial holding companies, subject to certain conditions. The Company has not elected to become a financial holding company and none of its subsidiary banks have elected to form financial subsidiaries.

The Company’s banks and their subsidiaries may generally engage in activities that are permissible activities for state chartered banks under Indiana banking law, without regard to the limitations that might apply to such activities under the BHC Act if the Company were to engage directly in such activities.

Indiana law and the BHC Act restrict certain types of expansion by the Company and its bank subsidiaries. The Company and its subsidiaries may be required to apply for prior approval from (or give prior notice and an opportunity for review to) the FRB, the DFI, and/or other bank regulatory or other regulatory agencies, as a condition to the acquisition or establishment of new offices, or the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

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

The Company and its bank subsidiaries are required by law to maintain minimum levels of capital. These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios. The Company significantly exceeds the minimum required capital levels for each measure of capital adequacy. See Note 9 to the Company’s consolidated financial statements that are presented in Item 8 of this report, which Note 9 is incorporated herein by reference.

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed “Well-Capitalized.” Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or “core”, capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 2002, the Company had a total risk-based capital ratio of 15.86%, a Tier 1 risk-based capital ratio of 14.64% (based on Tier 1 capital of $99,698,000 and total risk-weighted assets of $680,914,000), and a leverage ratio of 9.91%. The Company meets all of the requirements of the “Well Capitalized” category and, accordingly, the Company does not expect these regulations to significantly impact operations.

Although the Company’s equity capital will be reduced to the extent that the Company purchases shares and pays expenses and costs pursuant to its pending self tender offer, the Company expects that it will continue to remain “Well Capitalized” and that it will continue to significantly exceed the minimum required capital levels for each measure of capital adequacy, even if the Company elects to purchase the maximum (1,225,000) shares that it is permitted to buy without amending the offer.

The Company is a corporation separate and distinct from its bank and other subsidiaries. Most of the Company’s revenues will be received by it in the form of dividends or interest paid by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on its ability to pay dividends. The FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries that enable it to prevent or remedy actions that in its view may represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC and DFI possess similar enforcement powers over the respective bank subsidiaries of the Company for which they have supervision. The “prompt corrective action” provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

Internet Address; Internet Availability of SEC Reports.

The Company's Internet address is www.germanamericanbancorp.com.

Effective March 10, 2003, the Company commenced making available, free of charge through its Internet website its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed.

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

The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

Item 2.    Properties.

The Company conducts its operations from the main office building of German American Bank at 711 Main Street, Jasper, Indiana. The main office building contains approximately 23,600 square feet of office space. The Company’s subsidiaries conduct their operations from 30 other locations in Southwest Indiana.

Item 3.    Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2002 to a vote of security holders, by solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

German American Bancorp’s stock is traded on NASDAQ’s National Market System under the symbol GABC. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the table below. All per share data are retroactively restated for all stock dividends.

                                  2002                                    2001
                                  ----                                    ----
                                             Cash                                   Cash
                      High        Low      Dividend           High        Low     Dividend
                      ----        ---      --------           ----        ---     --------

Fourth Quarter       $18.00     $15.26      $0.133           $17.62     $14.01     $0.127
Third Quarter        $17.71     $15.42      $0.133           $17.24     $13.65     $0.127
Second Quarter       $17.62     $15.24      $0.133           $14.60     $10.93     $0.127
First Quarter        $16.43     $15.05      $0.133           $14.60     $11.00     $0.127

                                            $0.532                                 $0.508
                                            ======                                 ======

The Common Stock was held of record by approximately 3,300 shareholders at March 1, 2003.

Cash dividends paid to the Company’s shareholders are primarily funded from dividends received by the Company from its subsidiaries. The Company presently intends to follow its historical policy as to the amount, timing and frequency of the payment of cash and stock dividends. The declaration and payment of future dividends, however, will depend upon the earnings and financial condition of the Company and its subsidiaries, general economic conditions, compliance with regulatory requirements, and other factors.

Transfer Agent:	UMB Bank, N.A. Securities Transfer Division P.O. Box 410064 Kansas City, MO 64141-0064 Contact: Shareholder Relations (800) 884-4225

Shareholder Information and Corporate Office:	Terri A. Eckerle German American Bancorp P. O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Item 6.    Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this report (Dollars in thousands except per share data).

                                                2002          2001          2000              1999            1998
                                                ----          ----          ----              ----            ----
Summary of Operations:
Interest Income........................   $    60,494    $    71,069    $    79,319       $    72,135    $     69,188
Interest Expense.......................        28,558         38,917         45,646            37,744          36,315
                                          -----------    -----------    -----------       -----------    ------------
    Net Interest Income................        31,936         32,152         33,673            34,391          32,873
Provision for Loan Losses..............         1,115            660          2,231             1,749           1,344
                                          -----------    -----------    -----------       -----------    ------------
Net Interest Income after Provision
    For Loan Losses....................        30,821         31,492         31,442            32,642          31,529
Non-interest Income....................         9,509          9,772          2,543(1)          6,385           5,249
Non-interest Expense..................         28,901         29,308         28,238            26,357          23,751
                                          -----------    -----------    -----------       -----------    ------------
Income before Income Taxes............         11,429         11,956          5,747            12,670          13,027
Income Tax Expense....................          1,987          2,763            459             3,316           3,805
                                          -----------    -----------    -----------       -----------    ------------
Net Income............................    $     9,442    $     9,193    $     5,288       $     9,354    $      9,222
                                          ===========    ===========    ===========       ===========    ============
======================================================================================================================
Year-end Balances:
Total Assets..........................    $   957,005    $ 1,015,111    $ 1,079,808       $ 1,056,641    $    952,930
Total Loans, Net of Unearned Income...        610,741        657,166        709,744(1)       741,609          639,816
Total Deposits........................        707,194        726,874        735,570           751,428         714,779
Total Long-term Debt...................       121,687        156,726        182,370           126,902         124,381
Total Shareholders' Equity............        104,519        102,209         97,260            93,685          97,153
======================================================================================================================
Average Balances:
Total Assets..........................    $ 1,000,167    $ 1,014,917    $ 1,070,093       $   999,761    $    919,750
Total Loans, Net of Unearned Income...        644,990        704,562        766,533(1)        691,250         628,254
Total Deposits........................        718,763        718,160        749,235           743,153         700,400
Total Shareholders' Equity............        103,301        100,232         95,788            97,855          94,323
======================================================================================================================
Per Share Data (2):
Net Income.............................   $      0.82          $0.79        $0.46               $0.80    $       0.79
Cash Dividends(3)......................          0.53           0.51           0.47              0.42            0.37
Book Value at Year-end.................          9.12           8.82           8.41              8.12            8.34
======================================================================================================================
Other Data at Year-end:
Number of Shareholders.................         3,299          3,314          3,208             3,192           3,202
Number of Employees....................           390            422            405               416             388
Weighted Average Number of Shares (2)..    11,486,776     11,572,927     11,554,395        11,701,166      11,711,966
======================================================================================================================
Selected Performance Ratios:
Return on Assets.......................          0.94%          0.91%          0.49%             0.94%           1.00%
Return on Equity.......................          9.14%          9.17%          5.52%             9.56%           9.78%
Equity to Assets.......................         10.92%         10.07%          9.01%             8.87%          10.20%
Dividend Payout........................         64.99%         63.98%         98.54%            50.04%          36.09%
Net Charge-offs to Average Loans.......          0.19%          0.22%          0.27%             0.23%           0.27%
Allowance for Loan Losses to Loans.....          1.36%          1.27%          1.31%             1.23%           1.34%
Net Interest Margin....................          3.68%          3.62%          3.57%             3.87%           4.02%
(1)
In 2000, the Company reclassified $69.8 million of sub-prime, out-of-market residential mortgage loans as held-for-sale. The difference between book value and market value resulted in a $5.2 million allowance for market loss on loans held-for-sale.

(2)	Share and Per Share Data has been retroactively adjusted to give effect for stock dividends and excludes the dilutive effect of stock options.
(3)
Cash Dividends represent historical dividends declared per share without retroactive restatement for business combination transactions accounted for under the pooling of interests method of accounting.

If, and to the extent that, the Company purchases after March 14, 2003, a material number of the 1,000,000 (or more) shares that it may purchase pursuant to its pending self tender offer, the Company’s financial condition and its future results of operations, capital resources and liquidity will be materially affected. For a discussion of the pending tender offer, the Company’s source of funds and possible borrowing plans in connection with such purchase, and the possible financial effects of the purchase of shares pursuant to the offer (including possible effects on certain of the per share data and performance ratios that are presented in the above table), see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Expected Effects of Purchase of Shares Pursuant to Tender Offer.” Readers are cautioned that the data set forth is not intended to be indicative of the Company’s future financial condition and results of operations, capital resources or liquidity, and that the uncertainties relating to the pending self tender offer should be considered in connection with evaluating any trends that may be indicated by that data.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Item contains statements relating to future results of the Company and its future financial conditions, capital resources and liquidity that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that actual future experiences or conditions may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed in this Item 7 and those risks and uncertainties that are described in Item 1 of this report, “Business,” under the caption “Forward-Looking Statements,” which is incorporated herein by reference.

INTRODUCTION AND OVERVIEW

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliated community banks with 26 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, and Spencer and a business lending center in Evansville, Indiana. The Company also operates a trust, brokerage and financial planning subsidiary which operates from the banking offices of the bank subsidiaries, and two insurance agencies with four insurance agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

The information in this Management’s Discussion and Analysis is presented as an analysis of the major components of the Company’s operations for the years 2000 through 2002 and its financial condition as of December 31, 2002 and 2001. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report, and with the description of business included in Item 1 of this Report, in particular the description in such Item 1 of the pending self tender offer that is included under the subheading “Recent Development: Self Tender Offer.” Financial and other information by segment is included in Note 16 – Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

MERGERS AND ACQUISITIONS

There were no significant banking merger and acquisition transactions completed during 2002 or 2001. In October 2000, the Company completed a merger with Holland Bancorp, Inc. Holland Bancorp was merged with and into the Company, with the simultaneous merger of Holland’s sole bank subsidiary, The Holland National Bank, into the Company’s subsidiary, The German American Bank. The Holland National Bank operated four banking offices in Dubois County, Indiana. This merger was accounted for as a pooling of interests and prior period financial information has been restated accordingly.

There have been several insurance acquisition transactions during the periods 2000 through 2002. These transactions are detailed in Note 18 – Business Combinations of the Notes to the Consolidated Financial Statements included in this Report.

RESULTS OF OPERATIONS

NET INCOME

In 2002, the Company earned net income of $9,442,000 or $0.82 per share. Earnings for 2002 increased by approximately 3% from the $9,193,000 or $0.79 per share reported for 2001. The Company’s 2002 earnings increase was generated primarily by the Company’s core banking segment. German American’s mortgage banking operations were adversely affected during the fourth quarter 2001 and throughout 2002 due to the impact of historic low levels of interest rates on the valuation of mortgage servicing rights and net interest income. The mortgage banking segment experienced net losses of $963,000 during 2002 compared to nearly break-even results in 2001 of $28,000 net income.

In 2001, earnings increased by $3,905,000, or 74%, from the $5,288,000, or $0.46 per share reported for 2000. Significantly contributing to the increase in earnings was $3,152,000 of after-tax charges recorded in 2000 related to a balance sheet restructuring which occurred late in the fourth quarter of 2000 as described below. The increase in 2001 net income was largely fueled by increases in insurance revenues and mortgage banking revenues and a decrease in provision for loan losses. The increase in the non-interest revenue sources helped to mitigate a decline of $1.5 million, or 5% in net interest income.

Late in the fourth quarter of 2000, the Company initiated a repositioning of its balance sheet within the mortgage banking component of the Company’s operations. Approximately $69.8 million of sub-prime, out-of–market mortgage loans were reclassified as held-for-sale in December 2000. The sale of these loans was completed in February 2001.

For a discussion of the expected effect on the Company’s net income, and net income per share, that may result in the event that the Company purchases a material number of shares of its common stock pursuant to its pending self tender offer, see “Expected Effects of Purchase of Shares Pursuant to Tender Offer,” below, in this Item 7.

NET INTEREST INCOME

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

Net interest income declined modestly during 2002 by $216,000 or 1% (an increase of $5,000 on a tax equivalent basis) compared with 2001. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For 2002 the net interest margin improved to 3.68% compared with 3.62% for 2001.

The improvement in net interest margin in 2002 was primarily attributable to the historically low interest rate environment that enabled the Company to significantly lower its cost of funds. The maturity of higher costing borrowed funds coupled with an increase in transaction deposits (savings, money market, and demand deposit accounts) were the most significant factors in the lower cost of funds. An overall decline in interest earning assets primarily due to a lower level of residential mortgage loans and the effects of the low interest rate environment on loan and security yields tempered the effects of the lower cost of funds during 2002.

The Company’s net interest income has been negatively impacted by the Company’s mortgage banking segment. The mortgage banking segment’s net interest income declined by $1.9 million during 2002 compared with 2001. The decline resulted from the sale of sub-prime residential real estate loans in 2001 combined with the prepayment of a significant amount of the segment’s portfolio loans and the continued sale of a majority of the Company’s residential real estate production to the secondary market. In contrast, the core banking segment’s net interest income increased $1.8 million during 2002, primarily due to the decrease in the cost of funds discussed above.

The Company has re-invested some assets that resulted from the decline in loans in its mortgage banking segment in shorter-term investment securities. The Company expects to apply the proceeds from the sale or redemption of approximately $27 million of these investment securities to retire certain FHLB advances. In the aggregate, the mortgage banking segment has approximately $58 million of FHLB advances that mature in 2003, 2004, and 2005. The interest rates payable by the Company on these long-term FHLB advances have been higher than the yields that have been earned by the Company on the shorter-term investments that have been internally matched to the repayment of those advances, resulting in a “negative interest spread” on this portion of the mortgage banking segment’s balance sheet and a consequent negative impact on the segment’s net interest income. See Note 8 for a discussion of the cost of FHLB advances. A portion of these shorter-term investments were used in December 2002 to retire $26 million of FHLB advances that matured in December 2002 or were scheduled to mature in January 2003. This $26 million portion of the segment’s balance sheet carried an approximately 4% negative interest spread during a significant period of 2002.

During 2001, net interest income declined $1,521,000 or 5% ($1,364,000 or 4% on a tax equivalent basis) compared with 2000. The net interest margin for 2001 improved modestly from the 3.57% in 2000. The decline in the Company’s net interest income during 2001 was largely attributable to a decline in the overall level of interest earning assets and an increase in federal funds sold and other short-term investments. The decline in interest earning assets was attributable to the call of investment securities during the first half of 2001, refinance activity in the residential real estate loan portfolio, and the aforementioned sale of sub-prime residential real estate loans.

Average loans outstanding (including loans held-for-sale) declined $59.6 million during 2002 compared with 2001. The decline in loans is attributable primarily to a significant reduction in the Company’s residential mortgage loan portfolio. This reduction is attributable to the refinance activity in the residential loan industry that has been fueled by the historically low interest rate environment and the Company’s continued sale of a majority of residential loan production to the secondary market. Residential loans declined $92.2 million during 2002. Mitigating the decline in residential loans has been growth in the commercial loan portfolio of $45.6 million during 2002.

Average loans outstanding (including loans held-for-sale) declined $62.0 million during 2001 compared with 2000. The sale of sub-prime residential mortgage loans previously discussed was a significant factor in the reduced level of average loans outstanding. Also contributing to the decline in average loans outstanding during 2001 has been the sale of a majority of the Company’s residential loan production to the secondary market.

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

                                                      Average Balance Sheet
                                            (Tax-equivalent basis / dollars in thousands)

                                        Twelve Months Ended              Twelve Months Ended               Twelve Months Ended
                                         December 31, 2002                December 31, 2001                 December 31, 2000

                                 Principal     Income/    Yield/   Principal     Income/    Yield/   Principal     Income/    Yield/
                                  Balance      Expense     Rate     Balance      Expense     Rate     Balance      Expense     Rate
                                  -------      -------     ----     -------      -------     ----     -------      -------     ----
ASSETS
Federal Funds Sold and Other
   Short-term Investments.....   $   45,531    $   754    1.66%    $   63,197    $ 2,093    3.31%    $    8,843    $   496    5.61%

Securities:
   Taxable....................      155,784      7,144    4.59%       106,756      6,868    6.43%       160,653     11,195    6.97%
   Non-taxable................       87,380      6,248    7.15%        74,568      5,550    7.44%        66,345      5,230    7.88%
Total Loans and Leases (2)....      644,990     48,654    7.54%       704,562     58,643    8.32%       766,533     64,326    8.39%
                                 ----------    -------             ----------    -------             ----------    -------

TOTAL INTEREST
   EARNING ASSETS.............      933,685     62,800    6.73%       949,083     73,154    7.71%     1,002,374     81,247    8.11%
                                 ----------    -------             ----------    -------             ----------    -------

Other Assets..................       74,786                            74,744                            76,851
Less: Allowance for Loan Losses      (8,304)                           (8,910)                           (9,132)
                                 ----------                        ----------                        ----------

TOTAL ASSETS..................   $1,000,167                        $1,014,917                        $1,070,093
                                 ==========                        ==========                        ==========

LIABILITIES AND
   SHAREHOLDERS' EQUITY
Interest Bearing Demand Deposits $   99,781    $   775     .78%    $   91,002    $ 1,379    1.52%    $   71,996    $ 1,173    1.63%
Savings Deposits..............      143,318      1,941    1.35%       124,164      3,317    2.67%       122,691      4,644    3.79%
Time Deposits.................      380,249     15,960    4.20%       413,060     22,769    5.51%       468,048     26,349    5.63%
FHLB Advances and
   Other Borrowings...........      165,247      9,882    5.98%       185,384     11,452    6.18%       213,792     13,480    6.31%
                                 ----------    -------             ----------    -------             ----------    -------

TOTAL INTEREST-BEARING
   LIABILITIES................      788,595     28,558    3.62%       813,610     38,917    4.78%       876,527     45,646    5.21%
                                 ----------    -------             ----------    -------             ----------    -------

Demand Deposit Accounts.......       95,415                            89,934                            86,500
Other Liabilities.............       12,856                            11,141                            11,278
TOTAL LIABILITIES.............      896,866                           914,685                           974,305
                                 ----------                        ----------                        ----------

Shareholders' Equity..........      103,301                           100,232                            95,788
                                 ----------                        ----------                        ----------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY.......   $1,000,167                        $1,014,917                        $1,070,093
                                 ==========                        ==========                        ==========

NET INTEREST INCOME...........                 $34,242                           $34,237                           $35,601
                                               =======                           =======                           =======

NET INTEREST MARGIN...........                            3.68%                             3.62%                             3.57%
(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $1,184, $958, and $952 for 2002, 2001, and 2000, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income - Rate/Volume Analysis:
(Tax-Equivalent basis, dollars in thousands)

                                                   2002 compared to 2001                          2001 compared to 2000
                                                 Increase/(Decrease) Due to(1)                  Increase/(Decrease) Due to(1)
                                                 --------------------------                  --------------------------
                                              Volume            Rate          Net            Volume          Rate         Net
                                              ------            ----          ---            ------          ----         ---
Interest Income:
Federal Funds Sold and Other
       Short-term Investments.............    $  (480)        $  (859)     $ (1,339)         $ 1,878       $  (281)     $ 1,597
   Taxable Securities.....................      2,597          (2,321)          276           (3,521)         (806)      (4,327)
   Nontaxable Securities .................        923            (225)          698              623          (303)         320
   Loans and Leases.......................     (4,738)         (5,251)       (9,989)          (5,162)         (521)      (5,683)
                                              -------         -------      --------          -------       -------      -------
Total Interest Income.....................     (1,698)         (8,656)      (10,354)          (6,182)       (1,911)      (8,093)
                                              -------         -------      --------          -------       -------      -------

Interest Expense:
   Savings and Interest-bearing Demand....        547          (2,527)       (1,980)             566        (1,687)      (1,121)
   Time Deposits..........................     (1,701)         (5,108)       (6,809)          (3,041)         (539)      (3,580)
   FHLB Advances and Other Borrowings.....     (1,213)           (357)       (1,570)          (1,760)         (268)      (2,028)
                                              -------         -------      --------          -------       -------      -------
Total Interest Expense....................     (2,367)         (7,992)      (10,359)          (4,235)       (2,494)      (6,729)
                                              -------         -------      --------          -------       -------      -------

Net Interest Income.......................    $   669         $  (664)     $      5          $(1,947)      $   583      $(1,364)
                                              =======         =======      ========          =======       =======      =======
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, AND LIQUIDITY AND INTEREST RATE RISK MANAGEMENT for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses, which totaled $1,115,000, $660,000, and $2,231,000 2002, 2001 and 2000, respectively. These provisions were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. The higher level of provision during 2002 relates primarily to estimated losses in the Company’s loan portfolio and the general increase in the Company’s commercial loan portfolio. The lower level of provision during 2001 was primarily a result of the liquidation of the Company’s sub-prime, out-of-market residential mortgage loan portfolio. The higher provision in 2000 was due to an increase in estimated losses related to the mortgage division’s sub-prime, out-of-market residential mortgage loan portfolio and overall loan growth throughout the Company. As discussed previously, the Company sold its sub-prime, out-of-market residential real estate portfolio in February 2001, and the Company no longer originates these types of loans.

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

NON-INTEREST INCOME

Non-interest income declined 3% in 2002. This decrease was primarily attributable to a decline in the Company’s insurance revenues. Non-interest income, excluding securities gains (losses) and the net gains on sales of loans and related assets and provision for losses on loans held-for-sale, increased $713,000 or 9% in 2001. Increases in the Company’s insurance revenues and an increased level of service charge income on deposit accounts resulted in the overall increase in 2001. Total non-interest income, inclusive of asset sale gains, increased 284% during 2001. The fluctuation in 2001 was primarily attributable to the provision for losses on loans held-for-sale related to the mortgage division’s sub-prime, out-of-market residential mortgage loans that were reclassified as held-for-sale in December 2000 and sold in February 2001.

% Change From
Non-interest Income (dollars in thousands)

                                                                                                  Prior Year
                                                              2002        2001        2000      2002     2001
                                                              ----        ----        ----      ----     ----
Trust and Investment Product Fees.......................   $ 1,419    $  1,290    $  1,373        10%     (6)%
Service Charges on Deposit Accounts.....................     2,574       2,485       2,139         4      16
Insurance Revenues......................................     2,818       3,275       2,723       (14)     20
Other Operating Income..................................     1,056       1,212       1,314       (13)     (8)
                                                           -------    --------    --------
    Subtotal ...........................................     7,867       8,262       7,549        (5)      9
Net Gains (Losses) on Sales of Loans, Related Assets,
    and Provision for Losses on Loans Held-for-Sale.....     1,625       1,509      (4,998)        8     n/m(1)
Securities Gains (Losses), net..........................        17           1          (8)     1600     113
                                                           -------    --------    --------
    TOTAL NON-INTEREST INCOME...........................   $ 9.509    $  9,772    $  2,543        (3)    284
                                                           =======    ========    ========

(1)  n/m = not meaningful

Insurance Revenues decreased 14% in 2002. The decline in Insurance Revenues resulted from a decline in contingency income from the Company’s property and casualty insurance operations and a decline in revenues generated by the Company’s credit reinsurance operations. Contingency income will fluctuate, as it represents amounts received from insurance companies based on claims experience. The decline in credit insurance and reinsurance revenues is largely attributable to a decline in consumer loan production and credit insurance sales penetration.

Insurance Revenues increased 20% in 2001 due primarily to the expansion of the Company’s property and casualty insurance operations. In addition, Insurance Revenues increased in 2001 due to the initiation during 2000 of the Company’s credit life and disability reinsurance operation through German American Reinsurance Company, Ltd (GARC).

Service Charges on Deposit Accounts increased 4% and 16% in 2002 and 2001, respectively. A change in fee structure implemented mid-year 2001 and a general increase in collections of fees were generally responsible for these increases.

German American Financial Advisors & Trust Company (GAFA) was formed mid-year 2002 to provide expanded financial planning, full service brokerage, trust administration and other financial services. The formation of GAFA provides customers an enhanced ability to fulfill all their financial needs through the Company’s affiliate banks and associated financial services companies. Trust and Investment Product Fees increased 10% in 2002 after a decrease in 2001 of 6%.

Other Operating Income decreased 13% and 8% in 2002 and 2001, respectively. The declines were primarily the result of increased impairment adjustments on the mortgage banking segment’s mortgage servicing rights portfolio. The increased impairment adjustments are due to the historically low levels of mortgage loan rates and the significant refinance activity in the residential mortgage loan industry.

Net gains on sales of loans and related assets, and the provision for losses on loans held-for-sale are derived from the Company’s core banking and mortgage banking segments. The gain on sale of loans and related assets increased 8% in 2002. Historically low interest rates have fueled relatively strong mortgage loan sales during 2002 and 2001. Loan sales remained stable in 2002 at $134.2 million compared to $135.3 million in 2001 (excluding the sub-prime sale discussed previously). Loan sales in 2000 were $31.1 million.

Net Gains (Losses) on Sales of Loans, Related Assets, and Provision for Losses on Loans Held-for-Sale increased $1,287,000 (exclusive of the sub-prime sale) in 2001. This increase was due to the significant increase in loan sales to the secondary market. The provision for losses on loans held-for-sale on the market adjustment of sub-prime loans reclassified in December 2000 totaled $5,220,000 resulting in the net loss on sales of loans, related assets, and provision for losses on loans held-for-sale of $4,998,000 during 2000.

NON-INTEREST EXPENSE

Non-interest expense decreased $407,000 or 1% in 2002 following an increase of $1,070,000 or 4% during 2001. The decline in 2002 resulted primarily from decreased Other Operating Expenses and Advertising Expenses tempered by an increase in Salaries and Employee Benefits. The increase in 2001 resulted largely from increased personnel costs.

                                                                                                        % Change From
Non-interest Expense (dollars in thousands)                                                               Prior Year
                                                             2002          2001         2000           2002        2001
                                                             ----          ----         ----           ----        ----
Salaries and Employee Benefits.......................      $17,443       $16,669      $15,454            5%          8%
Occupancy, Furniture and Equipment Expense...........        4,050         3,866        3,900            5          (1)
FDIC Premiums........................................          128           163          187          (21)        (13)
Data Processing Fees.................................        1,098         1,126          884           (2)         27
Professional Fees ...................................        1,170           950        1,333           23         (29)
Advertising and Promotion............................          738         1,014          870          (27)         17
Supplies.............................................          660           721          798           (8)        (10)
Other Operating Expenses.............................        3,614         4,799        4,812          (25)        ---
                                                           -------       -------      -------            -           -
    TOTAL NON-INTEREST EXPENSE.......................      $28,901       $29,308      $28,238           (1)          4
                                                           =======       =======      =======

Salaries and Employee Benefits comprised approximately 61% of total non-interest expense in 2002, 57% in 2001, and 55% in 2000. The increases as a percentage of non-interest expenses are primarily the result of lower non-interest expenses exclusive of Salaries and Employee Benefits. Salaries and Employee Benefits increased 5% in 2002 and 8% in 2001. In 2002, the increase in Salaries and Employee Benefits was driven by increases in salary and retirement expenses, incentive compensation and employee insurance benefits. The increases in salary and retirement benefits were attributable to adjustments occurring in the normal course of operations. Significant earnings improvements in the company’s core banking segment resulted in increased employee incentive compensation. In 2001, the increase in Salaries and Employee Benefits was attributed to two primary factors. The Company transitioned to a pay-for-performance incentive plan in late 2000 and 2001 resulting in increased incentive compensation expense while salary expense remained flat. In addition, employee insurance benefit costs increased 17% during 2001.

Professional Fees increased 23% during 2002 following a decrease of 29% in 2001. A significant amount of increased professional fees in 2002 resulted from the formation of investment subsidiaries domiciled in the state of Nevada by four of the Company’s subsidiary banks. The increased Professional Fees expense was for investment portfolio management services and subsidiary management services provided by third parties. The level of Professional Fees decreased during 2001 due in large part to the merger and acquisition activities in late 2000.

Data Processing Fees remaining relatively flat in 2002. During 2001, Data Processing Fees increased $242,000 or 27%. This level of increase is due to a general rise in the number of accounts serviced by the Company’s third party data processor and an increase in fees associated with the electronic banking services provided to the Company’s customers.

Advertising and Promotion expense decreased 27% during 2002. This decline was attributable to the initiation of an image campaign by the Company in the first quarter of 2001 and generally a lower level of advertising and promotional spending in 2002. Advertising and Promotion expense increased 17% in 2001 due in large part to the introduction of the image campaign previously discussed.

Other Operating Expenses decreased 25% in 2002. This decrease was the result of several factors. The Company experienced a lower level of operating losses from its affordable housing tax credit limited partnership investments, reduced collection costs in the Company’s mortgage banking segment and a decreased allowance for insurance reserves required by the company’s credit reinsurance subsidiary. In addition, the Company recognized a lower level of amortization expense for intangible assets in 2002. The decline in amortization expense for intangible assets resulted from the Company’s adoption of new accounting guidance in 2002. The Company ceased amortizing goodwill as a result of this accounting change. Goodwill will be assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other Operating Expenses remained flat in 2001 compared with 2000. Collection costs declined $209,000 or 33% during 2001 due primarily to the sale of the mortgage division’s sub-prime residential real estate loan portfolio in early 2001. The decline in collection costs was in large part offset by the building of insurance reserves for the Company’s credit reinsurance subsidiary.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 17.4%, 23.1%, and 8.0%, respectively, in 2002, 2001, and 2000. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities and loans, and from income tax credits generated by investments in affordable housing projects. Also contributing to the lower effective tax rate in 2002 compared with 2001 was state income tax savings resulting from the formation of investment subsidiaries domiciled in the state of Nevada by four of the Company’s banking subsidiaries. The lower effective tax rate in 2000 compared with the other years presented was attributable to a lower level of taxable income due primarily to the provision for losses on loans held-for-sale. Note 11 to the consolidated financial statements provides additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and affiliate banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. The Company and all affiliate Banks at year-end 2002 were categorized as well-capitalized. See Note 9 to the Consolidated Financial Statements for actual and required capital ratios.

The Company continues to maintain a strong capital position. Shareholders’ equity totaled $104.5 million and $102.2 million at December 31, 2002 and 2001, respectively. Total equity represented 10.9% and 10.1%, respectively, of year-end total assets. The $2.3 million increase in shareholder’s equity was primarily attributable to retained earnings generated by the Company’s affiliate banks and insurance companies and an increase in market value of the Company’s securities available-for-sale.

The Company paid cash dividends of $6.1 million in 2002 and $5.9 million in 2001. The increase in 2002 dividends paid was primarily attributable to an increased number of shares outstanding arising from the Company’s 5% stock dividend declarations.

For a discussion of the expected effect on the Company’s capital resources and liquidity that may result in the event that the Company purchases a material number of shares of its common stock pursuant to its pending self tender offer, see “Expected Effects of Purchase of Shares Pursuant to Tender Offer,” below, in this Item 7.

USES OF FUNDS

LOANS

Total loans at year-end 2002 declined by $45.7 million or 7%. This decline was primarily isolated to the Company’s residential loan portfolio. Residential mortgage loans declined $71.3 million or 31%. The Company sold a majority of new residential loan production in the secondary market during 2002. The Company’s commercial and industrial loan portfolio increased $24.9 million or 11% while agricultural and poultry loans increased $7.6 million or 10%. Consumer loans declined $6.9 million or 6% during 2002.

During 2001, total loans declined by $52.2 million or 7%. As previously stated for 2002, the decline during 2001 was primarily isolated to the Company’s residential loan portfolio as a result of the sale of a majority of new residential loan production in the secondary market. Residential mortgage loans declined $84.7 million or 27%. The Company’s commercial and industrial loan portfolio increased $39.7 million or 21%. Consumer loans declined $11.8 million or 9% during 2001.

The Company’s loan portfolio is diversified, with the heaviest concentrations in commercial and industrial loans. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company’s concentration in residential mortgage loans has declined over the past three years due in large part to historically low interest rate environment causing significant refinance activity within the portfolio and the continued sale of a majority of residential loan production in the secondary market.

Loan Portfolio                                                          December 31,
dollars in thousands                                2002        2001        2000        1999        1998
                                                    ----        ----        ----        ----        ----
Residential Mortgage Loans.................       $156,180    $227,502    $312,199    $388,514    $323,045
Agricultural and Poultry...................         86,264      78,675      74,111      65,098      64,195
Commercial and Industrial Loans............        252,744     227,872     188,213     166,476     141,031
Consumer Loans.............................        116,987     123,840     135,596     121,865     112,254
                                                  --------    --------    --------    --------    --------
   Total Loans.............................        612,175     657,889     710,119     741,953     640,525
   Less: Unearned Income...................         (1,434)       (723)       (375)       (344)       (709)
                                                  --------    --------    --------    --------    --------
   Subtotal................................        610,741     657,166     709,744     741,609     639,816
   Less: Allowance for Loan Losses.........         (8,301)     (8,388)     (9,274)     (9,101)     (8,559)
                                                  --------    --------    --------    --------    --------
   Loans, net..............................       $602,440    $648,778    $700,470    $732,508    $631,257
                                                  ========    ========    ========    ========    ========
Ratio of Loans to Total Loans:
Residential Mortgage Loans.................             26%         34%         44%         52%         50%
Agricultural and Poultry...................             14%         12%         10%          9%         10%
Commercial and Industrial Loans............             41%         35%         27%         23%         22%
Consumer Loans.............................             19%         19%         19%         16%         18%
                                                  --------    --------    --------    --------    --------
   Totals..................................            100%        100%        100%        100%        100%
                                                       ===         ===         ===         ===         ===

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southwestern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2002 which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

                                                        Within        One to           After
                                                       One Year     Five Years       Five Years      Total
                                                       --------     ----------       ----------      -----
Commercial, Agricultural and Poultry.............      $94,480       $122,649         $121,879      $339,008

                                                        Interest Sensitivity
                                                     Fixed Rate    Variable Rate
                                                     ----------    -------------
Loans maturing after one year....................      $51,632       $192,896

INVESTMENTS

The investment portfolio is a principal source for funding the Company’s loan growth and other liquidity needs of its subsidiaries. The Company’s securities portfolio consists of money market securities, uncollateralized U.S. Treasury and federal agency securities, municipal obligations of state and political subdivisions, asset- / mortgage-backed securities issued by U.S. government agencies and other intermediaries, and corporate investments. Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments. The composition of the year-end balances in the investment portfolio is presented in Note 2 to the Consolidated Financial Statements and in the table below:

Investment Portfolio, at Amortized Cost                                     December 31,
dollars in thousands                                  2002%           2001%          2000%
                                                      ----       -           ----    -          ----      -
Federal Funds Sold and Short-term Investments....   $  8,118     3%      $ 62,534    25%      $  2,955     1%
U.S. Treasury and Agency Securities..............      9,500     4          3,000     1         96,315    44
Obligations of State and Political Subdivisions..     67,216    27         76,546    30         54,150    25
Asset-/Mortgage-backed Securities................    143,247    57         93,491    37         52,365    24
Corporate Securities.............................      4,990     2            ---   N/A            ---   N/A
Equity Securities................................     16,809     7         16,813     7         12,077     6
                                                    --------   ---       --------   ---       --------   ---
    Total Securities Portfolio...................   $249,880   100%      $252,384   100%      $217,862   100%
                                                    ========   ===       ========   ===       ========   ===

The amortized cost of investment securities, exclusive of federal funds sold and short-term investments, increased $51.9 million to $241.8 million at year-end 2002 compared with $189.9 million at year-end 2001. The majority of this increase was the result of the significant decline in federal funds sold and short-term investments. The primary focus of the investment portfolio purchases during 2002 was in mortgage related securities, thereby significantly increasing the allocation of these types of securities in the overall portfolio. The mortgage related securities were purchased to provide structured cash flows in the current historically low interest rate environment.

The composition of the investment portfolio changed significantly during 2001. The overall decline and the significant change in U.S. Treasury and Agency securities was the result of the call and redemption of virtually all securities in this category during 2001. As these funds, along with other cash flows generated by the investment portfolio were reinvested during 2001, the composition of the portfolio changed. The funds were used to reinvest in tax advantaged obligations of state and political subdivisions and tax advantaged equity securities issued by U.S. governmental agencies. In addition, the funds were reinvested in asset-/mortgage-backed securities to provide structured cash flows.

Investment Securities, at Carrying Value
dollars in thousands
                                                                              December 31,
                                                                    2002          2001          2000
                                                                    ----          ----          ----
Securities Held-to-Maturity:
----------------------------
U.S. Treasury and other U.S.
     Government Agencies and Corporations....................     $    ---      $    ---      $    ---
State and Political Subdivisions.............................       20,833        23,056        28,093
Asset-/Mortgage-backed Securities............................          ---           ---           361
                                                                  --------      --------      --------
     Subtotal of Securities Held-to-Maturity.................       20,833        23,056        28,454
                                                                  --------      --------      --------

Securities Available-for-Sale:
U.S. Treasury and other U.S.
     Government Agencies and Corporations....................     $  9,535      $  3,039      $ 95,102
State and Political Subdivisions.............................       47,610        53,893        26,669
Asset-/Mortgage-backed Securities............................      145,485        94,272        51,336
Corporate Securities.........................................        4,990           ---           ---
Equity Securities............................................       16,228        16,890        12,081
                                                                  --------      --------      --------
     Subtotal of Securities Available-for-Sale...............      223,848       168,094       185,188
                                                                  --------      --------      --------

         Total Securities....................................     $244,681      $191,150      $213,642
                                                                  ========      ========      ========

The Company’s $223.9 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not be interpreted as an indication that management anticipates such sales.

SOURCES OF FUNDS

The Company’s primary source of funding is its base of core customer deposits. Core deposits consist of demand deposits, savings, interest-bearing checking, money market accounts, and certificates of deposit of less than $100,000. Other sources of funds are certificates of deposit of $100,000 or more, brokered deposits, overnight borrowings from other financial institutions and securities sold under agreement to repurchase. The membership of the Company’s affiliate banks in the Federal Home Loan Bank System (FHLB) provides a significant additional source for both long and short-term collateralized borrowings. The following pages contain a discussion of changes in these areas.

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances                                               % Change From
dollars in thousands                                                               Prior Year
                                            2002         2001         2000       2002     2001
                                            ----         ----         ----       ----     ----
Demand Deposits
    Non-interest Bearing...............   $ 95,415     $ 89,934     $ 86,500       6%       4%
    Interest Bearing...................     99,781       91,002       71,996      10       26
Savings Deposits.......................     55,056       49,071       51,073      12       (4)
Money Market Accounts..................     88,262       75,093       71,618      18        5
Other Time Deposits....................    321,911      347,969      349,675      (7)     ---
                                          --------     --------     --------
    Total Core Deposits................    660,425      653,069      630,862       1        4
Certificates of Deposits of $100,000 or
    more and Brokered Deposits.........     58,338       65,091      118,373     (10)     (45)
FHLB Advances and
    Other Borrowings...................    165,247      185,384      213,792     (11)     (13)
                                          --------     --------     --------
    Total Funding Sources..............   $884,010     $903,544     $963,027      (2)      (6)
                                          ========     ========     ========

Maturities of time certificates of deposit of $100,000 or more are summarized as follows:

                                          3 Months      3 thru       6 thru         Over
                                           Or Less     6 Months     12 Months     12 Months      Total
                                           -------     --------     ---------     ---------      -----

December 31, 2002......................    $20,981      $4,300       $7,219        $24,051      $56,551

CORE DEPOSITS

The Company’s level of average core deposits increased 1% in 2002 and 4% in 2001. The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products.

Demand, savings and money market deposits have provided a growing source of funding for the company in each of the periods reported. Average demand, savings and money market deposits totaled $338.5 million or 51% of core deposits in 2002 compared with $305.1 million or 47% in 2001 and $281.2 million or 45% in 2000.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits declined by 7% during 2002 following a decline of less than 1% during 2001. Other time deposits comprised 49% of core deposits in 2002 compared with 53% in 2001 and 55% in 2000.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding for its bank subsidiaries. Average borrowed funds decreased $20.1 million or 11% during 2002. This decline followed a decline of $28.4 million or 13% in 2001. The decline in borrowed funds in both 2002 and 2001, both long-term and short-term, was the result of an increase in core deposits from the Company’s primary market areas and the overall decline in outstanding loans. Borrowings comprised 19%, 21%, and 22% of total funding sources in 2002, 2001, and 2000.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiaries. Large denomination certificates and brokered deposits decreased $6.8 million or 10% during 2002 following a decline of $53.3 million or 45% in 2001. The decline in these types of deposits during 2002 and 2001, as with the decline in borrowed funds, was the result of an increase in core deposits and the overall decline in outstanding loans. Large certificates and brokered deposits comprised 7% of total funding sources in both 2002 and 2001 and 12% in 2000.

The bank subsidiaries of the Company also utilize short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within 30 days, and secured overnight variable rate borrowings from the FHLB. These borrowings represent an important source of short-term liquidity for the bank subsidiaries of the Company. Long-term debt is in the form of FHLB advances, which are secured by the pledge of certain investment securities and residential mortgage loans. See Note 8 to the Consolidated Financial Statements for further information regarding borrowed funds.

PARENT COMPANY FUNDING SOURCES

The Company is a corporation separate and distinct from its bank and other subsidiaries. At December 31, 2002, the parent company held cash and marketable investment securities of approximately $13,085,000, which provided sufficient liquidity to satisfy the parent company’s working capital needs for the foreseeable future, exclusive of its possible funding needs in connection with its pending tender offer. For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 17 – Parent Company Financial Statements, to the Company’s consolidated financial statements included in Item 8 of this Report.

The Company does not have access at the parent-company level to the sources of funds that are available to its bank subsidiaries to support their operations. The Company derives most of its parent-company revenues from dividends or interest paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. The FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries that enable it to prevent or remedy actions that in its view may represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC and DFI possess similar enforcement powers over the bank subsidiaries of the Company. The “prompt corrective action” provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

The Company intends to fund approximately $15,000,000 of its potential obligation to purchase shares pursuant to its pending self tender offer and to pay related fees and expenses by applying cash and investments currently held by the parent company. If the Company requires more than $15,000,000 in order to purchase shares validly tendered under the offer and pay related fees and expenses, the Company expects to finance the additional funds requirements by drawing against a revolving line of credit that it proposes to establish with Bank One, N.A., Chicago, Illinois (“Bank One”). Bank One has issued a commitment letter to the Company to establish a $10,000,000 revolving line of credit for the purpose of funding stock repurchases and parent company working capital needs, with a proposed maturity date for the repayment of principal and all accrued unpaid interest of two years from the date of establishment. Bank One has orally indicated a willingness to increase the amount of its revolving line of credit to an amount greater than $10,000,000, but not more than $15,000,000, and the Company may request a line of credit greater than $10,000,000 in the event that the self tender offer is oversubscribed and the Company elects to purchase more than the 1,000,000 shares that it is obligated to purchase. For a description of expected additional terms and conditions of this proposed revolving line of credit, see Item 1 of this Report. Although the parent company might not be required to borrow any funds under this line of credit if the tender offer is not fully subscribed, the parent company might borrow as much as $12,000,000 under this line of credit in connection with the consummation of the purchase of shares under the pending self tender offer, assuming that as many as 1,225,000 shares are tendered under the offer and the Company purchases the 1,000,000 shares that it is obligated to purchase under that offer (subject to the offer’s terms and conditions) and also elects to purchase all 225,000 additional shares that it may elect to purchase under the terms of the offer. For a discussion of the expected effect on the parent company’s capital resources and parent company liquidity that may result in the event that the Company purchases a material number of shares of its common stock pursuant to its pending self tender offer, see “Expected Effects of Purchase of Shares Pursuant to Tender Offer,” below, in this Item 7.

RISK MANAGEMENT

The Company is exposed to various types of business risk on an on-going basis. These risks include credit risk, liquidity risk and interest rate risk. Various procedures are employed at the Company’s affiliate banks to monitor and mitigate risk in their loan and investment portfolios, as well as risks associated with changes in interest rates. Following is a discussion of the Company’s philosophies and procedures to address these risks.

LENDING AND LOAN ADMINISTRATION

Primary responsibility and accountability for day-to-day lending activities rests with the Company’s affiliate banks. Loan personnel at each bank have the authority to extend credit under guidelines approved by the bank’s board of directors. Executive and board loan committees active at each bank serve as vehicles for communication and for the pooling of knowledge, judgment and experience of its members. These committees provide valuable input to lending personnel, act as an approval body, and monitor the overall quality of the banks’ loan portfolios. The Corporate Loan Committee, comprised of members of the Company’s executive officers and board of directors, strive to ensure a consistent application of the Company’s lending policies. The Company also maintains a comprehensive risk-weighting and loan review program for its affiliate banks, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

The Company maintains an allowance for loan losses to cover probable credit losses identified during its loan review process. The allowance is increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the required level of allowance for loan losses using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgement, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance for loan losses is comprised of: (a) specific reserves on individual credits; (b) allocated reserves for certain loan categories and industries, and overall historical loss experience; and (c) unallocated reserves based on performance trends in the loan portfolios, current economic conditions, and other factors that influence the level of estimated probable losses. The need for specific reserves are considered for credits when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectibility of the loan is in question, or the loan characteristics require special monitoring.

Allowance for Loan Losses
dollars in thousands                                                          Years Ended December 31,
                                                               2002        2001        2000         1999         1998
                                                               ----        ----        ----         ----         ----
Balance of allowance for possible
   losses at beginning of period..........................   $ 8,388     $ 9,274     $ 9,101      $ 8,559      $ 8,803
Allowance of Acquired subsidiaries & Adjustments
   to Conform Fiscal Years................................       ---         ---         ---          356           80
Loans charged-off:
Residential Mortgage Loans................................       481         637       1,888          815          627
Agricultural and Poultry Loans ...........................        89          66         134          222          ---
Commercial and Industrial Loans...........................       183         659         347          192          348
Consumer Loans............................................       832         990         748          823        1,080
                                                             -------     -------     -------      -------      -------

   Total Loans charged-off................................     1,585       2,352       2,417        2,052        2,055

Recoveries of previously charged-off Loans:
Residential Mortgage Loans................................        77          54          14          100           76
Agricultural and Poultry Loans............................         2         191          29          135           19
Commercial and Industrial Loans...........................        59         374         120           42           77
Consumer Loans............................................       245         187         196          212          215
                                                             -------     -------     -------      -------      -------

   Total Recoveries.......................................       383         806         359          489          387
                                                             -------     -------     -------      -------      -------

Net Loans recovered  / (charged-off)......................    (1,202)     (1,546)     (2,058)      (1,563)      (1,668)
Additions to allowance charged to expense.................     1,115         660       2,231        1,749        1,344
                                                             -------     -------     -------      -------      -------
Balance at end of period..................................   $ 8,301     $ 8,388     $ 9,274      $ 9,101      $ 8,559
                                                             =======     =======     =======      =======      =======

Net Charge-offs to Average Loans Outstanding..............      0.19%       0.22%       0.27%        0.23%        0.27%
Provision for Loan Losses to Average Loans Outstanding....      0.17%       0.09%       0.29%        0.25%        0.21%
Allowance for Loan Losses to Total Loans at Year-end......      1.36%       1.27%       1.31%        1.23%        1.34%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Residential Mortgage Loans................................   $ 1,323     $ 1,813     $ 2,106      $ 2,048      $ 1,315
Agricultural and Poultry..................................       403         603         777          620          910
Commercial and Industrial Loans...........................     5,810       4,457       4,618        3,987        2,905
Consumer Loans............................................       545         305         348          915        1,047
Unallocated...............................................       220       1,210       1,425        1,531        2,382
                                                             -------     -------     -------      -------      -------

Total Loans...............................................   $ 8,301     $ 8,388     $ 9,274      $ 9,101      $ 8,559
                                                             =======     =======     =======      =======      =======

The Company’s unallocated allowance for loan losses declined approximately $1.0 million during 2002, consistent with improving trends in delinquencies, non-performing loans, and net-charge-offs. The increase in specific allocations resulted primarily from commercial loan growth and reclassification of individual loans identified in the Company’s comprehensive risk weighting and loan review program.

Net charge-offs have declined in both 2002 and 2001. The improved trend in net charge-offs for 2002 were spread across all loan categories. The trend in net charge-offs improved during 2001 primarily as a result of a decline in residential real estate loan charge-offs. The upward trend in net charge-offs in 2000 was primarily related to sub-prime, out-of-market residential real estate loans at the Company’s mortgage banking division. The Company discontinued new sub-prime, out-of-market residential real estate lending during 1999, and the portfolio of these loans was sold in 2001. Refer also to the section entitled PROVISION FOR LOAN LOSSES in the discussion regarding the RESULTS OF OPERATIONS.

NON-PERFORMING ASSETS

Non-performing assets consist of: (a) non-accrual loans; (b) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower; (c) loans past due ninety (90) days or more as to principal or interest; and, (d) other real estate owned. Loans are placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more or when the borrower’s ability to repay becomes doubtful. Uncollected interest accrued in the current year is reversed against income at the time a loan is placed on non-accrual. Loans are charged-off at 120 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following table presents an analysis of the Company’s non-performing assets. Non-performing assets trended down in 2002 and 2001 and represent 0.53% and 0.72% of total loans respectively. The decline in non-accrual loans in 2001 and unfavorable trend in non-accrual loans prior to 2001 was primarily attributable to sub-prime, out-of-market residential real estate loans. The repositioning of the balance sheet regarding these types of loans during the fourth quarter of 2000 and subsequent sale of this sub-prime residential portfolio during the first quarter of 2001 reversed the upward trend in non-accrual loans.

Non-performing Assets                                                       December 31,
dollars in thousands                                   2002        2001         2000        1999        1998
--------------------                                   ----        ----         ----        ----        ----
Non-accrual Loans.................................  $  1,773     $ 3,452      $ 8,014     $  7,237     $ 5,411
Past Due Loans (90 days or more)..................     1,095         916        1,513        1,603       1,531
Restructured Loans................................       365         367          ---          ---         ---
                                                    --------     -------      -------     --------     -------
    Total Non-performing Loans....................     3,233       4,735        9,527        8,840       6,942
Other Real Estate.................................     1,812       1,612        1,579        2,434       1,156
                                                    --------     -------      -------     --------     -------
    Total Non-performing Assets...................  $  5,045     $ 6,347      $11,106     $ 11,274     $ 8,098
                                                    ========     =======      =======     ========     =======

Non-performing Loans to Total Loans...............      0.53%       0.72%        1.34%        1.19%       1.08%
Allowance for Loan Losses to Non-performing Loans.    256.76%     177.15%       97.34%      102.95%     123.29%

Interest income recognized on non-performing loans for 2002 was $209,000. The gross interest income that would have been recognized in 2002 on non-performing loans if the loans had been current in accordance with their original terms was $360,000. Loans are placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

Accounting standards require recognition of loan impairment if a loan’s full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. The total dollar amount of impaired loans at December 31, 2002 was $1,233,000. For additional detail on impaired loans, see Note 3 of the Consolidated Financial Statements.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary banks to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations explained in Note 9 to the Consolidated Financial statements, included in Item 8 of this report, as enhanced by its ability to draw upon a line of credit established by the parent company in March 2003 with a correspondent bank lender, as described under Sources of Funds – Parent Company Funding Sources, above. The affiliate banks’ source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank.

Interest rate risk is the exposure of the Company’s financial condition to adverse changes in market interest rates. In an effort to estimate the impact of sustained interest rate movements to the Company’s earnings, the Company monitors interest rate risk through computer-assisted simulation modeling of its net interest income. The Company’s simulation modeling monitors the potential impact to net interest income under various interest rate scenarios. The Company’s objective is to actively manage its asset/liability position within a one-year interval and to limit the risk in any of the interest rate scenarios to a reasonable level of tax-equivalent net interest income within that interval. Funds Management Committees at the holding company and each affiliate bank monitor compliance within established guidelines of the Funds Management Policy. See the Quantitative and Qualitative Disclosures About Market Risk section for further discussion regarding interest rate risk.

EXPECTED EFFECTS OF PURCHASE OF SHARES PURSUANT TO TENDER OFFER

THE TENDER OFFER AND ITS FINANCING

The Company on February 7, 2003, commenced a tender offer for up to 1,000,000 of its common shares, at $20 per share, net to the seller. The Company has reserved the right to purchase up to an additional 225,000 shares if they are tendered pursuant to the offer, but it is not obligated to do so. The offer is scheduled to expire at 5:00 pm CST on March 14, 2003, unless the Company elects to extend the offer. The complete terms and conditions of the offer are filed as exhibits to a Tender Offer Statement on Schedule TO that was filed by the Company on February 7, 2003, as amended, which is available free of charge by accessing the Securities and Exchange Commission site on the World Wide Web, www.sec.gov.

Assuming the Company purchases the maximum of 1,000,000 shares that it is obligated to purchase pursuant to the offer at a purchase price of $20.00 per share, the Company expects the maximum aggregate cost of such purchase to be approximately $20,288,000, including estimated fees and expenses of approximately $288,000. If as many as 1,225,000 shares are tendered under the offer and the Company elects to purchase all of the additional 225,000 shares, the Company expects the maximum aggregate cost to be approximately $24,806,000, including estimated fees and expenses of approximately $306,000.

The Company intends to fund approximately $15,000,000 of its potential obligation to purchase shares pursuant to the offer and to pay related fees and expenses by applying cash and investments currently held by the parent company. If the Company requires more than $15,000,000 in order to purchase shares validly tendered under the offer and pay related fees and expenses, the Company expects to finance the additional funds requirements by drawing against a revolving line of credit that it proposes to establish with Bank One, N.A., Chicago, Illinois (“Bank One”). Bank One has issued a commitment letter to the Company to establish a $10,000,000 revolving line of credit for the purpose of funding stock repurchases and parent company working capital needs, with a proposed maturity date for the repayment of principal and all accrued unpaid interest of two years from the date of establishment. Bank One has orally indicated a willingness to increase the amount of its revolving line of credit to an amount greater than $10,000,000, but not more than $15,000,000, and the Company may request a line of credit greater than $10,000,000 in the event that the self tender offer is oversubscribed and the Company elects to purchase more than the 1,000,000 shares that it is obligated to purchase. In accordance with Bank One’s commitment letter, interest on the unpaid balance of the loan is expected to be payable quarterly at a rate of 90-day LIBOR plus 125 basis points and there is expected to be a commitment fee on the unused balance of 15 basis points per annum. Establishment of the credit facility is subject to the execution and delivery of a mutually acceptable loan agreement, which is expected to include usual and customary covenants, including an agreement by the Company not to incur other debt without Bank One’s consent, an agreement that the Company will not pledge to others its investments in its subsidiaries, and an agreement to maintain its capital and the capital of its subsidiaries at “well capitalized” levels as that term is defined by bank regulatory agencies.

PURPOSE AND EXPECTED EFFECTS OF THE OFFER

The Company made the tender offer because it believes that the purchase of its shares is an attractive use of a portion of its available capital on behalf of its shareholders. The Company’s current capital base significantly exceeds the amount of capital that is required by applicable regulatory standards, and the amount of capital needed to support its current and anticipated future operations. As interest rates have declined to 50-year lows, the Company’s incremental current earnings on this excess capital is quite low. The Company therefore believes that the excess capital has had a detrimental effect on the level of the Company’s return on equity and earnings per share.

Assuming continued profitability, the Company believes that the repurchase of shares pursuant to the offer has the potential to increase the Company's return on equity and earnings per share by reducing the amount of equity capital and the number of shares outstanding. The Company's statements, in this paragraph and elsewhere, regarding its expectations that its purchase of shares pursuant to the offer have the potential to increase its return on equity and earnings per share are forward-looking statements. With respect to these statements, readers are cautioned that the Company's expectations regarding enhanced earnings per share and return on equity as a result of the offer assume that the Company purchases a substantial portion of the maximum number of shares that it is seeking to purchase at the offer price, and that the Company's earnings and financial condition are not materially different from its recent earnings and current financial condition, except to the extent that earnings and financial condition are affected by the purchase of the shares pursuant to the offer. Readers are further cautioned that a variety of factors could cause the Company's actual results to differ from those described herein, including general and local economic conditions, interest rate changes, risks associated with acquisitions, credit risks, regulatory risks and competition. For a more complete description of factors that could cause future results to differ from those described in forward-looking statements, see the discussion captioned "Forward-Looking Statements" in Item 1, "Business", which is incorporated herein by reference.

Purchase of a material number of the Company's shares under the offer will result in a decrease in the amount of cash and marketable investments held by the Company, and in particular the amount of cash and marketable investments held by the parent company. See "Sources of Funds -- Parent Company Funding Sources," above, in this Item 7. Further, the Company's equity capital will be reduced to the extent that the Company purchases shares and pays expenses and costs under the tender offer. However, the Company expects that it will continue to remain "Well Capitalized" as that term is defined by federal banking regulations and that its capital levels will continue to significantly exceed the minimum required capital levels for each measure of capital adequacy, even if the Company elects to purchase the maximum number (1,225,000) of shares that it is permitted to buy without amending the offer. See Item 1 of this Report, "Business - Regulation and Supervision," for additional discussion of the term "Well Capitalized" and of the capital adequacy requirements imposed by law on bank holding companies and banks.

The parent company expects to repay any amounts advanced to it by Bank One under the line of credit on or before the line of credit's maturity through future dividends to be received from its subsidiaries. As discussed under "Sources of Funds -- Parent Company Funding Sources," above, in this Item 7, the Company's subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company, and regulatory authorities have the power to restrict or prohibit the payment by such subsidiaries of dividends to the parent company in certain circumstances. At December 31, 2002, the parent company's subsidiary banks had $11.0 million in retained earnings available for dividends to the parent company without prior regulatory approval, and during 2002 the subsidiaries paid the parent company an aggregate of $19.775 million in dividends. Therefore, the statutory and regulatory restrictions on the ability of the Company's subsidiaries to pay dividends to the parent company have not historically had, and are not expected in the future to have, a material impact on the ability of the parent company to meet its cash obligations, even if the Company elects to purchase the maximum number of shares (1,225,000) that it may purchase under the offer. The Company's expectations regarding the ability of its subsidiaries to pay dividends to the parent company in the future that are included in this paragraph are forward-looking statements, however, and the Company's actual experience may differ significantly from its expectations. For a discussion of factors that could cause the asset quality, profitability, cash flow, and capital resources of the subsidiaries to be adversely affected and which therefore could adversely affect the ability of such subsidiaries to pay dividends to the parent company, see "Forward-Looking Statements" in Item 1, "Business," above, which is incorporated herein by reference.

SUMMARY HISTORICAL AND PRO FORMA FINANCIAL INFORMATION.

The following summary historical consolidated financial data as of and for the period ended December 31, 2002 should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

The following summary unaudited pro forma consolidated financial data sets forth the summary historical consolidated financial data as adjusted to give effect to the purchase of 1,000,000 or, alternatively, 1,225,000 shares in the self tender offer at a purchase price of $20.00 per share. Expenses related to the offer have been estimated to be approximately $288,000 if 1,000,000 shares are purchased and $306,000 if 1,225,000 shares are purchased. The summary unaudited pro forma consolidated income statement data gives effect to the purchase of shares pursuant to the offer as if it had occurred on January 1, 2002. The summary unaudited pro forma consolidated balance sheet data gives effect to the purchase of shares pursuant to the offer as if it occurred as of December 31, 2002. The summary unaudited pro forma consolidated financial data does not purport to be indicative of the results that would have been obtained had the purchase of shares in the offer been completed at the dates indicated or the results that may be obtained in the future.

Summary Historical and Pro Forma Financial Information
Dollars in thousands except per share data
                                                                                    Pro forma adjusted
                                                Historical                           as of and for the
                                             as of and for the                      twelve months ended
                                            twelve months ended                      December 31, 2002
                                             December 31, 2002          1.0 million shares       1.225 million shares
                                             -----------------          ------------------       ---------------------

Net Interest Income (1).....................      $ 31,936                 $ 31,519                    $ 31,381
Net Income (1)..............................         9,442                    9,190                       9,107

Year-end Balances:
Total Assets................................      $957,005                 $942,005                    $942,005
Total Long-term Debt........................       121,687                  126,975                     131,493
Total Shareholders' Equity..................       104,519                   84,231                      79,713

Per Share Data (2):
Net Income..................................      $   0.82                 $   0.88                    $   0.89
Cash Dividends..............................      $   0.53                 $   0.53                    $   0.53
Book Value..................................      $   9.12                 $   8.05                    $   7.79

Selected Performance Ratios:
Return on Assets............................          0.94%                    0.93%                       0.92%
Return on Equity............................          9.14%                   11.05%                      11.58%
Equity to Assets............................         10.92%                    8.94%                       8.46%
Dividend Payout.............................         64.99%                   60.67%                      59.84%
(1)
The cash and marketable securities used to purchase shares under the tender offer were assumed to total approximately $15 million with an average yield of 1.66%. The level of borrowings used to purchase 1.0 million shares under the tender offer was assumed to total approximately $5.3 million at an average cost of 3.04%. The level of borrowings used to purchase 1.225 million shares under the tender offer was assumed to total approximately $9.8 million at an average cost of 3.04%. A blended tax rate of 39.61% was assumed.

(2)	Share and Per Share Data has been retroactively adjusted to give effect for stock dividends and excludes the dilutive effect of stock options.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks which impact the Company’s operations are liquidity risk and interest rate risk, as discussed above.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2002 the Company’s estimated NPV might be expected to increase in the event of an increase in prevailing interest rates, and might be expected to decrease in the event of a decrease in prevailing interest rates (dollars in thousands).

                     Interest Rate Sensitivity as of December 31, 2002
                                                                          Net Portfolio Value
                                              Net Portfolio             as a % of Present Value
                                                  Value                        of Assets
                                                  -----                        ---------
    Changes
   in Rates                              $ Amount      % Change        NPV Ratio        Change
   --------                              --------      --------        ---------        ------
     +2%..........................       $137,035        7.56%          14.52%           55 b.p.
     +1%..........................        133,801        5.02           13.97            84 b.p.
     Base.........................        127,407         ---           13.13               ---
     -1%..........................        115,699       (9.19)          11.82         (131) b.p.
     -2%..........................        105,134      (17.48)          10.65         (117) b.p.

The above discussion, and the portions of “MANAGEMENT’S DISCUSSION AND ANALYSIS” that are referenced in the above discussion contains statements relating to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in “MANAGEMENT’S DISCUSSION AND ANALYSIS” in Item 7 of this report, and those that are described in Item 1 of this report, “Business,” under the caption “Forward-Looking Statements,” which discussions are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

Independent Auditors' Report

Board of Directors and Shareholders
German American Bancorp
Jasper, Indiana

         We have audited the accompanying consolidated balance sheets of German American Bancorp as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         As disclosed in Note 18, during 2002 the Company adopted new accounting guidance for goodwill and intangible assets.

         /s/ Crowe, Chizek and Company LLP

Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 13, 2003

Consolidated Balance Sheets
Dollars in thousands, except per share data

                                                                                          December 31,
                                                                                     2002               2001
                                                                                     ----               ----
ASSETS
Cash and Due from Banks......................................................... $    27,627        $    36,893
Federal Funds Sold and Other Short-term Investments.............................       8,118             62,235
                                                                                 -----------        -----------

    Cash and Cash Equivalents...................................................      35,745             99,128

Interest-bearing Time Deposits with Banks.......................................         ---                299
Securities Available-for-Sale, at Market........................................     223,848            168,094
Securities Held-to-Maturity, at Cost............................................      20,833             23,056

Loans Held-for-Sale.............................................................      13,138              5,538

Loans  .........................................................................     612,175            657,889
Less:   Unearned Income.........................................................      (1,434)              (723)
    Allowance for Loan Losses...................................................      (8,301)           (8,388)
                                                                                 -----------        -----------
Loans, Net......................................................................     602,440            648,778

Stock in FHLB of Indianapolis and Other Restricted Stock, at cost...............      12,462             12,596
Premises, Furniture and Equipment, Net..........................................      21,966             20,016
Other Real Estate...............................................................       1,812              1,612
Goodwill........................................................................       1,794              1,221
Intangible Assets...............................................................         458                764
Accrued Interest Receivable and Other Assets....................................      22,509             34,009
                                                                                 -----------        -----------

        TOTAL ASSETS............................................................ $   957,005        $ 1,015,111
                                                                                 ===========        ===========

LIABILITIES
Non-interest-bearing Demand Deposits............................................ $    95,655        $   106,613
Interest-bearing Demand, Savings, and Money Market Accounts.....................     243,202            241,925
Time Deposits ‹ $100,000........................................................     311,489            327,510
Time Deposits $100,000 or more and Brokered Deposits............................      56,848             50,826
                                                                                 -----------        -----------

    Total Deposits..............................................................     707,194            726,874

FHLB Advances and Other Borrowings..............................................     132,319            174,385
Accrued Interest Payable and Other Liabilities..................................      12,973             11,643
                                                                                 -----------        -----------

        TOTAL LIABILITIES.......................................................     852,486            912,902

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized.......      11,461             11,039
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued.....         ---                ---
Additional Paid-in Capital......................................................      78,836             72,238
Retained Earnings...............................................................      12,298             18,133
Accumulated Other Comprehensive Income (Loss)...................................       1,924                799
                                                                                 -----------        -----------

        TOTAL SHAREHOLDERS' EQUITY..............................................     104,519            102,209
                                                                                 -----------        -----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................. $   957,005        $ 1,015,111
                                                                                 ===========        ===========

End of period shares issued and outstanding.................................... . 11,460,731         11,038,675
                                                                                 ===========        ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

                                                                                        Years ended December 31,
                                                                                  2002             2001           2000
                                                                                  ----             ----           ----
INTEREST INCOME
Interest and Fees on Loans..................................................     $48,471        $58,445        $64,176
Interest on Federal Funds Sold and Other Short-term Investments.............         754          2,093            496
Interest and Dividends on Securities:
    Taxable.................................................................       7,144          6,868         11,195
    Non-taxable.............................................................       4,125          3,663          3,452
                                                                                 -------        -------        -------
       TOTAL INTEREST INCOME................................................      60,494         71,069         79,319

INTEREST EXPENSE
Interest on Deposits........................................................      18,676         27,465         32,166
Interest on FHLB Advances and Other Borrowings..............................       9,882         11,452         13,480
                                                                                 -------        -------        -------
    TOTAL INTEREST EXPENSE..................................................      28,558         38,917         45,646
                                                                                 -------        -------        -------

NET INTEREST INCOME.........................................................      31,936         32,152         33,673
Provision for Loan Losses...................................................       1,115            660          2,231
                                                                                 -------        -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........................      30,821         31,492         31,442

NON-INTEREST INCOME
Trust and Investment Product Fees...........................................       1,419          1,290          1,373
Service Charges on Deposit Accounts.........................................       2,574          2,485          2,139
Insurance Revenues..........................................................       2,818          3,275          2,723
Other Operating Income......................................................       1,056          1,212          1,314
Net Gains on Sales of Loans and Related Assets, and Provision for
    Losses on Loans Held-for-Sale...........................................       1,625          1,509         (4,998)
Net Gain / (Loss) on Sales of Securities....................................          17              1             (8)
                                                                                 -------        -------        -------
    TOTAL NON-INTEREST INCOME...............................................       9,509          9,772          2,543
                                                                                 -------        -------        -------

NON-INTEREST EXPENSE
Salaries and Employee Benefits..............................................      17,443         16,669         15,454
Occupancy Expense...........................................................       2,184          2,003          1,854
Furniture and Equipment Expense.............................................       1,866          1,863          2,046
Data Processing Fees........................................................       1,098          1,126            884
Professional Fees...........................................................       1,170            950          1,333
Advertising and Promotion...................................................         738          1,014            870
Supplies....................................................................         660            721            798
Other Operating Expenses....................................................       3,742          4,962          4,999
                                                                                 -------        -------        -------
    TOTAL NON-INTEREST EXPENSE..............................................      28,901         29,308         28,238
                                                                                 -------        -------        -------

Income before Income Taxes..................................................      11,429         11,956          5,747
Income Tax Expense..........................................................       1,987          2,763            459
                                                                                 -------        -------        -------
NET INCOME..................................................................     $ 9,442        $ 9,193        $ 5,288
                                                                                 =======        =======        =======

Earnings per Share and Diluted Earnings per Share...........................     $  0.82        $  0.79        $  0.46

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Dollars in thousands, except per share data

                                                                     Common
                                                                     Stock/                  Accumulated
                                                                   Additional                   Other          Total
                                                                    Paid-in     Retained    Comprehensive  Shareholders'
                                                                    Capital     Earnings         Income       Equity
                                                                    -------     --------         ------       ------

Balances, January 1, 2000.......................................   $  67,044    $ 30,588       $(3,947)      $ 93,685

Comprehensive Income:
   Net Income...................................................                   5,288                        5,288
   Change in Unrealized Gain / (Loss)
     on Securities Available-for-Sale...........................                                 3,184          3,184
                                                                                                             --------
       Total Comprehensive Income...............................                                                8,472
Cash Dividends ($.46 per Share, as restated for
     pooling of interests)......................................                  (5,211)                      (5,211)
Issuance of Common Stock for:
   Exercise of Stock Options (9,646 shares).....................          78                                       78
   Director Stock Awards (21,480 shares)........................         296                                      296
   5% Stock Dividend (558,883 shares)...........................       6,292      (6,292)                         ---
Employee Stock Purchase Plan....................................         (40)                                     (40)
Purchase of Interest in Fractional Shares..................                          (20)                         (20)
                                                                   ---------    --------       -------       --------
Balances, December 31, 2000.....................................      73,670      24,353          (763)        97,260

Comprehensive Income:
   Net Income...................................................                   9,193                        9,193
   Change in Unrealized Gain / (Loss)
     on Securities Available-for-Sale...........................                                 1,562          1,562
                                                                                                             --------
  Total Comprehensive Income....................................                                               10,755
Cash Dividends ($.51 per Share).................................                  (5,882)                      (5,882)
Issuance of Common Stock for:
   Director Stock Awards (22,627 shares)........................         311                                      311
   Employee Benefit Plans (1,661 shares)........................          26                                       26
   Dividend Reinvestment Plan (7,124 shares)....................         113                                      113
   5% Stock Dividend (550,752 shares)...........................       9,507      (9,507)                         ---
Employee Stock Purchase Plan....................................        (201)                                    (201)
Purchase and Retirement of Common Stock (9,798 shares)..........        (149)                                    (149)
Purchase of Interest in Fractional Shares.......................                     (24)                         (24)
                                                                   ---------    --------       -------       --------
Balances, December 31, 2001.....................................      83,277      18,133           799        102,209

Comprehensive Income:
   Net Income...................................................                   9,442                        9,442
   Change in Unrealized Gain / (Loss)
     on Securities Available-for-Sale...........................                                 1,125          1,125
                                                                                                             --------
  Total Comprehensive Income....................................                                               10,567
Cash Dividends ($.53 per Share).................................                  (6,136)                      (6,136)
Issuance of Common Stock for:
   Exercise of Stock Options (6,264 shares).....................         287        (263)                          24
   Director Stock Awards (19,700 shares)........................         309                                      309
   Employee Benefit Plans (3,251 shares)........................          52                                       52
   Dividend Reinvestment Plan (16,232 shares)...................         275                                      275
   5% Stock Dividend (544,051 shares)...........................       8,846      (8,846)                         ---
Employee Stock Purchase Plan....................................         (66)                                     (66)
Purchase and Retirement of Common Stock (173,533 shares)........      (2,683)                                  (2,683)
Purchase of Interest in Fractional Shares.......................                     (32)                         (32)
                                                                   ---------    --------       -------       --------
Balances, December 31, 2002.....................................   $  90,297    $ 12,298       $ 1,924       $104,519
                                                                   =========    ========       =======       ========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

                                                                                      Years Ended December 31,
                                                                                 2002           2001          2000
                                                                                 ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income...............................................................     $    9,442     $   9,193     $   5,288
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
    Net (Accretion) / Amortization on Securities.........................          1,635           366           144
    Depreciation and Amortization........................................          2,125         2,258         2,291
    Amortization and Impairment of Mortgage Servicing Rights ............            992           651           233
Net Change in Loans Held-for-Sale........................................         (7,010)       65,834        (3,773)
    Loss in Investment in Limited Partnership............................            170           259           203
Provision for Loan Losses................................................          1,115           660         2,231
    Loss (Gain) on Sale of Securities, net...............................            (17)           (1)            8
    Loss (Gain) on Sales of Loans and Related Assets, and Provision
       for Losses On Loans Held-for-Sale.................................         (1,625)       (1,509)        4,998
    Loss / (Gain) on Disposition and Impairment of Premises and Equipment            (48)           57            13
    Director Stock Awards................................................            309           311           296
    Change in Assets and Liabilities:
       Interest Receivable and Other Assets..............................         10,836        (7,678)       (1,625)
       Interest Payable and Other Liabilities............................          1,330          (105)          237
                                                                              ----------     ---------     ---------
          Net Cash from Operating Activities.............................         19,254        70,296        10,544

CASH FLOWS FROM INVESTING ACTIVITIES
    Change in Interest-bearing Balances with Banks.......................            299         1,196         5,957
    Proceeds from Maturities of Securities Available-for-Sale............         68,351       112,037        12,057
    Proceeds from Sales of Securities Available-for-Sale.................         19,975           ---           742
    Purchase of Securities Available-for-Sale............................       (143,944)      (87,082)       (4,717)
    Proceeds from Maturities of Securities Held-to-Maturity..............          2,223           277         4,087
    Purchase of Securities Held-to-Maturity..............................            ---          (540)       (2,657)
    Purchase of Loans....................................................         (4,701)          ---        (1,472)
    Proceeds from Sales of Loans.........................................          1,025         2,290           500
    Loans Made to Customers, net of Payments Received....................         47,047        47,583       (41,887)
    Proceeds from Sales of Mortgage Servicing Rights.....................            ---           ---           528
    Proceeds from Sales of Other Real Estate.............................          1,353         1,916         3,320
    Property and Equipment Expenditures..................................         (4,175)       (1,831)       (1,994)
    Proceeds from Sales of Property and Equipment........................            547           347            16
    Acquire Affiliates...................................................           (325)         (150)         (317)
                                                                              ----------     ---------     ---------
          Net Cash from Investing Activities.............................        (12,325)       76,043       (25,837)

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Deposits...................................................        (19,680)       (8,696)      (15,858)
    Change in Short-term Borrowings......................................         (7,027)      (35,200)      (20,255)
    Advances in Long-term Debt...........................................          1,145           ---       132,850
    Repayments of Long-term Debt.........................................        (36,184)      (25,645)      (77,382)
    Issuance of Common Stock.............................................            351           139            78
    Purchase / Retire Common Stock.......................................         (2,683)         (149)          ---
    Employee Stock Purchase Plan.........................................            (66)         (201)          (40)
    Dividends Paid.......................................................         (6,136)       (5,882)       (5,211)
    Purchase of Interests in Fractional Shares...........................            (32)          (24)          (20)
                                                                              ----------     ---------     ---------
          Net Cash from Financing Activities.............................        (70,312)      (75,658)       14,162
                                                                              ----------     ---------     ---------

Net Change in Cash and Cash Equivalents..................................        (63,383)       70,681        (1,131)
    Cash and Cash Equivalents at Beginning of Year.......................         99,128        28,447        29,578
                                                                              ----------     ---------     ---------
    Cash and Cash Equivalents at End of Year.............................     $   35,745     $  99,128     $  28,447
                                                                              ==========     =========     =========
Cash Paid During the Year for:
    Interest.............................................................     $   29,255     $  40,129     $  44,957
    Income Taxes.........................................................          1,214           858         3,233

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands

NOTE 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
German American Bancorp operations are primarily comprised of three business segments: core banking, mortgage banking and insurance operations. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to accounting principles generally accepted in the United States of America. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates susceptible to change in the near term include the allowance for loan losses, impaired loans, and the fair value of mortgage servicing rights and financial instruments.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or fair value, in aggregate.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is discontinued on impaired loans and loans past due 90 days or more, unless the loan is well secured and in process of collection. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgement, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial, agricultural and poultry loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 1 - Summary of Significant Accounting Policies (continued)

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

Goodwill and Other Intangible Assets
Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002, the company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized on an accelerated (core deposit) or straight-line method over their estimated useful lives, which range from 7 to 10 years.

Servicing Rights
Servicing rights are recognized and included with other assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type, interest rates and age. Fair value is determined based upon discounted cash flows using market based assumptions.

Stock Compensation
Compensation expense under stock options is reported, if applicable, using the intrinsic value method. No compensation expense has been recognized in net income. Financial Accounting Standard No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard’s fair value method been used to measure compensation cost for stock option plans.

                                                                            2002        2001         2000
                                                                            ----        ----         ----
Net Income as Reported.............................................        $9,442      $9,193       $5,288
Compensation Expense Under Fair Value Method, Net of Tax...........           233         135           80
                                                                           ------      ------       ------
Pro forma Net Income...............................................        $9,209      $9,058       $5,208
Pro forma Earnings per Share and Diluted Earnings per Share........        $ 0.80      $ 0.78       $ 0.45
Earnings per Share and Diluted Earnings per Share as Reported......        $ 0.82      $ 0.79       $ 0.46

For options granted during 2002, 2001 and 2000, the weighted-average fair values at grant date are $2.94, $2.67 and $2.57, respectively. The fair value of options granted during 2002, 2001 and 2000 was estimated using the following weighted-average information: risk-free interest rate of 3.95%, 4.94% and 6.14%, expected life of 4.1, 4.9 and 4.9 years, expected volatility of stock price of ..26, .26 and .24, and expected dividends of 3.30%, 3.02% and 4.00% per year.

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

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 1 - Summary of Significant Accounting Policies (continued)

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

New Accounting Pronouncements
New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that adoption of the new accounting standards in 2003 will not have a material impact on the Company's financial condition or results of operations.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 2 - Securities

The amortized cost, gains and losses recognized in accumulated other comprehensive income (loss) and fair value of Securities Available-for-Sale were as follows:

                                                                                   Gross          Gross
                                                                  Amortized      Unrealized     Unrealized     Fair
Securities Available-for-Sale:                                       Cost          Gains          Losses       Value
                                                                     ----          -----          ------       -----
2002
U.S. Treasury Securities and Obligations of
    U.S. Government Corporations and Agencies...............      $   9,500         $   35      $   ---       $  9,535
Obligations of State and Political Subdivisions.............         46,383          1,310          (83)        47,610
Asset-/Mortgage-backed Securities...........................        143,247          2,253          (15)       145,485
Corporate Securities........................................          4,990            ---          ---          4,990
Equity Securities...........................................         16,809            137         (718)        16,228
                                                                  ---------         ------      -------       --------
    Total...................................................      $ 220,929         $3,735      $  (816)      $223,848
                                                                  =========         ======      =======       ========
2001
U.S. Treasury Securities and Obligations of
    U.S. Government Corporations and Agencies...............      $   3,000         $   39      $   ---       $  3,039
Obligations of State and Political Subdivisions.............         53,490            909         (506)        53,893
Asset-/Mortgage-backed Securities...........................         93,491            885         (104)        94,272
Equity Securities...........................................         16,813            171          (94)        16,890
                                                                  ---------         ------      -------       --------
    Total...................................................      $ 166,794         $2,004      $  (704)      $168,094
                                                                  =========         ======      =======       ========

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

                                                                                    Gross         Gross
                                                                  Carrying       Unrecognized   Unrecognized   Fair
Securities Held-to-Maturity:                                       Amount           Gains         Losses       Value
                                                                   ------           -----         ------       -----
2002
Obligations of State and Political Subdivisions.............      $  20,833         $  744      $   (11)      $ 21,566
Asset-/Mortgage-backed Securities...........................            ---            ---          ---            ---
                                                                  ---------         ------      -------       --------
    Total...................................................      $  20,833         $  744      $   (11)      $ 21,566
                                                                  =========         ======      =======       ========

2001
Obligations of State and Political Subdivisions.............      $  23,056         $  468      $   (80)      $ 23,444
Asset-/Mortgage-backed Securities...........................            ---            ---          ---            ---
                                                                  ---------         ------      -------       --------
    Total...................................................      $  23,056         $  468      $   (80)      $ 23,444
                                                                  =========         ======      =======       ========

The amortized cost and fair value of Securities at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

                                                             Amortized             Fair
                                                               Cost                Value
                                                               ----                -----
Securities Available-for-Sale:
Due in one year or less...............................       $    7,390          $   7,420
Due after one year through five years.................           15,386             15,641
Due after five years through ten years................           12,810             13,328
Due after ten years...................................           25,287             25,746
Asset- / Mortgage-backed Securities...................          143,247            145,485
Equity Securities.....................................           16,809             16,228
                                                             ----------          ---------
    Totals............................................       $  220,929          $ 223,848
                                                             ==========          =========

                                                               Carrying             Fair
                                                                Amount              Value
                                                                ------              -----
Securities Held-to-Maturity:
Due in one year or less...............................       $    1,441          $   1,451
Due after one year through five years.................            7,523              7,786
Due after five years through ten years................            6,370              6,642
Due after ten years...................................            5,499              5,687
                                                             ----------          ---------
    Totals............................................       $   20,833          $  21,566
                                                             ==========          =========

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 2 - Securities (continued)

The amortized cost of securities at December 31, 2002 are shown in the following table by contractual maturity, except for asset- / mortgage-backed securities, which are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities totaling $16,809 do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2002:

                                  Within               After One But              After Five But             After Ten
                                 One Year            Within Five Years           Within Ten Years              Years
                             ---------------        -------------------         -----------------         ----------------
                             Amount    Yield        Amount        Yield         Amount      Yield         Amount     Yield
                             ------    -----        ------        -----         ------      -----         ------     -----
U.S. Treasuries and
    Agencies.............. $     ---    N/A       $   9,500       3.16%       $     ---       N/A        $   ---      N/A
State and Political
    Subdivisions..........     3,841   6.35%         13,409       7.23%          19,180      7.95%        30,786     6.95%
Asset- / Mortgage-backed
    Securities............    75,370   3.98%         52,444       4.11%           3,109      4.13%        12,324     4.06%
Corporate Securities......     4,990   2.22%            ---        N/A              ---       N/A            ---      N/A
                           ---------              ---------                   ---------                  -------
       Totals............. $  84,201   3.98%      $  75,353       4.55%       $  22,289      7.42%       $43,110     6.12%
                           =========              =========                   =========                  =======

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

Proceeds from the Sales of Securities are summarized below:

                                             2002                              2001                               2000
                                             ----                              ----                               ----
                                          Available- Held-to-                Available- Held-to-                Available-  Held-to-
                                Trading   for-Sale   Maturity       Trading  for-Sale   Maturity        Trading  for-Sale   Maturity
                                -------   --------   --------       -------  --------   --------        -------  --------   --------
Proceeds from Sales and Calls   $  ---     $19,975    $ ---         $ ---     $ ---      $ 51          $ ---      $742        $387
Gross Gains on Sales and Calls     ---          17      ---           ---       ---         1            ---       ---           6
Gross Losses on Sales and Calls    ---         ---      ---           ---       ---       ---            ---        (6)         (8)

Income Taxes on Gross Gains        ---           6      ---           ---       ---       ---            ---       ---           2
Income Taxes On Gross Losses       ---         ---      ---           ---       ---       ---            ---        (2)         (3)

The securities held-to-maturity proceeds and gross gains and losses in 2001 and 2000 resulted from the call of securities.

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $89,260 and $50,729 as of December 31, 2002 and 2001, respectively.

NOTE 3 - Loans

Loans are comprised of the following classifications at December 31,

                                                                           2002             2001
                                                                           ----             ----
Residential Mortgage Loans.........................................  $   156,180      $   227,502
Agricultural and Poultry Loans.....................................       86,264           78,675
Commercial and Industrial Loans....................................      252,744          227,872
Consumer Loans.....................................................      116,987          123,840
                                                                     -----------      -----------
    Totals.........................................................  $   612,175      $   657,889
                                                                     ===========      ===========
Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing and Restructured Loans....  $     1,460      $     1,283
Non-accrual loans..................................................        1,773            3,452
                                                                     -----------      -----------
    Totals.........................................................  $     3,233      $     4,735
                                                                     ===========      ===========

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 3 - Loans (continued)

Information regarding impaired loans:                                          2002       2001
                                                                               ----       ----

Year-end impaired loans with no allowance for loan losses allocated........   $  513     $  549
Year-end impaired loans with allowance for loan losses allocated...........      720        371

Amount of allowance allocated to impaired loans............................      209        104
                                                                                                        2000
                                                                                                        ----

Average balance of impaired loans during the year..........................    2,025      1,628        $4,939

Interest income recognized during impairment...............................      110        249           367
Interest income recognized on cash basis...................................      101        212           358

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2002. A summary of the activity of these loans follows:

  Balance                         Changes                                      Balance
 January 1,                     in Persons           Deductions              December 31,
    2002         Additions       Included      Collected     Charged-off        2002
-----------------------------------------------------------------------------------------
 $ 16,748         $5,482          $ 143         $(8,543)      $  ---         $ 13,830

NOTE 4 - Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

                                                     2002          2001         2000
                                                     ----          ----         ----

Balance as of January 1.........................   $  8,388      $ 9,274      $ 9,101
Provision for Loan Losses.......................      1,115          660        2,231
Recoveries of Prior Loan Losses.................        383          806          359
Loan Losses Charged to the Allowance............     (1,585)      (2,352)      (2,417)
                                                   --------      -------      -------
Balance as of December 31.......................   $  8,301      $ 8,388      $ 9,274
                                                   ========      =======      =======

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 5 - Mortgage Banking

The amount of loans serviced by the Company for the benefit of others was $252,107 and $204,683 at December 31, 2002 and 2001 These loans are owned by outside parties and are not included in the assets of the Company.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows. The net balance of mortgage servicing rights is included in Other Assets.

                                                                 2002           2001         2000
                                                                 ----           ----         ----
       Servicing Rights:
               Beginning of Year...........................    $ 1,979        $   918       $ 1,171
               Additions...................................        986          1,248           329
               Sale of Servicing Assets....................        ---            ---          (402)
               Amortized to Expense........................       (271)          (187)         (180)
                                                               -------        -------       -------
               End of Year.................................    $ 2,694        $ 1,979       $   918
                                                               =======        =======       =======

       Valuation Allowance:
               Beginning of Year...........................    $   517        $    53       $   ---
               Additions Expensed..........................        784            497            53
               Reductions Credited to Expense..............        (63)           (33)          ---
                                                               -------        -------       -------
               End of Year.................................    $ 1,238        $   517       $    53
                                                               =======        =======       =======

The fair value of mortgage servicing rights was $1,488 and $1,480 at December 31, 2002 and 2001.

NOTE 6 - Premises, Furniture, and Equipment

Premises, furniture, and equipment is comprised of the following classifications at December 31,

                                                                    2002               2001
                                                                    ----               ----
Land............................................................ $  3,447           $   3,441
Buildings and Improvements......................................   22,633              20,534
Furniture and Equipment.........................................   14,934              15,732
                                                                 --------           ---------
    Total Premises, Furniture and Equipment.....................   41,014              39,707
    Less:  Accumulated Depreciation.............................  (19,048)            (19,691)
                                                                 --------           ---------
       Total.................................................... $ 21,966           $  20,016
                                                                 ========           =========

Depreciation expense was $2,067, $1,946 and $1,960 for 2002, 2001 and 2000, respectively.

NOTE 7 - Deposits

At year-end 2002, interest-bearing deposits include $243,202 of demand and savings deposits and $368,337 of time deposits. Stated maturities of time deposits were as follows:

          2003.....................................  $ 129,003
          2004.....................................     95,634
          2005.....................................    117,528
          2006.....................................     10,788
          2007.....................................     15,332
          Thereafter...............................         52
                                                     ---------
             Total.................................  $ 368,337
                                                     =========

Time deposits of $100 or more at December 31, 2002 and 2001 were $56,551 and $50,233.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 8 - FHLB Advances and Other Borrowed Money

The Company’s funding sources include Federal Home Loan Bank advances and repurchase agreements. Information regarding each of these types of borrowings is as follows:

                                                                                         2002            2001
                                                                                         ----            ----
Long-term advances from the Federal Home Loan Bank collateralized by
    qualifying mortgages, investment securities, and mortgage-backed securities......  $ 121,462       $156,726
Promissory notes payable.............................................................        225            ---
                                                                                       ---------       --------
    Long-term borrowings.............................................................    121,687        156,726

Repurchase Agreements................................................................     10,632         17,659
                                                                                       ---------       --------
       Total borrowings..............................................................  $ 132,319       $174,385
                                                                                       =========       ========

At December 31, 2002 interest rates on the fixed rate long-term FHLB advances ranged from 4.98% to 7.27% with a weighted average rate of 6.18%. Of the $121.5 million, $80.0 million or 66% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

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

Scheduled principal payments on long-term borrowings at December 31, 2002 are as follows:

       2003.........................................  $12,808
       2004.........................................   30,939
       2005.........................................   41,334
       2006.........................................    1,985
       2007.........................................    1,817
       Thereafter...................................   32,804
                                                     --------
            Total................................... $121,687
                                                     ========

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

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

At December 31, 2002, consolidated and affiliate bank actual capital and minimum required levels are presented below:

                                                                                                   Minimum Required
                                                                                                      To Be Well
                                                                          Minimum Required         Capitalized Under
                                                                             For Capital           Prompt Corrective
                                                     Actual              Adequacy Purposes:       Action Regulations:
                                                     ------              ------------------       -------------------
                                               Amount        Ratio        Amount      Ratio       Amount        Ratio
                                               ------        -----        ------      -----       ------        -----
Total Capital
   (to Risk Weighted Assets)
     Consolidated.......................     $107,999        15.86%      $ 54,473      8.00%     $ 68,091       10.00%
     German American Bank...............       35,330        11.23         25,163      8.00        31,454       10.00
     First American Bank................       16,243        14.23          9,133      8.00        11,416       10.00
     Peoples Bank.......................       12,735        13.05          7,806      8.00         9,758       10.00
     Citizens State Bank................       16,659        11.79         11,303      8.00        14,129       10.00
     First State Bank...................        5,644        10.85          4,160      8.00         5,200       10.00

Tier 1 Capital
   (to Risk Weighted Assets)
     Consolidated.......................     $ 99,698        14.64%      $ 27,237      4.00%     $ 40,855        6.00%
     German American Bank...............       32,201        10.24         12,582      4.00        18,873        6.00
     First American Bank................       14,812        12.98          4,566      4.00         6,849        6.00
     Peoples Bank.......................       11,515        11.80          3,903      4.00         5,855        6.00
     Citizens State Bank................       15,177        10.74          5,651      4.00         8,477        6.00
     First State Bank...................        5,039         9.69          2,080      4.00         3,120        6.00

Tier 1 Capital
   (to Average Assets)
     Consolidated.......................     $ 99,698         9.91%      $ 40,242      4.00%     $ 50,302        5.00%
     German American Bank...............       32,201         7.81         16,502      4.00        20,627        5.00
     First American Bank................       14,812         7.14          8,293      4.00        10,366        5.00
     Peoples Bank.......................       11,515         8.60          5,357      4.00         6,697        5.00
     Citizens State Bank................       15,177         8.04          7,550      4.00         9,438        5.00
     First State Bank...................        5,039         7.31          2,759      4.00         3,448        5.00

At December 31, 2002, the Company and all affiliate Banks were categorized as well-capitalized. At December 31, 2001, the Company and all affiliate Banks, except First State Bank, were categorized as well-capitalized. At December 31, 2001, First State Bank’s total capital was approximately $35 less than the amount required to be well-capitalized and, accordingly, First State Bank was classified as adequately capitalized at that date. Consolidated and bank capital ratios at December 31, 2001 were materially similar to 2002 amounts, except as previously described for First State Bank.

Regulations require the maintenance of certain capital levels at each affiliate bank, and may limit the dividends payable by the affiliates to the holding company, or by the holding company to its shareholders. At December 31, 2002 the affiliates had $11.0 million in retained earnings available for dividends to the parent company without prior regulatory approval.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 9 - Stockholders' Equity (continued)

Stock Options

The Company maintains Stock Option Plans and has reserved 731,276 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of grants of options to officers, directors and other employees of the Company. Options may be designated as “incentive stock options” under the Internal Revenue Code of 1986, or as nonqualified options. While the date after which options are first exercisable is determined by the Stock Option Committee of the Company, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the Plans must be no less than the fair market value of the Common Stock on the date of the grant.

The Plans authorize an optionee to pay the exercise price of options in cash or in common shares of the Company or in some combination of cash and common shares. An optionee may tender already-owned common shares to the Company in exercise of an option. In this instance, the Company is obligated to issue to such optionee a replacement option for the number of shares tendered, as follows: (a) of the same type as the option exercised (either an incentive stock option or a non-qualified option); (b) with the same expiration date; and, (c) priced at the fair market value of the stock on that date. Replacement options may not be exercised until one year from the date of grant.

Changes in options outstanding were as follows, as adjusted to reflect stock dividends:

                                                          Number         Weighted-average
                                                        of Options        Exercise Price
                                                        ----------        --------------

Outstanding, beginning of 2000........................    134,946           $ 16.11
Granted...............................................     94,208             12.64
Exercised.............................................    (10,129)             7.71
Forfeited.............................................     (5,255)            17.99
                                                          -------
Outstanding, end of 2000..............................    213,770             15.30
Granted...............................................     59,451             13.43
Exercised.............................................        ---               ---
Forfeited.............................................     (1,103)            13.15
                                                          -------
Outstanding, end of 2001..............................    272,118             14.90
Granted...............................................     99,105             15.47
Exercised.............................................    (37,596)            13.30
Forfeited.............................................     (5,117)            12.76
                                                          -------
Outstanding, end of 2002..............................    328,510             15.65
                                                          =======

Options outstanding at year-end 2002 are as follows:

                                       Outstanding                           Exercisable
                                       -----------                           -----------
                                             Weighted Average
      Range of                                   Remaining                             Weighted
      Exercise                               Contractual Life                           Average
       Prices                     Number         (in years)             Number       Exercise Price
       ------                     ------         ----------             ------       --------------
$ 12.53 -    $ 13.94             129,238             3.69               52,818          $13.12
$ 14.91  -   $ 16.05             124,857             3.46               37,197           15.25
$ 19.20  -   $ 22.94              74,415            15.57               74,415           19.22
                                 -------                               -------
                                 328,510             6.29              164,430           16.36
                                 =======            =====              =======

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 9 - Stockholders' Equity (continued)

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby full-time employees can purchase the Company's common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the period, whichever is less. The plan provides for the purchase of up to 444,848 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. In August 2002, the Company purchased 23,835 common shares on the open market for $388. Funding for the purchase of common stock was from employee contributions totaling $322 and Company contributions of $66.

Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 578,813 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of December 31, 2002, the Company had purchased 178,179 shares under the program.

Self -Tender Offer

On February 7, 2003 the Company commenced a self-tender offer for up to 1.0 million of its common shares, or approximately 9% of its outstanding shares, at a purchase price of $20 per share. The tender offer is expected to expire on March 14, 2003 unless extended. If more than 1.0 million shares are tendered (and if the Company does not elect to purchase all of the excess shares), tendering shareholders owning of record or beneficially fewer than 100 shares, with certain exceptions, will have their shares purchased without proration. Other shares will be purchased pro rata if the Company does not elect to purchase all the excess shares. The Company expects to remain categorized as "well-capitalized" after the repurchase.

NOTE 10 - Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all full-time employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $1,184, $982, and $596 for 2002, 2001, and 2000, respectively.

The Company self-insures employee health benefits for the majority of its affiliate banks. Stop loss insurance covers annual losses exceeding $70 per covered individual and approximately $1,264 in the aggregate. Management's policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $873, $861, and $712 for 2002, 2001 and 2000, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans the company agrees, in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $3,151 and $3,144 at December 31, 2002 and 2001. Deferred compensation expense was $327, $329 and $404 for 2002, 2001 and 2000. In conjunction with the plans, the Company has purchased life insurance on the directors and officers. The cash surrender value of that insurance is carried as an other asset on the consolidated balance sheet, and was $7,354 and $7,037 at December 31, 2002 and 2001.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. During 2002 and 2001, losses of $39 and $83 were incurred on partial settlements of the plan.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 10 - Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company's plan as of December 31, 2002 and 2001 is as follows:

                                                            2002                2001
                                                            ----                ----

Obligation at beginning of year........................... $  907             $ 1,273
Service cost..............................................    ---                 ---
Interest cost.............................................     66                  93
Benefits paid.............................................   (156)               (448)
Actuarial gain (loss).....................................    123                (119)
Adjustment in cost of settlement..........................     19                 108
                                                           ------             -------
Obligation at end of year.................................    959                 907
                                                           ------             -------
Changes in Plan Assets:
Fair value at beginning of year...........................    938               1,279
Actual return on plan assets..............................    ---                 107
Employer contributions....................................    ---                 ---
Benefits paid.............................................   (156)               (448)
                                                           ------             -------
Fair value at end of year.................................    782                 938
                                                           ------             -------
Funded Status:
Funded status at end of year..............................   (177)                 31
Unrecognized prior service cost...........................    (11)                (14)
Unrecognized net loss.....................................    337                 201
Unrecognized transition asset.............................     (9)                (12)
Minimum pension liability.................................   (317)                ---
                                                           ------             -------
Pension (liability) or prepaid benefit cost............... $ (177)            $   206
                                                           ======             =======

Net periodic pension expense (benefit) for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                             2002        2001        2000
                                                             ----        ----        ----

Service cost..............................................  $ ---       $ ---       $  ---
Interest cost.............................................     66          94           80
Expected return on assets.................................    (50)        (69)         (75)
Amortization of transition amount.........................     (2)         (3)          (3)
Amortization of prior service cost........................     (3)         (3)          (3)
Recognition of net loss...................................     15          35          ---
                                                            -----       -----       ------
Net periodic pension expense (benefit)....................  $  26       $  54       $   (1)
                                                            =====       =====       ======

The weighted-average assumed rate of return on plan assets was 5.0% for 2002 and 5.5% for 2001 and 2000. The weighted-average assumed discount rate used in determining the actuarial present value of accumulated benefit obligations at December 31, 2002 was 6.5% and at December 31, 2001 and 2000 was 7.5%. The weighted-average rate of increase in future compensation levels was not applicable for all years presented.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 11 - Income Taxes

                                                                       2002            2001             2000
The provision for income taxes consists of the following:              ----            ----             ----
Currently Payable.............................................      $ 2,005         $   855          $ 3,080
Deferred......................................................          (18)          1,954           (2,574)
Net Operating Loss Carryforward...............................          ---             (46)             (47)
                                                                    -------         -------          -------
    Total.....................................................      $ 1,987         $ 2,763          $   459
                                                                    =======         =======          =======

Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income as follows:

                                                                       2002            2001             2000
                                                                       ----            ----             ----
Statutory Rate Times Pre-tax Income...........................      $ 3,886         $ 4,065          $ 1,954
Add/(Subtract) the Tax Effect of:
    Income from Tax-exempt Loans and Investments..............       (1,292)         (1,007)            (960)
    Non-deductible Merger Costs...............................          ---             ---               94
    State Income Tax, Net of Federal Tax Effect...............           95             560              124
    Low Income Housing Credit.................................         (525)           (520)            (665)
    Dividends Received Deduction..............................         (207)           (204)            (151)
    Other Differences ........................................           30            (131)              63
                                                                    -------         -------          -------
      Total Income Taxes......................................      $ 1,987         $ 2,763          $   459
                                                                    =======         =======          =======

The net deferred tax asset at December 31 consists of the following:

                                                                       2002            2001
                                                                       ----            ----
Deferred Tax Assets:
    Allowance for Loan Losses.................................      $ 2,265         $ 2,179
    Deferred Compensation and Employee Benefits...............        1,853           1,801
    Intangibles...............................................           78             136
    Unused Tax Credits........................................        1,557             995
    Other.....................................................          259             292
                                                                    -------         -------
      Total Deferred Tax Assets...............................        6,012           5,403

Deferred Tax Liabilities:
    Depreciation..............................................         (685)           (564)
    Leasing Activities, Net...................................         (415)           (131)
    Mortgage Servicing Rights.................................         (571)           (563)
    Investment in Low Income Housing Partnerships.............         (291)           (298)
    Unrealized Appreciation on Securities.....................         (995)           (501)
    Other.....................................................         (572)           (384)
                                                                    -------         -------
      Total Deferred Tax Liabilities..........................       (3,529)         (2,441)
Valuation Allowance...........................................          (45)            (48)
                                                                    -------         -------
      Net Deferred Tax Asset..................................      $ 2,438         $ 2,914
                                                                    =======         =======

The Company has $1,031 of general business credit carryforward which will expire in 2021 and 2022. The Company also has $526 of alternative minimum tax credit carryforward which under current tax law has no expiration period.

Under the Internal Revenue Code, through 1996 First Federal Bank (now First American Bank) was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. Subject to certain limitations, First Federal Bank was permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. First Federal Bank generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, First Federal Bank was only allowed a deduction based on actual loss experience. Retained earnings at December 31, 2002, include approximately $2,300 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2002 was approximately $782.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 12 - Per Share Data

Basic Earnings and Diluted Earnings per Share amounts have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

                                                              2002                 2001                 2000
                                                              ----                 ----                 ----
Basic Earnings per Share:
Net Income..............................................  $      9,442        $       9,193         $      5,288
Weighted Average Shares Outstanding.....................    11,486,776           11,572,927           11,554,395
                                                          ------------        -------------         ------------
    Basic Earnings per Share............................  $       0.82        $        0.79         $       0.46
                                                          ============        =============         ============

Diluted Earnings per Share:
Net Income..............................................  $      9,442        $       9,193         $      5,288
Weighted Average Shares Outstanding.....................    11,486,776           11,572,927           11,554,395
Stock Options, Net......................................        31,049               12,291                   53
                                                          ------------        -------------         ------------

Diluted Weighted Average Shares Outstanding.............    11,517,825           11,585,218           11,554,448
                                                          ------------        -------------         ------------
    Diluted Earnings per Share..........................  $       0.82        $        0.79         $       0.46
                                                          ============        =============         ============

NOTE 13 - Lease Commitments

The total rental expense for all leases for the years ended December 31, 2002, 2001, and 2000 was $161, $180, and $156 respectively, including amounts paid under short-term cancelable leases.

At December 31, 2002, the German American Bank subleased space for two branch-banking facilities from a company controlled by a director and principal shareholder of the Company. The subleases expire in 2005 and 2008 with various renewal options provided. Aggregate annual rental payments to this Director’s company totaled $51 for 2002. Exercise of the Bank’s sublease renewal options is contingent upon the Director’s company renewing its primary leases.

At December 31, 2002, the German American Bancorp leased space for office facilities from a company controlled by another director and principal shareholder of the Company. The lease expires in 2005 with various renewal options provided. Aggregate annual rental payments to this Director’s company totaled $29 for 2002.

The following is a schedule of future minimum lease payments:

                                                     Premises
                                                     --------
Years Ending December 31:
    2003............................................   $ 131
    2004............................................     118
    2005............................................      78
    2006............................................      53
    2007............................................      53
    Thereafter......................................      66
                                                       -----
      Total.........................................   $ 499
                                                       =====

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

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

Commitments and contingent liabilities are summarized as follows, at December 31,

                                                               2002                 2001
                                                               ----                 ----
Commitments to Fund Loans:
       Home Equity.......................................   $  27,757            $ 24,029
       Credit Card Lines.................................       9,295               8,874
       Commercial Operating Lines........................      39,141              40,330
       Residential Mortgages.............................      28,774              14,236
                                                            ---------            --------
          Total Commitments to Fund Loans................   $ 104,967            $ 87,469
                                                            =========            ========
    Commitments to Sell Loans
       Mandatory.........................................   $     ---            $    ---
       Non-mandatory.....................................      37,621              16,115

    Standby Letters of Credit............................   $   7,461            $  5,880

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

At December 31, 2002 and 2001, respectively, the affiliate banks were required to have $2,144 and $2,739 on deposit with the Federal Reserve, or as cash on hand. These reserves do not earn interest.

NOTE 15 - Non-cash Investing Activities

                                                           2002        2001       2000
                                                           ----        ----       ----
Loans Transferred to Other Real Estate.................  $ 1,975    $  1,766    $  3,473
Securities Transferred to Available-for-Sale...........      ---       5,637       1,181
Loans Transferred to Held-for-Sale.....................      ---         ---      69,839

The above data should be read in conjunction with the Consolidated Statements of Cash Flows. On the date of merger with Holland National Bank in 2000, investment securities with an amortized cost and estimated market value of $1.2 million were reclassified from Held-to-Maturity to Available-for-Sale. This action was taken as a result of the business combination and in order to conform Holland National’s investment portfolio to the Company’s liquidity and interest rate risk policies.

In conjunction with the adoption of FAS 133 as of January 1, 2001, the Company reclassified certain investment securities from the held-to-maturity portfolio to the available-for-sale portfolio. The reclassified securities had a carrying value of $5,637 and a market value of $5,784 resulting in a net increase in equity of $88 at the time of transfer.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 16 - Segment Information

The Company’s operations include three primary segments: core banking, mortgage banking, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and single-family residential mortgage loans, primarily in the affiliate banks’ local markets. The core banking segment also involves providing trust and investment brokerage services to its customers. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; the servicing of mortgage loans for investors; and the operation of a title insurance company. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core segment is comprised of five community banks with 26 retail banking offices and one business lending center in Southwestern Indiana. The five community banks jointly own German American Financial Advisors & Trust Company (GAFA) which provides trust, investment advisory, and brokerage services to customers. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the retail-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio and investment securities portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The insurance segment consists of The Doty Agency, Inc., which provides a full line of personal and corporate insurance products as agent under four distinctive insurance agency names from four offices; and German American Reinsurance Company, Ltd. (GARC), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 16 - Segment Information (continued)

                                                     Core           Mortgage                                    Consolidated
Year Ended December 31, 2002                        Banking          Banking         Insurance       Other         Totals
                                                    -------         --------         ---------       -----      ------------

Net Interest Income..........................      $  32,336       $    (613)         $    19       $    194     $   31,936
Gain on Sales of Loans and Related Assets,
    and Provision for Losses on Loans Held
    for Sale.................................          1,051             574              ---            ---          1,625
Servicing Income.............................            ---             838              ---           (252)           586
Insurance Revenues...........................            146             165            2,639           (132)         2,818
Noncash Items:
    Provision for Loan Losses................          1,365            (250)             ---            ---          1,115
    MSR Amortization & Valuation.............            ---             992              ---            ---            992
Provision for Income Taxes...................          4,736            (632)             353         (2,470)         1,987
Segment Profit (Loss)........................         12,232            (963)             487         (2,314)         9,442
Segment Assets...............................        866,173          79,919            5,140          5,773        957,005

                                                     Core           Mortgage                                    Consolidated
Year Ended December 31, 2001                        Banking          Banking         Insurance       Other         Totals
                                                    -------         --------         ---------       -----      ------------

Net Interest Income..........................      $  30,581       $   1,294          $    36       $    241     $   32,152
Gain on Sales of Loans and Related Assets,
    and Provision for Losses on Loans Held
    for Sale.................................          1,083             426              ---            ---          1,509
Servicing Income.............................            ---             646              ---           (232)           414
Insurance Revenues...........................             18             184            3,073            ---          3,275
Noncash Items:
    Provision for Loan Losses................            660             ---              ---            ---            660
    MSR Amortization & Valuation.............            ---             651              ---            ---            651
Provision for Income Taxes...................          4,661              24              293         (2,215)         2,763
Segment Profit (Loss)........................         10,759              28              501         (2,095)         9,193
Segment Assets...............................        906,286         105,711            4,393         (1,279)     1,015,111

                                                     Core           Mortgage                                    Consolidated
Year Ended December 31, 2000                        Banking          Banking         Insurance       Other         Totals
                                                    -------         --------         ---------       -----      ------------

Net Interest Income..........................      $  30,102       $   3,305          $    10       $    256     $   33,673
Gain on Sales of Loans and Related Assets,
    and Provision for Losses on Loans Held
    for Sale.................................            182          (5,180)             ---            ---         (4,998)
Servicing Income.............................            ---             418              ---            (57)           361
Insurance Revenues...........................            279               9            2,472            (37)         2,723
Noncash Items:
    Provision for Loan Losses................          1,010           1,221              ---            ---          2,231
    MSR Amortization & Valuation.............            ---             233              ---            ---            233
Provision for Income Taxes...................          4,446          (2,129)             190         (2,048)           459
Segment Profit (Loss)........................         10,144          (3,147)             271         (1,980)         5,288
Segment Assets...............................        908,106         164,161            3,868          3,673      1,079,808

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp are presented below:

                                             CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                                    2002              2001
                                                                                    ----              ----
ASSETS
    Cash....................................................................     $   6,444          $   8,909
    Securities Available-for-Sale, at Market................................         6,641              1,672
    Investment in Subsidiary Banks and Bank Holding Company.................        86,563             87,719
    Investment in GAB Mortgage Corp.........................................           291                291
    Investment in Reinsurance Co............................................           344                282
    Furniture and Equipment.................................................         2,357              1,969
    Other Assets............................................................         3,057              2,252
                                                                                 ---------          ---------
       Total Assets.........................................................     $ 105,697          $ 103,094
                                                                                 =========          =========
LIABILITIES.................................................................     $   1,178            $   885

SHAREHOLDERS' EQUITY
    Common Stock............................................................        11,461             11,039
    Additional Paid-in Capital..............................................        78,836             72,238
    Retained Earnings.......................................................        12,298             18,133
    Accumulated Other Comprehensive Income / (Loss).........................         1,924                799
                                                                                 ---------          ---------
       Total Shareholders' Equity...........................................       104,519            102,209
                                                                                 ---------          ---------
       Total Liabilities and Shareholders' Equity...........................     $ 105,697          $ 103,094
                                                                                 =========          =========

                                     CONDENSED STATEMENTS OF INCOME

                                                                        Years ended December 31,
                                                                  2002             2001           2000
                                                                  ----             ----           ----
INCOME
    Dividends from Subsidiaries................................ $ 19,775        $ 10,615        $ 6,695
    Dividend and Interest Income...............................      188             241            257
    Fee Income from Subsidiaries...............................      564             695            577
    Securities Losses, net.....................................      ---             ---             (5)
    Other Income...............................................      108             136             54
                                                                --------        --------        -------
       Total Income............................................   20,635          11,687          7,578

EXPENSES
    Salaries and Benefits......................................    5,015           3,383          2,701
    Professional Fees..........................................      682             730            734
    Occupancy and Equipment Expense............................      587             537            525
    Other Expenses.............................................      622             441            705
                                                                --------        --------        -------
       Total Expenses..........................................    6,906           5,091          4,665
INCOME BEFORE INCOME TAXES AND EQUITY IN
    UNDISTRIBUTED INCOME OF SUBSIDIARIES.......................   13,729           6,596          2,913
Income Tax Benefit.............................................    2,440           1,581          1,447
                                                                --------        --------        -------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
    INCOME OF SUBSIDIARIES.....................................   16,169           8,177          4,360
Equity in Undistributed Income of Subsidiaries.................   (6,727)          1,016            928
                                                                --------        --------        -------
NET INCOME.....................................................    9,442           9,193          5,288

Other Comprehensive Income:
    Unrealized gain/(loss) on Securities, net..................    1,125           1,562          3,184
                                                                --------        --------        -------
       TOTAL COMPREHENSIVE INCOME.............................. $ 10,567        $ 10,755        $ 8,472
                                                                ========        ========        =======

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 17 - Parent Company Financial Statements (continued)

                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Years ended December 31,
                                                                                 2002              2001           2000
                                                                                 ----              ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income...............................................................     $ 9,442           $ 9,193        $ 5,288
    Adjustments to Reconcile Net Income to Net Cash from Operations
    Amortization on Securities...........................................           7                 6             15
Depreciation.............................................................         339               258            227
    Loss / (Gain) on Sale of Securities, net.............................         ---               ---              5
    Gain on Sale of Property and Equipment...............................           1               ---            ---
    Director Stock Awards................................................          88                88             83
    Change in Other Assets...............................................        (798)             (202)           (83)
    Change in Other Liabilities..........................................         292               698             95

    Equity in Undistributed Income of Subsidiaries.......................       6,727            (1,016)          (928)
                                                                              -------           -------        -------
         Net Cash from Operating Activities..............................      16,098             9,025          4,702

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Contribution to Subsidiaries.................................      (4,500)              ---           (200)
    Purchase of Securities Available-for-Sale............................      (4,990)              ---            (74)
    Proceeds from Maturities of Securities Available-for-Sale............         ---               ---          1,593
    Property and Equipment Expenditures..................................        (744)             (623)          (411)
    Proceeds from Sale of Property and Equipment.........................          16               ---            ---
    Acquire Affiliates and Adjust to Conform Fiscal Years................         ---               ---            ---
                                                                              -------           -------        -------
         Net Cash from Investing Activities..............................     (10,218)             (623)           908

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Common Stock.............................................         572               362            291
    Purchase / Retire Common Stock.......................................      (2,683)             (149)           ---
    Employee Stock Purchase Plan.........................................         (66)             (201)           (40)
    Dividends Paid.......................................................      (6,136)           (5,882)        (5,211)
    Purchase of Interest in Fractional Shares............................         (32)              (24)           (20)
                                                                              -------           -------        -------
         Net Cash from Financing Activities..............................      (8,345)           (5,894)        (4,980)
                                                                              -------           -------        -------

Net Change in Cash and Cash Equivalents..................................      (2,465)            2,508            630
    Cash and Cash Equivalents at Beginning of Year.......................       8,909             6,401          5,771
                                                                              -------           -------        -------
    Cash and Cash Equivalents at End of Year.............................     $ 6,444           $ 8,909        $ 6,401
                                                                              =======           =======        =======

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 18 - Business Combinations, Goodwill and Intangible Assets

Information relating to mergers and acquisitions for the three year period ended December 31, 2002, includes:

                                                                     Date              Common              Accounting
     Business Combination                                          Acquired        Shares Issued(4)          Method
     --------------------                                          --------        ----------------          ------

     Fleck Insurance Agency, Inc., Jasper, Indiana                 05/01/00                 ---           Purchase(1)
     Holland Bancorp Inc., Holland, Indiana                        10/01/00           1,097,153           Pooling
     Farmers Agency, Inc., Oakland City, Indiana                   01/02/01                 ---           Purchase(2)
     Tevebaugh & Associates Insurance Inc., Vincennes, Indiana     12/10/02                 ---           Purchase(3)

Certain of the above entities changed their name and/or have been merged into other subsidiaries of the Corporation.

1
This merger was accounted for as a purchase, with net assets acquired of $300. The Company issued no stock in this transaction. The Company recorded goodwill of $298 as a result of this transaction. Reported operating results for periods prior to the merger have not been restated.

2
This merger was accounted for as a purchase, with net assets acquired of $150. The Company issued no stock in this transaction. The Company recorded goodwill of $150 as a result of this transaction. Reported operating results for periods prior to the merger have not been restated.

3
This merger was accounted for as a purchase, with net assets acquired of $325. The Company issued no stock in this transaction. The Company recorded customer list intangible of $325 as a result of this transaction. Reported operating results for periods prior to the merger have not been restated.

4	Adjusted for all subsequent stock dividends.

Upon adopting new accounting guidance in 2002, unidentified intangible assets from bank branch acquisitions were reclassified to goodwill. The changes in the carrying amount of goodwill for the year is as follows:

                                                                  2002
                                                                  ----
     Beginning of Year.......................................... $ 1,221
     Reclassified from unidentified intangible asset............     573
     Goodwill from acquisitions during 2002.....................     ---
                                                                 -------
     End of year................................................ $ 1,794
                                                                 =======

Upon adopting new accounting guidance, goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

                                                                   2002           2001           2000
                                                                   ----           ----           ----
Reported Net Income...........................................   $  9,442        $ 9,193       $ 5,288
      Add back: Goodwill Amortization, net of tax.............        ---            164           156
                                                                 --------        -------       -------
      Adjusted Net Income.....................................   $  9,442        $ 9,357       $ 5,444
                                                                 ========        =======       =======

Earnings per Share and Diluted Earnings per Share:
      Reported Net Income.....................................   $   0.82        $  0.79       $  0.46
      Goodwill Amortization...................................        ---           0.02           .01
                                                                 --------        -------       -------
      Adjusted Net Income.....................................   $   0.82        $  0.81       $  0.47
                                                                 ========        =======       =======

The effect on net income of ceasing goodwill amortization in 2002 was $164.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 18 - Business Combinations, Goodwill and Intangible Assets (continued)

Acquired intangible assets were as follows as of year end:

                                                                      2002
                                                                      ----
                                                              Gross        Accumulated
                                                              Amount      Amortization
                                                              ------      ------------
Core Banking
     Core Deposit Intangible..............................   $   670          $   659
     Unidentified Branch Acquisition Intangible...........       257              140
Mortgage Banking
     Customer List........................................        99               94
Insurance
     Customer List........................................       325              ---
                                                             -------          -------
         Total............................................   $ 1,351          $   893
                                                             =======          =======

                                                                      2001
                                                                      ----
                                                               Gross       Accumulated
                                                              Amount      Amortization
                                                              ------      ------------
Core Banking
     Core Deposit Intangible..............................   $   670          $   638
     Unidentified Branch Acquisition Intangible...........     1,353              646
Mortgage Banking
     Customer List........................................        99               74
Insurance
     Customer List........................................       ---              ---
                                                             -------          -------
         Total............................................   $ 2,122          $ 1,358
                                                             =======          =======

Amortization Expense was $58, $71 and $84 for 2002, 2001, and 2000.

Estimated amortization expense for each of the next five years:

    2003............................. $    77
    2004.............................      66
    2005.............................      64
    2006.............................      64
    2007.............................      64

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

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

                                                                 DECEMBER 31, 2002              DECEMBER 31, 2001
                                                                 -----------------              -----------------
                                                               CARRYING       FAIR           CARRYING        FAIR
                                                                VALUE         VALUE           VALUE          VALUE
                                                                -----         -----           -----          -----
Financial Assets:
    Cash and Short-term Investments.........................  $   35,745   $  35,745        $   99,427    $   99,427
    Securities Available-for-Sale...........................     223,848     223,848           168,094       168,094
    Securities Held-to-Maturity.............................      20,833      21,566            23,056        23,444
    FHLB Stock and Other Restricted Stock...................      12,462      12,462            12,596        12,596
    Loans, including loans held-for-sale, net...............     615,578     627,083           654,316       663,567
    Accrued Interest Receivable.............................       6,273       6,273             7,228         7,228
Financial Liabilities:
    Demand, Savings, and Money Market Deposits..............    (338,857)   (338,857)         (348,538)     (348,538)
    Other Time Deposits.....................................    (368,337)   (377,411)         (378,336)     (380,984)
    Short-term Borrowings...................................     (10,632)    (10,632)          (17,659)      (17,659)
    Long-term Debt..........................................    (121,687)   (133,564)         (156,726)     (158,246)
    Accrued Interest Payable................................      (2,291)     (2,291)           (2,988)       (2,988)
Unrecognized Financial Instruments:
    Commitments to Extend Credit............................         ---         ---               ---           ---
    Standby Letters of Credit...............................         ---         ---               ---           ---
    Commitments to Sell Loans...............................         ---         ---               ---           ---

The carrying amounts of cash, short-term investments, FHLB and other restricted stock, and accrued interest receivable are a reasonable estimate of their fair values. The fair values of securities are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments. The fair value of loans held-for-sale are estimated using commitment prices or market quotes on similar loans. The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities. The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities. Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, which is also assumed to be their fair value. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At December 31, 2002 and 2001, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands

NOTE 20 - Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

                                                           2002         2001          2000
                                                           ----         ----          ----
Unrealized holding gains and (losses) on
    securities available-for-sale....................   $ 1,636     $  2,565      $  5,265
                                                        -------     --------      --------
Reclassification adjustments for gains
    and losses later recognized in income............       (17)         ---             6
                                                        -------     --------      --------
Net unrealized gains and (losses)....................     1,619        2,565         5,271
Tax Effect...........................................      (494)      (1,003)       (2,087)
                                                        -------     --------      --------
Other comprehensive income (loss)....................   $ 1,125     $  1,562      $  3,184
                                                        =======     ========      ========

NOTE 21 - Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

                              Interest     Net Interest       Net            Earnings/(Loss) per Share
                               Income         Income      Income/(Loss)      Basic       Fully Diluted
                               ------         ------      -------------      -----       -------------
2002
----
First Quarter.............    $ 15,461      $  8,034        $ 2,518         $ 0.22          $ 0.22
Second Quarter............      15,429         8,230          2,380           0.21            0.21
Third Quarter.............      15,222         8,099          2,315           0.20            0.20
Fourth Quarter............      14,382         7,573          2,229           0.19            0.19

2001
----
First Quarter.............    $ 19,366      $  8,470        $ 2,391         $ 0.21          $ 0.21
Second Quarter............      18,054         7,963          2,534           0.22            0.22
Third Quarter.............      17,320         7,771          2,443           0.21            0.21
Fourth Quarter............      16,329         7,948          1,825           0.15            0.15

During the fourth quarter 2001, the Company’s operating results were impacted by expenses associated with a branch office consolidation and office facility dispositions and impairment, salaries and employee benefits expenses associated with the Company’s incentive based compensation, and mortgage servicing rights impairment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to Directors and Executive Officers of the Corporation will be included under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 which will be filed with the Commission within 120 days of the end of the fiscal year covered by this Report (the “2003 Proxy Statement”), which section is incorporated herein by reference in partial answer to this Item.

Item 11.    Executive Compensation.

Information relating to compensation of the Corporation’s Executive Officers and Directors will be included under the captions “Executive Compensation” and “Election of Directors -- Compensation of Directors” in the 2003 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions “Election of Directors” and “Principal Owners of Common Shares” of the 2003 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains three plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan, and its 1999 Employee Stock Purchase Plan. Each of these three plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements granted under the terms of one of the three plans identified above. The following table sets for information regarding these plans as of December 31, 2002:

                                                                                                             Number of Securities Remaining
                                                         Number of Securities to       Weighted Average       Available for Future Issuance
                                                         be Issued upon Exercise       Exercise Price of     under Equity Compensation Plans
                                                         of Outstanding Options,      Outstanding Options,       (Excluding Securities
                Plan Category                              Warrants or Rights         Warrants and Rights       Reflected in First Column)
                -------------                              ------------------         -------------------    -------------------------------
Equity compensation plans approved by security holders       328,510(a)                      $15.29                    605,780(b)
Equity compensation plans not approved by security holders       ---                            ---                        ---
                                                             -------                                                   -------
Total                                                        328,510                         $15.29                    605,780
                                                             =======                                                   =======

(a)  Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2003 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2002 during the plan year that commenced in August 2002. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2003, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)  Represents 444,848 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 160,932 shares that were available for grant or issuance at December 31, 2002 under the 1999 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards in any given fiscal year is equal to the sum of (i) one percent of the number of Common Shares outstanding as of the last day of the Corporation’s prior fiscal year, plus (ii) the number of Common Shares that were available for the grant of awards, but were not granted, under the Plan in any previous fiscal year. Under no circumstances, however, may the number of Common Shares available for the grant of awards in any fiscal year under the Long-Term Equity Incentive Plan exceed one and one-half percent of the Common Shares outstanding as of the last day of the prior fiscal year. The 160,932 shares available at December 31, 2002 and included in the above table represent only the carryover of shares that may be the subject of grants of awards under the Long-Term Equity Incentive Plan in 2003 and future years; the Corporation during 2003 and future years (in addition to this carryover amount) may grant an additional 114,607 shares, representing one percent of the number of Common Shares that were outstanding at December 31, 2002, under the Long-Term Equity Incentive Plan.

For additional information regarding the Company’s stock option plans and employee stock purchase plan, see Note 9 - Stockholders’ Equity in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 13.    Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions “Executive Compensation - Certain Business Relationships and Transactions” and “Executive Compensation - Compensation Committee Interlocks and Insider Participation” of the 2003 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 14.    Controls and Procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation of such controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)    Financial Statements

The following items are included in Item 8 of this report:

German American Bancorp and Subsidiaries:	Page #

Independent Auditors' Report	26

Consolidated Balance Sheets at December 31, 2002 and December 31, 2001	27

Consolidated Statements of Income, years ended December 31, 2002, 2001, and 2000	28

Consolidated Statements of Changes in Shareholders' Equity, years ended December 31, 2002, 2001, and 2000	29

Consolidated Statements of Cash Flows, years ended December 31, 2002, 2001, and 2000	30

Notes to the Consolidated Financial Statements	31-53

b)    Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002.

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

Date: March 13, 2003	GERMAN AMERICAN BANCORP (Registrant) By /s/ Mark A. Schroeder Mark A. Schroeder, President and Director (Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2003	By /s/ Mark A. Schroeder Mark A. Schroeder, President and Director (Chief Executive Officer)

Date: March 14, 2003	By /s/ George W. Astrike George W. Astrike, Director

Date: March 13, 2003	By /s/ David G. Buehler David G. Buehler, Director

Date: March 12, 2003	By /s/ David B. Graham David B. Graham, Director

Date:	William R. Hoffman, Director

Date: March 12, 2003	By /s/ J. David Lett J. David Lett, Director

Date:	C. James McCormick, Director

Date: March 13, 2003	By /s/ Gene C. Mehne Gene C. Mehne, Director

Date: March 11, 2003	By /s/ Robert L. Ruckriegel Robert L. Ruckriegel, Director

Date: March 11, 2003	By /s/ Larry J. Seger Larry J. Seger, Director

Date:	Joseph F. Steurer, Director

Date: March 13, 2003	By /s/ C.L. Thompson C.L. Thompson, Director

Date: March 12, 2003	By /s/ Michael J. Voyles Michael J. Voyles, Director

Date: March 14, 2003	By /s/ Bradley M. Rust Bradley M. Rust, Principal accounting officer and Principal financial officer

CERTIFICATIONS

I, Mark A. Schroeder, certify that:

1.    I have reviewed this annual report on Form 10-K of German American Bancorp;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Mark A. Schroeder Mark A. Schroeder Chief Executive Officer March 12, 2003 Date

CERTIFICATIONS

I, Bradley M. Rust, certify that:

1.    I have reviewed this annual report on Form 10-K of German American Bancorp;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Bradley M. Rust Bradley M. Rust Principal Financial Officer March 12, 2003 Date

INDEX OF EXHIBITS

Executive Compensation Plans and Arrangements*	Exhibit Number	Exhibit List

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

4.3
Terms of Common Shares and Preferred Shares of the Registrant found in Restatement of Articles of Incorporation of the Registrant are incorporated by reference from Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

X	10.1	The Registrant's 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 filed October 14, 1998.

X	10.2
Executive Deferred Compensation Agreement dated December 1, 1992, between The German American Bank and George W. Astrike, is incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993.

X	10.3
Amendment to Executive Deferred Compensation Agreement dated August 31, 2000, between The German American Bank and George W. Astrike, is incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended December 31, 2000.

X	10.4
Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors.) The schedule following Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as Exhibit 10.4.

INDEX OF EXHIBITS
(continued)

Executive Compensation Plans and Arrangements*	Exhibit Number	Exhibit List

X	10.5
Stock Option Agreement between the Registrant and George W. Astrike dated September 2, 1998, is incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 filed October 14, 1998.

X	10.6
Non-Qualified Index Executive Supplemental Agreement dated September 1, 1998, between the Registrant and George W. Astrike is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended December 1, 1998.

X	10.7
Split Dollar Life Insurance Plan Agreement dated November 5, 1998, between the Registrant and George W. Astrike is incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended December 31, 1998.

X	10.8
Agreement for Consulting Services dated August 21, 1998, between the Registrant and George W. Astrike, is incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the Registrant’s fiscal year ended December 31, 1999.

X	10.9
Amendment to Agreement for Consulting Services dated August 31, 2000, between the Registrant and George W. Astrike, is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

X	10.10
The Registrant’s 1999 Long-Term Equity Incentive Plan is incorporated herein by reference from Appendix A to the Registrant’s definitive proxy statement for its 1999 annual meeting filed March 26, 1999.

X	10.11
The written descriptions (a) of the Registrant’s Executive Management Incentive Plan under the heading “EXECUTIVE COMPENSATION --- Committee Report on Executive Compensation”, and (b) of the Registrant’s annual retainer program for director compensation under the heading “ELECTION OF DIRECTORS -- Compensation of Directors,” in each case referring to headings in the Registrant’s definitive proxy statement for its 2003 annual meeting which will be filed within 120 days of the end of Registrant's fiscal year, are incorporated herein by reference.

X	10.12	Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust.

21	Subsidiaries of the Registrant.

23	Consent of Crowe, Chizek and Company LLP

99.1	Certification of Chief Executive Officer

99.2	Certification of Principal Financial Officer

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an “X” in this column.