Form 10-Q
period 2003-03-31
GERMAN AMERICAN BANCORP
filed 2003-05-14
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the Quarterly Period Ended March 31, 2003.

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
      Yes [X]      No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2003
Common Stock, No par value	10,417,218

GERMAN AMERICAN BANCORP

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets – March 31, 2003 and December 31, 2002

Consolidated Statements of Income and Comprehensive Income — Three months Ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows — Three months EndedMarch 31, 2003 and 2002

Notes to Consolidated Financial Statements -- March 31, 2003

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Item 4.    Controls and Procedures.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Cash and Due from Banks	$29,088	$27,627
Federal Funds Sold and Other Short-term Investments	27,661	8,118

Cash and Cash Equivalents	56,749	35,745

Securities Available-for-Sale, at Fair Value	201,606	223,848
Securities Held-to-Maturity, at Cost	19,629	20,833

Loans Held for Sale	9,418	13,138

Total Loans	600,178	612,175
Less: Unearned Income	(1,472)	(1,434)
Allowance for Loan Losses	(8,428)	(8,301)

Loans, Net	590,278	602,440

Stock in FHLB of Indianapolis and Other Restricted Stock, at cost	12,462	12,462
Premises, Furniture and Equipment, Net	22,419	21,966
Other Real Estate	1,451	1,812
Goodwill	1,794	1,794
Intangible Assets	435	458
Accrued Interest Receivable and Other Assets	22,026	22,509

TOTAL ASSETS	$938,267	$957,005

LIABILITIES
Noninterest-bearing Demand Deposits	$100,685	$95,655
Interest-bearing Demand, Savings, and Money Market Accounts	244,332	243,202
Time Deposits < $100,000	301,545	311,489
Time Deposits $100,000 or more and Brokered Deposits	57,369	56,848

Total Deposits	703,931	707,194

FHLB Advances and Other Borrowings	138,339	132,319
Accrued Interest Payable and Other Liabilities	12,494	12,973

TOTAL LIABILITIES	854,764	852,486

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,416	11,461
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	---	---
Additional Paid-in Capital	58,864	78,836
Retained Earnings	12,706	12,298
Accumulated Other Comprehensive Income (Loss)	1,517	1,924

TOTAL SHAREHOLDERS' EQUITY	83,503	104,519

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$938,267	$957,005

End of period shares issued and outstanding	10,416,025	11,460,731

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three months Ended March 31,
	2003	2002

INTEREST INCOME
Interest and Fees on Loans	$10,888	$12,584
Interest on Federal Funds Sold and Other Short-term Investments	56	303
Interest and Dividends on Securities:
Taxable	1,534	1,527
Non-taxable	971	1,047

TOTAL INTEREST INCOME	13,449	15,461

INTEREST EXPENSE
Interest on Deposits	3,764	4,966
Interest on FHLB Advances and Other Borrowings	1,900	2,461

TOTAL INTEREST EXPENSE	5,664	7,427

NET INTEREST INCOME	7,785	8,034
Provision for Loan Losses	(36)	248

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	7,821	7,786

NON-INTEREST INCOME
Trust and Investment Product Fees	356	330
Service Charges on Deposit Accounts	648	580
Insurance Revenues	793	739
Other Operating Income	176	411
Net Gain on Sales of Loans and Related Assets	537	381
Net Gain / (Loss) on Sales of Securities	23	---

TOTAL NON-INTEREST INCOME	2,533	2,441

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,422	4,445
Occupancy Expense	617	506
Furniture and Equipment Expense	551	427
Data Processing Fees	277	262
Professional Fees	285	294
Advertising and Promotions	225	170
Supplies	153	173
Other Operating Expenses	793	821

TOTAL NON-INTEREST EXPENSE	7,323	7,098

Income before Income Taxes	3,031	3,129
Income Tax Expense	593	611

NET INCOME	$2,438	$2,518

COMPREHENSIVE INCOME	$2,031	$2,147

Earnings Per Share and Diluted Earnings Per Share	$0.21	$0.22

Dividends Per Share	$0.14	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,438	$2,518
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) / Amortization on Securities	575	272
Depreciation and Amortization	644	511
Amortization and Impairment of Mortgage Servicing Rights	321	61
Net Change in Loans Held for Sale	3,995	(475)
Loss on Investment in Limited Partnership	(31)	(42)
Provision for Loan Losses	(36)	248
Loss/(Gain) on Sale of Securities, net	(23)	---
Loss/(Gain) on Sales of Loans and Related Assets	(537)	(381)
Loss/(Gain) on Disposition and Impairment of Premises and
Equipment	(3)	(3)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	809	11,142
Interest Payable and Other Liabilities	(479)	(1,628)

Net Cash from Operating Activities	7,673	12,223

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Interest-bearing Balances with Banks	---	299
Proceeds from Maturities of Securities Available-for-Sale	35,715	14,673
Proceeds from Sales of Securities Available-for-Sale	786	134
Purchase of Securities Available-for-Sale	(15,436)	(40,550)
Proceeds from Maturities of Securities Held-to-Maturity	1,211	1,353
Proceeds from Sales of Loans	---	280
Loans Made to Customers, net of Payments Received	12,071	18,957
Proceeds from Sales of Other Real Estate	345	465
Property and Equipment Expenditures	(1,074)	(734)
Proceeds from the Sale of Property and Equipment	3	5

Net Cash from Investing Activities	33,621	(5,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(3,263)	(16,285)
Change in Short-term Borrowings	(1,123)	(7,505)
Advances of Long-term Debt	8,000	920
Repayments of Long-term Debt	(857)	(2,599)
Issuance of Common Stock	---	36
Purchase/Retire Common Stock	(21,443)	(1,610)
Dividends Paid	(1,604)	(1,545)

Net Cash from Financing Activities	(20,290)	(28,588)

Net Change in Cash and Cash Equivalents	21,004	(21,483)
Cash and Cash Equivalents at Beginning of Year	35,745	99,128

Cash and Cash Equivalents at End of Period	$56,749	$77,645

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(unaudited, dollars in thousands except per share data)

Note 1 — Basis of Presentation

German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp December 31, 2002 Annual Report on Form 10-K.

Note 2 — Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2003	2002

Earnings per Share:
Net Income	$2,438	$2,518
Weighted Average Shares Outstanding	11,349,481	11,539,500

Earnings per Share:	$0.21	$0.22

Diluted Earnings per Share:
Net Income	$2,438	$2,518
Weighted Average Shares Outstanding	11,349,481	11,539,500
Stock Options, Net	43,429	24,669

Diluted Weighted Average Shares Outstanding	11,392,910	11,564,169

Diluted Earnings per Share	$0.21	$0.22

Note 3 – Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

	March 31, 2003	December 31, 2002

U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$8,523	$9,535
Obligations of State and Political Subdivisions	43,039	47,610
Asset-/Mortgage-backed Securities	133,533	145,485
Corporate Securities	---	4,990
Equity Securities	16,511	16,228

Total	$201,606	$223,848

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

	Carrying Value	Fair Value

March 31, 2003:
Obligations of State and Political Subdivisions	$19,629	$20,366

December 31, 2002:
Obligations of State and Political Subdivisions	$20,833	$21,566

Note 4 – Segment Information

The Company’s operations include three primary segments: core banking, mortgage banking, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the affiliate banks’ local markets. The core banking segment also involves providing trust and investment brokerage services to its customers. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; the servicing of mortgage loans for investors; and the operation of a title insurance company. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core segment is comprised of five community banks with 26 retail banking offices and one business lending center in Southwestern Indiana. The five community banks jointly own German American Financial Advisors & Trust Company (GAFA) which provides trust administration, investment advisory, brokerage services, and financial planning to customers. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio and investment securities portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The insurance segment consists of The Doty Agency, Inc., which provides a full line of personal and corporate insurance products as agent under four distinctive insurance agency names from four offices; and German American Reinsurance Company, Ltd. (GARC), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three months Ended March 31, 2003

	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals

Net Interest Income	$7,812	$(81)	$3	$51	$7,785
Gain on Sales of Loans and Related Assets	358	179	---	---	537
Servicing Income	---	218	---	(53)	165
Insurance Revenues	48	41	737	(33)	793
Noncash Items:
Provision for Loan Losses	280	(316)	---	---	(36)
MSR Amortization & Valuation	---	321	---	---	321
Provision for Income Taxes	1,103	(7)	84	(587)	593
Segment Profit (Loss)	2,881	(10)	127	(560)	2,438
Segment Assets	858,359	78,559	4,872	(3,523)	938,267

Three months Ended March 31, 2002

	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals

Net Interest Income	$8,025	$(36)	$5	$40	$8,034
Gain on Sales of Loans and Related Assets	205	176	---	---	381
Servicing Income	---	202	---	(69)	133
Insurance Revenues	33	41	698	(33)	739
Noncash Items:
Provision for Loan Losses	248	---	---	---	248
MSR Amortization & Valuation	---	61	---	---	61
Provision for Income Taxes	1,126	(52)	107	(570)	611
Segment Profit (Loss)	2,945	(79)	98	(446)	2,518
Segment Assets	881,178	107,527	4,154	(5,817)	987,042

Note 5 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 578,813 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of March 31, 2003, the Company had purchased 178,179 shares under the program.

Note 6 – Self Tender Offer

On February 7, 2003 the Company commenced a self-tender offer for up to 1.0 million of its common shares, or approximately 9% of its outstanding shares, at a purchase price of $20 per share. On March 20, 2003, the Company purchased 1,057,566 shares under the offer, including 57,566 shares that the Company purchased in accordance with the optional purchase provision of the offer. The Company’s total cost in purchasing the shares, including fees and expenses incurred in connection with the offer, was approximately $21,442,000.

Note 7 – Stock Compensation

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

	Three Months Ended March 31,
	2003	2002

Net Income as Reported	$ 2,438	$ 2,518
Compensation Expense Under Fair Value Method, Net of Tax	63	47

Pro forma Net Income	$ 2,375	$ 2,471
Pro forma Earnings per Share and Diluted Earnings per Share	$ 0.21	$ 0.21
Earnings per Share and Diluted Earnings per Share as Reported	$ 0.21	$ 0.22

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORPMANAGEMENT’S
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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2003 and December 31, 2002 and the consolidated results of operations for the three-month period ended March 31, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2002 Annual Report on Form 10-K.

STOCK PURCHASE

On March 20, 2003, the Company purchased 1,057,566 of its common shares (approximately 9% of the number of shares that were then outstanding) at $20 per share pursuant to its self tender offer at a total cost, including fees and expenses incurred in connection with the offer, of approximately $21,442,000. Primarily due to this stock purchase, shareholders’ equity at March 31, 2003, declined by $21.0 million, or 20%, from shareholders’ equity at December 31, 2002, and book value per share declined by $1.10 or 12% from $9.12 at December 31, 2002 to $8.02 at March 31, 2003.

The Company funded $8,000,000 of the costs of purchasing these shares by borrowing under a revolving line of credit that the parent company established with a correspondent bank lender (see “FINANCIAL CONDITION — Liquidity” below), and the balance by applying cash and investments held by the parent company including cash received in the form of dividend payments by the Company from subsidiary companies during the first quarter of 2003. At March 31, 2003, the parent company’s cash and marketable investments were $3,544,000, a decline of $9,541,000 or 73%, from the parent company’s cash and marketable investments at December 31, 2002. Accordingly, the purchase of stock pursuant to the tender offer materially affected the liquidity of the parent company, and reduced its equity and increased its debt. On a consolidated basis, however, the Company continued at March 31, 2003, to remain “Well Capitalized” as that term is defined by federal banking regulations and its capital levels continued to significantly exceed the minimum required capital levels for each measure of capital adequacy. See ” FINANCIAL CONDITION — Capital Resources” below.

Assuming continued profitability, the Company believes that its purchase of shares pursuant to the offer has the potential to increase the Company’s return on equity and earnings per share in future periods by reducing the amount of equity capital and the number of shares outstanding. The Company’s statements, in this paragraph and elsewhere, regarding its expectations that its purchase of shares pursuant to the offer have the potential to increase its return on equity and earnings per share are forward-looking statements. With respect to these statements, readers are cautioned that the Company’s expectations regarding enhanced earnings per share and return on equity as a result of the offer assume the Company’s earnings and financial condition in future periods are not materially different from its earnings and financial condition preceding the purchase of stock under the offer, except to the extent that earnings and financial condition were affected by the purchase of the shares pursuant to the offer. Readers are further cautioned that a variety of factors could cause the Company’s actual results to differ from those described herein, including general and local economic conditions, interest rate changes, risks associated with acquisitions, credit risks, regulatory risks and competition. For a more complete description of factors that could cause future results to differ from those described in forward-looking statements, see “FORWARD-LOOKING STATEMENTS” below.

RESULTS OF OPERATIONS

Net Income:

Net income declined $80,000 to $2,438,000 or $0.21 per share for the quarter ended March 31, 2003 compared to $2,518,000 or $0.22 per share for the first quarter of 2002. The decline in net income from last year’s first quarter results is attributable principally to a decline in net interest income of $249,000, increased expense relating to the impairment of the value of the Company’s mortgage servicing rights of $236,000 caused by increased refinancings attributable to the historic low level of interest rates, and increased occupancy, furniture, equipment, and advertising expenses of $290,000. These factors were offset in part by increased gains on sale of loans related to mortgage refinance activity of $156,000 and a negative provision for loan losses of $316,000 in the Company’s mortgage banking segment that was recorded principally in recognition of an unanticipated settlement of claims during the first quarter of 2003 relating to a block of previously charged-off mortgage loans. As a result of this negative provision in the mortgage banking segment, the Company recorded a consolidated negative provision for loan losses of $36,000 during the first quarter of 2003, which was a $284,000 difference compared to the consolidated provision for loan losses during the first quarter of 2002 of $248,000.

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

	Three Months Ended March 31,		Change from Prior Period
	2003	2002	Amount	Percent

Interest Income (T/E)	$13,990	$16,045	$(2,055)	-12.8%
Interest Expense	5,664	7,427	(1,763)	-23.7%

Net Interest Income (T/E)	$8,325	$8,618	$(292)	-3.4%

Net interest income declined $249,000 or 3.1% ($292,000 or 3.4% on a tax-equivalent basis) for the quarter ended March 31, 2003 compared with the first quarter of 2002. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the first quarter of 2003, the net interest margin improved slightly to 3.77% compared to 3.74% for the same period of 2002. While the net interest margin increased slightly, an overall decline in earning assets resulted in the decline in net interest income.

The decline in earning assets during the first quarter 2003 compared with 2002 is largely attributable to a decreased residential mortgage loan portfolio. This reduction is attributable to the refinance activity in the residential loan industry that has been fueled by the historically low interest rate environment and the Company’s continued sale of a majority of residential loan production in the secondary market. Overall, the average loan portfolio declined by $33.3 million or 5% in the quarter ended March 31, 2003 compared with the first quarter 2002. Average residential mortgage loans declined $64.8 million or 29% during the first quarter 2003 compared with the same period in 2002. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $38.5 million or 13% during the quarter ended March 31, 2003 compared with the first quarter 2002.

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. For the quarter ended March 31, 2003 the Company recorded a negative loan loss provision of $36,000 compared with a provision of $248,000 during the quarter ended March 31, 2002. During the first quarter 2003, a $316,000 negative provision for loan losses in the Company’s mortgage banking segment was recorded. Of this negative provision, $196,000 was due to an unanticipated settlement of claims relating to a block of previously charged-off residential mortgage loans, and the balance was attributable to the continued decline in the volume of the mortgage banking segment’s residential loan portfolio. The core banking segment recorded a $280,000 provision for loan loss during the quarter ended March 31, 2003, compared to $248,000 during the first quarter of 2002.

Provisions for loan losses are made at levels deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

For the three months ended March 31, 2003 the Company realized net recoveries of $163,000 or 0.11% annualized of average loans compared with net charge-offs of $329,000 or 0.20% annualized of average loans for the same period of 2002.

Non-performing loans represented 0.48% of total loans at March 31, 2003 compared to 0.53% at December 31, 2002. See discussion of “Financial Condition” for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income for the quarter ended March 31, 2003 increased $92,000 or 4% compared with the first quarter of 2002. The increase in the three month period ended March 31, 2003 primarily resulted from an increase in Net Gains on Sales of Loans and Related Assets largely offset by a decline in Other Operating Income.

Net Gains on Sales of Loans and Related Assets increased $156,000 or 41% for the three month period ended March 31, 2003 compared with the same period during 2002. Historically low interest rate levels have fueled significant refinance activity and subsequently increased levels of loan sales to the secondary markets. Loan sales totaled $47 million during the first three months of 2003 compared with $39 million in 2002.

Other Operating income declined by $235,000 or 57% during the three months ended March 31, 2003 compared with 2002. The decline in the three months ended March 31, 2003 compared to the prior year was primarily the result of increased impairment adjustments on the mortgage banking segment’s mortgage servicing rights portfolio. Impairment adjustments for the three months ended March 31, 2003 totaled $237,000 compared with $1,000 during the same period of 2002.

Non-interest Expense:

Non-interest expenses increased $225,000 or 3% during the first quarter of 2003 compared with 2002. This increase was primarily the result of increased Occupancy Expense, Furniture and Equipment Expense and Advertising and Promotion Expense.

Occupancy Expense increased $111,000 or 22% during the quarter ended March 31, 2003 compared with the same period in 2002. Of this increase, approximately $41,000 was attributable to building depreciation resulting from remodeling at an affiliate bank’s main office facility and the building of a branch facility by an affiliate bank. In addition, general repairs and maintenance costs increased $32,000 throughout the Company during the first quarter 2003 compared to the prior year.

Furniture and Equipment Expense increased $124,000 or 29% in the first quarter of 2003 compared with 2002. The increased furniture and equipment expense was due to an increased amount of depreciation expense from equipment purchases related to the aforementioned remodeling and various other equipment upgrades and replacements throughout the Company during 2002.

Advertising and Promotions Expense increased $55,000 or 32% compared with the prior year. This increase was attributable to the initiation of a television advertising campaign by the Company during the first quarter of 2003.

Income Taxes:

The Company’s effective income tax rate approximated 20% of pre-tax income during the three months ended March 31, 2003 and 2002. The effective tax rate in both periods is lower than the blended statutory rate of 39.6%. The lower effective rates in both 2003 and 2002 primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2003 decreased $18.7 million to $938.3 million compared with $957.0 million in total assets at December 31, 2002. Loans, net of unearned income and allowance for loan losses, decreased by $12.2 million during the three months ended March 31, 2003. Residential real estate loans declined $14.9 million and consumer loans declined $6.1 during the quarter ended March 31, 2003 while commercial and industrial loans increased $9.6 million. The decline in residential real estate loans was attributable to the sale of a majority of new loan production to the secondary markets combined with continued prepayments of existing portfolio residential real estate loans. Cash and Cash Equivalents increased $21.0 million while Investment Securities decreased $23.4 million to $221.2 million at March 31, 2003 compared with $244.7 million at year-end.

Total Deposits at March 31, 2003 declined $3.3 million to $703.9 million compared with $707.2 in total deposits at December 31, 2002. The decline in total deposits was primarily attributable to declines in time deposits of $9.4 million partially offset by increased demand, savings, and money market accounts of $6.2 million.

FHLB Advances and Other Borrowings increased $6.0 million to $138.3 million at March 31, 2003 compared with $132.3 million at year-end. The increase in total borrowing resulted from an $8.0 million borrowing by the Company incurred in order to finance part of the cost of the repurchase of common stock pursuant the Company’s self tender offer.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2003 and December 31, 2002 (dollars in thousands):

	March 31, 2003	December 31, 2002

Non-accrual Loans	$2,142	$1,773
Past Due Loans (90 days or more)	734	1,095
Restructured Loans	---	365

Total Non-performing Loans	2,876	3,233

Other Real Estate	1,451	1,812

Total Non-performing Assets	$4,327	$5,045

Allowance for Loan Loss to Non-performing Loans	293.05%	256.76%
Non-performing Loans to Total Loans	0.48%	0.53%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.

At March 31, 2003, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At March 31, 2003	At December 31, 2002
Leverage Ratio	4.00%	5.00%	8.32%	9.91%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	11.81%	14.64%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	13.06%	15.86%

Shareholders’ equity totaled $83.5 million at March 31, 2003 or 8.9% of total assets, a decrease of $21.0 million from December 31, 2002. The decline in total shareholders’ equity was primarily the result of shares repurchased through a tender offer. See “Stock Purchase”, above. As noted in the above table, the Company remains categorized as well-capitalized for regulatory purposes after the repurchase of shares through the tender offer.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. During the three months ended March 31, 2003, operating activities provided $7.7 million of available cash, which included net income of $2.4 million. The single most significant cash outflow experienced during the three months ended March 31, 2002 was $21.4 for the purchase and retirement of common stock through the aforementioned tender offer. Additional significant cash outflows included $1.6 million in dividends paid to shareholders and a $3.2 million decrease in deposits. The cash inflows from the maturities and sales of securities exceeded the cash outflows from purchases of securities by approximately $22.3 million. Total cash inflows for the period exceeded outflows by $21.0 million, leaving cash and cash equivalents of $56.7 million at March 31, 2003.

The Company does not have access at the parent-company level to the sources of funds that are available to its bank subsidiaries to support their operations. The Company derives most of its parent-company revenues from dividends or interest paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. Therefore, in conjunction with the closing of the purchase by the Company of its stock under the tender offer, the parent company on March 20, 2003, established a two-year $15.0 million revolving line of credit with Bank One, N.A., Chicago, Illinois. The parent company may borrow funds under this line of credit for the purpose of funding stock repurchases and parent company working capital needs. The Company drew $8.0 million on the line of credit on the date of establishment. Interest on the unpaid balance of the line of credit is payable quarterly at a rate of 90-day LIBOR plus 125 basis points, and the unused balance of the line of credit bears a commitment fee of 15 basis points per annum. The loan agreement establishing the line of credit includes usual and customary covenants, including an agreement by the Company not to incur other debt without Bank One’s consent, an agreement that the Company will not pledge to others its investments in its subsidiaries, and an agreement to maintain its capital and the capital of its subsidiaries at “well capitalized” levels as that term is defined by bank regulatory agencies.

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

The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in interest rates and financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2002, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2003

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change
+2%	$130,453	11.3%	14.02%	173 b.p.
Base	117,224	---	12.29	---
-2%	95,177	(18.8)	9.81	(248) b.p.

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

(b)    Reports on Form 8-K

The Registrant filed a Report on Form 8-K on January 30, 2003 to report under Item 5 its intent to commence a tender offer for up to 1,000,000 of its common shares, its 2002 earnings and the declaration of its quarterly cash dividend.

The Registrant filed a Report on Form 8-K on March 17, 2003 to report under Item 5 its intention to purchase approximately 1,075,000 of its common shares, including the associated preferred share purchase rights, pursuant to its tender offer.

The Registrant filed a Report on Form 8-K on March 21, 2003 to announce under Item 5 that it had purchased 1,057,566 of its common shares, including the associated preferred share purchase rights, pursuant to its tender offer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 14, 2003 Date May 14, 2003	GERMAN AMERICAN BANCORP By /s/ Mark A. Schroeder Mark A. Schroeder President and CEO By /s/ Bradley M. Rust Bradley M. Rust Senior Vice President and Principal Financial Officer

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

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

Date

By  /s/ Mark A. Schroeder

Mark A. Schroeder
President and CEO

CERTIFICATION
(Principal Financial Officer)

I, Bradley M. Rust, certify that:

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

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

Date

By  /s/ Bradley M. Rust

Bradley M. Rust
Principal Financial Officer