Form 10-Q
period 2003-06-30
GERMAN AMERICAN BANCORP
filed 2003-08-13
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 for the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2003

Common Stock,
No par value	10,433,597

GERMAN AMERICAN BANCORP

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

         Consolidated Balance Sheets —
         June 30, 2003 and December 31, 2002

         Consolidated Statements of Income and Comprehensive Income —
         Three and Six months Ended June 30, 2003 and 2002

         Consolidated Statements of Cash Flows —
         Six months Ended June 30, 2003 and 2002

         Notes to Consolidated Financial Statements —
         June 30, 2003

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

SIGNATURES

EXHIBIT INDEX

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and Due from Banks	$28,275	$27,627
Federal Funds Sold and Other Short-term Investments	21,349	8,118

Cash and Cash Equivalents	49,624	35,745

Securities Available-for-Sale, at Fair Value	203,568	223,848
Securities Held-to-Maturity, at Cost	18,914	20,833

Loans Held for Sale	3,618	13,138

Total Loans	610,296	612,175
Less: Unearned Income	(1,507)	(1,434)
Allowance for Loan Losses	(8,538)	(8,301)

Loans, Net	600,251	602,440

Stock in FHLB of Indianapolis and Other Restricted Stock, at cost	12,627	12,462
Premises, Furniture and Equipment, Net	22,049	21,966
Other Real Estate	648	1,812
Goodwill	1,794	1,794
Intangible Assets	417	458
Accrued Interest Receivable and Other Assets	22,728	22,509

TOTAL ASSETS	$936,238	$957,005

LIABILITIES
Noninterest-bearing Demand Deposits	$103,718	$95,655
Interest-bearing Demand, Savings, and Money Market Accounts	247,862	243,202
Time Deposits ‹ $100,000	298,428	311,489
Time Deposits $100,000 or more and Brokered Deposits	57,487	56,848

Total Deposits	707,495	707,194

FHLB Advances and Other Borrowings	132,184	132,319
Accrued Interest Payable and Other Liabilities	12,978	12,973

TOTAL LIABILITIES	852,657	852,486

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,433	11,461
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	---	---
Additional Paid-in Capital	59,283	78,836
Retained Earnings	13,174	12,298
Accumulated Other Comprehensive Income (Loss)	691	1,924

TOTAL SHAREHOLDERS' EQUITY	83,581	104,519

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$936,238	$957,005

End of period shares issued and outstanding	10,433,035	11,460,731

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2003	2002
INTEREST INCOME
Interest and Fees on Loans	$10,641	$12,277
Interest on Federal Funds Sold and Other Short-term Investments	82	135
Interest and Dividends on Securities:
Taxable	1,247	1,987
Non-taxable	887	1,030

TOTAL INTEREST INCOME	12,857	15,429

INTEREST EXPENSE
Interest on Deposits	3,606	4,721
Interest on FHLB Advances and Other Borrowings	1,916	2,478

TOTAL INTEREST EXPENSE	5,522	7,199

NET INTEREST INCOME	7,335	8,230
Provision for Loan Losses	265	297

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	7,070	7,933

NON-INTEREST INCOME
Trust and Investment Product Fees	448	361
Service Charges on Deposit Accounts	864	647
Insurance Revenues	807	684
Other Operating Income	(64)	281
Net Gain on Sales of Loans and Related Assets	769	242
Net Gain / (Loss) on Sales of Securities	---	---

TOTAL NON-INTEREST INCOME	2,824	2,215

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,419	4,373
Occupancy Expense	600	536
Furniture and Equipment Expense	560	468
Data Processing Fees	280	289
Professional Fees	324	263
Advertising and Promotions	191	189
Supplies	157	154
Other Operating Expenses	984	965

TOTAL NON-INTEREST EXPENSE	7,515	7,237

Income before Income Taxes	2,379	2,911
Income Tax Expense	336	531

NET INCOME	$2,043	$2,380

COMPREHENSIVE INCOME	$1,217	$4,289

Earnings Per Share	$0.20	$0.21
Diluted Earnings Per Share	$0.20	$0.21
Dividends Per Share	$0.14	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2003	2002
INTEREST INCOME
Interest and Fees on Loans	$21,529	$24,861
Interest on Federal Funds Sold and Other Short-term Investments	138	438
Interest and Dividends on Securities:
Taxable	2,781	3,514
Non-taxable	1,858	2,077

TOTAL INTEREST INCOME	26,306	30,890

INTEREST EXPENSE
Interest on Deposits	7,370	9,687
Interest on FHLB Advances and Other Borrowings	3,816	4,939

TOTAL INTEREST EXPENSE	11,186	14,626

NET INTEREST INCOME	15,120	16,264
Provision for Loan Losses	229	545

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	14,891	15,719

NON-INTEREST INCOME
Trust and Investment Product Fees	804	691
Service Charges on Deposit Accounts	1,512	1,227
Insurance Revenues	1,600	1,423
Other Operating Income	112	692
Net Gain on Sales of Loans and Related Assets	1,306	623
Net Gain / (Loss) on Sales of Securities	23	---

TOTAL NON-INTEREST INCOME	5,357	4,656

NON-INTEREST EXPENSE
Salaries and Employee Benefits	8,841	8,818
Occupancy Expense	1,217	1,042
Furniture and Equipment Expense	1,111	895
Data Processing Fees	557	551
Professional Fees	609	557
Advertising and Promotions	416	359
Supplies	310	327
Other Operating Expenses	1,777	1,786

TOTAL NON-INTEREST EXPENSE	14,838	14,335

Income before Income Taxes	5,410	6,040
Income Tax Expense	929	1,142

NET INCOME	$4,481	$4,898

COMPREHENSIVE INCOME	$3,248	$6,436

Earnings Per Share	$0.41	$0.43
Diluted Earnings Per Share	$0.41	$0.42
Dividends Per Share	$0.28	$0.27

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,481	$4,898
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion)/Amortization on Securities	1,206	639
Depreciation and Amortization	1,282	1,065
Amortization and Impairment of Mortgage Servicing Rights	875	271
Net Change in Loans Held for Sale	10,152	669
Loss on Investment in Limited Partnership	87	23
Provision for Loan Losses	229	545
Loss/(Gain) on Sale of Securities, net	(23)	---
Loss/(Gain) on Sales of Loans and Related Assets	(1,306)	(623)
Loss/(Gain) on Disposition and Impairment of Premises and
Equipment	(4)	(14)
Director Stock Awards	304	309
Change in Assets and Liabilities:
Interest Receivable and Other Assets	271	10,083
Interest Payable and Other Liabilities	5	205

Net Cash from Operating Activities	17,559	18,070

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Interest-bearing Balances with Banks	---	299
Proceeds from Maturities of Securities Available-for-Sale	80,014	28,297
Proceeds from Sales of Securities Available-for-Sale	786	134
Purchase of Securities Available-for-Sale	(63,756)	(76,025)
Proceeds from Maturities of Securities Held-to-Maturity	1,927	1,414
Purchase of Loans	(3,850)	(4,701)
Proceeds from Sales of Loans	633	1,025
Loans Made to Customers, net of Payments Received	5,007	17,571
Proceeds from Sales of Other Real Estate	1,203	797
Property and Equipment Expenditures	(1,324)	(2,010)
Proceeds from the Sale of Property and Equipment	4	97

Net Cash from Investing Activities	20,644	(33,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	301	(15,432)
Change in Short-term Borrowings	2,722	(7,110)

Advances of Long-term Debt	8,000	920
Repayments of Long-term Debt	(10,857)	(2,599)
Issuance of Common Stock	20	55
Purchase/Retire Common Stock	(21,447)	(2,024)
Dividends Paid	(3,063)	(3,077)

Net Cash from Financing Activities	(24,324)	(29,267)

Net Change in Cash and Cash Equivalents	13,879	(44,299)
Cash and Cash Equivalents at Beginning of Year	35,745	99,128

Cash and Cash Equivalents at End of Period	$49,624	$54,829

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
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

Note 2 — Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2003	2002
Earnings per Share:
Net Income	$2,043	$2,380

Weighted Average Shares Outstanding	10,422,182	11,488,190

Earnings per Share:	$0.20	$0.21

Diluted Earnings per Share:
Net Income	$2,043	$2,380

Weighted Average Shares Outstanding	10,422,182	11,488,190
Stock Options, Net	41,608	32,952

Diluted Weighted Average Shares Outstanding	10,463,790	11,521,142

Diluted Earnings per Share	$0.20	$0.21

	Six Months Ended June 30,
	2003	2002
Earnings per Share:
Net Income	$4,481	$4,898

Weighted Average Shares Outstanding	10,883,270	11,513,845

Earnings per Share:	$0.41	$0.43

Diluted Earnings per Share:
Net Income	$4,481	$4,898

Weighted Average Shares Outstanding	10,883,270	11,513,845
Stock Options, Net	41,860	28,003

Diluted Weighted Average Shares Outstanding	10,925,130	11,541,848

Diluted Earnings per Share	$0.41	$0.42

Note 3 – Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

	June 30, 2003	December 31, 2002
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$7,165	$9,535
Obligations of State and Political Subdivisions	42,449	47,610
Asset-/Mortgage-backed Securities	135,813	145,485
Corporate Securities	2,199	4,990
Equity Securities	15,942	16,228

Total	$203,568	$223,848

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

	Carrying Value	Fair Value
June 30, 2003:
Obligations of State and Political Subdivisions	$18,914	$19,676

December 31, 2002:
Obligations of State and Political Subdivisions	$20,833	$21,566

Note 4 – Segment Information

The Company’s operations include three primary segments: core banking, mortgage banking, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the affiliate banks’ local markets. The core banking segment also involves providing trust administration, investment advisory, brokerage services, and financial planning services to its customers. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; the servicing of mortgage loans for investors; and the operation of a title insurance company. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

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

Three months Ended June 30, 2003	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals
Net Interest Income	$7,570	$(196)	$2	$(41)	$7,335
Gain on Sales of Loans and Related Assets	412	357	---	---	769
Servicing Income	---	220	---	(49)	171
Insurance Revenues	42	52	744	(31)	807
Noncash Items:
Provision for Loan Losses	390	(125)	---	---	265
MSR Amortization & Valuation	---	554	---	---	554
Provision for Income Taxes	1,139	(151)	29	(681)	336
Segment Profit (Loss)	2,859	(231)	153	(738)	2,043
Segment Assets	870,602	67,992	4,986	(7,342)	936,238

Three months Ended June 30, 2002	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals
Net Interest Income	$8,294	$(107)	$5	$38	$8,230
Gain on Sales of Loans and Related Assets	161	81	---	---	242
Servicing Income	---	210	---	(65)	145
Insurance Revenues	41	26	650	(33)	684
Noncash Items:
Provision for Loan Losses	297	---	---	---	297
MSR Amortization & Valuation	---	210	---	---	210
Provision for Income Taxes	1,273	(232)	87	(597)	531
Segment Profit (Loss)	3,220	(353)	138	(625)	2,380
Segment Assets	886,665	105,925	4,219	(4,015)	992,794

Six months Ended June 30, 2003	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals
Net Interest Income	$15,382	$(277)	$5	$10	$15,120
Gain on Sales of Loans and Related Assets	770	536	---	---	1,306
Servicing Income	---	438	---	(102)	336
Insurance Revenues	90	93	1,481	(64)	1,600
Noncash Items:
Provision for Loan Losses	670	(441)	---	---	229
MSR Amortization & Valuation	---	875	---	---	875
Provision for Income Taxes	2,242	(158)	113	(1,268)	929
Segment Profit (Loss)	5,740	(241)	280	(1,298)	4,481
Segment Assets	870,602	67,992	4,986	(7,342)	936,238

Six months Ended June 30, 2002	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals
Net Interest Income	$16,319	$(143)	$10	$78	$16,264
Gain on Sales of Loans and Related Assets	366	257	---	---	623
Servicing Income	---	412	---	(134)	278
Insurance Revenues	74	67	1,348	(66)	1,423
Noncash Items:
Provision for Loan Losses	545	---	---	---	545
MSR Amortization & Valuation	---	271	---	---	271
Provision for Income Taxes	2,399	(284)	194	(1,167)	1,142
Segment Profit (Loss)	6,165	(433)	236	(1,070)	4,898
Segment Assets	886,665	105,925	4,219	(4,015)	992,794

Note 5 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 578,813 of the outstanding Common Shares of the Company, representing nearly five percent of its outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of June 30, 2003, the Company had purchased 178,179 shares under the program.

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

Three months Ended June 30,
2003	2002
Net Income as Reported	$2,043	$2,380
Compensation Expense Under Fair Value Method, Net of Tax	88	84

Pro forma Net Income	$1,955	$2,296
Pro forma Earnings per Share	$0.19	$0.20
Earnings per Share as Reported	$0.20	$0.21
Pro forma Diluted Earnings per Share	$0.19	$0.20
Diluted Earnings per Share as Reported	$0.20	$0.21

Six months Ended June 30,
2003	2002
Net Income as Reported	$4,481	$4,898
Compensation Expense Under Fair Value Method, Net of Tax	150	128

Pro forma Net Income	$4,331	$4,770
Pro forma Earnings per Share	$0.40	$0.41
Earnings per Share as Reported	$0.41	$0.43
Pro forma Diluted Earnings per Share	$0.40	$0.41
Diluted Earnings per Share as Reported	$0.41	$0.42

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2003 and December 31, 2002 and the consolidated results of operations for the three and six-month periods ended June 30, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2002 Annual Report on Form 10-K.

STOCK PURCHASE

On March 20, 2003, the Company purchased 1,057,566 of its common shares (approximately 9% of the number of shares that were then outstanding) at $20 per share pursuant to its self tender offer at a total cost, including fees and expenses incurred in connection with the offer, of approximately $21,442,000. Primarily due to this stock purchase, shareholders’ equity at June 30, 2003, declined by $20.9 million, or 20%, from shareholders’ equity at December 31, 2002, and book value (shareholders’ equity) per share declined by $1.11 or 12% from $9.12 at December 31, 2002 to $8.01 at June 30, 2003.

The Company funded $8,000,000 of the costs of purchasing these shares by borrowing under a revolving line of credit that the parent company established with a correspondent bank lender (see “FINANCIAL CONDITION — Liquidity” below), and the balance by applying cash and investments held by the parent company including cash received in the form of dividend payments by the Company from subsidiary companies during the first quarter of 2003. At June 30, 2003, the parent company’s cash and marketable investments were $6,444,000, a decline of $6,640,000 or 49%, from the parent company’s cash and marketable investments at December 31, 2002. Accordingly, the purchase of stock pursuant to the tender offer materially affected the liquidity of the parent company, and reduced its equity and increased its debt. On a consolidated basis, however, the Company continued at June 30, 2003, to remain “Well Capitalized” as that term is defined by federal banking regulations and its capital levels continued to significantly exceed the minimum required capital levels for each measure of capital adequacy. See ” FINANCIAL CONDITION — Capital Resources” below.

RESULTS OF OPERATIONS

Net Income:

Net income declined $337,000 to $2,043,000 or $0.20 per share for the quarter ended June 30, 2003 compared to $2,380,000 or $0.21 per share for the second quarter of 2002. The decline in net income from last year’s second quarter results is attributable principally to a decline in net interest income of $895,000, increased expense relating to the impairment of the value of the Company’s mortgage servicing rights of $456,000 caused by increased refinancings attributable to the historic low level of interest rates, and increased occupancy, furniture, and equipment expenses of $156,000. These factors were partially offset by higher levels of increased non-interest income that included increased gains on sale of loans related to mortgage refinance activity of $527,000, increased service charges on deposit accounts of $217,000, increased insurance and trust and brokerage revenues of $210,000.

Net income declined $417,000 to $4,481,000 or $0.41 per share for the six months ended June 30, 2003 compared to $4,898,000 or $0.43 per share for the six months ended June 30, 2002. The decline in net income during the first half of 2003 compared to the prior year’s results is attributable principally to a decline in net interest income of $1,144,000, increased expense relating to the impairment of the value of the Company’s mortgage servicing rights of $546,000 caused by increased refinancings attributable to the historic low level of interest rates, and increased occupancy, furniture, equipment, and advertising expenses of $391,000. These factors were offset in part by increased gains on sale of loans related to mortgage refinance activity of $683,000, a lower provision for loan losses of $316,000, increased service charges on deposit accounts of $285,000, and increased insurance, trust and brokerage revenues of $290,000.

The percentage declines in net income per share for both the quarter and six months ended June 30, 2003, as compared to the 2002 comparable period net income per share amounts, were less than the percentage declines in net income for the 2003 periods compared to 2002, due to the reduced average numbers of shares outstanding during the 2003 periods as a result of the March 20, 2003 stock purchase described above under “Stock Purchase.”

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

	Three months Ended June 30,		Change from Prior Period
	2003	2002	Amount	Percent
Interest Income (T/E)	$13,353	$16,007	$(2,654)	-16.6%
Interest Expense	5,522	7,199	(1,677)	-23.3%

Net Interest Income (T/E)	$7,831	$8,808	$(977)	-11.1%

Net interest income declined $895,000 or 10.9% ($977,000 or 11.1% on a tax-equivalent basis) for the quarter ended June 30, 2003 compared with the second quarter of 2002. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 2003, the net interest margin declined to 3.58% compared to 3.81% for the same period of 2002. The decline in the net interest margin was the largest contributor to the decline in net interest income. Also contributing to the reduced level of net interest income was an overall decline in earning assets.

	Six months Ended June 30,		Change from Prior Period
	2003	2002	Amount	Percent
Interest Income (T/E)	$27,343	$32,052	$(4,709)	-14.7%
Interest Expense	11,186	14,626	(3,440)	-23.5%

Net Interest Income (T/E)	$16,157	$17,426	$(1,269)	-7.3%

Net interest income declined $1,144,000 or 7.0% ($1,269,000 or 7.3% on a tax-equivalent basis) for the six months ended June 30, 2003 compared with the same period of 2002. The net interest margin declined to 3.67% during the first half of 2003 compared to 3.77% for the same period of 2002. The decline in the net interest margin was the largest contributor to the decline in net interest income. Also contributing to the reduced level of net interest income was an overall decline in earning assets.

The decline in earning assets during the second quarter and first half of 2003 compared with 2002 is largely attributable to a decreased residential mortgage loan portfolio. This reduction is attributable to the refinance activity in the residential loan industry that has been fueled by the historically low interest rate environment and the Company’s continued sale of a majority of residential loan production in the secondary market.

Overall, the average loan portfolio declined by $30.4 million or 5% in the quarter ended June 30, 2003 compared with the second quarter 2002. Average residential mortgage loans declined $60.7 million or 29% during the second quarter 2003 compared with the same period in 2002. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $37.5 million or 12% during the quarter ended June 30, 2003 compared with the second quarter 2002.

The average loan portfolio declined by $31.9 million or 5% during the six months ended June 30, 2003 compared with the same period during 2002. Average residential mortgage loans declined $62.7 million or 29% during the six months ended 2003 compared with the same period in 2002. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $40.0 million or 12% during the first half of 2003 compared with 2002.

The Company’s net interest margin was adversely affected by the declining level of interest rates during the three and six month periods ended June 30, 2003. This historically low interest rate environment has resulted in a decline in overall earning asset yields including both the loan and securities portfolios. The continued decline in interest rates through the first half of 2003 has resulted in increased prepayment speeds within the Company’s mortgage-backed securities portfolio causing increased premium amortization within that portfolio and thereby driving yields lower. In addition, due to the low level of interest rates, the Company has been unable to reinvest the proceeds of the mortgage-backed securities repayments and cash flows from securities issued by state and political subdivisions at comparable yields. While management believes the Company’s current asset sensitive interest rate risk position will allow the company to reap long-term benefits from sustained future increases in interest rates, further reductions of the Company’s levels of net interest income and net interest margin are likely in the near future if market interest rates remain at current levels or decline. The statements in the preceding sentence are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Changes in the Company’s future net interest income and net interest margin may vary materially from those that are presently expected, due to such factors as changes in interest rates; the effects of changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of business initiatives and business strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally; capital management activities; actions of the Federal Reserve Board; and legislative and regulatory actions and reforms.

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. For the quarter ended June 30, 2003 the Company recorded a loan loss provision of $265,000 compared with a provision of $297,000 during the quarter ended June 30, 2002. For the six months ended June 30, 2003 the Company recorded a provision for loan losses of $229,000 compared with $545,000 during the six months ended June 30, 2002. The decline was attributable to a $316,000 negative provision for loan losses in the Company’s mortgage banking segment during the first quarter of 2003 and a $125,000 negative provision in the second quarter 2003. Of these negative provisions, $196,000 was due to an unanticipated settlement of claims relating to a block of previously charged-off residential mortgage loans, and the balance was attributable to the continued decline in the volume of the mortgage banking segment’s residential loan portfolio. The core banking segment recorded a $390,000 provision for loan loss during the quarter ended June 30, 2003, compared to $297,000 during the second quarter of 2002. The core banking segment recorded a $670,000 provision for loan losses during the six months ended June 30, 2003 compared with $545,000 during the same period of 2002.

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

For the three months ended June 30, 2003 the Company recorded net charge-offs of $154,000 or 0.10% annualized of average loans compared with net charge-offs of $277,000 or 0.17% annualized of average loans for the same period of 2002.

For the six months ended June 30, 2003 the Company realized net recoveries of $9,000 compared with net charge-offs of $606,000 or 0.19% annualized of average loans for the same period of 2002.

Non-performing loans represented 0.52% of total loans at June 30, 2003 compared to 0.53% at December 31, 2002. See discussion of “Financial Condition” for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income increased for both the three and six-month periods ended June 30, 2003 compared with the same periods of the prior year. Non-interest income increased $609,000 or 27% during the second quarter of 2003 and increased $701,000 or 15% during the six months ended June 30, 2003 compared to the same periods of 2002. In both time periods, the increased income was primarily driven by Trust and Investment Product Fees, Service Charges on Deposit Accounts, Insurance Revenues, and Net Gains on Sales of Loans and Related Assets. The increases were partially offset by increased impairment adjustments on the mortgage banking segment’s mortgage servicing rights portfolio.

Trust and Investment Product Fees increased $87,000 or 24% and $113,000 or 16% during the three and six-month periods ended June 30, 2003 compared to the three and six-month periods ended June 2002. German American Financial Advisors & Trust Company (GAFA) was formed in July 2002 to provide expanded financial planning, full service brokerage, trust administration and other financial services.

Service Charges on Deposit Accounts increased $217,000 or 34% and $285,000 or 23% for the three and six-month periods ended June 30, 2003 compared with the same periods during 2002. The increases were primarily attributable to the introduction of an overdraft protection service program during the second quarter of 2003.

Insurance Revenues increased $123,000 or 18% and $177,000 or 12% during the three and six- month periods ended June 30, 2003 compared to the three- and six-month periods ended June 2002. The increased insurance revenues were primarily generated by the company’s property and casualty insurance operations.

Net Gains on Sales of Loans and Related Assets increased $527,000 or 218% for the three month period ended June 30, 2003 compared with the same period during 2002. For the six months ended June 30, 2003 Net Gains on Sales of Loans and Related Assets increased $683,000 or 110% compared to June 30, 2002. Historically low interest rate levels have fueled significant refinance activity and subsequently increased levels of loan sales to the secondary markets. Loan sales totaled $54.4 million and $101.5 million during the three- and six- months ended June 30, 2003 compared with $17.5 and $56.5 million in 2002.

Other Operating Income declined by $345,000 or 123% and $580,000 or 84% during the three and six months ended June 30, 2003 compared with the same periods during 2002. The decline was primarily the result of increased impairment adjustments on the mortgage banking segment’s mortgage servicing rights portfolio caused by increased refinancing attributable to the historic low level of interest rates. Impairment adjustments for the three- and six- months ended June 30, 2003 totaled $456,000 and $693,000 compared with $147,000 and $148,000 during the same periods of 2002.

Non-interest Expense:

Non-interest expense increased $278,000 and $503,000 representing 4% increases during the three and six- month periods ended June 30, 2003 compared to the same periods of 2002. For both time periods, the increase was primarily the result of increased Occupancy Expense and Furniture and Equipment Expense.

Salaries and Employee Benefits Expense remained stable during both the three and six-month periods ended June 30, 2003 compared with the same periods of the prior year. Salaries and Benefits Expense increased approximately 1% and less than 1% during the three and six- month periods ended June 30, 2003 as compared to the prior year. Salaries and Employee Benefits Expense continues to represent the most significant portion of operating expenses, totaling 60% in 2003 and 62% in 2002.

Occupancy Expense increased $64,000 or 12% and $175,000 or 17% during the three and six-month periods ended June 30, 2003 compared with the prior year. For the three and six- months ended June 30, 2003, approximately $29,000 and $70,000 of the increase was attributable to building depreciation resulting from remodeling at an affiliate bank’s main office facility and the building of a branch facility by an affiliate bank. In addition, general repairs and maintenance costs increased approximately $17,000 and $46,000 throughout the Company during the three and six- months ended June 2003 compared to June 2002.

Furniture and Equipment Expense increased $92,000 or 20% and $216,000 or 24% during the three and six- month periods ended June 30, 2003 compared with the same periods of 2002. The increased furniture and equipment expense was primarily due to an increased amount of depreciation expense from equipment purchases related to the aforementioned remodeling and various other equipment upgrades and replacements throughout the Company during 2002. In addition, software licenses and maintenance agreements increased during the three and six-month periods ended June 30, 2003 as compared with 2002.

Income Taxes:

The Company’s effective income tax rate approximated 14.1% and 18.2% of pre-tax income during the three months ended June 30, 2003 and 2002. The Company’s effective income tax rate approximated 17.2% and 18.9% of pre-tax income during the six months ended June 30, 2003 and 2002. The lower effective tax rates during 2003 compared with 2002 was the result of lower before tax net income. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rates in both 2003 and 2002 primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2003 decreased $20.8 million to $936.2 million compared with $957.0 million in total assets at December 31, 2002. Loans, net of unearned income and allowance for loan losses, decreased by $2.2 million during the six months ended June 30, 2003. Residential real estate loans declined $26.5 million and consumer loans declined $5.2 during the six months ended June 30, 2003 while commercial and industrial loans increased $24.4 million and agricultural loans increased $6.0 million. The decline in residential real estate loans was attributable to the sale of a majority of new loan production to the secondary markets combined with continued increased rates of prepayments of existing portfolio residential real estate loans. Cash and Cash Equivalents increased $13.9 million while Investment Securities decreased $22.2 million to $222.5 million at June 30, 2003 compared with $244.7 million at year-end.

Total Deposits at June 30, 2003 increased fractionally to $707.5 million compared with $707.2 in total deposits at December 31, 2002. Demand, savings, and money market accounts increased $12.7 million while total time deposits declined $12.4 million. FHLB Advances and Other Borrowings remained stable at $132.2 million at June 30, 2003 compared with $132.3 million at year-end.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30, 2003	December 31, 2002
Non-accrual Loans	$2,067	$1,773
Past Due Loans (90 days or more)	1,093	1,095
Restructured Loans	---	365

Total Non-performing Loans	3,160	3,233

Other Real Estate	648	1,812

Total Non-performing Assets	$3,808	$5,045

Allowance for Loan Loss to Non-performing Loans	270.19%	256.76%
Non-performing Loans to Total Loans	0.52%	0.53%

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

At June 30, 2003, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At June 30, 2003	At December 31, 2002

Leverage Ratio	4.00%	5.00%	8.45%	9.91%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	11.62%	14.64%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	12.86%	15.86%

Shareholders’ equity totaled $83.6 million at June 30, 2003 or 8.9% of total assets, a decrease of $20.9 million from December 31, 2002. The decline in total shareholders’ equity was primarily the result of shares repurchased through a tender offer. See “Stock Purchase”, above. As noted in the above table, the Company, on a consolidated basis, remains categorized as well-capitalized for regulatory purposes after the repurchase of shares through the tender offer. In addition, all of the Company’s affiliate banks are also categorized as well-capitalized as of June 30, 2003.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. During the six months ended June 30, 2003, operating activities provided $17.6 million of available cash, which included net income of $4.5 million. The purchase and retirement of common stock through the aforementioned tender offer produced cash outflows of $21.4 million during the six months ended June 30, 2003. In addition, cash outflows included $3.1 million in dividends paid to shareholders. The cash inflows from the maturities and sales of securities exceeded the cash outflows from purchases of securities by approximately $19.0 million. Total cash inflows for the period exceeded outflows by $13.9 million, leaving cash and cash equivalents of $49.6 million at June 30, 2003.

The Company does not have access at the parent-company level to the sources of funds that are available to its bank subsidiaries to support their operations. The Company derives most of its parent-company revenues from dividends paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. Therefore, in conjunction with the closing of the purchase by the Company of its stock under the tender offer, the parent company on March 20, 2003, established a two-year $15.0 million revolving line of credit with Bank One, N.A., Chicago, Illinois. The parent company may borrow funds under this line of credit for the purpose of funding stock repurchases and parent company working capital needs. The Company drew $8.0 million on the line of credit on the date of establishment. Interest on the unpaid balance of the line of credit is payable quarterly at a rate of 90-day LIBOR plus 125 basis points, and the unused balance of the line of credit bears a commitment fee of 15 basis points per annum. The loan agreement establishing the line of credit includes usual and customary covenants, including an agreement by the Company not to incur other debt without Bank One’s consent, an agreement that the Company will not pledge to others its investments in its subsidiaries, and an agreement to maintain its capital and the capital of its subsidiaries at “well capitalized” levels as that term is defined by bank regulatory agencies.

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

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2003

	Net Portfolio Value			Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change		NPV Ratio	Change
+2%	$ 114,081	8.0%		12.33%	121 b.p.
Base	105,629	--	-	11.12	---
-2%	88,243	(16.5)		9.14	(198) b.p.

Item 3 includes forward-looking statements. See "Forward-looking Statements" included in Part I Item 2 of this Report for a discussion of certain factors that could cause the Company's actual exposure to market risk to vary materially from that expressed or implied above. These factors include possible changes in economic conditions; interest rate fluctuations, competitive product and pricing pressures within the Company's markets; and equity and fixed income market fluctuations. Actual experience may also vary materially to the extent that the Company's assumptions described above prove to be inaccurate.

Item 4.    Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934), as of the end of the quarterly period covered by this report. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of such date.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

The Company issued 15,939 common shares, which were valued by the Company at date of issuance at an aggregate of $304,000, during June 2003 to members of the Board of Directors of the Company and its affiliate banks in payment of a portion of their fees for service as such. These issuances were made in reliance upon the exemption from registration under the Securities Act of 1933 established by Section 4(2) of that Act.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 24, 2003. At the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2006:

Nominee	Votes Cast for	Votes Withheld/Abstained	Broker Non-Votes

David Buehler	9,177,916	75,761	0
Joseph Steurer	9,026,517	227,160	0
Michael Voyles	9,189,773	63,904	0

Item 6.    Exhibits and Reports on Form 8-K

(a)        The following exhibits are filed herewith:

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant’s Current Report on Form 8-K filed May 5, 2000.

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

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President (Principal Financial Officer)

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President (Principal Financial Officer)

(b)        Reports on Form 8-K

The Registrant filed a Report on Form 8-K on May 1, 2003 to furnish under Items 7 and 12 its press release announcing its results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003 Date August 13, 2003	GERMAN AMERICAN BANCORP By /s/ Mark A. Schroeder Mark A. Schroeder President and CEO By /s/ Bradley M. Rust Bradley M. Rust Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant’s Current Report on Form 8-K filed May 5, 2000.

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

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President (Principal Financial Officer)

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President (Principal Financial Officer)