Form 10-Q
period 2003-09-30
GERMAN AMERICAN BANCORP
filed 2003-11-14
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  for the Quarterly Period Ended September 30, 2003.

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
      Yes [X]      No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2003
Common Stock, No par value	10,433,551

GERMAN AMERICAN BANCORP

INDEX

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

Consolidated Balance Sheets – September 30, 2003 and December 31, 2002

Consolidated Statements of Income and Comprehensive Income — Ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows — Nine months Ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements — September 30, 2003

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Item 4.         Controls and Procedures.

PART II.        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART 1.        FINANCIAL INFORMATION
ITEM 1.         Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and Due from Banks	$29,419	$27,627
Federal Funds Sold and Other Short-term Investments	14,131	8,118

Cash and Cash Equivalents	43,550	35,745

Securities Available-for-Sale, at Fair Value	182,744	223,848
Securities Held-to-Maturity, at Cost	17,489	20,833

Loans Held-for-Sale	1,266	13,138

Total Loans	611,159	612,175
Less: Unearned Income	(1,444)	(1,434)
Allowance for Loan Losses	(8,334)	(8,301)

Loans, Net	601,381	602,440

Stock in FHLB of Indianapolis and Other Restricted Stock, at cost	12,784	12,462
Premises, Furniture and Equipment, Net	21,778	21,966
Other Real Estate	820	1,812
Goodwill	1,794	1,794
Intangible Assets	2,911	458
Company Owned Life Insurance	17,653	7,399
Accrued Interest Receivable and Other Assets	15,336	15,110

TOTAL ASSETS	$919,506	$957,005

LIABILITIES
Noninterest-bearing Demand Deposits	$109,982	$95,655
Interest-bearing Demand, Savings, and Money Market Accounts	252,440	243,202
Time Deposits < $100,000	291,658	311,489
Time Deposits $100,000 or more and Brokered Deposits	55,426	56,848

Total Deposits	709,506	707,194

FHLB Advances and Other Borrowings	114,044	132,319
Accrued Interest Payable and Other Liabilities	12,615	12,973

TOTAL LIABILITIES	836,165	852,486

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,434	11,461
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	---	---
Additional Paid-in Capital	59,169	78,836
Retained Earnings	13,866	12,298
Accumulated Other Comprehensive Income (Loss)	(128)	1,924

TOTAL SHAREHOLDERS' EQUITY	83,341	104,519

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$919,506	$957,005

End of period shares issued and outstanding	10,433,597	11,460,731

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three months Ended September 30,
	2003	2002
INTEREST INCOME
Interest and Fees on Loans	$10,301	$12,066
Interest on Federal Funds Sold and Other Short-term Investments	66	169
Interest and Dividends on Securities:
Taxable	997	1,943
Non-taxable	840	1,044

TOTAL INTEREST INCOME	12,204	15,222

INTEREST EXPENSE
Interest on Deposits	3,381	4,654
Interest on FHLB Advances and Other Borrowings	1,798	2,469

TOTAL INTEREST EXPENSE	5,179	7,123

NET INTEREST INCOME	7,025	8,099
Provision for Loan Losses	266	247

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,759	7,852

NON-INTEREST INCOME
Trust and Investment Product Fees	411	364
Service Charges on Deposit Accounts	967	669
Insurance Revenues	846	624
Other Operating Income	901	180
Gain on Sales of Loans and Related Assets	1,128	339
Net Gain / (Loss) on Sales of Securities	54	---

TOTAL NON-INTEREST INCOME	4,307	2,176

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,503	4,307
Occupancy Expense	567	545
Furniture and Equipment Expense	527	480
Data Processing Fees	276	281
Professional Fees	336	281
Advertising and Promotions	227	178
Supplies	162	182
Net Loss on Extinguishment of Borrowings	914	---
Other Operating Expenses	1,036	1,002

TOTAL NON-INTEREST EXPENSE	8,548	7,256

Income before Income Taxes	2,518	2,772
Income Tax Expense	365	457

NET INCOME	$2,153	$2,315

COMPREHENSIVE INCOME	$1,334	$2,389

Earnings Per Share and Diluted Earnings Per Share	$0.21	$0.20
Dividends Per Share	$0.14	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Nine months Ended September 30,
	2003	2002
INTEREST INCOME
Interest and Fees on Loans	$31,830	$36,927
Interest on Federal Funds Sold and Other Short-term Investments	204	607
Interest and Dividends on Securities:
Taxable	3,778	5,457
Non-taxable	2,698	3,121

TOTAL INTEREST INCOME	38,510	46,112

INTEREST EXPENSE
Interest on Deposits	10,751	14,341
Interest on FHLB Advances and Other Borrowings	5,614	7,408

TOTAL INTEREST EXPENSE	16,365	21,749

NET INTEREST INCOME	22,145	24,363
Provision for Loan Losses	495	792

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,650	23,571

NON-INTEREST INCOME
Trust and Investment Product Fees	1,215	1,055
Service Charges on Deposit Accounts	2,479	1,896
Insurance Revenues	2,446	2,047
Other Operating Income	1,013	872
Gain on Sales of Loans and Related Assets	2,434	962
Net Gain / (Loss) on Sales of Securities	77	---

TOTAL NON-INTEREST INCOME	9,664	6,832

NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,344	13,125
Occupancy Expense	1,784	1,587
Furniture and Equipment Expense	1,638	1,375
Data Processing Fees	833	832
Professional Fees	945	838
Advertising and Promotions	643	537
Supplies	472	509
Net Loss on Extinguishment of Borrowings	914	---
Other Operating Expenses	2,813	2,788

TOTAL NON-INTEREST EXPENSE	23,386	21,591

Income before Income Taxes	7,928	8,812
Income Tax Expense	1,294	1,599

NET INCOME	$6,634	$7,213

COMPREHENSIVE INCOME	$4,582	$8,825

Earnings Per Share and Diluted Earnings Per Share	$0.62	$0.63
Dividends Per Share	$0.42	$0.40

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,634	$7,213
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion)/Amortization on Securities	1,811	1,026
Depreciation and Amortization	1,854	1,627
Amortization and Impairment of Mortgage Servicing Rights	607	573
Net Change in Loans Held for Sale	12,883	(3,284)
Loss on Investment in Limited Partnership	154	95
Provision for Loan Losses	495	792
Loss / (Gain) on Sale of Securities, net	(77)	---
Loss / (Gain) on Sales of Loans and Related Assets	(2,434)	(962)
Loss / (Gain) on Disposition and Impairment of Premises and
Equipment	13	(15)
Loss on Extinguishment of Borrowings	914	---
Director Stock Awards	304	309
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,381	11,363
Interest Payable and Other Liabilities	(358)	3,309

Net Cash from Operating Activities	24,181	22,046

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Interest-bearing Balances with Banks	---	299
Proceeds from Maturities of Securities Available-for-Sale	133,271	42,213
Proceeds from Sales of Securities Available-for-Sale	13,186	134
Purchase of Securities Available-for-Sale	(110,534)	(99,525)
Proceeds from Maturities of Securities Held-to-Maturity	3,351	2,178
Purchase of Loans	(4,450)	(4,701)
Proceeds from Sales of Loans	633	1,025
Loans Made to Customers, net of Payments Received	3,867	24,284
Proceeds from Sales of Other Real Estate	1,373	927
Property and Equipment Expenditures	(1,586)	(3,139)
Proceeds from the Sale of Property and Equipment	4	114
Purchase of Company Owned Life Insurance	(10,000)	---
Acquired Insurance Agencies	(2,550)	---

Net Cash from Investing Activities	26,565	(36,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	2,312	(6,147)
Change in Short-term Borrowings	5,049	(5,546)
Advances of Long-term Debt	8,000	920
Repayments of Long-term Debt	(32,238)	(5,639)
Issuance of Common Stock	27	64
Purchase / Retire Common Stock	(21,447)	(2,673)
Employee Stock Purchase Plan	(120)	(66)
Dividends Paid	(4,524)	(4,608)

Net Cash from Financing Activities	(42,941)	(23,695)

Net Change in Cash and Cash Equivalents	7,805	(37,840)
Cash and Cash Equivalents at Beginning of Year	35,745	99,128

Cash and Cash Equivalents at End of Period	$43,550	$61,288

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

Note 2 — Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are as follows:

	Three months Ended September 30,
Earnings per Share:	2003	2002
Net Income	$2,153	$2,315

Weighted Average Shares Outstanding	10,433,433	11,469,275

Earnings per Share:	$0.21	$0.20

Diluted Earnings per Share:
Net Income	$2,153	$2,315

Weighted Average Shares Outstanding	10,433,433	11,469,275
Stock Options, Net	43,674	36,724

Diluted Weighted Average Shares Outstanding	10,477,107	11,505,999

Diluted Earnings per Share	$0.21	$0.20

	Nine months Ended September 30,
Earnings per Share:	2003	2002
Net Income	$6,634	$7,213

Weighted Average Shares Outstanding	10,731,677	11,498,988

Earnings per Share:	$0.62	$0.63

Diluted Earnings per Share:
Net Income	$6,634	$7,213

Weighted Average Shares Outstanding	10,731,677	11,498,988
Stock Options, Net	42,218	5,756

Diluted Weighted Average Shares Outstanding	10,773,895	11,504,744

Diluted Earnings per Share	$0.62	$0.63

Note 3 – Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

	September 30, 2003	December 31, 2003
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$5,053	$9,535
Obligations of State and Political Subdivisions	39,608	47,610
Asset-/Mortgage-backed Securities	120,018	145,485
Corporate Securities	2,163	4,990
Equity Securities	15,902	16,228

Total	$182,744	$223,848

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

	Carrying Value	Fair Value

September 30, 2003:
Obligations of State and Political Subdivisions	$17,489	$18,096

December 31, 2002:
Obligations of State and Political Subdivisions	$20,833	$21,566

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

The core banking segment is comprised of five community banks with 26 retail banking offices and one business lending center in Southwestern Indiana. The five community banks jointly own German American Financial Advisors & Trust Company (GAFA) which provides trust administration, investment advisory, brokerage services, and financial planning to customers. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio and investment securities portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The insurance segment consists of The Doty Agency, Inc., which provides a full line of personal and corporate insurance products as agent under five distinctive insurance agency names from five offices; and German American Reinsurance Company, Ltd. (GARC), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Quarter Ended September 30, 2003	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals
Net Interest Income	$7,342	$(212)	$2	$(107)	$7,025
Gain on Sales of Loans and Related Assets	465	663	---	---	1,128
Servicing Income	---	223	---	(45)	178
Insurance Revenues	32	60	787	(33)	846
Loss on Extinguishment of Borrowings	---	914	---	---	914
Noncash Items:
Provision for Loan Losses	266	---	---	---	266
MSR Amortization & Valuation	---	(268)	---	---	(268)
Provision for Income Taxes	1,142	(159)	63	(681)	365
Segment Profit (Loss)	2,877	(169)	145	(700)	2,153
Segment Assets	877,223	45,202	7,711	(10,630)	919,506

Quarter Ended September 30, 2002	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals
Net Interest Income	$8,228	$(189)	$4	$56	$8,099
Gain on Sales of Loans and Related Assets	286	53	---	---	339
Servicing Income	---	212	---	(61)	151
Insurance Revenues	40	40	577	(33)	624
Loss on Extinguishment of Borrowings	---	---	---	---	---
Noncash Items:
Provision for Loan Losses	497	(250)	---	---	247
MSR Amortization & Valuation	---	302	---	---	302
Provision for Income Taxes	1,170	(135)	51	(629)	457
Segment Profit (Loss)	3,028	(206)	82	(589)	2,315
Segment Assets	892,549	108,695	4,439	(1,824)	1,003,859

Nine months Ended September 30, 2003	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals
Net Interest Income	$22,724	$(489)	$7	$(97)	$22,145
Gain on Sales of Loans and Related Assets	1,235	1,199	---	---	2,434
Servicing Income	---	661	---	(147)	514
Insurance Revenues	122	153	2,268	(97)	2,446
Loss on Extinguishment of Borrowings	---	914	---	---	914
Noncash Items:
Provision for Loan Losses	936	(441)	---	---	495
MSR Amortization & Valuation	---	607	---	---	607
Provision for Income Taxes	3,384	(317)	176	(1,949)	1,294
Segment Profit (Loss)	8,617	(410)	425	(1,998)	6,634
Segment Assets	877,223	45,202	7,711	(10,630)	919,506

Nine months Ended September 30, 2002	Core Banking	Mortgage Banking	Insurance	Other	Consolidated Totals
Net Interest Income	$24,547	$(332)	$14	$134	$24,363
Gain on Sales of Loans and Related Assets	652	310	---	---	962
Servicing Income	---	624	---	(195)	429
Insurance Revenues	114	107	1,925	(99)	2,047
Loss on Extinguishment of Borrowings	---	---	---	---	---
Noncash Items:
Provision for Loan Losses	1,042	(250)	---	---	792
MSR Amortization & Valuation	---	573	---	---	573
Provision for Income Taxes	3,569	(419)	245	(1,796)	1,599
Segment Profit (Loss)	9,193	(639)	318	(1,659)	7,213
Segment Assets	892,549	108,695	4,439	(1,824)	1,003,859

Note 5 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 578,813 of the outstanding Common Shares of the Company, representing nearly five percent of its then outstanding shares. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of September 30, 2003, the Company had purchased 178,179 shares under the program.

Note 6 – Self Tender Offer

On February 7, 2003 the Company commenced a self-tender offer for up to 1.0 million of its common shares, or approximately 9% of its then outstanding shares, at a purchase price of $20 per share. On March 20, 2003, the Company purchased 1,057,566 shares under the offer, including 57,566 shares that the Company purchased in accordance with the optional purchase provision of the offer. The Company’s total cost in purchasing the shares, including fees and expenses incurred in connection with the offer, was approximately $21,442,000.

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

	Three months Ended September 30,
	2003	2002
Net Income as Reported	$2,153	$2,315
Compensation Expense Under Fair Value Method, Net of Tax	59	53

Pro forma Net Income	$2,094	$2,262
Pro forma Earnings per Share and Diluted Earnings per Share	$0.20	$0.20
As Reported Earnings per Share and Diluted Earnings per Share	$0.21	$0.20

	Nine months Ended September 30,
	2003	2002
Net Income as Reported	$6,634	$7,213
Compensation Expense Under Fair Value Method, Net of Tax	209	180

Pro forma Net Income	$6,425	$7,033
Pro forma Earnings per Share and Diluted Earnings per Share	$0.60	$0.61
As Reported Earnings per Share and Diluted Earnings per Share	$0.62	$0.63

Note 8 – Business Combinations

Effective September 2, 2003, the Company acquired substantially all of the assets, net of certain assumed liabilities of two property and casualty insurance agencies, Hoosierland Agency based in Jasper, Indiana and Stafford Williams Agency based in Washington, Indiana. Both agency operations have become part of the The Doty Agency Inc., the Company’s property and casualty insurance entity. For the three and nine months ended September 30, 2003 the addition of these agencies had minimal impact on the results of operations of the Company, as these agencies are included in the Company’s operations only for periods after September 2, 2003.

The purchase price for these transactions was $2.56 million in cash, and nearly the entire purchase price has been allocated to an amortizable customer relationship intangible. No goodwill has been recognized from the acquisition, however, the purchase accounting adjustments are still being completed. This customer relationship intangible will be amortized to expense over seven years and deducted for tax purposes over 15 years using the straight line method. Amortization expense for the next five years is expected to be $90,000 in 2003 and $360,000 for each year thereafter.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2003 and 2002. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	Three months Ended September 30,
	2003	2002
Pro forma Insurance Revenues	$1,079	$972
Pro forma Net Income	$2,145	$2,293
Pro forma Earnings per Share	$0.21	$0.20
Pro forma Diluted Earnings per Share	$0.20	$0.20

	Nine months Ended September 30,
	2003	2002
Pro forma Insurance Revenues	$3,462	$3,234
Pro forma Net Income	$6,663	$7,222
Pro forma Earnings per Share	$0.62	$0.63
Pro forma Diluted Earnings per Share	$0.62	$0.63

Note 9 – Loss on Extinguishment of Borrowings

During the third quarter of 2003, the Company paid off $20 million of FHLB advances with an average interest rate of 5.99%. The prepayment of the advances required the payment of a prepayment penalty of $914,000. This prepayment penalty is reflected as a net loss on extinguishment of borrowings in the statements of income.

Note 10 – Recently Adopted Accounting Standards

On January 1, 2003, the Company adopted Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliated community banks with 26 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, and Spencer and a business lending center in Evansville, Indiana. The Company also operates a trust, brokerage and financial planning subsidiary which operates from the banking offices of the bank subsidiaries, and two insurance agencies with six insurance agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2003 and December 31, 2002 and the consolidated results of operations for the three and nine-month periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2002 Annual Report on Form 10-K.

STOCK PURCHASE

On March 20, 2003, the Company purchased 1,057,566 of its common shares (approximately 9% of the number of shares that were then outstanding) at $20 per share pursuant to its self tender offer at a total cost, including fees and expenses incurred in connection with the offer, of approximately $21,442,000. Primarily due to this stock purchase, shareholders’ equity at September 30, 2003, declined by $21.2 million, or 20%, from shareholders’ equity at December 31, 2002, and book value (shareholders’ equity) per share declined by $1.13 or 12% from $9.12 at December 31, 2002 to $7.99 at September 30, 2003.

The Company funded $8,000,000 of the costs of purchasing these shares by borrowing under a revolving line of credit that the parent company established with a correspondent bank lender (see “FINANCIAL CONDITION — Liquidity” below), and the balance by applying cash and investments held by the parent company including cash received in the form of dividend payments by the Company from subsidiary companies during the first quarter of 2003. At September 30, 2003, the parent company’s cash and marketable investments were $3,967,000, a decline of $9,118,000 or 70%, from the parent company’s cash and marketable investments at December 31, 2002. Accordingly, the purchase of stock pursuant to the tender offer materially affected the liquidity of the parent company, and reduced its equity and increased its debt. On a consolidated basis, however, the Company continued at September 30, 2003, to remain “Well Capitalized” as that term is defined by federal banking regulations and its capital levels continued to significantly exceed the minimum required capital levels for each measure of capital adequacy. See ” FINANCIAL CONDITION — Capital Resources” below.

RESULTS OF OPERATIONS

Net Income:

Net income declined $162,000 to $2,153,000 for the quarter ended September 30, 2003 compared to $2,315,000 for the third quarter of 2002. Earnings per share for the quarter ended September 30, 2003 totaled $0.21 compared with $0.20 for the quarter ended September 30, 2002. A lower number of shares outstanding resulting from the aforementioned tender offer produced the increased earnings per share despite lower net income during the third quarter 2003 compared with the third quarter 2002. The decline in net income from the prior year’s third quarter results is attributable principally to a decline in net interest income of $1,074,000 and a net loss of $914,000 incurred with the prepayment of $20,000,000 of FHLB borrowings with scheduled maturities in the third quarter of 2004. These factors were partially offset by higher levels of increased non-interest income that included increased gains on sales of loans related to mortgage refinance activity of $789,000 and recoveries of mortgage servicing right impairment reserves of $378,000 during the third quarter 2003. In addition, increased service charges on deposit accounts of $298,000 and increased insurance revenues of $222,000 also served to mitigate the decline in net interest income and loss incurred from the prepayment of borrowings.

Net income declined $579,000 to $6,634,000 or $0.62 per share for the nine months ended September 30, 2003 compared to $7,213,000 or $0.63 per share for the nine months ended September 30, 2002. The decline in net income during the first three quarters of 2003 compared to the prior year’s results is attributable principally to a decline in net interest income of $2,218,000 and a net loss of $914,000 incurred with the prepayment of $20,000,000 of FHLB borrowings. These significant factors were partially offset by increased gains on sales of loans related to mortgage refinance activity of $1,472,000, a lower provision for loan losses of $297,000, increased service charges on deposit accounts of $583,000, and increased insurance, trust and brokerage revenues of $559,000.

The percentage decline in net income per share for the nine months ended September 30, 2003, as compared to the same period of 2002, was less than the percentage decline in net income for the 2003 period compared to 2002, due to the reduced average numbers of shares outstanding during 2003 as a result of the March 20, 2003 stock purchase described above under “Stock Purchase.”

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

	Three months Ended September 30,		Change from Prior Period
	2003	2002	Amount	Percent
Interest Income (T/E)	$12,683	$15,809	$(3,126)	-19.8%
Interest Expense	5,179	7,123	(1,944)	-27.3%

Net Interest Income (T/E)	$7,504	$8,686	$(1,182)	-13.6%

Net interest income declined $1,074,000 or 13.3% ($1,181,000 or 13.6% on a tax-equivalent basis) for the quarter ended September 30, 2003 compared with the third quarter of 2002. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 2003, the net interest margin declined to 3.47% compared to 3.71% for the same period of 2002. This compression to the net interest margin resulted in the decline in net interest income.

	Nine months Ended September 30,		Change from Prior Period
	2003	2002	Amount	Percent
Interest Income (T/E)	$40,138	$47,861	$(7,723)	-16.1%
Interest Expense	16,365	21,749	(5,384)	-24.8%

Net Interest Income (T/E)	$23,773	$26,112	$(2,339)	-9.0%

Net interest income declined $2,218,000 or 9.1% ($2,339,000 or 9.0% on a tax-equivalent basis) for the nine months ended September 30, 2003 compared with the same period of 2002. The net interest margin declined to 3.63% during the first three quarters of 2003 compared to 3.75% for the same period of 2002. Similar to the quarter ended September 30, 2003, the decline in the net interest income during the nine months ended September 30, 2003 was principally attributable to a lower net interest margin.

The Company’s net interest margin was adversely affected by the overall historically low levels of interest rates during the three and nine month periods ended September 30, 2003. This historically low interest rate environment resulted in a decline in overall earning asset yields including both the loan and securities portfolios. The continued decline in interest rates through most of the first three quarters of 2003 resulted in increased prepayment speeds within the Company’s mortgage-backed securities portfolio causing increased purchase premium amortization within that portfolio and thereby driving yields lower. In addition, due to the low level of interest rates, the Company has been unable to reinvest the proceeds of the mortgage-backed securities repayments and cash flows from securities issued by state and political subdivisions at comparable yields. The low level of interest rates have also caused downward pressure on the yield in the Company’s loan portfolio. The Company’s cost of funds has lowered significantly but has not sufficiently mitigated the decline in earning asset yield. Therefore, the net interest margin has declined in both the three and nine months ended September 30, 2003 compared with the same periods of 2002.

Late in the third quarter of 2003, the Company’s mortgage banking segment prepaid $20.0 million of FHLB advances with an average rate of 5.99%. These advances had stated maturities in the third quarter of 2004. During the quarter ended September 30, 2003, these $20.0 million of FHLB advances were carried at a negative interest rate spread of approximately 5% compared to short-term investments that had been internally matched to the contractual repayment of these advances. Therefore, management believes that the extinguishment of these borrowings will positively impact the net interest margin in future periods. While management believes the Company’s current asset sensitive interest rate risk position will allow the company to reap long-term benefits from sustained future increases in interest rates, a continuation of market interest rates at current or lower levels will likely result in continued pressure in the near future on the Company’s net interest income and net interest margin.

The statements in the preceding paragraph are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Changes in the Company’s future net interest income and net interest margin may vary materially from those that are presently expected, due to such factors as changes in interest rates; the effects of changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of business initiatives and business strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally; capital management activities; actions of the Federal Reserve Board; and legislative and regulatory actions and reforms.

Earning assets declined during the three and nine months ended September 30, 2003 compared with 2002 and was largely attributable to a decreased residential mortgage loan portfolio. This reduction is attributable to the refinance activity in the residential loan industry that has been fueled by the historically low interest rate environment and the Company’s continued sale of a majority of residential loan production in the secondary market.

Overall, the average loan portfolio declined by $18.4 million or 3% in the quarter ended September 30, 2003 compared with the third quarter 2002. Average residential mortgage loans declined $60.0 million or 31% during the third quarter 2003 compared with the same period in 2002. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $42.0 million or 13% during the quarter ended September 30, 2003 compared with the third quarter 2002.

The average loan portfolio declined by $27.3 million or 4% during the nine months ended September 30, 2003 compared with the same period during 2002. Average residential mortgage loans declined $61.8 million or 29% during the nine months ended 2003 compared with the same period in 2002. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $39.3 million or 13% during the first three quarters of 2003 compared with 2002.

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. For the quarter ended September 30, 2003 the Company recorded a loan loss provision of $266,000 compared with a provision of $247,000 during the quarter ended September 30, 2002. For the nine months ended September 30, 2003 the Company recorded provision for loan losses of $495,000 compared with $792,000 during the nine months ended September 30, 2002. The decline during the nine months ended September 30, 2003 resulted primarily from negative provisions of $441,000 in the Company’s Mortgage banking segment compared with a negative provision of $250,000 for the same period of 2002. Of the negative provisions during 2003, $196,000 was due to an unanticipated settlement of claims relating to a block of previously charged-off residential mortgage loans, and the balance was attributable to the continued decline in the volume of the mortgage banking segment’s residential loan portfolio. The core banking segment recorded a $266,000 provision for loan loss during the quarter ended September 30, 2003, compared to $497,000 during the third quarter of 2002. The core banking segment recorded a $936,000 provision for loan losses during the nine months ended September 30, 2003 compared with $1,042,000 during the same period of 2002.

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

For the three months ended September 30, 2003 the Company recorded net charge-offs of $470,000 or 0.30% annualized of average loans compared with net charge-offs of $361,000 or 0.22% annualized of average loans for the same period of 2002.

For the nine months ended September 30, 2003 the Company realized net charge-offs of $462,000 or .10% compared with net charge-offs of $967,000 or 0.20% annualized of average loans for the same period of 2002.

Non-performing loans represented 0.50% of total loans at September 30, 2003 compared to 0.53% at December 31, 2002. See discussion of “Financial Condition” for more information regarding nonperforming assets.

Non-interest Income:

Non-interest income increased for both the three and nine-month periods ended September 30, 2003 compared with the same periods of the prior year. Non-interest income increased $2,131,000 or 98% during the third quarter of 2003 and increased $2,832,000 or 41% during the nine months ended September 30, 2003 compared to the same periods of 2002. In both time periods, the increased income was primarily driven by Trust and Investment Product Fees, Service Charges on Deposit Accounts, Insurance Revenues, and Net Gains on Sales of Loans and Related Assets. In addition, in the three months ended September 30, 2003, recovery of mortgage servicing right impairment reserve contributed to the increased non-interest income.

Trust and Investment Product Fees increased $47,000 or 13% and $160,000 or 15% during the three and nine-month periods ended September 30, 2003 compared to the three and nine-month periods ended September 2002. German American Financial Advisors & Trust Company (GAFA) was formed in July 2002 to provide expanded financial planning, full service brokerage, trust administration and other financial services.

Service Charges on Deposit Accounts increased $298,000 or 45% and $583,000 or 31% for the three and nine-month periods ended September 30, 2003 compared with the same periods during 2002. The increases were primarily attributable to the introduction of an overdraft protection service program during the second quarter of 2003.

Insurance Revenues increased $222,000 or 36% and $399,000 or 19% during the three and nine- month periods ended September 30, 2003 compared to the three- and nine- month periods ended September 2002. The increased insurance revenues were primarily generated by the company’s property and casualty insurance operations. Effective September 2, 2003, the Company acquired substantially all of the assets, net of certain assumed liabilities, of two property and casualty insurance agencies, Hoosierland Agency based in Jasper, Indiana and Stafford Williams Agency based in Washington, Indiana. The addition of these agencies is anticipated to significantly increase the Company’s insurance commission revenues with total annualized insurance revenues now expected to exceed $4.0 million. For the three and nine months ended September 30, 2003 the addition of these agencies had minimal impact on the revenues and expenses of the Company. The revenues and expenses associated with these acquisitions is anticipated to have a more significant effect on the Company’s operations starting in the fourth quarter of 2003.

The Company’s statements regarding its expectation of annual insurance revenues are “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. The Company’s future insurance revenues may vary materially from those that are presently expected, due to such factors as the effects of changes in competitive conditions; the introduction, withdrawal, success and timing of business initiatives and business strategies; changes in general economic conditions, either nationally or regionally; legislative and regulatory actions and reforms; potential acquisitions of other insurance businesses by the Company; and the potential for difficulties to arise in the integration of acquired operations.

Net Gains on Sales of Loans and Related Assets increased $789,000 or 233% for the three month period ended September 30, 2003 compared with the same period during 2002. For the nine months ended September 30, 2003 Net Gains on Sales of Loans and Related Assets increased $1,472,000 or 153% compared to September 30, 2002. Historically low interest rate levels fueled significant refinance activity and subsequently increased levels of loan sales to the secondary markets. Loan sales totaled $65.2 million and $166.7 million during the three- and nine- months ended September 30, 2003 compared with $28.9 and $85.4 million in 2002.

Other Operating Income increased by $721,000 or 401% and $141,000 or 16% during the three and nine- months ended September 30, 2003 compared with the same periods during 2002. For the three month period ended September 30, 2003 the increase in Other Operating Income was primarily attributable to impairment reserve recovery on the mortgage banking segment’s mortgage servicing rights portfolio of $378,000 compared with an impairment charge of $232,000 for the three months ended September 30, 2002. A modest increase in longer-term interest rates facilitated the recovery during the three months ended September 30, 2003. For the nine month period ended September 30, 2003, the impairment adjustment totaled $315,000 compared with $380,000 during the same period of 2002. Refinancing activity attributable to historically low interest rates resulted in the impairment adjustments in the aforementioned periods. Also contributing to the increase in Other Operating Income was the purchase of $10,000,000 of Company Owned Life Insurance (COLI) by the Company during the three months ended September 30, 2003. The cash surrender value of COLI increased $61,000 during three- months ended September 30, 2003 compared with the same period of 2002.

Non-interest Expense:

Non-interest expense increased $1,292,000 or 18% and $1,795,000 or 8% during the three and nine- month periods ended September 30, 2003 compared to the same periods of 2002. For both time periods, the increase was primarily the result of increased Occupancy Expense, Furniture and Equipment Expense, Professional Fees Expense, Advertising and Promotion Expense, and Net Loss on Extinguishment of Borrowings.

Salaries and Employee Benefits Expense increased $196,000 or 5% and $219,000 or 2% during the three and nine- months ended September 30, 2003 compared with the same periods of 2002. Salaries and Employee Benefits Expense increased in large part due to increased sales-related incentives. Increased trust and investment product fees, increased mortgage originations, and increased insurance revenues have contributed to increased sales-related incentive pay. Salaries and Employee Benefits Expense continues to represent the most significant portion of operating expenses, totaling 57% in 2003 and 60% in 2002.

Occupancy Expense increased $22,000 or 4% and $197,000 or 12% during the three and nine-month periods ended September 30, 2003 compared with the prior year. For the three and nine months ended September 30, 2003, approximately $24,000 and $84,000 of the increase was attributable to building depreciation resulting from remodeling at an affiliate bank’s main office facility. In addition, general repairs and maintenance costs increased approximately $50,000 throughout the Company during the nine months ended September 2003 compared to September 2002.

Furniture and Equipment Expense increased $47,000 or 10% and $263,000 or 19% during the three and nine-month periods ended September 30, 2003 compared with the same periods of 2002. The increased furniture and equipment expense was primarily due to an increased amount of depreciation expense from equipment purchases related to the aforementioned remodeling and various other equipment upgrades and replacements throughout the Company during 2002. Depreciation expense from equipment purchases and upgrades increased approximately $23,000 and $165,000 for the three and nine-month periods ended September 30, 2003 when compared to the same periods of 2002. In addition, software licenses and maintenance agreements increased during the three and nine-month periods ended September 30, 2003 as compared with 2002.

Professional Fees Expense increased $55,000 or 20% and $107,000 or 13% during the three and nine-month periods ended September 30, 2003 compared with the same periods of 2002. The increase is attributable to an increase in general audit and accounting fees.

Advertising and Promotion Expense increased $49,000 or 28% and $106,000 or 20% during the three and nine- months ended September 30, 2003 compared with the prior year. This increase was partially attributable to the initiation of a television advertising campaign by the Company during the first quarter of 2003. The increase in Advertising and Promotion Expense is also due to general advertising expenses for GAFA which was formed in July 2002.

As was previously disclosed in the “Net Interest Income” section of this report, the Company’s mortgage banking segment prepaid $20,000,000 of FHLB Advances in the third quarter of 2003. The prepayment fees associated with the extinguishment of this debt totaled $914,000.

As was previously disclosed, effective September 2, 2003, the Company acquired substantially all of the assets, net of certain assumed liabilities, of two property and casualty insurance agencies, Hoosierland Agency based in Jasper, Indiana and Stafford Williams Agency based in Washington, Indiana. The addition of these agencies is anticipated to increase the Company’s amortization of intangible assets beginning in the fourth quarter of 2003 by approximately $90,000 per quarter due to the commencement of amortization of the $2.5 million customer relationship intangible recorded in September 2003. Refer to Note 8 to the consolidated financial statement for additional discussion of the business combination transactions.

Income Taxes:

The Company’s effective income tax rate approximated 14.5% and 16.5% of pre-tax income during the three months ended September 30, 2003 and 2002. The Company’s effective income tax rate approximated 16.3% and 18.1% of pre-tax income during the nine months ended September 30, 2003 and 2002. The lower effective tax rates during 2003 compared with 2002 was the result of lower before tax net income. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rates in both 2003 and 2002 primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at September 30, 2003 decreased $37.5 million to $919.5 million compared with $957.0 million in total assets at December 31, 2002. Loans, net of unearned income and allowance for loan losses, decreased by $1.1 million during the nine months ended September 30, 2003. Residential real estate loans declined $41.1 million and consumer loans declined $873,000 during the nine months ended September 30, 2003 while commercial and industrial loans increased $33.6 million and agricultural loans increased $7.4 million. The decline in residential real estate loans was attributable to the sale of a majority of new loan production to the secondary markets combined with continued increased rates of prepayments of existing portfolio residential real estate loans.

Cash and Cash Equivalents increased $7.8 million while Investment Securities decreased $44.5 million to $200.2 million at September 30, 2003 compared with $244.7 million at year-end. The decline in investment securities was largely attributable to repayment of FHLB advances, purchases of Company Owned Life Insurance (COLI) and the increase in cash and cash equivalents.

Intangible Assets increased $2.5 million to $2.9 million at September 30, 2003. The increase was attributable to the acquisition of substantially all of the assets, net of certain assumed liabilities, of two property and casualty insurance agencies during the third quarter of 2003. COLI increased $10.3 million to $17.7 million at September 30, 2003 compared to $7.4 million at year end. The increase was largely attributable to the purchase of $10.0 million in COLI during the third quarter of 2003.

Total Deposits at September 30, 2003 increased fractionally to $709.5 million compared with $707.2 in total deposits at December 31, 2002. Demand, savings, and money market accounts increased $23.6 million while total time deposits declined $21.3 million. FHLB Advances and Other Borrowings declined $18.3 million to $114.0 million at September 30, 2003 compared with $132.3 million at year-end. The decline in borrowings was the result of repayment of FHLB advances, primarily within the Company’s mortgage banking segment.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2003 and December 31, 2002 (dollars in thousands):

	September 30, 2003	December 31, 2002
Non-accrual Loans	$1,622	$1,773
Past Due Loans (90 days or more)	1,439	1,095
Restructured Loans	---	365

Total Non-performing Loans	3,061	3,233

Other Real Estate	820	1,812

Total Non-performing Assets	$3,881	$5,045

Allowance for Loan Loss to Non-performing Loans	272.26%	256.76%
Non-performing Loans to Total Loans	0.50%	0.53%

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

At September 30, 2003, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At September 30, 2003	At December 31, 2002
Leverage Ratio	4.00%	5.00%	8.25%	9.91%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	11.21%	14.64%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	12.41%	15.86%

Shareholders’ equity totaled $83.3 million at September 30, 2003 or 9.1% of total assets, a decrease of $21.2 million from December 31, 2002. The decline in total shareholders’ equity was primarily the result of shares repurchased through a tender offer. See “Stock Purchase”, above. As noted in the above table, the Company, on a consolidated basis, remains categorized as well-capitalized for regulatory purposes after the repurchase of shares through the tender offer. In addition, all of the Company’s affiliate banks are also categorized as well-capitalized as of September 30, 2003.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. During the nine months ended September 30, 2003, operating activities provided $14.2 million of available cash, which included net income of $6.6 million. The purchase and retirement of common stock through the aforementioned tender offer produced cash outflows of $21.4 million during the nine months ended September 30, 2003. In addition, cash outflows included $4.5 million in dividends paid to shareholders. The cash inflows from the maturities and sales of securities exceeded the cash outflows from purchases of securities by approximately $39.3 million. The repayment of long-term debt exceeded cash inflows from the acquisition of long-term borrowings by $24.2 million. Total cash inflows for the period exceeded outflows by $7.8 million, leaving cash and cash equivalents of $43.6 million at September 30, 2003.

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

Interest Rate Sensitivity as of September 30, 2003

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change
+2%	$ 108,886	3.03%	12.01%	67 b.p.
Base	105,683	---	11.34	---
-2%	91,090	(13.81)	9.62	(172) b.p.

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

Item 4.    Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934), as of the end of the quarterly period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)        The following exhibits are filed herewith:

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

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

(b)        Reports on Form 8-K

The Registrant filed a Report on Form 8-K on August 7, 2003 to furnish under Items 7 and 12 its press release announcing its results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	GERMAN AMERICAN BANCORP By /s/ Mark A. Schroeder Mark A. Schroeder President and CEO

Date: November 13, 2003	By /s/ Bradley M. Rust Bradley M. Rust Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

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