Form 10-K
period 2003-12-31
GERMAN AMERICAN BANCORP
filed 2004-03-12
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended: December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:  0-11244

GERMAN AMERICAN BANCORP
(Exact name of registrant as specified in its charter)

INDIANA	35-1547518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
711 Main Street, Box 810, Jasper, Indiana 47546 (Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code:   (812) 482-1314
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, No Par Value
(Title of Class)
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

         The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $154,783,000.

         As of March 1, 2004, there were outstanding 10,940,803 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 22, 2004, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2003

Table of Contents

PART I

Item 1.	Business	3
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	6
Item 6.	Selected Financial Data	7
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25-55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56

PART III

Item 10.	Directors and Executive Officers of the Registrant.	56
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions	58
Item 14.	Independent Accountant Fees and Services	58

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	59

SIGNATURES	60

INDEX OF EXHIBITS	61-63

PART I

Item 1.    Business.

General

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliated community banks with 27 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, Spencer, and a business lending center in Evansville, Indiana. The Company also operates a trust, brokerage and financial planning subsidiary, which operates from the banking offices of the bank subsidiaries, and two insurance agencies with five insurance agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products. Financial and other information by segment is included in “Note 16 – Segment Information” of the “Notes to the Consolidated Financial Statements” included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
The German American Bank	Commercial Bank	Jasper, IN
First American Bank	Commercial Bank	Vincennes, IN
First Title Insurance Company	Title Insurance Agency	Vincennes, IN
First State Bank, Southwest Indiana	Commercial Bank	Tell City, IN
Peoples Bank	Commercial Bank	Washington, IN
Citizens State Bank	Commercial Bank	Petersburg, IN
The Doty Agency, Inc.	Multi-Line Insurance Agency	Petersburg, IN
German American Financial Advisors & Trust Company	Trust, Brokerage, Financial Planning	Jasper, IN

Competition

The industries in which the Company operates are highly competitive. The Company’s subsidiary banks compete for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southwest Indiana and elsewhere. The Company’s subsidiaries compete with commercial banks, savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. Many of these banks and other organizations have substantially greater resources than the Corporation.

Employees

At March 1, 2004 the Company and its subsidiaries employed approximately 379 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed “well-capitalized.” Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or “core”, capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 2003, the Company had a total risk-based capital ratio of 12.30%, a Tier 1 risk-based capital ratio of 11.11% (based on Tier 1 capital of $77,734,000 and total risk-weighted assets of $699,453,000), and a leverage ratio of 8.40%. The Company meets all of the requirements of the “well-capitalized” category and, accordingly, the Company does not expect these regulations to significantly impact operations.

The Company is a corporation separate and distinct from its bank and other subsidiaries. Most of the Company’s revenues will be received by it in the form of dividends, fees, and interest paid by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on its ability to pay dividends. The FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries that enable it to prevent or remedy actions that in its view may represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC and DFI possess similar enforcement powers over the respective bank subsidiaries of the Company for which they have supervision. The “prompt corrective action” provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

Internet Address; Internet Availability of SEC Reports.

The Company’s Internet address is www.germanamericanbancorp.com.

The Company makes available, free of charge through the Investors section of its Internet website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission (SEC).

Forward-Looking Statements

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about the Company’s net interest income or net interest margin adequacy of allowance for loan losses and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

The Company may include forward-looking statements in filings with the SEC, such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

Item 2.    Properties.

The Company conducts its operations from the main office building of The German American Bank at 711 Main Street, Jasper, Indiana. The main office building contains approximately 23,600 square feet of office space. The Company’s subsidiaries conduct their operations from 32 other locations in Southwest Indiana.

Item 3.    Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2003 to a vote of security holders, by solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

German American Bancorp’s stock is traded on NASDAQ’s National Market System under the symbol GABC. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the table below. All per share data are retroactively restated for all stock dividends.

	2003			2002
	High	Low	Cash Dividend	High	Low	Cash Dividend

Fourth Quarter	$18.79	$14.81	$0.133	$17.14	$14.53	$0.127
Third Quarter	$18.19	$16.21	$0.133	$16.87	$14.69	$0.127
Second Quarter	$18.09	$16.48	$0.133	$16.78	$14.51	$0.127
First Quarter	$18.55	$16.91	$0.133	$15.65	$14.33	$0.127

			$0.532			$0.508

The Common Stock was held of record by approximately 3,204 shareholders at March 1, 2004.

Cash dividends paid to the Company’s shareholders are primarily funded from dividends received by the Company from its subsidiaries. The Company is currently considering the optimal mix of cash dividend and stock dividends in light of the recent changes in the federal tax laws relative to the shareholders’ effective rate on cash dividends as well as the annual stock dividend’s long-term effect on the composition of the Company’s equity. The declaration and payment of future dividends will depend upon the earnings and financial condition of the Company and its subsidiaries, general economic conditions, compliance with regulatory requirements, and other factors.

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

	2003		2002	2001	2000	1999
Summary of Operations:
Interest Income	$50,619		$60,494	$71,069	$79,319	$72,135
Interest Expense	21,084		28,492	38,917	45,646	37,744

Net Interest Income	29,535		32,002	32,152	33,673	34,391
Provision for Loan Losses	811		1,115	660	2,231	1,749

Net Interest Income after Provision
For Loan Losses	28,724		30,887	31,492	31,442	32,642
Non-interest Income	12,934		9,509	9,772	2,543 (3)	6,385
Non-interest Expense	32,219	(1)	28,967	29,308	28,238	26,357

Income before Income Taxes	9,439		11,429	11,956	5,747	12,670
Income Tax Expense	1,271		1,987	2,763	459	3,316

Net Income	$8,168		$9,442	$9,193	$5,288	$9,354

Year-end Balances:
Total Assets	$925,946		$957,005	$1,015,111	$1,079,808	$1,056,641
Total Loans, Net of Unearned Income	611,866		610,741	657,166	709,744 (3)	741,609
Total Deposits	717,133		707,194	726,874	735,570	751,428
Total Long-term Debt	76,880	(1)	121,687	156,726	182,370	126,902
Total Shareholders' Equity	83,126	(2)	104,519	102,209	97,260	93,685

Average Balances:
Total Assets	$938,992		$1,000,167	$1,014,917	$1,070,093	$999,761
Total Loans, Net of Unearned Income	618,340		644,990	704,562	766,533 (3)	691,250
Total Deposits	711,310		718,763	718,160	749,235	743,153
Total Shareholders' Equity	87,703	(2)	103,301	100,232	95,788	97,855

Per Share Data(4):
Net Income	$0.73	(2)	$0.79	$0.76	$0.44	$0.77
Cash Dividends(5)	0.53		0.51	0.48	0.45	0.40
Book Value at Year-end	7.60	(2)	8.72	8.44	8.05	7.77

Other Data at Year-end:
Number of Shareholders	3,198		3,299	3,314	3,208	3,192
Number of Employees	383		390	422	405	416
Weighted Average Number of Shares(4)	11,176,766	(2)	12,007,009	12,093,160	12,074,628	12,221,399

Selected Performance Ratios:
Return on Assets	0.87%		0.94%	0.91%	0.49%	0.94%
Return on Equity	9.31	%(2)	9.14%	9.17%	5.52%	9.56%
Equity to Assets	8.98	%(2)	10.92%	10.07%	9.01%	8.87%
Dividend Payout	73.26%		64.99%	63.98%	98.54%	50.04%
Net Charge-offs to Average Loans	0.14%		0.19%	0.22%	0.27%	0.23%
Allowance for Loan Losses to Loans	1.35%		1.36%	1.27%	1.31%	1.23%
Net Interest Margin	3.61%		3.67%	3.61%	3.57%	3.87%

(1)	In 2003, the Company prepaid $40.0 million of FHLB borrowings within its mortgage banking segment. The prepayment fees associated with the extinguishment of these borrowings totaled $1.9 million.
(2)
In March 2003, the Company purchased 1,110,444 (approximately 9% of the number of shares that were then outstanding) of its common shares at $19.05 per share pursuant to a self tender offer at a total cost, including fees and expenses incurred in connection with the offer, of approximately $21.4 million.

(3)
In 2000, the Company reclassified $69.8 million of sub-prime, out-of-market residential mortgage loans as held-for-sale. The difference between book value and market value resulted in a $5.2 million allowance for market loss on loans held-for-sale.

(4)	Share and Per Share Data has been retroactively adjusted to give effect for stock dividends and excludes the dilutive effect of stock options.
(5)
Cash Dividends represent historical dividends declared per share without retroactive restatement for business combination transactions accounted for under the pooling of interests method of accounting.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliated community banks with 27 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, and Spencer and a business lending center in Evansville, Indiana. The Company also operates a trust, brokerage and financial planning subsidiary which operates from the offices of the bank subsidiaries, and two insurance agencies with five agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

The information in this Management’s Discussion and Analysis is presented as an analysis of the major components of the Company’s operations for the years 2001 through 2003 and its financial condition as of December 31, 2003 and 2002. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report, and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements”). Financial and other information by segment is included in Note 16 – Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

MANAGEMENT OVERVIEW

As is the case for many banking organizations, the Company’s largest source of revenue has historically been, and continues to be, derived from the spread earned between its interest income and interest expense. As discussed in greater detail below, the Company’s continued dependence on its interest spread adversely affected 2003 operating results, due to the impact of a continuation of a 45-year low in the level of interest rates. The Company’s net interest income decreased by nearly $2.5 million during 2003, a decline of 8% from that earned in 2002, which continued a five-year trend of declines in net interest income.

This period of historic low interest rates is dampening the current level of the Company’s financial performance, and this trend is expected to continue until such time as there is a significant sustained increase in interest rates. Further, the Company’s net interest income and margin are subject to further downward pressure should interest rates decline from current levels. Conversely, management believes that the Company’s net interest income and margins will improve if, and when, interest rates once again return to more normal levels in the coming years. The statements in this paragraph regarding the sensitivity of the Company’s net interest income and margin to changes in interest rates are forward-looking statements, which are subject to numerous uncertainties; actual changes in the Company’s net interest income and margin on account of interest rate changes may differ materially from the changes that are presently expected due to numerous factors. As discussed elsewhere in this Annual Report on Form 10-K, the Company monitors interest rate risk by the use of computer simulation modeling to estimate the potential impact on its net interest income under various interest rate scenarios, but such computer simulation modeling is based on a number of assumptions, including the relative levels of market interest rates and prepayments in mortgage loans and certain types of investments, and do not reflect actions that management may take in response to interest rate changes. In addition, the Company’s net interest income and margin are subject to change on account of factors unrelated to the relative levels of, or changes in, interest rates, as discussed elsewhere in this Annual Report on Form 10-K.

In recent years, management has taken steps to enhance and grow its sources of non-interest-related revenue (such as insurance, trust administration, securities brokerage and financial planning) in an effort to reduce the Company’s dependency on its net interest income and net interest spread. Increased commissions and fees from the Company’s combined banking, insurance, and investment operations were principally responsible for the growth of $3.4 million, or 36%, in the Company’s non-interest income in 2003 from that recorded in 2002. The Company expects that these non-interest-related revenue sources will continue to significantly enhance its financial performance in the coming years.

The Company also has devoted increased emphasis in recent years to expanding its offering of loans and other products and services to business customers. Measured on a year-end basis, commercial/agricultural loans grew by 14% in 2003, the fifth consecutive year of double-digit growth within this component of the Company’s balance sheet. The heightened management efforts to grow this component of the Company’s customer base is directly attributable to management’s belief that business customers, particularly small business customers, will value the Company’s approach of providing a combination of highly qualified professional financial advisors, local decision-making, and customer-focused products and services.

Management also has endeavored in recent years to improve the Company’s operating efficiency through enhanced employee productivity and the control of operating expenses, as evidenced by the reduction in the number of full-time equivalent employees in 2003 and 2002 from earlier years.

In summary, management in 2004 expects to continue to reduce the Company’s reliance upon net interest income by increasing its emphasis on products and services that generate fees and commissions. Management also seeks to enhance the Company’s financial performance by increasing its offering of loans and other products and services to business customers, and operating more efficiently.

STOCK PURCHASE

On March 20, 2003, the Company purchased 1,110,444 of its common shares (approximately 9% of the number of shares that were then outstanding) at $19.05 per share pursuant to its self tender offer at a total cost, including fees and expenses incurred in connection with the offer, of approximately $21.4 million. Primarily due to this stock purchase, shareholders’ equity at December 31, 2003 declined by $21.4 million, or 21%, from shareholders’ equity at December 31, 2002, and book value (shareholders’ equity) per share declined by $1.52 or 17% from $9.12 at December 31, 2002 to $7.60 at December 31, 2003.

The Company funded $8,000,000 of the costs of purchasing these shares by borrowing under a revolving line of credit that the parent company established with a correspondent bank lender (see SOURCES OF FUNDS — PARENT COMPANY FUNDING SOURCES below), and the balance by applying cash and investments held by the parent company including cash received in the form of dividend payments by the Company from subsidiary companies during the first quarter of 2003. At December 31, 2003, the parent company’s cash and marketable investments were $1,147,000, a decline of $11.9 million or 91%, from the parent company’s cash and marketable investments at December 31, 2002. Accordingly, the purchase of stock pursuant to the tender offer materially affected the liquidity of the parent company, and reduced its equity and increased its debt. On a consolidated basis, however, the Company continued at December 31, 2003, to remain “Well Capitalized” as that term is defined by federal banking regulations and its capital levels continued to significantly exceed the minimum required capital levels for each measure of capital adequacy. See CAPITAL RESOURCES and Note 9 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses to cover probable incurred credit losses at the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. A provision for loan losses is charged to operations based on management’s periodic evaluation of the necessary allowance balance. Evaluations are conducted at least quarterly and more often if deemed necessary. The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.

The Company has an established process to determine the adequacy of the allowance for loan losses. The determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on other classified loans and pools of homogeneous loans, and consideration of past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors, all of which may be susceptible to significant change. The allowance consists of two components of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover losses inherent in the loan portfolio.

Commercial, agricultural and poultry loans are subject to a standardized grading process administered by an internal loan review function. The need for specific reserves is considered for credits when graded substandard or special mention, or when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectibility of the loan is in question, or the loan characteristics require special monitoring. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired. Specific allocations on impaired loans are determined by comparing the loan balance to the present value of expected cash flows or expected collateral proceeds. Allocations are also applied to categories of loans not considered individually impaired but for which the rate of loss is expected to be greater than historical averages, including those graded substandard or special mention and non-performing consumer or residential real estate loans. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values.

General allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a five-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends.

Due to the imprecise nature of estimating the allowance for loan losses, the Company’s allowance for loan losses includes a minor unallocated component. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, lending staff quality, industry trends impacting specific portfolio segments, and broad portfolio quality trends. Therefore, the ratio of allocated to unallocated components within the total allowance may fluctuate from period to period.

MORTGAGE SERVICING RIGHTS VALUATION

Mortgage servicing rights (MSRs) are recognized and included with other assets for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type and age. Fair value is determined based upon discounted cash flows using market-based assumptions.

To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The Company periodically validates it valuation model by obtaining an independent valuation of its MSRs.

The most significant assumption used to value MSRs is prepayment rate. In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayment speeds attributable to increased mortgage refinancing activity. Prepayment rates are estimated based on published industry consensus prepayment rates. Prepayments will increase or decrease in correlation with market interest rates, and actual prepayments generally differ from initial estimates. If actual prepayment rates are different than originally estimated, the Company may receive less mortgage servicing income, which could reduce the value of the MSRs. Other assumptions used in estimating the fair value of MSRs do not generally fluctuate to the same degree as prepayment rates, and therefore the fair value of MSRs is less sensitive to changes in these other assumptions.

On a quarterly basis, the Company evaluates the possible impairment of MSRs based on the difference between the carrying amount and the current fair value of MSRs. For purposes of evaluating and measuring impairment, the Company stratifies its portfolios on the basis of certain risk characteristics, including loan type and age. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists for a particular strata, a reduction of the valuation allowance may be recorded as an increase to income.

The Company annually reviews MSRs for other-than-temporary impairment and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. In determining whether other-than-temporary impairment has occurred, the Company considers both historical and projected trends in interest rates, prepayment activity within the strata, and the potential for impairment recovery through interest rate increases. Unlike a valuation allowance, a direct-write down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries.

As of December 31, 2003 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At December 31, 2003 the Company’s MSRs had a fair value of $2,647,000 using a weighted average prepayment rate of 20%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs was $3,397,000 with a weighted average prepayment rate of 12%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs was $1,479,000 with a weighted average prepayment rate of 51%.

RESULTS OF OPERATIONS

NET INCOME

In 2003, the Company earned net income of $8,168,000 or $0.73 per share. Earnings for 2003 declined by approximately 13% from the $9,442,000 and approximately 8% from the $0.79 per share reported for 2002. A lower number of shares outstanding resulting from the tender offer completed in March 2003 produced the lower percentage decline in earnings per share than that experienced in reported net income. The lower level of earnings during 2003 compared to 2002 was attributable principally to a decline in net interest income of $2,467,000 and a net loss of $1,898,000 incurred with the prepayment of $40,000,000 of FHLB borrowings. These significant factors were partially offset by double digit percentage increases in each category of non-interest income which totaled $3,425,000.

The Company’s 2002 earnings increase compared with 2001 was generated primarily by the Company’s core banking segment. The Company’s mortgage banking operations were adversely affected during the fourth quarter 2001 and throughout 2002 due to the impact of historic low levels of interest rates on the valuation of mortgage servicing rights and net interest income. The mortgage banking segment experienced net losses of $963,000 during 2002 compared to nearly break-even results in 2001 of $28,000 net income.

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

Net interest income declined during 2003 by $2,467,000 or 8% ($2,777,000 on a tax equivalent basis) compared with 2002. Net interest margin is tax equivalent net interest income expressed as a percentage of average earning assets. For 2003, the net interest margin remained relatively stable at 3.61% compared with 3.67% for 2002.

The Company’s net interest income was adversely impacted by the historically low levels of interest rates during 2003. This historically low interest rate environment resulted in a decline in overall earning asset yields including both the loan and securities portfolios. The decline in interest rates through most of the first three quarters of 2003 resulted in increased prepayment speeds in the Company’s mortgage-related securities portfolio, causing increased purchase premium amortization within that portfolio and thereby driving yields lower. In addition, due to the low level of interest rates, the Company was unable to reinvest the proceeds of the mortgage-related securities repayments and cash flows from securities issued by state and local subdivisions at comparable yields. The low level of interest rates has also caused downward pressure on the yield in the Company’s loan portfolio. The Company’s cost of funds has lowered significantly but has not sufficiently mitigated the decline in earning asset yield. While management believes the current asset sensitive interest rate risk position will allow the company to reap long-term benefits from sustained future increases in interest rates, a continuation of market interest rates at current or lower levels will likely result in continued pressure in the near future on the Company’s net interest income and net interest margin.

The statements in the preceding paragraph are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Changes in the Company’s future net interest income and net interest margin may vary materially from those that are presently expected, due to such factors as the unknown future direction of, and timing and magnitude of, changes in interest rates; the effects of changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of business initiatives and business strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally; capital management activities; actions of the Federal Reserve Board; and legislative and regulatory actions and reforms.

Earning assets declined during 2003 compared with 2002 and was largely attributable to a decreased residential mortgage loan portfolio and the repayment of FHLB advances within the mortgage banking segment. The decline in interest earning assets was also attributable, to a lesser degree, to the previously discussed self tender offer and the purchase of Company Owned Life Insurance (COLI) during mid-2003.

The reduction in loans was attributable to the refinance activity in the residential loan industry that has been fueled by the historically low interest rate environment and the Company’s continued sale of a majority of residential loan production in the secondary markets. Overall, the average loan portfolio declined by $26.7 million or approximately 4% during 2003 compared with 2002. Average residential mortgage loans declined $63.5 million or 31% during 2003. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $40.4 million or 13% during 2003 compared with 2002.

In the second quarter of 2003, the Company’s mortgage banking segment repaid a maturing FHLB advance in the amount of $10.0 million. Late in the third quarter of 2003, the mortgage banking segment prepaid $20.0 million of FHLB advances with an average rate of 5.99%. These advances had stated maturities in the third quarter of 2004. Late in the fourth quarter of 2003, the Company’s mortgage banking segment prepaid an additional $20.0 million of FHLB advances with an average rate of 6.19%. These advances had stated maturities in the first quarter of 2005. Over the second half of 2003, these advances were carried at a negative interest rate spread of approximately 5% compared to the short-term investments that had been internally matched to the contractual repayment of these advances. Therefore, management believes that the extinguishment of these borrowings will positively impact the net interest margin in future periods.

In addition to the prepayment of the aforementioned borrowings, the mortgage banking segment repaid $26.0 million of FHLB advances in December 2002. These advances matured in December 2002 or were scheduled to mature in January 2003. These advances were carried at a negative interest rate spread of approximately 4% compared to the short-term investments that had been internally matched to the contractual repayment of these advances. The reduction of this level of earning assets had a positive impact on net interest income during 2003.

The Company purchased $10.0 million of COLI during July 2003. COLI is an earning asset, however, for financial statement purposes is not considered an interest-earning asset. The increase in cash value on COLI is reported in the non-interest income section of the consolidated statements of income. Because this $10.0 million consisted of funds that were previously invested in interest bearing assets, this purchase had a detrimental effect on net interest income, but not necessarily on net income.

Net interest income declined modestly during 2002 by $150,000 or 1% (an increase of $71,000 on a tax equivalent basis) compared with 2001. For 2002, the net interest margin remained relatively stable at 3.67% compared with 3.61% for 2001.

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

The Company’s net interest income was negatively impacted during 2002 by the Company’s mortgage banking segment. The mortgage banking segment’s net interest income declined by $1.9 million during 2002 compared with 2001. The decline resulted from the sale of sub-prime residential real estate loans in 2001 combined with the prepayment of a significant amount of the segment’s portfolio loans and the continued sale of a majority of the Company’s residential real estate production to the secondary market. In contrast, the core banking segment’s net interest income increased $1.8 million during 2002, primarily due to the decrease in the cost of funds discussed above.

Average loans outstanding (including loans held-for-sale) declined $59.6 million during 2002 compared with 2001. The decline in loans was attributable primarily to a significant reduction in the Company’s residential mortgage loan portfolio. This reduction was attributable to the refinance activity in the residential loan industry due to a historically low interest rate environment and the Company’s continued sale of a majority of residential loan production to the secondary market. Residential loans declined $92.2 million during 2002. Growth in the commercial loan portfolio of $45.6 million during 2002 mitigated the decline in residential loans.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis/dollars in thousands)

	Twelve Months Ended December 31, 2003			Twelve Months Ended December 31, 2002			Twelve Months Ended December 31, 2001
	Principal Balance	Income/ Expense	Yield/ Rate	Principal Balance	Income/ Expense	Yield/ Rate	Principal Balance	Income/ Expense	Yield/ Rate
ASSETS
Federal Funds Sold and Other
Short-term Investments	$25,007	$270	1.08%	$45,531	$754	1.66%	$63,197	$2,093	3.31%
Securities:
Taxable	154,946	5,023	3.24%	155,784	7,144	4.59%	106,756	6,868	6.43%
Non-taxable	75,507	5,371	7.11%	87,380	6,248	7.15%	74,568	5,550	7.44%
Total Loans and Leases (2)	618,340	41,951	6.78%	644,990	48,654	7.54%	704,562	58,643	8.32%

TOTAL INTEREST
EARNING ASSETS	873,800	52,615	6.02%	933,685	62,800	6.73%	949,083	73,154	7.71%

Other Assets	73,670			74,786			74,744

Less: Allowance for Loan Losses	(8,478)			(8,304)			(8,910)

TOTAL ASSETS	$938,992			$1,000,167			$1,014,917

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest-Bearing Demand Deposits	$110,544	$612	0.55%	$99,781	$775	0.78%	$91,002	$1,379	1.52%
Savings Deposits	142,198	1,149	0.81%	143,318	1,941	1.35%	124,164	3,317	2.67%
Time Deposits	354,703	12,236	3.45%	380,249	15,960	4.20%	413,060	22,769	5.51%
FHLB Advances and
Other Borrowings	130,165	7,087	5.44%	165,247	9,816	5.94%	185,384	11,452	6.18%

TOTAL INTEREST-BEARING
LIABILITIES	737,610	21,084	2.86%	788,595	28,492	3.61%	813,610	38,917	4.78%

Demand Deposit Accounts	103,865			95,415			89,934
Other Liabilities	9,814			12,856			11,141

TOTAL LIABILITIES	851,289			896,866			914,685

Shareholders’ Equity	87,703			103,301			100,232

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$938,992			$1,000,167			$1,014,917

NET INTEREST INCOME		$31,531			$34,308			$34,237

NET INTEREST MARGIN			3.61%			3.67%			3.61%

(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $1,340, $1,184, and $958 for 2003, 2002, and 2001, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income — Rate/Volume Analysis:
(Tax-Equivalent basis, dollars in thousands)

	2003 compared to 2002 Increase/(Decrease) Due to (1)			2002 compared to 2001 Increase/(Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$(273)	$(211)	$(484)	$(480)	$(859)	$(1,339)
Taxable Securities	(38)	(2,083)	(2,121)	2,597	(2,321)	276
Nontaxable Securities	(845)	(32)	(877)	923	(225)	698
Loans and Leases	(1,951)	(4,752)	(6,703)	(4,738)	(5,251)	(9,989)

Total Interest Income	(3,107)	(7,078)	(10,185)	(1,698)	(8,656)	(10,354)

Interest Expense:
Savings and Interest-bearing Demand	104	(1,059)	(955)	547	(2,527)	(1,980)
Time Deposits	(1,020)	(2,704)	(3,724)	(1,701)	(5,108)	(6,809)
FHLB Advances and Other Borrowings	(1,959)	(770)	(2,729)	(1,209)	(427)	(1,636)

Total Interest Expense	(2,875)	(4,533)	(7,408)	(2,363)	(8,062)	(10,425)

Net Interest Income	$(232)	$(2,545)	$(2,777)	$665	$(594)	$71

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, AND LIQUIDITY AND INTEREST RATE RISK MANAGEMENT for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance. Provisions for loan losses totaled $811,000, $1,115,000, and $660,000 in 2003, 2002 and 2001, respectively. The provision declined by $304,000 during 2003 compared with 2002. The decline in provision was primarily due to a decline in net charge-offs and a decline in the level of non-performing assets. Net charge-offs totaled $847,000 in 2003 compared with $1,202,000 in 2002. Non-performing assets declined to $2,779,000 at December 31, 2003 compared with $3,233,000 at year-end 2002. The composition of the loan portfolio changed during 2003, continuing a trend toward a greater concentration in higher-risk commercial and agricultural loans and less concentration in residential mortgage loans. However, these declines in net charge-offs and non-performing assets more than offset this change in loan portfolio composition. The provision for loan losses increased $455,000 during 2002 primarily due to an increase in internally classified assets and changes in the composition of the loan portfolio.

The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level, and finally at the consolidated level. During 2003, the core banking segment’s provisions for loan loss totaled $1,352,000 while the mortgage banking segment totaled a negative $541,000 provision for loan loss. These totals compare to a provision of $1,365,000 for the core banking segment in 2002 and a negative $250,000 provision for the mortgage banking segment in 2002. During 2001 the core banking segment had provision for loan loss of $660,000 while the mortgage banking segment had no provision for loan loss. The increase in 2002 and stabilization at approximately the same level during 2003 in the core banking segment was predominantly the result of a change in the overall loan portfolio composition to a more heavily concentrated commercial and agricultural mix as noted previously. During those same periods non-performing loans have declined, and during 2003 the effect of the decline in non-performing loans and net charge-offs offset the effect of changes in portfolio composition. The level of provisions in the mortgage banking segment have been driven by a declining level of portfolio residential real estate loans held by the mortgage banking segment due in large part to a historically low interest rate environment that has caused significant refinancing within the residential loan portfolio.

These provisions were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Refer also to the section entitled CRITICAL ACCOUNTING POLICIES AND ESTIMATES and LENDING AND LOAN ADMINISTRATION for further discussion of the provision and allowance for loan losses.

NON-INTEREST INCOME

Non-interest income increased 36% in 2003. All categories increased by double-digit percentages. Non-interest income declined 3% in 2002. This decrease was primarily attributable to a decline in the Company’s insurance revenues.

Non-interest Income (dollars in thousands)				% Change From Prior Year
	2003	2002	2001	2003	2002
Trust and Investment Product Fees	$1,627	$1,419	$1,290	15%	10%
Service Charges on Deposit Accounts	3,391	2,574	2,485	32	4
Insurance Revenues	3,692	2,818	3,275	31	(14)
Other Operating Income	1,556	1,056	1,212	47	(13)

Subtotal	10,266	7,867	8,262	30	(5)
Net Gains on Sales of Loans and Related Assets	2,588	1,625	1,509	59	8
Securities Gains (Losses), net	80	17	1	371	1600

TOTAL NON-INTEREST INCOME	$12,934	$9,509	$9,772	36	(3)

Insurance Revenues increased 31% in 2003. The increased Insurance Revenues were primarily the result of insurance agency acquisitions completed in late 2002 and in September 2003. To a lesser degree, internal growth within the Company’s existing property and casualty insurance operations also contributed to the increase. The most significant insurance agency acquisitions were completed September 2, 2003. On that date, the Company acquired substantially all of the assets, net of certain assumed liabilities, of two property and casualty insurance agencies, Hoosierland Agency based in Jasper, Indiana and Stafford-Williams Agency based in Washington, Indiana. These acquisitions significantly impacted the Company’s insurance revenues during 2003. The property and casualty insurance revenues and expenses associated with these acquisitions are anticipated to have a more significant effect on the Company’s operations in 2004. For more information on business combination, see NOTE 18 — Business Combinations, Goodwill and Intangible Assets.

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

Service Charges on Deposit Accounts increased 32% and 4% in 2003 and 2002, respectively. The increase in 2003 was primarily attributable to the introduction of an overdraft protection service program during the second quarter of 2003.

Trust and Investment Product Fees increased 15% and 10% in 2003 and 2002, respectively, due to the formation of German American Financial Advisors & Trust Company (GAFA). GAFA was formed mid-year 2002 to provide expanded financial planning, full service brokerage, trust administration and other financial services. The formation of GAFA provides customers an enhanced ability to fulfill all their financial needs through the Company’s affiliate banks and associated financial services companies.

Other Operating Income increased 47% in 2003. The increase in Other Operating Income is primarily attributable to reduced impairment charges in the mortgage banking segment’s mortgage servicing rights portfolio. Rates stabilized during the latter part of 2003 facilitating the lower level of impairment charges. The amount of impairment charged in 2003 was $240,000 as compared to $721,000 in 2002. Other Operating Income decreased 13% in 2002. The decline was primarily the result of increased impairment adjustments on the mortgage banking segment’s mortgage servicing rights portfolio. The increased impairment adjustments were due to the historically low levels of mortgage loan rates and the significant refinance activity in the residential mortgage loan industry during 2002.

The gain on sale of loans and related assets increased 59% in 2003 and 8% in 2002. Historically low interest rates fueled relatively strong mortgage loan sales during 2003, 2002 and 2001. Loan sales increased to $181 million in 2003 compared with loan sales in 2002 of $134.2 million. Loan sales were stable between 2002 and 2001. Loan sales for 2001 were $135.3 million (excluding the sub-prime sale discussed in the immediately following sentence). In February 2001, $68.1 million of sub-prime, out-of-market residential mortgage loans were sold at a loss of $5.2 million. The loans were reclassified as held-for-sale in December 2000; therefore, the market loss was recognized in 2000.

NON-INTEREST EXPENSE

Non-interest expense increased 11% in 2003. The increase is primarily attributable to increased Salaries and Employee Benefits, Occupancy, Furniture and Equipment Expense, Advertising and Promotion and Net Loss on Extinguishment of Borrowings. Non-interest expense decreased 1% in 2002. The decline in 2002 resulted primarily from decreased Other Operating Expenses and Advertising Expenses tempered by an increase in Salaries and Employee Benefits.

Non-interest Expense (dollars in thousands)				% Change From Prior Year
	2003	2002	2001	2003	2002
Salaries and Employee Benefits	$18,062	$17,443	$16,669	4%	5%
Occupancy, Furniture and Equipment Expense	4,574	4,050	3,866	13	5
FDIC Premiums	114	128	163	(11)	(21)
Data Processing Fees	1,126	1,098	1,126	3	(2)
Professional Fees	1,227	1,170	950	5	23
Advertising and Promotion	853	738	1,014	16	(27)
Supplies	633	660	721	(4)	(8)
Net Loss on Extinguishment of Borrowings	1,898	66	---	2776	n/m (1)
Other Operating Expenses	3,732	3,614	4,799	3	(25)

TOTAL NON-INTEREST EXPENSE	$32,219	$28,967	$29,308	11	(1)

(1)    n/m = not meaningful

Salaries and Employee Benefits comprised approximately 56% of total non-interest expense in 2003, 60% in 2002, and 57% in 2001. Salaries and Employee Benefits increased 4% in 2003 and 5% in 2002. In 2003, the increase in Salaries and Employee Benefits resulted from increased expenses associated with retirement benefits and sales-related incentive compensation partially offset by a decrease in incentive compensation based on overall financial performance. Increased trust and product fees, increased mortgage originations, and increased insurance revenues have contributed to increased sales-related incentive pay. In 2002, the increase in Salaries and Employee Benefits was driven by increases in salary and retirement expenses, incentive compensation and employee insurance benefits. The increases in salary and retirement benefits were attributable to adjustments occurring in the normal course of operations. Significant earnings improvements in the company’s core banking segment resulted in increased employee incentive compensation during 2002.

Occupancy, Furniture and Equipment Expense increased 13% in 2003. This increase was partially attributable to increased building depreciation resulting from remodeling at an affiliate bank’s main office that was completed during the fourth quarter of 2002. Increased furniture and equipment depreciation from computer network upgrades, additional workstations for employees through insurance company acquisitions, item processing equipment and other general additions to fixed assets also attributed to the increase in Occupancy, Furniture and Equipment in 2003. In addition, software licenses and maintenance agreements increased during 2003. In 2002, Occupancy, Furniture and Equipment increased 5%. This increase resulted primarily from increased building depreciation related to the aforementioned remodeling and increased general expenses.

Professional Fees increased 5% during 2003 and 23% during 2002. The increase in 2003 is attributable to an increase in general audit and accounting fees. A significant amount of increased professional fees in 2002 resulted from the formation of investment subsidiaries domiciled in the state of Nevada by four of the Company’s subsidiary banks. The increased Professional Fees expense was for investment portfolio management services and subsidiary management services provided by third parties.

Advertising and Promotion Expense increased 16% in 2003. The increase was partially attributable to the initiation of a television advertising campaign by the Company during 2003. The increase was also due to general advertising expenses for GAFA which was formed in July 2002. Advertising and Promotion Expense decreased 27% during 2002. This decline was attributable to the initiation of an image campaign by the Company in 2001 and generally a lower level of advertising and promotional spending in 2002.

The Company’s mortgage banking segment prepaid $40 million of FHLB Advances in the second half of 2003 at a cost of $1.898 million and prepaid $20 million of FHLB Advances in December 2002 at a cost of $66,000 (as previously mentioned in the NET INTEREST INCOME section).

Other Operating Expenses increased 3% in 2003, primarily in the Company’s insurance segment. The increases were attributable to increased claims incurred and an increased level of insurance reserves at the Company’s credit reinsurance subsidiary. In addition, the Company’s property and casualty acquisition activity during late 2002 and in the third quarter 2003 resulted in an increased level of intangible amortization during 2003. Amortization expense for the insurance customer list intangible asset acquired in the third quarter of 2003 was $90,000 in 2003 and is expected to be $360,000 for each of the years 2004 through 2008. See Note 18 to the Company’s consolidated financial statements included in Item 8 of this report.

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

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 13.5%, 17.4%, and 23.1%, respectively, in 2003, 2002, and 2001. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities and loans, and from income tax credits generated by investments in affordable housing projects. Also contributing to the lower effective tax rate in 2003 and 2002 compared with 2001 was income generated by subsidiaries domiciled in a state with no state or local income tax. See Note 11 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and affiliate banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. The Company and all affiliate Banks at year-end 2003 were categorized as well-capitalized. See Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios.

The Company continues to maintain a strong capital position. Shareholders’ equity totaled $83.1 million and $104.5 million at December 31, 2003 and 2002, respectively. Total equity represented 9.0% and 10.9%, respectively, of year-end total assets. The $21.4 million decrease in shareholders’ equity was primarily the result of the self tender offer previously discussed, see STOCK PURCHASE.

The Company paid cash dividends of $6.0 million in 2003 and $6.1 million in 2002. The modest decline in 2003 dividends paid was attributable to a decreased number of shares outstanding arising primarily from the Company’s self-tender offer completed in March 2003.

USES OF FUNDS

LOANS

Total loans at year-end 2003 increased by $1.1 million compared with year end 2002 and represented the first increase in the total loan portfolio in five years. The composition of the loan portfolio changed during 2003, continuing a trend toward a greater concentration in commercial and agricultural loans and less concentration in residential mortgage loans. Residential mortgage loans declined $45.9 million or 29% during 2003 as the Company continued to sell a majority of new residential loan production in the secondary market. The Company’s commercial and industrial loan portfolio increased $41.3 million or 16% in 2003 while agricultural and poultry loans increased $7.8 million or 9%. Consumer loans declined $2.2 million or 2% during 2003.

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

The Company’s loan portfolio is diversified, with the heaviest concentration in commercial and industrial loans. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company’s concentration in residential mortgage loans has declined over the past several years due in large part to a historically low interest rate environment causing significant refinance activity within the portfolio and the continued sale of a majority of residential loan production in the secondary market.

Loan Portfolio dollars in thousands	December 31,
	2003	2002	2001	2000	1999

Residential Mortgage Loans	$110,325	$156,180	$227,502	$312,199	$388,514
Agricultural and Poultry	94,099	86,264	78,675	74,111	65,098
Commercial and Industrial Loans	294,015	252,744	227,872	188,213	166,476
Consumer Loans	114,816	116,987	123,840	135,596	121,865

Total Loans	613,255	612,175	657,889	710,119	741,953
Less: Unearned Income	(1,389)	(1,434)	(723)	(375)	(344)

Subtotal	611,866	610,741	657,166	709,744	741,609
Less: Allowance for Loan Losses	(8,265)	(8,301)	(8,388)	(9,274)	(9,101)

Loans, net	$603,601	$602,440	$648,778	$700,470	$732,508

Ratio of Loans to Total Loans:
Residential Mortgage Loans	18%	26%	34%	44%	52%
Agricultural and Poultry	15%	14%	12%	10%	9%
Commercial and Industrial Loans	48%	41%	35%	27%	23%
Consumer Loans	19%	19%	19%	19%	16%

Totals	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southwestern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2003 which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total

Commercial, Agricultural and Poultry	$129,230	$127,676	$131,208	$388,114

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans maturing after one year	$46,426	$212,458

INVESTMENTS

The investment portfolio is a principal source for funding the Company’s loan growth and other liquidity needs of its subsidiaries. The Company’s securities portfolio consists of money market securities, uncollateralized U.S. Treasury and federal agency securities, municipal obligations of state and political subdivisions, asset- / mortgage-backed securities issued by U.S. government agencies and other intermediaries, and corporate investments. Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments. The composition of the year-end balances in the investment portfolio is presented in Note 2 to the Company’s consolidated financial statements included in Item 8 of this Report and in the table below:

Investment Portfolio, at Amortized Cost dollars in thousands	December 31,
	2003	%	2002	%	2001	%

Federal Funds Sold and Short-term Investments	$3,804	2%	$8,118	3%	$62,534	25%
U.S. Treasury and Agency Securities	4,112	2	9,500	4	3,000	1
Obligations of State and Political Subdivisions	54,838	25	67,216	27	76,546	30
Asset- / Mortgage-backed Securities	136,674	63	143,247	57	93,491	37
Corporate Securities	506	N/A	4,990	2	---	N/A
Equity Securities	16,808	8	16,809	7	16,813	7

Total Securities Portfolio	$216,742	100%	$249,880	100%	$252,384	100%

The amortized cost of investment securities, including federal funds sold and short-term investments, decreased $33.1 million or 13% at year-end 2003 compared with year-end 2002. The decline occurred in a majority of categories of securities during 2003. The overall decline in the securities was primarily attributable to the repayment of FHLB borrowings, primarily in the mortgage banking segment, and the purchase of COLI by three of the Company’s affiliate banks.

While there was an overall decline in the Company’s securities portfolio, there was significant repayment and purchase activity that occurred during 2003. This activity was largely driven by the Company’s significant allocation in its portfolio to mortgage related securities. During 2003, interest rates continued at historically low levels, thereby driving significant refinance activity in the residential real estate industry causing high levels of repayments within the Company’s mortgage related securities portfolio. See NET INTEREST INCOME for a discussion of the impact of this activity on net interest income. Despite the heavy repayment activity, the primary focus of the investment portfolio purchases during 2003 continued to be in mortgage related securities. The mortgage related securities were purchased to provide structured cash flows in what continues to be a historically low interest rate environment. The Company continues to believe that at the proper time, investment in tax-advantaged obligations of state and political subdivisions is prudent. However, in the recent and continuing historically low interest rate environment, investments in these types of securities have not been undertaken.

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

Investment Securities, at Carrying Value
dollars in thousands

	December 31,
	2003	2002	2001
Securities Held-to-Maturity:
Obligations of State and Political Subdivisions	$17,417	$20,833	$23,056

Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$4,090	$9,535	$3,039
Obligations of State and Political Subdivisions	38,579	47,610	53,893
Asset- / Mortgage-backed Securities	136,585	145,485	94,272
Corporate Securities	515	4,990	---
Equity Securities	16,024	16,228	16,890

Subtotal of Securities Available-for-Sale	195,793	223,848	168,094

Total Securities	$213,210	$244,681	$191,150

The Company’s $195.8 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not be interpreted as an indication that management anticipates such sales.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2003. These contractual obligations primarily consisted of long-term borrowings with the FHLB and Bank One, N.A. and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings and future minimum lease payments are outlined in the table below.

Contractual Obligations dollars in thousands	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Borrowings	$76,880	$10,939	$31,320	$2,985	$31,636
Lease Commitments	419	128	150	92	49

Total	$77,299	$11,067	$31,470	$3,077	$31,685

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances dollars in thousands				% Change From Prior Year
	2003	2002	2001	2003	2002
Demand Deposits
Non-interest Bearing	$103,865	$95,415	$89,934	9%	6%
Interest Bearing	110,544	99,781	91,002	11	10
Savings Deposits	61,295	55,056	49,071	11	12
Money Market Accounts	80,903	88,262	75,093	(8)	18
Other Time Deposits	298,430	321,911	347,969	(7)	(7)

Total Core Deposits	655,037	660,425	653,069	(1)	1
Certificates of Deposits of $100,000 or
more and Brokered Deposits	56,273	58,338	65,091	(4)	(10)
FHLB Advances and
Other Borrowings	130,165	165,247	185,384	(21)	(11)

Total Funding Sources	$841,475	$884,010	$903,544	(5)	(2)

Maturities of time certificates of deposit of $100,000 or more are summarized as follows:

	3 Months Or Less	3 thru 6 Months	6 thru 12 Months	Over 12 Months	Total
December 31, 2003	$10,727	$6,525	$8,682	$27,899	$53,833

CORE DEPOSITS

The Company’s overall level of average core deposits has remained relatively stable during 2003 and 2002, with a decline of 1% in 2003 and an increase of 1% in 2002. The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products. Management does believe that core deposits continue to represent a stable and viable funding source for the Company’s operations, but expects, in large part due to the prolonged historically low interest rate environment that has been experienced, that a portion of non-maturity deposits may be less stable for the Company in a time of prolonged economic recovery and increased interest rates.

Demand, savings and money market deposits have provided a growing source of funding for the company in each of the periods reported. Average demand, savings and money market deposits totaled $356.6 million or 54% of core deposits in 2003 compared with $338.5 million or 51% in 2002 and $305.1 million or 47% in 2001.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits declined by 7% in both 2003 and 2002. Other time deposits comprised 46% of core deposits in 2003 compared with 49% in 2002 and 53% in 2001. Management believes a portion of the decline in other time deposits has migrated to non-maturity deposit accounts assisting in the growth of that portion of the Company’s funding source. It is believed this migration has been driven by the interest rate environment.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding for its bank subsidiaries. Average borrowed funds decreased $35.1 million or 21% during 2003. This decline followed a decline of $20.1 million or 11% in 2002. Borrowings comprised 15%, 19%, and 21% of total funding sources in 2003, 2002, and 2001, respectively. The decline in average borrowed funds during 2003 was primarily the result of repayment of FHLB advances, primarily by the Company’s mortgage banking segment, during the fourth quarter of 2002 and throughout 2003. During those periods the Company’s mortgage banking segment has repaid approximately $70.0 million of FHLB advances. In some instances these advances were paid prior to maturity. See NET INTEREST INCOME and NON-INTEREST EXPENSE for a discussion of the impact of these prepayments on the Company’s results of operations.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiaries. Large denomination certificates and brokered deposits decreased $2.1 million or 4% during 2003 following a decline of $6.8 million or 10% in 2002. Large certificates and brokered deposits comprised 7% of total funding sources in 2003, 2002, and 2001.

The bank subsidiaries of the Company also utilize short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within 30 days, and secured overnight variable rate borrowings from the FHLB. These borrowings represent an important source of short-term liquidity for the bank subsidiaries of the Company. Long-term debt is in the form of FHLB advances, which are secured by the pledge of certain investment securities and residential mortgage loans. See Note 8 to the Company’s consolidated financial statements included in item 8 of this Report for further information regarding borrowed funds.

PARENT COMPANY FUNDING SOURCES

The Company is a corporation separate and distinct from its bank and other subsidiaries. For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 17 to the Company’s consolidated financial statements included in Item 8 of this Report.

The Company does not have access at the parent-company level to the sources of funds that are available to its bank subsidiaries to support their operations. The Company derives most of its parent-company revenues from dividends, fees, and interest paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. The FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries that enable it to prevent or remedy actions that in its view may represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC and DFI possess similar enforcement powers over the bank subsidiaries of the Company. The “prompt corrective action” provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

In conjunction with the self tender offer the Company completed on March 20, 2003, the parent company entered into a borrowing agreement with a correspondent bank lender, Bank One, N.A., Chicago, Illinois for the purpose of funding stock repurchases and parent company working capital needs. The borrowing arrangement is a revolving line of credit for up to $15.0 million with interest payable quarterly at a rate of 90 day LIBOR plus 1.25% with an additional commitment fee for the unused portion of the line of credit. The borrowing matures in March 2005. The Company initially borrowed $8.0 million under the terms of the loan at the time the tender offer was completed. At December 31, 2003 the balance of the parent company borrowing remained $8.0 million.

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

The allowance for loan losses is comprised of: (a) specific reserves on individual credits; (b) general reserves for certain loan categories and industries, and overall historical loss experience; and (c) unallocated reserves based on performance trends in the loan portfolios, current economic conditions, and other factors that influence the level of estimated probable losses. The need for specific reserves are considered for credits when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectibility of the loan is in question, or the loan characteristics require special monitoring.

Allowance for Loan Losses dollars in thousands	Years Ended December 31,
	2003	2002	2001	2000	1999

Balance of allowance for possible
losses at beginning of period	$8,301	$8,388	$9,274	$9,101	$8,559
Allowance of Acquired subsidiaries & Adjustments
to Conform Fiscal Years	---	---	---	---	356
Loans charged-off:
Residential Mortgage Loans	474	481	637	1,188	815
Agricultural and Poultry Loans	---	89	66	134	222
Commercial and Industrial Loans	562	183	659	347	192
Consumer Loans	595	832	990	748	823

Total Loans charged-off	1,631	1,585	2,352	2,417	2,052

Recoveries of previously charged-off Loans:
Residential Mortgage Loans	281	77	54	14	100
Agricultural and Poultry Loans	11	2	191	29	135
Commercial and Industrial Loans	316	59	374	120	42
Consumer Loans	176	245	187	196	212

Total Recoveries	784	383	806	359	489

Net Loans recovered / (charged-off)	(847)	(1,202)	(1,546)	(2,058)	(1,563)
Additions to allowance charged to expense	811	1,115	660	2,231	1,749

Balance at end of period	$8,265	$8,301	$8,388	$9,274	$9,101

Net Charge-offs to Average Loans Outstanding	0.14%	0.19%	0.22%	0.27%	0.23%
Provision for Loan Losses to Average Loans Outstanding	0.13%	0.17%	0.09%	0.29%	0.25%
Allowance for Loan Losses to Total Loans at Year-end	1.35%	1.36%	1.27%	1.31%	1.23%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Residential Mortgage Loans	$839	$1,126	$1,958	$2,235	$2,120
Agricultural and Poultry	704	781	812	1,097	794
Commercial and Industrial Loans	5,358	4,687	3,487	3,582	3,121
Consumer Loans	1,158	1,140	921	935	1,535
Unallocated	206	567	1,210	1,425	1,531

Total Loans	$8,265	$8,301	$8,388	$9,274	$9,101

The Company’s unallocated allowance for loan losses has declined, consistent with improving trends in delinquencies, non-performing loans, and net-charge-offs. The increase in specific allocations resulted primarily from commercial and agricultural loan growth, which includes larger credits and the reclassification of individual loans identified in the Company’s comprehensive risk weighting and loan review program. The trend in the decline in residential mortgage loan allocations has resulted from the trend of declining net charge-offs and the lower concentration of this type of loans.

Net charge-offs declined over the past three years. The improved trend has been primarily attributable to declines in residential mortgage and consumer loan charge-offs. Commercial and industrial and agricultural and poultry charge-offs have not varied significantly over the past three years. The declining trend in net charge-offs began during 2001. The increase in net charge-offs in 2000 was primarily related to sub-prime, out-of-market residential real estate loans at the Company’s mortgage banking division. The Company discontinued new sub-prime, out-of-market residential real estate lending during 1999, and the portfolio of these loans was sold in 2001. Please see PROVISION FOR LOAN LOSSES in the discussion regarding the RESULTS OF OPERATIONS and ALLOWANCE FOR LOAN LOSSES in the discussion regarding CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

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

The following table presents an analysis of the Company’s non-performing assets. Non-performing assets trended down in each of the past three years. Non-performing loans have also trended downward in each of the past three years representing 0.45%, 0.53% and 0.72% of total loans respectively in 2003, 2002, and 2001. The decline in non-accrual loans in 2001 and unfavorable trend in non-accrual loans prior to 2001 was primarily attributable to sub-prime, out-of-market residential real estate loans. The repositioning of the balance sheet regarding these types of loans during the fourth quarter of 2000 and subsequent sale of this sub-prime residential portfolio during the first quarter of 2001 reversed the upward trend in non-accrual loans. The level of non-performing assets is considered relatively low and manageable within the Company’s normal course of business.

Non-performing Assets dollars in thousands	December 31,
	2003	2002	2001	2000	1999

Non-accrual Loans	$1,817	$1,773	$3,452	$8,014	$7,237
Past Due Loans (90 days or more)	962	1,095	916	1,513	1,603
Restructured Loans	---	365	367	---	---

Total Non-performing Loans	2,779	3,233	4,735	9,527	8,840
Other Real Estate	749	1,812	1,612	1,579	2,434

Total Non-performing Assets	$3,528	$5,045	$6,347	$11,106	$11,274

Non-performing Loans to Total Loans	0.45%	0.53%	0.72%	1.34%	1.19%
Allowance for Loan Losses to Non-performing Loans	297.41%	256.76%	177.15%	97.34%	102.95%

Interest income recognized on non-performing loans for 2003 was $203,000. The gross interest income that would have been recognized in 2003 on non-performing loans if the loans had been current in accordance with their original terms was $278,000. Loans are placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

Accounting standards require recognition of loan impairment if a loan’s full principal or interest payments are not expected to be received. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. The total dollar amount of impaired loans at December 31, 2003 was $2,189,000. For additional detail on impaired loans, see Note 3 to the Company’s consolidated financial statements included in Item 8 of this report.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary banks to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations explained in Note 9 to the consolidated financial statements included in Item 8 of this Report, as enhanced by its ability to draw upon a line of credit established by the parent company in March 2003 with a correspondent bank lender, as described under Sources of Funds – Parent Company Funding Sources, above. The affiliate banks’ source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the holding company and its affiliate banks. Primary market risks, which impact the Company’s operations, are liquidity risk and interest rate risk, as discussed above.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2003 the Company’s estimated NPV might be expected to increase in the event of an increase in prevailing interest rates, and might be expected to decrease in the event of a decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2003

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets

Changes In Rates	$ Amount	% Change	NPV Ratio	Change
+2%	$110,533	2.13%	12.14%	22 b.p.
+1%	110,033	1.67	11.92	35 b.p.
Base	108,225	---	11.57	---
-1%	101,384	(6.32)	10.74	(83) b.p.
-2%	93,233	(13.85)	9.82	(92) b.p.

The above discussion, and the portions of MANAGEMENT’S DISCUSSION AND ANALYSIS that are referenced in the above discussion contains statements relating to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in MANAGEMENT’S DISCUSSION AND ANALYSIS in Item 7 of this report, and those that are described in Item 1 of this report, “Business,” under the caption “Forward-Looking Statements,” which discussions are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

Independent Auditors’ Report

Board of Directors and Shareholders
German American Bancorp
Jasper, Indiana

        We have audited the accompanying consolidated balance sheets of German American Bancorp as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As disclosed in Note 18, during 2002 the Company adopted new accounting guidance for goodwill and intangible assets.

Indianapolis, Indiana January 23, 2004	/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,
	2003	2002

ASSETS
Cash and Due from Banks	$28,729	$27,627
Federal Funds Sold and Other Short-term Investments	3,804	8,118

Cash and Cash Equivalents	32,533	35,745

Securities Available-for-Sale, at Fair Value	195,793	223,848
Securities Held-to-Maturity, at Cost	17,417	20,833

Loans Held-for-Sale	1,416	13,138

Loans	613,255	612,175
Less: Unearned Income	(1,389)	(1,434)
Allowance for Loan Losses	(8,265)	(8,301)

Loans, Net	603,601	602,440

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	12,944	12,462
Premises, Furniture and Equipment, Net	21,605	21,966
Other Real Estate	749	1,812
Goodwill	1,794	1,794
Intangible Assets	2,804	458
Company Owned Life Insurance	17,831	7,399
Accrued Interest Receivable and Other Assets	17,459	15,110

TOTAL ASSETS	$925,946	$957,005

LIABILITIES
Non-interest-bearing Demand Deposits	$112,689	$95,655
Interest-bearing Demand, Savings, and Money Market Accounts	266,652	243,202
Time Deposits < $100,000	283,959	311,489
Time Deposits $100,000 or more and Brokered Deposits	53,833	56,848

Total Deposits	717,133	707,194

FHLB Advances and Other Borrowings	112,559	132,319
Accrued Interest Payable and Other Liabilities	13,128	12,973

TOTAL LIABILITIES	842,820	852,486

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	10,933	11,461
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	---	---
Additional Paid-in Capital	67,532	78,836
Retained Earnings	4,653	12,298
Accumulated Other Comprehensive Income	8	1,924

TOTAL SHAREHOLDERS' EQUITY	83,126	104,519

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$925,946	$957,005

End of period shares issued and outstanding	10,932,882	11,460,731

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2003	2002	2001
INTEREST INCOME
Interest and Fees on Loans	$41,781	$48,471	$58,445
Interest on Federal Funds Sold and Other Short-term Investments	270	754	2,093
Interest and Dividends on Securities:
Taxable	5,023	7,144	6,868
Non-taxable	3,545	4,125	3,663

TOTAL INTEREST INCOME	50,619	60,494	71,069

INTEREST EXPENSE
Interest on Deposits	13,997	18,676	27,465
Interest on FHLB Advances and Other Borrowings	7,087	9,816	11,452

TOTAL INTEREST EXPENSE	21,084	28,492	38,917

NET INTEREST INCOME	29,535	32,002	32,152
Provision for Loan Losses	811	1,115	660

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,724	30,887	31,492

NON-INTEREST INCOME
Trust and Investment Product Fees	1,627	1,419	1,290
Service Charges on Deposit Accounts	3,391	2,574	2,485
Insurance Revenues	3,692	2,818	3,275
Other Operating Income	1,556	1,056	1,212
Net Gains on Sales of Loans and Related Assets	2,588	1,625	1,509
Net Gain / (Loss) on Sales of Securities	80	17	1

TOTAL NON-INTEREST INCOME	12,934	9,509	9,772

NON-INTEREST EXPENSE
Salaries and Employee Benefits	18,062	17,443	16,669
Occupancy Expense	2,354	2,184	2,003
Furniture and Equipment Expense	2,220	1,866	1,863
Data Processing Fees	1,126	1,098	1,126
Professional Fees	1,227	1,170	950
Advertising and Promotion	853	738	1,014
Supplies	633	660	721
Net Loss on Extinguishment of Borrowings	1,898	66	---
Other Operating Expenses	3,846	3,742	4,962

TOTAL NON-INTEREST EXPENSE	32,219	28,967	29,308

Income before Income Taxes	9,439	11,429	11,956
Income Tax Expense	1,271	1,987	2,763

NET INCOME	$8,168	$9,442	$9,193

Earnings per Share	$0.73	$0.79	$0.76

Diluted Earnings per Share	$0.73	$0.78	$0.76

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances, January 1, 2001	10,494,708	$10,495	$63,175	$ 24,353	$ (763)	$97,260

Comprehensive Income:
Net Income				9,193		9,193
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					1,562	1,562

Total Comprehensive Income						10,755
Cash Dividends ($.48 per share)				(5,882)		(5,882)
Issuance of Common Stock for:
Director Stock Awards	20,524	21	290			311
Employee Benefit Plans	1,513	2	24			26
Dividend Reinvestment Plan	6,462	6	107			113
5% Stock Dividend	524,526	524	8,983	(9,507)		---
Employee Stock Purchase Plan			(201)			(201)
Purchase and Retirement of Common Stock	(9,058)	(9)	(140)			(149)
Purchase of Interest in Fractional Shares				(24)		(24)

Balances, December 31, 2001	11,038,675	11,039	72,238	18,133	799	102,209

Comprehensive Income:
Net Income				9,442		9,442
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					1,125	1,125

Total Comprehensive Income						10,567
Cash Dividends ($.51 per share)				(6,136)		(6,136)
Issuance of Common Stock for:
Exercise of Stock Options	5,966	6	281	(263)		24
Director Stock Awards	18,762	19	290			309
Employee Benefit Plans	3,104	3	49			52
Dividend Reinvestment Plan	15,459	15	260			275
5% Stock Dividend	544,051	544	8,302	(8,846)		---
Employee Stock Purchase Plan			(66)			(66)
Purchase and Retirement of Common Stock	(165,286)	(165)	(2,518)			(2,683)
Purchase of Interest in Fractional Shares				(32)		(32)

Balances, December 31, 2002	11,460,731	11,461	78,836	12,298	1,924	104,519

Comprehensive Income:
Net Income				8,168		8,168
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					(1,747)	(1,747)
Changes in Minimum Pension Liability, net					(169)	(169)

Total Comprehensive Income						6,252
Cash Dividends ($.53 per share)				(5,984)		(5,984)
Issuance of Common Stock for:
Exercise of Stock Options	14,807	15	555	(542)		28
Director Stock Awards	15,939	16	288			304
5% Stock Dividend	520,233	520	8,740	(9,260)		---
Employee Stock Purchase Plan			(120)			(120)
Purchase and Retirement of Common Stock	(1,078,828)	(1,079)	(20,767)			(21,846)
Purchase of Interest in Fractional Shares				(27)		(27)

Balances, December 31, 2003	10,932,882	$10,933	$67,532	$ 4,653	$ 8	$83,126

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,168	$9,442	$9,193
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) / Amortization on Securities	2,134	1,635	366
Depreciation and Amortization	2,585	2,125	2,258
Amortization and Impairment of Mortgage Servicing Rights	660	992	651
Net Change in Loans Held-for-Sale	10,032	(8,587)	64,585
Loss in Investment in Limited Partnership	223	170	259
Provision for Loan Losses	811	1,115	660
Loss / (Gain) on Sale of Securities, net	(80)	(17)	(1)
Loss / (Gain) on Sales of Other Real Estate and Repossessed Assets	222	(42)	40
Loss / (Gain) on Disposition and Impairment of Premises and Equipment	20	(48)	57
Loss on Extinguishment of Borrowings	1,898	66	---
Director Stock Awards	304	309	311
Increase in Cash Surrender Value of Company Owned Life Insurance (COLI)	(432)	(362)	(353)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(531)	11,192	(7,325)
Interest Payable and Other Liabilities	(125)	1,330	(105)

Net Cash from Operating Activities	25,889	19,320	70,596

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Interest-bearing Balances with Banks	---	299	1,196
Proceeds from Maturities of Securities Available-for-Sale	140,227	68,351	112,037
Proceeds from Sales of Securities Available-for-Sale	18,239	19,975	---
Purchase of Securities Available-for-Sale	(135,598)	(143,944)	(87,082)
Proceeds from Maturities of Securities Held-to-Maturity	3,420	2,223	277
Purchase of Securities Held-to-Maturity	---	---	(540)
Purchase of Loans	(5,570)	(4,701)	---
Proceeds from Sales of Loans	2,644	1,025	2,290
Loans Made to Customers, net of Payments Received	219	47,047	47,283
Proceeds from Sales of Other Real Estate	1,576	1,353	1,916
Property and Equipment Expenditures	(2,083)	(4,175)	(1,831)
Proceeds from Sales of Property and Equipment	6	547	347
Purchase of Company Owned Life Insurance	(10,000)	---	---
Acquire Insurance Agencies	(2,513)	(325)	(150)

Net Cash from Investing Activities	10,567	(12,325)	75,743

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	9,939	(19,680)	(8,696)
Change in Short-term Borrowings	25,047	(7,027)	(35,200)
Advances in Long-term Debt	8,000	1,145	---
Repayments of Long-term Debt	(54,705)	(36,250)	(25,645)
Issuance of Common Stock	28	351	139
Purchase / Retire Common Stock	(21,846)	(2,683)	(149)
Employee Stock Purchase Plan	(120)	(66)	(201)
Dividends Paid	(5,984)	(6,136)	(5,882)
Purchase of Interests in Fractional Shares	(27)	(32)	(24)

Net Cash from Financing Activities	(39,668)	(70,378)	(75,658)

Net Change in Cash and Cash Equivalents	(3,212)	(63,383)	70,681
Cash and Cash Equivalents at Beginning of Year	35,745	99,128	28,447

Cash and Cash Equivalents at End of Year	$32,533	$35,745	$99,128

Cash Paid During the Year for:
Interest	$21,627	$29,189	$40,129
Income Taxes	1,026	1,214	858

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 — Summary of Significant Accounting Policies

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

Securities
Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. These include securities that management may use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar reasons. Equity Securities with readily determinable fair values are classified as available-for-sale. Securities held as available-for-sale are reported at market value with unrealized gains or losses included as a separate component of equity, net of tax. Securities classified as held-to-maturity are securities that the Company has both the ability and positive intent to hold to maturity. Securities held-to-maturity are carried at amortized cost.

Premium amortization is deducted from, and discount accretion is added to, interest income using the level yield method. The cost of securities sold is computed on the identified securities method. Restricted stock, such as stock in the Federal Home Loan Bank (FHLB), is carried at cost. Securities are written down to fair value when a decline in fair value is not considered temporary.

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

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgement, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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
Dollars in thousands, except per share data

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

Company Owned Life Insurance
The Company has purchased life insurance policies on certain directors and executives. This life insurance is recorded at its cash surrender value or the amount that can be realized.

Servicing Rights
Servicing rights are recognized and included with other assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type and age. Fair value is determined based upon discounted cash flows using market based assumptions.

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

	2003	2002	2001
Net Income as Reported	$8,168	$9,442	$9,193
Compensation Expense Under Fair Value Method, Net of Tax	275	227	153
Pro forma Net Income	$7,893	$9,215	$9,040
Pro forma Earnings per Share	$0.71	$0.77	$0.75
Proforma Diluted Earnings per Shares	$0.70	$0.77	$0.75
Earnings per Share as Reported	$0.73	$0.79	$0.76
Diluted Earnings per Share as Reported	$0.73	$0.78	$0.76

For options granted during 2003, 2002 and 2001, the weighted-average fair values at grant date are $3.18, $2.88 and $2.55, respectively. The fair value of options granted during 2003, 2002 and 2001 was estimated using the following weighted-average information: risk-free interest rate of 2.56%, 3.89% and 4.94%, expected life of 4.4, 4.1 and 4.9 years, expected volatility of stock price of ..26, .27 and .24, and expected dividends of 3.11%, 3.30% and 3.02% per year.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in minimum pension liability, which are also recognized as a separate component of equity.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

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

New Accounting Pronouncements
During 2003, the Company adopted FASB Statement 143, Accounting for Asset Retirement Obligations, FASB Statement 145, Rescission of FASB Statement 4, 44 and 64, Amendment of FAS Statement 13, and Technical Corrections, FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

Statement 143 requires recording at fair value the legal obligation associated with the retirement of long-lived assets.

Statement 145 modifies the reporting of gains and losses from extinguishments of debt, accounting for intangible assets of motor carriers and accounting for leases.

Statement 146 requires recording a liability for costs associated with an exit or disposal activity when the liability is incurred.

Statement 149 indicates that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option.

Statement 150 requires reporting mandatorily redeemable shares as liabilities, as well as obligations to repurchase shares that may require cash payment and some obligations that may be settled by issuing a variable number of equity shares.

Statement 132 (revised 2003) requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

Interpretation 45 requires recognizing the fair value of guarantees made and information about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. Interpretation 45 covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights.

NOTE 2 – Securities

The amortized cost, gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Securities Available-for-Sale:
2003
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$4,112	$1		$(23)	$4,090
Obligations of State and Political Subdivisions	37,421	1,178		(20)	38,579
Asset- / Mortgage-backed Securities	136,674	590		(679)	136,585
Corporate Securities	506	9		---	515
Equity Securities	16,808	286		(1,070)	16,024

Total	$195,521	$2,064		$(1,792)	$195,793

2002
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$9,500	$35	$	---	$9,535
Obligations of State and Political Subdivisions	46,383	1,310		(83)	47,610
Asset- / Mortgage-backed Securities	143,247	2,253		(15)	145,485
Corporate Securities	4,990	---		---	4,990
Equity Securities	16,809	137		(718)	16,228

Total	$220,929	$3,735		$(816)	$223,848

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held-to-Maturity:
2003
Obligations of State and Political Subdivisions	$17,417	$552	$(5)	$17,964
2002
Obligations of State and Political Subdivisions	$20,833	$744	$(11)	$21,566

The amortized cost and fair value of Securities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$1,112	$1,138
Due after one year through five years	8,675	8,800
Due after five years through ten years	15,488	16,007
Due after ten years	16,764	17,239
Asset- / Mortgage-backed Securities	136,674	136,585
Equity Securities	16,808	16,024

Totals	$195,521	$195,793

	Carrying Amount	Fair Value
Securities Held-to-Maturity:
Due in one year or less	$2,432	$2,446
Due after one year through five years	6,247	6,487
Due after five years through ten years	4,438	4,603
Due after ten years	4,300	4,428

Totals	$17,417	$17,964

The amortized cost of debt securities at December 31, 2003 are shown in the following table by expected maturity. Asset- / mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities totaling $16,808 do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2003:

	Within One Year			After One But Within Five Years		After Five But Within Ten Years			After Ten Years
	Amount		Yield	Amount	Yield	Amount		Yield	Amount		Yield
U.S. Treasuries and
Agencies	$	---	N/A	$4,112	2.73%	$	---	N/A	$	---	N/A
State and Political
Subdivisions		7,757	9.28%	13,787	7.81%		14,269	7.08%		19,025	7.33%
Asset- / Mortgage-backed
Securities		18,904	3.07%	111,821	3.37%		5,949	4.40%		---	N/A
Corporate Securities		---	N/A	506	3.43%		---	N/A		---	N/A

Totals		$26,661	4.88%	$130,226	3.82%		$20,218	6.29%		$19,025	7.33%

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

Proceeds from the Sales of Securities are summarized below:

	2003			2002			2001
	Trading	Available- for-Sale	Held-to- Maturity	Trading	Available- for-Sale	Held-to- Maturity	Trading	Available- for-Sale	Held-to- Maturity
Proceeds from Sales and Calls	$ ---	$18,239	$ ---	$ ---	$19,975	$ ---	$ ---	$ ---	$51
Gross Gains on Sales and Calls	---	126	---	---	17	---	---	---	1
Gross Losses on Sales and Calls	---	(46)	---	---	---	---	---	---	---

Income Taxes
on Gross Gains	---	43	---	---	6	---	---	---	---
Income Taxes
On Gross Losses	---	(16)	---	---	---	---	---	---	---

The securities held-to-maturity proceeds and gross gains and losses in 2001 resulted from the call of securities.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $89,398 and $89,260 as of December 31, 2003 and 2002, respectively.

Below is a summary of securities with unrealized losses as of year-end 2003, presented by length of time the securities have been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities and Obligations of
Government Corporations and Agencies	$2,051	$(23)	---	---	$2,051	$(23)
Obligations of State and Political Subdivisions	1,491	(7)	$1,608	$(18)	3,099	(25)
Asset-/Mortgage-backed Securities	68,906	(679)	---	---	68,906	(679)
Corporate Securities	---	---	---	---	---	---
Equity Securities	---	---	4,663	(1,070)	4,663	(1,070)

Total	$72,448	$(709)	$6,271	$(1,088)	$78,719	$(1,797)

Unrealized losses on the Company’s securities portfolio have not been recognized into income because the securities are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The Company’s Asset/Mortgage backed securities portfolio and Equity portfolio have been issued primarily by governmental agencies (i.e. GNMA, FNMA, and FHLMC) and the equity securities are preferred shares that carry a variable interest rate. The fair value is expected to recover as the securities approach their maturity/repricing date and/or market rates change.

NOTE 3 — Loans

Loans were comprised of the following classifications at December 31:

	2003	2002
Residential Mortgage Loans	$110,325	$156,180
Agricultural and Poultry Loans	94,099	86,264
Commercial and Industrial Loans	294,015	252,744
Consumer Loans	114,816	116,987

Totals	$613,255	$612,175

Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing and Restructured Loans	$962	$1,460
Non-accrual loans	1,817	1,773

Totals	$2,779	$3,233

Information regarding impaired loans:

	2003	2002

Year-end impaired loans with no allowance for loan losses allocated	$834	$513
Year-end impaired loans with allowance for loan losses allocated	1,355	720

Amount of allowance allocated to impaired loans	246	209

			2001

Average balance of impaired loans during the year	1,313	2,025	$1,628
Interest income recognized during impairment	103	110	249
Interest income recognized on cash basis	102	101	212

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2003. A summary of the activity of these loans follows:

Balance January 1, 2003	Additions	Changes in Persons Included	Deductions Collected Charged-off	Balance December 31, 2003
$11,814	$14,156	$ (612)	$(8,469) $ ---	$ 16,889

NOTE 4 — Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	2003	2002	2001

Balance as of January 1	$8,301	$8,388	$9,274
Provision for Loan Losses	811	1,115	660
Recoveries of Prior Loan Losses	784	383	806
Loan Losses Charged to the Allowance	(1,631)	(1,585)	(2,352)

Balance as of December 31	$8,265	$8,301	$8,388

NOTE 5 – Mortgage Banking

The amount of loans serviced by the Company for the benefit of others was $305,927 and $252,107 at December 31, 2003 and 2002. These loans are owned by outside parties and are not included in the assets of the Company.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows. The net balance of mortgage servicing rights is included in Other Assets.

	2003	2002	2001
Servicing Rights:
Beginning of Year	$2,694	$1,979	$918
Additions	1,687	986	1,248
Amortized to Expense	(420)	(271)	(187)
Direct Write-downs	(593)	---	---

End of Year	$3,368	$2,694	$1,979

Valuation Allowance:
Beginning of Year	$1,238	$517	$53
Additions Expensed	706	784	497
Reductions Credited to Expense	(466)	(63)	(33)
Direct Write-downs	(593)	---	---

End of Year	$885	$1,238	$517

The fair value of servicing rights was $2,647 and $1,488 at December 31, 2003 and 2002. For purposes of determining fair value, a discount rate of 9% was assumed at December 31, 2003 and 2002. Weighted average prepayment speeds applied were 20% and 41% at December 31, 2003 and 2002. Fair values were determined using a discounted cash-flow model.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 6 — Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2003	2002

Land	$4,086	$3,447
Buildings and Improvements	23,001	22,633
Furniture and Equipment	14,721	14,934

Total Premises, Furniture and Equipment	41,808	41,014
Less: Accumulated Depreciation	(20,203)	(19,048)

Total	$21,605	$21,966

Depreciation expense was $2,418, $2,067 and $1,946 for 2003, 2002 and 2001, respectively.

NOTE 7 – Deposits

At year-end 2003, interest-bearing deposits include $266,652 of demand and savings deposits and $337,792 of time deposits. Stated maturities of time deposits were as follows:

2004	$148,377
2005	131,038
2006	17,487
2007	31,331
2008	9,395
Thereafter	164

Total	$337,792

Time deposits of $100 or more at December 31, 2003 and 2002 were $53,833 and $56,551.

NOTE 8 – FHLB Advances and Other Borrowed Money

The Company’s funding sources include Federal Home Loan Bank advances and repurchase agreements. Information regarding each of these types of borrowings is as follows:

	December 31,
	2003	2002
Long-term advances from the Federal Home Loan Bank collateralized by
qualifying mortgages, investment securities, and mortgage-backed securities	$68,730	$121,462
Promissory notes payable	8,150	225

Long-term borrowings	76,880	121,687
Overnight variable rate advances from Federal Home Loan Bank collateralized by
qualifying mortgages, investment securities, and mortgage-backed securities	8,500	---
Federal Funds Purchased	4,000	---
Repurchase Agreements	23,179	10,632

Short-term borrowings	35,679	10,632

Total borrowings	$112,559	$132,319

At December 31, 2003 interest rates on the fixed rate long-term FHLB advances ranged from 4.98% to 7.22% with a weighted average rate of 6.10%. Of the $68.7 million, $52.6 million or 77% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

During 2003, the Company’s mortgage banking segment prepaid $40 million of FHLB Advances. The prepayment fees associated with the extinguishment of this debt totaled $1.9 million.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

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

During 2002, the Company’s mortgage banking segment prepaid $20 million of FHLB Advances. The prepayment fees associated with the extinguishment of this debt totaled $66.

At December 31, 2003, the notes payable shown above includes $8.0 million outstanding on a $15.0 million line of credit at the Parent Company. Interest on the line of credit is based upon 90-day LIBOR plus 1.25% with a .15% commitment fee on the unused portion of the line of credit. The line of credit matures in March 2005. Under the terms of this note, the Company and all of its bank subsidiaries must maintain a “well-capitalized” status.

Scheduled principal payments on long-term borrowings at December 31, 2003 are as follows:

2004	$10,939
2005	29,335
2006	1,985
2007	1,817
2008	1,168
Thereafter	31,636

Total	$76,880

NOTE 9 – Stockholders’ Equity (share and per share amounts adjusted for stock dividends)

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

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

At December 31, 2003, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well- Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$85,999	12.30%	$55,956	8.00%	$69,945	10.00%
German American Bank	36,507	10.72	27,232	8.00	34,040	10.00
First American Bank	13,314	14.39	7,403	8.00	9,254	10.00
Peoples Bank	15,957	11.55	11,054	8.00	13,817	10.00
Citizens State Bank	12,343	12.04	8,199	8.00	10,248	10.00
First State Bank	5,860	10.65	4,401	8.00	5,501	10.00

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$77,734	11.11%	$27,978	4.00%	$41,967	6.00%
German American Bank	33,102	9.72	13,616	4.00	20,424	6.00
First American Bank	12,153	13.13	3,701	4.00	5,552	6.00
Peoples Bank	14,710	10.65	5,527	4.00	8,290	6.00
Citizens State Bank	11,060	10.79	4,099	4.00	6,149	6.00
First State Bank	5,178	9.41	2,200	4.00	3,300	6.00

Tier 1 Capital
(to Average Assets)
Consolidated	$77,734	8.40%	$37,034	4.00%	$46,293	5.00%
German American Bank	33,102	7.99	16,566	4.00	20,708	5.00
First American Bank	12,153	8.12	5,990	4.00	7,487	5.00
Peoples Bank	14,710	7.92	7,431	4.00	9,289	5.00
Citizens State Bank	11,060	8.96	4,935	4.00	6,169	5.00
First State Bank	5,178	7.38	2,808	4.00	3,510	5.00

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

At December 31, 2002, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well- Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$107,999	15.86%	$54,473	8.00%	$68,091	10.00%
German American Bank	35,330	11.23	25,163	8.00	31,454	10.00
First American Bank	16,243	14.23	9,133	8.00	11,416	10.00
Peoples Bank	12,735	13.05	7,806	8.00	9,758	10.00
Citizens State Bank	16,659	11.79	11,303	8.00	14,129	10.00
First State Bank	5,644	10.85	4,160	8.00	5,200	10.00

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$99,698	14.64%	$27,237	4.00%	$40,855	6.00%
German American Bank	32,201	10.24	12,582	4.00	18,873	6.00
First American Bank	14,812	12.98	4,566	4.00	6,849	6.00
Peoples Bank	11,515	11.80	3,903	4.00	5,855	6.00
Citizens State Bank	15,177	10.74	5,651	4.00	8,477	6.00
First State Bank	5,039	9.69	2,080	4.00	3,120	6.00

Tier 1 Capital
(to Average Assets)
Consolidated	$99,698	9.91%	$40,242	4.00%	$50,302	5.00%
German American Bank	32,201	7.81	16,502	4.00	20,627	5.00
First American Bank	14,812	7.14	8,293	4.00	10,366	5.00
Peoples Bank	11,515	8.60	5,357	4.00	6,697	5.00
Citizens State Bank	15,177	8.04	7,550	4.00	9,438	5.00
First State Bank	5,039	7.31	2,759	4.00	3,448	5.00

The Company and all affiliate Banks at year-end 2003 and 2002 were categorized as well-capitalized. Regulations require the maintenance of certain capital levels at each affiliate bank, and may limit the dividends payable by the affiliates to the holding company, or by the holding company to its shareholders. At December 31, 2003 the affiliates had $8.3 million in retained earnings available for dividends to the parent company without prior regulatory approval.

Stock Options

At December 31, 2003, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options to officers, directors and other employees of the Company. Options may be designated as “incentive stock options” under the Internal Revenue Code of 1986, or as nonqualified options. While the date after which options are first exercisable is determined by the Stock Option Committee of the Company or, in the case of options granted to directors, by the Board of Directors, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the Plans must be no less than the fair market value of the Common Stock on the date of the grant.

The Plans authorize an optionee to pay the exercise price of options in cash or in common shares of the Company or in some combination of cash and common shares. An optionee may tender already-owned common shares to the Company in exercise of an option. In this instance, the Company is obligated to issue to such optionee a replacement option for the number of shares tendered, as follows: (a) of the same type as the option exercised (either an incentive stock option or a non-qualified option); (b) with the same expiration date; and (c) priced at the fair market value of the stock on that date. Replacement options may generally not be exercised until one year from the date of grant and (subject to certain exceptions) are cancelled if the optionee sells any Company stock prior to that date.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

Changes in options outstanding were as follows, as adjusted to reflect stock dividends:

	Number of Options	Weighted-average Exercise Price

Outstanding, beginning of 2001	224,459	$14.57
Granted	62,424	12.79
Exercised	---	---
Forfeited	(1,158)	12.52

Outstanding, end of 2001	285,725	14.19
Granted	104,060	14.73
Exercised	(39,476)	12.67
Forfeited	(5,373)	12.15

Outstanding, end of 2002	344,936	14.56
Granted	101,587	17.99
Exercised	(66,660)	13.81
Forfeited	(2,303)	15.16
Expired	(430)	21.34

Outstanding, end of 2003	377,130	15.61

Options outstanding at year-end 2003 are as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price
$ 11.93 — $ 13.07	110,655	2.97	55,113	$12.47
$ 14.20 — $ 16.52	88,501	3.44	41,371	14.58
$ 17.96 — $ 18.28	177,974	8.73	89,275	18.27

	377,130	5.80	185,759	15.73

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees can purchase the Company’s common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the period, whichever is less. The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. The Company purchased common shares on the open market in 2003, 2002, and 2001. Funding for the purchase of common stock was from employee contributions and Company contributions. Company contributions totaled $120, $66, and $201 for 2003, 2002, and 2001.

Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of December 31, 2003, the Company had purchased 207,965 shares under the program.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

Self Tender Offer

On February 7, 2003 the Company commenced a self tender offer for up to 1.05 million of its common shares, or approximately 9% of its then outstanding shares, at a purchase price of $19.05 per share. On March 20, 2003, the Company purchased 1,110,444 shares under the offer, including 60,444 shares that the Company purchased in accordance with the optional purchase provision of the offer. The Company’s total cost in purchasing the shares, including fees and expenses incurred in connection with the offer, was approximately $21,442,000.

NOTE 10 — Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all full-time employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $1,137, $1,184, and $982 for 2003, 2002, and 2001, respectively.

The Company self-insures employee health benefits for the majority of its affiliate banks. Stop loss insurance covers annual losses exceeding $70 per covered individual and approximately $1,079 in the aggregate. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $868, $873, and $861 for 2003, 2002, and 2001, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans the company agrees, in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $3,653 and $3,151 at December 31, 2003 and 2002. Deferred compensation expense was $895, $327, and $329 for 2003, 2002, and 2001. In conjunction with the plans, the Company has purchased life insurance on certain directors and officers.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. During 2003 there were no losses incurred on partial settlements of the plan while there were $39 incurred on partial settlements of the plan in 2002. The Company uses a September 30 measurement date for its plan.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

Accumulated plan benefit information for the Company’s plan as of December 31, 2003 and 2002 was as follows:

	2003	2002

Changes in Benefit Obligation:
Obligation at beginning of year	$959	$907
Service cost	---	---
Interest cost	61	66
Benefits paid	(91)	(156)
Actuarial gain	7	123
Adjustment in cost of settlement	---	19

Obligation at end of year	936	959

Changes in Plan Assets:
Fair value at beginning of year	782	938
Actual return on plan assets	53	---
Employer contributions	---	---
Benefits paid	(91)	(156)

Fair value at end of year	744	782

Funded Status:
Funded status at end of year	(191)	(177)
Unrecognized prior service cost	(8)	(11)
Unrecognized net loss	294	337
Unrecognized transition asset	(7)	(9)

Pension (liability) or prepaid benefit cost	$88	$140

Amounts recognized in the balance sheet consist of:

	2003	2002
Prepaid benefit cost	$88	$140
Minimum pension liability	(279)	(317)
Accumulated other comprehensive income	169	---

Because the plan has been suspended, the projected benefit obligation and accumulated benefit obligation are the same. The accumulated benefit obligation for the defined benefit pension plan exceeds the fair value of the assets included in the plan.

Net periodic pension expense for the years ended December 31, 2003, 2002, and 2001 was as follows:

	2003	2002	2001
Interest cost	$61	$66	$94
Expected return on assets	(38)	(50)	(69)
Amortization of transition amount	(1)	(2)	(3)
Amortization of prior service cost	(3)	(3)	(3)
Recognition of net loss	34	15	35

Net periodic pension expense	$53	$26	$54

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

Additional Information

	2003	2002

Increase in minimum liability included in other compensation income	$169	$ ---

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2003	2002
Discount rate	6.25%	6.50%
Rate of compensation increase	N/A	N/A(1)

Weighted-average assumptions used to determine net cost:

	2003	2002	2001
Discount rate	6.50%	7.50%	7.50%
Expected return on plan assets	5.00%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A(1)

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

The expected return on plan assets was determined based upon rates that are expected to be available for future reinvestment of earnings and maturing investments along with consideration given to the current mix of plan assets.

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2003 and 2002 and target allocation for 2004 by asset category are as follows:

Asset Category

	Target Allocation	Percentage of Plan Assets at Year-end
	2004	2003	2002

Cash	7%	7%	2%
Certificate of Deposits	75%	75%	68%
Equity Securities	18%	18%	30%

Total	100%	100%	100%

Plan benefits are suspended. Therefore, the Company has invested predominantly in relatively short-term investments over the past two years. No significant changes to investing strategies are anticipated.

The above mentioned Equity Securities consist of the Company’s stock for all periods presented.

Contributions

The Company does not expect to contribute to its defined benefit pension plan in 2004.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 11 — Income Taxes

The provision for income taxes consists of the following:

	2003	2002	2001
Currently Payable	$883	$817	$855
Deferred	192	1,170	1,954
Net Operating Loss Carryforward	---	---	(46)
Change in Valuation Allowance	196	---	---

Total	$1,271	$1,987	$2,763

Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2003	2002	2001
Statutory Rate Times Pre-tax Income	$3,209	$3,886	$4,065
Add/(Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(1,035)	(1,292)	(1,007)
State Income Tax, Net of Federal Tax Effect	(2)	95	560
Low Income Housing Credit	(520)	(525)	(520)
Dividends Received Deduction	(183)	(207)	(204)
Other Differences	(198)	30	(131)

Total Income Taxes	$1,271	$1,987	$2,763

The net deferred tax asset at December 31 consists of the following:

	2003	2002
Deferred Tax Assets:
Allowance for Loan Losses	$2,331	$2,265
Deferred Compensation and Employee Benefits	1,533	1,853
Intangibles	30	78
Unused Tax Credits	3,057	1,557
Minimum Pension Liability	110	---
Net Operating Loss Carryforward	193	---
Other	203	259

Total Deferred Tax Assets	7,457	6,012

Deferred Tax Liabilities:
Depreciation	(866)	(685)
Leasing Activities, Net	(2,495)	(1,603)
Mortgage Servicing Rights	(978)	(571)
Investment in Low Income Housing Partnerships	(319)	(291)
Unrealized Appreciation on Securities	(95)	(995)
FHLB Stock Dividends	(304)	---
Other	(287)	(572)

Total Deferred Tax Liabilities	(5,344)	(4,717)
Valuation Allowance	(241)	(45)

Net Deferred Tax Asset	$1,872	$1,250

The Company has $1,570 of general business credit carryforward, which will expire in years 2021 thru 2023. The Company also has $1,487 of alternative minimum tax credit carryforward, which under current tax law has no expiration period. During 2003, the Company also generated an Indiana net operating loss carryforward of $2,270, which expires in 2018.

Under the Internal Revenue Code, through 1996 First Federal Bank (now First American Bank) was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. Subject to certain limitations, First Federal Bank was permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. First Federal Bank generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, First Federal Bank was only allowed a deduction based on actual loss experience. Retained earnings at December 31, 2003, include approximately $2,300 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2003 was approximately $782.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 12 — Per Share Data

Basic Earnings and Diluted Earnings per Share amounts have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2003	2002	2001
Basic Earnings per Share:
Net Income	$8,168	$9,442	$9,193
Weighted Average Shares Outstanding	11,176,766	12,007,009	12,093,160

Basic Earnings per Share	$0.73	$0.79	$0.76

Diluted Earnings per Share:
Net Income	$8,168	$9,442	$9,193
Weighted Average Shares Outstanding	11,176,766	12,007,009	12,093,160
Stock Options, Net	45,577	32,601	12,906

Diluted Weighted Average Shares Outstanding	11,222,343	12,039,610	12,106,066

Diluted Earnings per Share	$0.73	$0.78	$0.76

NOTE 13 — Lease Commitments

The total rental expense for all leases for the years ended December 31, 2003, 2002, and 2001 was $165, $161, and $180 respectively, including amounts paid under short-term cancelable leases.

At December 31, 2003, the German American Bank subleased space for two branch-banking facilities from a company controlled by a director and shareholder of the Company. The subleases expire in 2005 and 2008 with various renewal options provided. Aggregate annual rental payments to this Director’s company totaled $54 for 2003. Exercise of the Bank’s sublease renewal options is contingent upon the Director’s company renewing its primary leases.

At December 31, 2003, the German American Bancorp leased space for office facilities from a company controlled by another director and shareholder of the Company. The lease expires in 2005 with various renewal options provided. Aggregate annual rental payments to this Director’s company totaled $29 for 2003.

The following is a schedule of future minimum lease payments:

Years Ending December 31:

Premises
2004	$128
2005	88
2006	62
2007	62
2008	30
Thereafter	49
Total	$419

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 14 — Commitments and Off-balance Sheet Items

In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit and commitments to sell loans, which are not reflected in the accompanying consolidated financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make commitments as it uses for on-balance sheet items.

The Company’s exposure to credit risk for commitments to sell loans is dependent upon the ability of the counter-party to purchase the loans. This is generally assured by the use of government sponsored entity counterparts. These commitments are subject to market risk resulting from fluctuations in interest rates. Commitments to sell loans are not mandatory (i.e., do not require net settlement with the counter-party to cancel the commitment).

Commitments and contingent liabilities are summarized as follows, at December 31:

	2003	2002
Commitments to Fund Loans:
Home Equity	$34,578	$27,757
Credit Card Lines	11,469	9,295
Commercial Operating Lines	47,928	39,141
Residential Mortgages	9,843	28,774

Total Commitments to Fund Loans	$103,818	$104,967

Commitments to Sell Loans	$6,526	$37,621

Standby Letters of Credit	$5,933	$7,461

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

At December 31, 2003 and 2002, respectively, the affiliate banks were required to have $2,703 and $2,114 on deposit with the Federal Reserve, or as cash on hand. These reserves do not earn interest.

NOTE 15 — Non-cash Investing Activities

	2003	2002	2001

Loans Transferred to Other Real Estate	$834	$1,975	$1,766
Securities Transferred to Available-for-Sale	---	---	5,637

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
Dollars in thousands, except per share data

NOTE 16 – Segment Information

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

The core banking segment is comprised of five community banks with 27 retail banking offices and one business lending center in Southwestern Indiana. The five community banks jointly own German American Financial Advisors & Trust Company (GAFA), which provides trust, investment advisory, and brokerage services to customers. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the retail-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio and investment securities portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The insurance segment consists of The Doty Agency, Inc., which provides a full line of personal and corporate insurance products as agent under four distinctive insurance agency names from four offices; and German American Reinsurance Company, Ltd. (GARC), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

Year Ended December 31, 2003	Core Banking	Morgage Banking	Insurance	Other	Consolidated Totals

Net Interest Income	$30,284	$(622)	$10	$(137)	$29,535
Gain on Sales of Loans and Related Assets	1,284	1,304	---	---	2,588
Servicing Income	---	893	---	(189)	704
Insurance Revenues	141	166	3,543	(158)	3,692
Loss on Extinguishment of Borrowings	---	1,898	---	---	1,898
Noncash Items:
Provision for Loan Losses	1,352	(541)	---	---	811
MSR Amortization & Valuation	---	660	---	---	660
Provision for Income Taxes	4,530	(783)	261	(2,737)	1,271
Segment Profit (Loss)	11,579	(1,122)	589	(2,878)	8,168
Segment Assets	883,645	27,536	9,448	5,317	925,946

Year Ended December 31, 2002	Core Banking	Morgage Banking	Insurance	Other	Consolidated Totals

Net Interest Income	$32,336	$(547)	$19	$194	$32,002
Gain on Sales of Loans and Related Assets	1,051	574	---	---	1,625
Servicing Income	---	838	---	(252)	586
Insurance Revenues	146	165	2,639	(132)	2,818
Loss on Extinguishment of Borrowings	---	66	---	---	66
Noncash Items:
Provision for Loan Losses	1,365	(250)	---	---	1,115
MSR Amortization & Valuation	---	992	---	---	992
Provision for Income Taxes	4,736	(632)	353	(2,470)	1,987
Segment Profit (Loss)	12,232	(963)	487	(2,314)	9,442
Segment Assets	866,173	79,919	5,140	5,773	957,005

Year Ended December 31, 2001	Core Banking	Morgage Banking	Insurance	Other	Consolidated Totals

Net Interest Income	$30,581	$1,294	$36	$241	$32,152
Gain on Sales of Loans and Related Assets	1,083	426	---	---	1,509
Servicing Income	---	646	---	(232)	414
Insurance Revenues	18	184	3,073	---	3,275
Loss on Extinguishment of Borrowings	---	---	---	---	---
Noncash Items:
Provision for Loan Losses	660	---	---	---	660
MSR Amortization & Valuation	---	651	---	---	651
Provision for Income Taxes	4,661	24	293	(2,215)	2,763
Segment Profit (Loss)	10,759	28	501	(2,095)	9,193
Segment Assets	906,286	105,711	4,393	(1,279)	1,015,111

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
Cash	$596		$6,444
Securities Available-for-Sale, at Fair Value	551		6,641
Investment in Subsidiary Banks and Bank Holding Company	84,920		86,563
Investment in GAB Mortgage Corp.	291		291
Investment in German American Reinsurance Company, Ltd.	478		344
Furniture and Equipment	2,572		2,357
Other Assets	4,092		3,057

Total Assets	$93,500		$105,697

LIABILITIES
Promissory Notes Payable	$8,000	$	---
Other Liabilities	2,374		1,178

Total Liabilities	10,374		1,178

SHAREHOLDERS' EQUITY
Common Stock	10,933		11,461
Additional Paid-in Capital	67,532		78,836
Retained Earnings	4,653		12,298
Accumulated Other Comprehensive Income	8		1,924

Total Shareholders' Equity	83,126		104,519

Total Liabilities and Shareholders' Equity	$93,500		$105,697

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002	2001

INCOME
Dividends from Subsidiaries	$14,500	$19,775	$10,615
Dividend and Interest Income	79	188	241
Fee Income from Subsidiaries	688	564	695
Securities Gains, net	23	---	---
Other Income	54	108	136

Total Income	15,344	20,635	11,687

EXPENSES
Salaries and Benefits	5,463	5,015	3,383
Professional Fees	621	682	730
Occupancy and Equipment Expense	784	587	537
Interest Expense	165	---	---
Other Expenses	532	622	441

Total Expenses	7,565	6,906	5,091
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	7,779	13,729	6,596
Income Tax Benefit	2,656	2,440	1,581

INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	10,435	16,169	8,177
Equity in Undistributed Income of Subsidiaries	(2,267)	(6,727)	1,016

NET INCOME	8,168	9,442	9,193

Other Comprehensive Income:
Unrealized gain/(loss) on Securities, net	(1,747)	1,125	1,562
Changes in Minimum Pension Liability	(169)	---	---

TOTAL COMPREHENSIVE INCOME	$6,252	$10,567	$10,755

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,168	$9,442	$9,193
Adjustments to Reconcile Net Income to Net Cash from Operations
Amortization on Securities	1	7	6
Depreciation	479	339	258
Gain on Sale of Securities, net	(23)	---	---
Loss on Sale of Property and Equipment	---	1	---
Director Stock Awards	72	88	88
Change in Other Assets	(997)	(798)	(202)
Change in Other Liabilities	916	292	698
Equity in Undistributed Income of Subsidiaries	2,267	6,727	(1,016)

Net Cash from Operating Activities	10,883	16,098	9,025

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	(2,600)	(4,500)	---
Purchase of Securities Available-for-Sale	---	(4,990)	---
Proceeds from Maturities of Securities Available-for-Sale	6,280	---	---
Property and Equipment Expenditures	(694)	(744)	(623)
Proceeds from Sale of Property and Equipment	---	16	---

Net Cash from Investing Activities	2,986	(10,218)	(623)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances in Long-term Debt	8,000	---	---
Issuance of Common Stock	260	572	362
Purchase / Retire Common Stock	(21,846)	(2,683)	(149)
Employee Stock Purchase Plan	(120)	(66)	(201)
Dividends Paid	(5,984)	(6,136)	(5,882)
Purchase of Interest in Fractional Shares	(27)	(32)	(24)

Net Cash from Financing Activities	(19,717)	(8,345)	(5,894)

Net Change in Cash and Cash Equivalents	(5,848)	(2,465)	2,508
Cash and Cash Equivalents at Beginning of Year	6,444	8,909	6,401

Cash and Cash Equivalents at End of Year	$596	$6,444	$8,909

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 18 — Business Combinations, Goodwill and Intangible Assets

        Information relating to mergers and acquisitions for the three year period ended December 31, 2003, includes:

Business Combination	Date Acquired	Accounting Method
Farmers Agency, Inc., Oakland City, Indiana	01/02/01	Purchase(1)
Tevebaugh & Associates Insurance, Inc., Vincennes, Indiana	12/10/02	Purchase(2)
Hoosierland Insurance Agency, Inc., Jasper, Indiana	09/02/03	Purchase(3)
Stafford-Williams Insurance Agency, Inc., Washington, Indiana	09/02/03	Purchase(4)

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

(3)
This merger was accounted for as a purchase, with net assets acquired of $1,553. The Company issued no stock in this transaction. The Company recorded customer list intangible of $1,534 as a result of this transaction. Reported operating results for periods prior to the merger have not been restated.

(4)
This merger was accounted for as a purchase, with net assets acquired of $998. The Company issued no stock in this transaction. The Company recorded customer list intangible of $979 as a result of this transaction. Reported operating results for periods prior to the merger have not been restated.

Upon adopting new accounting guidance in 2002, unidentified intangible assets from bank branch acquisitions were reclassified to goodwill. The changes in the carrying amount of goodwill for the periods ended December 31, 2003 and 2002 were classified as follows:

	2003	2002
Beginning of Year	$1,794	$1,221
Reclassified from unidentified intangible asset	---	573
Goodwill from acquisitions	---	---

End of year	$1,794	$1,794

Upon adopting new accounting guidance in 2002, goodwill ceased being amortized. The effect of not amortizing goodwill is summarized as follows:

	2003	2002	2001

Reported Net Income	$8,168	$9,442	$9,193
Add back: Goodwill Amortization	---	---	164

Adjusted Net Income	$8,168	$9,442	$9,357

Basic Earnings per Share:
Reported Net Income	$0.73	$0.79	$0.76
Goodwill Amortization	---	---	.01

Adjusted Net Income	$0.73	$0.79	$0.77

Diluted Earnings per Share:
Reported Net Income	$0.73	$0.78	$0.76
Goodwill Amortization	---	---	.01

Adjusted Net Income	$0.73	$0.78	$0.77

Weighted Average Shares Outstanding	11,176,766	12,007,009	12,093,160
Diluted Weighted Average Shares Outstanding	11,222,343	12,039,610	12,106,066

The effect on net income of ceasing goodwill amortization in 2003 and 2002 was $164.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

Acquired intangible assets were as follows as of year end:

	2003
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$670	$668
Unidentified Branch Acquisition Intangible	257	157
Mortgage Banking
Customer List	99	99
Insurance
Customer List	2,838	136

Total	$3,864	$1,060

	2002
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$670	$659
Unidentified Branch Acquisition Intangible	257	140
Mortgage Banking
Customer List	99	94
Insurance
Customer List	325	---

Total	$1,351	$893

Amortization Expense was $167, $58, and $71 for 2003, 2002, and 2001.

Estimated amortization expense for each of the next five years is as follows:

2004	$425
2005	422
2006	422
2007	422
2008	422

Effective September 2, 2003, the Company acquired substantially all of the assets, net of certain assumed liabilities of two property and casualty insurance agencies, Hoosierland Agency based in Jasper, Indiana and Stafford-Williams Agency based in Washington, Indiana. Both agency operations have become part of The Doty Agency, Inc., the Company’s property and casualty insurance entity.

The purchase price for these transactions was $2.55 million in cash, and $2.51 million has been allocated to an amortizable customer relationship intangible. No goodwill was recognized from this acquisition. The customer relationship intangible will be amortized to expense over seven years and deducted for tax purposes over 15 years using straight line method. Amortization expense was $90 for 2003 and for the next five years is expected to be $360 for each year.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2003, 2002, and 2001. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

	2003	2002	2001
Pro forma Insurance Revenues	$4,708	$4,357	$4,812
Pro forma Net Income	$8,179	$9,422	$9,153
Pro forma Earnings per Share	$0.73	$0.78	$0.76
Pro forma Diluted Earnings per Share	$0.73	$0.78	$0.76

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 19 — Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are provided in the table below. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Short-term Investments	$32,533	$32,533	$35,745	$35,745
Securities Available-for-Sale	195,793	195,793	223,848	223,848
Securities Held-to-Maturity	17,417	17,964	20,833	21,566
FHLB Stock and Other Restricted Stock	12,944	12,944	12,462	12,462
Loans, including loans held-for-sale, net	605,017	611,781	615,578	627,083
Accrued Interest Receivable	5,548	5,548	6,273	6,273
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(379,341)	(379,341)	(338,857)	(338,857)
Other Time Deposits	(337,792)	(343,523)	(368,337)	(377,411)
Short-term Borrowings	(35,679)	(35,679)	(10,632)	(10,632)
Long-term Debt	(76,880)	(82,906)	(121,687)	(133,564)
Accrued Interest Payable	(1,748)	(1,748)	(2,291)	(2,291)
Unrecognized Financial Instruments:
Commitments to Extend Credit	---	---	---	---
Standby Letters of Credit	---	---	---	---
Commitments to Sell Loans	---	---	---	---

The carrying amounts of cash, short-term investments, FHLB and other restricted stock, and accrued interest receivable are a reasonable estimate of their fair values. The fair values of securities are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments. The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans. The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities. The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities. Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not significant. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At December 31, 2003 and 2002, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 20 — Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2003	2002	2001
Unrealized holding gains and (losses) on
securities available-for-sale	$(2,567)	$1,636	$2,565
Reclassification adjustments for gains
later recognized in income	(80)	(17)	---

Net unrealized gains and (losses)	(2,647)	1,619	2,565

Recognition of minimum pension liability	(279)	---	---

Tax Effect	1,010	(494)	(1,003)

Other comprehensive income (loss)	$(1,916)	$1,125	$1,562

NOTE 21 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest Income	Net Interest Income	Net Income/(Loss)	Earnings/(Loss) per Share Basic Fully Diluted
2003
First Quarter	$13,449	$7,785	$2,438	$0.20	$0.20
Second Quarter	12,857	7,335	2,043	0.19	0.19
Third Quarter	12,204	7,025	2,153	0.20	0.20
Fourth Quarter	12,109	7,390	1,534	0.14	0.14

2002
First Quarter	$15,461	$8,034	$2,518	$0.21	$0.21
Second Quarter	15,429	8,230	2,380	0.20	0.20
Third Quarter	15,222	8,099	2,315	0.19	0.19
Fourth Quarter	14,382	7,639	2,229	0.19	0.18

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.    Controls and Procedures.

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to directors and executive officers of the Corporation will be included under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in April 2004, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2004 Proxy Statement”), which section is incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance.    Information relating to Section 16(a) compliance will be included in the 2004 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics.    At its regular meeting in April 2004, the Corporation’s Board of Directors intends to adopt a code of business conduct that will constitute a “code of ethics” as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002 (“SOA”), and which will satisfy the revised listing requirements of NASDAQ that require that the Company adopt a code of ethics on or before May 4, 2004. During the first quarter of 2004, the Board of Directors and its committees devoted their attention to those corporate governance matters that, under the revised NASDAQ listing standards or SEC requirements, required adoption on or before the date of the 2004 Annual Meeting of Shareholders, and chose to defer action on the code of ethics in order to provide additional time for the Board of Directors to study and consider the appropriate terms of the code of ethics. Promptly following the adoption of the code of ethics and not later than May 4, 2004, the Corporation will post a copy of the code of ethics on its Internet website www.germanamericanbancorp.com). The Corporation intends to satisfy its disclosure requirements under Item 10 of Form 8-K regarding certain amendments to, or waivers of, the code of ethics, by posting such information on its Internet website.

Audit Committee Identification.    The Board of Directors of the Corporation has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2004 Proxy Statement under the caption “ELECTION OF DIRECTORS – Committees and Attendance”, which section is incorporated herein by reference.

Audit Committee Financial Expert.    The Board of Directors has determined that none of its members who serve on the Audit Committee of the Board of Directors is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA. The Board of Directors has determined, however, that the absence from its Audit Committee of a person who would qualify as an audit committee financial expert does not impair the ability of its Audit Committee to provide effective oversight of the Corporation’s external financial reporting and internal control over financial reporting. Accordingly, the Board of Directors does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert to its Audit Committee. In reaching its determination that the members of the Audit Committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, the Board of Directors considered the knowledge gained by the current members of the Audit Committee in connection with their prior years of service on the Corporation’s Audit Committee. The Board of Directors also considered the experience in financial and accounting matters that Mr. Steurer, Chairman of the Board of JOFCO, Inc., a privately-held manufacturing company, has gained in connection with his active supervision of the accounting and finance personnel of that company. Mr. Steurer is a member of the Corporation’s Audit Committee.

Item 11.    Executive Compensation.

Information relating to compensation of the Corporation’s Executive Officers and Directors will be included under the captions “Executive Compensation” and “Election of Directors — Compensation of Directors” in the 2004 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and management of the Corporation will be included under the captions “Election of Directors” and “Principal Owners of Common Shares” of the 2004 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains three plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan, and its 1999 Employee Stock Purchase Plan. Each of these three plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements granted under the terms of one of the three plans identified above. The following table sets for information regarding these plans as of December 31, 2003:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	377,130(a)	$15.61	700,403(b)

Equity compensation plans not approved by security holders	---	---	---

Total	377,130	$15.61	700,403

(a)    Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2004 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2003 during the plan year that commenced in August 2003. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2004, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)    Represents 439,036 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 261,367 shares that were available for grant or issuance at December 31, 2003 under the 1999 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards in any given fiscal year is equal to the sum of (i) one percent of the number of Common Shares outstanding as of the last day of the Corporation’s prior fiscal year, plus (ii) the number of Common Shares that were available for the grant of awards, but were not granted, under the Plan in any previous fiscal year. Under no circumstances, however, may the number of Common Shares available for the grant of awards in any fiscal year under the Long-Term Equity Incentive Plan exceed one and one-half percent of the Common Shares outstanding as of the last day of the prior fiscal year. The 261,367 shares available at December 31, 2003 and included in the above table represent only the carryover of shares that may be the subject of grants of awards under the Long-Term Equity Incentive Plan in 2004 and future years; the Corporation during 2004 and future years (in addition to this carryover amount) may grant an additional 109,329 shares, representing one percent of the number of Common Shares that were outstanding at December 31, 2003, under the Long-Term Equity Incentive Plan.

For additional information regarding the Company’s stock option plans and employee stock purchase plan, see Note 9 — Stockholders’ Equity in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 13.    Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions “Executive Compensation — Certain Business Relationships and Transactions” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” of the 2004 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 14.    Independent Accountant Fees and Services.

Information responsive to this item 14 will be included in the 2004 Proxy Statement under the Caption “Independent Accountant Fees and Services,” which section is incorporated herein by reference.

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a)        Financial Statements

The following items are included in Item 8 of this report:

Page #
German American Bancorp and Subsidiaries:

Independent Auditors' Report	25

Consolidated Balance Sheets at December 31,
2003 and December 31, 2002	26

Consolidated Statements of Income, years
ended December 31, 2003, 2002, and 2001	27

Consolidated Statements of Changes in
Shareholders' Equity, years ended
December 31, 2003, 2002, and 2001	28

Consolidated Statements of Cash Flows, years
ended December 31, 2003, 2002, and 2001	29

Notes to the Consolidated Financial
Statements	30-55

b)        Reports on Form 8-K

The Registrant filed a Report on Form 8-K on November 5, 2003 to furnish its press release announcing its results of operations for the quarter ended September 30, 2003.

c)        Exhibits

The Exhibits described in the Exhibit List immediately following the “Signatures” pages of this report (which are incorporated herein by reference) are hereby filed as part of this report.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2004	GERMAN AMERICAN BANCORP (Registrant) By /s/ Mark A. Schroeder Mark A. Schroeder, President and Chief Executive Office

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 12, 2004

Date:  March 12, 2004

Date:

Date:  March 12, 2004

Date:  March 12, 2004

Date:  March 12, 2004

Date:  March 12, 2004

Date:  March 12, 2004

Date:  March 12, 2004

Date:

Date:  March 12, 2004

Date:  March 12, 2004

By /s/ Mark A. Schroeder
Mark A. Schroeder, President and Chief Executive
Officer (principal executive officer), Director

By  /s/  George W. Astrike
George W. Astrike, Director

David G. Buehler, Director

By  /s/  William R. Hoffman
William R. Hoffman, Director

By  /s/  J. David Lett
J. David Lett, Director

By  /s/  Gene C. Mehne
Gene C. Mehne, Director

By  /s/  Robert L. Ruckriegel
Robert L. Ruckriegel, Director

By  /s/  Larry J. Seger
Larry J. Seger, Director

By  /s/  Joseph F. Steurer
Joseph F. Steurer, Director

C.L. Thompson, Director

By  /s/  Michael J. Voyles
Michael J. Voyles, Director

By  /s/  Bradley M. Rust
Bradley M. Rust, Senior Vice President -
Accounting and Finance (principal financial
officer and principal accounting officer)

INDEX OF EXHIBITS

Executive Compensation Plans and Arrangements*	Exhibit Number	Exhibit List

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference from Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

4.2	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

4.3	Terms of Common Shares and Preferred Shares of the Registrant found in Restatement of Articles of Incorporation of the Registrant are incorporated by reference from Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

X	10.1	The Registrant's 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 filed October 14, 1998.

X	10.2	Executive Deferred Compensation Agreement dated December 1, 1992, between The German American Bank and George W. Astrike, is incorporated herein by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993.

X	10.3	Amendment to Executive Deferred Compensation Agreement dated August 31, 2000, between The German American Bank and George W. Astrike, is incorporated by reference from Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended December 31, 2000.

X	10.4	Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors.) The schedule following Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as Exhibit 10.4.

Executive Compensation Plans and Arrangements*	Exhibit Number	Exhibit List

X	10.5	Stock Option Agreement between the Registrant and George W. Astrike dated September 2, 1998, is incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 filed October 14, 1998.

X	10.6	Non-Qualified Index Executive Supplemental Agreement dated September 1, 1998, between the Registrant and George W. Astrike is incorporated by reference from Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended December 1, 1998.

X	10.7	Split Dollar Life Insurance Plan Agreement dated November 5, 1998, between the Registrant and George W. Astrike is incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended December 31, 1998.

X	10.8	Agreement for Consulting Services dated August 21, 1998, between the Registrant and George W. Astrike, is incorporated by reference from Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the Registrant's fiscal year ended December 31, 1999.

X	10.9	Amendment to Agreement for Consulting Services dated August 31, 2000, between the Registrant and George W. Astrike, is incorporated by reference from Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

X	10.10	The Registrant's 1999 Long-Term Equity Incentive Plan is incorporated herein by reference from Appendix A to the Registrant's definitive proxy statement for its 1999 annual meeting filed March 26, 1999.

X	10.11	The written descriptions (a) of the Registrant's Executive Management Incentive Plan under the heading "EXECUTIVE COMPENSATION — Committee Report on Executive Compensation", (b) of the Registrant's annual retainer program for director compensation (and of the Registrant's amendment of a stock option for Mr. Astrike during 2003) under the heading "ELECTION OF DIRECTORS -- Compensation of Directors," in each case referring to headings in the Registrant's definitive proxy statement for its 2004 annual meeting which will be filed within 120 days of the end of the Registrant's fiscal year, are incorporated herein by reference.

X	10.12	Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust is incorporated herein by reference from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

21	Subsidiaries of the Registrant.

23	Consent of Crowe Chizek and Company LLC

Executive Compensation Plans and Arrangements*	Exhibit Number	Exhibit List

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President (Principal Financial Officer)

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President (Principal Financial Officer)

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an “X” in this column.