Form 10-Q
period 2004-03-31
GERMAN AMERICAN BANCORP
filed 2004-05-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004 Or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ___________________

Commission File Number 0-11244

German American Bancorp
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1547518 (I.R.S. Employer Identification No.)

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

YES    [X]         NO    [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
        YES    [X]         NO    [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, No par value	Outstanding at May 3, 2004 10,940,803

GERMAN AMERICAN BANCORP

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets — March 31, 2004 and December 31, 2003

Consolidated Statements of Income and Comprehensive Income — Three months Ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows — Three months Ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements — March 31, 2004

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

PART II.    OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)

ASSETS
Cash and Due from Banks	$23,939	$28,729
Federal Funds Sold and Other Short-term Investments	11,075	3,804

Cash and Cash Equivalents	35,014	32,533

Securities Available-for-Sale, at Fair Value	193,798	195,793
Securities Held-to-Maturity, at Cost	15,033	17,417

Loans Held-for-Sale	651	1,416

Total Loans	609,889	613,255
Less: Unearned Income	(1,392)	(1,389)
Allowance for Loan Losses	(8,436)	(8,265)

Loans, Net	600,061	603,601

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,106	12,944
Premises, Furniture and Equipment, Net	21,502	21,605
Other Real Estate	754	749
Goodwill	1,794	1,794
Intangible Assets	2,697	2,804
Company Owned Life Insurance	18,024	17,831
Accrued Interest Receivable and Other Assets	15,655	17,459

TOTAL ASSETS	$918,089	$925,946

LIABILITIES
Non-interest-bearing Demand Deposits	$114,692	$112,689
Interest-bearing Demand, Savings, and Money Market Accounts	271,982	266,652
Time Deposits < $100,000	277,363	283,959
Time Deposits $100,000 or more and Brokered Deposits	60,209	53,833

Total Deposits	724,246	717,133

FHLB Advances and Other Borrowings	98,425	112,559
Accrued Interest Payable and Other Liabilities	11,242	13,128

TOTAL LIABILITIES	833,913	842,820

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,941	10,933
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	---	---
Additional Paid-in Capital	67,753	67,532
Retained Earnings	4,846	4,653
Accumulated Other Comprehensive Income	636	8

TOTAL SHAREHOLDERS' EQUITY	84,176	83,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$918,089	$925,946

End of period shares issued and outstanding	10,940,803	10,932,882

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2004	2003

INTEREST INCOME
Interest and Fees on Loans	$9,705	$10,888
Interest on Federal Funds Sold and Other Short-term Investments	28	56
Interest and Dividends on Securities:
Taxable	1,284	1,534
Non-taxable	759	971

TOTAL INTEREST INCOME	11,776	13,449

INTEREST EXPENSE
Interest on Deposits	3,133	3,764
Interest on FHLB Advances and Other Borrowings	1,165	1,900

TOTAL INTEREST EXPENSE	4,298	5,664

NET INTEREST INCOME	7,478	7,785
Provision for Loan Losses	402	(36)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,076	7,821

NON-INTEREST INCOME
Trust and Investment Product Fees	456	356
Service Charges on Deposit Accounts	833	648
Insurance Revenues	1,044	793
Other Operating Income	435	176
Gain on Sales of Loans and Related Assets	182	537
Net Gain / (Loss) on Sales of Securities	5	23

TOTAL NON-INTEREST INCOME	2,955	2,533

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,615	4,422
Occupancy Expense	620	617
Furniture and Equipment Expense	563	551
Data Processing Fees	306	277
Professional Fees	367	285
Advertising and Promotions	229	225
Supplies	139	153
Other Operating Expenses	918	793

TOTAL NON-INTEREST EXPENSE	7,757	7,323

Income before Income Taxes	2,274	3,031
Income Tax Expense	322	593

NET INCOME	$1,952	$2,438

COMPREHENSIVE INCOME	$2,580	$2,031

Earnings Per Share	$0.18	$0.21
Diluted Earnings Per Share	$0.18	$0.20
Dividends Per Share	$0.14	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,952	$2,438
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	397	575
Depreciation and Amortization	702	644
Amortization and Impairment of Mortgage Servicing Rights	227	321
Net Change in Loans Held for Sale	670	3,320
Loss on Investment in Limited Partnership	(20)	(31)
Provision for Loan Losses	402	(36)
(Gain) on Sale of Securities, net	(5)	(23)
Loss / (Gain) on Sale of Other Real Estate and Repossessed Assets	(1)	143
Loss / (Gain) on Disposition and Impairment of Premises and
Equipment	---	(3)
Increase in Cash Surrender Value of Company Owned Life Insurance
(COLI)	(193)	(58)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,349	862
Interest Payable and Other Liabilities	(1,886)	(479)

Net Cash from Operating Activities	3,594	7,673

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	8,160	35,715
Proceeds from Sales of Securities Available-for-Sale	1,986	786
Purchase of Securities Available-for-Sale	(7,732)	(15,436)
Proceeds from Maturities of Securities Held-to-Maturity	2,382	1,211
Proceeds from Sales of Loans	1,250	---
Loans Made to Customers, net of Payments Received	1,620	12,071
Proceeds from Sales of Other Real Estate	264	345
Property and Equipment Expenditures	(492)	(1,074)
Proceeds from the Sale of Property and Equipment	---	3

Net Cash from Investing Activities	7,438	33,621

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	7,113	(3,263)
Change in Short-term Borrowings	(15,528)	(1,123)
Advances of Long-term Debt	1,500	8,000
Repayments of Long-term Debt	(106)	(857)
Purchase/Retire Common Stock	---	(21,443)
Dividends Paid	(1,530)	(1,604)

Net Cash from Financing Activities	(8,551)	(20,290)

Net Change in Cash and Cash Equivalents	2,481	21,004
Cash and Cash Equivalents at Beginning of Year	32,533	35,745

Cash and Cash Equivalents at End of Period	$35,014	$56,749

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(unaudited, dollars in thousands except per share data)

Note 1 – Basis of Presentation

German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp December 31, 2003 Annual Report on Form 10-K.

Note 2 – Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2004	2003
Earnings per Share:
Net Income	$1,952	$2,438

Weighted Average Shares Outstanding	10,936,799	11,869,714

Earnings per Share:	$0.18	$0.21

Diluted Earnings per Share:
Net Income	$1,952	$2,438

Weighted Average Shares Outstanding	10,936,799	11,869,714
Stock Options, Net	40,189	45,600

Diluted Weighted Average Shares Outstanding	10,976,988	11,915,314

Diluted Earnings per Share	$0.18	$0.20

Note 3 – Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Earnings per Share:
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$5,125	$4,090
Obligations of State and Political Subdivisions	35,321	38,579
Asset-/Mortgage-backed Securities	136,896	136,585
Corporate Securities	519	515
Equity Securities	15,937	16,024

Total	$193,798	$195,793

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

	Carrying Value	Fair Value
March 31, 2004:
Obligations of State and Political Subdivisions	$15,033	$15,928

December 31, 2003:
Obligations of State and Political Subdivisions	$17,417	$17,964

Note 4 — Segment Information

The Company’s operations include four primary segments: core banking, mortgage banking, financial services, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the affiliate banks’ local markets. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; the servicing of mortgage loans for investors; and the operation of a title insurance company. The financial services segment involves providing trust, investment advisory, and brokerage services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core banking segment is comprised of five community banks with 27 retail banking offices and one business lending center in Southwestern Indiana. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio and investment securities portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The financial services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (GAFA). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of The Doty Agency, Inc., which provides a full line of personal and corporate insurance products as agent under five distinctive insurance agency names from five offices; and German American Reinsurance Company, Ltd. (GARC), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

The following segment financial information has been derived from the internal financial statements of German American Bancorp, which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the four segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Other column below, along with minor amounts to eliminate transactions between segments.

Three Months Ended March 31, 2004	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$7,461	$84	$8	$(5)	$(70)	$7,478
Gain on Sales of Loans and
Related Assets	94	88	---	---	---	182
Servicing Income	---	231	---	---	(40)	191
Trust and Investment Product
Fees	1	---	478	---	(23)	456
Insurance Revenues	20	7	8	1,036	(27)	1,044
Noncash Items:
Provision for Loan Losses	462	(60)	---	---	---	402
MSR Amortization & Valuation	---	227	---	---	---	227
Provision for Income Taxes	987	(74)	7	73	(671)	322
Segment Profit	2,656	(113)	10	107	(708)	1,952
Segment Assets	880,354	26,153	2,092	8,378	1,112	918,089

Three Months Ended March 31, 2003	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$7,812	$(81)	$2	$3	$49	$7,785
Gain on Sales of Loans and
Related Assets	358	179	---	---	---	537
Servicing Income	---	218	---	---	(53)	165
Trust and Investment Product
Fees	1	---	379	---	(24)	356
Insurance Revenues	48	41	---	737	(33)	793
Noncash Items:
Provision for Loan Losses	280	(316)	---	---	---	(36)
MSR Amortization & Valuation	---	321	---	---	---	321
Provision for Income Taxes	1,103	(7)	(2)	84	(585)	593
Segment Profit	2,881	(10)	(3)	127	(557)	2,438
Segment Assets	858,236	78,559	2,022	4,872	(5,422)	938,267

Note 5 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of March 31, 2004, the Company had purchased 207,965 shares under the program.

Note 6 – Self Tender Offer

On February 7, 2003 the Company commenced a self-tender offer for up to 1.05 million of its common shares, or approximately 9% of its then outstanding shares, at a purchase price of $19.05 per share. On March 20, 2003, the Company purchased 1,110,444 shares under the offer, including 60,444 shares that the Company purchased in accordance with the optional purchase provision of the offer. The Company’s total cost in purchasing the shares, including fees and expenses incurred in connection with the offer, was approximately $21,442,000.

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

	Three Months Ended March 31,
	2004	2003
Net Income as Reported	$1,952	$2,438
Compensation Expense Under Fair Value Method, Net of Tax	61	62

Pro forma Net Income	$1,891	$2,376
Pro forma Earnings per Share	$0.17	$0.20
Pro forma Diluted Earnings per Share	$0.17	$0.20
Earnings per Share as Reported	$0.18	$0.21
Diluted Earnings per Share as Reported	$0.18	$0.20

Note 8 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following table represents the components of net periodic benefit cost for the periods presents:

	Three Months Ended March 31,
	2004		2003
Service Cost	$	---	---
Interest Cost		14	15
Expected Return on Assets		9	9
Amortization of Transition Amount		---	---
Amortization of Prior Service Cost		(1)	(1)
Recognition of Net (Gain)/Loss		7	8

Net Periodic Benefit Cost		$11	$13

Gain/loss on Settlements and Curtailments		None	None

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make no contributions to its pension plan in 2004. As of March 31, 2004, no contributions have been made nor does the Company presently anticipate making any additional contributions to fund its pension plan in 2004.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2004 and December 31, 2003 and the consolidated results of operations for the three month periods ended March 31, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2003 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2003 Annual Report on Form 10-K. Management believes that many of the key factors influencing the performance of the Company at the time of the filing of that annual report and discussed in that Management Overview continued through the date of filing of the quarterly report. Specifically, and as discussed in greater detail below, the Company’s continued dependence on its interest spread adversely affected the first quarter 2004 operating results while growth in non-interest income continued to mitigate those adverse affects. The Company’s net interest income decreased by $307,000 during the first quarter of 2004, a decline of 4% from that earned in the first quarter of 2003. While this continued a trend of declines in net interest income when compared to the corresponding period in the prior year, net interest income increased in the fourth quarter of 2003 from that earned in the immediately preceding quarter, and net interest income for the first quarter of 2004 increased by $88,000 or 1% from the net interest income of the Company during the fourth quarter of 2003.

Increased commissions and fees from the Company’s combined banking, insurance, and investment operations were principally responsible for the growth of $422,000 million, or 17%, in the Company’s non-interest income in the quarter ended March 31, 2004 from that recorded in the same period of 2003. The first quarter also saw continued growth in commercial/agricultural loans when compared with year end 2003 and the quarter ended March 31, 2003.

STOCK PURCHASE

On March 20, 2003, the Company purchased 1,110,444 of its common shares (approximately 9% of the number of shares that were then outstanding) at $19.05 per share pursuant to its self tender offer at a total cost, including fees and expenses incurred in connection with the offer, of approximately $21.4 million. The Company funded $8,000,000 of the costs of purchasing these shares by borrowing under a revolving line of credit that the parent company established with a correspondent bank lender, and the balance by applying cash and investments held by the parent company including cash received in the form of dividend payments by the Company from subsidiary companies during the first quarter of 2003. Accordingly, the purchase of stock pursuant to the tender offer materially affected the liquidity of the parent company, and reduced its equity and increased its debt. On a consolidated basis, however, the Company continued at March 31, 2004, to remain “Well Capitalized” as that term is defined by federal banking regulations and its capital levels continued to significantly exceed the minimum required capital levels for each measure of capital adequacy.

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

As of March 31, 2004 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At March 31, 2004 the Company’s MSRs had a fair value of $2,396,000 using a weighted average prepayment rate of 23%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $3,224,000 with a weighted average prepayment rate of 13%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $1,320,000 with a weighted average prepayment rate of 56%.

RESULTS OF OPERATIONS

Net Income:

Net income declined $486,000 to $1,952,000 for the quarter ended March 31, 2004 compared to $2,438,000 for the first quarter of 2003. Earnings per share for the quarter ended March 31, 2004 totaled $0.18 compared with $0.21 for the quarter ended March 31, 2003. The percentage decline in net income per share for the three months ended March 31, 2004, as compared to the same period of 2003, was less than the percentage decline in net income for the 2004 period compared to 2003, due to the reduced average number of shares outstanding during 2004 as a result of the March 20, 2003 stock purchase. The decline in net income from the prior year’s first quarter results is attributable principally to a decline in net interest income of $307,000 and an increase of $438,000 in the level of provision for loan losses.

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

	Three months Ended March 31,		Change from Prior Period
	2004	2003	Amount	Percent
Interest Income (T/E)	$12,199	$13,990	$(1,791)	-12.8%
Interest Expense	4,298	5,664	(1,366)	-24.1%

Net Interest Income (T/E)	$7,901	$8,326	$(425)	-5.1%

Net interest income declined $307,000 or 3.9% ($425,000 or 5.1% on a tax-equivalent basis) for the quarter ended March 31, 2004 compared with the first quarter of 2003. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the first quarter of 2004, the net interest margin was 3.78% compared to 3.77% for the same period of 2003.

The Company’s net interest income has been adversely impacted over the past several quarters including the first quarter of 2004 by the historically low level of interest rates. The net interest margin for the Company’s core banking segment was 3.85% during the first quarter 2004 compared with 4.15% in the same period of 2003. As illustrated in Note 4 to the consolidated financial statements, the Company’s core banking segment net interest income declined by $351,000 during the first quarter 2004 compared with 2003. This decline was largely attributable to the sustained low level of interest rates. This historically low interest rate environment resulted in a decline in overall earning asset yields including both the loan and securities portfolios. The Company’s cost of funds has lowered significantly but has not sufficiently mitigated the decline in earning asset yield. The decline in net interest income was partially mitigated in the core banking segment by an increased level of earning assets driven by commercial loan growth.

In the second quarter of 2003, the Company’s mortgage banking segment repaid a maturing FHLB advance in the amount of $10.0 million with a rate of 7.27%. Late in the third quarter of 2003, the mortgage banking segment prepaid $20.0 million of FHLB advances with an average rate of 5.99%. These advances had stated maturities in the third quarter of 2004. Late in the fourth quarter of 2003, the Company’s mortgage banking segment prepaid an additional $20.0 million of FHLB advances with an average rate of 6.19%. These advances had stated maturities in the first quarter of 2005. During 2003, these advances were carried at negative interest rate spreads ranging from approximately 3% to 5% compared to the short-term investments that had been internally matched to the contractual repayment of these advances. The extinguishment of these borrowings positively impact the net interest margin and net interest income during the first quarter of 2004 compared with the first quarter of 2003. The net interest margin for the mortgage banking segment was 0.77% during the first quarter 2004 compared with a negative 0.42% in 2003. The increase in net interest income for the mortgage banking segment totaled $165,000 as illustrated in Note 4 to the consolidated financial statements.

Earning assets declined by $43.3 million during the first quarter of 2004 compared with 2003 and was largely attributable to a decreased residential mortgage loan portfolio and the repayment of FHLB advances within the mortgage banking segment. The decline in interest earning assets was also attributable, to a lesser degree, to the previously discussed self tender offer and the purchase of Company Owned Life Insurance (COLI) during mid-2003.

The reduction in loans was attributable to the refinance activity in the residential loan industry throughout 2003 that was fueled by a historically low interest rate environment and the Company’s sale of a majority of residential loan production in the secondary markets. Overall, the average loan portfolio declined by $11.9 million or approximately 2% during the first quarter of 2004 compared with 2003. Average residential mortgage loans declined $51.6 million or 32% in the quarter ended March 31, 2004 compared with the same period of 2003. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $39.5 million or 12% during the three months ended March 31, 2004 compared with the same period of 2003.

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

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance. Provisions for loan losses totaled $402,000 during the quarter ended March 31, 2004 compared with a negative provision for loan losses of $36,000 in the first quarter of 2003. Net charge-offs totaled $231,000 or 0.04% of average loans outstanding during the first quarter of 2004 compared with net recoveries of $163,000 during the same period of 2003. The composition of the loan portfolio changed during the first quarter of 2004 compared with the same period of 2003, continuing a trend toward a greater concentration in higher-risk commercial and agricultural loans and less concentration in residential mortgage loans. Non-performing assets increased to $3,046,000 or 0.50% of total loans at March 31, 2004 compared with $2,779,000 or 0.45% of total loans at year-end 2003 and $2,877,000 0.48% of total loans at March 31, 2003.

The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level, and finally at the consolidated level. During the first quarter of 2004, the core banking segment’s provisions for loan losses totaled $462,000 while the mortgage banking segment totaled a negative $60,000 provision for loan loss. These levels compare with a provision in the core banking segment of $280,000 and a negative provision of $316,000 in the mortgage banking segment during the quarter ended March 31, 2003.

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

Non-interest Income:

Non-interest income increased $422,000 or 17% for the quarter ended March 31, 2004 compared with the first quarter of 2003. The increases in Trust and Investment Product Fees, Service Charges on Deposit Accounts, Insurance Revenues, and Other Operating Income were offset by a decline in Net Gains on Sales of Loans and Related Assets.

Trust and Investment Product Fees increased $100,000 or 28% during the three month period ended March 31, 2004 compared to the same period during 2003. This increase was the result of the expansion of the sales generated by Company’s financial services subsidiary. Service Charges on Deposit Accounts increased $185,000 or 29% during the quarter ended March 31, 2004 compared with the same period during 2003. This increase was primarily attributable to the introduction of an overdraft protection service program during the second quarter of 2003.

Insurance Revenues increased $251,000 or 32% during the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003. The increased insurance revenues were primarily the result of property and casualty insurance agency acquisitions completed late in the third quarter of 2003.

Other Operating Income increased by $259,000 or 147% during the quarter ended March 31, 2004 compared with the same quarter during 2003. The increase in Other Operating Income is partially attributable to reduced impairment charges in the mortgage banking segment’s mortgage servicing rights portfolio. The impairment charge was $117,000 for the three month period ended March 31, 2004 compared to $237,000 for the same period of 2003. Also contributing to the increase in Other Operating Income was the purchase of $10,000,000 of Company Owned Life Insurance (COLI) by the Company during the third quarter of 2003. The cash surrender value income on COLI increased $134,000 during three- months ended March 31, 2004 compared with the same period of 2003.

Net Gains on Sales of Loans and Related Assets decreased $355,000 or 66% for the three month period ended March 31, 2004 compared with the same period during 2003. The decline was primarily attributable to lower levels of loan originations and sales of loans to the secondary market as compared to 2003. Loan sales totaled $10.5 million during the quarter ended March 31, 2004 compared with $47.1 in 2003.

Non-interest Expense:

Non-interest expense increased $434,000 or 6% during the three month period ended March 31, 2004 compared to the same period of 2003. The increase was primarily due to an increase in Salaries and Employee Benefits, Professional Fees and Other Operating Expenses.

Salaries and Employee Benefits Expense increased $193,000 or 4% during the quarter ended March 31, 2004 compared with the same period of 2003. The increase in Salaries and Employee Benefits Expense is partially due to an increase in employees resulting from the acquisition of property and casualty insurance agencies completed late in the third quarter of 2003. Salaries and Employee Benefits Expense also increased due to increased sales-related incentives. Increased trust and investment product fees and increased property and casualty insurance revenues have contributed to increased sales-related incentive pay. Conversely, sales-related incentive pay for mortgage originations has declined during the three months ended March 31, 2004 compared to the same period of 2003 due to diminished loan originations and sales. Salaries and Employee Benefits Expense continues to represent the most significant portion of operating expenses, totaling 59% in 2004 and 60% in 2003.

Professional Fees Expense increased $82,000 or 29% during the three months ended March 31, 2004 compared with the same period of 2003. The increase was primarily attributable to expenses associated with ensuring the Company’s compliance with the provisions of the Sarbanes-Oxley Act.

Other Operating Expense increased $125,000 or 16% during the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003. The increase in Other Operating Expense is due to an increased level of intangible amortization resulting from the previously mentioned property and casualty insurance agency acquisitions.

Income Taxes:

The Company’s effective income tax rate approximated 14.2% and 19.6% of pre-tax income during the three months ended March 31, 2004 and 2003. The lower effective tax rate during 2004 compared with 2003 was the result of lower before tax net income. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rates in both 2004 and 2003 primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2004 decreased $7.9 million to $918.1 million compared with $925.9 million in total assets at December 31, 2003. Loans, net of unearned income and allowance for loan losses, decreased by $3.5 million during the three months ended March 31, 2004. Cash and Cash Equivalents increased $2.5 million while Investment Securities decreased $4.4 million to $208.8 million at March 31, 2004 compared with $213.2 million at year-end.

Total Deposits at March 31, 2004 increased $7.1 million to $724.2 million compared with $717.1 in total deposits at December 31, 2003. Demand, savings, and money market accounts increased $7.3 million. FHLB Advances and Other Borrowings declined $14.1 million to $98.4 million at March 31, 2004 compared with $112.6 million at year-end. The decline in borrowings was the result of repayment of short-term variable rate FHLB advances and federal funds purchased.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004	December 31, 2003
Non-accrual Loans	$1,444	$1,817
Past Due Loans (90 days or more)	1,602	962
Restructured Loans	---	---

Total Non-performing Loans	3,046	2,779

Other Real Estate	754	749

Total Non-performing Assets	$3,800	$3,528

Allowance for Loan Loss to Non-performing Loans	276.95%	297.41%
Non-performing Loans to Total Loans	0.50%	0.45%

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

At March 31, 2004, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At March 31, 2004	At December 31, 2003

Leverage Ratio	4.00%	5.00%	8.54%	8.40%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	11.02%	11.11%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	12.21%	12.30%

Shareholders’ equity totaled $84.2 million at March 31, 2004 or 9.2% of total assets, an increase of $1.1 million from December 31, 2003. All of the Company’s affiliate banks are categorized as well-capitalized as of March 31, 2004.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. During the three months ended March 31, 2004, operating activities provided $3.6 million of available cash, which included net income of $2.0 million. In addition, cash outflows included $1.5 million in dividends paid to shareholders. The cash inflows from the maturities and sales of securities exceeded the cash outflows from purchases of securities by approximately $4.8 million. The repayment of short-term borrowings totaled $15.5 million. Total cash inflows for the period exceeded outflows by $2.5 million, leaving cash and cash equivalents of $35.0 million at March 31, 2004.

The Company does not have access at the parent-company level to the sources of funds that are available to its bank subsidiaries to support their operations. The Company derives most of its parent-company revenues from dividends paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. Therefore, in conjunction with the closing of the purchase by the Company of its stock under the tender offer, the parent company on March 20, 2003, established a two-year $15.0 million revolving line of credit with Bank One, N.A., Chicago, Illinois. The parent company may borrow funds under this line of credit for the purpose of funding stock repurchases and parent company working capital needs. The Company drew $8.0 million on the line of credit on the date of establishment and an additional $1.5 million during the first quarter of 2004. Interest on the unpaid balance of the line of credit is payable quarterly at a rate of 90-day LIBOR plus 125 basis points, and the unused balance of the line of credit bears a commitment fee of 15 basis points per annum. The loan agreement establishing the line of credit includes usual and customary covenants, including an agreement by the Company not to incur other debt without Bank One’s consent, an agreement that the Company will not pledge to others its investments in its subsidiaries, and an agreement to maintain its capital and the capital of its subsidiaries at “well capitalized” levels as that term is defined by bank regulatory agencies.

FORWARD-LOOKING STATEMENTS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made. Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2004

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change
+2%	$113,734	3.72%	12.55%	75 b.p.
Base	109,655	---	11.80	---
-2%	93,490	(14.74)	9.93	(187) b.p.

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

Item 4.    Controls and Procedures.

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2004.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January	---	---	---	399,789
2004
February	22,135(2)	$ 17.51(2)	---	399,789
2004
March	---	---	---	399,789
2004

1.    On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 207,965 common shares through March 31, 2004. The Board of Directors established no expiration date for this program. No shares were purchased under this program during the quarter ended March 31, 2004.

2.    The shares purchased during February 2004 were acquired by the Company from certain persons who held options (“optionees”) to acquire the Company’s common shares under its 1999 Long-Term Equity Incentive Plan (“Plan”) in connection with the exercises by such optionees of their options during February 2004. Under the terms of the Plan, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to the Company common shares that the optionee may already own, subject to certain conditions. The Company is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options. Shares acquired by the Company pursuant to option exercises under the Plan are not made pursuant to the repurchase program described by Note 1 and do not reduce the number of shares available for purchase under that program.

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

(b)        Reports on Form 8-K

The Registrant filed a Report on Form 8-K on February 3, 2004 to furnish under Item 12 its press release announcing its results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 7, 2004	GERMAN AMERICAN BANCORP By /s/ Mark A. Schroeder Mark A. Schroeder President and CEO

Date May 7, 2004	By /s/ Bradley M. Rust Bradley M. Rust Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended April 26, 2001, is incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant's Current Report on Form 8-K filed May 5, 2000.

4.2	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon requests.

4.3	Terms of Common Shares and Preferred Shares of German American Bancorp found in Restatement of Articles of Incorporation are incorporated by reference to Exhibit 3.01 to Registrant's Current Report on From 8-K filed May 5, 2000.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President (Principal Financial Officer)

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President (Principal Financial Officer)