Form 10-Q
period 2004-06-30
GERMAN AMERICAN BANCORP
filed 2004-08-05
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 for the Quarterly Period Ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004

Common Stock,
No par value	10,898,241

GERMAN AMERICAN BANCORP

INDEX

PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets - June 30, 2004 and December 31, 2003

Consolidated Statements of Income and Comprehensive Income —
Three and Six months Ended June 30, 2004 and 2003

Consolidated Statements of Cash Flows — Six months Ended
June 30, 2004 and 2003

Notes to Consolidated Financial Statements — June 30, 2004

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

SIGNATURES

EXHIBIT INDEX

PART 1.    FINANCIAL INFORMATION
ITEM 1.     Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and Due from Banks	$25,978	$28,729
Federal Funds Sold and Other Short-term Investments	6,684	3,804
Cash and Cash Equivalents	32,662	32,533

Securities Available-for-Sale, at Fair Value	192,776	195,793
Securities Held-to-Maturity, at Cost	14,789	17,417

Loans Held-for-Sale	4,839	1,416

Total Loans	622,576	613,255
Less: Unearned Income	(1,360)	(1,389)
Allowance for Loan Losses	(8,957)	(8,265)

Loans, Net	612,259	603,601

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,252	12,944
Premises, Furniture and Equipment, Net	20,913	21,605
Other Real Estate	108	749
Goodwill	1,794	1,794
Intangible Assets	2,591	2,804
Company Owned Life Insurance	18,216	17,831
Accrued Interest Receivable and Other Assets	16,260	17,459

TOTAL ASSETS	$930,459	$925,946

LIABILITIES
Non-interest-bearing Demand Deposits	$114,545	$112,689
Interest-bearing Demand, Savings, and Money Market Accounts	282,725	266,652
Time Deposits under $100,000	267,665	283,959
Time Deposits $100,000 or more and Brokered Deposits	57,123	53,833

Total Deposits	722,058	717,133

FHLB Advances and Other Borrowings	114,918	112,559
Accrued Interest Payable and Other Liabilities	12,959	13,128

TOTAL LIABILITIES	849,935	842,820

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,898	10,933
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	---	---
Additional Paid-in Capital	67,118	67,532
Retained Earnings	5,636	4,653
Accumulated Other Comprehensive Income / (Loss)	(3,128)	8

TOTAL SHAREHOLDERS' EQUITY	80,524	83,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$930,459	$925,946

End of period shares issued and outstanding	10,898,241	10,932,882

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2004	2003
INTEREST INCOME
Interest and Fees on Loans	$9,742	$10,641
Interest on Federal Funds Sold and Other Short-term Investments	20	82
Interest and Dividends on Securities:
Taxable	1,397	1,247
Non-taxable	729	887

TOTAL INTEREST INCOME	11,888	12,857

INTEREST EXPENSE
Interest on Deposits	2,986	3,606
Interest on FHLB Advances and Other Borrowings	1,167	1,916

TOTAL INTEREST EXPENSE	4,153	5,522

NET INTEREST INCOME	7,735	7,335
Provision for Loan Losses	838	265

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,897	7,070

NON-INTEREST INCOME
Trust and Investment Product Fees	520	448
Service Charges on Deposit Accounts	895	864
Insurance Revenues	1,228	807
Other Operating Income	861	(64)
Gain on Sales of Loans and Related Assets	363	769
Gain on Sales of Securities	---	---

TOTAL NON-INTEREST INCOME	3,867	2,824

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,495	4,419
Occupancy Expense	618	600
Furniture and Equipment Expense	547	560
Data Processing Fees	299	280
Professional Fees	485	324
Advertising and Promotions	195	191
Supplies	150	157
Other Operating Expenses	1,072	984

TOTAL NON-INTEREST EXPENSE	7,861	7,515

Income before Income Taxes	2,903	2,379
Income Tax Expense	571	336

NET INCOME	$2,332	$2,043

COMPREHENSIVE INCOME (LOSS)	$(1,432)	$1,217

Earnings Per Share and Diluted Earnings Per Share	$0.21	$0.19
Dividends Per Share	$0.14	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2004	2003
INTEREST INCOME
Interest and Fees on Loans	$19,447	$21,529
Interest on Federal Funds Sold and Other Short-term Investments	48	138
Interest and Dividends on Securities:
Taxable	2,681	2,781
Non-taxable	1,488	1,858

TOTAL INTEREST INCOME	23,664	26,306

INTEREST EXPENSE
Interest on Deposits	6,119	7,370
Interest on FHLB Advances and Other Borrowings	2,332	3,816

TOTAL INTEREST EXPENSE	8,451	11,186

NET INTEREST INCOME	15,213	15,120
Provision for Loan Losses	1,240	229

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	13,973	14,891

NON-INTEREST INCOME
Trust and Investment Product Fees	976	804
Service Charges on Deposit Accounts	1,728	1,512
Insurance Revenues	2,272	1,600
Other Operating Income	1,296	112
Gain on Sales of Loans and Related Assets	545	1,306
Gain on Sales of Securities	5	23

TOTAL NON-INTEREST INCOME	6,822	5,357

NON-INTEREST EXPENSE
Salaries and Employee Benefits	9,110	8,841
Occupancy Expense	1,238	1,217
Furniture and Equipment Expense	1,110	1,111
Data Processing Fees	605	557
Professional Fees	852	609
Advertising and Promotions	424	416
Supplies	289	310
Other Operating Expenses	1,990	1,777

TOTAL NON-INTEREST EXPENSE	15,618	14,838

Income before Income Taxes	5,177	5,410
Income Tax Expense	893	929

NET INCOME	$4,284	$4,481

COMPREHENSIVE INCOME	$1,148	$3,248

Earnings Per Share and Diluted Earnings Per Share	$0.39	$0.39
Dividends Per Share	$0.28	$0.27

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,284	$4,481
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	635	1,206
Depreciation and Amortization	1,402	1,282
Amortization and Impairment of Mortgage Servicing Rights	40	875
Net Change in Loans Held for Sale	(3,729)	8,715
Loss on Investment in Limited Partnership	44	87
Provision for Loan Losses	1,240	229
Gain on Sale of Securities, net	(5)	(23)
Loss / (Gain) on Sale of Other Real Estate and Repossessed Assets	(64)	131
Gain on Disposition and Impairment of Premises and Equipment	(3)	(4)
Director Stock Awards	---	304
Increase in Cash Surrender Value of Company Owned Life Insurance
(COLI)	(385)	(116)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,736	387
Interest Payable and Other Liabilities	(169)	5

Net Cash from Operating Activities	5,026	17,559

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	15,521	80,014
Proceeds from Sales of Securities Available-for-Sale	1,986	786
Purchase of Securities Available-for-Sale	(18,878)	(63,756)
Proceeds from Maturities of Securities Held-to-Maturity	2,627	1,927
Purchase of Loans	(1,001)	(3,850)
Proceeds from Sales of Loans	1,250	633
Loans Made to Customers, net of Payments Received	(10,457)	5,007
Proceeds from Sales of Other Real Estate	1,015	1,203
Property and Equipment Expenditures	(854)	(1,324)
Proceeds from the Sale of Property and Equipment	360	4

Net Cash from Investing Activities	(8,431)	20,644

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	4,925	301
Change in Short-term Borrowings	(35)	2,722
Advances of Long-term Debt	2,500	8,000
Repayments of Long-term Debt	(106)	(10,857)
Issuance of Common Stock	20	20
Purchase / Retire Common Stock	(708)	(21,447)
Dividends Paid	(3,062)	(3,063)

Net Cash from Financing Activities	3,534	(24,324)

Net Change in Cash and Cash Equivalents	129	13,879
Cash and Cash Equivalents at Beginning of Year	32,533	35,745

Cash and Cash Equivalents at End of Period	$32,662	$49,624

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(unaudited, dollars in thousands except per share data)

Note 1 — Basis of Presentation

German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp December 31, 2003 Annual Report on Form 10-K.

Note 2 — Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2004	2003
Earnings per Share:
Net Income	$2,332	$2,043

Weighted Average Shares Outstanding	10,925,569	10,942,415

Earnings per Share:	$0.21	$0.19

Diluted Earnings per Share:
Net Income	$2,332	$2,043

Weighted Average Shares Outstanding	10,925,569	10,942,415
Stock Options, Net	29,811	43,688

Diluted Weighted Average Shares Outstanding	10,955,380	10,986,103

Diluted Earnings per Share	$0.21	$0.19

	Six Months Ended June 30,
	2004	2003
Earnings per Share:
Net Income	$4,284	$4,481

Weighted Average Shares Outstanding	10,931,184	11,403,503

Earnings per Share:	$0.39	$0.39

Diluted Earnings per Share:
Net Income	$4,284	$4,481

Weighted Average Shares Outstanding	10,931,184	11,403,503
Stock Options, Net	35,153	43,953

Diluted Weighted Average Shares Outstanding	10,966,337	11,447,456

Diluted Earnings per Share	$0.39	$0.39

Note 3 — Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$6,972	$4,090
Obligations of State and Political Subdivisions	32,477	38,579
Asset-/Mortgage-backed Securities	137,333	136,585
Corporate Securities	508	515
Equity Securities	15,486	16,024

Total	$192,776	$195,793

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

	Carrying Value	Fair Value

June 30, 2004:
Obligations of State and Political Subdivisions	$14,789	$15,112

December 31, 2003:
Obligations of State and Political Subdivisions	$17,417	$17,964

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

The core banking segment is comprised of five community banks with 27 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio and investment securities portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The financial services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (GAFA). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of The Doty Agency, Inc., which provides a full line of personal and corporate insurance products as agent under five distinctive insurance agency names from five offices; and German American Reinsurance Company, Ltd. (GARC), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three Months Ended June 30, 2004	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$7,704	$91	$7	$2	$(69)	$7,735
Gain on Sales of Loans and
Related Assets	239	124	---	---	---	363
Servicing Income	---	229	---	---	(40)	189
Trust and Investment Product
Fees	1	---	541	---	(22)	520
Insurance Revenues	33	20	6	1,204	(35)	1,228
Noncash Items:
Provision for Loan Losses	838	---	---	---	838
MSR Amortization & Valuation	---	(187)	---	---	---	(187)
Provision for Income Taxes	1,080	115	23	100	(747)	571
Segment Profit	2,796	175	34	182	(855)	2,332
Segment Assets	887,721	27,243	2,178	7,788	5,529	930,459

Three Months Ended June 30, 2003	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$7,570	$(196)	$4	$2	$(45)	$7,335
Gain on Sales of Loans and
Related Assets	412	357	---	---	---	769
Servicing Income	---	220	---	---	(49)	171
Trust and Investment Product
Fees	1	---	470	---	(23)	448
Insurance Revenues	38	52	4	744	(31)	807
Noncash Items:
Provision for Loan Losses	390	(125)	---	---	---	265
MSR Amortization & Valuation	---	554	---	---	---	554
Provision for Income Taxes	1,139	(151)	15	29	(696)	336
Segment Profit	2,859	(231)	22	153	(760)	2,043
Segment Assets	870,493	67,992	2,127	4,986	(9,360)	936,238

Six Months Ended June 30, 2004	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$15,165	$175	$15	$(3)	$(139)	$15,213
Gain on Sales of Loans and
Related Assets	333	212	---	---	---	545
Servicing Income	---	460	---	---	(80)	380
Trust and Investment Product
Fees	2	---	1,019	---	(45)	976
Insurance Revenues	53	27	14	2,240	(62)	2,272
Noncash Items:
Provision for Loan Losses	1,300	(60)	---	---	---	1,240
MSR Amortization & Valuation	---	40	---	---	---	40
Provision for Income Taxes	2,067	41	30	173	(1,418)	893
Segment Profit	5,452	62	44	289	(1,563)	4,284
Segment Assets	887,721	27,243	2,178	7,788	5,529	930,459

Six Months Ended June 30, 2003	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$15,382	$(277)	$6	$5	$4	$15,120
Gain on Sales of Loans and
Related Assets	770	536	---	---	---	1,306
Servicing Income	---	438	---	---	(102)	336
Trust and Investment Product
Fees	2	---	849	---	(47)	804
Insurance Revenues	86	93	4	1,481	(64)	1,600
Noncash Items:
Provision for Loan Losses	670	(441)	---	---	---	229
MSR Amortization & Valuation	---	875	---	---	---	875
Provision for Income Taxes	2,242	(158)	13	113	(1,281)	929
Segment Profit	5,740	(241)	19	280	(1,317)	4,481
Segment Assets	870,493	67,992	2,127	4,986	(9,360)	936,238

Note 5 — Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of June 30, 2004, the Company had purchased 251,965 shares under the program including 44,000 shares during the quarter ended June 30, 2004.

Note 6 — Self Tender Offer

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

Note 7 — Stock Compensation

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

	Three months Ended June 30,
	2004	2003
Net Income as Reported	$2,332	$2,043
Compensation Expense Under Fair Value Method, Net of Tax	79	88

Pro forma Net Income	$2,253	$1,955
Pro forma Earnings per Share	$0.21	$0.18
Pro forma Diluted Earnings per Share	$0.21	$0.18
Earnings per Share as Reported	$0.21	$0.19
Diluted Earnings per Share as Reported	$0.21	$0.19

	Six months Ended June 30,
	2004	2003
Net Income as Reported	$4,284	$4,481
Compensation Expense Under Fair Value Method, Net of Tax	139	149

Pro forma Net Income	$4,145	$4,332
Pro forma Earnings per Share	$0.38	$0.38
Pro forma Diluted Earnings per Share	$0.38	$0.38
Earnings per Share as Reported	$0.39	$0.39
Diluted Earnings per Share as Reported	$0.39	$0.39

Note 8 — Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following table represents the components of net periodic benefit cost for the periods presented:

	Three Months Ended June 30,
	2004		2003
Service Cost	$	---	$	---
Interest Cost		14		15
Expected Return on Assets		9		9
Amortization of Transition Amount		---		---
Amortization of Prior Service Cost		(1)		(1)
Recognition of Net Loss		7		8

Net Periodic Benefit Cost		$11		$13

Loss on Settlements and Curtailments		52		None

	Six Months Ended June 30,
	2004		2003
Service Cost	$	---	$	---
Interest Cost		28		30
Expected Return on Assets		18		19
Amortization of Transition Amount		(1)		(1)
Amortization of Prior Service Cost		(1)		(1)
Recognition of Net Loss		14		17

Net Periodic Benefit Cost		$22		$26

Loss on Settlements and Curtailments		52		None

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make no contributions to its pension plan in 2004. As of June 30, 2004, no contributions have been made nor does the Company presently anticipate making any additional contributions to fund its pension plan in 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliated community banks with 27 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, and Spencer. The Company also operates a trust, brokerage and financial planning subsidiary which operates from the banking offices of the bank subsidiaries, and two insurance agencies with five insurance agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2004 and December 31, 2003 and the consolidated results of operations for the three and six month periods ended June 30, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2003 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2003 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

The Company’s level of net income increased 14% and declined by 4% during the quarter ended and six months ended June 30, 2004 compared with 2003. Net interest income continues to be the most significant component of earnings and increased net interest income in 2004 positively impacted earnings by $400,000 or 5% for the second quarter 2004 and $93,000 or 1% for the first half of 2004, in each case compared with 2003. Net interest income for the second quarter exceeded the net interest income of the immediately preceding quarterly period for the third consecutive quarter. Also positively contributing to the Company’s earnings performance in the second quarter and the first half of 2004 compared with 2003 were significant increases in the levels of non-interest income. Increased insurance revenues from the Company’s property and casualty insurance operations, attributable principally to insurance acquisitions in 2003, and recoveries of impairment reserves on mortgage servicing rights were principally responsible for the growth of $1,043,000, or 37%, and $1,465,000 or 27% in the Company’s non-interest income in the quarter ended and six months ended June 30, 2004 from that recorded in the same periods of 2003.

Partially mitigating the positive influences on performance provided by net interest income and non-interest income were increases in the level of provision for loan losses in both the three and six months ended June 30, 2004 compared with 2003. Provision for loan losses increased $573,000 and $1,011,000 in the quarter and six months ended June 30, 2004 compared with the prior year. The increased level of provision for loan losses recorded during the second quarter and first half of 2004 was attributable to increased allocations on a limited number of previously identified credits. While management believes that, with this addition to the allowance, the Company can return to a more normal level of provision for loan losses going forward, the Company continues to closely monitor specific individual credits, within the real estate development, manufacturing and lodging industry segments, that have not as yet benefited from the improving economic climate.

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

To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The Company periodically validates its valuation model by obtaining an independent valuation of its MSRs.

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

As of June 30, 2004 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At June 30, 2004 the Company’s MSRs had a fair value of $3,164,000 using a weighted average prepayment rate of 13%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $3,619,000 with a weighted average prepayment rate of 9%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $2,096,000 with a weighted average prepayment rate of 29%.

RESULTS OF OPERATIONS

Net Income:

Net income increased $289,000 or 14% to $2,332,000 or $0.21 per share for the quarter ended June 30, 2004 compared to $2,043,000 or $0.19 per share for the second quarter of 2003. The increase in net income during the second quarter of 2004 compared with 2003 was attributable principally to an increase in net interest income of $400,000 and a recovery of mortgage servicing rights impairment of $300,000 compared with an impairment charge of $456,000 in the second quarter of 2003. These increases were partially mitigated by an increase of $573,000 in the level of provision for loan losses.

Net income declined $197,000 or 4% to $4,284,000 for the six months ended June 30, 2004 compared to $4,481,000 for the same period of 2003. Earnings per share totaled $0.39 for the six month period ended June 30, 2004 and the six month period ended June 30, 2003. Earnings per share remained stable during the first half of 2004 compared with 2003 despite a modestly lower level of earnings due to the reduced average number of shares outstanding during 2004 as a result of the March 20, 2003 stock purchase. The decrease in net income during the six months ended June 30, 2004 compared with 2003 was primarily the result of an increased provision for loan losses of $1,011,000, a lower level of gains from the sale of loans and related assets of $761,000, and increased professional fees of $243,000. Partially offsetting these declines was a recovery of mortgage servicing rights impairment of $183,000 during the first half of 2004 compared with a mortgage servicing rights charge of $693,000 during the same period of 2003.

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

	Three Months Ended June 30,		Change from Prior Period
	2004	2003	Amount	Percent
Interest Income (T/E)	$12,297	$13,353	$(1,056)	-7.9%
Interest Expense	4,153	5,522	(1,369)	-24.8%

Net Interest Income (T/E)	$8,144	$7,831	$313	4.0%

Net interest income increased $400,000 or 5.5% ($313,000 or 4.0% on a tax-equivalent basis) for the quarter ended June 30, 2004 compared with the same quarter of 2003. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 2004, the net interest margin increased to 3.86% compared to 3.58% for the same period of 2003.

	Six Months Ended June 30,		Change from Prior Period
	2004	2003	Amount	Percent
Interest Income (T/E)	$24,496	$27,343	$(2,847)	-10.4%
Interest Expense	8,451	11,186	(2,735)	-24.5%

Net Interest Income (T/E)	$16,045	$16,157	$(112)	-0.7%

Net interest income increased $93,000 or 1% (a decline of $112,000 or 1% on a tax-equivalent basis) for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. For the first half of 2004, the net interest margin increased to 3.82% compared to 3.67% for the same period of 2003.

The Company’s increase in net interest income was largely attributable to an increase in the net interest margin that has been fueled by a decline in the Company’s cost of funds. The Company’s cost of funds has been lowered due to the historically low interest rate environment experienced throughout 2003 and 2004 and through the repayment of higher costing FHLB advances during 2003 in the Company’s mortgage banking segment.

As illustrated in Note 4 to the consolidated financial statements, the Company’s core banking segment net interest income increased by $134,000 during the second quarter 2004 compared with 2003. This increase was largely attributable to an increased level of earning assets driven by commercial loan growth and a stable net interest margin. The Company’s core banking segment net interest income declined by $217,000 for the six months ended June 30, 2004 compared with 2003. This decline was largely attributable to the continued historically low interest rate environment which resulted in a decline in overall earning asset yields including both the loan and securities portfolios. The Company’s cost of funds has lowered significantly but has not sufficiently mitigated the decline in earning asset yield. The decline in net interest income was partially mitigated in the core banking segment by an increased level of earning assets driven by commercial loan growth.

In the second quarter of 2003, the Company’s mortgage banking segment repaid a maturing FHLB advance in the amount of $10.0 million with a rate of 7.27%. Late in the third quarter of 2003, the mortgage banking segment prepaid $20.0 million of FHLB advances with an average rate of 5.99%. These advances had stated maturities in the third quarter of 2004. Late in the fourth quarter of 2003, the Company’s mortgage banking segment prepaid an additional $20.0 million of FHLB advances with an average rate of 6.19%. These advances had stated maturities in the first quarter of 2005. During 2003, these advances were carried at negative interest rate spreads ranging from approximately 3% to 5% compared to the short-term investments that had been internally matched to the contractual repayment of these advances. The extinguishment of these borrowings positively impacted the net interest margin and net interest income during the three and six month periods ended June 30, 2004 compared with the same periods of 2003. As illustrated in Note 4 to the consolidated financial statements, the increase in net interest income for the mortgage banking segment totaled $287,000 and $452,000 for the quarter and six months ended June 30, 2004 as compared with 2003.

Earning assets declined by $28.6 million during the second quarter of 2004 and $35.9 million during the six months ended June 30, 2004 compared with the same periods in 2003. These declines were largely attributable to a decreased residential mortgage loan portfolio and the repayment of FHLB advances within the mortgage banking segment. The decline in interest earning assets was also attributable, to a lesser degree, to the previously discussed self-tender offer and the purchase of Company Owned Life Insurance (COLI) during mid-2003.

Average loans increased by $4.8 million during the quarter ended June 30, 2004 compared with 2003. This increase was due in large part to commercial loan growth and a slowing of the refinance activity within the Company’s residential loan portfolio in 2004 compared with the refinance activity during 2003. Average loans declined during the six months ended June 30, 2004 compared with 2003 by $3.6 million. The reduction in loans was attributable to the refinance activity in the residential loan industry throughout 2003 that was fueled by a historically low interest rate environment and the Company’s sale of a majority of residential loan production in the secondary markets.

Average residential mortgage loans declined $39.1 million or 26% and $45.3 million or 29% in the three and six month periods ended June 30, 2004 compared with the same periods of 2003. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $39.3 million or 11% and during both the three and six months ended June 30, 2004 compared with the same periods of 2003.

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

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $838,000 during the quarter ended June 30, 2004 compared with $265,000 in the second quarter of 2003. Provisions for loan losses totaled $1,240,000 during the six months ended June 30, 2004 compared with $229,000 during the same period of 2003. The increased level of provision for loan losses was primarily the result of increased specific allocations on individual credits classified as substandard in previous quarters.

The provisions for loan losses made during the quarter and six month periods ended June 30, 2004 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level, and finally at the consolidated level. During the second quarter of 2004, the core banking segment’s provision for loan losses totaled $838,000 while the mortgage banking segment had no provision for loan losses. These levels compare with a provision in the core banking segment of $390,000 and a negative provision of $125,000 in the mortgage banking segment during the quarter ended June 30, 2003. For the six months ended June 30, 2004 the core banking segment’s provision for loan losses totaled $1,300,000 while the mortgage banking had a negative $60,000 provision for loan losses. These levels compare with a provision in the core banking segment of $670,000 and a negative provision of $441,000 in the mortgage banking segment during the six months ended June 30, 2003.

Net charge-offs totaled $318,000 or 0.20% of average loans outstanding during the second quarter of 2004 compared with $154,000 or 0.10% during the same period of 2003. Net charge-offs totaled $548,000 or 0.18% of average loans outstanding during the six months ended June 30, 2004 compared with a net recovery of $9,000 during the same period of 2003. Non-performing loans increased to $3,596,000 or 0.58% of total loans at June 30, 2004 compared with $2,779,000 or 0.45% of total loans at year-end 2003 and $3,160,000 or 0.52% of total loans at June 30, 2003.

The composition of the loan portfolio changed during the first half of 2004 compared with the same period of 2003, continuing a trend toward a greater concentration in commercial and agricultural loans and less concentration in residential mortgage loans. Commercial and agricultural loans represented 65% of the total loan portfolio as of June 30, 2004 compared with 63% at year-end 2003 and 59% at June 30, 2003. This trend has also contributed to the increased level of provision for loan losses.

Non-interest Income:

Non-interest income increased for both the three and six month periods ended June 30, 2004 compared with the same periods of the prior year. Non-interest income increased $1,043,000 or 37% and $1,465,000 or 27% during the quarter and six months ended June 30, 2004 compared to the same periods of 2003. The increases in Trust and Investment Product Fees, Service Charges on Deposit Accounts, Insurance Revenues, and Other Operating Income were offset by a decline in Net Gains on Sales of Loans and Related Assets.

Trust and Investment Product Fees increased $72,000 or 16% and $172,000 or 21% during the three and six month periods ended June 30, 2004 compared to the same periods of 2003. The increases were the result of the expansion of the sales generated by the Company’s financial services subsidiary. Service Charges on Deposit Accounts increased $31,000 or 4% and $216,000 or 14% for the quarter and six months June 30, 2004. The increases were primarily attributable to the introduction of an overdraft protection service program during the second quarter of 2003.

Insurance Revenues increased $421,000 or 52% and $672,000 or 42% during the three and six months ended June 30, 2004 compared to the same periods of 2003. The increased insurance revenues were primarily the result of property and casualty insurance agency acquisitions completed late in the third quarter of 2003.

Other Operating Income increased $925,000 and $1,184,000 for the quarter and six months June 30, 2004. The increase in Other Operating Income was predominately due to a recovery of mortgage servicing right impairment. The recovery of mortgage servicing right impairment totaled $300,000 and $183,000 for the three and six month periods ended June 30, 2004 compared with impairment charges of $456,000 and $693,000 for the same periods of 2003. Also contributing to the increase in Other Operating Income was the purchase of $10.0 million of Company Owned Life Insurance during the third quarter of 2003. The cash surrender value income on COLI increased $134,000 and $269,000 during the three and six months ended June 30, 2004 compared with the same periods of 2003.

Net Gains on Sales of Loans and Related Assets decreased $406,000 or 53% and $761,000 or 58% for the three and six month periods ended June 30, 2004 compared with the same periods of 2003. The decline was primarily attributable to lower levels of loan originations and sales of loans to the secondary market as compared to 2003. Loan sales totaled $17.5 million and $28.0 million during the three and six month periods ended June 30, 2004 compared with $54.4 million and $101.5 million in 2003.

Non-interest Expense:

Non-interest expense increased $346,000 or 5% and $780,000 or 5% during the three and six month periods ended June 30, 2004 compared to the same periods of 2003. For both time periods the increase was primarily the result of increased Salaries and Employee Benefits, Professional Fees and Other Operating Expenses.

Salaries and Employee Benefits Expense increased $76,000 or 2% and $269,000 or 3% during the quarter and six months ended June 30, 2004 compared with 2003. The increase in Salaries and Employee Benefits Expense was primarily in the insurance and financial services segments. These increases were due to an increase in employees resulting from the acquisition of property and casualty insurance agencies completed late in the third quarter of 2003 and increased sales-related incentives from increased trust and investment product fees and increased property and casualty insurance revenues. These increases were mitigated by declines in the level of employees and corresponding salaries and benefits expense in the Company’s other segments during 2004 compared with 2003.

During the three and six months ended June 30, 2004, Professional Fees Expense increased $161,000 or 50% and $243,000 or 40% compared with the same periods of 2003. The increase was primarily attributable to expenses associated with ensuring the Company’s compliance with the provisions of the Sarbanes-Oxley Act.

Other Operating Expense increased $88,000 or 9% and $213,000 or 12% during the quarter and six months ended June 30, 2004 compared with 2003. The increase in Other Operating Expense was primarily due to an increased level of intangible amortization resulting from the previously mentioned property and casualty insurance agency acquisitions.

Income Taxes:

The Company’s effective income tax rate approximated 20% and 17% of pre-tax income during the three and six months ended June 30, 2004 and 14% and 17% during the three and six months ended June 30, 2003. The higher effective tax rate during the quarter ended June 30, 2004 compared with the same period of 2003 was the result of a higher level of before tax net income and a lower level of tax-exempt investment income. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rates in both 2004 and 2003 primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2004 increased $5.4 million to $930.5 million compared with $925.9 million in total assets at December 31, 2003. Investment Securities decreased $5.6 million to $207.6 million at June 30, 2004 compared with $213.2 million at year-end. Loans, net of unearned income and allowance for loan losses, increased $8.7 million during the six months ended June 30, 2004 primarily due to commercial and agricultural loan growth.

Total Deposits at June 30, 2004 increased $4.9 million to $722.1 million compared with $717.1 in total deposits at December 31, 2003. Demand, savings, and money market accounts increased $17.9 million while time deposits declined $13.0 million. FHLB Advances and Other Borrowings increased $2.4 million to $114.9 million at June 30, 2004 compared with $112.6 million at year-end. The increase in borrowings was the result of increased usage of short-term variable rate FHLB advances and federal funds purchased.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004	December 31, 2003
Non-accrual Loans	$2,381	$1,817
Past Due Loans (90 days or more)	1,215	962
Restructured Loans	---	---

Total Non-performing Loans	3,596	2,779

Other Real Estate	108	749

Total Non-performing Assets	$3,704	$3,528

Allowance for Loan Loss to Non-performing Loans	249.08%	297.41%
Non-performing Loans to Total Loans	0.58%	0.45%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. All of the Company’s affiliate banks are categorized as well-capitalized as of June 30, 2004.

At June 30, 2004, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At June 30, 2004	At December 31, 2003
Leverage Ratio	4.00%	5.00%	8.30%	8.40%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	10.59%	11.11%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	11.82%	12.30%

Shareholders’ equity totaled $80.5 million at June 30, 2004 or 8.7% of total assets, a decrease of $2.6 million from December 31, 2003. This decline was primarily attributable to a change in accumulated other comprehensive income related the change in market value of the Company’s available for sale investment security portfolio.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. During the six months ended June 30, 2004, operating activities provided $5.0 million of available cash, which included net income of $4.3 million. In addition, cash outflows included $3.1 million in dividends paid to shareholders. The cash inflows from the maturities and sales of securities exceeded the cash outflows from purchases of securities by approximately $1.3 million. Total cash and cash equivalents remained relatively stable during the six months ended June 30, 2004 ending at $32.7 million compared with $32.5 at year-end 2003.

The Company does not have access at the parent-company level to the sources of funds that are available to its bank subsidiaries to support their operations. The Company derives most of its parent-company revenues from dividends paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. Therefore, in conjunction with the closing of the purchase by the Company of its stock under the tender offer, the parent company on March 20, 2003, established a two-year $15.0 million revolving line of credit with Bank One, N.A., Chicago, Illinois. The parent company may borrow funds under this line of credit for the purpose of funding stock repurchases and parent company working capital needs. The Company drew $8.0 million on the line of credit on the date of establishment and an additional $1.5 million during the first quarter of 2004 and an additional $1.0 million during the second quarter of 2004. In the near-term, the Company plans to refinance this line of credit at maturity, while the Company’s longer-term plans continue to be to repay the credit line through dividends from its subsidiary banks.

FORWARD-LOOKING STATEMENTS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions. In Item 2 of this Quarterly Report, forward looking statements include, but are not limited to, the statements in Management Overview regarding expectations with respect to future provisions for loan losses, and the statement in Liquidity that the Company’s long term plan is to utilize dividends from its subsidiary banks to repay amounts borrowed by the parent company from Bank One under its line of credit.

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

The discussion elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” lists some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of June 30, 2004
	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change
+2%	$110,010	2.02%	12.10%	54 b.p.
Base	107,833	---	11.56	---
-2%	94,976	(11.92)	10.00	(155) b.p.

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

Item 4.    Controls and Procedures.

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(e)         The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2004.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 2004	---	---	---	399,789

May 2004	26,000	$15.91	26,000	373,789

June 2004	19,144(2)	$16.36	18,000	355,789

1.        On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 251,965 common shares through June 30, 2004. The Board of Directors established no expiration date for this program. The Company purchased 44,000 shares under this program during the quarter ended June 30, 2004.

2.        During June 2004, 1,144 of the shares purchased were acquired by the Company from certain persons who held options (“optionees”) to acquire the Company’s common shares under its 1999 Long-Term Equity Incentive Plan (“Plan”) in connection with the exercises by such optionees of their options during June 2004. Under the terms of the Plan, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to the Company common shares that the optionee may already own, subject to certain conditions. The Company is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options. Shares acquired by the Company pursuant to option exercises under the Plan are not made pursuant to the repurchase program described by Note 1 and do not reduce the number of shares available for purchase under that program.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 23, 2004. At the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2007:

Nominee	Votes Cast for	Votes Withheld/Abstained	Broker Non-Votes
William R. Hoffman	8,334,929	432,774	0
J. David Lett	8,384,149	383,554	0
Chet Thompson	8,336,532	431,171	0

Item 5.    Other Information

On June 30, 2004, the Company signed agreements to purchase up to 9.9% of the common stock of Bank of Evansville, N.A. Under one of the agreements, the company purchased 73,285 shares from existing shareholders on June 30, 2004 at $13.25 per share. Under a separate agreement, the Company agreed (subject to regulatory approval) to purchase directly from the Bank of Evansville (or its proposed new holding company, American Community Bancorp, Inc.) 83,375 newly issued shares for $12.625 per share. Closing of the purchase of the new shares is expected to occur promptly upon the receipt of all necessary regulatory approvals and the expiration of all applicable waiting periods. These contingencies are expected to be satisfied by late August or early September, 2004.

As a part of the latter agreement, the Company has certain rights, subject to certain conditions including closing of the additional investment, to designate a representative on the Board of Directors of Bank of Evansville and American Community Bancorp, Inc. The Company intends to designate its President and Chief Executive Officer Mark Schroeder, as its representative.

Bank of Evansville, N.A. is a full service commercial bank that opened on July 2, 2001, to provide community banking for businesses and consumers in Evansville, Indiana. At June 30, 2004, Bank of Evansville had total assets of approximately $147 million.

Item 6.    Exhibits and Reports on Form 8-K

(a)         The following exhibits are filed herewith:

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended through April 22, 2004.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant’s Current Report on Form 8-K filed May 5, 2000.

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

(b)         Reports on Form 8-K

The Registrant filed a Report on Form 8-K on April 29, 2004 to furnish under Item 12 its press release announcing its results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 5, 2004	GERMAN AMERICAN BANCORP By /s/ Mark A. Schroeder Mark A. Schroeder President and CEO
Date August 5, 2004	By /s/ Bradley M. Rust Bradley M. Rust Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended through April 22, 2004.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant’s Current Report on Form 8-K filed May 5, 2000.

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