Form 10-Q
period 2004-09-30
GERMAN AMERICAN BANCORP
filed 2004-11-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004 Or
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-11244

German American Bancorp
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1547518 (I.R.S. Employer Identification No.)

711 Main Street, Jasper, Indiana 47546
(Address of Principal Executive Offices and Zip Code)

Registrant's telephone number, including area code:  (812) 482-1314

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [X]         NO    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    [X]         NO    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, No par value	Outstanding at November 1, 2004 10,898,241

GERMAN AMERICAN BANCORP

INDEX

PART I.          FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets — September 30, 2004 and December 31, 2003

Consolidated Statements of Income and Comprehensive Income —
Three and Nine months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows — Nine months Ended
September 30, 2004 and 2003

Notes to Consolidated Financial Statements — September 30, 2004

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

PART II.          OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I.          FINANCIAL INFORMATION
ITEM 1.          Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and Due from Banks	$25,310	$28,729
Federal Funds Sold and Other Short-term Investments	8,054	3,804

Cash and Cash Equivalents	33,364	32,533

Securities Available-for-Sale, at Fair Value	188,666	195,793
Securities Held-to-Maturity, at Cost	13,493	17,417

Loans Held-for-Sale	1,220	1,416

Total Loans	628,528	613,255
Less: Unearned Income	(1,239)	(1,389)
Allowance for Loan Losses	(8,897)	(8,265)

Loans, Net	618,392	603,601

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,400	12,944
Premises, Furniture and Equipment, Net	20,729	21,605
Other Real Estate	207	749
Goodwill	1,794	1,794
Intangible Assets	2,485	2,804
Company Owned Life Insurance	18,408	17,831
Accrued Interest Receivable and Other Assets	15,429	17,459

TOTAL ASSETS	$927,587	$925,946

LIABILITIES
Non-interest-bearing Demand Deposits	$121,963	$112,689
Interest-bearing Demand, Savings, and Money Market Accounts	282,895	266,652
Time Deposits under $100,000	258,428	283,959
Time Deposits $100,000 or more and Brokered Deposits	61,496	53,833

Total Deposits	724,782	717,133
FHLB Advances and Other Borrowings	107,137	112,559
Accrued Interest Payable and Other Liabilities	11,962	13,128

TOTAL LIABILITIES	843,881	842,820

SHAREHOLDERS' EQUITY
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,898	10,933
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	---	---
Additional Paid-in Capital	67,131	67,532
Retained Earnings	6,487	4,653
Accumulated Other Comprehensive Income / (Loss)	(810)	8

TOTAL SHAREHOLDERS' EQUITY	83,706	83,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$927,587	$925,946

End of period shares issued and outstanding	10,898,241	10,932,882

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2004	2003
INTEREST INCOME
Interest and Fees on Loans	$9,833	$10,301
Interest on Federal Funds Sold and Other Short-term Investments	21	66
Interest and Dividends on Securities:
Taxable	1,412	997
Non-taxable	691	840

TOTAL INTEREST INCOME	11,957	12,204

INTEREST EXPENSE
Interest on Deposits	2,818	3,381
Interest on FHLB Advances and Other Borrowings	1,239	1,798

TOTAL INTEREST EXPENSE	4,057	5,179

NET INTEREST INCOME	7,900	7,025
Provision for Loan Losses	288	266

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	7,612	6,759

NON-INTEREST INCOME
Trust and Investment Product Fees	516	411
Service Charges on Deposit Accounts	913	967
Insurance Revenues	1,105	846
Other Operating Income	321	901
Gain on Sales of Loans and Related Assets	278	1,128
Gain on Sales of Securities	--	54

TOTAL NON-INTEREST INCOME	3,133	4,307

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,534	4,503
Occupancy Expense	624	567
Furniture and Equipment Expense	521	527
Data Processing Fees	283	276
Professional Fees	417	336
Advertising and Promotions	225	227
Supplies	115	162
Net Loss on Extinguishment of Borrowings	--	914
Other Operating Expenses	1,118	1,036

TOTAL NON-INTEREST EXPENSE	7,837	8,548

Income before Income Taxes	2,908	2,518
Income Tax Expense	532	365

NET INCOME	$2,376	$2,153

COMPREHENSIVE INCOME	$4,694	$1,334

Earnings Per Share and Diluted Earnings Per Share	$0.22	$0.20
Dividends Per Share	$0.14	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2004	2003
INTEREST INCOME
Interest and Fees on Loans	$29,280	$31,830
Interest on Federal Funds Sold and Other Short-term Investments	69	204
Interest and Dividends on Securities:
Taxable	4,093	3,778
Non-taxable	2,179	2,698

TOTAL INTEREST INCOME	35,621	38,510

INTEREST EXPENSE
Interest on Deposits	8,937	10,751
Interest on FHLB Advances and Other Borrowings	3,571	5,614

TOTAL INTEREST EXPENSE	12,508	16,365

NET INTEREST INCOME	23,113	22,145
Provision for Loan Losses	1,528	495

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,585	21,650

NON-INTEREST INCOME
Trust and Investment Product Fees	1,492	1,215
Service Charges on Deposit Accounts	2,641	2,479
Insurance Revenues	3,377	2,446
Other Operating Income	1,617	1,013
Gain on Sales of Loans and Related Assets	823	2,434
Gain on Sales of Securities	5	77

TOTAL NON-INTEREST INCOME	9,955	9,664

NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,644	13,344
Occupancy Expense	1,862	1,784
Furniture and Equipment Expense	1,631	1,638
Data Processing Fees	888	833
Professional Fees	1,269	945
Advertising and Promotions	649	643
Supplies	404	472
Net Loss on Extinguishment of Borrowings	---	914
Other Operating Expenses	3,108	2,813

TOTAL NON-INTEREST EXPENSE	23,455	23,386

Income before Income Taxes	8,085	7,928
Income Tax Expense	1,425	1,294

NET INCOME	$6,660	$6,634

COMPREHENSIVE INCOME	$5,842	$4,582

Earnings Per Share and Diluted Earnings Per Share	$0.61	$0.59
Dividends Per Share	$0.42	$0.40

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,660	$6,634
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	853	1,811
Depreciation and Amortization	2,065	1,854
Amortization and Impairment of Mortgage Servicing Rights	378	607
Net Change in Loans Held for Sale	(306)	10,318
Loss on Investment in Limited Partnership	111	154
Provision for Loan Losses	1,528	495
Gain on Sale of Securities, net	(5)	(77)
Loss/(Gain) on Sale of Other Real Estate and Repossessed Assets	(50)	133
Loss/(Gain) on Disposition and Impairment of Premises and Equipment	(3)	13
Loss on Extinguishment of Borrowings	---	914
Director Stock Awards	---	304
Increase in Cash Surrender Value of Company Owned Life Insurance
(COLI)	(577)	(254)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,455	1,633
Interest Payable and Other Liabilities	(1,166)	(358)

Net Cash from Operating Activities	11,943	24,181

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	24,609	133,271
Proceeds from Sales of Securities Available-for-Sale	1,986	13,186
Purchase of Securities Available-for-Sale	(22,000)	(110,534)
Proceeds from Maturities of Securities Held-to-Maturity	3,922	3,351
Purchase of Loans	(7,688)	(4,450)
Proceeds from Sales of Loans	1,250	633
Loans Made to Customers, net of Payments Received	(10,354)	3,867
Proceeds from Sales of Other Real Estate	1,065	1,373
Property and Equipment Expenditures	(1,227)	(1,586)
Proceeds from the Sale of Property and Equipment	360	4
Purchase of Company Owned Life Insurance	---	(10,000)
Acquire Insurance Agencies	---	(2,550)

Net Cash from Investing Activities	(8,077)	26,565

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	7,649	2,312
Change in Short-term Borrowings	(7,411)	5,049
Advances of Long-term Debt	2,500	8,000
Repayments of Long-term Debt	(511)	(32,238)
Issuance of Common Stock	33	27
Purchase / Retire Common Stock	(708)	(21,447)
Employee Stock Purchase Plan	---	(120)
Dividends Paid	(4,587)	(4,524)

Net Cash from Financing Activities	(3,035)	(42,941)

Net Change in Cash and Cash Equivalents	831	7,805
Cash and Cash Equivalents at Beginning of Year	32,533	35,745

Cash and Cash Equivalents at End of Period	$33,364	$43,550

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

Note 2 – Per Share Data

Earnings and dividends per share have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
Earnings per Share:	2004	2003
Net Income	$2,376	$2,153

Weighted Average Shares Outstanding	10,898,241	10,953,666

Earnings per Share:	$0.22	$0.20

Diluted Earnings per Share:
Net Income	$2,376	$2,153

Weighted Average Shares Outstanding	10,898,241	10,953,666
Stock Options, Net	31,629	45,858

Diluted Weighted Average Shares Outstanding	10,929,870	10,999,524

Diluted Earnings per Share	$0.22	$0.20

	Nine Months Ended September 30,
Earnings per Share:	2004	2003
Net Income	$6,660	$6,634

Weighted Average Shares Outstanding	10,920,123	11,251,910

Earnings per Share:	$0.61	$0.59

Diluted Earnings per Share:
Net Income	$6,660	$6,634

Weighted Average Shares Outstanding	10,920,123	11,251,910
Stock Options, Net	33,998	44,329

Diluted Weighted Average Shares Outstanding	10,954,121	11,296,239

Diluted Earnings per Share	$0.61	$0.59

Note 3 – Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$6,082	$4,090
Obligations of State and Political Subdivisions	31,957	38,579
Asset-/Mortgage-backed Securities	133,527	136,585
Corporate Securities	509	515
Equity Securities	16,591	16,024

Total	$188,666	$195,793

As of September 30, 2004, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $959,000. As of December 31, 2003, net unrealized gains on the total securities available-for-sale portfolio totaled approximately $272,000.

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

	Carrying Value	Fair Value
September 30, 2004:
Obligations of State and Political Subdivisions	$13,493	$13,900

December 31, 2003:
Obligations of State and Political Subdivisions	$17,417	$17,964

Note 4 – Segment Information

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

The core banking segment is comprised of five community banks with 27 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio and investment securities portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The financial services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of The Doty Agency, Inc., which provides a full line of personal and corporate insurance products as agent under five distinctive insurance agency names from five offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three Months Ended September 30, 2004	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$7,929	$46	$9	$2	$(86)	$7,900
Gain on Sales of Loans and
Related Assets	140	138	---	---	---	278
Servicing Income	---	230	---	---	(37)	193
Trust and Investment Product
Fees	1	---	536	---	(21)	516
Insurance Revenues	(5)	15	7	1,118	(30)	1,105
Loss on Extinguishment of
Borrowings	---	---	---	---	---	---
Noncash Items:
Provision for Loan Losses	288	---	---	---	---	288
MSR Amortization & Valuation	---	338	---	---	---	338
Provision for Income Taxes	1,285	(103)	25	41	(716)	532
Segment Profit	3,105	(157)	38	182	(792)	2,376
Segment Assets	890,071	26,431	2,182	7,383	1,520	927,587

Three Months Ended September 30, 2003	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$7,328	$(212)	$8	$2	$(101)	$7,025
Gain on Sales of Loans and
Related Assets	465	663	---	---	---	1,128
Servicing Income	---	223	---	---	(45)	178
Trust and Investment Product
Fees	1	---	434	---	(24)	411
Insurance Revenues	25	60	7	787	(33)	846
Loss on Extinguishment of
Borrowings	---	914	---	---	---	914
Noncash Items:
Provision for Loan Losses	266	---	---	---	---	266
MSR Amortization & Valuation	---	(268)	---	---	---	(268)
Provision for Income Taxes	1,119	(159)	10	63	(668)	365
Segment Profit	2,877	(169)	15	145	(715)	2,153
Segment Assets	877,199	45,202	2,102	7,711	(12,708)	919,506

Nine Months Ended September 30, 2004	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$23,094	$221	$24	$(1)	$(225)	$23,113
Gain on Sales of Loans and
Related Assets	473	350	---	---	---	823
Servicing Income	---	690	---	---	(117)	573
Trust and Investment Product
Fees	3	---	1,555	---	(66)	1,492
Insurance Revenues	48	42	21	3,358	(92)	3,377
Loss on Extinguishment of
Borrowings	---	---	---	---	---	---
Noncash Items:
Provision for Loan Losses	1,588	(60)	---	---	---	1,528
MSR Amortization & Valuation	---	378	---	---	---	378
Provision for Income Taxes	3,352	(62)	55	214	(2,134)	1,425
Segment Profit	8,557	(95)	82	471	(2,355)	6,660
Segment Assets	890,071	26,431	2,182	7,383	1,520	927,587

Nine Months Ended September 30, 2003	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$22,710	$(489)	$14	$7	$(97)	$22,145
Gain on Sales of Loans and
Related Assets	1,235	1,199	---	---	---	2,434
Servicing Income	---	661	---	---	(147)	514
Trust and Investment Product
Fees	3	---	1,283	---	(71)	1,215
Insurance Revenues	111	153	11	2,268	(97)	2,446
Loss on Extinguishment of
Borrowings	---	914	---	---	---	914
Noncash Items:
Provision for Loan Losses	936	(441)	---	---	---	495
MSR Amortization & Valuation	---	607	---	---	---	607
Provision for Income Taxes	3,361	(317)	23	176	(1,949)	1,294
Segment Profit	8,617	(410)	34	425	(2,032)	6,634
Segment Assets	877,199	45,202	2,102	7,711	(12,708)	919,506

Note 5 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of September 30, 2004, the Company had purchased 251,965 shares under the program including 44,000 shares during the nine months ended September 30, 2004. None of these shares were purchased during the quarter ended September 30, 2004.

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

Three Months Ended September 30,
	2004	2003

Net Income as Reported	$ 2,376	$ 2,153
Compensation Expense Under Fair Value Method, Net of Tax	55	59

Pro forma Net Income	$ 2,321	$ 2,094
Pro forma Earnings per Share	$ 0.21	$ 0.19
Pro forma Diluted Earnings per Share	$ 0.21	$ 0.19
Earnings per Share as Reported	$ 0.22	$ 0.20
Diluted Earnings per Share as Reported	$ 0.22	$ 0.20

Nine Months Ended September 30,
	2004	2003

Net Income as Reported	$ 6,660	$ 6,634
Compensation Expense Under Fair Value Method, Net of Tax	192	206

Pro forma Net Income	$ 6,468	$ 6,428
Pro forma Earnings per Share	$ 0.59	$ 0.57
Pro forma Diluted Earnings per Share	$ 0.59	$ 0.57
Earnings per Share as Reported	$ 0.61	$ 0.59
Diluted Earnings per Share as Reported	$ 0.61	$ 0.59

Note 8 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following table represents the components of net periodic benefit cost for the periods presented:

	Three Months Ended September 30,
	2004		2003
Service Cost	$	---	$	---
Interest Cost		13		15
Expected Return on Assets		7		9
Amortization of Transition Amount		---		---
Amortization of Prior Service Cost		(1)		(1)
Recognition of Net Loss		8		8

Net Periodic Benefit Cost		$13		$13

Loss on Settlements and Curtailments		52		None

	Nine Months Ended September 30,
	2004		2003
Service Cost	$	---	$	---
Interest Cost		41		45
Expected Return on Assets		25		28
Amortization of Transition Amount		(1)		(1)
Amortization of Prior Service Cost		(2)		(2)
Recognition of Net Loss		22		25

Net Periodic Benefit Cost		$35		$39

Loss on Settlements of Benefit Obligations with Participants		52		None

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make no contributions to its pension plan in 2004. As of September 30, 2004, no contributions have been made nor does the Company presently anticipate making any additional contributions to fund its pension plan in 2004.

Note 9 – New Accounting Pronouncements

Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, contains guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is expected to be issued in the future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2004 and December 31, 2003 and the consolidated results of operations for the three and nine month periods ended September 30, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2003 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in the Company’s December 31, 2003 Annual Report on Form 10-K and in the MD&A of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

The Company’s level of net income increased 10% and 0.4% during the quarter ended and nine months ended September 30, 2004 compared with 2003. Net interest income continues to be the most significant component of earnings. Increased net interest income positively impacted earnings by $875,000 or 12% for the third quarter 2004 and $968,000 or 4% for the nine months ended September 30, 2004 as compared with the same periods of 2003. Net interest income for the third quarter of 2004 exceeded the net interest income of the immediately preceding quarterly period for the fourth consecutive quarter. Also positively impacting the earnings comparison for the quarter and nine months ended September 30, 2004 when compared with the same periods of 2003 was a $914,000 net loss on the extinguishment of borrowings that resulted from the prepayment of $20.0 million of FHLB advances during the third quarter 2003. The positive trend in growth in trust and investment product fees and insurance revenues, principally attributable to insurance acquisitions in 2003, continued in both the three and nine months ended September 30, 2004 when compared with 2003.

During the third quarter 2004, these positive influences were partially mitigated by increased impairment charges on mortgage servicing rights and significant declines in the sales and corresponding gains on sales of mortgage loans. During the nine months ended September 30, 2004 mitigating factors to the enhanced earnings were primarily an increased level of provision for loan losses and a decline in gains on sales of mortgage loans.

Provision for loan losses increased $1,033,000 in the nine months ended September 30, 2004 compared with the prior year. The increased level of provision for loan losses was recorded primarily during the first half of 2004 and was attributable to increased allocations on a limited number of previously identified credits.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of securities available for sale.

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

As of September 30, 2004 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At September 30, 2004 the Company’s MSRs had a fair value of $2,607,000 using a weighted average prepayment rate of 19%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $3,493,000 with a weighted average prepayment rate of 11%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $1,456,000 with a weighted average prepayment rate of 49%.

Securities Available-for-Sale

Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available-for-sale are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of September 30, 2004, unrealized losses on the total securities available-for-sale portfolio totaled approximately $959,000. This total is a net of unrealized gains on certain segments of the securities available-for-sale portfolio and unrealized losses on other segments of the portfolio.

As of September 30, 2004, certain equity securities (primarily floating rate government sponsored entity preferred stocks) had gross unrealized losses totaling approximately $2,450,000. These losses have not been charged against income because the securities are of high credit quality, management has the intent and ability to hold the investments for the foreseeable future, and the decline in fair value is largely due to the historically low market interest rates at the time the Company’s floating rate preferred stocks repriced or are expected to reprice. The fair value is expected to recover as market rates rise and as the securities reprice at higher rates. Should our consideration of these factors change, the Company may be required to record unrealized losses on some or all of these investments in the income statement. Further, future changes in generally accepted accounting principles could require us to record unrealized losses on some or all of these investments in the income statement.

Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, contains guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is expected to be issued in the future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

RESULTS OF OPERATIONS

Net Income:

Net income increased $223,000 or 10% to $2,376,000 or $0.22 per share for the quarter ended September 30, 2004 compared to $2,153,000 or $0.20 per share for the third quarter of 2003. The increase in net income during the third quarter of 2004 compared with 2003 was attributable principally to an increase in net interest income of $875,000 and a net loss on the extinguishment of borrowings of $914,000 in the third quarter 2003. The net loss on extinguishment of borrowings resulted from the prepayment of $20,000,000 of FHLB advances in the third quarter 2003 while no prepayments FHLB advances have occurred in 2004. These increases were partially mitigated by a MSR impairment charge of $218,000 in the third quarter 2004 compared with a MSR recovery of $378,000 in the same period of 2003 and a reduced gain on sale of mortgage loans of $850,000 due to a significant decline in mortgage loan originations and subsequent sales of mortgage loans.

Net income increased $26,000 or 0.4% to $6,660,000 or $0.61 for the nine months ended September 30, 2004 compared to $6,634,000 or $0.59 for the same period of 2003. Earnings per share increased at a greater percentage than net income during the nine months ended September 30, 2004 compared with 2003 due to the reduced average number of shares outstanding during 2004 as a result of the March 20, 2003 stock purchase. The increase in net income during the nine months ended September 30, 2004 compared with 2003 was primarily the result of increased net interest income of $968,000, increased insurance revenues of $931,000, and no net losses on the extinguishment of borrowings in 2004. These increases were in large part mitigated by an increased provision for loan losses of $1,033,000, a lower level of gains from the sale of loans and related assets of $1,611,000, and increased professional fees of $324,000.

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

	Three Months Ended September 30,		Change from Prior Period
	2004	2003	Amount	Percent
Interest Income (T/E)	$12,357	$12,683	$(326)	-2.6%
Interest Expense	4,057	5,179	(1,122)	-21.7%

Net Interest Income (T/E)	$8,300	$7,504	$796	10.6%

Net interest income increased $875,000 or 12% ($796,000 or 11% on a tax-equivalent basis) for the quarter ended September 30, 2004 compared with the same quarter of 2003. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 2004, the net interest margin increased to 3.88% compared to 3.44% for the same period of 2003.

	Nine Months Ended September 30,		Change from Prior Period
	2004	2003	Amount	Percent
Interest Income (T/E)	$36,852	$40,138	$(3,286)	-8.2%
Interest Expense	12,508	16,365	(3,857)	-23.6%

Net Interest Income (T/E)	$24,344	$23,773	$571	2.4%

Net interest income increased $968,000 or 4% ($571,000 or 2% on a tax-equivalent basis) for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. For the first three quarters of 2004, the net interest margin increased to 3.82% compared to 3.60% for the same period of 2003.

The Company’s increase in net interest income during both the three and nine months ended September 30, 2004 compared with the same periods of the prior year was largely attributable to an increase in the net interest margin that has been fueled by a decline in the Company’s cost of funds. The Company’s cost of funds has been lowered due to the historically low interest rate environment experienced throughout 2003 and 2004 and through the repayment of higher costing FHLB advances during 2003 in the Company’s mortgage banking segment.

As illustrated in Note 4 to the consolidated financial statements, the Company’s core banking segment net interest income increased $601,000 and $384,000 during the three months and nine months ended September 30, 2004 compared with the same periods during 2003. The increase was largely attributable to an increased level of earning assets driven by commercial loan growth and a stable net interest margin.

In the second quarter of 2003, the Company’s mortgage banking segment repaid a maturing FHLB advance in the amount of $10.0 million with a rate of 7.27%. Late in the third quarter of 2003, the mortgage banking segment prepaid $20.0 million of FHLB advances with an average rate of 5.99%. These advances had stated maturities in the third quarter of 2004. Late in the fourth quarter of 2003, the Company’s mortgage banking segment prepaid an additional $20.0 million of FHLB advances with an average rate of 6.19%. These advances had stated maturities in the first quarter of 2005. During 2003, these advances were carried at negative interest rate spreads ranging from approximately 3% to 5% compared to the short-term investments that had been internally matched to the contractual repayment of these advances. The extinguishment of these borrowings positively impacted the net interest margin and net interest income during the three and nine month periods ended September 30, 2004 compared with the same periods of 2003. As illustrated in Note 4 to the consolidated financial statements, the increase in net interest income for the mortgage banking segment totaled $258,000 and $710,000 for the quarter and nine months ended September 30, 2004 as compared with 2003.

Earning assets declined by $20.3 million during the third quarter of 2004 and $30.1 million during the nine months ended September 30, 2004 compared with the same periods in 2003. These declines were largely attributable to the repayment of FHLB advances within the mortgage banking segment.

Average total loans remained relatively stable, increasing $4.1 million and declining $1.0 million respectively, during the quarter and nine months ended September 30, 2004 compared with 2003. While total loans have remained relatively stable, the loan portfolio composition has changed. Average commercial loans increased $33.4 million or 9% and $37.3 or 11% during the three and nine months ended September 30, 2004 compared with the same periods of 2003. Mitigating to a large degree the growth in the commercial loan portfolio as been the continued decline in the average residential mortgage loan portfolio. Average residential mortgage loans declined $33.5 million or 25% and $41.3 million or 28% in the three and nine month periods ended September 30, 2004 compared with the same periods of 2003.

Provision For Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $288,000 during the quarter ended September 30, 2004 compared with $266,000 in the third quarter of 2003. Provisions for loan losses totaled $1,528,000 during the nine months ended September 30, 2004 compared with $495,000 during the same period of 2003. The increased level of provision for loan losses during the nine months ended September 30, 2004 was primarily the result of increased specific allocations on individual credits classified as substandard in previous quarters.

The provisions for loan losses made during the quarter and nine month periods ended September 30, 2004 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level, and finally at the consolidated level. During the third quarter of 2004, the core banking segment’s provision for loan losses totaled $288,000 while the mortgage banking segment had no provision for loan losses. These levels compare with a provision in the core banking segment of $266,000 and no provision for loan losses in the mortgage banking segment during the quarter ended September 30, 2003. For the nine months ended September 30, 2004 the core banking segment’s provision for loan losses totaled $1,588,000 while the mortgage banking had a negative $60,000 provision for loan losses. These levels compare with a provision in the core banking segment of $936,000 and a negative provision of $441,000 in the mortgage banking segment during the nine months ended September 30, 2003.

Net charge-offs totaled $347,000 or 0.22% of average loans outstanding during the third quarter of 2004 compared with $470,000 or 0.30% during the same period of 2003. Net charge-offs totaled $896,000 or 0.19% of average loans outstanding during the nine months ended September 30, 2004 compared with $462,000 or 0.10% during the same period of 2003. Non-performing loans increased to $4,605,000 or 0.73% of total loans at September 30, 2004 compared with $2,779,000 or 0.45% of total loans at year-end 2003 and $3,061,000 or 0.50% of total loans at September 30, 2003.

The composition of the loan portfolio changed during 2004 compared with 2003, continuing a trend toward a greater concentration in commercial and agricultural loans and less concentration in residential mortgage loans. Commercial and agricultural loans represented 70% of the total loan portfolio as of September 30, 2004 compared with 63% at year-end 2003 and 62% at September 30, 2003. This trend has also contributed to the increased level of provision for loan losses during the first nine months of 2004.

Non-interest Income:

Non-interest income declined $1,174,000 or 27% for the three month period ended September 30, 2004 as compared with the same period of 2003. For the nine months ended September 30, 2004, non-interest income increased $291,000 or 3% as compared with the nine months ended September 30, 2003.

Trust and Investment Product Fees increased $105,000 or 26% and $277,000 or 23% during the three and nine month periods ended September 30, 2004 compared to the same periods of 2003. The increases were the result of the expansion of the sales generated by the Company’s financial services subsidiary. For the third quarter of 2004, Service Charges on Deposit Accounts decreased $54,000 or 6% when compared with the third quarter of 2003. Service Charges on Deposit Accounts increased $162,000 or 7% for the nine months ended September 30, 2004 when compared with 2003 due to the introduction of an overdraft protection service program during the second quarter of 2003.

For the quarter and nine months ended September 30, 2004, Insurance Revenues increased $259,000 or 31% and $931,000 or 38% as compared to the same periods of 2003. The increased insurance revenues were primarily the result of property and casualty insurance agency acquisitions completed late in the third quarter of 2003.

Other Operating Income decreased $580,000 or 64% for the quarter ended September 30, 2004 and increased $604,000 or 60% for the nine months ended September 30, 2004 as compared to the same periods of the prior year. The decrease in Other Operating Income for the third quarter of 2004 was primarily attributable to a mortgage servicing right impairment charge of $218,000 compared with a recovery of mortgage servicing right impairment totaling $378,000 for the same period of 2003. The mortgage servicing right impairment totaled $34,000 for the nine months ended September 30, 2004 compared with impairment of $315,000 for the same period of 2003. Also contributing to the increase in Other Operating Income for the nine months ended September 30, 2004 was the purchase of $10.0 million of Company Owned Life Insurance during the third quarter of 2003. The cash surrender value income on COLI increased $54,000 and $323,000 during the three and nine months ended September 30, 2004 compared with the same periods of 2003.

Net Gains on Sales of Loans and Related Assets decreased $850,000 or 75% and $1,611,000 or 66% for the three and nine month periods ended September 30, 2004 compared with the same periods of 2003. The decline was primarily attributable to lower levels of loan originations and sales of loans to the secondary market as compared to 2003. Loan sales totaled $20.0 million and $48.1 million during the three and nine month periods ended September 30, 2004 compared with $65.2 million and $166.7 million in 2003.

Non-interest Expense:

Non-interest Expense decreased $711,000 or 8% during the three month period ended September 30, 2004 and increased $69,000 or less than 1% for the nine months ended September 30, 2004 compared to the same periods of 2003. The decline during the third quarter and modest increase during the nine months ended September 30, 2004, were predominantly due to the net loss on the extinguishment of borrowings during the third quarter of 2003.

Salaries and Employee Benefits Expense increased $31,000 or 1% and $300,000 or 2% during the quarter and nine months ended September 30, 2004 compared with 2003. The increase in Salaries and Employee Benefits Expense was primarily in the insurance and financial services segments. These increases were due to an increase in employees resulting from the acquisition of property and casualty insurance agencies completed late in the third quarter of 2003 and increased sales-related incentives from increased trust and investment product fees and increased property and casualty insurance revenues. These increases were mitigated by declines in the level of employees and corresponding salaries and benefits expense in the Company’s other segments during 2004 compared with 2003.

During the three and nine months ended September 30, 2004, Professional Fees Expense increased $81,000 or 24% and $324,000 or 34% compared with the same periods of 2003. The increase was primarily attributable to expenses associated with ensuring the Company’s compliance with the provisions of the Sarbanes-Oxley Act.

As was previously discussed in the “Net Income” and “Net Interest Income” sections of this report, the Company’s mortgage banking segment prepaid $20,000,000 of FHLB Advances in the third quarter of 2003 resulting in a loss on the extinguishment of borrowings of $914,000 for the three and nine months ended September 30, 2003. There were no prepayments of borrowings during 2004.

Other Operating Expense increased $82,000 or 8% and $295,000 or 10% during the quarter and nine months ended September 30, 2004 compared with 2003. The increase in Other Operating Expense was primarily due to an increased level of intangible amortization resulting from the previously mentioned property and casualty insurance agency acquisitions.

Income Taxes:

The Company’s effective income tax rate approximated 18% of pre-tax income during the three and nine months ended September 30, 2004 and 15% and 16% during the three and nine months ended September 30, 2003. The higher effective tax rate during the quarter ended September 30, 2004 compared with the same period of 2003 was the result of a higher level of before tax net income and a lower level of tax-exempt investment income. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rates in both 2004 and 2003 primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

Since December 31, 2001, the Company’s effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company’s formation of investment  subsidiaries in the state of Nevada by four of the Company’s banking subsidiaries.  The state of Nevada has no state or local income tax.  An auditor employed by the Indiana Department of Revenue (“Department”) has, in the course of the Department’s pending audit of the Company’s financial institutions tax return for the year 2002, advised the Company that the Department is considering issuing a notice of proposed assessment for unpaid financial institutions tax for the year 2002 of approximately $590,000 plus interest, based on the auditor’s inclusion of the income of the Nevada subsidiaries in the Indiana return for that year.  If the Department issues such a notice of proposed assessment, the Company intends to file a Protest with the Department contesting the proposed assessment and would vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the three month and nine month periods ended September 30, 2004.

FINANCIAL CONDITION

Total assets at September 30, 2004 increased $1.7 million to $927.6 million compared with $925.9 million in total assets at December 31, 2003. Investment Securities decreased $11.1 million to $202.1 million at September 30, 2004 compared with $213.2 million at year-end. Loans, net of unearned income and allowance for loan losses, increased $14.8 million to $618.4 million at September 30, 2004 compared to $603.6 million at December 31, 2003. The growth in loans during the nine months ended September 30, 2004 was primarily due to commercial and agricultural loan growth.

Total Deposits at September 30, 2004 increased $7.6 million to $724.8 million compared with $717.1 in total deposits at December 31, 2003. Demand, savings, and money market accounts increased $25.5 million while time deposits declined $17.9 million. FHLB Advances and Other Borrowings decreased $5.5 million to $107.1 million at September 30, 2004 compared with $112.6 million at year-end.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004	December 31, 2003
Non-accrual Loans	$3,690	$1,817
Past Due Loans (90 days or more)	915	962
Restructured Loans	---	---

Total Non-performing Loans	4,605	2,779

Other Real Estate	207	749

Total Non-performing Assets	$4,812	$3,528

Allowance for Loan Loss to Non-performing Loans	193.20%	297.41%
Non-performing Loans to Total Loans	0.73%	0.45%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. All of the Company’s affiliate banks are categorized as well-capitalized as of September 30, 2004.

At September 30, 2004, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At September 30, 2004	At December 31, 2003

Leverage Ratio	4.00%	5.00%	8.41%	8.40%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	10.62%	11.11%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	11.84%	12.30%

Shareholders’ equity totaled $83.7 million at September 30, 2004 or 9.0% of total assets, an increase of $580,000 from December 31, 2003.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. During the nine months ended September 30, 2004, operating activities provided $11.9 million of available cash, which included net income of $6.7 million. In addition, cash outflows included $4.6 million in dividends paid to shareholders. The cash inflows from the maturities and sales of securities exceeded the cash outflows from purchases of securities by approximately $8.5 million. Total cash and cash equivalents increased $831,000 during the nine months ended September 30, 2004 ending at $33.4 million compared with $32.5 at year-end 2003.

The Company does not have access at the parent-company level to the sources of funds that are available to its bank subsidiaries to support their operations. The Company derives most of its parent-company revenues from dividends paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. Therefore, in conjunction with the closing of the purchase by the Company of its stock under the tender offer, the parent company on March 20, 2003, established a two-year $15.0 million revolving line of credit with Bank One, N.A., Chicago, Illinois. The parent company may borrow funds under this line of credit for the purpose of funding stock repurchases and parent company working capital needs. The Company drew $8.0 million on the line of credit on the date of establishment and an additional $2.5 million during the first half of 2004. In the near-term, the Company plans to refinance this line of credit at maturity, while the Company’s longer-term plans continue to be to repay the credit line through dividends from its subsidiary banks.

FORWARD-LOOKING STATEMENTS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions. In Item 2 of this Quarterly Report, forward looking statements include, but are not limited to, the statements in the “Critical Accounting Policies and Estimates – Securities Available-for-Sale” regarding management’s expectation that the fair value of certain equity securities will recover as market rates rise and as the securities reprice at higher rates, the statement in “Results of Operations – Income Taxes” regarding management’s belief that any potential assessment of unpaid financial institutions tax by the Indiana Department of Revenue will not result in any additional tax liability, and the statement in Financial Condition – Liquidity that the Company’s long term plan is to utilize dividends from its subsidiary banks to repay amounts borrowed by the parent company from Bank One under its line of credit.

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

The discussion elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” lists some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of September 30, 2004

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change
+2%	$113,744	3.93%	12.55%	75 b.p.
Base	109,448	---	11.80	---
-2%	94,681	(13.49)	10.06	(175) b.p.

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

Item 4.    Controls and Procedures.

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(e)        The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2004.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

July 2004	---	---	---	355,789
August 2004	---	---	---	355,789
September 2004	---	---	---	355,789

(1)     On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 251,965 common shares through September 30, 2004. The Board of Directors established no expiration date for this program.

Item 6.    Exhibits and Reports on Form 8-K

(a)        The following exhibits are filed herewith:

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended through April 22, 2004, is incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant’s Current Report on Form 8-K filed May 5, 2000.

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

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification of President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification of Senior Vice President (Principal Financial Officer)

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification of President and Chief Executive Officer

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification of Senior Vice President (Principal Financial Officer)

(b)        Reports on Form 8-K

The Registrant filed a Report on Form 8-K on July 29, 2004 to furnish under Item 12 its press release announcing its results of operations for the quarter ended June 30, 2004.

The Registrant filed a Report on Form 8-K on September 28, 2004 to report under Item 5.02 the expansion of the size of the Board of Directors to 13 members, the apportionment of the three vacancies caused by the increase in size of the Board among three classes of directors, and the election of certain individuals to fill such vacancies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 8, 2004	GERMAN AMERICAN BANCORP By /s/ Mark A. Schroeder Mark A. Schroeder President and CEO

Date November 8, 2004	By /s/ Bradley M. Rust Bradley M. Rust Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended through April 22, 2004, is incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Rights Agreement dated April 27, 2000 is incorporated by reference to Exhibit 4.01 to Registrant’s Current Report on Form 8-K filed May 5, 2000.

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

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification of President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification of Senior Vice President (Principal Financial Officer)

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification of President and Chief Executive Officer

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification of Senior Vice President (Principal Financial Officer)