Form 10-K
period 2004-12-31
GERMAN AMERICAN BANCORP
filed 2005-03-16
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended: December 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-11244

GERMAN AMERICAN BANCORP
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization) 711 Main Street, Box 810, Jasper, Indiana (Address of Principal Executive Offices)	35-1547518 (I.R.S. Employer Identification No.) 47546 (Zip Code)

        Registrant's telephone number, including area code:  (812) 482-1314
Securities registered pursuant to Section 12 (b) of the Act:  None

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES      NO

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $157,030,000.

         As of March 1, 2005, there were outstanding 10,900,948 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 28, 2005, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2004

Table of Contents

PART I.
Item 1.	Business	3
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	7
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26-27
Item 8.	Financial Statements and Supplementary Data	28-58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59
Item 9B.	Other Information	59

PART III.
Item 10.	Directors and Executive Officers of the Registrant	59-60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60-61
Item 13.	Certain Relationships and Related Transactions	61
Item 14.	Principal Accountant Fees and Services	61

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	62

SIGNATURES		63
INDEX OF EXHIBITS		64-65

Information included in or incorporated by reference in this Annual Report on Form 10-K, our other filing with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to a discussion of our forward- looking statements and associated risks in “Item 1 – Forward-Looking Statements and Associated Risks” in this Annual Report on Form 10-K.

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

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
The German American Bank	Commercial Bank	Jasper, IN
First American Bank	Commercial Bank	Vincennes, IN
First Title Insurance Company	Title Insurance Agency	Vincennes, IN
First State Bank, Southwest Indiana	Commercial Bank	Tell City, IN
Peoples Bank	Commercial Bank	Washington, IN
Citizens State Bank	Commercial Bank	Petersburg, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Petersburg, IN
German American Financial Advisors & Trust Company	Trust, Brokerage, Financial Planning	Jasper, IN

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

Employees

At March 1, 2005 the Company and its subsidiaries employed approximately 372 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed “well-capitalized.” Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or “core”, capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 2004, the Company had a total risk-based capital ratio of 11.83%, a Tier 1 risk-based capital ratio of 10.63% (based on Tier 1 capital of $78,945,000 and total risk-weighted assets of $742,323,000), and a leverage ratio of 8.50%. The Company and all its affiliate banks meet all of the requirements of the “well-capitalized” category and, accordingly, the Company does not expect these regulations to significantly impact operations.

The Company is a corporation separate and distinct from its bank and other subsidiaries. Most of the Company’s revenues will be received by it in the form of dividends, fees, and interest paid by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends. The FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries that enable it to prevent or remedy actions that in its view may represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC and DFI possess similar enforcement powers over the respective bank subsidiaries of the Company for which they have supervision. The “prompt corrective action” provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

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

Forward-Looking Statements and Associated Risks

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2004 to a vote of security holders, by solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

German American Bancorp’s stock is traded on NASDAQ’s National Market System under the symbol GABC. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the table below. All per share data are retroactively restated for all stock dividends.

	2004			2003
	High	Low	Cash Dividend	High	Low	Cash Dividend
Fourth Quarter	$17.24	$15.95	$0.140	$18.79	$14.81	$0.133
Third Quarter	$17.75	$15.75	$0.140	$18.19	$16.21	$0.133
Second Quarter	$17.23	$15.80	$0.140	$18.09	$16.48	$0.133
First Quarter	$18.02	$16.81	$0.140	$18.55	$16.91	$0.133

			$0.560			$0.532

The Common Stock was held of record by approximately 3,803 shareholders at March 1, 2005.

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

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2004.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 2004	---	---	---	355,789
November 2004	---	---	---	355,789
December 2004	---	---	---	355,789

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 251,965 common shares through December 31, 2004. The Board of Directors established no expiration date for this program.

Item 6.  Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this report (Dollars in thousands except per share data).

	2004	2003		2002	2001	2000
Summary of Operations:
Interest Income	$47,710	$50,619		$60,494	$71,069	$79,319
Interest Expense	16,471	21,084		28,492	38,917	45,646

Net Interest Income	31,239	29,535		32,002	32,152	33,673
Provision for Loan Losses	2,015	811		1,115	660	2,231

Net Interest Income after Provision
For Loan Losses	29,224	28,724		30,887	31,492	31,442
Non-interest Income	9,620 (1)	12,934		9,509	9,772	2,543 (4)
Non-interest Expense	30,609	32,219	(2)	28,967	29,308	28,238

Income before Income Taxes	8,235	9,439		11,429	11,956	5,747
Income Tax Expense	996	1,271		1,987	2,763	459

Net Income	$7,239	$8,168		$9,442	$9,193	$5,288

Year-end Balances:
Total Assets	$942,094	$925,946		$957,005	$1,015,111	$1,079,808
Total Loans, Net of Unearned Income	629,793	611,866		610,741	657,166	709,744 (4)
Total Deposits	750,383	717,133		707,194	726,874	735,570
Total Long-term Debt	69,941	76,880	(2)	121,687	156,726	182,370
Total Shareholders' Equity	83,669	83,126	(3)	104,519	102,209	97,260

Average Balances:
Total Assets	$927,528	$938,992		$1,000,167	$1,014,917	$1,070,093
Total Loans, Net of Unearned Income	622,240	618,340		644,990	704,562	766,533 (4)
Total Deposits	731,467	711,310		718,763	718,160	749,235
Total Shareholders' Equity	82,558	87,703	(3)	103,301	100,232	95,788

Per Share Data(5):
Net Income	$0.66	$0.73	(3)	$0.79	$0.76	$0.44
Cash Dividends	0.56	0.53		0.51	0.48	0.45
Book Value at Year-end	7.68	7.60	(3)	8.72	8.44	8.05

Other Data at Year-end:
Number of Shareholders	3,219	3,198		3,299	3,314	3,208
Number of Employees	372	383		390	422	405
Weighted Average Number of Shares(5)	10,914,622	11,176,766	(3)	12,007,009	12,093,160	12,074,628

Selected Performance Ratios:
Return on Assets	0.78%	0.87%		0.94%	0.91%	0.49%
Return on Equity	8.77%	9.31	%(3)	9.14%	9.17%	5.52%
Equity to Assets	8.88%	8.98	%(3)	10.92%	10.07%	9.01%
Dividend Payout	84.46%	73.26%		64.99%	63.98%	98.54%
Net Charge-offs to Average Loans	0.24%	0.14%		0.19%	0.22%	0.27%
Allowance for Loan Losses to Loans	1.40%	1.35%		1.36%	1.27%	1.31%
Net Interest Margin	3.86%	3.61%		3.67%	3.61%	3.57%

(1)
In 2004, the Company recognized a $3.7 million non-cash pre-tax charge (which reduced Non-interest Income) for the other-than-temporary decline in value of its FHLMC and FNMA preferred stock portfolio.

(2)	In 2003, the Company prepaid $40.0 million of FHLB borrowings within its mortgage banking segment. The prepayment fees associated with the extinguishment of these borrowings totaled $1.9 million.
(3)
In March 2003, the Company purchased 1,110,444 (approximately 9% of the number of shares that were then outstanding) of its common shares at $19.05 per share pursuant to a self tender offer at a total cost, including fees and expenses incurred in connection with the offer, of approximately $21.4 million.

(4)
In 2000, the Company reclassified $69.8 million of sub-prime, out-of-market residential mortgage loans as held-for-sale. The difference between book value and market value resulted in a $5.2 million allowance for market loss on loans held-for-sale.

(5)	Share and Per Share Data has been retroactively adjusted to give effect for stock dividends and excludes the dilutive effect of stock options.

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

The information in this Management’s Discussion and Analysis is presented as an analysis of the major components of the Company’s operations for the years 2002 through 2004 and its financial condition as of December 31, 2004 and 2003. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report, and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 – Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

MANAGEMENT OVERVIEW

The Company’s performance in 2004 was overshadowed somewhat by the recording in the fourth quarter of 2004 a non-cash, other-than-temporary impairment charge of approximately $2.4 million after-tax, or $0.23 per share, related to certain investments in Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) preferred stock. Public disclosures regarding accounting practices at FNMA and a multi-billion dollar FNMA preferred stock issuance with a substantially different structure and higher yield than previous offerings had a detrimental effect on the fair value of both the FHLMC and FNMA preferred stock holdings. As a result of these factors and the magnitude and length of time the market value had been below cost, management could not forecast full recovery of the fair values in a reasonable time period and concluded that the preferred stock was other than temporarily impaired. Accordingly, the other-than-temporary impairment was recognized in the income statement as an investment securities loss. The Company’s net income, inclusive of the impairment charge, for the year ended December 31, 2004, was $7,239,000, or $0.66 per share, compared with 2003 net income of $8,168,000, or $0.73 per share. Exclusive of the impairment charge, 2004 earnings would have been $9,669,000, or $0.89 per share.

As is the case for many banking organizations, the Company’s largest source of revenue has historically been, and continues to be, derived from the spread earned between its interest income and interest expense. As discussed in greater detail elsewhere in this discussion, improvements in the Company’s interest spread contributed to increased net interest income during 2004 compared to 2003. This improvement reversed a five-year trend of declines in net interest income.

In recent years, management has taken steps to enhance and grow its sources of non-interest-related revenue (such as insurance, trust administration, securities brokerage and financial planning) in an effort to reduce the Company’s dependency on its net interest income and net interest spread. The positive trends in growth in trust and investment product fees and in insurance revenues, (principally attributable to insurance acquisitions during 2003), continued in 2004. Management expects that these non-interest-related revenue sources will continue to significantly enhance its financial performance in the coming years.

The Company also has devoted increased emphasis in recent years to expanding its offering of loans and other products and services to business customers. Measured on an average basis, commercial/agricultural loans grew by approximately 10% in 2004, the seventh consecutive year of growth within this component of the Company’s balance sheet. The heightened management efforts to grow this component of the Company’ customer base is directly attributable to management’s belief that business customers, particularly small business customers, will value the Company’s approach of providing a combination of highly qualified professional financial advisors, local decision-making, and customer-focused products and services.

Management has continued to endeavor to improve the Company’s operating efficiency through enhanced employee productivity and the control of operating expenses, as evidenced by the three-year trend in the reduction in the number of full-time equivalent employees. The Company’s total operating expenses (exclusive of the 2003 net loss on extinguishment of borrowings) in 2004 increased modestly over those of 2003, mostly due to costs associated with compliance with requirements of Section 404 of the Sarbanes-Oxley Act.

In summary, management in 2005 expects to continue to reduce the Company’s reliance upon net interest income by increasing its emphasis on products and services that generate fees and commissions. Management also seeks to enhance the Company’s financial performance by increasing its offering of loans and other products and services to business customers, and operating more efficiently.

The statements of management’s expectations and goals concerning the Company’s future operations and performance that are set forth in this Management Overview and in other sections of this Item 7 are forward-looking statements, and readers are cautioned that these forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The following discussion, as well as the discussion in Item 1 of this Form 10-K (“Business”) entitled “Forward-Looking Statements and Associated Risks” (which discussion is incorporated in this Item 7 by reference) lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of securities available for sale, and the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

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

As of December 31, 2004 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At December 31, 2004 the Company’s MSRs had a fair value of $2,695,000 using a weighted average prepayment rate of 19%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $3,507,000 with a weighted average prepayment rate of 11%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $1,383,000 with a weighted average prepayment rate of 52%.

Securities Available-for-Sale

Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available-for-sale are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of December 31, 2004, unrealized gains on the securities available-for-sale portfolio totaled approximately $543,000. This total is a net of unrealized gains on certain segments of the securities available-for-sale portfolio and unrealized losses on other segments of the portfolio.

In the fourth quarter of 2004, the Company recognized a $3.68 million non-cash pre-tax charge for the other-than-temporary decline in value on its FHLMC and FNMA floating rate preferred stock portfolio. The Company accounts for these securities in accordance with SFAS No. 115, which requires that if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be recognized as expense in the income statement. During the quarter ended December 31, 2004, public disclosures regarding accounting practices at FNMA and a multi-billion dollar FNMA preferred stock issuance with a substantially different structure and higher yield than previous offerings had a detrimental effect on the fair value of both the FHLMC and FNMA preferred stock holdings. In connection with the preparation of the Company’s financial statements included elsewhere in this Annual Report, management in January 2005 concluded, as a result of the factors identified in the preceding sentence and the magnitude and length of time the market value had been below cost, that management could not forecast full recovery of the fair values of these securities in a reasonable time period. Accordingly, management determined to recognize the other-than-temporary impairment in the income statement for the fourth quarter of 2004 as an investment securities loss.

Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” contains guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is expected to be issued in the future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

Income Tax Expense

Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. As of December 31, 2004, the Company has a deferred tax asset of $3.3 million representing various tax credit carryforwards. Based on the long carryforward periods available, management has assessed it more likely than not that these credits will be realized and no valuation allowance has been established on this asset. At December 31, 2004, the Company also has a deferred tax asset representing unrealized capital losses on equity securities. Should these capital losses be realized, management believes the Company has the ability to generate sufficient capital gains to realize the tax benefit of the capital losses during the available carryforward period, including the use of tax planning strategies related to mortgage servicing rights, appreciated securities and appreciated FHLB stock. As a result, no valuation allowance has been established on this asset.

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the opinions of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment. As discussed more fully in “Provision for Income Taxes”, as well as Note 11 to the consolidated financial statements, an audit of the Company by the Indiana Department of Revenue is pending and an assessment may result. Based on the preliminary stage of this possible assessment, management’s evaluation, after consultation with counsel, of the merits of the possible assessment, and management’s intent to protest any assessment and defend its position, management has concluded that a loss is not probable at this time and no liability has been recorded at December 31, 2004.

RESULTS OF OPERATIONS

NET INCOME

Net income declined $929,000 or 11% to $7,239,000 or $0.66 per share in 2004 compared to $8,168,000 or $0.73 per share during 2003. The earnings decline was directly attributable to a $2,430,000 after tax, or $0.23 per share, other-than-temporary impairment charge on the Company’s portfolio of FHLMC and FNMA preferred stocks. Excluding the effect of this other-than-temporary impairment charge, net income for 2004 would have been $9,669,000 or $0.89 per share. In comparing reported earnings for 2004 to 2003, the impairment charge was mitigated to some degree by increased net interest income, increased trust and investment product fees and insurance fees, and no net loss on the extinguishment of borrowings during 2004. Also contributing to the lower level of earnings in 2004 compared with 2003 was a decline in mortgage loan originations and subsequent sales of mortgage loans and an increased provision for loan losses.

In 2003, the Company earned net income of $8,168,000 or $0.73 per share. Earnings for 2003 declined by approximately 13% from the $9,442,000 and approximately 8% from the $0.79 per share reported for 2002. A lower number of shares outstanding resulting from a tender offer completed in March 2003 produced the lower percentage decline in earnings per share than that experienced in net income. The lower level of earnings during 2003 compared to 2002 was attributable principally to a decline in net interest income of $2,467,000 and a net loss of $1,898,000 incurred with the prepayment of $40.0 million of FHLB borrowings. These significant factors were partially offset by double-digit percentage increases in each category of non-interest income which totaled $3,425,000.

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

Net interest income increased during 2004 by $1,704,000 or 6% ($1,336,000 or 4% on a tax equivalent basis) compared to 2003. Net interest margin is tax equivalent net interest income expressed as a percentage of average earning assets. For 2004, the net interest margin increased to 3.86% compared with 3.61% in 2003.

The Company’s increase in net interest income in 2004 compared with 2003 was largely attributable to the increased net interest margin that has been largely driven by a decline in the Company’s cost of funds. The Company’s cost of funds has been reduced due to a number of factors including the historically low level of interest rates during 2003 and 2004 and the change in the mix of the deposit base to a higher dependence on non-maturity deposits and less dependence on time deposits. Also contributing to the lower cost of funds during 2004 was the repayment of higher costing FHLB advances during 2003 in the Company’s mortgage banking segment.

In the second quarter of 2003, the Company’s mortgage banking segment repaid a maturing FHLB advance in the amount of $10.0 million with a rate of 7.27%. Late in the third quarter of 2003, the mortgage banking segment prepaid $20.0 million of FHLB advances with an average rate of 5.99%. These advances had stated maturities in the third quarter of 2004. Late in the fourth quarter of 2003, the Company’s mortgage banking segment prepaid an additional $20.0 million of FHLB advances with an average rate of 6.19%. These advances had stated maturities in the first quarter of 2005. During 2003, these advances were carried at negative interest rate spreads ranging from approximately 3% to 5% compared to the short-term investments that had been internally matched to the contractual repayment of these advances. The extinguishment of these borrowings positively impacted the net interest margin and net interest income during the year ended December 31, 2004 compared with the year ended December 31, 2003.

As illustrated in Note 16 to the Company’s consolidated financial statements included in item 8 of this Report, the Company’s core banking segment net interest income increased $995,000 in 2004 compared with 2003. The increase in the core banking segment was largely attributable to an increased level of earning assets driven by commercial loan growth and a stable net interest margin. The core banking segment’s net interest margin was able to remain stable due primarily to the decline in its cost of funds. Net interest income increased $873,000 during 2004 compared with 2003 in the Company’s mortgage banking segment primarily due to the repayment of the aforementioned FHLB borrowings.

Total average earning assets declined by $21.6 million during 2004 compared with 2003 primarily due to the repayment of FHLB advances within the mortgage banking segment during 2003. Average total loans remained relatively stable, increasing $3.9 million in 2004 compared with 2003. While total loans have remained relatively stable, the loan portfolio composition has changed. Average commercial loans increased $35.2 million or 10% in 2004 compared with 2003. Mitigating to a large degree the growth in the commercial loan portfolio has been the continued decline in the average residential mortgage loan portfolio. Average residential mortgage loans declined $34.9 million or 25% during the year ended 2004 compared with 2003.

Net interest income declined during 2003 by $2,467,000 or 8% ($2,777,000 or 8% on a tax equivalent basis) compared with 2002. Net interest margin is tax equivalent net interest income expressed as a percentage of average earning assets. For 2003, the net interest margin declined to 3.61% compared with 3.67% for 2002.

The Company’s net interest income was adversely impacted by the historically low levels of interest rates during 2003. The historically low interest rate environment resulted in a decline in overall earning asset yields including both the loan and securities portfolios. The decline in interest rates through most of the first three quarters of 2003 resulted in increased prepayment speeds in the Company’s mortgage-related securities portfolio, causing increased purchase premium amortization within that portfolio and thereby driving yields lower. In addition, due to the low level of interest rates, the Company was unable to reinvest the proceeds of the mortgage-related securities repayments and cash flows from securities issued by state and local subdivisions at comparable yields. The low level of interest rates also caused downward pressure on the yield in the Company’s loan portfolio. The Company’s cost of funds was lowered significantly but not sufficiently to mitigate the decline in earning asset yield.

Earning assets also declined during 2003 compared with 2002 and was largely attributable to a decreased residential mortgage loan portfolio and the repayment of FHLB advances within the mortgage banking segment. The decline in interest earning assets was also attributable, to a lesser degree, to the self tender offer discussed in Note 9 to the Company’s consolidated financial statements included in item 8 of this Report and the purchase of Company Owned Life Insurance (COLI) during mid-2003.

The reduction in loans during 2003 compared with 2002 was attributable to the refinance activity in the residential loan industry that resulted from historically low interest rates and the Company’s continued sale of a majority of residential loan production in the secondary markets. Overall, the average loan portfolio declined by $26.7 million or approximately 4% during 2003 compared with 2002. Average residential mortgage loans declined $63.5 million or 31% during 2003. Partially mitigating the decline in average residential mortgage loans was growth in the commercial loan portfolio. Average commercial loans increased by $40.4 million or 13% during 2003 compared with 2002.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis / dollars in thousands)

	Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003			Twelve Months Ended December 31, 2002

	Principal Balance	Income/ Expense	Yield/ Rate	Principal Balance	Income/ Expense	Yield/ Rate	Principal Balance	Income/ Expense	Yield/ Rate
ASSETS
Federal Funds Sold and Other
Short-term Investments	$10,635	$129	1.21%	$25,007	$270	1.08%	$45,531	$754	1.66%

Securities:
Taxable	157,021	5,455	3.34%	154,946	5,023	3.24%	155,784	7,144	4.59%
Non-taxable	62,309	4,347	7.31%	75,507	5,371	7.11%	87,380	6,248	7.15%
Total Loans and Leases(2)	622,240	39,407	6.33%	618,340	41,951	6.78%	644,990	48,654	7.54%

TOTAL INTEREST EARNING ASSETS	852,205	49,338	5.79%	873,800	52,615	6.02%	933,685	62,800	6.73%

Other Assets	83,960			73,670			74,786
Less: Allowance for Loan Losses	(8,637)			(8,478)			(8,304)

TOTAL ASSETS	$927,528			$938,992			$1,000,167

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand Deposits	$121,173	$557	0.46%	$110,544	$612	0.55%	$99,781	$775	0.78%
Savings Deposits	163,272	1,188	0.73%	142,198	1,149	0.81%	143,318	1,941	1.35%
Time Deposits	330,898	10,002	3.02%	354,703	12,236	3.45%	380,249	15,960	4.20%
FHLB Advances and
Other Borrowings	101,067	4,724	4.67%	130,165	7,087	5.44%	165,247	9,816	5.94%

TOTAL INTEREST-BEARING LIABILITIES	716,410	16,471	2.30%	737,610	21,084	2.86%	788,595	28,492	3.61%

Demand Deposit Accounts	116,124			103,865			95,415
Other Liabilities	12,436			9,814			12,856

TOTAL LIABILITIES	844,970			851,289			896,866

Shareholders' Equity	82,558			87,703			103,301

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$927,528			$938,992			$1,000,167

NET INTEREST INCOME		$32,867			$31,531			$34,308

NET INTEREST MARGIN			3.86%			3.61%			3.67%

(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $1,442, $1,340, and $1,184 for 2004, 2003, and 2002, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income - Rate/Volume Analysis:
(Tax-Equivalent basis, dollars in thousands)

	2004 compared to 2003 Increase/(Decrease) Due to(1)			2003 compared to 2002 Increase/(Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net

Interest Income:
Federal Funds Sold and Other
Short-term Investments	$(171)	$30	$(141)	$(273)	$(211)	$(484)
Taxable Securities	68	364	432	(38)	(2,083)	(2,121)
Nontaxable Securities	(923)	(101)	(1,024)	(845)	(32)	(877)
Loans and Leases	263	(2,807)	(2,544)	(1,951)	(4,752)	(6,703)

Total Interest Income	(763)	(2,514)	(3,277)	(3,107)	(7,078)	(10,185)

Interest Expense:
Savings and Interest-bearing Demand	207	(223)	(16)	104	(1,059)	(955)
Time Deposits	(785)	(1,449)	(2,234)	(1,020)	(2,704)	(3,724)
FHLB Advances and Other Borrowings	(1,447)	(916)	(2,363)	(1,959)	(770)	(2,729)

Total Interest Expense	(2,025)	(2,588)	(4,613)	(2,875)	(4,533)	(7,408)

Net Interest Income	$1,262	$74	$1,336	$(232)	$(2,545)	$(2,777)

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

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance. Provisions for loan losses totaled $2,015,000, $811,000, and $1,115,000 in 2004, 2003 and 2002, respectively. The provision increased by $1,204,000 during 2004 compared with 2003. The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level, and finally at the consolidated level. During 2004, the core banking segment’s provisions for loan loss totaled $2,250,000 while the mortgage banking segment totaled a negative $235,000 provision for loan loss. These totals compare to a provision of $1,352,000 for the core banking segment in 2003 and a negative provision of $541,000 for the mortgage banking segment in 2003. During 2002, the core banking segment’s provision for loan loss totaled $1,365,000 while the mortgage banking segment totaled a negative $250,000 provision for loan loss.

The increase in provision for loan losses within the core banking segment during 2004 was largely attributable to the continued change in the composition of the Company’s loan portfolio toward a greater concentration in commercial and agricultural loans and less concentration in residential mortgage loans. Also contributing to the increased provision for loan losses has been an increase in specific allocations on internally classified loans and an overall higher level of net charge-offs during 2004.

The negative provision for loan losses in 2004, 2003, and 2002 within the mortgage banking segment has been driven by a declining level of portfolio residential real estate loans held by the mortgage banking segment. This decline has been due in large part to significant refinancing activity within the residential loan portfolio during 2002 and 2003 due to a historically low interest rate environment during those periods. Also contributing to the decline in the mortgage banking segment’s residential loan portfolio has been the Company’s operating strategy to sell fixed rate residential real estate loans into the secondary market rather than to rebuild the mortgage banking segment’s residential real estate portfolio.

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

NON-INTEREST INCOME

Non-interest income for 2004 was $9,620,000, a decline of $3,314,000 or 26%, as compared to $12,934,000 in 2003. The decline was predominantly attributable to an other-than-temporary impairment charge on the Company’s FHLMC and FNMA preferred stock portfolio recognized in the fourth quarter of 2004. Excluding the effect of this other-than-temporary charge of $3,682,000, non-interest income for 2004 would have been $13,302,000, an increase of $368,000 or 3% over that recorded in 2003. Non-interest income increased $3,425,000 or 36% when comparing 2003 to 2002. All categories of non-interest income increased by double-digit percentages in 2003.

Non-interest Income (dollars in thousands)				% Change From Prior Year
	2004	2003	2002	2004	2003
Trust and Investment Product Fees	$2,046	$1,627	$1,419	26%	15%
Service Charges on Deposit Accounts	3,537	3,391	2,574	4	32
Insurance Revenues	4,666	3,692	2,818	26	31
Other Operating Income	2,074	1,556	1,056	33	47

Subtotal	12,323	10,266	7,867	20	30
Net Gains on Sales of Loans and Related Assets	975	2,588	1,625	(62)	59
Net Gain / (Loss) on Securities	(3,678)	80	17	n/m (1)	371

TOTAL NON-INTEREST INCOME	$9,620	$12,934	$9,509	(26)	36

(1)  n/m = not meaningful

In 2004, Trust and Investment Product Fees increased $419,000 or 26% following an increase of $208,000 or 15% in 2003. The increase in fees over the past two years was primarily attributable to increased production from German American Financial Advisors (GAFA). GAFA was formed mid-year 2002 to provide expanded financial planning, full service brokerage, trust administration and other financial services.

Service Charges on Deposit Accounts increased 4% and 32% in 2004 and 2003, respectively. These increases were primarily attributable to the introduction of an overdraft protection service program during the second quarter of 2003.

Insurance Revenues increased 26% and 31% in 2004 and 2003, respectively. The increased Insurance Revenues were primarily the result of insurance agency acquisitions completed in late 2002 and in September 2003. To a lesser degree, internal growth within the Company’s existing property and casualty insurance operations also contributed to the increase. The most significant insurance agency acquisitions were completed September 2, 2003. On that date, the Company acquired substantially all of the assets, net of certain assumed liabilities, of two property and casualty insurance agencies, Hoosierland Agency based in Jasper, Indiana and Stafford-Williams Agency based in Washington, Indiana. These acquisitions significantly impacted the Company’s insurance revenues during 2004 and 2003. For more information on the business combination, see Note 18 to the Company’s consolidated financial statements included in Item 8 of this report.

For the year ended 2004, Other Operating Income increased 33%. The increase was partially attributable to an increase in the cash surrender value of Company Owned Life Insurance. The Company purchased $10.0 million of COLI during the third quarter of 2003. Also contributing to the increase in Other Operating Income was a reduced amount of mortgage servicing right impairment charges. During 2004, mortgage servicing right impairment charges were $37,000 as compared to $240,000 during 2003. The increase in Other Operating Income for 2003 as compared to 2002 was also primarily due to reduced impairment charges in the mortgage banking segment. Impairment charges totaled $721,000 in 2002.

Net Gains on Sales of Loans and Related Assets decreased 62% in 2004 following a 59% increase in 2003. The lower level of gains in 2004 resulted from lower residential mortgage loan production and subsequent loan sales. For the period ended December 31, 2003, the increase was attributable to historically low interest rates which produced an increased level of loan production and sales. Loan sales for 2004, 2003, and 2002 were $61.4 million, $181.2 million and $134.2 million, respectively.

The Company recorded a non-cash, other-than-temporary impairment charge of $3,682,000 ($2,430,000 after-tax) related to certain investments in FHLMC and FNMA preferred stock in the fourth quarter of 2004. For further discussion of the other-than-temporary charge, see the MANAGEMENT OVERVIEW and USE OF FUNDS sections of this Report as well as Note 2 to the Company’s consolidated financial statements included in Item 8 of this Report.

NON-INTEREST EXPENSE

For the year ended 2004, non-interest expense decreased 5% or $1,610,000 from 2003. The decline is primarily attributable to no Net Loss on Extinguishment of Borrowings, decreased Salaries and Employee Benefits and Occupancy Expense offset by an increase in Professional Fees and Other Operating Expenses. Non-interest expense increased 11% in 2003.

Non-interest Expense (dollars in thousands)				% Change From Prior Year
	2004	2003	2002	2004	2003
Salaries and Employee Benefits	$17,814	$18,062	$17,443	(1)%	4%
Occupancy, Furniture and Equipment Expense	4,292	4,574	4,050	(6)	13
FDIC Premiums	106	114	128	(7)	(11)
Data Processing Fees	1,186	1,126	1,098	5	3
Professional Fees	1,690	1,227	1,170	38	5
Advertising and Promotion	888	853	738	4	16
Supplies	527	633	660	(17)	(4)
Net Loss on Extinguishment of Borrowings	---	1,898	66	n/m (1)	2,776
Other Operating Expenses	4,106	3,732	3,614	10	3

TOTAL NON-INTEREST EXPENSE	$30,609	$32,219	$28,967	(5)	11

(1)  n/m = not meaningful

Salaries and Employee Benefits Expense, the largest component of non-interest expense, was approximately 58%, 56% and 60% of total non-interest expense in 2004, 2003, and 2002, respectively. For the year ended 2004, Salaries and Employee Benefit remained relatively stable with a modest 1% decline. In 2003, the 4% increase in Salaries and Employee Benefits resulted from increased expenses associated with retirement benefits and sales-related incentive compensation partially offset by a decrease in incentive compensation based on overall financial performance.

In 2004, the decrease in Occupancy, Furniture and Equipment Expense of 6% was primarily attributable to a decline in real estate and personal property taxes. In the state of Indiana counties reassessed real property in 2002 which carried over into 2003 and resulted in a delay of some tax billings until 2004. Due to the billing delay, the Company adjusted property tax accruals and expense during 2004 which resulted in a reduced level of real estate and personal property expense. Occupancy, Furniture and Equipment Expense increased 13% in 2003. This increase was primarily attributable to increased building, furniture and equipment expense as well software licenses and maintenance agreements expense.

During 2004 and 2003, Professional Fees increased 38% and 5%, respectively. For 2004, the increase was primarily the result of costs associated with ensuring the Company’s compliance with the requirements of Section 404 of the Sarbanes Oxley Act. The increase in 2003 was attributable to an increase in general audit and accounting fees.

The Company did not prepay any FHLB Advances during 2004. During 2003 the Company’s mortgage banking segment prepaid $40 million of FHLB Advances which resulted in a $1,898,000 net loss on extinguishment of borrowings. For further discussion of the prepayments of FHLB Advances please see the NET INTEREST INCOME section of this Report.

Other Operating Expenses increased 10% and 3% during 2004 and 2003, respectively. The Company’s property and casualty acquisition activity during late 2002 and in the third quarter 2003 resulted in an increased level of customer list intangible amortization during 2004 and 2003. The amortization expense associated with these acquisitions was $405,000 in 2004 and $136,000 in 2003. Also contributing to the increase in Other Operating Expenses for 2003 were increased claims incurred and an increased level of insurance reserves at the Company’s credit reinsurance subsidiary. For further discussion of intangible amortization, see Note 18 to the Company’s consolidated financial statements included in Item 8 of this Report.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 12.1%, 13.5%, and 17.4%, respectively, in 2004, 2003, and 2002. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. See Note 11 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

Since December 31, 2001, the Company’s effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company’s formation of investment subsidiaries in the state of Nevada by four of the Company’s banking subsidiaries.  The state of Nevada has no state or local income tax.  An auditor employed by the Indiana Department of Revenue (“Department”) has, in the course of the Department’s pending audit of the Company’s financial institutions tax return for the year 2002, advised the Company that the Department is considering issuing a notice of proposed assessment for unpaid financial institutions tax for the year 2002 of approximately $590,000 ($389,000 net of federal tax) plus interest, based on the auditor’s inclusion of the income of the Nevada subsidiaries in the Indiana return for that year.  If the Department issues such a notice of proposed assessment, the Company intends to file a protest with the Department contesting the proposed assessment and would defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002.

CAPITAL RESOURCES

The Company and affiliate banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. The Company and all affiliate banks at year-end 2004 were categorized as well-capitalized as that term is defined by the prompt corrective action regulations. The Company has agreed with its parent-company correspondent bank lender, JPMorgan Chase Bank, N.A., as a term of its line of credit with that lender (see “SOURCES OF FUNDS – Parent Company Funding sources”, below) that it will maintain the capital ratios of the Company and its affiliate banks at levels that would qualify it as well-capitalized as that term is defined by the prompt corrective action regulations. See Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

The Company continues to maintain a strong capital position. Shareholders’ equity totaled $83.7 million and $83.1 million at December 31, 2004 and 2003, respectively. Total equity represented 8.9% and 9.0%, respectively, of year-end total assets. The Company paid cash dividends of $6.1 million or $0.56 per share in 2004 compared with $6.0 million or $0.53 per share in 2003. During 2004, the Company purchased 44,000 shares of its common stock at a total cost of $708,000 under an on-going repurchase program.

USES OF FUNDS

LOANS

Total loans at year-end 2004 increased $17.8 million or 3% compared with year-end 2003. The composition of the loan portfolio continued to shift toward a commercial and agricultural base with less concentration in residential mortgage loans during 2004. The Company’s commercial and industrial loans increased $14.7 million or 5% and agricultural based loans increased $10.5 million or 11% during 2004. In a reversal of a declining trend over the past several years, consumer loans increased $8.1 million or 7% during 2004. The increases in these categories were partially mitigated by the decline in the residential mortgage loan portfolio. Residential mortgage loans declined $15.5 million or 14% during 2004 due primarily to the Company’s continued sale of a majority of residential loan production into the secondary market. While refinance activity slowed significantly during 2004 compared with the prior two years, loan rates were still considered historically low leading to the Company’s decision to continue to sell the majority of production into the secondary market.

Total loans at year-end 2003 increased by $1.1 million compared with year-end 2002. Residential mortgage loans declined $45.9 million or 29% during 2003 as the Company continued to sell a majority of new residential loan production in the secondary market. The Company’s commercial and industrial loan portfolio increased $41.3 million or 16% in 2003 while agricultural and poultry loans increased $7.8 million or 9%. Consumer loans declined $2.2 million or 2% during 2003.

The Company’s loan portfolio is diversified, with the heaviest concentration in commercial and industrial loans. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company’s concentration in residential mortgage loans has declined over the past several years as was discussed above.

Loan Portfolio dollars in thousands	December 31,
	2004	2003	2002	2001	2000

Residential Mortgage Loans	$94,800	$110,325	$156,180	$227,502	$312,199
Agricultural and Poultry	104,592	94,099	86,264	78,675	74,111
Commercial and Industrial Loans	308,763	294,015	252,744	227,872	188,213
Consumer Loans	122,888	114,816	116,987	123,840	135,596

Total Loans	631,043	613,255	612,175	657,889	710,119
Less: Unearned Income	(1,250)	(1,389)	(1,434)	(723)	(375)

Subtotal	629,793	611,866	610,741	657,166	709,744
Less: Allowance for Loan Losses	(8,801)	(8,265)	(8,301)	(8,388)	(9,274)

Loans, net	$620,992	$603,601	$602,440	$648,778	$700,470

Ratio of Loans to Total Loans:
Residential Mortgage Loans	15%	18%	26%	34%	44%
Agricultural and Poultry	17%	15%	14%	12%	10%
Commercial and Industrial Loans	49%	48%	41%	35%	27%
Consumer Loans	19%	19%	19%	19%	19%

Totals	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southwestern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2004 which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total

Commercial, Agricultural and Poultry	$138,305	$122,468	$152,582	$413,355

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans maturing after one year	$45,711	$229,340

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

Investment Portfolio, at Amortized Cost dollars in thousands	December 31,
	2004	%	2003	%	2002	%
Federal Funds Sold and Short-term Investments	$24,354	11%	$3,804	2%	$8,118	3%
U.S. Treasury and Agency Securities	4,060	2	4,112	2	9,500	4
Obligations of State and Political Subdivisions .	43,125	20	54,838	25	67,216	27
Asset- / Mortgage-backed Securities	131,614	60	136,674	63	143,247	57
Corporate Securities	503	n/m (1)	506	n/m (1)	4,990	2
Equity Securities	15,149	7	16,808	8	16,809	7

Total Securities Portfolio	$218,805	100%	$216,742	100%	$249,880	100%

(1)  n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $2.1 million at year-end 2004 compared with year-end 2003. At year-end 2004, the level of federal funds sold and short-term investments was elevated from year-end 2003 and from the levels throughout 2004. This increased level resulted from the cash flow nature of the Company’s portfolio with its concentration in mortgage related securities and the timing of reinvestment of this cash flow back into other types of securities at year-end. The Company has continued its strategy during 2004 of investing in mortgage related securities. The mortgage related securities provide structured cash flows in what has continued to be a relatively low interest rate environment.

The Company’s level of obligations of state and political subdivisions declined $11.7 million or 21% during 2004 and $12.4 million or 18% in 2003. The decline in obligations of state and political subdivisions has been primarily the result of the Company’s strategy to not invest in these traditionally longer-term securities during periods of relatively low interest rates. The Company continues to believe that at the proper time, investment in tax-advantaged obligations of state and political subdivisions is prudent. However, in the relatively low interest rate environment, investments in these types of securities have not been undertaken.

The Company’s equity portfolio in all periods disclosed in the table above was primarily comprised of floating rate preferred stock issued by FHLMC and FNMA. In the year ended December 31, 2004, the Company recognized a $3.68 million non-cash pre-tax charge for the other-than-temporary decline in value on this floating rate preferred stock portfolio. The Company accounts for these securities in accordance with SFAS No. 115, which requires that if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be recognized as expense in the income statement. Refer also to the sections entitled CRITICAL ACCOUNTING POLICIES AND ESTIMATES and NON-INTEREST INCOME in this Report and Note 2 to the Company’s consolidated financial statements included in Item 8 of this Report for further discussion of the equity securities portfolio and the other-than-temporary impairment charge recognized during 2004.

The amortized cost of investment securities, including federal funds sold and short-term investments, decreased $33.1 million or 13% at year-end 2003 compared with year-end 2002. The decline occurred in a majority of categories of securities during 2003. The overall decline in the securities was largely attributable to the repayment of FHLB borrowings, primarily in the mortgage banking segment, and the purchase of COLI by three of the Company’s affiliate banks.

Investment Securities, at Carrying Value dollars in thousands	December 31,
	2004	2003	2002

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions	$13,318	$17,417	$20,833

Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$4,034	$4,090	$9,535
Obligations of State and Political Subdivisions	30,621	38,579	47,610
Asset- / Mortgage-backed Securities	131,201	136,585	145,485
Corporate Securities	503	515	4,990
Equity Securities	15,317	16,024	16,228

Subtotal of Securities Available-for-Sale	181,676	195,793	223,848

Total Securities	$194,994	$213,210	$244,681

The Company’s $181.7 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not be interpreted as an indication that management anticipates such sales.

The amortized cost of debt securities at December 31, 2004 are shown in the following table by expected maturity. Asset/ mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2004:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years			After Ten Years
	Amount	Yield	Amount	Yield	Amount		Yield	Amount		Yield
U.S. Treasuries and
Agencies	$510	1.59%	$3,550	2.95%	$	---	N/A	$	---	N/A
State and Political
Subdivisions	2,366	7.87%	9,125	7.68%		17,486	7.82%		14,148	7.48%
Asset- / Mortgage-backed
Securities	22,684	2.69%	108,744	3.63%		119	7.91%		67	6.00%
Corporate Securities	---	N/A	503	3.42%		---	N/A		---	N/A

Totals	$25,560	3.15%	$121,922	3.91%		$17,605	7.82%		$14,215	7.47%

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2004. These contractual obligations primarily consisted of long-term borrowings with the FHLB and Bank One, N.A. (now JPMorgan Chase Bank, N.A.), time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations dollars in thousands	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Borrowings	$69,941	$32,335	$4,802	$11,194	$21,610
Time Deposits	321,915	197,162	90,465	34,264	24
Lease Commitments	291	88	124	55	24

Total	$392,147	$229,585	$95,391	$45,513	$21,658

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances dollars in thousands				% Change From Prior Year
	2004	2003	2002	2004	2003
Demand Deposits
Non-interest Bearing	$116,124	$103,865	$95,415	12%	9%
Interest Bearing	121,173	110,544	99,781	10	11
Savings Deposits	65,757	61,295	55,056	7	11
Money Market Accounts	97,515	80,903	88,262	21	(8)
Other Time Deposits	268,842	298,430	321,911	(10)	(7)

Total Core Deposits	669,411	655,037	660,425	2	(1)
Certificates of Deposits of $100,000 or
more and Brokered Deposits	62,056	56,273	58,338	10	(4)
FHLB Advances and
Other Borrowings	101,067	130,165	165,247	(22)	(21)

Total Funding Sources	$832,534	$841,475	$884,010	(1)	(5)

Maturities of certificates of deposit of $100,000 or more are summarized as follows:

	3 Months Or Less	3 thru 6 Months	6 thru 12 Months	Over 12 Months	Total

December 31, 2004	$25,495	$10,386	$17,875	$15,827	$69,583

CORE DEPOSITS

The Company’s overall level of average core deposits has remained relatively stable during 2004 and 2003, with an increase of 2% in 2004 and a decline of 1% in 2003. The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products. Management does believe that core deposits continue to represent a stable and viable funding source for the Company’s operations, but expects, in large part due to the prolonged low interest rate environment that has been experienced, that a portion of non-maturity deposits may be less stable for the Company in a time of prolonged economic recovery and increased interest rates.

Demand, savings and money market deposits have provided a growing source of funding for the company in each of the periods reported. Average demand, savings and money market deposits totaled $400.6 million or 60% of core deposits in 2004 compared with $356.6 million or 54% in 2003 and $338.5 million or 51% in 2002. This increase during 2004 and 2003 has contributed significantly to the decline in the Company’s cost of funds as was discussed in the NET INTEREST INCOME section of this Report.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits declined by 10% and 7% in both 2004 and 2003. Other time deposits comprised 40% of core deposits in 2004 compared with 46% in 2003 and 49% in 2002. Management believes a portion of the decline in other time deposits has migrated to non-maturity deposit accounts assisting in the growth of that portion of the Company’s funding source. It is believed the interest rate environment has driven this migration.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding for its bank subsidiaries. Average borrowed funds decreased $29.1 million or 22% during 2004. This decline followed a decline of $35.1 million or 21% in 2003. Borrowings comprised 12%, 15%, and 19% of total funding sources in 2004, 2003, and 2002, respectively. The decline in average borrowed funds during 2004 and 2003 was primarily the result of repayment of FHLB advances, primarily by the Company’s mortgage banking segment, during the fourth quarter of 2002 and throughout 2003. During those periods the Company’s mortgage banking segment repaid approximately $70.0 million of FHLB advances. In some instances those advances were paid prior to maturity. See NET INTEREST INCOME and NON-INTEREST EXPENSE for a discussion of the impact of these prepayments on the Company’s results of operations.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiaries. Large denomination certificates and brokered deposits increased $5.8 million or 10% during 2004 following a decline of $2.1 million or 4% in 2003. Large certificates and brokered deposits comprised approximately 7% of total funding sources in 2004, 2003, and 2002.

The bank subsidiaries of the Company also utilize short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within one day of the transaction date, and secured overnight variable rate borrowings from the FHLB. These borrowings represent an important source of short-term liquidity for the bank subsidiaries of the Company. Long-term debt is in the form of FHLB advances, which are secured by the pledge of certain investment securities and residential mortgage loans. See Note 8 to the Company’s consolidated financial statements included in item 8 of this Report for further information regarding borrowed funds.

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

In conjunction with the self tender offer the Company completed on March 20, 2003, the parent company entered into a borrowing agreement with a correspondent bank lender, Bank One, N.A., Chicago, Illinois (now JPMorgan Chase Bank, N.A.) for the purpose of funding stock repurchases and parent company working capital needs. The borrowing agreement included a revolving line of credit for up to $15.0 million with interest payable quarterly at a rate of 90 day LIBOR plus 1.25% with an additional commitment fee for the unused portion of the line of credit. The line of credit was scheduled to terminate, and the amount borrowed was scheduled to become payable, in March 2005. The Company initially borrowed $8.0 million under the terms of the loan at the time the tender offer was completed. The balance of the parent company borrowing totaled $10.5 million at December 31, 2004 and $12.0 million at March 1, 2005.

JPMorgan Chase Bank, N.A., has agreed to modify and extend the line of credit and the amounts borrowed under similar terms to the initial loan, and the Company anticipates that the new credit documents will be executed and delivered between the Company and JPMorgan Chase Bank, N.A., prior to maturity of the initial loan. The most notable modification to the terms will be an increase in the line of credit to $20.0 million, of which $12.0 million will be advanced at inception to renew the indebtedness for advances that had been made under the prior loan. The new line of credit will terminate not later than August 31, 2006, and upon termination of the line of credit the amounts of all advances then outstanding will be due and payable. The line of credit will include usual and customary covenants and conditions, including a covenant that requires that the Company maintain the capital ratios of the Company and of its affiliate banks at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies. The Company intends to utilize dividends that are available from its banking subsidiaries as the primary source of repayment for its borrowings under this line of credit. As described above, statutory and regulatory requirements may restrict the payment of dividends by the bank subsidiaries, depending upon their earnings and capital positions, during the period ending August 31, 2006, in amounts sufficient to retire the indebtedness of JPMorgan Chase Bank, N.A., in full by such time, in which event the Company may seek to extend the line of credit or refinance the amount outstanding with that lender or seek other sources of equity or debt capital.

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

LENDING AND LOAN ADMINISTRATION

Primary responsibility and accountability for day-to-day lending activities rests with the Company’s affiliate banks. Loan personnel at each bank have the authority to extend credit under guidelines approved by the bank’s board of directors. Executive and board loan committees active at each bank serve as vehicles for communication and for the pooling of knowledge, judgment and experience of its members. These committees provide valuable input to lending personnel, act as an approval body, and monitor the overall quality of the banks’ loan portfolios. The Corporate Risk Management Committee, comprised of members of the Company’s executive officers and board of directors, strive to ensure a consistent application of the Company’s lending policies. The Company also maintains a comprehensive risk-weighting and loan review program for its affiliate banks, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

The Company maintains an allowance for loan losses to cover probable, incurred credit losses identified during its loan review process. Management estimates the required level of allowance for loan losses using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgement, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

Allowance for Loan Losses dollars in thousands	Years Ended December 31,
	2004	2003	2002	2001	2000
Balance of allowance for possible
losses at beginning of period	$8,265	$8,301	$8,388	$9,274	$9,101
Loans charged-off:
Residential Mortgage Loans	367	474	481	637	1,188
Agricultural and Poultry Loans	---	---	89	66	134
Commercial and Industrial Loans	904	562	183	659	347
Consumer Loans	579	595	832	990	748

Total Loans charged-off	1,850	1,631	1,585	2,352	2,417

Recoveries of previously charged-off Loans:
Residential Mortgage Loans	31	281	77	54	14
Agricultural and Poultry Loans	11	11	2	191	29
Commercial and Industrial Loans	118	316	59	374	120
Consumer Loans	211	176	245	187	196

Total Recoveries	371	784	383	806	359

Net Loans recovered / (charged-off)	(1,479)	(847)	(1,202)	(1,546)	(2,058)
Additions to allowance charged to expense	2,015	811	1,115	660	2,231

Balance at end of period	$8,801	$8,265	$8,301	$8,388	$9,274

Net Charge-offs to Average Loans Outstanding	0.24%	0.14%	0.19%	0.22%	0.27%
Provision for Loan Losses to Average Loans Outstanding	0.32%	0.13%	0.17%	0.09%	0.29%
Allowance for Loan Losses to Total Loans at Year-end	1.39%	1.35%	1.36%	1.27%	1.31%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Residential Mortgage Loans	$790	$839	$1,126	$1,958	$2,235
Agricultural and Poultry	982	704	781	812	1,097
Commercial and Industrial Loans	5,906	5,358	4,687	3,487	3,582
Consumer Loans	1,043	1,158	1,140	921	935
Unallocated	80	206	567	1,210	1,425

Total Loans	$8,801	$8,265	$8,301	$8,388	$9,274

The increase in specific allocations resulted primarily from commercial and agricultural loan growth, which includes larger credits and the reclassification of individual loans identified in the Company’s comprehensive risk weighting and loan review program. The trend in the decline in residential mortgage loan allocations has resulted from the trend of declining net charge-offs and the lower concentration of this type of loans. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, lending staff quality, industry trends impacting specific portfolio segments, and broad portfolio quality trends. Therefore, the ratio of allocated to unallocated components within the total allowance has fluctuated from period to period.

Net charge-offs increased to $1,479,000 or 0.24% of average outstanding loans during 2004. This level compares to net charge-offs of $847,000 or 0.14% of average outstanding loans in 2003 and $1,202,000 or 0.19% of average outstanding loans in 2002. The increase in 2004 was attributable to a modestly higher level of loan charge-offs of $219,000 coupled with a $413,000 reduction in the level of recoveries of previously charged-off loans. The increase in the level of loan charge-offs in 2004 was attributable primarily to commercial and industrial loans, but was not necessarily attributable to a particular segment within the commercial and industrial portfolio. The increase in net charge-offs during 2004 followed declines in both 2003 and 2002. Please see PROVISION FOR LOAN LOSSES in the discussion regarding the RESULTS OF OPERATIONS and ALLOWANCE FOR LOAN LOSSES in the discussion regarding CRITICAL ACCOUNTING POLICIES AND ESTIMATES for additional information regarding the allowance.

NON-PERFORMING ASSETS

Non-performing assets consist of: (a) non-accrual loans; (b) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower; (c) loans past due 90 days or more as to principal or interest; and, (d) other real estate owned. Loans are placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more or when the borrower’s ability to repay becomes doubtful. Uncollected interest accrued in the current year is reversed against income at the time a loan is placed on non-accrual. Loans are charged-off at 120 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection. The following table presents an analysis of the Company’s non-performing assets.

Non-performing Assets dollars in thousands	December 31,
	2004	2003	2002	2001	2000

Non-accrual Loans	$5,750	$1,817	$1,773	$3,452	$8,014
Past Due Loans (90 days or more)	831	962	1,095	916	1,513
Restructured Loans	---	---	365	367	---

Total Non-performing Loans	6,581	2,779	3,233	4,735	9,527
Other Real Estate	213	749	1,812	1,612	1,579

Total Non-performing Assets	$6,794	$3,528	$5,045	$6,347	$11,106

Non-performing Loans to Total Loans	1.04%	0.45%	0.53%	0.72%	1.34%
Allowance for Loan Losses to Non-performing Loans	133.73%	297.41%	256.76%	177.15%	97.34%

Non-performing loans increased to 1.04% of total loans at year-end 2004 after declines in both 2003 and 2002. The increase in 2004 was largely attributable to commercial and industrial loans. A significant portion of the increase in non-performing loans at year-end 2004 related to a single commercial real estate credit. Management does not believe the non-accrual status of this credit is indicative of its potential loss exposure and anticipates achieving a resolution of the problems that have resulted in this credit being placed on non-accrual status by as early as June 30, 2005, on terms that would not result in a material loss to the Company in excess of the amount that has been specifically reserved for this credit in the allowance for loan losses as of December 31, 2004. Management considers the level of non-performing loans to be manageable within the Company’s normal course of business, and continues to actively work with the borrowers that comprise the non-performing loan portfolio. The Company is also continuing to monitor specific individual credits within the real estate development, manufacturing and lodging industry segments, that have not yet benefited from the improving economic climate.

Interest income recognized on non-performing loans for 2004 was $301,000. The gross interest income that would have been recognized in 2004 on non-performing loans if the loans had been current in accordance with their original terms was $596,000. Loans are placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial, agricultural and poultry loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The total dollar amount of impaired loans at December 31, 2004 was $5,523,000. For additional detail on impaired loans, see Note 3 to the Company’s consolidated financial statements included in Item 8 of this report.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than stand-by letters of credit as disclosed in Note 14 to the Company’s consolidated financial statements.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2004 the Company’s estimated NPV might be expected to increase in the event of an increase in prevailing interest rates, and might be expected to decrease in the event of a decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2004

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	$ Amount	% Change	NPV Ratio	Change
+2%	$ 121,858	6.03%	13.27%	39 b.p.
+1%	119,736	4.19	12.88	65 b.p.
Base	114,923	---	12.23	---
-1%	107,168	(6.75)	11.31	(92) b.p.
-2%	98,403	(14.37)	10.31	(100) b.p.

The above discussion, and the portions of MANAGEMENT’S DISCUSSION AND ANALYSIS that are referenced in the above discussion contains statements relating to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in MANAGEMENT’S DISCUSSION AND ANALYSIS in Item 7 of this report, and those that are described in Item 1 of this report, “Business,” under the caption “Forward-Looking Statements and Associated Risks,” which discussions are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

        Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Shareholders
German American Bancorp
Jasper, Indiana

        We have audited the accompanying consolidated balance sheets of German American Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

Indianapolis, Indiana February 28, 2005	/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

        Consolidated Balance Sheets
        Dollars in thousands, except per share data

	December 31,
	2004	2003
ASSETS
Cash and Due from Banks	$23,312	$28,729
Federal Funds Sold and Other Short-term Investments	24,354	3,804

Cash and Cash Equivalents	47,666	32,533

Securities Available-for-Sale, at Fair Value	181,676	195,793
Securities Held-to-Maturity, at Cost (Fair value of $13,636 and $17,964 on
December 31, 2004 and 2003, respectively)	13,318	17,417

Loans Held-for-Sale	3,122	1,416

Loans	631,043	613,255
Less: Unearned Income	(1,250)	(1,389)
Allowance for Loan Losses	(8,801)	(8,265)

Loans, Net	620,992	603,601

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,542	12,944
Premises, Furniture and Equipment, Net	20,231	21,605
Other Real Estate	213	749
Goodwill	1,794	1,794
Intangible Assets	2,378	2,804
Company Owned Life Insurance	18,540	17,831
Accrued Interest Receivable and Other Assets	18,622	17,459

TOTAL ASSETS	$942,094	$925,946

LIABILITIES
Non-interest-bearing Demand Deposits	$123,127	$112,689
Interest-bearing Demand, Savings, and Money Market Accounts	305,341	266,652
Time Deposits under $100,000	252,332	283,959
Time Deposits $100,000 or more and Brokered Deposits	69,583	53,833

Total Deposits	750,383	717,133

FHLB Advances and Other Borrowings	95,614	112,559
Accrued Interest Payable and Other Liabilities	12,428	13,128

TOTAL LIABILITIES	858,425	842,820

SHAREHOLDERS' EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	---	---
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	10,898	10,933
Additional Paid-in Capital	66,817	67,532
Retained Earnings	5,778	4,653
Accumulated Other Comprehensive Income	176	8

TOTAL SHAREHOLDERS' EQUITY	83,669	83,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$942,094	$925,946

End of period shares issued and outstanding	10,898,241	10,932,882

See accompanying notes to consolidated financial statements.

        Consolidated Statements of Income
        Dollars in thousands, except per share data

	Years ended December 31,

	2004	2003	2002

INTEREST INCOME
Interest and Fees on Loans	$39,257	$41,781	$48,471
Interest on Federal Funds Sold and Other Short-term Investments	129	270	754
Interest and Dividends on Securities:
Taxable	5,455	5,023	7,144
Non-taxable	2,869	3,545	4,125

TOTAL INTEREST INCOME	47,710	50,619	60,494

INTEREST EXPENSE
Interest on Deposits	11,747	13,997	18,676
Interest on FHLB Advances and Other Borrowings	4,724	7,087	9,816

TOTAL INTEREST EXPENSE	16,471	21,084	28,492

NET INTEREST INCOME	31,239	29,535	32,002
Provision for Loan Losses	2,015	811	1,115

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,224	28,724	30,887

NON-INTEREST INCOME
Trust and Investment Product Fees	2,046	1,627	1,419
Service Charges on Deposit Accounts	3,537	3,391	2,574
Insurance Revenues	4,666	3,692	2,818
Other Operating Income	2,074	1,556	1,056
Net Gains on Sales of Loans and Related Assets	975	2,588	1,625
Net Gain / (Loss) on Securities	(3,678)	80	17

TOTAL NON-INTEREST INCOME	9,620	12,934	9,509

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,814	18,062	17,443
Occupancy Expense	2,121	2,354	2,184
Furniture and Equipment Expense	2,171	2,220	1,866
Data Processing Fees	1,186	1,126	1,098
Professional Fees	1,690	1,227	1,170
Advertising and Promotion	888	853	738
Supplies	527	633	660
Net Loss on Extinguishment of Borrowings	---	1,898	66
Other Operating Expenses	4,212	3,846	3,742

TOTAL NON-INTEREST EXPENSE	30,609	32,219	28,967

Income before Income Taxes	8,235	9,439	11,429
Income Tax Expense	996	1,271	1,987

NET INCOME	$7,239	$8,168	$9,442

Earnings per Share	$0.66	$0.73	$0.79

Diluted Earnings per Share	$0.66	$0.73	$0.78

See accompanying notes to consolidated financial statements.

        Consolidated Statements of Changes in Shareholders' Equity
        Dollars in thousands, except per share data

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balances, January 1, 2002	11,038,675	$11,039	$72,238	$18,133	$799	$102,209

Comprehensive Income:
Net Income				9,442		9,442
Changes in Unrealized Gain/(Loss)
on Securities Available for Sale, net					1,125	1,125

Total Comprehensive Income						10,567
Cash Dividends ($.51 per share)				(6,136)		(6,136)
Issuance of Common Stock for:
Exercise of Stock Options	5,966	6	281	(263)		24
Director Stock Awards	18,762	19	290			309
Employee Benefit Plans	3,104	3	49			52
Dividend Reinvestment Plan	15,459	15	260			275
5% Stock Dividend	544,051	544	8,302	(8,846)		---
Employee Stock Purchase Plan			(66)			(66)
Purchase and Retirement of Common Stock	(165,286)	(165)	(2,518)			(2,683)
Purchase of Interest in Fractional Shares				(32)		(32)

Balances, December 31, 2002	11,460,731	11,461	78,836	12,298	1,924	104,519

Comprehensive Income:
Net Income				8,168		8,168
Changes in Unrealized Gain/(Loss)
on Securities Available for Sale, net					(1,747)	(1,747)
Change in Minimum Pension Liability					(169)	(169)

Total Comprehensive Income						6,252
Cash Dividends ($.53 per share)				(5,984)		(5,984)
Issuance of Common Stock for:
Exercise of Stock Options	14,807	15	555	(542)		28
Director Stock Awards	15,939	16	288			304
5% Stock Dividend	520,233	520	8,740	(9,260)		---
Employee Stock Purchase Plan			(120)			(120)
Purchase and Retirement of Common Stock	(1,078,828)	(1,079)	(20,767)			(21,846)
Purchase of Interest in Fractional Shares				(27)		(27)

Balances, December 31, 2003	10,932,882	10,933	67,532	4,653	8	83,126

Comprehensive Income:
Net Income				7,239		7,239
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					178	178
Changes in Minimum Pension Liability					(10)	(10)

Total Comprehensive Income						7,407
Cash Dividends ($.56 per share)				(6,114)		(6,114)
Issuance of Common Stock for:
Exercise of Stock Options	9,359	9	25			34
Employee Stock Purchase Plan			(76)			(76)
Purchase and Retirement of Common Stock	(44,000)	(44)	(664)			(708)

Balances, December 31, 2004	10,898,241	$10,898	$66,817	$5,778	$176	$83,669

See accompanying notes to consolidated financial statements.

        Consolidated Statements of Cash Flows
        Dollars in thousands

	Years Ended December 31,

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,239	$8,168	$9,442
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,042	2,134	1,635
Depreciation and Amortization	2,734	2,585	2,125
Amortization and Impairment of Mortgage Servicing Rights	504	660	992
Net Change in Loans Held-for-Sale	(2,349)	10,032	(8,587)
Loss in Investment in Limited Partnership	162	223	170
Provision for Loan Losses	2,015	811	1,115
Loss / (Gain) on Securities, net	3,678	(80)	(17)
Loss / (Gain) on Sales of Other Real Estate and Repossessed Assets	(17)	222	(42)
Loss / (Gain) on Disposition and Impairment of Premises and Equipment	30	20	(48)
Loss on Extinguishment of Borrowings	---	1,898	66
Director Stock Awards	---	304	309
FHLB Stock Dividends	(598)	(482)	---
Increase in Cash Surrender Value of Company Owned Life Insurance (COLI)	(709)	(432)	(362)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(1,272)	(531)	11,192
Interest Payable and Other Liabilities	(717)	(125)	1,330

Net Cash from Operating Activities	11,742	25,407	19,320

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Interest-bearing Balances with Banks	---	---	299
Proceeds from Maturities of Securities Available-for-Sale	36,745	140,227	68,351
Proceeds from Sales of Securities Available-for-Sale	1,986	18,239	19,975
Purchase of Securities Available-for-Sale	(29,059)	(135,116)	(143,944)
Proceeds from Maturities of Securities Held-to-Maturity	4,095	3,420	2,223
Purchase of Loans	(12,837)	(5,570)	(4,701)
Proceeds from Sales of Loans	2,894	2,644	1,025
Loans Made to Customers, net of Payments Received	(10,216)	219	47,047
Proceeds from Sales of Other Real Estate	1,306	1,576	1,353
Property and Equipment Expenditures	(1,328)	(2,083)	(4,175)
Proceeds from Sales of Property and Equipment	364	6	547
Purchase of Company Owned Life Insurance	---	(10,000)	---
Acquire Insurance Agencies	---	(2,513)	(325)

Net Cash from Investing Activities	(6,050)	11,049	(12,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	33,250	9,939	(19,680)
Change in Short-term Borrowings	(10,006)	25,047	(7,027)
Advances in Long-term Debt	4,500	8,000	1,145
Repayments of Long-term Debt	(11,439)	(54,705)	(36,250)
Issuance of Common Stock	34	28	351
Purchase / Retire Common Stock	(708)	(21,846)	(2,683)
Employee Stock Purchase Plan	(76)	(120)	(66)
Dividends Paid	(6,114)	(5,984)	(6,136)
Purchase of Interests in Fractional Shares	---	(27)	(32)

Net Cash from Financing Activities	9,441	(39,668)	(70,378)

Net Change in Cash and Cash Equivalents	15,133	(3,212)	(63,383)
Cash and Cash Equivalents at Beginning of Year	32,533	35,745	99,128

Cash and Cash Equivalents at End of Year	$47,666	$32,533	$35,745

Cash Paid During the Year for:
Interest	$16,813	$21,627	$29,189
Income Taxes	786	1,026	1,214

See accompanying notes to consolidated financial statements.

         Notes to the Consolidated Financial Statements
         Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
German American Bancorp operations are primarily comprised of four business segments: core banking, mortgage banking, financial services and insurance operations. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates susceptible to change in the near term include the allowance for loan losses, other-than-temporary impairment of securities, the fair value of mortgage servicing rights and financial instruments, the valuation allowance on deferred tax assets and loss contingencies.

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

Premium amortization is deducted from, and discount accretion is added to, interest income using the level yield method. The cost of securities sold is computed on the identified securities method. Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or fair value, in aggregate.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments. Interest income is discontinued on impaired loans and loans past due 90 days or more, unless the loan is well secured and in process of collection. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

NOTE 1 – Summary of Significant Accounting Policies (continued)

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

Premises, Furniture and Equipment
Land is carried at cost. Premises, furniture and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Other Real Estate
Other Real Estate is carried at the lower of cost or fair value, less estimated selling costs. Expenses incurred in carrying Other Real Estate are charged to operations as incurred.

Goodwill and Other Intangible Assets
Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized, but is assessed at least annually for impairment with any such impairment recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized on a straight-line method over their estimated useful lives, which range from 7 to 10 years.

Company Owned Life Insurance
The Company has purchased life insurance policies on certain directors and executives. This life insurance is recorded at its cash surrender value or the amount that can be realized.

Servicing Rights
Servicing rights are recognized and included with other assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type and age, with any impairment of a grouping reported as a valuation allowance. Fair value is determined based upon discounted cash flows using market based assumptions.

Loss contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

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

	2004	2003	2002

Net Income as Reported	$ 7,239	$ 8,168	$ 9,442
Compensation Expense Under Fair Value Method, Net of Tax	246	268	229

Pro forma Net Income	$ 6,993	$ 7,900	$ 9,213
Pro forma Earnings per Share	$ 0.64	$ 0.71	$ 0.77
Proforma Diluted Earnings per Shares	$ 0.64	$ 0.70	$ 0.77
Earnings per Share as Reported	$ 0.66	$ 0.73	$ 0.79
Diluted Earnings per Share as Reported	$ 0.66	$ 0.73	$ 0.78

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

For options granted during 2004, 2003 and 2002, the weighted-average fair values at grant date are $2.89, $3.04 and $2.88, respectively. The fair value of options granted during 2004, 2003 and 2002 was estimated using the following weighted-average information: risk-free interest rate of 2.79%, 2.56% and 3.89%, expected life of 4.3, 4.4 and 4.1 years, expected volatility of stock price of .24, .25 and .27, and expected dividends of 3.20%, 3.11% and 2.88% per year.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in minimum pension liability, which are also recognized as a separate component of equity.

Income Taxes
Deferred tax liabilities and assets are determined at each balance sheet date and are the result of differences in the financial statement and tax bases of assets and liabilities. Income tax expense is the amount due on the current year tax returns plus or minus the change in deferred taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Share
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

New Accounting Pronouncements
FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified on or after July 1, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $48 during the balance of 2005, $58 in 2006, $27 in 2007, $9 in 2008, and $1 in 2009. There will be no significant effect on financial position as total equity will not change.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect of this new standard on the Company’s financial position and results of operations will depend upon the amount of such loans acquired in the future.

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

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 2 – Securities

The amortized cost, gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Securities Available-for-Sale:
2004
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$4,060	$	---	$(26)	$4,034
Obligations of State and Political Subdivisions	29,807		829	(15)	30,621
Asset- / Mortgage-backed Securities	131,614		455	(868)	131,201
Corporate Securities	503		---	---	503
Equity Securities	15,149		168	---	15,317

Total	$181,133		$1,452	$(909)	$181,676

2003
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$4,112		$1	$(23)	$4,090
Obligations of State and Political Subdivisions	37,421		1,178	(20)	38,579
Asset- / Mortgage-backed Securities	136,674		590	(679)	136,585
Corporate Securities	506		9	---	515
Equity Securities	16,808		286	(1,070)	16,024

Total	$195,521		$2,064	$(1,792)	$195,793

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities Held-to-Maturity:
2004
Obligations of State and Political Subdivisions	$13,318	$319	$(1)	$13,636

2003
Obligations of State and Political Subdivisions	$17,417	$552	$(5)	$17,964

The amortized cost and fair value of Securities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value

Securities Available-for-Sale:
Due in one year or less	$1,330	$1,333
Due after one year through five years	8,494	8,604
Due after five years through ten years	14,690	15,162
Due after ten years	9,856	10,059
Asset- / Mortgage-backed Securities	131,614	131,201
Equity Securities	15,149	15,317

Totals	$181,133	$181,676

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

	Carrying Amount	Fair Value

Securities Held-to-Maturity:
Due in one year or less	$1,547	$1,552
Due after one year through five years	4,683	4,820
Due after five years through ten years	2,796	2,877
Due after ten years	4,292	4,387

Totals	$13,318	$13,636

Proceeds from the Sales of Securities are summarized below:

	2004 Available- for-Sale	2003 Available- for-Sale	2002 Available- for-Sale

Proceeds from Sales and Calls	$1,986	$18,239	$19,975
Gross Gains on Sales and Calls	5	126	17
Gross Losses on Sales and Calls	---	(46)	---

Income Taxes on Gross Gains	2	43	6
Income Taxes on Gross Losses	---	(16)	---

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $94,995 and $89,398 as of December 31, 2004 and 2003, respectively.

Below is a summary of securities with unrealized losses as of year-end 2004 and 2003, presented by length of time the securities have been in an unrealized loss position:

At December 31, 2004:	Less than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss		Fair Value		Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities and Obligations of
Government Corporations and Agencies	$2,534	$(26)	$	---	$	---	$2,534	$(26)
Obligations of State and Political Subdivisions	2,085	(16)		---		---	2,085	(16)
Asset- / Mortgage-backed Securities	74,038	(570)		19,458		(298)	93,496	(868)
Corporate Securities	---	---		---		---	---	---
Equity Securities	---	---		---		---	---	---

Total	$78,657	$(612)		$19,458		$(298)	$98,115	$(910)

The Company’s equity portfolio is primarily comprised of floating rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). In the year ended December 31, 2004, the Company recognized a $3.68 million non-cash, pre-tax charge for the other-than-temporary decline in value on this floating rate preferred stock portfolio. The Company accounts for these securities in accordance with SFAS No. 115, which requires that if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be recognized as expense in the income statement. During the quarter ended December 31, 2004, public disclosures regarding accounting practices at FNMA and a multi-billion dollar FNMA preferred stock issuance with a substantially different structure and higher yield than previous offerings had a detrimental effect on the fair value of both the FHLMC and FNMA preferred stock holdings. As a result of these factors and the magnitude and length of time the market value had been below cost, management could not forecast full recovery of the fair values in a reasonable time period and concluded that the preferred stock is other than temporarily impaired. Accordingly, the other-than-temporary impairment was recognized in the income statement as an investment securities loss.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

The Company’s Asset/Mortgage backed securities portfolio has been issued primarily by governmental agencies (i.e. GNMA, FNMA, and FHLMC). Gross unrealized losses on these securities that have been in a continuous unrealized loss position for twelve months or longer were $298 at December 31, 2004. The Company has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value was largely due to changes in market interest rates, therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Gross unrealized losses on all securities that have been in an unrealized loss position for less than twelve months were $612 at December 31, 2004. The Company has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value was largely due to changes in market interest rates, therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

At December 31, 2003:	Less than 12 Months		12 Months or More			Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities and Obligations of
Government Corporations and Agencies	$2,051	$(23)	$	---	---	$2,051	$(23)
Obligations of State and Political Subdivisions	1,491	(7)		1,608	(18)	3,099	(25)
Asset- / Mortgage-backed Securities	68,906	(679)		---	---	68,906	(679)
Corporate Securities	---	---		---	---	---	---
Equity Securities	---	---		4,663	(1,070)	4,663	(1,070)

Total	$72,448	$(709)		$6,271	$(1,088)	$78,719	$(1,797)

At December 31, 2003, unrealized losses on the Company’s securities portfolio were not recognized into income because the securities were of high credit quality (rated AA or higher), management had the intent and ability to hold for the foreseeable future, and the decline in fair value was largely due to changes in market interest rates. The Company’s Asset/Mortgage backed securities portfolio and Equity portfolio was issued primarily by governmental agencies (i.e. GNMA, FNMA, and FHLMC) and the equity securities were preferred shares that carried a variable interest rate. The fair value was expected to recover as the securities approached their maturity/repricing date and/or market rates changed.

NOTE 3 – Loans

Loans were comprised of the following classifications at December 31:

	2004	2003
Residential Mortgage Loans	$94,800	$110,325
Agricultural and Poultry Loans	104,592	94,099
Commercial and Industrial Loans	308,763	294,015
Consumer Loans	122,888	114,816

Totals	$631,043	$613,255

Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing and Restructured Loans	$831	$962
Non-accrual loans	5,750	1,817

Totals	$6,581	$2,779

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

Information regarding impaired loans:	2004	2003

Year-end impaired loans with no allowance for loan losses allocated	$905	$834
Year-end impaired loans with allowance for loan losses allocated	4,618	1,355

Amount of allowance allocated to impaired loans	992	246	2002

Average balance of impaired loans during the year	4,400	1,313	$ 2,025

Interest income recognized during impairment	263	103	110
Interest income recognized on cash basis	243	102	101

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2004. A summary of the activity of these loans follows:

Balance January 1, 2004	Additions	Changes in Persons Included	Deductions Collected Charged-off		Balance December 31, 2004
$16,945	$19,327	$515	$(12,918)	$---	$23,869

NOTE 4 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	2004	2003	2002
Balance as of January 1	$8,265	$8,301	$8,388
Provision for Loan Losses	2,015	811	1,115
Recoveries of Prior Loan Losses	371	784	383
Loan Losses Charged to the Allowance	(1,850)	(1,631)	(1,585)

Balance as of December 31	$8,801	$8,265	$8,301

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 5 – Mortgage Banking

The amount of loans serviced by the Company for the benefit of others was $316,948 and $305,927 at December 31, 2004 and 2003. These loans are owned by outside parties and are not included in the assets of the Company.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows. The net balance of mortgage servicing rights is included in Other Assets.

	2004	2003	2002
Servicing Rights:
Beginning of Year	$3,368	$2,694	$1,979
Additions	643	1,687	986
Amortized to Expense	(467)	(420)	(271)
Direct Write-downs	(145)	(593)	---

End of Year	$3,399	$3,368	$2,694

Valuation Allowance:
Beginning of Year	$885	$1,238	$517
Additions Expensed	363	706	784
Reductions Credited to Expense	(326)	(466)	(63)
Direct Write-downs	(145)	(593)	---

End of Year	$777	$885	$1,238

The fair value of servicing rights was $2,695 and $2,647 at December 31, 2004 and 2003. For purposes of determining fair value, a discount rate of 9% was assumed at December 31, 2004 and 2003. Weighted average prepayment speeds applied were 19% and 20% at December 31, 2004 and 2003. Fair values were determined using a discounted cash-flow model.

NOTE 6 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2004	2003
Land	$3,947	$4,086
Buildings and Improvements	23,256	23,001
Furniture and Equipment	15,158	14,721

Total Premises, Furniture and Equipment	42,361	41,808
Less: Accumulated Depreciation	(22,130)	(20,203)

Total	$20,231	$21,605

Depreciation expense was $2,308, $2,418 and $2,067 for 2004, 2003 and 2002, respectively.

NOTE 7 – Deposits

At year-end 2004, interest-bearing deposits include $305,341 of demand and savings deposits and $321,915 of time deposits. Stated maturities of time deposits were as follows:

2004	$197,162
2005	42,257
2006	48,208
2007	30,821
2008	3,443
Thereafter	24

Total	$321,915

Time deposits of $100 or more at December 31, 2004 and 2003 were $69,583 and $53,833.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 8 – FHLB Advances and Other Borrowed Money

The Company’s funding sources include Federal Home Loan Bank advances and repurchase agreements. Information regarding each of these types of borrowings is as follows:

	December 31,
	2004		2003
Long-term advances from the Federal Home Loan Bank collateralized by
qualifying mortgages, investment securities, and mortgage-backed securities		$59,366	$68,730
Promissory notes payable		10,575	8,150

Long-term borrowings		69,941	76,880

Overnight variable rate advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$	---	$8,500
Federal Funds Purchased		---	4,000
Repurchase Agreements		25,673	23,179

Short-term borrowings		25,673	35,679

Total borrowings		$95,614	$112,559

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The corporation may be required to provide additional collateral based on the value of the underlying securities.

At December 31, 2004 interest rates on the fixed rate long-term FHLB advances ranged from 2.50% to 7.22% with a weighted average rate of 5.93%. Of the $59.4 million, $50.0 million or 84% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

At December 31, 2003 interest rates on the fixed rate long-term FHLB advances ranged from 4.98% to 7.27% with a weighted average rate of 6.10%. Of the $68.7 million, $52.6 million or 77% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

During 2003, the Company’s mortgage banking segment prepaid $40 million of FHLB advances. The prepayment fees associated with the extinguishment of this debt totaled $1.9 million.

At December 31, 2004, the notes payable shown above includes $10.5 million outstanding on a $15.0 million line of credit at the Parent Company. Interest on the line of credit is based upon 90-day LIBOR plus 1.25% with a .15% commitment fee on the unused portion of the line of credit. The line of credit matures in March 2005. Under the terms of this note, the Company and all of its bank subsidiaries must maintain a “well-capitalized” status.

Scheduled principal payments on long-term borrowings at December 31, 2004 are as follows:

2005	$32,335
2006	2,485
2007	2,317
2008	1,168
2009	10,026
Thereafter	21,610

Total	$69,941

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

At December 31, 2004, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well- Capitalized Under Prompt Corrective Action Regulations:

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk Weighted Assets)
Consolidated	$87,821	11.83%	$59,386	8.00%	$74,232	10.00%
German American Bank	37,180	10.85	27,402	8.00	34,252	10.00
First American Bank	13,396	14.85	7,218	8.00	9,023	10.00
Peoples Bank	16,692	12.32	10,835	8.00	13,543	10.00
Citizens State Bank	12,528	12.06	8,309	8.00	10,386	10.00
First State Bank	6,636	10.72	4,954	8.00	6,192	10.00

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$78,945	10.63%	$29,693	4.00%	$44,539	6.00%
German American Bank	33,510	9.78	13,701	4.00	20,551	6.00
First American Bank	12,260	13.59	3,609	4.00	5,414	6.00
Peoples Bank	15,203	11.23	5,417	4.00	8,126	6.00
Citizens State Bank	11,345	10.92	4,154	4.00	6,232	6.00
First State Bank	5,949	9.61	2,477	4.00	3,715	6.00

Tier 1 Capital
(to Average Assets)
Consolidated	$78,945	8.50%	$37,143	4.00%	$46,428	5.00%
German American Bank	33,510	7.99	16,774	4.00	20,968	5.00
First American Bank	12,260	9.50	5,159	4.00	6,449	5.00
Peoples Bank	15,203	7.80	7,792	4.00	9,740	5.00
Citizens State Bank	11,345	9.19	4,938	4.00	6,172	5.00
First State Bank	5,949	7.76	3,065	4.00	3,831	5.00

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 9 – Stockholders’ Equity (continued)

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

The Company and all affiliate Banks at year-end 2004 and 2003 were categorized as well-capitalized. There have been no conditions or events that management believes have changed classification of the Company or affiliate Banks under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at each affiliate bank, and may limit the dividends payable by the affiliates to the holding company, or by the holding company to its shareholders. At December 31, 2004 the affiliates had $10.3 million in retained earnings available for dividends to the parent company without prior regulatory approval.

Stock Options

The Company maintains Stock Option Plans and at December 31, 2004, has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options to officers, directors and other employees of the Company. Options may be designated as “incentive stock options” under the Internal Revenue Code of 1986, or as nonqualified options. While the date after which options are first exercisable is determined by the Stock Option Committee of the Company or, in the case of options granted to directors, by the Board of Directors, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the Plans must be no less than the fair market value of the Common Stock on the date of the grant.

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

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 9 – Stockholders’ Equity (continued)

Changes in options outstanding were as follows, as adjusted to reflect stock dividends:

	Number of Options	Weighted-average Exercise Price

Outstanding, beginning of 2002	285,725	$14.19
Granted	104,060	14.73
Exercised	(39,476)	12.67
Forfeited	(5,373)	12.15
Expired	---	---

Outstanding, end of 2002	344,936	14.56
Granted	101,587	17.99
Exercised	(66,660)	13.81
Forfeited	(2,303)	15.16
Expired	(430)	21.34

Outstanding, end of 2003	377,130	15.61
Granted	87,685	17.36
Exercised	(32,608)	13.00
Forfeited	(2,040)	16.12
Expired	---	---

Outstanding, end of 2004	430,167	16.16

Options outstanding at year-end 2004 are as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price

$ 11.93 - $ 13.07	88,807	2.27	57,499	$ 12.45
$ 14.20 - $ 16.52	87,447	4.08	52,049	14.93
$ 17.51 - $ 18.28	253,913	6.40	128,664	18.18

	430,167	5.08	238,212	16.08

Options exercisable and the weighted average exercise price at December 31, 2003 and 2002 were 185,759 at $15.73 and 172,652 at $15.58, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees can purchase the Company’s common stock at a discount. The purchase price of the shares under this plan is 85% of the fair market value of such stock at the beginning or end of the period, whichever is less. The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. The Company purchased common shares on the open market in 2004, 2003, and 2002. Funding for the purchase of common stock was from employee contributions and Company contributions. Company contributions totaled $76, $120, and $66 for 2004, 2003, and 2002.

Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of December 31, 2004, the Company had purchased 251,965 shares under the program.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 9 – Stockholders’ Equity (continued)

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

NOTE 10 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all full-time employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $495, $1,137, and $1,184 for 2004, 2003, and 2002, respectively.

Prior to the second quarter of 2004, the Company self-insured employee health benefits for the majority of its subsidiaries. Since then, the Company has self-isured all employee health benefits. Stop loss insurance covers annual losses exceeding $70 per covered individual and approximately $1,755 in the aggregate. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $1,145, $868, and $873 for 2004, 2003, and 2002, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans the company agrees, in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $3,577 and $3,653 at December 31, 2004 and 2003. Deferred compensation expense was $315, $895, and $327 for 2004, 2003, and 2002. In conjunction with the plans, the Company has purchased life insurance on certain directors and officers.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. During 2004, the Company incurred $52 on partial settlements of the plan. During 2003, there were no losses incurred on partial settlements of the plan, and during 2002, $39 was incurred on partial settlements. The Company uses a September 30 measurement date for its plan.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 10 – Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company’s plan as of December 31, 2004 and 2003 was as follows:

	2004	2003
Changes in Benefit Obligation:
Obligation at beginning of year	$936	$959
Service cost	---	---
Interest cost	54	61
Benefits paid	(200)	(91)
Actuarial gain	42	7
Adjustment in cost of settlement	27	---

Obligation at end of year	859	936

Changes in Plan Assets:
Fair value at beginning of year	744	782
Actual return on plan assets	8	53
Employer contributions	---	---
Benefits paid	(200)	(91)

Fair value at end of year	552	744

Funded Status:
Funded status at end of year	(307)	(191)
Unrecognized prior service cost	(5)	(8)
Unrecognized net loss	306	294
Unrecognized transition asset	(5)	(7)

Pension (liability) or prepaid benefit cost	$(11)	$88

Amounts recognized in the balance sheet consist of:

	2004	2003
(Accrued) Prepaid benefit cost	$(11)	$88
Minimum pension liability	(296)	(279)
Accumulated other comprehensive income	179	169

Because the plan has been suspended, the projected benefit obligation and accumulated benefit obligation are the same. The accumulated benefit obligation for the defined benefit pension plan exceeds the fair value of the assets included in the plan.

Net periodic pension expense for the years ended December 31, 2004, 2003, and 2002 was as follows:

	2004	2003	2002
Interest cost	$54	$61	$66
Expected return on assets	(31)	(38)	(50)
Amortization of transition amount	(2)	(1)	(2)
Amortization of prior service cost	(3)	(3)	(3)
Recognition of net loss	29	34	15

Net periodic pension expense	$47	$53	$26

Additional Information	2004	2003

Increase in minimum liability included in other
comprehensive income	$10	$169

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 10 – Employee Benefit Plans (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2004	2003
Discount rate	6.00%	6.25%
Rate of compensation increase	N/A	N/A(1)

Weighted-average assumptions used to determine net cost:
	2004	2003	2002
Discount rate	6.25%	6.50%	7.50%
Expected return on plan assets	5.00%	5.00%	5.50%
Rate of compensation increase	N/A	N/A	N/A(1)

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

The expected return on plan assets was determined based upon rates that are expected to be available for future reinvestment of earnings and maturing investments along with consideration given to the current mix of plan assets.

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2004 and 2003 and target allocation for 2005 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end
	2005	2004	2003
Asset Category

Cash	21%	1%	7%
Certificate of Deposits	56%	76%	75%
Equity Securities	23%	23%	18%

Total	100%	100%	100%

Plan benefits are suspended. Therefore, the Company has invested predominantly in relatively short-term investments over the past two years. No significant changes to investing strategies are anticipated.

The above mentioned Equity Securities consist of the Company’s stock for all periods presented.

Contributions

The Company expects to contribute $21 to the pension plan during the fiscal year ending December 31, 2005.

Estimated Future Benefits

The following benefit payments, which reflect expected future service, are expected to be paid:

Year	Benefits
2005	$ 41
2006	51
2007	50
2008	49
2009	47
2010-2014	266

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 11 – Income Taxes

	2004	2003	2002
The provision for income taxes consists of the following:
Currently Payable	$1,811	$883	$817
Deferred	(619)	192	1,170
Change in Valuation Allowance	(196)	196	---

Total	$996	$1,271	$1,987

Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2004	2003	2002

Statutory Rate Times Pre-tax Income	$2,800	$3,209	$3,886
Add/(Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(845)	(1,035)	(1,292)
State Income Tax, Net of Federal Tax Effect	25	(2)	95
Low Income Housing Credit	(525)	(520)	(525)
Dividends Received Deduction	(165)	(183)	(207)
Company Owned Life Insurance	(241)	(147)	(123)
Other Differences	(53)	(51)	153

Total Income Taxes	$996	$1,271	$1,987

The net deferred tax asset at December 31 consists of the following:

	2004	2003
Deferred Tax Assets:
Allowance for Loan Losses	$2,543	$2,331
Deferred Compensation and Employee Benefits	1,596	1,533
Intangibles	40	30
Unused Tax Credits	3,337	3,057
Unrealized Capital Loss on Equity Securities	1,252	---
Minimum Pension Liability	117	110
Net Operating Loss Carryforward	---	193
Other	244	203

Total Deferred Tax Assets	9,129	7,457

Deferred Tax Liabilities:
Depreciation	(861)	(866)
Leasing Activities, Net	(3,227)	(2,495)
Mortgage Servicing Rights	(1,032)	(978)
Investment in Low Income Housing Partnerships	(372)	(319)
Unrealized Appreciation on Securities	(188)	(95)
FHLB Stock Dividends	(540)	(304)
Other	(263)	(287)

Total Deferred Tax Liabilities	(6,483)	(5,344)
Valuation Allowance	(45)	(241)

Net Deferred Tax Asset	$2,601	$1,872

The Company has $1,818 of general business credit carryforward, which will expire in years 2021 thru 2024. The Company also has $1,519 of alternative minimum tax credit carryforward, which under current tax law has no expiration period. The valuation allowance on deferred tax assets declined during 2004 due to the realization of Indiana net operating loss carryforwards.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 11 – Income Taxes (continued)

Under the Internal Revenue Code, through 1996 First Federal Bank (now First American Bank) was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. Subject to certain limitations, First Federal Bank was permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. First Federal Bank generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, First Federal Bank was only allowed a deduction based on actual loss experience. Retained earnings at December 31, 2004, include approximately $2,300 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2004 was approximately $782.

Since December 31, 2001, the Company’s effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company’s formation of investment subsidiaries in the state of Nevada by four of the Company’s banking subsidiaries.  The state of Nevada has no state or local income tax.  An auditor employed by the Indiana Department of Revenue (“Department”) has, in the course of the Department’s pending audit of the Company’s financial institutions tax return for the year 2002, advised the Company that the Department is considering issuing a notice of proposed assessment for unpaid financial institutions tax for the year 2002 of approximately $590 ($389 net of federal tax) plus interest, based on the auditor’s inclusion of the income of the Nevada subsidiaries in the Indiana return for that year.  If the Department issues such a notice of proposed assessment, the Company intends to file a protest with the Department contesting the proposed assessment and would defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the year-ended December 31, 2004.

NOTE 12 – Per Share Data

Earnings and Diluted Earnings per Share amounts have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided below:

	2004	2003	2002
Earnings per Share:
Net Income	$7,239	$8,168	$9,442

Weighted Average Shares Outstanding	10,914,622	11,176,766	12,007,009

Earnings per Share	$0.66	$0.73	$0.79

Diluted Earnings per Share:
Net Income	$7,239	$8,168	$9,442

Weighted Average Shares Outstanding	10,914,622	11,176,766	12,007,009
Stock Options, Net	33,509	45,577	32,601

Diluted Weighted Average Shares Outstanding	10,948,131	11,222,343	12,039,610

Diluted Earnings per Share	$0.66	$0.73	$0.78

Stock options for 253,913, 177,974, and 78,136 shares of common stock were not considered in computing diluted earnings per common share for 2004, 2003, and 2002, respectively because they were anti-dilutive.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 13 – Lease Commitments

The total rental expense for all leases for the years ended December 31, 2004, 2003, and 2002 was $213, $165, and $161 respectively, including amounts paid under short-term cancelable leases.

At December 31, 2004, the German American Bank subleased space for two branch-banking facilities from a company controlled by a director and shareholder of the Company. The subleases expire in 2005 and 2008 with various renewal options provided. Aggregate annual rental payments to this Director’s company totaled $51 for 2004. Exercise of the Bank’s sublease renewal options is contingent upon the Director’s company renewing its primary leases.

At December 31, 2004, the German American Bancorp leased space for office facilities from a company controlled by another director and shareholder of the Company. The lease expires in 2005 with various renewal options provided. Aggregate annual rental payments to this Director’s company totaled $29 for 2004.

The following is a schedule of future minimum lease payments:

Years Ending December 31:	Premises

2005	$88
2006	62
2007	62
2008	31
2009	24
Thereafter	24

Total	$291

NOTE 14 – Commitments and Off-balance Sheet Items

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2004	2003
Commitments to Fund Loans:
Home Equity	$40,158	$34,578
Credit Card Lines	12,737	11,469
Commercial Operating Lines	51,826	47,928
Residential Mortgages	6,584	9,843

Total Commitments to Fund Loans	$111,305	$103,818

Commitments to Sell Loans	$8,934	$5,113
Standby Letters of Credit	$6,245	$5,933

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 14 – Commitments and Off-balance Sheet Items (continued)

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

At December 31, 2004 and 2003, respectively, the affiliate banks were required to have $4,982 and $11,192 on deposit with the Federal Reserve, or as cash on hand. These reserves do not earn interest.

NOTE 15 – Non-cash Investing Activities

	2004	2003	2002
Loans Transferred to Other Real Estate	$800	$834	$1,975

NOTE 16 – Segment Information

The Company’s operations include four primary segments: core banking, mortgage banking, trust and investment advisory, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the affiliate banks’ local markets. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; the servicing of mortgage loans for investors; and the operation of a title insurance company. The trust and investment advisory segment involves providing trust, investment advisory, and brokerage services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core banking segment is comprised of five community banks with 26 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The trust and investment advisory segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products as agent under five distinctive insurance agency names from five offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

The following segment financial information has been derived from the internal financial statements of German American Bancorp, which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the four segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Other column below, along with amounts to eliminate transactions between segments.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

Year Ended December 31, 2004	Core Banking	Mortgage Banking	Trust and Investment Advisory	Insurance	Other	Consolidated Totals

Net Interest Income	$31,279	$251	$32	$4	$(327)	$31,239
Gain on Sales of Loans and
Related Assets	583	392	---	---	---	975
Net Gain/(Loss) on Securities	(3,678)	---	---	---	---	(3,678)
Servicing Income	---	925	---	---	(154)	771
Trust and Investment Product Fees	4	---	2,129	---	(87)	2,046
Insurance Revenues	76	60	53	4,598	(121)	4,666
Loss on Extinguishment of Borrowings	---	---	---	---	---	---
Noncash Items:
Provision for Loan Losses	2,250	(235)	---	---	---	2,015
MSR Amortization & Valuation	---	504	---	---	---	504
Provision for Income Taxes	3,512	(26)	106	305	(2,901)	996
Segment Profit (Loss)	9,491	(39)	159	646	(3,018)	7,239
Segment Assets	904,633	24,928	2,200	7,959	2,374	942,094

Year Ended December 31, 2003	Core Banking	Mortgage Banking	Trust and Investment Advisory	Insurance	Other	Consolidated Totals

Net Interest Income	$30,284	$(622)	$22	$10	$(159)	$29,535
Gain on Sales of Loans and
Related Assets	1,284	1,304	---	---	---	2,588
Net Gain/(Loss) on Securities	56	---	---	---	24	80
Servicing Income	---	893	---	---	(189)	704
Trust and Investment Product Fees	4	---	1,716	---	(93)	1,627
Insurance Revenues	124	166	17	3,543	(158)	3,692
Loss on Extinguishment of Borrowings	---	1,898	---	---	---	1,898
Noncash Items:
Provision for Loan Losses	1,352	(541)	---	---	---	811
MSR Amortization&Valuation	---	660	---	---	---	660
Provision for Income Taxes	4,515	(783)	15	261	(2,737)	1,271
Segment Profit (Loss)	11,579	(1,122)	20	589	(2,898)	8,168
Segment Assets	883,639	27,536	2,141	9,448	3,182	925,946

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

Year Ended December 31, 2002	Core Banking	Mortgage Banking	Trust and Investment Advisory	Insurance	Other	Consolidated Totals

Net Interest Income	$32,336	$(547)	$6	$19	$188	$32,002
Gain on Sales of Loans and
Related Assets	1,051	574	---	---	---	1,625
Net Gain/(Loss) on Securities	---	17	---	---	---	17
Servicing Income	---	838	---	---	(252)	586
Trust and Investment Product Fees	88	---	1,380	---	(49)	1,419
Insurance Revenues	141	165	5	2,639	(132)	2,818
Loss on Extinguishment of Borrowings	---	66	---	---	---	66
Noncash Items:
Provision for Loan Losses	1,365	(250)	---	---	---	1,115
MSR Amortization&Valuation	---	992	---	---	---	992
Provision for Income Taxes	4,687	(632)	(7)	353	(2,414)	1,987
Segment Profit (Loss)	12,157	(963)	(11)	487	(2,228)	9,442
Segment Assets	866,078	79,919	2,025	5,140	3,843	957,005

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Cash	$1,012	$596
Securities Available-for-Sale, at Fair Value	2,623	551
Investment in Subsidiary Banks and Bank Holding Company	86,285	84,920
Investment in GAB Mortgage Corp.	41	291
Investment in German American Reinsurance Company, Ltd.	604	478
Furniture and Equipment	2,083	2,572
Other Assets	3,361	4,092

Total Assets	$96,009	$93,500

LIABILITIES
Promissory Notes Payable	$10,500	$8,000
Other Liabilities	1,840	2,374

Total Liabilities	12,340	10,374

SHAREHOLDERS' EQUITY
Common Stock	10,898	10,933
Additional Paid-in Capital	66,817	67,532
Retained Earnings	5,778	4,653
Accumulated Other Comprehensive Income	176	8

Total Shareholders' Equity	83,669	83,126

Total Liabilities and Shareholders' Equity	$96,009	$93,500

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003	2002
INCOME
Dividends from Subsidiaries
Bank	$7,675	$14,200	$18,775
Nonbank	1,750	300	1,000
Dividend and Interest Income	18	79	188
Fee Income from Subsidiaries	677	688	564
Securities Gains, net	---	23	---
Other Income	1	54	108

Total Income	10,121	15,344	20,635

EXPENSES
Salaries and Benefits	3,602	5,463	5,015
Professional Fees	1,068	621	682
Occupancy and Equipment Expense	766	784	587
Interest Expense	287	165	---
Other Expenses	552	532	622

Total Expenses	6,275	7,565	6,906
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,846	7,779	13,729
Income Tax Benefit	2,301	2,656	2,440

INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	6,147	10,435	16,169
Equity in Undistributed Income of Subsidiaries	1,092	(2,267)	(6,727)

NET INCOME	7,239	8,168	9,442

Other Comprehensive Income:
Unrealized Gain/(Loss) on Securities, net	178	(1,747)	1,125
Changes in Minimum Pension Liability	(10)	(169)	---

TOTAL COMPREHENSIVE INCOME	$7,407	$6,252	$10,567

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,239	$8,168	$9,442
Adjustments to Reconcile Net Income to Net Cash from Operations
Amortization on Securities	---	1	7
Depreciation	426	479	339
Gain on Sale of Securities, net	---	(23)	---
Loss on Sale of Property and Equipment	---	---	1
Director Stock Awards	---	72	88
Change in Other Assets	719	(997)	(798)
Change in Other Liabilities	(551)	916	292
Equity in Undistributed Income of Subsidiaries	(1,092)	2,267	6,727

Net Cash from Operating Activities	6,741	10,883	16,098

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	---	(2,600)	(4,500)
Purchase of Securities Available-for-Sale	(2,024)	---	(4,990)
Proceeds from Maturities of Securities Available-for-Sale	---	6,280	---
Property and Equipment Expenditures	(143)	(694)	(744)
Proceeds from Sale of Property and Equipment	206	---	16

Net Cash from Investing Activities	(1,961)	2,986	(10,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Long-term Debt	2,500	8,000	---
Issuance of Common Stock	34	260	572
Purchase / Retire Common Stock	(708)	(21,846)	(2,683)
Employee Stock Purchase Plan	(76)	(120)	(66)
Dividends Paid	(6,114)	(5,984)	(6,136)
Purchase of Interest in Fractional Shares	---	(27)	(32)

Net Cash from Financing Activities	(4,364)	(19,717)	(8,345)

Net Change in Cash and Cash Equivalents	416	(5,848)	(2,465)
Cash and Cash Equivalents at Beginning of Year	596	6,444	8,909

Cash and Cash Equivalents at End of Year	$1,012	$596	$6,444

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets

Information relating to mergers and acquisitions for the three year period ended December 31, 2004, includes:

Business Combination	Date Acquired	Accounting Method
Tevebaugh & Associates Insurance, Inc., Vincennes, Indiana	12/10/02	Purchase(1)
Hoosierland Insurance Agency, Inc., Jasper, Indiana	09/02/03	Purchase(2)
Stafford-Williams Insurance Agency, Inc., Washington, Indiana	09/02/03	Purchase(3)

Certain of the above entities changed their name and/or have been merged into other subsidiaries of the Corporation.

(1)	This merger was accounted for as a purchase, with net assets acquired of $325. The Company issued no stock in this transaction. The Company recorded customer list intangible of $325 as a result of this transaction. The acquired company is included in operating results beginning with the date of acquisition.

(2)	This merger was accounted for as a purchase, with net assets acquired of $1,553. The Company issued no stock in this transaction. The Company recorded customer list intangible of $1,534 as a result of this transaction. The acquired company is included in operating results beginning with the date of acquisition.

(3)	This merger was accounted for as a purchase, with net assets acquired of $998. The Company issued no stock in this transaction. The Company recorded customer list intangible of $979 as a result of this transaction. The acquired company is included in operating results beginning with the date of acquisition.

The carrying amount of goodwill has not changed for the periods ended December 31, 2004 and 2003:

Of the $1,794 carrying amount of goodwill, $730 is allocated to the core banking segment and $1,064 is allocated to the insurance segment in both 2004 and 2003. The mortgage banking and trust and investment advisory segments do not have goodwill.

Acquired intangible assets were as follows as of year end:

	2004
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$670	$670
Unidentified Branch Acquisition Intangible	257	175
Insurance
Customer List	2,838	542

Total	$3,765	$1,387

	2003
	Gross Amount	Accumulated Amortization

Core Banking
Core Deposit Intangible	$670	$668
Unidentified Branch Acquisition Intangible	257	157
Insurance
Customer List	2,838	136

Total	$3,765	$961

The trust and investment advisory and mortgage banking segments do not have intangible assets. Amortization Expense was $426, $167, and $58 for 2004, 2003, and 2002.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

Estimated amortization expense for each of the next five years is as follows:

2005	$422
2006	422
2007	422
2008	422
2009	420

NOTE 19 – Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are provided in the table below. Since not all of the Company’s assets and liabilities are considered financial instruments, some assets and liabilities are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and Short-term Investments	$47,666	$47,666	$32,533	$32,533
Securities Available-for-Sale	181,676	181,676	195,793	195,793
Securities Held-to-Maturity	13,318	13,636	17,417	17,964
FHLB Stock and Other Restricted Stock	13,542	13,542	12,944	12,944
Loans, including Loans Held-for-Sale, net	624,114	621,135	605,017	611,781
Accrued Interest Receivable	5,431	5,431	5,548	5,548
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(428,468)	(428,468)	(379,341)	(379,341)
Other Time Deposits	(321,915)	(320,128)	(337,792)	(343,523)
Short-term Borrowings	(25,673)	(25,673)	(35,679)	(35,679)
Long-term Debt	(69,941)	(73,239)	(76,880)	(82,906)
Accrued Interest Payable	(1,406)	(1,406)	(1,748)	(1,748)
Unrecognized Financial Instruments:
Commitments to Extend Credit	---	---	---	---
Standby Letters of Credit	---	---	---	---
Commitments to Sell Loans	---	---	---	---

The carrying amounts of cash, short-term investments, FHLB and other restricted stock, and accrued interest receivable are a reasonable estimate of their fair values. The fair values of securities are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments. The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans. The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities. The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities. Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not significant. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At December 31, 2004 and 2003, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

         Notes to the Consolidated Financial Statements (continued)
         Dollars in thousands, except per share data

NOTE 20 – Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2004	2003	2002
Unrealized holding gains and (losses) on
securities available-for-sale	$(3,407)	$(2,567)	$1,636
Reclassification adjustments for (gains) and losses
later recognized in income	3,678	(80)	(17)

Net unrealized gains and (losses)	271	(2,647)	1,619

Recognition of minimum pension liability	(17)	(279)	---

Tax Effect	(86)	1,010	(494)

Other comprehensive income (loss)	$168	$(1,916)	$1,125

NOTE 21 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest Income	Net Interest Income	Net Income	Earnings per Share Basic Diluted

2004
First Quarter	$11,776	$7,478	$1,952	$ 0.18	$0.18
Second Quarter	11,888	7,735	2,332	0.21	0.21
Third Quarter	11,957	7,900	2,376	0.22	0.22
Fourth Quarter	12,089	8,126	579	0.05	0.05

2003
First Quarter	$13,449	$7,785	$2,438	$ 0.20	$0.20
Second Quarter	12,857	7,335	2,043	0.19	0.19
Third Quarter	12,204	7,025	2,153	0.20	0.20
Fourth Quarter	12,109	7,390	1,534	0.14	0.14

During the fourth quarter 2004, the Company’s operating results were impacted by a $3.68 million other-than-temporary impairment charge on the Company’s portfolio of FHLMC and FNMA preferred stocks. See Note 2 to the Consolidated Financial Statements for further discussion of this charge.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

This Item 9A includes information regarding the Company’s systems of disclosure controls and procedures and its internal control over financial reporting, as those terms are defined by certain SEC rules. There are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of controls and procedures can provide only reasonable assurances of achieving their control objectives.

Disclosure Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), the Company has not included in this Report either (a) the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, or (b) the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company will file this information by amending this Report on or before May 2, 2005. As of the date of this Report, the Company had not identified any material weakness in its internal control over financial reporting, and the Company’s registered public accounting firm had not identified any such material weakness and communicated this finding to the Company.

Changes in Internal Control over Financial Reporting in Most Recent Fiscal Quarter

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information relating to directors and executive officers of the Corporation will be included under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in April 2005, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2005 Proxy Statement”), which section is incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance.    Information relating to Section 16(a) compliance will be included in the 2005 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct.    At its regular meeting in April 2004, the Corporation’s Board of Directors adopted a Code of Business Conduct, which constitutes a “code of ethics” as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002 (“SOA”). The Corporation has posted a copy of the Code of Business Conduct on its Internet website (www.germanamericanbancorp.com). The Corporation intends to satisfy its disclosure requirements under Item 10 of Form 8-K regarding certain amendments to, or waivers of, the Code of Business Conduct, by posting such information on its Internet website.

Audit Committee Identification.    The Board of Directors of the Corporation has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2005 Proxy Statement under the caption “ELECTION OF DIRECTORS – Committees and Attendance”, which section is incorporated herein by reference.

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

Item 11.  Executive Compensation.

Information relating to compensation of the Corporation’s Executive Officers and Directors will be included under the captions “Executive Compensation” and “Election of Directors — Compensation of Directors” in the 2005 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Corporation will be included under the captions “Election of Directors” and “Principal Owners of Common Shares” of the 2005 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains three plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan, and its 1999 Employee Stock Purchase Plan. Each of these three plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by
security holders	430,167	(a)	$16.16	700,110	(b)
Equity compensation plans not approved by
security holders	---		---	---

Total	430,167		$16.16	700,110

(a)        Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2005 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2004 during the plan year that commenced in August 2004. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2005, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)         Represents 415,070 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 285,040 shares that were available for grant or issuance at December 31, 2004 under the 1999 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards in any given fiscal year is equal to the sum of (i) one percent of the number of Common Shares outstanding as of the last day of the Corporation’s prior fiscal year, plus (ii) the number of Common Shares that were available for the grant of awards, but were not granted, under the Plan in any previous fiscal year. Under no circumstances, however, may the number of Common Shares available for the grant of awards in any fiscal year under the Long-Term Equity Incentive Plan exceed one and one-half percent of the Common Shares outstanding as of the last day of the prior fiscal year. The 285,050 shares available at December 31, 2004 and included in the above table represent only the carryover of shares that may be the subject of grants of awards under the Long-Term Equity Incentive Plan in 2005 and future years; the Corporation during 2005 and future years (in addition to this carryover amount) may grant an additional 108,982 shares, representing one percent of the number of Common Shares that were outstanding at December 31, 2004, under the Long-Term Equity Incentive Plan.

For additional information regarding the Company’s stock option plans and employee stock purchase plan, see Note 9 — Stockholders’ Equity in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 13.  Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions “Executive Compensation — Certain Business Relationships and Transactions” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” of the 2005 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information responsive to this item 14 will be included in the 2005 Proxy Statement under the caption “Principal Accountant Fees and Services,” which section is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)        Financial Statements

The following items are included in Item 8 of this report:

Page #

German American Bancorp and Subsidiaries:

Report of Independent Registered Public Accounting Firm on Financial Statements	28

Consolidated Balance Sheets at December 31, 2004 and December 31, 2003	29

Consolidated Statements of Income, years ended December 31, 2004, 2003, and 2002	30

Consolidated Statements of Changes in Shareholders' Equity, years ended December 31, 2004, 2003, and 2002	31

Consolidated Statements of Cash Flows, years ended December 31, 2004, 2003, and 2002	32

Notes to the Consolidated Financial Statements	33-58

b)        Exhibits

The Exhibits described in the Exhibit List immediately following the “Signatures” pages of this report (which Exhibit List is incorporated herein by reference) are hereby filed as part of this report.

c)    Financial Statement Schedules

None.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2005	GERMAN AMERICAN BANCORP (Registrant) By/s/Mark A. Schroeder Mark A. Schroeder, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2005	By/s/Mark A. Schroeder Mark A. Schroeder, President and Chief Executive Officer (principal executive officer), Director

Date: March 15, 2005	By/s/Douglas A. Bawel Douglas A. Bawel, Director

Date: March 15, 2005	By/s/David G. Buehler David G. Buehler, Director

Date: March 9, 2005	By/s/Christina M. Ernst Christina M. Ernst, Director

Date: March 15, 2005	By/s/William R. Hoffman William R. Hoffman, Director

Date: March 15, 2005	By/s/U. Butch Klem U. Butch Klem, Director

Date: March 9, 2005	By/s/J. David Lett J. David Lett, Director

Date: March 15, 2005	By/s/Gene C. Mehne Gene C. Mehne, Director

Date: March 15, 2005	By/s/Robert L. Ruckriegel Robert L. Ruckriegel, Director

Date: March 15, 2005	By/s/Larry J. Seger Larry J. Seger, Director

Date: March 15, 2005	By/s/Joseph F. Steurer Joseph F. Steurer, Director

Date: March 15, 2005	By/s/C.L. Thompson C.L. Thompson, Director

Date: March 15, 2005	By/s/Michael J. Voyles Michael J. Voyles, Director

Date: March 15, 2005	By/s/Bradley M. Rust Bradley M. Rust, Senior Vice President - Accounting and Finance (principal financial officer and principal accounting officer)

INDEX OF EXHIBITS

Executive Compensation Plans and Arrangements*	Exhibit No.	Description

3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

3.2	Restated Bylaws of the Registrant, as amended April 22, 2004, is incorporated by reference from Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed May 5, 2000.

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
Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by former director George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors, some of whom remain directors of the Registrant.). The schedule following Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as Exhibit 10.4.

X	10.3	The Registrant's 1999 Long-Term Equity Incentive Plan.

X	10.4	Basic Plan Document for the Registrant's Nonqualified Savings Plan.

X	10.5	Adoption Agreement for the Registrant's Nonqualified Savings Plan dated August 17, 2004.

X	10.6	First Amendment to the Registrant's Nonqualified Savings Plan dated August 17, 2004

X	10.7	Form of Employee Stock Option Agreement (new grant, five-year expiration, five year 20% vesting) typically issued to executive officers and other key employees as incentives.

X	10.8	Form of Employee Stock Option Agreement (Replacement Grant) typically issued to persons who exercise other stock options using common shares as payment for the exercise price (one year vesting).

Executive Compensation Plans and Arrangements*	Exhibit No.	Description

X	10.9
Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes).

X	10.10
Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes).

X	10.11	Description of Director Compensation Arrangements for 12 month period ending at 2005 Annual Meeting of Shareholders.

X	10.12	Description of Executive Management Incentive Plan for 2004 (awards payable in 2005).

X	10.13
Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust is incorporated herein by reference from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

21	Subsidiaries of the Registrant.

23	Consent of Crowe Chizek and Company LLC.

24	Power of Attorney.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President (Principal Financial Officer).

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President (Principal Financial Officer).

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an "X" in this column.

GERMAN AMERICAN BANCORP WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2005, A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT. SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.