Form 10-K/A
period 2004-12-31
GERMAN AMERICAN BANCORP
filed 2005-03-29
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

        The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $157,030,000.

        As of March 1, 2005, there were outstanding 10,900,948 common shares, no par value, of the registrant.

EXPLANATORY NOTE

        In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), German American Bancorp (the “Company”) omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”) both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) to provide the information that was omitted from Item 9A of the Original Report. No other information is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report. The Company has filed certain reports on Form 8-K subsequent to the filing of the Original Report.

Item 9A. Controls and Procedures (Amended).

Disclosure Controls and Procedures
As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
German American Bancorp
Jasper, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that German American Bancorp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that German American Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, German American Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of German American Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Indianapolis, Indiana
February 28, 2005

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a)    Financial Statements

None.

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

Date: March 28, 2005	GERMAN AMERICAN BANCORP (Registrant) By: /s/Mark A. Schroeder Mark A. Schroeder, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2005	By: /s/ Mark A. Schroeder Mark A. Schroeder, President and Chief Executive Officer (principal executive officer), Director

Date: March 28, 2005	By: * Douglas A. Bawel, Director

Date: March 28, 2005	By: * David G. Buehler, Director

Date: March 28, 2005	By: * Christina M. Ernst, Director

Date: March 28, 2005	By: * William R. Hoffman, Director

Date: March 28, 2005	By: * U. Butch Klem, Director

Date: March 28, 2005	By: * J. David Lett, Director

Date: March 28, 2005	By: * Gene C. Mehne, Director

Date: March 28, 2005	By: * Robert L. Ruckriegel, Director

Date: March 28, 2005	By: * Larry J. Seger, Director

Date: March 28, 2005	By: * Joseph F. Steurer, Director

Date: March 28, 2005	By: * C.L. Thompson, Director

Date: March 28, 2005	By: * Michael J. Voyles, Director

Date: March 28, 2005	By: /s/ Bradley M. Rust Bradley M. Rust, Senior Vice President — Accounting and Finance (principal financial officer and principal accounting officer)

*By: /s/ Mark A. Schroeder Mark A. Schroeder, Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit No.	Description

23	Consent of Crowe Chizek and Company LLC

24	Power of Attorney (incorporated by reference to Exhibit 24 of Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004, filed on March 16, 2005)

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President (Principal Financial Officer)

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President (Principal Financial Officer)