Form 10-Q
period 2005-03-31
GERMAN AMERICAN BANCORP
filed 2005-05-10
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005

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

YES            NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, No par value	Outstanding at May 1, 2005 10,822,948

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the "SEC") and our press releases or other public statements, contain or may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to a discussion of our Forward-looking statements and associated risks in Item 2 of Part 1 of this Report ("Management's Discussion and Analysis of Financial Condition and Results of Operations") at the conclusion of that Item 2 under the heading "Forward-Looking Statements and Associated Risks."

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets — March 31, 2005 and December 31, 2004

Consolidated Statements of Income and Comprehensive Income — Three months Ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows — Three months Ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements — March 31, 2005

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.        FINANCIAL INFORMATION
ITEM 1.        Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and Due from Banks	$18,951	$23,312
Federal Funds Sold and Other Short-term Investments	5,533	24,354

Cash and Cash Equivalents	24,484	47,666

Securities Available-for-Sale, at Fair Value	188,889	181,676
Securities Held-to-Maturity, at Cost (Fair value of $11,764 and
$13,636 on March 31, 2005 and December 31, 2004, respectively)	11,486	13,318

Loans Held-for-Sale	3,517	3,122

Total Loans	620,648	631,043
Less: Unearned Income	(1,151)	(1,250)
Allowance for Loan Losses	(8,968)	(8,801)

Loans, Net	610,529	620,992

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,686	13,542
Premises, Furniture and Equipment, Net	19,708	20,231
Other Real Estate	255	213
Goodwill	1,794	1,794
Intangible Assets	2,273	2,378
Company Owned Life Insurance	18,729	18,540
Accrued Interest Receivable and Other Assets	17,122	18,622

TOTAL ASSETS	$912,472	$942,094

LIABILITIES
Non-interest-bearing Demand Deposits	$122,873	$123,127
Interest-bearing Demand, Savings, and Money Market Accounts	294,282	305,341
Time Deposits	304,286	321,915

Total Deposits	721,441	750,383

FHLB Advances and Other Borrowings	96,630	95,614
Accrued Interest Payable and Other Liabilities	11,287	12,428

TOTAL LIABILITIES	829,358	858,425

SHAREHOLDERS' EQUITY
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	---	---
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,881	10,898
Additional Paid-in Capital	66,466	66,817
Retained Earnings	6,664	5,778
Accumulated Other Comprehensive Income / (Loss)	(897)	176

TOTAL SHAREHOLDERS' EQUITY	83,114	83,669

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$912,472	$942,094

End of period shares issued and outstanding	10,880,948	10,898,241

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Interest and Fees on Loans	$9,914	$9,705
Interest on Federal Funds Sold and Other Short-term Investments	87	28
Interest and Dividends on Securities:
Taxable	1,430	1,284
Non-taxable	573	759

TOTAL INTEREST INCOME	12,004	11,776

INTEREST EXPENSE
Interest on Deposits	2,889	3,133
Interest on FHLB Advances and Other Borrowings	1,116	1,165

TOTAL INTEREST EXPENSE	4,005	4,298

NET INTEREST INCOME	7,999	7,478
Provision for Loan Losses	482	402

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,517	7,076

NON-INTEREST INCOME
Trust and Investment Product Fees	564	456
Service Charges on Deposit Accounts	823	833
Insurance Revenues	1,245	1,137
Other Operating Income	773	435
Gain on Sales of Loans and Related Assets	236	182
Gain on Sales of Securities	---	5

TOTAL NON-INTEREST INCOME	3,641	3,048

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,596	4,615
Occupancy Expense	599	620
Furniture and Equipment Expense	509	563
Data Processing Fees	326	306
Professional Fees	414	367
Advertising and Promotions	165	229
Supplies	124	139
Other Operating Expenses	1,205	1,011

TOTAL NON-INTEREST EXPENSE	7,938	7,850

Income before Income Taxes	3,220	2,274
Income Tax Expense	809	322

NET INCOME	$2,411	$1,952

COMPREHENSIVE INCOME	$1,338	$2,580

Earnings Per Share and Diluted Earnings Per Share	$0.22	$0.18
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,411	$1,952
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	179	397
Depreciation and Amortization	642	702
Amortization and Impairment of Mortgage Servicing Rights	(100)	227
Net Change in Loans Held for Sale	(550)	670
Loss on Investment in Limited Partnership	53	(20)
Provision for Loan Losses	482	402
Gain on Sale of Securities, net	---	(5)
Loss/(Gain) on Sale of Other Real Estate and Repossessed Assets	276	(1)
Loss/(Gain) on Disposition and Impairment of Premises and Equipment	(5)	---
FHLB Stock Dividends	(144)	(162)
Increase in Cash Surrender Value of Company Owned Life Insurance (COLI)	(189)	(193)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,941	1,349
Interest Payable and Other Liabilities	(1,447)	(1,886)

Net Cash from Operating Activities	3,549	3,432

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	11,974	8,160
Proceeds from Sales of Securities Available-for-Sale	---	1,986
Purchase of Securities Available-for-Sale	(20,986)	(7,570)
Proceeds from Maturities of Securities Held-to-Maturity	1,830	2,382
Purchase of Loans	(2,245)	---
Proceeds from Sales of Loans	5,689	1,250
Loans Made to Customers, net of Payments Received	6,388	1,620
Proceeds from Sales of Other Real Estate	141	264
Property and Equipment Expenditures	(147)	(492)
Proceeds from the Sale of Property and Equipment	444	---

Net Cash from Investing Activities	3,088	7,600

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(28,942)	7,113
Change in Short-term Borrowings	(378)	(15,528)
Advances of Long-term Debt	1,500	1,500
Repayments of Long-term Debt	(106)	(106)
Issuance of Common Stock	21	---
Purchase / Retire Common Stock	(389)	---
Dividends Paid	(1,525)	(1,530)

Net Cash from Financing Activities	(29,819)	(8,551)

Net Change in Cash and Cash Equivalents	(23,182)	2,481
Cash and Cash Equivalents at Beginning of Year	47,666	32,533

Cash and Cash Equivalents at End of Period	$24,484	$35,014

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited, dollars in thousands except per share data)

Note 1 – Basis of Presentation

German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp December 31, 2004 Annual Report on Form 10-K.

Note 2 – Per Share Data

The computation of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2005	2004
Earnings per Share:
Net Income	$2,411	$1,952

Weighted Average Shares Outstanding	10,894,953	10,936,799

Earnings per Share:	$0.22	$0.18

Diluted Earnings per Share:
Net Income	$2,411	$1,952

Weighted Average Shares Outstanding	10,894,953	10,936,799
Stock Options, Net	16,410	40,189

Diluted Weighted Average Shares Outstanding	10,911,363	10,976,988

Diluted Earnings per Share	$0.22	$0.18

Stock options for 264,938 and 177,974 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2005 and 2004, respectively because they were anti-dilutive.

Note 3 – Securities

The fair values of Securities Available-for-Sale are as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$10,402	$4,034
Obligations of State and Political Subdivisions	27,032	30,621
Asset-/Mortgage-backed Securities	135,375	131,201
Corporate Securities	501	503
Equity Securities	15,579	15,317

Total	$188,889	$181,676

As of March 31, 2005, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $1,079. As of December 31, 2004, net unrealized gains on the total securities available-for-sale portfolio totaled approximately $543.

The total carrying values and fair values of Securities Held-to-Maturity are as follows (dollars in thousands):

	Carrying Value	Fair Value
March 31, 2005:
Obligations of State and Political Subdivisions	$11,486	$11,764

December 31, 2004:
Obligations of State and Political Subdivisions	$13,318	$13,636

Note 4 - Segment Information

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

Three Months Ended March 31, 2005	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$8,073	$33	$8	$3	$(118)	$7,999
Gain on Sales of Loans and
Related Assets	132	104	---	---	---	236
Net Gain on Securities	---	---	---	---	---	---
Servicing Income	---	229	---	---	(31)	198
Trust and Investment Product Fees	2	---	584	---	(22)	564
Insurance Revenues	58	17	4	1,171	(5)	1,245
Noncash Items:
Provision for Loan Losses	562	(80)	---	---	---	482
MSR Amortization & Valuation	---	(100)	---	---	---	(100)
Provision for Income Taxes	1,320	67	28	95	(701)	809
Segment Profit	3,173	102	43	105	(1,012)	2,411
Segment Assets	880,750	26,565	2,159	7,394	(4,396)	912,472

Three Months Ended March 31, 2004	Core Banking	Mortgage Banking	Financial Services	Insurance	Other	Consolidated Totals

Net Interest Income	$7,461	$84	$8	$(5)	$(70)	$7,478
Gain on Sales of Loans and
Related Assets	94	88	---	---	---	182
Net Gain on Securities	5	---	---	---	---	5
Servicing Income	---	231	---	---	(40)	191
Trust and Investment Product Fees	1	---	478	---	(23)	456
Insurance Revenues	20	7	8	1,129	(27)	1,137
Noncash Items:
Provision for Loan Losses	462	(60)	---	---	---	402
MSR Amortization & Valuation	---	227	---	---	---	227
Provision for Income Taxes	987	(74)	7	73	(671)	322
Segment Profit	2,656	(113)	10	107	(708)	1,952
Segment Assets	880,354	26,153	2,092	8,378	1,112	918,089

Note 5 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of March 31, 2005, the Company had purchased 276,965 shares under the program including 25,000 shares during the three months ended March 31, 2005.

Note 6 – Stock Compensation

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

	Three Months Ended March 31,
	2005	2004
Net Income as Reported	$2,411	$1,952
Compensation Expense Under Fair Value Method, Net of Tax	47	59

Pro forma Net Income	$2,364	$1,893
Pro forma Earnings per Share	$0.22	$0.17
Pro forma Diluted Earnings per Share	$0.22	$0.17
Earnings per Share as Reported	$0.22	$0.18
Diluted Earnings per Share as Reported	$0.22	$0.18

Note 7 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following table represents the components of net periodic benefit cost for the periods presented:

	Three Months Ended March 31,
	2005		2004
Service Cost	$	---	$	---
Interest Cost		12		14
Expected Return on Assets		6		9
Amortization of Transition Amount		---		---
Amortization of Prior Service Cost		(1)		(1)
Recognition of Net Loss		8		7

Net Periodic Benefit Cost		$13		$11

Loss on Settlements and Curtailments		None		None

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $21 to the pension plan during the fiscal year ending December 31, 2005. As of March 31, 2005 no contributions had been made to the pension plan.

Note 9 — Contingencies

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries. The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the three-month period ended March 31, 2005.

Note 10 – New Accounting Pronouncements

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

FAS 123R requires all companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified on or after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and cannot currently be predicted. Existing options that vest after adoption date are expected to result in additional compensation expense of approximately $81 during 2006, $40 in 2007, $17 in 2008, $4 in 2009 and $1 in 2010.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliated community banks with 26 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, and Spencer. The Company also owns a trust, brokerage and financial planning subsidiary which operates from the banking offices of the bank subsidiaries, and two insurance agencies with five insurance agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2005 and December 31, 2004 and the consolidated results of operations for the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2004 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in the Company’s December 31, 2004 Annual Report on Form 10-K.

The Company’s level of net income increased 24% during the quarter ended March 31, 2005 compared with 2004. The comparison of the two periods was positively impacted by improvements in both the Company’s net interest income and non-interest income. Net interest income continues to be the most significant component of earnings. Increased net interest income positively impacted earnings by $521,000 or 7% for the first quarter 2005 as compared with the same period of 2004. The comparison of non-interest income was positively impacted by recording in the first quarter of 2005 a $267,000 impairment recovery of previous mortgage servicing rights impairment, while during the first quarter of 2004 the Company recorded a $117,000 impairment charge. Also favorably impacting non-interest income was the positive trend of growth in trust and investment product fees and insurance revenues in the three months ended March 31, 2005 when compared with 2004.

These positive influences were partially mitigated by increased provision for loan losses of $80,000 in the first quarter of 2005 compared to the first quarter of 2004. The amount of provision for loan losses in the second quarter of 2005 may be affected by the developments in certain identified segments and credits in the Company’s commercial loan portfolio, as explained in greater detail below in “RESULTS OF OPERATIONS – Provision for Loan Losses,” and “FINANCIAL CONDITION – Non-Performing Assets.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of securities available for sale, the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

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

The most significant assumption used to value MSRs is prepayment rate. In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayment speeds attributable to increased mortgage refinancing activity. Prepayment rates are estimated based on published industry consensus prepayment rates. Prepayments will increase or decrease in correlation with market interest rates, and actual prepayments generally differ from initial estimates. If actual prepayment rates are different than originally estimated, the Company may receive more or less mortgage servicing income, which could increase or decrease the value of the MSRs. Other assumptions used in estimating the fair value of MSRs do not generally fluctuate to the same degree as prepayment rates, and therefore the fair value of MSRs is less sensitive to changes in these other assumptions.

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

As of March 31, 2005 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At March 31, 2005 the Company’s MSRs had a fair value of $3,189,000 using a weighted average prepayment rate of 14%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $3,760,000 with a weighted average prepayment rate of 9%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $1,879,000 with a weighted average prepayment rate of 35%.

Securities Available-for-Sale

Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available-for-sale are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of March 31, 2005, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $2,701,000.

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

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. As of March 31, 2005, the Company has a deferred tax asset of $3.3 million representing various tax credit carryforwards. Based on the long carryforward periods available, management has assessed it more likely than not that these credits will be realized and no valuation allowance has been established on this asset. At March 31, 2005, the Company also has a deferred tax asset representing unrealized capital losses on equity securities. Should these capital losses be realized, management believes the Company has the ability to generate sufficient capital gains to realize the tax benefit of the capital losses during the available carryforward period, including the use of tax planning strategies related to mortgage servicing rights, appreciated securities and appreciated FHLB stock. As a result, no valuation allowance has been established on this asset.

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the opinions of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the three-month period ended March 31, 2005.

RESULTS OF OPERATIONS

Net Income:

Net income increased $459,000 or 24% to $2,411,000 or $0.22 per share for the quarter ended March 31, 2005 compared to $1,952,000 or $0.18 per share for the first quarter of 2004. The increase in net income during the first quarter of 2005 compared with 2004 was attributable principally to an increase in net interest income of $521,000, increased non-interest income, and relatively stable non-interest expense. The increase in non-interest income was primarily attributable to increased Trust and Investment Product Fees of $108,000, Insurance Revenues of $108,000, and an MSR impairment recovery of $267,000 in the first quarter 2005 compared with a MSR charge of $117,000 in the same period of 2004.

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

	Three Months Ended March 31,		Change from Prior Period
	2005	2004	Amount	Percent
Interest Income (T/E)	$12,328	$12,199	$129	1.1%
Interest Expense	4,005	4,298	(293)	-6.8%

Net Interest Income (T/E)	$8,323	$7,901	$422	5.3%

Net interest income increased $521,000 or 7% ($422,000 or 5% on a tax-equivalent basis) for the quarter ended March 31, 2005 compared with the same quarter of 2004. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the first quarter of 2005, the net interest margin increased to 3.93% compared to 3.75% for the same period of 2004. The Company’s increase in net interest income during the three months ended March 31, 2005 compared with the same period of the prior year was largely attributable to an increase in the net interest margin that was fueled by a decline in the Company’s cost of funds. The Company’s yield on earning assets remained relatively stable at 5.84% for the first quarter of 2005 compared with 5.80% for the first quarter 2004. The Company’s cost of funds (expressed as a percentage of average earning assets) during the quarter ended March 31, 2005 was 1.91% compared with 2.05% for the same period of 2004. The Company’s cost of funds was lowered due primarily to an increased level of non-maturity deposits including non-interest bearing demand accounts and less reliance on time deposits and borrowings.

Also contributing to the increased net interest income was a modest growth in earning assets. Earning assets increased $9.8 million during the first quarter of 2005 compared with the first quarter of 2004. This increase was primarily attributable to a growth in average total loans outstanding. Average total loans increased $19.2 million, during the quarter ended March 31, 2005 compared with 2004. Average commercial loans increased $25.8 million or 7% and average consumer loans increased $9.1 million or 8%. Partially mitigating the growth in the commercial and consumer loan portfolios was a continued decline in the average residential mortgage loan portfolio. Average residential mortgage loans declined $14.8 million or 13% during the three months ended March 31, 2005 compared with the same period of 2004.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $482,000 during the quarter ended March 31, 2005 compared with $402,000 in the first quarter of 2004. The increased level of provision for loan losses during the three months ended March 31, 2005 compared with the same period of 2004 was primarily the result of an increase in the level of specific allocations on internally classified loans and an overall higher level of net charge-offs. Net charge-offs totaled $316,000 or 0.20% of average loans outstanding during the first quarter of 2005 compared with $231,000 or 0.15% during the same period of 2004.

The provisions for loan losses made during the quarter ended March 31, 2005 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level, and finally at the consolidated level.

During the first quarter of 2005, the Company, in accordance with its standard methodology for the identification of potential problem credits, downgraded the internal risk classification on two specific credits which resulted in an increase in the level of specific allocation of the allowance for loan losses attributable to these credits. The Company is closely monitoring developments in the status of these two credits, one of which is a local manufacturing entity which has ceased operations and is currently in negotiations for the sale of their facility. The indebtedness owed the Company as of May 5, 2005 on this credit, which is secured by all the borrower’s assets, is approximately $2.0 million. The second of these two specific credits, which is extended to a borrower operating a retail grocery chain, is a 10% interest (with a current balance of approximately $4.8 million) in a secured credit facility that is led by Harris Trust & Savings Bank, Chicago, Illinois. The borrower on this credit filed for Chapter 11 relief on May 4, 2005. The Company will continue to assess the internal classification of these credits and the level of specific allocation of the loan loss reserve attributable to these credits based upon the best available information, including the status of the sale of the manufacturing facility and the analysis of information that the Company expects to receive from Harris as agent for the lending syndicate and the syndicate’s counsel in connection with the pending reorganization plan of the retail grocery operation. The Company also continues to monitor other specific individual credits within the real estate development, manufacturing and lodging industry segments that have not yet benefited from the improving economic climate.

Non-interest Income:

Non-interest income increased $593,000 or 19% for the quarter ended March 31, 2005 as compared with the same period of 2004. The increase was predominately attributable to increases in Trust and Investment Product Fees, Insurance Revenues and Other Operating Income.

Trust and Investment Product Fees increased $108,000 or 24% during the three month period ended March 31, 2005 compared to the same three month period of 2004. The increase was primarily attributable to increased production by the Company’s financial services subsidiary, German American Financial Advisors & Trust Company (GAFA).

For the three months ended March 31, 2005, Insurance Revenues increased $108,000 or 10% as compared to the quarter ended March 31, 2004. The increased insurance revenues were primarily the result of increased contingency revenues by the Company’s property and casualty insurance agency, German American Insurance, Inc.

Other Operating Income increased $338,000 or 78% for the quarter ended March 31, 2005 as compared with the same period of the prior year. The increase was primarily attributable to a recovery of mortgage servicing right impairment totaling $267,000 compared with an impairment charge of $117,000 for the same period of 2004.

For the quarter ended March 31, 2005, Net Gains on Sales of Loans and Related Assets increased $54,000 or 30% compared with the same period of 2004. The increase was primarily attributable to an increased level of residential mortgage loan originations and subsequent sales of loans to the secondary market as compared to 2004. Loan sales totaled $14.0 million during the three months ended March 31, 2005 compared with $10.5 million in 2004.

Non-interest Expense:

Non-interest Expense increased $88,000 or 1% during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The increase was primarily attributable to increased Other Operating Expense as well as increased Professional Fees with offsetting decreases in Salaries and Employee Benefits, Furniture and Equipment Expense, and Advertising and Promotion.

For the quarter ended March 31, 2005, Salaries and Employee Benefits Expense remained relatively stable with a modest decline of $19,000 as compared to the same quarter of 2004. Furniture and Equipment Expense decreased $54,000 or 10% for the period ended March 31, 2005 compared to the period ended March 31, 2004. The decline was primarily attributable to a lowered amount of depreciation expense for certain network related fixed assets which fully depreciated in 2004.

During the three months ended March 31, 2005, Professional Fees Expense increased $47,000 or 13% compared with 2004. Increased legal and accounting fees were the primary contributors to the increase in Professional Fees. Advertising and Promotion decreased $64,000 or 28% for the quarter ended March 31, 2005 compared with the same quarter of 2004. The decline was the result of a concerted effort to use more directed advertising campaigns during 2005.

Other Operating Expense increased $194,000 or 19% during the three months ended March 31, 2005 compared with 2004. Increased operating losses of $73,000 realized at an affordable housing limited partnership investment contributed to the increase in Other Operating Expense. During the quarter ended March 31, 2004, a property tax accrual adjustment at the affordable housing limited partnership investment positively impacted earnings which resulted in a lower level of operating losses in the period ended March 31, 2004 as compared with the first quarter 2005. Also contributing to the increase in Other Operating Expense were modest increases in Training / Education Expense of $22,000 and Collection Expense of $32,000.

Income Taxes:

The Company’s effective income tax rate approximated 25% of pre-tax income during the three months ended March 31, 2005 and 14% during the three months ended March 31, 2004. The higher effective tax rate during the quarter ended March 31, 2005 compared with the same period of 2004 was the result of a higher level of before tax net income, a lower level of tax-exempt investment income, and a lower level of tax credits generated by investments in affordable housing projects. The effective tax rate in both 2005 and 2004 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

Since December 31, 2001, the Company’s effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company’s formation of investment subsidiaries in the state of Nevada by four of the Company’s banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the three-month period ended March 31, 2005.

FINANCIAL CONDITION

Total assets at March 31, 2005 decreased $29.6 million to $912.5 million compared with $942.1 million in total assets at December 31, 2004. Securities available-for-sale increased $7.2 million to $188.9 million at March 31, 2005 compared with $181.7 million at year-end 2004. Loans, net of unearned income and allowance for loan losses, decreased $10.5 million to $610.5 million at March 31, 2005 compared to $621.0 million at December 31, 2004. The decline in loans for the three months ended March 31, 2005 was primarily due to a decrease in commercial loans.

Total Deposits at March 31, 2005 decreased $28.9 million to $721.4 million compared with $750.4 in total deposits at December 31, 2004. Demand, savings, and money market accounts decreased $11.1 million along while time deposits declined $17.6 million. FHLB Advances and Other Borrowings increased $1.0 million to $96.6 million at March 31, 2005 compared with $95.6 million at December 31, 2004.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2005	December 31, 2004
Non-accrual Loans	$4,954	$5,750
Past Due Loans (90 days or more)	590	831
Restructured Loans	---	---

Total Non-performing Loans	5,544	6,581

Other Real Estate	255	213

Total Non-performing Assets	$5,799	$6,794

Allowance for Loan Loss to Non-performing Loans	161.76%	133.73%
Non-performing Loans to Total Loans	0.89%	1.04%

The decline in the level of non-performing loans was primarily the result of the resolution of a single commercial real estate credit that was on non-accrual status at year-end 2004. Management considers the level of non-performing assets to be manageable within the Company’s normal course of business, and continues to actively work with the borrowers that comprise the non-performing loan portfolio. The Company is also continuing to monitor the manufacturing credit which was on non-accrual status at March 31, 2005 and the retail grocery chain credit that was not on non-accrual status at March 31, 2005 that were previously discussed in the “RESULTS OF OPERATION – Provision for Loan Losses” as well as specific individual credits within the real estate development, manufacturing and lodging industry segments that have not yet benefited from the improving economic climate.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. All of the Company’s affiliate banks are categorized as well-capitalized as of March 31, 2005.

At March 31, 2005, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At March 31, 2005	At December 31, 2004
Leverage Ratio	4.00%	5.00%	8.65%	8.50%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	11.10%	10.63%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	12.37%	11.83%

Shareholders’ equity totaled $83.1 million at March 31, 2005 or 9.1% of total assets, a decrease of $555,000 from December 31, 2004. The decline in total equity was the result of an increase in the unrealized loss on available for sale securities.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of change in the Company’s cash and cash equivalents. Total cash and cash equivalents decreased $23.2 million during the three months ended March 31, 2005 ending at $24.5 million compared with $47.7 million at year-end 2004. The decline in cash and cash equivalents was due in large part to net cash outflows from financing activities of $29.8 million, which included a $28.9 million decline in total deposits. From December 31, 2004, interest-bearing accounts and time deposits decreased $11.1 million and $17.6 million, respectively. Cash outflows from financing activities for the period ended March 31, 2005 also included $1.5 million in dividends paid to shareholders. During the three months ended March 31, 2005, cash flows from operating activities provided $3.5 million of available cash, which included net income of $2.4 million. Cash inflows from investing activities totaled $3.1 million during the first quarter of 2005 and were primarily the result of an overall decline in the Company’s loan portfolio.

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other business or their securities or assets (such as the previously reported non-controlling investments that the Company has made (or has agreed to make, subject to regulatory approval) in three community banks in nearby larger metropolitan markets), and to repurchase its stock from time to time. The parent company does not have access at the parent-company level to the sources of funds that are available to its bank subsidiaries to support their operations. The Company derives most of its parent-company revenues from dividends paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. The parent company in March 2005 (effective as of February 28, 2005) modified and extended its revolving line of credit with JPMorgan Chase Bank, N.A., Chicago, Illinois under which the parent company may borrow up to $20 million for the purpose of funding stock repurchases, acquisitions of other businesses or assets, and to satisfy parent company working capital needs, and for other general corporate purposes. Under the loan agreement and revolving note evidencing the line of credit, the Company is obligated to pay the lender interest on amounts advanced under the line of credit based upon 90-day LIBOR plus 1.25%, with a commitment fee ranging from 0.15% to 0.30% on the unused portion of the line of credit. The Company borrowed $12.0 million under the new line of credit as of February 28, 2005, to renew its indebtedness for advances that had been made under the prior line of credit. The new line of credit will contractually mature on August 31, 2006, and as of the maturity date of the line of credit the amounts of all advances then outstanding will be due and payable. The line of credit includes usual and customary covenants and conditions, including a covenant that requires that the Company maintain the capital ratios of the Company and of its affiliate banks at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions. In Item 2 of this Quarterly Report, forward-looking statements include, but are not limited to, the statements in “RESULTS OF OPERATIONS – Provision for Loan Losses” concerning the possibility that developments in the sale of a manufacturing facility and the recent bankruptcy proceeding related to certain loan customers may affect the classification of the credits and the level of specific allocation of the loan loss reserve, the statement in “RESULTS OF OPERATIONS — Income Taxes” regarding management’s belief that a certain assessment of unpaid financial institutions tax by the Indiana Department of Revenue will not result in any additional tax liability, and the statement in “FINANCIAL CONDITION – Liquidity” that the Company’s long term plan is to utilize dividends from its subsidiary banks to repay amounts borrowed by the parent company from JPMorgan Chase Bank, N.A. under its line of credit.

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

The discussions elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; developments in the sale of a manufacturing facility and in the bankruptcy of the borrower operating a retail grocery chain; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2004, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2005

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change
+2%	$122,180	4.35%	13.80%	33 b.p.
Base	117,088	---	12.91	---
-2%	103,811	(11.34)	11.25	(93) b.p.

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

Item 4.        Controls and Procedures.

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(e)        The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2005.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 2005	5,000	$ 15.57	5,000	350,789
February 2005	30,809(2)	$ 15.30	---	350,789
March 2005	20,000	$ 15.56	20,000	330,789

(1)       On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 276,965 common shares through March 31, 2005. The Board of Directors established no expiration date for this program. The Company purchased 25,000 shares under this program during the quarter ended March 31, 2005.

(2)       During February 2005, the 30,809 purchased shares were acquired by the Company from certain persons who held options (“optionees”) to acquire the Company’s common shares under its 1999 Long-Term Equity Incentive Plan (“Plan”) in connection with the exercises by such optionees of their options during February 2005. Under the terms of the Plan, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to the Company common shares that the optionee may already own, subject to certain conditions. The Company is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options. Shares acquired by the Company pursuant to option exercises under the Plan are not made pursuant to the repurchase program described by Note 1 and do not reduce the number of shares available for purchase under that program.

Item 6.        Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 9, 2005	GERMAN AMERICAN BANCORP By/s/Mark A. Schroeder Mark A. Schroeder President and Chief Executive Officer

Date May 9, 2005	By/s/Bradley M. Rust Bradley M. Rust Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Restatement of Articles of Incorporation of the Registrant.

3.2	Restated Bylaws of the Registrant, as amended through April 22, 2004, is incorporated by reference to Exhibit 3.2 to the Registrant's quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Rights Agreement dated April 27, 2000.

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

10.1	Loan Agreement between JPMorgan Chase Bank, N.A., and German American Bancorp dated as of February 28, 2005, including form of Revolving Note.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification of President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification of Senior Vice President and Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification of President and Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification of Senior Vice President and Chief Financial Officer.