Form 10-Q
period 2005-06-30
GERMAN AMERICAN BANCORP
filed 2005-08-04
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005

Or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ___________________

Commission File Number 0-11244

German American Bancorp
(Exact name of registrant as specified in its charter)

Indiana		35-1547518
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)

711 Main Street, Jasper, Indiana 47546
(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code: (812) 482-1314

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock, no par value	10,826,354

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to a discussion of our forward-looking statements and associated risks in Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets - June 30, 2005 and December 31, 2004

Consolidated Statements of Income and Comprehensive Income -
Three and Six Months Ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows - Six Months Ended
June 30, 2005 and 2004

Notes to Consolidated Financial Statements - June 30, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	June 30,	December 31,
	2005	2004
ASSETS	(unaudited)

Cash and Due from Banks	$17,996	$23,312
Federal Funds Sold and Other Short-term Investments	7,685	24,354
Cash and Cash Equivalents	25,681	47,666

Securities Available-for-Sale, at Fair Value	181,011	181,676
Securities Held-to-Maturity, at Cost (Fair value of $10,331 and
$13,636 on June 30, 2005 and December 31, 2004, respectively)	10,120	13,318

Loans Held-for-Sale	3,038	3,122

Total Loans	626,573	631,043
Less: Unearned Income	(1,130)	(1,250)
Allowance for Loan Losses	(9,501)	(8,801)
Loans, Net	615,942	620,992

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,829	13,542
Premises, Furniture and Equipment, Net	19,440	20,231
Other Real Estate	202	213
Goodwill	1,794	1,794
Intangible Assets	2,168	2,378
Company Owned Life Insurance	18,914	18,540
Accrued Interest Receivable and Other Assets	17,088	18,622
TOTAL ASSETS	$909,227	$942,094

LIABILITIES
Non-interest-bearing Demand Deposits	$120,656	$123,127
Interest-bearing Demand, Savings, and Money Market Accounts	281,123	305,341
Time Deposits	307,819	321,915
Total Deposits	709,598	750,383

FHLB Advances and Other Borrowings	104,211	95,614
Accrued Interest Payable and Other Liabilities	11,729	12,428
TOTAL LIABILITIES	825,538	858,425

SHAREHOLDERS' EQUITY
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	--	--
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,824	10,898
Additional Paid-in Capital	65,666	66,817
Retained Earnings	7,556	5,778
Accumulated Other Comprehensive Income / (Loss)	(357)	176

TOTAL SHAREHOLDERS' EQUITY	83,689	83,669

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$909,227	$942,094

End of period shares issued and outstanding	10,824,223	10,898,241

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)
	Three Months Ended
	June 30,
	2005	2004
INTEREST INCOME
Interest and Fees on Loans	$10,074	$9,742
Interest on Federal Funds Sold and Other Short-term Investments	52	20
Interest and Dividends on Securities:
Taxable	1,475	1,397
Non-taxable	571	729
TOTAL INTEREST INCOME	12,172	11,888

INTEREST EXPENSE
Interest on Deposits	3,082	2,986
Interest on FHLB Advances and Other Borrowings	1,115	1,167
TOTAL INTEREST EXPENSE	4,197	4,153

NET INTEREST INCOME	7,975	7,735
Provision for Loan Losses	691	838
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	7,284	6,897

NON-INTEREST INCOME
Trust and Investment Product Fees	508	520
Service Charges on Deposit Accounts	944	895
Insurance Revenues	1,221	1,231
Other Operating Income	655	861
Gain on Sales of Loans and Related Assets	229	363
Gain on Sales of Securities	--	--
TOTAL NON-INTEREST INCOME	3,557	3,870

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,531	4,495
Occupancy Expense	610	618
Furniture and Equipment Expense	506	547
Data Processing Fees	311	299
Professional Fees	497	485
Advertising and Promotions	156	195
Supplies	107	150
Other Operating Expenses	990	1,075
TOTAL NON-INTEREST EXPENSE	7,708	7,864

Income before Income Taxes	3,133	2,903
Income Tax Expense	725	571
NET INCOME	$2,408	$2,332

COMPREHENSIVE INCOME / (LOSS)	$2,948	$(1,432)

Earnings Per Share and Diluted Earnings Per Share	$0.22	$0.21
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended
	June 30,
	2005	2004
INTEREST INCOME
Interest and Fees on Loans	$19,988	$19,447
Interest on Federal Funds Sold and Other Short-term Investments	139	48
Interest and Dividends on Securities:
Taxable	2,905	2,681
Non-taxable	1,144	1,488
TOTAL INTEREST INCOME	24,176	23,664

INTEREST EXPENSE
Interest on Deposits	5,971	6,119
Interest on FHLB Advances and Other Borrowings	2,231	2,332
TOTAL INTEREST EXPENSE	8,202	8,451

NET INTEREST INCOME	15,974	15,213
Provision for Loan Losses	1,173	1,240
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	14,801	13,973

NON-INTEREST INCOME
Trust and Investment Product Fees	1,072	976
Service Charges on Deposit Accounts	1,767	1,728
Insurance Revenues	2,466	2,368
Other Operating Income	1,428	1,296
Gain on Sales of Loans and Related Assets	465	545
Gain on Sales of Securities	--	5
TOTAL NON-INTEREST INCOME	7,198	6,918

NON-INTEREST EXPENSE
Salaries and Employee Benefits	9,127	9,110
Occupancy Expense	1,209	1,238
Furniture and Equipment Expense	1,015	1,110
Data Processing Fees	637	605
Professional Fees	911	852
Advertising and Promotions	321	424
Supplies	231	289
Other Operating Expenses	2,195	2,086
TOTAL NON-INTEREST EXPENSE	15,646	15,714

Income before Income Taxes	6,353	5,177
Income Tax Expense	1,534	893
NET INCOME	$4,819	$4,284

COMPREHENSIVE INCOME	$4,286	$1,148

Earnings Per Share and Diluted Earnings Per Share	$0.44	$0.39
Dividends Per Share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,819	$4,284
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	334	635
Depreciation and Amortization	1,285	1,402
Amortization and Impairment of Mortgage Servicing Rights	207	40
Net Change in Loans Held for Sale	(251)	(3,729)
Loss on Investment in Limited Partnership	20	44
Provision for Loan Losses	1,173	1,240
Gain on Sale of Securities, net	--	(5)
Gain on Sale of Other Real Estate and Repossessed Assets	(23)	(64)
Gain on Disposition and Impairment of Premises and Equipment	(311)	(3)
FHLB Stock Dividends	(287)	(308)
Increase in Cash Surrender Value of Company Owned Life Insurance
(COLI)	(374)	(385)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,892	1,736
Interest Payable and Other Liabilities	(699)	(169)
Net Cash from Operating Activities	7,785	4,718

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	23,966	15,521
Proceeds from Sales of Securities Available-for-Sale	--	1,986
Purchase of Securities Available-for-Sale	(24,415)	(18,570)
Proceeds from Maturities of Securities Held-to-Maturity	3,195	2,627
Purchase of Loans	(6,369)	(1,001)
Proceeds from Sales of Loans	6,842	1,250
Loans Made to Customers, net of Payments Received	3,111	(10,457)
Proceeds from Sales of Other Real Estate	327	1,015
Property and Equipment Expenditures	(417)	(854)
Proceeds from the Sale of Property and Equipment	444	360
Net Cash from Investing Activities	6,684	(8,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(40,785)	4,925
Change in Short-term Borrowings	17,703	(35)
Advances of Long-term Debt	11,000	2,500
Repayments of Long-term Debt	(20,106)	(106)
Issuance of Common Stock	36	20
Purchase / Retire Common Stock	(1,261)	(708)
Dividends Paid	(3,041)	(3,062)
Net Cash from Financing Activities	(36,454)	3,534

Net Change in Cash and Cash Equivalents	(21,985)	129
Cash and Cash Equivalents at Beginning of Year	47,666	32,533
Cash and Cash Equivalents at End of Period	$25,681	$32,662

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited, dollars in thousands except per share data)

Note 1 - Basis of Presentation

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

Note 2 - Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:
	Three Months Ended
	June 30,
	2005	2004
Earnings per Share:
Net Income	$2,408	$2,332

Weighted Average Shares Outstanding	10,832,135	10,925,569
Earnings per Share:	$0.22	$0.21

Diluted Earnings per Share:
Net Income	$2,408	$2,332

Weighted Average Shares Outstanding	10,832,135	10,925,569
Stock Options, Net	4,643	29,811
Diluted Weighted Average Shares Outstanding	10,836,778	10,955,380

Diluted Earnings per Share	$0.22	$0.21

Stock options for 395,337 and 255,184 shares of common stock were not considered in computing diluted earnings per share for the quarters ended June 30, 2005 and 2004, respectively because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended
	June 30,
	2005	2004
Earnings per Share:
Net Income	$4,819	$4,284

Weighted Average Shares Outstanding	10,863,370	10,931,184
Earnings per Share:	$0.44	$0.39

Diluted Earnings per Share:
Net Income	$4,819	$4,284

Weighted Average Shares Outstanding	10,863,370	10,931,184
Stock Options, Net	9,555	35,153
Diluted Weighted Average Shares Outstanding	10,872,925	10,966,337

Diluted Earnings per Share	$0.44	$0.39

Stock options for 381,298 and 254,659 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2005 and 2004, respectively because they were anti-dilutive.

Note 3 - Securities

The fair values of Securities Available-for-Sale are as follows:

	June 30,	December 31,
	2005	2004
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$11,415	$4,034
Obligations of State and Political Subdivisions	25,837	30,621
Asset-/Mortgage-backed Securities	127,000	131,201
Corporate Securities	500	503
Equity Securities	16,259	15,317
Total	$181,011	$181,676

As of June 30, 2005, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $240. As of December 31, 2004, net unrealized gains on the total securities available-for-sale portfolio totaled approximately $543.

The total carrying values and fair values of Securities Held-to-Maturity are as follows:

	Carrying	Fair
June 30, 2005:	Value	Value
Obligations of State and Political Subdivisions	$10,120	$10,331
December 31, 2004:
Obligations of State and Political Subdivisions	$13,318	$13,636

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

Three Months Ended	Core	Mortgage	Financial			Consolidated
June 30, 2005	Banking	Banking	Services	Insurance	Other	Totals

Net Interest Income	$7,913	$186	$9	$8	$(141)	$7,975
Gain on Sales of Loans and
Related Assets	110	119	--	--	--	229
Net Gain on Securities	--	--	--	--	--	--
Servicing Income	--	228	--	--	(29)	199
Trust and Investment Product
Fees	1	--	527	--	(20)	508
Insurance Revenues	25	21	3	1,197	(25)	1,221
Noncash Items:
Provision for Loan Losses	691	--	--	--	--	691
MSR Amortization & Valuation	--	307	--	--	--	307
Provision for Income Taxes	2,545	(46)	17	99	(1,890)	725
Segment Profit(Loss)	3,272	(70)	24	183	(1,001)	2,408
Segment Assets	881,358	20,625	2,160	7,588	(2,504)	909,227

Three Months Ended	Core	Mortgage	Financial			Consolidated
June 30, 2004	Banking	Banking	Services	Insurance	Other	Totals

Net Interest Income	$7,704	$91	$7	$2	$(69)	$7,735
Gain on Sales of Loans and
Related Assets	239	124	--	--	--	363
Net Gain on Securities	--	--	--	--	--	--
Servicing Income	--	229	--	--	(40)	189
Trust and Investment Product
Fees	1	--	541	--	(22)	520
Insurance Revenues	33	20	6	1,207	(35)	1,231
Noncash Items:
Provision for Loan Losses	838	--	--	--	--	838
MSR Amortization & Valuation	--	(187)	--	--	--	(187)
Provision for Income Taxes	1,080	115	23	100	(747)	571
Segment Profit(Loss)	2,796	175	34	182	(855)	2,332
Segment Assets	887,721	27,243	2,178	7,788	5,529	930,459

Six Months Ended	Core	Mortgage	Financial			Consolidated
June 30, 2005	Banking	Banking	Services	Insurance	Other	Totals

Net Interest Income	$15,986	$219	$17	$11	$(259)	$15,974
Gain on Sales of Loans and
Related Assets	242	223	--	--	--	465
Net Gain on Securities	--	--	--	--	--	--
Servicing Income	--	457	--	--	(60)	397
Trust and Investment Product
Fees	3	--	1,111	--	(42)	1,072
Insurance Revenues	83	38	7	2,368	(30)	2,466
Noncash Items:
Provision for Loan Losses	1,253	(80)	--	--	--	1,173
MSR Amortization & Valuation	--	207	--	--	--	207
Provision for Income Taxes	3,865	21	45	194	(2,591)	1,534
Segment Profit(Loss)	6,445	32	67	288	(2,013)	4,819
Segment Assets	881,358	20,625	2,160	7,588	(2,504)	909,227

Six Months Ended	Core	Mortgage	Financial			Consolidated
June 30, 2004	Banking	Banking	Services	Insurance	Other	Totals

Net Interest Income	$15,165	$175	$15	$(3)	$(139)	$15,213
Gain on Sales of Loans and
Related Assets	333	212	--	--	--	545
Net Gain on Securities	5	--	--	--	--	5
Servicing Income	--	460	--	--	(80)	380
Trust and Investment Product
Fees	2	--	1,019	--	(45)	976
Insurance Revenues	53	27	14	2,336	(62)	2,368
Noncash Items:
Provision for Loan Losses	1,300	(60)	--	--	--	1,240
MSR Amortization & Valuation	--	40	--	--	--	40
Provision for Income Taxes	2,067	41	30	173	(1,418)	893
Segment Profit(Loss)	5,452	62	44	289	(1,563)	4,284
Segment Assets	887,721	27,243	2,178	7,788	5,529	930,459

Note 5 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of June 30, 2005, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program including 83,000 shares during the six months ended June 30, 2005.

Note 6 - Stock Compensation

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

	Three Months Ended
	June 30,
	2005	2004

Net Income as Reported	$2,408	$2,332
Compensation Expense Under Fair Value Method, Net of Tax	58	78
Pro forma Net Income	$2,350	$2,254
Pro forma Earnings per Share and Diluted Earnings per Share	$0.22	$0.21
Earnings per Share and Diluted Earnings per Share as Reported	$0.22	$0.21

	Six Months Ended
	June 30,
	2005	2004
Net Income as Reported	$4,819	$4,284
Compensation Expense Under Fair Value Method, Net of Tax	105	137
Pro forma Net Income	$4,714	$4,147
Pro forma Earnings per Share and Diluted Earnings per Share	$0.43	$0.38
Earnings per Share and Diluted Earnings per Share as Reported	$0.44	$0.39

Note 7 - Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following table represents the components of net periodic benefit cost for the periods presented:

	Three Months Ended
	June 30,
	2005	2004

Service Cost	$--	$--
Interest Cost	13	14
Expected Return on Assets	(6)	(9)
Amortization of Transition Amount	(1)	--
Amortization of Prior Service Cost	(1)	(1)
Recognition of Net Loss	8	7
Net Periodic Benefit Cost	$13	$11
Loss on Settlements and Curtailments	None	52

	Six Months Ended
	June 30,
	2005	2004

Service Cost	$--	$--
Interest Cost	25	28
Expected Return on Assets	(12)	(18)
Amortization of Transition Amount	(1)	(1)
Amortization of Prior Service Cost	(2)	(1)
Recognition of Net Loss	16	14
Net Periodic Benefit Cost	$26	$22

Loss on Settlements and Curtailments	None	52

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $21 to the pension plan during the fiscal year ending December 31, 2005. As of June 30, 2005 the Company had contributed $6 to the pension plan.

Note 8 - Proposed Acquisition

On May 23, 2005 the Company entered into a definitive agreement to acquire PCB Holding Company (“PCB”), through the merger of PCB with and into the Company, and the merger of PCB’s sole banking subsidiary, Peoples Community Bank, into the Company’s subsidiary, First State Bank, Southwest Indiana. Peoples Community Bank operates two banking offices in Tell City, Indiana. PCB’s assets and equity (unaudited) as of June 30, 2005 totaled $35.2 million and $5.1 million, respectively. Net income (unaudited) totaled $68 for the six-month period ended June 30, 2005.

Under the terms of the proposed merger, the shareholders of PCB would receive .7143 shares of common stock of the Company and $9.00 of cash (subject to adjustment) for each of their PCB shares, or an aggregate of approximately 257,000 shares of common stock of the Company and approximately $3.2 million of cash.

The proposed merger is subject to the approval by shareholders of PCB, approval of the appropriate bank regulatory agencies and other conditions customary for transactions of this nature. It is contemplated that the merger will be consummated during the fourth quarter of 2005, and that it will be accounted for under the purchase method of accounting.

Note 9 - Contingencies

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691 ($456 net of federal tax), including interest and penalties of approximately $100. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the six-month period ended June 30, 2005.

Note 10 - New Accounting Pronouncements

FAS 123R requires all companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified on or after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and cannot currently be predicted. Existing options that vest after adoption date are expected to result in additional compensation expense of approximately $81 during 2006, $41 in 2007, $17 in 2008, $4 in 2009 and $1 in 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp (the “Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates five affiliated community banks with 26 retail banking offices in the eight contiguous Southwestern Indiana counties of Daviess, Dubois, Gibson, Knox, Martin, Perry, Pike, and Spencer. The Company also owns a trust, brokerage and financial planning subsidiary which operates from the banking offices of the bank subsidiaries, and two insurance agencies with five insurance agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2005 and December 31, 2004 and the consolidated results of operations for the three and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2004 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2004 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

The Company’s level of net income increased 3% and 12% during the quarter ended and six months ended June 30, 2005 compared with the comparable periods of 2004. Net interest income continues to be the most significant component of earnings and net interest income in 2005 increased by $240,000 or 3% for the second quarter 2005 and by $761,000 or 5% for the first half of 2005, compared with the same periods of 2004. Also contributing to the increased earnings has been the Company’s focus on and ability to control operating costs during 2005. Non-interest expenses declined by $156,000 or 2% and $68,000 or 0.4% for the three and six months ended June 30, 2005 compared with the same periods of 2004.

Mitigating the increased level of net interest income and lower operating expenses during the second quarter of 2005 compared with 2004 was a decrease in non-interest income of $313,000 or 8%. This decline was driven largely by an impairment charge on mortgage servicing rights during the quarter ended June 30, 2005 compared with a recovery of impairment reserves on mortgage servicing rights in 2004, and a decline in the gain on sale of mortgage loans during 2005 compared with 2004. During the six months ended June 30, 2005, non-interest income contributed to the increased earnings by $280,000 compared with 2004 due primarily to the gain from the sale of a former branch office facility.

The Company’s level of non-performing loans increased significantly during the second quarter of 2005. Non-performing loans totaled $15.2 million at June 30, 2005 compared with $6.6 million as of year end 2004. The increase in non-performing loans was attributable to three specific credit facilities. Although each of these credits had been internally adversely classified in previous periods, management determined these credits should be placed on non-accrual status during 2005 due to changes in circumstances with each borrower. For further discussion of non-performing loans refer to “FINANCIAL CONDITION - Non-Performing Assets.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for the Company presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of securities available for sale, the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to cover probable incurred credit losses at the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. A provision for loan losses is charged to operations based on management's periodic evaluation of the necessary allowance balance. Evaluations are conducted at least quarterly and more often if deemed necessary. The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control.

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

As of June 30, 2005 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At June 30, 2005 the Company’s MSRs had a fair value of $2,861,000 using a weighted average prepayment rate of 19%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $3,747,000 with a weighted average prepayment rate of 10%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $1,543,000 with a weighted average prepayment rate of 48%.

Securities Available-for-Sale

Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available-for-sale are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of June 30, 2005, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $1,971,000.

Income Tax Expense

Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. As of June 30, 2005, the Company has a deferred tax asset of $2.7 million representing various tax credit carryforwards. Based on the long carryforward periods available, management has assessed it more likely than not that these credits will be realized and no valuation allowance has been established on this asset. At June 30, 2005, the Company also has a deferred tax asset representing unrealized capital losses on equity securities. Should these capital losses be realized, management believes the Company has the ability to generate sufficient capital gains to realize the tax benefit of the capital losses during the available carryforward period, including the use of tax planning strategies related to mortgage servicing rights, appreciated securities and appreciated FHLB stock. As a result, no valuation allowance has been established on this asset.

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the opinions of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment. During the second quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the six-month period ended June 30, 2005.

RESULTS OF OPERATIONS

Net Income:

Net income increased $76,000 or 3% to $2,408,000 or $0.22 per share for the quarter ended June 30, 2005 compared to $2,332,000 or $0.21 per share for the second quarter of 2004. The increase in net income during the second quarter of 2005 compared with 2004 was attributable principally to an increase in net interest income of $240,000 and a decline of $156,000 in non-interest expense partially mitigated by a decline of $313,000 in non-interest income.

Net income increased $535,000 or 12% to $4,819,000 or $0.44 per share for the six months ended June 30, 2005 compared to $4,284,000 or $0.39 per share for the first half of 2004. The increase in net income during the first half of 2005 compared with 2004 was attributable principally to an increase in net interest income of $761,000, an increase of $280,000 in non-interest income and a modest decline of $68,000 in non-interest expenses.

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

	Three Months		Change from
	Ended June 30,		Prior Period
	2005	2004	Amount	Percent
Interest Income (T/E)	$12,495	$12,297	$198	1.6%
Interest Expense	4,197	4,153	44	1.1%
Net Interest Income (T/E)	$8,298	$8,144	$154	1.9%

Net interest income increased $240,000 or 3% ($154,000 or 2% on a tax-equivalent basis) for the quarter ended June 30, 2005 compared with the same quarter of 2004. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 2005, the net interest margin increased to 3.93% compared to 3.83% for the same period of 2004. The Company’s increase in net interest income during the three months ended June 30, 2005 compared with the same period of the prior year was largely attributable to an increase in the net interest margin that was fueled by an increased yield on earning assets due primarily to an increased level of average outstanding loans and a rise in short-term market interest rates. The Company’s yield on earning assets increased to 5.91% for the second quarter 2005 compared with 5.79% for the second quarter 2004. The Company’s cost of funds (expressed as a percentage of average earning assets) during the quarter ended June 30, 2005 was 1.98% compared with 1.96% for the same period of 2004. The Company’s cost of funds was relatively stable despite the increases in short term interest rates due primarily to an increased level of non-maturity deposits including non-interest bearing demand accounts, less reliance on time deposits and borrowings and a decline in interest rates on outstanding borrowings from the Federal Home Loan Bank.

The following table summarizes German American Bancorp’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Six Months		Change from
	Ended June 30,		Prior Period
	2005	2004	Amount	Percent

Interest Income (T/E)	$24,823	$24,496	$327	1.3%
Interest Expense	8,202	8,451	(249)	-2.9%
Net Interest Income (T/E)	$16,621	$16,045	$576	3.6%

Net interest income increased $761,000 or 5% ($576,000 or 4% on a tax-equivalent basis) for the six months ended June 30, 2005 compared with the same period of 2004. For the first half of 2005, the net interest margin increased to 3.93% compared to 3.79% for the same period of 2004. The Company’s increase in net interest income during the six month period ended June 30, 2005 compared 2004 was largely attributable to an increase in the net interest margin and a modest increase in earning assets. The Company’s yield on earning assets increased to 5.86% for the six months ended June 30, 2005 compared with 5.79% for the same period of 2004. The increased yield on earning assets was due primarily to an increased level of average outstanding loans and a rise in short-term market interest rates. The Company’s cost of funds (expressed as a percentage of average earning assets) during the six months ended June 30, 2005 was 1.94% compared with 2.00% for the same period of 2004. The decline in the cost of funds was due primarily to an increased level of non-maturity deposits including non-interest bearing demand accounts, less reliance on time deposits and borrowings and a decline in interest rates on outstanding borrowings from the Federal Home Loan Bank.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $691,000 during the quarter ended June 30, 2005 compared with $838,000 in the second quarter of 2004. Provisions for loan losses totaled $1,173,000 for the six months ended June 30, 2005 compared with $1,240,000 for the same period of 2004. The decreased level of provision for loan losses during the three and six months ended June 30, 2005 compared with the same periods of 2004 was in part the result of a decline in the level of net charge-offs. Net charge-offs totaled $157,000 or 0.10% and $473,000 or 0.15% of average loans outstanding during the three and six months ended June 30, 2005 compared with $318,000 or 0.20% and $549,000 0.18% of average loans outstanding during the same periods of 2004.

The provisions for loan losses made during the quarter ended and six months ended June 30, 2005 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level, and finally at the consolidated level.

Non-interest Income:

Non-interest income decreased $313,000 or 8% for the quarter ended June 30, 2005 as compared to the same period of 2004. This decline in non-interest income was primarily the result of an impairment charge on mortgage servicing rights and decreased gains on the sale of residential mortgage loans to the secondary market during the second quarter of 2005 compared with 2004 partially offset by a gain recognized on the sale of a former branch office facility. For the six months ended June 30, 2005, non-interest income increased $280,000 or 4% as compared to the six month ended June 30, 2004. This increase was largely attributable to the previously mentioned gain on the sale of a former branch facility combined with increases in trust and investment product fees and insurance revenues partially offset by a decreased level of gains on the sale of mortgage loans.

For the three month period ended June 30, 2005, Trust and Investment Product Fees decreased $12,000 or 2% as compared to the same quarter of the prior year. Trust and Investment Product Fees increased $96,000 or 10% for the first half of 2005 as compared to the same period of 2004. The increase was primarily attributable to increased production by the Company’s financial services subsidiary, German American Financial Advisors & Trust Company.

For the quarter ended June 30, 2005, Insurance Revenues decreased $10,000 or 1% as compared to the quarter ended June 30, 2004. Insurance Revenues increased $98,000 or 4% in the six month period ended June 30, 2005 as compared to the same period of 2004. The increased insurance revenues for the first half of 2005 were due in large part to increased contingency revenues by the Company’s property and casualty insurance agency, German American Insurance, Inc. in the first quarter of 2005.

Other Operating Income decreased $206,000 or 24% for the quarter ended June 30, 2005 as compared with the same period of the prior year. The decline was predominately due to an impairment charge for mortgage servicing rights totaling $131,000 in the second quarter of 2005 compared to an impairment recovery of $300,000 for the same period 2004. In addition, mortgage servicing rights amortization increased $63,000 in the second quarter 2005 compared with 2004. These declines were partially offset by the recognition of a gain on sale of a former branch facility of $306,000. For the six months ended June 30, 2005, Other Operating Income increased $132,000 or 10% as compared with 2004. This increase was primarily attributable to the aforementioned sale of a former branch facility. The gain was partially offset by a greater level of mortgage servicing rights amortization of $120,000 and a net lower recovery on mortgage servicing right impairment of $47,000. The net recovery of mortgage servicing right impairment totaled $136,000 for the first half of 2005 as compared to mortgage servicing right impairment totaling $183,000 for the same period of 2004.

During the three and six months ended June 30, 2005, Net Gains on Sales of Loans and Related Assets decreased $134,000 or 37% and $80,000 or 15% compared with 2004. The declines are primarily attributable to a lower margin on loans sold in the secondary market due in part to competitive pressures in the Company’s affiliate banks’ markets. Modest increases in the level of loan sales during the three and six months ended June 30, 2005 as compared to 2004 partially offset the overall decline in Net Gains on Sales of Loans and Related Assets. Loan sales totaled $14.0 million and $17.9 million during the three and six months ended June 30, 2005 compared with $10.5 million and $17.5 million during the same periods of 2004.

Non-interest Expense:

Non-interest Expense decreased $156,000 or 2% and $68,000 or 1% during the three and six months ended June 30, 2005 compared to the same periods of 2004. The decline in non-interest expenses in both the three and six month periods ended June 30, 2005 compared with the same periods of 2004 were the result of efforts by the Company to control costs and improve operating efficiencies. As a service business, the largest non-interest expense is salary and benefit costs. These costs increased by less than one percent for each the three and six months ended June 30, 2005 compared with 2004. These relatively small increases in salary and benefit costs combined with no other significant increases, and in many categories declines in the expense levels, enabled the Company to reduce non-interest expenses in 2005 compared with 2004.

For the three and six months ended June 30, 2005, Salaries and Employee Benefits Expense remained relatively stable with a modest increase of $36,000 and $17,000 as compared to the same periods of 2004. Furniture and Equipment Expense decreased $41,000 or 7% and $95,000 or 9% for the quarter and six months ended June 30, 2005 compared to the same periods ended June 30, 2004. The decline was primarily attributable to a lowered amount of depreciation expense for certain computer network related fixed assets which fully depreciated in 2004.

Advertising and Promotion decreased $39,000 or 20% and $103,000 or 24% for the three and six months ended June 30, 2005 compared with the same periods ended June 30, 2004. The decline was the result of more directed advertising campaigns during 2005. For the three and six months ended June 30, 2005, Supplies decreased $43,000 or 29% and $58,000 or 20% compared to the same periods in 2004.

Other Operating Expense decreased $85,000 or 8% during the quarter ended June 30, 2005 compared with 2004. Decreased operating losses of $97,000 at an affordable housing limited partnership investment largely attributed to the decrease in Other Operating Expense. During the first half of 2005, Other Operating Expense increased $109,000 or 5% as compared to the same period of 2004. Increased collection costs largely contributed to the increase in Other Operating Expenses.

Income Taxes:

The Company’s effective income tax rate approximated 23% and 24 % of pre-tax income during the three and six months ended June 30, 2005 and 20% and 17% during the three and six months ended June 30, 2004. The higher effective tax rate during the quarter and six months ended June 30, 2005 compared with the same periods of 2004 was the result of higher levels of before tax net income combined with a lower level of tax-exempt investment income and a lower level of tax credits generated by investments in affordable housing projects. The effective tax rate in both 2005 and 2004 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the six-month period ended June 30, 2005.

FINANCIAL CONDITION

Total assets at June 30, 2005 decreased $32.9 million to $909.2 million compared with $942.1 million in total assets at December 31, 2004. Cash and Cash Equivalents declined $22.0 million to $25.7 million at June 30, 2005 compared with $47.7 million at year-end 2004. Securities available-for-sale and held-to-maturity decreased $3.9 million to $191.1 million at June 30, 2005 compared with $195.0 million at year-end 2004. Loans, net of unearned income and allowance for loan losses, decreased $5.1 million to $615.9 million at June 30, 2005 compared to $621.0 million at December 31, 2004.

Total Deposits at June 30, 2005 decreased $40.8 million to $709.6 million compared with $750.4 in total deposits at December 31, 2004. Demand, savings, and money market accounts decreased $26.7 million while time deposits declined $14.1 million. FHLB Advances and Other Borrowings increased $8.6 million to $104.2 million at June 30, 2005 compared with $95.6 million at December 31, 2004.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004

Non-accrual Loans	$14,842	$5,750
Past Due Loans (90 days or more)	312	831
Restructured Loans	--	--
Total Non-performing Loans	15,154	6,581
Other Real Estate	202	213
Total Non-performing Assets	$15,356	$6,794
Allowance for Loan Loss to Non-performing Loans	62.70%	133.73%
Non-performing Loans to Total Loans	2.42%	1.04%

During 2005, the Company, in accordance with its standard methodology for the identification of potential problem credits, downgraded the internal risk classification on two commercial credit facilities and placed these credits along with the one additional commercial credit on non-accrual status. The net effect of this activity has been to increase the level of non-performing loans for the Company during 2005 as compared with year-end 2004.

The Company is closely monitoring developments in the status of these three credits, one of which is a manufacturing entity which has ceased operations and is currently in negotiations for the sale of their facility. The indebtedness owed the Company on this credit, which is secured by a first priority lien on substantially all of the borrower’s assets, is approximately $1.3 million. The second of these specific credits which totals approximately $5.3 million, is extended to a borrower operating two hotel facilities. This credit is secured by a first priority lien on the hotel facilities. The borrower is currently operating the hotels and is actively attempting to negotiate the sale of the facilities. The third of these specific credits, which is extended to a borrower operating a retail grocery store chain, is a 10% interest (the Company’s current balance is approximately $4.8 million) in a credit facility of approximately $48 million that is led by Harris, N.A., Chicago, Illinois. This credit facility is secured by a first lien position on substantially all the borrower’s assets. The borrower on this credit filed for Chapter 11 bankruptcy relief on May 4, 2005.

The Company will continue to assess the internal classification of these credits and the level of specific allocation of the loan loss reserve attributable to these credits based upon the best information that is available from time to time, including the status of any negotiations for the sale of the manufacturing facility and of the hotel facilities, and developments in the grocery store chain bankruptcy case.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. All of the Company’s affiliate banks are categorized as well-capitalized as of June 30, 2005.

At June 30, 2005, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

		To be Well
		Capitalized
		Under Prompt
	Minimum for	Corrective
	Capital	Action	At	At
	Adequacy	Provisions	June 30,	December 31,
	Purposes	(FDICIA)	2005	2004

Leverage Ratio	4.00%	5.00%	8.72%	8.50%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	10.99%	10.63%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	12.26%	11.83%

As of June 30, 2005, shareholders’ equity remained virtually unchanged from year-end 2004 and totaled $83.7 million which represented 9.2% of total assets.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $21.9 million during the six months ended June 30, 2005 ending at $25.7 million compared with $47.7 million at year-end 2004. The decline in cash and cash equivalents was due in large part to net cash outflows from financing activities of $36.5 million, which included a $40.8 million decline in total deposits. From December 31, 2004, interest-bearing deposit accounts and time deposits decreased $24.2 million and $14.1 million, respectively. Cash outflows from financing activities for the period ended June 30, 2005 also included $3.0 million in dividends paid to shareholders. During the six months ended June 30, 2005, cash flows from operating activities provided $7.8 million of available cash, which included net income of $4.8 million. Cash inflows from investing activities totaled $6.7 million during the first half of 2005 due in large part to an overall decline in the Company’s loan portfolio.

Parent Company Liquidity and Capital Resources:

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiaries to support their operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings under its revolving line of credit, which is discussed in detail below.

As previously reported, the parent company in March 2005 (effective as of February 28, 2005) modified and extended its prior revolving line of credit with JPMorgan Chase Bank, N.A., Chicago, Illinois. Under the modified and extended line of credit, the parent company may borrow up to $20 million for the purpose of funding stock repurchases, acquisitions of other businesses or assets, and to satisfy parent company working capital needs, and for other general corporate purposes. Under the loan agreement and revolving note evidencing the line of credit, the Company is obligated to pay the lender interest on amounts advanced under the line of credit based upon 90-day LIBOR plus 1.25%, with a commitment fee ranging from 0.15% to 0.30% on the unused portion of the line of credit. The new line of credit will contractually mature on August 31, 2006, and as of the maturity date of the line of credit the amounts of all advances then outstanding will be due and payable. The line of credit includes usual and customary covenants and conditions, including a covenant that requires that the Company maintain the capital ratios of the Company and of its affiliate banks at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies.

At June 30, 2005, the principal amount of unpaid advances that the Company had borrowed from JPMorgan Chase Bank, N. A. under the modified and extended revolving line of credit was $12.0 million. The Company anticipates that parent company borrowings under this line of credit will increase during the third quarter of 2005. The Company intends to utilize dividends that are available from its banking subsidiaries as the primary source of repayment of its borrowings under this line of credit. However, if and to the extent that the parent company does not have sufficient cash resources on hand on August 31, 2006, to repay its borrowings under this line of credit, the Company anticipates that it will seek to extend or refinance the parent company’s line of credit with the current lender or other lenders, or seek other sources of equity or debt capital, such as but not limited to the sale of interests in long-term subordinated debentures to institutional investors as part of a transaction commonly known in banking as a “trust preferred” financing transaction.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans and other assets; simulations of changes in interest rates; litigation results; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,”“may,”“will,”“would,”“could,”“should,”“intend,”“project,”“estimate,”“believe” or “anticipate,” or similar expressions. In Item 2 of this Quarterly Report, forward-looking statements include, but are not limited to, the statement in “RESULTS OF OPERATIONS - Income Taxes” regarding management’s belief that it is not probable that a certain assessment of unpaid financial institutions tax by the Indiana Department of Revenue will result in any additional tax liability, and the statement in “FINANCIAL CONDITION - Parent Company Liquidity and Capital Resources” that the Company expects that it will negotiate an extension or refinancing of the parent company’s current line of credit with its lender, or seek additional sources of equity or debt capital, if and to the extent that the parent company does not have sufficient cash resources on August 31, 2006 to repay the amount that is then due under its line of credit.

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

The discussions elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results or experiences to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the risk of unfavorable developments in any negotiations for the proposed sales of a manufacturing facility and of certain hotel facilities and in the bankruptcy case of the borrower operating a retail grocery chain; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2004, and other SEC filings from time to time, when considering any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the parent company and its affiliate banks. Primary market risks which impact the Company’s operations are liquidity risk and interest rate risk.

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

Interest Rate Sensitivity as of June 30, 2005

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets

Changes In rates	$ Amount	% Change	NPV Ratio	Change

+2%	$118,332	3.49%	13.38%	21 b.p.
Base	114,347	--	12.63	--
-2%	101,451	(11.28)	11.01	(83) b.p.

This Item 3 includes forward-looking statements. See “Forward-looking Statements” included in Part I, Item 2 of this Report for a discussion of certain factors that could cause the Company’s actual exposure to market risk to vary materially from that expressed or implied above. These factors include possible changes in economic conditions; interest rate fluctuations, competitive product and pricing pressures within the Company’s markets; and equity and fixed income market fluctuations. Actual experience may also vary materially to the extent that the Company’s assumptions described above prove to be inaccurate.

Item 4. Controls and Procedures.

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended June 30, 2005.

Period	Total Number Of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program(1)
April 1-30, 2005	58,000		$15.05	58,000	272,789
May 1-31, 2005	--		--	--	272,789
June 1-30, 2005	1,155	(2)	$13.14	--	272,789
	59,155		$15.01	58,000	272,789
(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2005 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased 58,000 shares under this program during the quarter ended June 30, 2005.

(2) During June 2005, the 1,155 purchased shares were acquired by the Company from certain persons who held options (“optionees”) to acquire the Company’s common shares under its 1999 Long-Term Equity Incentive Plan (“Plan”) in connection with the exercises by such optionees of their options during June 2005. Under the terms of the Plan, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to the Company common shares that the optionee may already own, subject to certain conditions. The Company is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options. Shares acquired by the Company pursuant to option exercises under the Plan are not made pursuant to the repurchase program described by Note 1 and do not reduce the number of shares available for purchase under that program.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 28, 2005. At the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2008:

	Votes	Votes	Broker
Nominee	Cast for	Withheld/Abstained	Non-Votes
Gene C. Mehne	8,847,432	69,952	0
Larry J. Seger	8,850,321	67,063	0
Christina M. Ernst	8,850,975	66,409	0
Mark A. Schroeder	8,833,198	84,186	0

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP

Date August 2, 2005	By:	/s/ Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date August 2, 2005	By:	/s/ Bradley M. Rust
Bradley M. Rust
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1
Agreement and Plan of Reorganization by and among the Registrant, First State Bank, Southwest Indiana, PCB Holding Company, and Peoples Community Bank, dated May 23, 2005, is incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed with the SEC on July 19, 2005 (File No. 333-126704). Certain exhibits have been omitted from the Agreement as filed with the SEC. The omitted information is considered immaterial from an investor's perspective. The Registrant will furnish supplementally a copy of any of any omitted exhibit to the SEC upon request from the SEC.

2.2
Voting Agreement by and among the Registrant, Carl D. Smith, Mark L. Ress, David L. Lasher, James G. Tyler, and Daniel P. Lutgring, dated May 23, 2005, is incorporation by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 filed with the SEC on July 19, 2005 (File No. 333-126704).

3.1	Restatement of Articles of Incorporation of the Registrant, is incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

3.2	Restated Bylaws of the Registrant, as amended through April 22, 2004, is incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon requests.

4.3
Terms of Common Shares and Preferred Shares of German American Bancorp found in Restatement of Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.1	Description of 2005 Management Incentive Plan is incorporated by reference to the description contained in Item 1.01 to the Registrant's Current Report on Form 8-K filed May 4, 2005.

10.2
Description of Director Compensation for the twelve-month period commencing at the annual reorganization meeting of the Board of Directors held in April 2005 is incorporated by reference to the description contained in Item 1.01 to the Registrant's Current Report on Form 8-K filed May 4, 2005.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification of President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification of Senior Vice President (Chief Financial Officer)

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification of President and Chief Executive Officer

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification of Senior Vice President (Chief Financial Officer)