Form 10-Q
period 2005-09-30
GERMAN AMERICAN BANCORP
filed 2005-11-09
CIK 714395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2005

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ___________________

Commission File Number 0-11244

German American Bancorp

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1547518 (I.R.S. Employer Identification No.)

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

YES	☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at November 1, 2005 11,084,234

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

Consolidated Balance Sheets – September 30, 2005 and December 31, 2004

Consolidated Statements of Income and Comprehensive Income –

Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows – Nine Months Ended

September 30, 2005 and 2004

Notes to Consolidated Financial Statements – September 30, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and Due from Banks	$22,761	$23,312
Federal Funds Sold and Other Short-term Investments	8,982	24,354

Cash and Cash Equivalents	31,743	47,666

Securities Available-for-Sale, at Fair Value	180,153	181,676
Securities Held-to-Maturity, at Cost (Fair value of $9,503 and
$13,636 on September 30, 2005 and December 31, 2004, respectively)	9,311	13,318

Loans Held-for-Sale	2,779	3,122

Total Loans	626,695	631,043
Less: Unearned Income	(1,077)	(1,250)
Allowance for Loan Losses	(9,370)	(8,801)

Loans, Net	616,248	620,992

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,829	13,542
Premises, Furniture and Equipment, Net	19,867	20,231
Other Real Estate	382	213
Goodwill	1,794	1,794
Intangible Assets	2,062	2,378
Company Owned Life Insurance	18,909	18,540
Accrued Interest Receivable and Other Assets	20,798	18,622

TOTAL ASSETS	$917,875	$942,094

LIABILITIES
Non-interest-bearing Demand Deposits	$119,772	$123,127
Interest-bearing Demand, Savings, and Money Market Accounts	283,490	305,341
Time Deposits	308,386	321,915

Total Deposits	711,648	750,383

FHLB Advances and Other Borrowings	111,283	95,614
Accrued Interest Payable and Other Liabilities	10,532	12,428

TOTAL LIABILITIES	833,463	858,425

SHAREHOLDERS' EQUITY
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	10,827	10,898
Additional Paid-in Capital	65,611	66,817
Retained Earnings	8,512	5,778
Accumulated Other Comprehensive Income / (Loss)	(538)	176

TOTAL SHAREHOLDERS' EQUITY	84,412	83,669

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$917,875	$942,094

End of period shares issued and outstanding	10,827,205	10,898,241

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2005	2004

INTEREST INCOME
Interest and Fees on Loans	$10,514	$9,833
Interest on Federal Funds Sold and Other Short-term Investments	55	21
Interest and Dividends on Securities:
Taxable	1,484	1,412
Non-taxable	523	691

TOTAL INTEREST INCOME	12,576	11,957

INTEREST EXPENSE
Interest on Deposits	3,427	2,818
Interest on FHLB Advances and Other Borrowings	1,168	1,239

TOTAL INTEREST EXPENSE	4,595	4,057

NET INTEREST INCOME	7,981	7,900
Provision for Loan Losses	552	288

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,429	7,612

NON-INTEREST INCOME
Trust and Investment Product Fees	514	516
Service Charges on Deposit Accounts	1,009	913
Insurance Revenues	1,096	1,093
Other Operating Income	635	321
Gain on Sales of Loans and Related Assets	234	278
Gain on Sales of Securities	—	—

TOTAL NON-INTEREST INCOME	3,488	3,121

NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,465	4,534
Occupancy Expense	589	624
Furniture and Equipment Expense	474	521
Data Processing Fees	309	283
Professional Fees	335	417
Advertising and Promotions	171	225
Supplies	129	115
Other Operating Expenses	1,053	1,106

TOTAL NON-INTEREST EXPENSE	7,525	7,825

Income before Income Taxes	3,392	2,908
Income Tax Expense	921	532

NET INCOME	$2,471	$2,376

COMPREHENSIVE INCOME	$2,289	$4,694

Earnings Per Share and Diluted Earnings Per Share	$0.23	$0.22
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2005	2004

INTEREST INCOME
Interest and Fees on Loans	$30,502	$29,280
Interest on Federal Funds Sold and Other Short-term Investments	194	69
Interest and Dividends on Securities:
Taxable	4,389	4,093
Non-taxable	1,667	2,179

TOTAL INTEREST INCOME	36,752	35,621

INTEREST EXPENSE
Interest on Deposits	9,398	8,937
Interest on FHLB Advances and Other Borrowings	3,399	3,571

TOTAL INTEREST EXPENSE	12,797	12,508

NET INTEREST INCOME	23,955	23,113
Provision for Loan Losses	1,725	1,528

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,230	21,585

NON-INTEREST INCOME
Trust and Investment Product Fees	1,586	1,492
Service Charges on Deposit Accounts	2,776	2,641
Insurance Revenues	3,562	3,461
Other Operating Income	2,063	1,617
Gain on Sales of Loans and Related Assets	699	823
Gain on Sales of Securities	—	5

TOTAL NON-INTEREST INCOME	10,686	10,039

NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,592	13,644
Occupancy Expense	1,798	1,862
Furniture and Equipment Expense	1,489	1,631
Data Processing Fees	946	888
Professional Fees	1,246	1,269
Advertising and Promotions	492	649
Supplies	360	404
Other Operating Expenses	3,248	3,192

TOTAL NON-INTEREST EXPENSE	23,171	23,539

Income before Income Taxes	9,745	8,085
Income Tax Expense	2,455	1,425

NET INCOME	$7,290	$6,660

COMPREHENSIVE INCOME	$6,575	$5,842

Earnings Per Share and Diluted Earnings Per Share	$0.67	$0.61
Dividends Per Share	$0.42	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,290	$6,660
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	458	853
Depreciation and Amortization	1,885	2,065
Amortization and Impairment of Mortgage Servicing Rights	193	378
Net Change in Loans Held for Sale	(170)	(306)
Loss on Investment in Limited Partnership	52	111
Provision for Loan Losses	1,725	1,528
Gain on Sale of Securities, net	—	(5)
Gain on Sale of Other Real Estate and Repossessed Assets	(23)	(50)
Gain on Disposition and Impairment of Premises and Equipment	(311)	(3)
FHLB Stock Dividends	(287)	(456)
Increase in Cash Surrender Value of Company Owned Life Insurance (COLI)	(369)	(577)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(1,572)	2,455
Interest Payable and Other Liabilities	(1,896)	(1,166)

Net Cash from Operating Activities	6,975	11,487

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	40,241	24,609
Proceeds from Sales of Securities Available-for-Sale	—	1,986
Purchase of Securities Available-for-Sale	(40,231)	(21,544)
Proceeds from Maturities of Securities Held-to-Maturity	4,012	3,922
Purchase of Loans	(7,309)	(7,688)
Proceeds from Sales of Loans	8,896	1,250
Loans Made to Customers, net of Payments Received	766	(10,354)
Proceeds from Sales of Other Real Estate	520	1,065
Property and Equipment Expenditures	(1,339)	(1,227)
Proceeds from the Sale of Property and Equipment	445	360

Net Cash from Investing Activities	6,001	(7,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(38,735)	7,649
Change in Short-term Borrowings	19,125	(7,411)
Advances of Long-term Debt	17,500	2,500
Repayments of Long-term Debt	(20,956)	(511)
Issuance of Common Stock	47	33
Purchase / Retire Common Stock	(1,261)	(708)
Employee Stock Purchase Plan	(63)	—
Dividends Paid	(4,556)	(4,587)

Net Cash from Financing Activities	(28,899)	(3,035)

Net Change in Cash and Cash Equivalents	(15,923)	831
Cash and Cash Equivalents at Beginning of Year	47,666	32,533

Cash and Cash Equivalents at End of Period	$31,743	$33,364

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2005	2004
Earnings per Share:
Net Income	$2,471	$2,376

Weighted Average Shares Outstanding	10,826,729	10,898,241

Earnings per Share:	$0.23	$0.22

Diluted Earnings per Share:
Net Income	$2,471	$2,376

Weighted Average Shares Outstanding	10,826,729	10,898,241
Stock Options, Net	4,891	31,629

Diluted Weighted Average Shares Outstanding	10,831,620	10,929,870

Diluted Earnings per Share	$0.23	$0.22

Stock options for 352,793 and 254,659 shares of common stock were not considered in computing diluted earnings per share for the quarters ended September 30, 2005 and 2004, respectively because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended September 30,
	2005	2004
Earnings per Share:
Net Income	$7,290	$6,660

Weighted Average Shares Outstanding	10,851,022	10,920,123

Earnings per Share:	$0.67	$0.61

Diluted Earnings per Share:
Net Income	$7,290	$6,660

Weighted Average Shares Outstanding	10,851,022	10,920,123
Stock Options, Net	5,962	33,998

Diluted Weighted Average Shares Outstanding	10,856,984	10,954,121

Diluted Earnings per Share	$0.67	$0.61

Stock options for 338,755 and 254,659 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2005 and 2004, respectively because they were anti-dilutive.

Note 3 – Securities

The fair values of Securities Available-for-Sale are as follows:

	September 30, 2005	December 31, 2004

U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$10,397	$4,034
Obligations of State and Political Subdivisions	23,760	30,621
Asset-/Mortgage-backed Securities	129,095	131,201
Corporate Securities	500	503
Equity Securities	16,401	15,317

Total	$180,153	$181,676

As of September 30, 2005, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $507. As of December 31, 2004, net unrealized gains on the total securities available-for-sale portfolio totaled approximately $543.

The total carrying values and fair values of Securities Held-to-Maturity are as follows:

	Carrying Value	Fair Value

September 30, 2005:
Obligations of State and Political Subdivisions	$9,311	$9,503

December 31, 2004:
Obligations of State and Political Subdivisions	$13,318	$13,636

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

The following segment financial information has been derived from the internal financial statements of German American Bancorp, which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the four segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with minor amounts to eliminate transactions between segments.

Three Months Ended September 30, 2005	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$8,039	$172	$11	$11	$(252)	$7,981
Gain on Sales of Loans and
Related Assets	252	(18)	—	—	—	234
Net Gain on Securities	—	—	—	—	—	—
Servicing Income	—	238	—	—	(33)	205
Trust and Investment Product Fees	1	—	534	—	(21)	514
Insurance Revenues	29	17	21	1,055	(26)	1,096
Noncash Items:
Provision for Loan Losses	(548)	—	—	—	1,100	552
MSR Amortization & Valuation	—	(14)	—	—	—	(14)
Provision for Income Taxes	708	75	56	51	31	921
Segment Profit(Loss)	3,877	115	86	97	(1,704)	2,471
Segment Assets	882,877	20,375	2,238	7,123	5,262	917,875

Three Months Ended September 30, 2004	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$7,929	$46	$9	$2	$(86)	$7,900
Gain on Sales of Loans and
Related Assets	140	138	—	—	—	278
Net Gain on Securities	—	—	—	—	—	—
Servicing Income	—	230	—	—	(37)	193
Trust and Investment Product Fees	1	—	536	—	(21)	516
Insurance Revenues	(5)	15	7	1,106	(30)	1,093
Noncash Items:
Provision for Loan Losses	288	—	—	—	—	288
MSR Amortization & Valuation	—	338	—	—	—	338
Provision for Income Taxes	1,285	(103)	25	41	(716)	532
Segment Profit(Loss)	3,105	(157)	38	182	(792)	2,376
Segment Assets	890,071	26,431	2,182	7,383	1,520	927,587

Nine Months Ended September 30, 2005	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$24,025	$391	$28	$22	$(511)	$23,955
Gain on Sales of Loans and
Related Assets	494	205	—	—	—	699
Net Gain on Securities	—	—	—	—	—	—
Servicing Income	—	705	—	—	(103)	602
Trust and Investment Product Fees	4	—	1,645	—	(63)	1,586
Insurance Revenues	112	55	28	3,423	(56)	3,562
Noncash Items:
Provision for Loan Losses	705	(80)	—	—	1,100	1,725
MSR Amortization & Valuation	—	193	—	—	—	193
Provision for Income Taxes	4,573	96	101	245	(2,560)	2,455
Segment Profit(Loss)	10,322	147	153	385	(3,717)	7,290
Segment Assets	882,877	20,375	2,238	7,123	5,262	917,875

Nine Months Ended September 30, 2004	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$23,094	$221	$24	$(1)	$(225)	$23,113
Gain on Sales of Loans and
Related Assets	473	350	—	—	—	823
Net Gain on Securities	5	—	—	—	—	5
Servicing Income	—	690	—	—	(117)	573
Trust and Investment Product Fees	3	—	1,555	—	(66)	1,492
Insurance Revenues	48	42	21	3,442	(92)	3,461
Noncash Items:
Provision for Loan Losses	1,588	(60)	—	—	—	1,528
MSR Amortization & Valuation	—	378	—	—	—	378
Provision for Income Taxes	3,352	(62)	55	214	(2,134)	1,425
Segment Profit(Loss)	8,557	(95)	82	471	(2,355)	6,660
Segment Assets	890,071	26,431	2,182	7,383	1,520	927,587

Note 5 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of September 30, 2005, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program including 83,000 shares during the nine months ended September 30, 2005.

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

	Three Months Ended September 30,
	2005	2004

Net Income as Reported	$2,471	$2,376
Compensation Expense Under Fair Value Method, Net of Tax	37	53

Pro forma Net Income	$2,434	$2,323
Pro forma Earnings per Share and Diluted Earnings per Share	$0.22	$0.21
Earnings per Share and Diluted Earnings per Share as Reported	$0.23	$0.22

	Nine Months Ended September 30,
	2005	2004

Net Income as Reported	$7,290	$6,660
Compensation Expense Under Fair Value Method, Net of Tax	141	193

Pro forma Net Income	$7,149	$6,467
Pro forma Earnings per Share and Diluted Earnings per Share	$0.66	$0.59
Earnings per Share and Diluted Earnings per Share as Reported	$0.67	$0.61

Note 7 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following table represents the components of net periodic benefit cost for the periods presented:

	Three Months Ended September 30,
	2005	2004

Service Cost	$—	$—
Interest Cost	12	13
Expected Return on Assets	(6)	(7)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	—	(1)
Recognition of Net Loss	7	8

Net Periodic Benefit Cost	$13	$13

Loss on Settlements and Curtailments	None	None

	Nine Months Ended September 30,
	2005	2004

Service Cost	$—	$—
Interest Cost	37	41
Expected Return on Assets	(18)	(25)
Amortization of Transition Amount	(1)	(1)
Amortization of Prior Service Cost	(2)	(2)
Recognition of Net Loss	23	22

Net Periodic Benefit Cost	$39	$35

Loss on Settlements and Curtailments	None	52

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $21 to the pension plan during the fiscal year ending December 31, 2005. As of September 30, 2005, the Company had contributed $14 to the pension plan.

Note 8 – Business Combinations

On October 1, 2005 the Company consummated a merger with PCB Holding Company (“PCB”). PCB was merged with and into the Company, and PCB’s sole banking subsidiary, Peoples Community Bank, was merged into the Company’s subsidiary, First State Bank, Southwest Indiana. Peoples Community Bank operated two banking offices in Tell City, Indiana. PCB’s assets and equity (unaudited) as of September 30, 2005 totaled $34.6 million and $4.8 million, respectively. Net loss (unaudited) totaled $586 for the nine-month period ended September 30, 2005.

Under the terms of the merger, the shareholders of PCB received .7143 shares of common stock of the Company and $9.00 of cash for each of their PCB shares, or an aggregate of 257,029 shares of common stock of the Company and approximately $3.2 million of cash.

This merger was accounted for under the purchase method of accounting. These financial statements exclude the effects of this merger transaction.

On October 25, 2005 the Company entered into a definitive agreement to acquire Stone City Bancshares, Inc. (“Stone City”) and its subsidiary bank, Stone City Bank of Bedford, Indiana through a merger of Stone City with and into the Company. Stone City Bank of Bedford, Indiana, which will continue operations as an independent, state chartered banking institution, operates two banking offices in Bedford, Indiana. Stone City’s assets and equity (unaudited) as of September 30, 2005 totaled $61.5 million and $5.9 million, respectively. Net income (unaudited) totaled $123 for the nine-month period ended September 30, 2005. This net income includes no provision for income taxes as Stone City has elected under Internal Revenue Service Code to be an S Corporation. As such, in lieu of corporate income taxes, the shareholders of Stone City are taxed on their proportionate share of the Company’s taxable income.

Under the terms of the proposed merger, the shareholders of Stone City would receive (subject to possible adjustment) aggregate cash payments of approximately $6.4 million and common shares of the Company valued during a pre-closing valuation period of approximately $4.6 million, representing a total transaction value of approximately $11.0 million. The proposed merger is subject to approval of the appropriate bank regulatory agencies and other conditions customary for transactions of this nature. It is contemplated that the merger will be consummated during the first quarter of 2006, and that it will be accounted for under the purchase method of accounting.

Note 9 – Contingencies

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691 ($456 net of federal tax), including interest and penalties of approximately $100. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the nine-month period ended September 30, 2005.

Note 10 – New Accounting Pronouncements

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2005 and December 31, 2004 and the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2004 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2004 Annual Report on Form 10-K and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

The Company’s level of net income increased 4% and 9% (5% and 10% on a per share basis) during the quarter ended and nine months ended September 30, 2005 compared with the comparable periods of 2004. Net interest income continues to be the most significant component of earnings. The Company’s net interest margin improved in both the three and nine months ended September 30, 2005 compared with 2004 and has continued to assist in earnings growth of the Company as evidenced by the increase in net interest income of $81,000 or 1% for the third quarter 2005 and by $842,000 or 4% for the nine months ended September 30, 2005, compared with the same periods of 2004.

The Company’s focus on and ability to control operating costs during 2005 has also contributed to the increased earnings. Non-interest expenses declined by $300,000 or 4% and $368,000 or 2% for the three and nine months ended September 30, 2005 compared with the same periods of 2004. Also contributing to the increased level of earnings has been an improvement in the Company’s level of non-interest income in both the three and nine months ended September 30, 2005 compared with 2004. During these periods, non-interest income increased by 12% and 6%. A significant portion of the increase in non-interest income was derived from recoveries of previously impaired mortgage servicing rights.

Partially mitigating these aforementioned improvements were higher levels of provisions for loan losses during 2005 compared with 2004. Provision for loan losses increased $264,000 third quarter 2005 and $197,000 during the nine months ended September 30, 2005 compared with the same period of 2004. The increased provision in 2005 was driven primarily by higher levels of net charge-offs and increased specific allocations on non-performing loans and adversely classified loans.

The Company’s level of non-performing loans increased significantly during 2005 compared with year-end 2004. Most of this increase was identified during the second quarter of 2005 and previously reported. Non-performing loans totaled $15.8 million at September 30, 2005 compared with $6.6 million as of year end 2004. The increase in non-performing loans was primarily attributable to three specific credit facilities. Although each of these credits had been internally adversely classified in previous periods, management determined these credits should be placed on non-accrual status during 2005 due to changes in circumstances with each borrower. For further discussion of non-performing loans refer to “FINANCIAL CONDITION – Non-Performing Assets.”

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

As of September 30, 2005 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At September 30, 2005 the Company’s MSRs had a fair value of $3,195,000 using a weighted average prepayment rate of 15%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $3,830,000 with a weighted average prepayment rate of 10%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $1,831,000 with a weighted average prepayment rate of 37%.

Securities Available-for-Sale

Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available-for-sale are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of September 30, 2005, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $2,318,000.

Income Tax Expense

Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. As of September 30, 2005, the Company has a deferred tax asset of $2.5 million representing various tax credit carryforwards. Based on the long carryforward periods available, management has assessed it more likely than not that these credits will be realized and no valuation allowance has been established on this asset. At September 30, 2005, the Company also has a deferred tax asset representing unrealized capital losses on equity securities. Should these capital losses be realized, management believes the Company has the ability to generate sufficient capital gains to realize the tax benefit of the capital losses during the available carryforward period, including the use of tax planning strategies related to mortgage servicing rights, appreciated securities and appreciated FHLB stock. As a result, no valuation allowance has been established on this asset.

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the opinions of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the nine-month period ended September 30, 2005.

RESULTS OF OPERATIONS

Net Income:

Net income increased $95,000 or 4% to $2,471,000 or $0.23 per share for the quarter ended September 30, 2005 compared to $2,376,000 or $0.22 per share for the third quarter of 2004. The increase in net income during the third quarter of 2005 compared with 2004 was attributable principally to an increase in net interest income of $81,000, an increase of $367,000 in non-interest income, and a decline of $300,000 in non-interest expense partially mitigated by an increase of $264,000 in provision for loan losses and an increase of $389,000 in income tax expense.

Net income increased $630,000 or 9% to $7,290,000 or $0.67 per share for the nine months ended September 30, 2005 compared to $6,660,000 or $0.61 per share for the nine months ended September 30, 2004. The increase in net income during 2005 compared with 2004 was attributable principally to an increase in net interest income of $842,000, an increase of $647,000 in non-interest income and a decline of $368,000 in non-interest expenses partially mitigated by and increase of $197,000 in provision for loan losses and an increase of $1,030,000 in income tax expense.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes German American Bancorp’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for the most recent quarter of 2005 and the comparable prior year period (dollars in thousands):

	Three Months Ended September 30,		Change from Prior Period
	2005	2004	Amount	Percent
Interest Income (T/E)	$12,872	$12,357	$515	4.2%
Interest Expense	4,595	4,057	538	13.3%

Net Interest Income (T/E)	$8,277	$8,300	$(23)	(0	.3)%

Net interest income increased $81,000 or 1% (a decline of $23,000 or 0.3% on a tax-equivalent basis) for the quarter ended September 30, 2005 compared with the same quarter of 2004. Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 2005, the net interest margin increased to 3.92% compared to 3.88% for the same period of 2004.

The Company’s increase in net interest income during the three months ended September 30, 2005 compared with the same period of the prior year was largely attributable to the increase in the net interest margin. The Company’s yield on earning assets totaled 6.08% compared with a cost of funds (expressed as a percentage of average earning assets) of 2.16% producing the net interest margin of 3.92% for the three months ended September 30, 2005. The Company’s yield on earning assets totaled 5.77% compared with a cost of funds of 1.89% netting a net interest margin of 3.88% for the three months ended September 30, 2004. The rise in both the yield on earning assets and the cost of funds during 2005 compared with 2004 was largely attributable to an increase in short-term market interest rates.

The following table summarizes German American Bancorp’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for the first nine months of 2005 and the comparable prior year period (dollars in thousands):

	Nine Months Ended September 30,		Change from Prior Period
	2005	2004	Amount	Percent
Interest Income (T/E)	$37,695	$36,852	$843	2.3%
Interest Expense	12,797	12,508	289	2.3%

Net Interest Income (T/E)	$24,898	$24,344	$554	2.3%

Net interest income increased $842,000 or 4% ($554,000 or 2% on a tax-equivalent basis) for the nine months ended September 30, 2005 compared with the same period of 2004. For the first nine months of 2005, the net interest margin increased to 3.93% compared to 3.82% for the same period of 2004. The Company’s increase in net interest income during the nine month period ended September 30, 2005 compared 2004 was largely attributable to an increase in the net interest margin. The Company’s yield on earning assets increased to 5.94% for the nine months ended September 30, 2005 compared with 5.79% for the same period of 2004. The increased yield on earning assets was primarily attributable to higher short-term interest rates and an increased level of loans outstanding during 2005 compared with 2004. The Company’s cost of funds (expressed as a percentage of average earning assets) during the nine months ended September 30, 2005 was 2.01% compared with 1.97% for the same period of 2004. The increase in the cost of funds was due to a rise in short-term market interest rates tempered by an increased level of non-maturity deposits including non-interest bearing demand accounts, less reliance on time deposits and borrowings and a decline in interest rates on outstanding borrowings from the Federal Home Loan Bank due to repayments of higher-cost advances that were outstanding in the comparable period of 2004.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $552,000 during the quarter ended September 30, 2005 compared with $288,000 in the third quarter of 2004. Provisions for loan losses totaled $1,725,000 for the nine months ended September 30, 2005 compared with $1,528,000 for the same period of 2004. The increased level of provision for loan losses during the three and nine months ended September 30, 2005 compared with the same periods of 2004 was in part the result of an increase in the level of net charge-offs. Net charge-offs totaled $683,000 or 0.43% and $1,156,000 or 0.25% of average loans outstanding during the three and nine months ended September 30, 2005 compared with $347,000 or 0.22% and $896,000 or 0.19% of average loans outstanding during the same periods of 2004. Also contributing to the increased level of provision for loan losses was additional specific allocations for non-performing loans and adversely classified loans. For further discussion of non-performing loans refer to “FINANCIAL CONDITION – Non-Performing Assets.”

The provisions for loan losses made during the quarter ended and nine months ended September 30, 2005 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level, and finally at the consolidated level.

Non-interest Income:

Non-interest income increased $367,000 or 12% for the quarter ended September 30, 2005 as compared to the same period of 2004. This increase was largely attributable to an impairment recovery on mortgage servicing rights. For the nine months ended September 30, 2005, non-interest income increased $647,000 or 6% as compared to the nine months ended September 30, 2004. This increase was due in large part to the aforementioned recovery on mortgage servicing rights as well as a gain on the sale of a former branch facility. Increases in Trust and Investment Product Fees, Service Charges on Deposit Accounts and Insurance Revenues, partially offset by a decreased level of gains on the sale of mortgage loans also attributed to the increase in non-interest income for the nine month period ended September 30, 2005.

For the three month period ended September 30, 2005, Trust and Investment Product Fees remained stable as compared to the same quarter of the prior year. Trust and Investment Product Fees increased $94,000 or 6% for the nine months ended September 30, 2005 as compared to the same period of 2004. The increase was primarily attributable to increased production from trust activities by the Company’s financial services subsidiary, German American Financial Advisors & Trust Company.

Service Charges on Deposit Accounts increased $96,000 or 11% and $135,000 or 5% during the three and nine months ended September 30, 2005 as compared to the same periods of 2004. For the quarter ended September 30, 2005, Insurance Revenues increased slightly as compared to the quarter ended September 30, 2004. Insurance Revenues increased $101,000 or 3% in the nine month period ended September 30, 2005 as compared to the same period of 2004. The increased insurance revenues were due in large part to increased contingency revenues by the Company’s property and casualty insurance agency, German American Insurance, Inc. in the first quarter of 2005.

Other Operating Income increased $314,000 or 98% for the quarter ended September 30, 2005 as compared with the same period of the prior year. The increase was predominately due to an impairment recovery for mortgage servicing rights totaling $197,000 in the third quarter of 2005 compared to an impairment charge of $218,000 for the same period of 2004. Partially mitigating the variance in the impairment recovery and charge was increased mortgage servicing rights amortization of $63,000 in the third quarter 2005 compared with 2004. For the nine months ended September 30, 2005, Other Operating Income increased $446,000 or 28% as compared with 2004. Contributing to the increase was the gain on sale of a former branch facility of $313,000. The increase was also due to a net recovery for mortgage servicing rights of $333,000 in 2005 compared with an impairment charge of $34,000 in 2004 partially offset by an increased level of mortgage serving rights amortization of $183,000 during 2005.

During the three and nine months ended September 30, 2005, Net Gains on Sales of Loans and Related Assets decreased $44,000 or 16% and $124,000 or 15% compared with 2004. The declines are partially attributable to a lower margin on loans sold in the secondary market due in part to competitive pressures in the Company’s affiliate banks’ markets. Lower levels of loan sales in 2005 compared to 2004 also contributed to the decline in Net Gains on Sales of Loans and Related Assets. Loan sales totaled $15.9 million and $47.8 million during the three and nine months ended September 30, 2005 compared with $20.1 million and $48.1 million during the same periods of 2004.

Non-interest Expense:

Non-interest Expense decreased $300,000 or 4% and $368,000 or 2% during the quarter and nine months ended September 30, 2005 compared to the same periods of 2004. The decline in non-interest expense in both the three and nine month periods ended September 30, 2005 compared with the same periods of 2004 were the result of efforts by the Company to control costs and improve operating efficiencies.

For the three and nine months ended September 30, 2005, Salaries and Employee Benefits Expense declined $69,000 and $52,000 as compared to the same periods of 2004. Occupancy Expense decreased $35,000 or 6% and $64,000 or 3% for the three and nine months ended September 30, 2005 as compared to the same periods of 2004 due in large part to a decline in real estate tax expense. Furniture and Equipment Expense decreased $47,000 or 9% and $142,000 or 9% for the quarter and nine months ended September 30, 2005 compared to the same periods ended September 30, 2004. The decline was primarily attributable to a lowered amount of depreciation expense for certain computer network related fixed assets which fully depreciated in 2004.

During the three and nine months ended September 30, 2005, Professional Fees decreased $82,000 or 20% and $23,000 or 2% compared to the same periods of 2004. The declines were due in large part to adjustments made to accrual estimates during the third quarter 2005 based on expected expenses incurred during 2005.

Advertising and Promotion decreased $54,000 or 24% and $157,000 or 24% for the three and nine months ended September 30, 2005 compared with the same periods ended September 30, 2004. The decline was the result of more directed advertising campaigns during 2005. Other Operating Expense decreased $53,000 or 5% during the quarter ended September 30, 2005 compared with 2004. For the nine months ended September 30, 2005, Other Operating Expenses increased slightly by $56,000 or 2% as compared with the same period of 2004.

Income Taxes:

The Company’s effective income tax rate approximated 27% and 25% of pre-tax income during the three and nine months ended September 30, 2005 and 18% during the three and nine months ended September 30, 2004. The higher effective tax rate during the quarter and nine months ended September 30, 2005 compared with the same periods of 2004 was the result of higher levels of before tax net income combined with a lower level of tax-exempt investment income and a lower level of tax credits generated by investments in affordable housing projects. The effective tax rate in both 2005 and 2004 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the nine-month period ended September 30, 2005.

FINANCIAL CONDITION

Total assets at September 30, 2005 decreased $24.2 million to $917.9 million compared with $942.1 million in total assets at December 31, 2004. Cash and Cash Equivalents declined $16.0 million to $31.7 million at September 30, 2005 compared with $47.7 million at year-end 2004. Securities available-for-sale and held-to-maturity decreased $5.5 million to $189.5 million at September 30, 2005 compared with $195.0 million at year-end 2004. Loans, net of unearned income and allowance for loan losses, decreased $4.8 million to $616.2 million at September 30, 2005 compared to $621.0 million at December 31, 2004.

Total Deposits at September 30, 2005 decreased $38.8 million to $711.6 million compared with $750.4 in total deposits at December 31, 2004. Demand, savings, and money market accounts decreased $25.2 million while time deposits declined $13.6 million. FHLB Advances and Other Borrowings increased $15.7 million to $111.3 million at September 30, 2005 compared with $95.6 million at December 31, 2004.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30, 2005	December 31, 2004

Non-accrual Loans	$15,321	$5,750
Past Due Loans (90 days or more)	458	831
Restructured Loans	—	—

Total Non-performing Loans	15,779	6,581

Other Real Estate	382	213

Total Non-performing Assets	$16,161	$6,794

Allowance for Loan Loss to Non-performing Loans	59.38%	133.73%
Non-performing Loans to Total Loans	2.52%	1.04%

During the first half of 2005, the Company, in accordance with its standard methodology for the identification of potential problem credits, downgraded the internal risk classification on two large commercial credit facilities and placed these credits along with the one additional large commercial credit on non-accrual status. The net effect of this activity has been to increase the level of non-performing loans for the Company during 2005 as compared with year-end 2004.

The Company is closely monitoring developments in the status of all of these credits. The first of the larger credit facilities that was placed on non-accrual status is a manufacturing entity which has ceased operations. During the latter part of the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction. The sale is expected to be completed during the first quarter of 2006. The indebtedness owed the Company on this credit, which is secured by a first priority lien on substantially all of the borrower’s assets, is approximately $1.3 million. The second of these specific credits, which totals approximately $5.2 million, is extended to a borrower operating two hotel facilities. This credit is secured by a first priority lien on the hotel facilities. The borrower is currently operating the hotels and is actively attempting to negotiate the sale of the facilities. The third of these specific credits, which is extended to a borrower operating a retail grocery store chain, is a 10% interest (the Company’s current balance is approximately $4.8 million) in a credit facility of approximately $48 million that is led by Harris, N.A., Chicago, Illinois. The borrower on this credit filed for Chapter 11 bankruptcy relief on May 4, 2005.

The Company will continue to assess the internal classification of these credits and the level of specific allocation of the loan loss reserve attributable to these credits based upon the best information that is available from time to time, including the status of the sale of the manufacturing facility and of the hotel facilities, and developments in the grocery store chain bankruptcy case.

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

The minimum requirements under these standards are generally at least a 4.0 percent leverage ratio, which is Tier 1 capital divided by defined “total assets” 4.0 percent Tier 1 capital to risk-adjusted assets; and, an 8.0 percent total capital to risk-adjusted assets ratios. Under these guidelines, the Company, on a consolidated basis, and each of its affiliate banks individually, have capital ratios that exceed the regulatory minimums.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. All of the Company’s affiliate banks are categorized as well-capitalized as of September 30, 2005.

At September 30, 2005, management is not under such a capital directive, nor is it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At September 30, 2005	At December 31, 2004

Leverage Ratio	4.00%	5.00%	8.79%	8.50%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	10.97%	10.63%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	12.24%	11.83%

As of September 30, 2005, shareholders’ equity increased by $743,000 to $84.4 million compared with 83.7 million at year-end 2004. Shareholders’ equity represented 9.2% of total assets at September 30, 2005 compared with 8.9% at December 31,2004.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $16.0 million during the nine months ended September 30, 2005 ending at $31.7 million compared with $47.7 million at year-end 2004. The decline in cash and cash equivalents was due in large part to net cash outflows from financing activities of $28.9 million, which included a $38.7 million decline in total deposits. From December 31, 2004, interest-bearing deposit accounts and time deposits decreased $21.8 million and $13.5 million, respectively. Cash outflows from financing activities for the period ended September 30, 2005 also included $4.6 million in dividends paid to shareholders. During the nine months ended September 30, 2005, cash flows from operating activities provided $7.0 million of available cash, which included net income of $7.3 million. Cash inflows from investing activities totaled $6.0 million during the first three quarters of 2005 due in large part to cash inflows from securities that matured during the period.

Parent Company Liquidity and Capital Resources:

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiaries to support their operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings, which is discussed in detail below.

On September 28, 2005 (but effective as of September 20, 2005), the Company and JPMorgan Chase Bank, N.A. (the “Lender”) executed and delivered to each other an Amended and Restated Loan Agreement ("Amended Agreement"), and the Company executed and delivered to the Lender a $25 million Term Note and a $15 million Revolving Note pursuant to the Amended Agreement to evidence its obligations for amounts that may from time to time be borrowed thereunder. This Amended Agreement provides the parent company with an additional source of liquidity and long-term financing.

Pursuant to the Amended Agreement, the Lender modified and extended (by 20 days) the revolving line of credit that the Lender established in the Company’s favor by the original Loan Agreement dated as of February 28, 2005, and added additional credit availability under a non-revolving term loan in the initial amount of $25 million. The Company may become obligated to make annual principal reduction payments under the term loan of up to $2.5 million on each anniversary date of the term loan, commencing in September 2007, in order to reduce the principal balance owed under the term loan to $19 million by September 2009, and will be obligated to pay all remaining outstanding principal plus interest during September, 2010 (at maturity of the term loan).

In conjunction with the establishment of the new term loan facility, the Amended Agreement reduced (from $20 million to $15 million) the amount that may be borrowed at any one time under the line of credit established by the revolving credit facility, and extended the term of that line of credit from the previously-established termination date of August 31, 2006 through the new termination date of September 20, 2006, at which time all amounts borrowed under the revolving line of credit will become due and payable.

Of the $25 million term loan availability established by the Amended Agreement, the Lender advanced $15 million to the Company as of September 20, 2005, in order to renew the indebtedness for advances that had been made by the Lender to the Company under the prior line of credit, and an additional $3.5 million on September 29, 2005. Accordingly, as of September 30, 2005, $18.5 million in principal amount had been borrowed and was due to be repaid to the Lender on or before September 20, 2010 under the Term Note, and an additional $6.5 million was available for future borrowing under the term loan facility. The Company anticipates that a portion of the remaining $6.5 million availability will be used by the Company to fund its obligation to pay the cash payment of the merger consideration ($6.4 million, subject to possible adjustment) to shareholders of Stone City Bancshares, Inc., pursuant to the proposed merger of that company with the Company which is anticipated to close in the first quarter 2006. As of September 30, 2005, all $15 million of the revolving line of credit was available for borrowing by the Company.

Under the Amended Agreement, Term Note, and Revolving Note, the Company is obligated to pay the Lender interest on amounts advanced under the term loan and the revolving loan based upon 90-day LIBOR plus 1.15% per annum.

The Amended Agreement includes usual and customary covenants and conditions, including a covenant that requires that the Company maintain the capital ratios of the Company and of its affiliate banks at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies. In addition, the Company agreed in the Amended Agreement that it would maintain a consolidated ratio of (a) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (b) the sum of the Company's loans plus OREO, of not greater 3.75% until September 30, 2006, and of not greater than 3.25% at September 30, 2006, and at all times thereafter. At September 30, 2005, this ratio was 2.58%.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions. In Item 2 of this Quarterly Report, forward-looking statements include, but are not limited to, the statement in “RESULTS OF OPERATIONS - Income Taxes” regarding management’s belief that it is not probable that a certain assessment of unpaid financial institutions tax by the Indiana Department of Revenue will result in any additional tax liability.

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

The discussions elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results or experiences to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the risk of unfavorable developments in the closing of the proposed sale of the manufacturing facility and in the proposed sales of certain hotel facilities and in the bankruptcy case of the borrower operating a retail grocery chain (all as discussed above under “FINANCIAL CONDITION – Non-Performing Assets”); the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2004, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of September 30, 2005

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change
+2%	$134,763	5.99%	15.20%	119 b.p.
Base	127,144	—	14.01	—
-2%	114,099	(10.26)	12.35	(166) b.p.

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

Item 4.	Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended September 30, 2005.

Period	Total Number Of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
7/1/05—7/31/05	—		—	—	272,789
8/1/05—8/31/05	—		—	—	272,789
9/1/05—9/30/05	11,849	(2)	$14.00	—	272,789

	11,849		$14.00	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2005 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended September 30, 2005.

(2) During September 2005, the 11,849 purchased shares were acquired by the Company from certain persons who held options (“optionees”) to acquire the Company’s common shares under its 1999 Long-Term Equity Incentive Plan (“Plan”) in connection with the exercises by such optionees of their options during September 2005. Under the terms of the Plan, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to the Company common shares that the optionee may already own, subject to certain conditions. The Company is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options. Shares acquired by the Company pursuant to option exercises under the Plan are not made pursuant to the repurchase program described by Note 1 and do not reduce the number of shares available for purchase under that program.

Item 6.	Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP

Dated: November 7, 2005	By/s/Mark A. Schroeder Mark A. Schroeder President and Chief Executive Officer

Dated: November 7, 2005	By/s/Bradley M. Rust Bradley M. Rust Senior Vice President and Chief Financial Officer

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

2.2

Voting Agreement by and among the Registrant, Carl D. Smith, Mark L. Ress, David L. Lasher, James G. Tyler, and Daniel P. Lutgring, dated May 23, 2005, is incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 filed with the SEC on July 19, 2005 (File No. 333-126704).

2.3

Agreement and Plan of Reorganization by and among German American Bancorp and Stone City Bancshares, Inc., and joined in by the shareholders of Stone City Bancshares, Inc., dated October 25, 2005, is incorporated by reference from Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2005.

3.1	Restatement of Articles of Incorporation of the Registrant, is incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

3.2

Restated Bylaws of the Registrant, as amended through April 22, 2004, is incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

10.1

Amended and Restated Loan Agreement dated as of September 20, 2005, by and between JPMorgan Chase Bank, N.A., and German American Bancorp is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed September 30, 2005.

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