Form 10-K
period 2005-12-31
GERMAN AMERICAN BANCORP
filed 2006-03-15
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 0-11244

GERMAN AMERICAN BANCORP

(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization) 711 Main Street, Box 810, Jasper, Indiana (Address of Principal Executive Offices)	35-1547518 (I.R.S. Employer Identification No.) 47546 (Zip Code)

Registrant’s telephone number, including area code: (812) 482-1314

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Shares, No Par Value Preferred Stock Purchase Rights

(Titles of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.		☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer:
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐ Yes	☒ No

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $133,094,000.

As of March 1, 2006, there were outstanding 11,006,684 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp for the Annual Meeting of its Shareholders to be held April 27, 2006, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2005

Table of Contents

PART I
Item 1	Business	3-5
Item 1A.	Risk Factors	6-7
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8-9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28-29
Item 8.	Financial Statements and Supplementary Data	30-60
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61-62
Item 9B.	Other Information	63

PART III
Item 10.	Directors and Executive Officers of the Registrant	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63-64
Item 13.	Certain Relationships and Related Transactions	64
Item 14.	Principal Accountant Fees and Services	64

PART IV
Item 15.	Exhibits and Financial Statement Schedules	65
SIGNATURES		66
INDEX OF EXHIBITS		67-69

Information included in or incorporated by reference in this Annual Report on Form 10-K, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contain or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to a discussion of our forward- looking statements and associated risks in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates six affiliated community banks with 29 retail banking offices in the nine contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Perry, Pike, and Spencer. The Company also operates a trust, brokerage and financial planning subsidiary, which operates from the banking offices of the bank subsidiaries, and two insurance agencies with five insurance agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products. Financial and other information by segment is included in Note 16 – Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

During 2005, the Company expanded its business in the Tell City, Indiana market by acquiring the business of the former Peoples Community Bank. In addition, the Company completed its acquisition, effective as of January 1, 2006, of all of the stock of Stone City Bank of Bedford, Indiana and as a result now operates in the Bedford/Lawrence County banking market. For a description of these two acquisitions, see Note 18 to the consolidated financial statements included in Item 8 of this Report, which description is incorporated into this Item 1 by reference The Company also during 2005 purchased as an investment shares of common stock that represented 9.0% of the initial stock issue of Eclipse Bank, Inc., a new bank that commenced banking operations during 2005 in Saint Matthews, Kentucky (part of the Louisville, Kentucky banking market), and shares of common stock that represented 9.7% of the initial stock issue of Symphony Bancorp, a bank holding company for Symphony Bank, a newly-chartered bank which commenced serving Hamilton County, Indiana, and northern Indianapolis, Indiana markets during 2005.

The Company’s principal operating subsidiaries are described in the following table:

1) Name	2) Type of Business	3) Principal Office Location
The German American Bank	Commercial Bank	Jasper, IN
First American Bank	Commercial Bank	Vincennes, IN
First Title Insurance Company	Title Insurance Agency	Vincennes, IN
First State Bank, Southwest Indiana	Commercial Bank	Tell City, IN
Peoples Bank	Commercial Bank	Washington, IN
Citizens State Bank	Commercial Bank	Petersburg, IN
Stone City Bank of Bedford, Indiana	Commercial Bank	Bedford, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Petersburg, IN
German American Financial Advisors & Trust Company	Trust, Brokerage, Financial Planning	Jasper, IN

Competition

The industries in which the Company operates are highly competitive. The Company’s subsidiary banks compete for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana and elsewhere. The Company’s subsidiaries compete with commercial banks, savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. Many of these banks and other organizations have substantially greater resources than the Corporation.

Employees

At March 1, 2006 the Company and its subsidiaries employed approximately 402 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

The Company’s six subsidiary banks are under the supervision of and subject to examination by the Indiana Department of Financial Institutions (“DFI”), and the Federal Deposit Insurance Corporation (“FDIC”). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

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

The Company's banks and their subsidiaries may generally engage in activities that are permissible activities for state chartered banks under Indiana banking law, without regard to the limitations that might apply to such activities under the BHC Act if the Company were to engage directly in such activities.

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

The Company and its bank subsidiaries are required by law to maintain minimum levels of capital. These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios. The Company significantly exceeds the minimum required capital levels for each measure of capital adequacy. See Note 9 to the Company's consolidated financial statements that are presented in Item 8 of this Report, which Note 9 is incorporated herein by reference.

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed “well-capitalized.” Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or “core”, capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 2005, the Company had a total risk-based capital ratio of 11.27%, a Tier 1 risk-based capital ratio of 10.01% (based on Tier 1 capital of $75,119,000 and total risk-weighted assets of $750,302,000), and a leverage ratio of 8.01%. All of the Company's affiliate banks meet all of the requirements of the “well-capitalized” category. In addition the Company meets the requirements of the FRB to be considered a “well-capitalized” bank holding company. Accordingly, the Company does not expect these regulations to significantly impact operations.

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

Forward-Looking Statements and Associated Risks.

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

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in Item 1A, “Risk Factors,” and in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations," list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

Item 1A. Risk Factors

While the Company has a history of profitability and operates in mature industries with capital that substantially exceeds the requirements of bank regulatory agencies, an investment in the common stock of the Company (like an investment in the equity securities of any business enterprise) is subject to investment risks and uncertainties. The following describes some of the principal risks and uncertainties to which the Company and its assets and business are subject; other risks are briefly identified in our cautionary statement that is included “Forward-Looking Statements and Associated Risks” in Part I, Item 1, “Business.” Although the Company seeks ways to manage these risks and uncertainties and to develop programs to control those that management can, the Company ultimately cannot predict the future. Future results may differ materially from past results, and from management's expectations and plans.

Asset Quality.

A significant source of risk for any bank or other enterprise that lends money arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail (because of financial difficulties or other reasons) to perform in accordance with the terms of their loan agreements. In the case of the Company, many loans originated by the Company are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination, natural disasters, and other external events. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. For additional information regarding the Company’s asset quality, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Interest Rate Risk.

The Company's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company's products and services. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Economic Conditions, Limited Geographic Diversification .

The Company conducts business from offices that are exclusively located in nine contiguous counties of Southern Indiana, from which substantially all of its customer base is drawn. Because of the geographic concentration of its operations and customer base, the Company's results depend largely upon economic conditions in this area. Deterioration in economic conditions in this area could adversely affect the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also Part I, Item 1, "Business --- Competition."

Competition.

The banking and financial services business in the Company's markets is highly competitive. The Company competes in its geographic markets with regional, national and international competitors that are much larger in total assets and capitalization than the Company. In addition, new banks could be organized in the Company’s market area which might bid aggressively for new business to capture market share in these markets. Developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Competition," and "Supervision and Regulation of Banking Activities."

Risks of Future Changes in Our Businesses and Capital Structure.

The Company from time to time considers opportunities to expand the Company’s businesses by launching new internal business initiatives and by buying or investing in other businesses. The Company’s earnings and financial condition could be adversely affected to the extent that the acquisitions or other business initiatives and strategies are not successful (or take longer than expected to achieve expected results) and such initiative or strategies could even result in losses to the Company. The Company also from time to time engages in activities (such as repurchasing and issuing its capital stock or other securities, and utilizing the borrowing capacity of its parent company to borrow funds from third party lenders on short and long term bases) in order to manage its capital structure in a manner that it believes is most advantageous. These capital management activities, however, also carry risks in the event that the Company’s business does not develop as expected or there are changes in the market for the Company’s common stock or in the capital and financial markets generally.

Government Regulation, Legislative Changes, and Monetary Policy.

The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws (including changes in federal or state laws affecting corporate taxpayers generally or financial institutions specifically) could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also Part I, Item 1, “Business -- Supervision and Regulation of Banking Activities."

Risk of Changes in Accounting Policies or Requirements or Accounting Estimates or Judgments.

The financial condition and results of operations of the Company that are presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change, and the effect of any change in estimates or judgments that might be caused by future developments or resolution of uncertainties could be materially adverse to the Company’s reported financial condition and results of operations. See the discussion of critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term that is included in the section captioned “Critical Accounting Policies and Estimates” in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for a complete discussion. In addition, authorities that prescribe accounting principles and standards for public companies from time to time change those principles or standards or adopt formal or informal interpretations of existing principles or standards, which changes or interpretations (to the extent applicable to the Company) could result in changes that would be materially adverse to the Company’s reported financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company conducts its operations from the main office building of The German American Bank at 711 Main Street, Jasper, Indiana. The main office building contains approximately 23,600 square feet of office space. The Company’s subsidiaries conduct their operations from 33 other locations in Southern Indiana.

Item 3. Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2005 to a vote of security holders, by solicitation of proxies or otherwise.

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

	2005			2004
	High	Low	Cash Dividend	High	Low	Cash Dividend
Fourth Quarter	$13.64	$12.71	$0.140	$17.24	$15.95	$0.140
Third Quarter	$14.74	$13.30	$0.140	$17.75	$15.75	$0.140
Second Quarter	$15.21	$12.53	$0.140	$17.23	$15.80	$0.140
First Quarter	$15.98	$15.18	$0.140	$18.02	$16.81	$0.140

			$0.560			$0.560

The Common Stock was held of record by approximately 3,480 shareholders at March 1, 2006.

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

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2005.

Period	Total Number Of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

October 2005	—		—	—	272,789
November 2005	—		—	—	272,789
December 2005	441,299	(2)(3)	$12.50	—	272,789

(1)
On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2005. The Board of Directors established no expiration date for this program.

(2)
During December 2005, 552 shares were acquired by the Company from certain persons who held options ("optionees") to acquire the Company's common shares under its 1999 Long-Term Equity Incentive Plan ("Plan") in connection with the exercises by such optionees of their options during December 2005. Under the terms of the Plan, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to the Company common shares that the optionee may already own, subject to certain conditions. The Company is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options. Shares acquired by the Company pursuant to option exercises under the Plan are not made pursuant to the repurchase program described in note 1 above and by Note 9 to the Company's consolidated financial statements that are presented in Item 8 this Report and do not reduce the number of shares available for purchase under that program.

(3)
During December 2005 the Company completed the purchase, in a private unsolicited transaction not from or through any broker or dealer, of a block of 440,747 shares of the Company's issued and outstanding common stock from a corporation currently in reorganization proceedings under Chapter 11 of the United States Bankruptcy Code at a price of $12.50 per share. The block purchase represented approximately 4% of the shares of the Company's common shares that were outstanding immediately prior to consummation of the purchase. The Company's Board of Directors specifically approved the block purchase, and such purchase therefore will not reduce the number of shares authorized for repurchase under the repurchase program described by note 1above and in Note 9 to the Company's consolidated financial statements that are presented in Item 8 this Report.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands except per share data).

	2005	2004		2003		2002	2001
Summary of Operations:
Interest Income	$50,197	$47,710		$50,619		$60,494	$71,069
Interest Expense	17,984	16,471		21,084		28,492	38,917

Net Interest Income	32,213	31,239		29,535		32,002	32,152
Provision for Loan Losses	1,903	2,015		811		1,115	660

Net Interest Income after Provision
For Loan Losses	30,310	29,224		28,724		30,887	31,492
Non-interest Income	14,194	9,620	(1)	12,934		9,509	9,772
Non-interest Expense	31,448	30,609		32,219	(2)	28,967	29,308

Income before Income Taxes	13,056	8,235		9,439		11,429	11,956
Income Tax Expense	3,335	996		1,271		1,987	2,763

Net Income	$9,721	$7,239		$8,168		$9,442	$9,193

Year-end Balances:
Total Assets	$946,467	$942,094		$925,946		$957,005	$1,015,111
Total Loans, Net of Unearned Income	651,956	629,793		611,866		610,741	657,166
Total Deposits	746,821	750,383		717,133		707,194	726,874
Total Long-term Debt	66,606	69,941		76,880	(2)	121,687	156,726
Total Shareholders' Equity	82,255	83,669		83,126	(3)	104,519	102,209

Average Balances:
Total Assets	$925,851	$927,528		$938,992		$1,000,167	$1,014,917
Total Loans, Net of Unearned Income	634,526	622,240		618,340		644,990	704,562
Total Deposits	730,220	731,467		711,310		718,763	718,160
Total Shareholders' Equity	84,479	82,558		87,703	(3)	103,301	100,232

Per Share Data (4):
Net Income	$0.89	$0.66		$0.73	(3)	$0.79	$0.76
Cash Dividends	0.56	0.56		0.53		0.51	0.48
Book Value at Year-end	7.73	7.68		7.60	(3)	8.72	8.44

Other Data at Year-end:
Number of Shareholders	3,494	3,219		3,198		3,299	3,314
Number of Employees	367	372		383		390	422
Weighted Average Number of Shares (4)	10,890,987	10,914,622		11,176,766	(3)	12,007,009	12,093,160

Selected Performance Ratios:
Return on Assets	1.05%	0.78%		0.87%		0.94%	0.91%
Return on Equity	11.51%	8.77%		9.31%	(3)	9.14%	9.17%
Equity to Assets	8.69%	8.88%		8.98%	(3)	10.92%	10.07%
Dividend Payout	62.83%	84.46%		73.26%		64.99%	63.98%
Net Charge-offs to Average Loans	0.26%	0.24%		0.14%		0.19%	0.22%
Allowance for Loan Losses to Loans	1.42%	1.40%		1.35%		1.36%	1.27%
Net Interest Margin	3.92%	3.86%		3.61%		3.67%	3.61%

(1)	In 2004, the Company recognized a $3.7 million non-cash pre-tax charge (which reduced Non-interest Income) for the other-than-temporary decline in value of its FHLMC and FNMA preferred stock portfolio.

(2)	In 2003, the Company prepaid $40.0 million of FHLB borrowings within its mortgage banking segment. The prepayment fees associated with the extinguishment of these borrowings totaled $1.9 million.

(3)	In March 2003, the Company purchased 1,110,444 (approximately 9% of the number of shares that were then outstanding) of its common shares at $19.05 per share pursuant to a self tender offer at a total cost, including fees and expenses incurred in connection with the offer, of approximately $21.4 million.

(4)	Share and Per Share Data has been retroactively adjusted to give effect for stock dividends and excludes the dilutive effect of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates six affiliated community banks with 29 retail banking offices in the nine contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Perry, Pike, and Spencer. The Company also operates a trust, brokerage and financial planning subsidiary which operates from the offices of the bank subsidiaries, and two insurance agencies with five agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

The information in this Management’s Discussion and Analysis is presented as an analysis of the major components of the Company’s operations for the years 2003 through 2005 and its financial condition as of December 31, 2005 and 2004. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report, and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

MANAGEMENT OVERVIEW

The Company’s level of net income increased 34% in 2005 compared with 2004. The Company’s 2005 net income totaled $9,721,000, or $0.89 per share, compared with $7,239,000, or $0.66 per share, for 2004. The Company’s performance in 2004 was affected by the recording in the fourth quarter of 2004 a non-cash, other-than-temporary impairment charge of approximately $2.4 million after-tax, or $0.23 per share, related to certain investments in Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) preferred stock. Exclusive of the impairment charge, 2004 earnings would have been $9,669,000, or $0.89 per share. In addition to the effect of the securities impairment charge, the earnings comparison of 2005 to 2004 was positively impacted by improvements in net interest income of $974,000, as well as increases in the level of other non-interest income. Non-interest income, excluding the impairment charge on equity securities in 2004, increased by approximately $891,000 or 7% in 2005 compared to 2004. These increases were partially mitigated by increased non-interest expense of $839,000, a significant portion of which relates to increased employee health insurance costs, and increased income tax expense of $2,339,000 ($1,087,000 excluding the tax effect of the impairment charge in 2004).

The Company’s level of non-performing loans increased significantly during 2005 compared with year-end 2004. Most of this increase was identified during the second quarter of 2005 and previously reported. Non-performing loans totaled $15.7 at year end 2005 compared with $6.6 million as of year end 2004. The increase in non-performing loans was primarily attributable to three specific credit facilities. Although each of these credits had been internally adversely classified in previous periods, management determined these credits should be placed on non-accrual status during 2005 due to changes in circumstances with each borrower. For further discussion of non-performing loans refer to “RISK MANAGEMENT – Non-Performing Assets.”

During 2005, the Company completed one in-market acquisition of a financial institution and has invested in minority interests in two de novo financial institutions in larger markets that are within a 150 mile radius of the Company’s primary market area. Subsequent to year end 2005, the Company also completed an additional acquisition of a financial institution in an adjacent market to its primary market area. This strategy of bank acquisitions and de novo investing has been undertaken to supplement organic growth within the Company’s primary markets. Management does expect to continue to pursue similar strategic acquisition and investing opportunities should opportunities become available.

The statements of management's expectations and goals concerning the Company's future operations and performance that are set forth in this Management Overview and in other sections of this Item 7 are forward-looking statements, and readers are cautioned that these forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The following discussion, as well as the discussions in Item 1 ("Business") entitled "Forward-Looking Statements and Associated Risks" and in Item 1A (“Risk Factors”) (which discussions are incorporated in this Item 7 by reference) lists some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any such forward-looking statements.

MERGERS AND ACQUISITIONS

On October 1, 2005 PCB Holding Company (“PCB”) merged with and into the Company, and PCB’s sole banking subsidiary, Peoples Community Bank, was merged into the Company’s subsidiary, First State Bank, Southwest Indiana. Peoples Community Bank operated two banking offices in Tell City, Indiana. PCB’s assets and equity (unaudited) as of September 30, 2005 totaled $34.6 million and $4.8 million, respectively. Under the terms of the merger, the shareholders of PCB received an aggregate of 257,029 shares of common stock of the Company valued at approximately $3.5 million and approximately $3.2 million of cash, representing a total transaction value of $6.7 million. This merger was accounted for under the purchase method of accounting.

On January 1, 2006, Stone City Bancshares, Inc. (“Stone City”) merged with and into the Company, and as a result acquired all of the stock of Stone City’s sole banking subsidiary, Stone City Bank of Bedford, Indiana, which operates two banking offices in Bedford, Indiana. Stone City’s assets and equity as of December 31, 2005 totaled $61.2 million and $5.4 million, respectively. Under the terms of the merger, the shareholders of Stone City received aggregate cash payments of approximately $6.4 million and 349,468 common shares of the Company valued during at approximately $4.6 million, representing a total transaction value of approximately $11.0 million. This merger was accounted for under the purchase method of accounting.

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

As of December 31, 2005, the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At December 31, 2005 the Company’s MSRs had a fair value of $3,353,000 using a weighted average prepayment rate of 12%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $3,724,000 with a weighted average prepayment rate of 9%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $2,201,000 with a weighted average prepayment rate of 26%.

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. See Note 2 in the accompanying Consolidated Financial Statements for information regarding unrealized losses on the securities.

In the fourth quarter of 2004, the Company recognized a $3.68 million non-cash pre-tax charge for the other-than-temporary decline in value on its FHLMC and FNMA floating rate preferred stock portfolio. The Company accounts for these securities in accordance with SFAS No. 115, which requires that if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be recognized as expense in the income statement. During the quarter ended December 31, 2004, public disclosures regarding accounting practices at FNMA and a multi-billion dollar FNMA preferred stock issuance with a substantially different structure and higher yield than previous offerings had a detrimental effect on the fair value of both the FHLMC and FNMA preferred stock holdings. In connection with the preparation of the Company’s financial statements included elsewhere in this Report, management in January 2005 concluded, as a result of the factors identified in the preceding sentence and the magnitude and length of time the market value had been below cost, that management could not forecast full recovery of the fair values of these securities in a reasonable time period. Accordingly, management determined to recognize the other-than-temporary impairment in the income statement for the fourth quarter of 2004 as an investment securities loss. There was no additional other-than-temporary impairment determined for year end 2005 on this segment or any segments of the Company’s securities portfolio.

Income Tax Expense

Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. As of December 31, 2005, the Company has a deferred tax asset of $2.4 million representing various tax credit carryforwards. Based on the long carryforward periods available, management has assessed it more likely than not that these credits will be realized and no valuation allowance has been established on this asset. At December 31, 2005, the Company also has a deferred tax asset representing unrealized capital losses on equity securities. Should these capital losses be realized, management believes the Company has the ability to generate sufficient capital gains to realize the tax benefit of the capital losses during the available carryforward period, including the use of tax planning strategies related to mortgage servicing rights, appreciated securities and appreciated FHLB stock. As a result, no valuation allowance has been established on this asset.

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the opinions of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the year ended December 31, 2005.

RESULTS OF OPERATIONS

NET INCOME

Net income increased $2,482,000 or 34% to $9,721,000 or $0.89 per share in 2005 compared to $7,239,000 or $0.66 per share during 2004. The earnings increase was largely attributable to a $2,430,000 after tax, or $0.23 per share, other-than-temporary impairment charge on the Company’s portfolio of FHLMC and FNMA preferred stocks. Excluding the effect of this other-than-temporary impairment charge, net income for 2004 would have been $9,669,000 or $0.89 per share. In addition to the effect of the securities impairment charge, the earnings comparison of 2005 to 2004 was positively impacted by improvements in net interest income of $974,000, as well as increases in the level of other non-interest income. Non-interest income, excluding the impairment charge on equity securities in 2004, increased by approximately $891,000 in 2005 compared to 2004. These increases were partially mitigated by increased non-interest expense of $839,000, a significant portion of which relates to increased employee health insurance costs, and increased income tax expense of $2,339,000 ($1,087,000 excluding the tax effect of the impairment charge in 2004).

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

Net interest income increased $974,000 or 3% ($576,000 or 2% on a tax-equivalent basis) in 2005 compared with 2004. Net interest margin is tax equivalent net interest income expressed as a percentage of average earning assets. For 2005, the net interest margin increased to 3.92% compared with 3.86% in 2004. The Company’s increase in net interest income during 2005 compared with 2004 was largely attributable to the increase in the net interest margin. The Company’s yield on earning assets increased to 6.03% during 2005 compared with 5.79% for 2004. The increased yield on earning assets was primarily attributable to higher short-term interest rates and an increased level of loans outstanding during 2005 compared with 2004. The Company’s cost of funds (expressed as a percentage of average earning assets) during 2005 was 2.10% compared with 1.93% for 2004. The increase in the cost of funds was due to a rise in short-term market interest rates tempered by an increased level of non-maturity deposits including non-interest bearing demand accounts, less reliance on time deposits and borrowings and a decline in interest rates on outstanding borrowings from the Federal Home Loan Bank due to repayments of higher-cost advances that were outstanding in 2004.

Net interest income increased during 2004 by $1,704,000 or 6% ($1,336,000 or 4% on a tax equivalent basis) compared to 2003. For 2004, the net interest margin increased to 3.86% compared with 3.61% in 2003. The Company’s increase in net interest income in 2004 compared with 2003 was largely attributable to the increased net interest margin that was largely driven by a decline in the Company’s cost of funds. The Company’s cost of funds was reduced due to a number of factors including the historically low level of interest rates during 2003 and 2004 and the change in the mix of the deposit base to a higher dependence on non-maturity deposits and less dependence on time deposits. Also contributing to the lower cost of funds during 2004 was the repayment of higher costing FHLB advances during 2003 in the Company’s mortgage banking segment.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis/dollars in thousands)

	Twelve Months Ended December 31, 2005			Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003

	Principal Balance	Income/ Expense	Yield/ Rate	Principal Balance	Income/ Expense	Yield/ Rate	Principal Balance	Income/ Expense	Yield/ Rate
ASSETS
Federal Funds Sold and Other
Short-term Investments	$10,632	$316	2.97%	$10,635	$129	1.21%	$25,007	$270	1.08%

Securities:
Taxable	161,499	5,954	3.69%	161,601	5,455	3.38%	159,618	5,023	3.15%
Non-taxable	46,666	3,297	7.07%	57,729	4,347	7.53%	70,835	5,371	7.58%
Total Loans and Leases (2)	634,526	41,860	6.60%	622,240	39,407	6.33%	618,340	41,951	6.78%

TOTAL INTEREST
EARNING ASSETS	853,323	51,427	6.03%	852,205	49,338	5.79%	873,800	52,615	6.02%

Other Assets	81,771			83,960			73,670
Less: Allowance for Loan Losses	(9,243)			(8,637)			(8,478)

TOTAL ASSETS	$925,851			$927,528			$938,992

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-Bearing Demand Deposits	$137,318	$1,436	1.05%	$121,173	$557	0.46%	$110,544	$612	0.55%
Savings Deposits	156,820	2,212	1.41%	163,272	1,188	0.73%	142,198	1,149	0.81%
Time Deposits	314,420	9,741	3.10%	330,898	10,002	3.02%	354,703	12,236	3.45%
FHLB Advances and
Other Borrowings	98,932	4,595	4.64%	101,067	4,724	4.67%	130,165	7,087	5.44%

TOTAL INTEREST-BEARING
LIABILITIES	707,490	17,984	2.54%	716,410	16,471	2.30%	737,610	21,084	2.86%

Demand Deposit Accounts	121,662			116,124			103,865
Other Liabilities	12,220			12,436			9,814

TOTAL LIABILITIES	841,372			844,970			851,289

Shareholders' Equity	84,479			82,558			87,703

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$925,851			$927,528			$938,992

NET INTEREST INCOME		$33,443			$32,867			$31,531

NET INTEREST MARGIN			3.92%			3.86%			3.61%

(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $1,326, $1,442, and $1,340 for 2005, 2004, and 2003, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income - Rate/Volume Analysis:
(Tax-Equivalent basis, dollars in thousands)

	2005 compared to 2004 Increase/(Decrease) Due to(1)			2004 compared to 2003 Increase/(Decrease) Due to(1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$—	$187	$187	$(171)	$30	$(141)
Taxable Securities	(3)	502	499	63	369	432
Non-taxable Securities	(794)	(256)	(1,050)	(987)	(37)	(1,024)
Loans and Leases	788	1,665	2,453	263	(2,807)	(2,544)

Total Interest Income	(9)	2,098	2,089	(832)	(2,445)	(3,277)

Interest Expense:
Savings and Interest-bearing Demand	61	1,842	1,903	207	(223)	(16)
Time Deposits	(506)	245	(261)	(785)	(1,449)	(2,234)
FHLB Advances and Other Borrowings	(99)	(30)	(129)	(1,447)	(916)	(2,363)

Total Interest Expense	(544)	2,057	1,513	(2,025)	(2,588)	(4,613)

Net Interest Income	$535	$41	$576	$1,193	$143	$1,336

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance. Provisions for loan losses totaled $1,903,000, $2,015,000, and $811,000 in 2005, 2004 and 2003, respectively.

Loan loss provision remained relatively stable during 2005 compared with 2004. While net charge-offs increased in 2005, a portion of the increase in charge-offs was provided for prior to 2005. As discussed in additional detail in the NON-PERFORMING ASSETS section of this Report, non-performing loans increased in 2005 due primarily to three large commercial and industrial credits for which loss allocations have been provided. Two of these loans were internally classified prior to 2005.

The provision for loan losses increased by $1,204,000 during 2004 compared with 2003. The significant increase in provision for loan losses during 2004 compared with 2003 was largely attributable to the continued change in the composition of the Company’s loan portfolio toward a greater concentration in commercial and agricultural loans and less concentration in residential mortgage loans. Also contributing to the increased provision for loan losses was an increase in specific allocations on internally classified loans and an overall higher level of net charge-offs during 2004 compared with 2003.

These provisions were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Refer also to the section entitled CRITICAL ACCOUNTING POLICIES AND ESTIMATES and “RISK MANAGEMENT – Lending and Loan Administration” for further discussion of the provision and allowance for loan losses.

NON-INTEREST INCOME

During 2005, all categories of Non-interest Income increased. Non-interest Income for 2005 was $14,194,000, an increase of $4,574,000 or 48%, as compared to $9,620,000 in 2004. Non-interest Income for 2004 declined $3,314,000 or 26% as compared to $12,934,000 in 2003. The increase in 2005 and the decline in 2004 were predominantly attributable to an other-than-temporary impairment charge on the Company’s FHLMC and FNMA preferred stock portfolio recognized in the fourth quarter of 2004.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2005	2004	2003	2005		2004

Trust and Investment Product Fees	$2,081	$2,046	$1,627	2%		26%
Service Charges on Deposit Accounts	3,723	3,537	3,391	5		4
Insurance Revenues	4,703	4,666	3,692	1		26
Other Operating Income	2,687	2,074	1,556	30		33

Subtotal	13,194	12,323	10,266	7		20
Net Gains on Sales of Loans and Related Assets	1,000	975	2,588	3		(62)
Net Gain / (Loss) on Securities	—	(3,678)	80	n/m	(1)	n/m (1)

TOTAL NON-INTEREST INCOME	$14,194	$9,620	$12,934	48		(26)

(1)	n/m = not meaningful

Trust and Investment Product Fees remained relatively stable in 2005 as compared to the prior year with a slight increase of 2% following a 26% increase in 2004 from 2003. An increase in fees was primarily attributable to increased production from the Company’s Trust and Investment Advisory Services segment.

Insurance Revenues remained relatively stable for the year ended December 31, 2005 compared with 2004. Insurance Revenues increased 26% for 2004 as compared to the same period of 2003. The increased Insurance Revenues were primarily the result of insurance agency acquisitions completed in the third quarter of 2003. These acquisitions significantly impacted the Company’s insurance revenues during 2004. For more information on the business combination, see Note 18 to the Company’s consolidated financial statements included in Item 8 of this Report.

For the year ended 2005, Other Operating Income increased 30% as compared to the prior year. The increase was partially due to an impairment recovery for mortgage servicing rights totaling $412,000 in 2005 compared with an impairment charge of $37,000 for 2004. Also contributing to the increase in Other Operating Income for the year ended 2005 as compared to 2004 was the gain on sale of a former branch facility of $313,000. Partially mitigating the positive variance was an increased level of mortgage servicing rights amortization of $246,000 for 2005.

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

Net Gains on Sales of Loans and Related Assets increased 3% in 2005 following a decrease of 62% in 2004. Loan sales for 2005, 2004, and 2003 were $64.1 million, $61.4 million and $181.2 million, respectively.

The Company recorded a non-cash, other-than-temporary impairment charge of $3,682,000 ($2,430,000 after-tax) related to certain investments in FHLMC and FNMA preferred stock in the fourth quarter of 2004. For further discussion of the other-than-temporary charge, see the MANAGEMENT OVERVIEW, CRITICAL ACCOUNTING POLICIES AND ESTIMATES and USES OF FUNDS sections of this Report as well as Note 2 to the Company’s consolidated financial statements included in Item 8 of this Report.

NON-INTEREST EXPENSE

For the year ended 2005, Non-interest Expense increased 3%. The increase was primarily due to an increase in Salaries and Employee Benefits and Occupancy, Furniture and Equipment Expense. For the year ended 2004, Non-interest Expense decreased 5% as compared to 2003. The decline was primarily attributable to decreased Salaries and Employee Benefits and Occupancy Expense and no Net Loss on Extinguishment of Borrowings during 2004, offset by an increase in Professional Fees and Other Operating Expenses.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2005	2004	2003	2005	2004

Salaries and Employee Benefits	$18,511	$17,814	$18,062	4%	(1)%
Occupancy, Furniture and Equipment Expense	4,404	4,292	4,574	3	(6)
FDIC Premiums	101	106	114	(5)	(7)
Data Processing Fees	1,322	1,186	1,126	11	5
Professional Fees	1,703	1,690	1,227	1	38
Advertising and Promotion	784	888	853	(12)	4
Supplies	544	527	633	3	(17)
Net Loss on Extinguishment of Borrowings	—	—	1,898	—	n/m (1)
Other Operating Expenses	4,079	4,106	3,732	(1)	10

TOTAL NON-INTEREST EXPENSE	$31,448	$30,609	$32,219	3	(5)

(1)	n/m = not meaningful

In 2005, Salaries and Employee Benefits Expense increased 4%. The increase was primarily attributable to increased employee health insurance costs of $528,000. For the year ended 2004, Salaries and Employee Benefits Expense remained relatively stable with a modest 1% decline.

Occupancy, Furniture and Equipment Expense increased 3% in 2005. The increase was primarily attributable to a lowered amount of real estate and personal property tax expense recognized in 2004. In the state of Indiana, counties reassessed real property in 2002 which carried over into 2003 and resulted in a delay of some tax billings until 2004. Due to the billing delay, the Company adjusted property tax accruals and expense during 2004 which resulted in a lowered amount of real estate and personal property tax expense. Partially mitigating the increase during 2005 was a reduced amount of depreciation expense recognized for certain computer network related fixed assets which fully depreciated in 2004. In 2004, Occupancy, Furniture and Equipment Expense decreased 6% predominately attributable to a reduced level of real estate and personal property tax expense as discussed above.

During 2005 and 2004, Professional Fees increased 1% and 38%, respectively. The increase in 2004 was primarily the result of costs associated with ensuring the Company’s compliance with the requirements of Section 404 of the Sarbanes Oxley Act. In 2005, Advertising and Promotion decreased 12% which was the result of more directed marketing campaigns during the year. Advertising and Promotion increased 4% in 2004 as compared to the prior year.

The Company did not recognize any Net Loss on Extinguishment of Borrowings during 2005 or 2004; during 2003 the Company’s mortgage banking segment prepaid $40 million of FHLB Advances which resulted in a $1,898,000 net loss on extinguishment of borrowings.

Other Operating Expenses remained stable during 2005. For the year ended 2004, Other Operating Expenses increased 10%. This increase in 2004 was primarily due to increased customer list intangible amortization of $371,000 which resulted from the Company’s property and casualty acquisition activity in the third quarter 2003. For further discussion of intangible amortization, see Note 18 to the Company’s consolidated financial statements included in Item 8 of this Report.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 25.5%, 12.1%, and 13.5%, respectively, in 2005, 2004, and 2003. The higher effective tax rate in 2005 compared with both 2004 and 2003 was the result of higher levels of before tax net income combined with a lower level tax-exempt investment income and a lower level of tax credits generated by investments in affordable housing projects. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. See Note 11 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

Since December 31, 2001, the Company’s effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company’s formation of investment subsidiaries in the state of Nevada by four of the Company’s banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including 2005.

CAPITAL RESOURCES

The Company and affiliate banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. The Company and all affiliate banks at year-end 2005 were categorized as well-capitalized as that term is defined by applicable regulations. The Company has agreed with its parent-company correspondent bank lender, JPMorgan Chase Bank, N.A., as a term of its credit facilities with that lender (see “SOURCES OF FUNDS – Parent Company Funding sources”, below) that it will maintain the capital ratios of the Company and its affiliate banks at levels that would qualify it as well-capitalized as that term is defined by the prompt corrective action regulations. See Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

The Company continues to maintain a strong capital position. Shareholders’ equity totaled $82.3 million and $83.7 million at December 31, 2005 and 2004, respectively. Total equity represented 8.7% and 8.9%, respectively, of year-end total assets. The Company paid cash dividends of $6.1 million or $0.56 per share in 2005 and 2004. During 2005, the Company purchased 83,000 shares of its common stock under an on-going repurchase program and 440,747 in a privately negotiated repurchase transaction at a total cost of $6.8 million. These repurchases were the primary contributors in the decline in total shareholder’s equity.

USES OF FUNDS

LOANS

Total loans at year-end 2005 increased $22.0 million or 3% compared with year-end 2004 including increases in each category of loans. The Company’s commercial and industrial loans increased $5.4 million or 2% and agricultural based loans increased $1.8 million or 2% during 2005. Consumer loans increased $6.7 million or 6% during 2005. Residential mortgage loans increased $8.1 million or 9% during 2005. This increase reversed a trend over the past several years and was due in large part to the acquisition of Peoples Community Bank during the fourth quarter of 2005.

Total loans at year-end 2004 increased $17.8 million or 3% compared with year-end 2003. The composition of the loan portfolio continued a shift toward a commercial and agricultural base with less concentration in residential mortgage loans during 2004. The Company’s commercial and industrial loans increased $17.8 million or 6% and agricultural based loans increased $7.5 million or 8% during 2004. Consumer loans increased $8.1 million or 7% during 2004. The increases in these categories were partially mitigated by the decline in the residential mortgage loan portfolio. Residential mortgage loans declined $15.5 million or 14% during 2004 due primarily to the Company’s continued sale of a majority of residential loan production into the secondary market.

The Company’s loan portfolio is diversified, with the heaviest concentration in commercial and industrial loans. The composition of the loan portfolio remained relatively stable at year-end 2005 compared with year-end 2004. The largest concentration of loans continued to be in commercial and industrial loans which comprised 49% of the total loan portfolio at year-end 2005 compared with 50% in 2004. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company’s concentration in residential mortgage loans has declined over the past several years with a modest increase in 2005 (due principally to the Peoples Community Bank acquisition discussed above).

Loan Portfolio dollars in thousands	December 31,
	2005	2004	2003	2002	2001

Residential Mortgage Loans	$102,891	$94,800	$110,325	$156,180	$227,502
Agricultural Loans	101,355	99,557	92,095	84,984	75,755
Commercial and Industrial Loans	319,241	313,798	296,019	254,024	230,792
Consumer Loans	129,587	122,888	114,816	116,987	123,840

Total Loans	653,074	631,043	613,255	612,175	657,889
Less: Unearned Income	(1,118)	(1,250)	(1,389)	(1,434)	(723)

Subtotal	651,956	629,793	611,866	610,741	657,166
Less: Allowance for Loan Losses	(9,265)	(8,801)	(8,265)	(8,301)	(8,388)

Loans, Net	$642,691	$620,992	$603,601	$602,440	$648,778

Ratio of Loans to Total Loans:
Residential Mortgage Loans	16%	15%	18%	26%	34%
Agricultural Loans	15%	16%	15%	14%	12%
Commercial and Industrial Loans	49%	50%	48%	41%	35%
Consumer Loans	20%	19%	19%	19%	19%

Totals	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2005 which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial, Agricultural and Poultry	$ 145,384	$ 125,663	$ 149,549	$ 420,596

Interest Sensitivity
	Fixed Rate	Variable Rate
Loans maturing after one year	$ 42,382	$ 232,830

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

Investment Portfolio, at Amortized Cost dollars in thousands	December 31,
	2005	%	2004	%	2003	%

Federal Funds Sold and Short-term Investments	$5,287	3%	$24,354	11%	$3,804	2%
U.S. Treasury and Agency Securities	13,631	7	4,060	2	4,112	2
Obligations of State and Political Subdivisions	31,759	16	43,125	20	54,838	25
Asset- / Mortgage-backed Securities	128,602	65	131,614	60	136,674	63
Corporate Securities	500	n/m (1)	503	n/m (1)	506	n/m (1)
Equity Securities	17,350	9	15,149	7	16,808	8

Total Securities Portfolio	$197,129	100%	$218,805	100%	$216,742	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, decreased $21.7 million at year-end 2005 compared with year-end 2004. The majority of this decline during 2005 was the result of a lower level of federal funds sold and short-term investments. At year-end 2004, the level of federal funds sold and short-term investments was elevated from the levels throughout 2004. This increased level resulted from the cash flow nature of the Company's portfolio with its concentration in mortgage related securities and the timing of reinvestment of this cash flow back into other types of securities at year-end 2004. The Company has continued its strategy during 2005 of investing in mortgage related securities. The mortgage related securities provide structured cash flows in what has continued to be a relatively low longer term interest rate environment.

The Company's level of obligations of state and political subdivisions declined $11.4 million or 26% during 2005 and $11.7 million or 21% in 2004. The decline in obligations of state and political subdivisions has been primarily the result of the Company's strategy to not invest in these traditionally longer-term securities during periods of relatively low longer term interest rates. The Company continues to believe that at the proper time, investment in tax-advantaged obligations of state and political subdivisions is prudent. However, in the relatively low longer term interest rate environment, investments in these types of securities have not been undertaken.

The Company's equity portfolio at year-end 2005 included in the table above was comprised of approximately $5.3 million of minority equity interests in unaffiliated banking companies and approximately $12.1 million of floating rate preferred stock issued to FHLMC and FNMA. For further discussion regarding the investments in the unaffiliated banking companies refer to Item 1 - Business of this Report. The Company's equity portfolio in prior periods disclosed in the table above was primarily comprised of floating rate preferred stock issued by FHLMC and FNMA. In the year ended December 31, 2004, the Company recognized a $3.68 million non-cash pre-tax charge for the other-than-temporary decline in value on this floating rate preferred stock portfolio. The Company accounts for these securities in accordance with SFAS No. 115, which requires that if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be recognized as expense in the income statement. Refer also to the sections entitled CRITICAL ACCOUNTING POLICIES AND ESTIMATES and "RESULTS OF OPERATIONS - Non-Interest Income in this Report and Note 2 to the Company's consolidated financial statements included in Item 8 of this Report for further discussion of the equity securities portfolio and the other-than-temporary impairment charge recognized during 2004.

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $2.1 million or 1% at year-end 2004 compared with year-end 2003. The increase was directly related to the elevated level of federal funds sold and short-term investments at year end 2004 as discussed above. Overall there were modest declines in each other category of securities at year-end 2004 compared with 2003.

Investment Securities, at Carrying Value dollars in thousands
	December 31,
	2005	2004	2003

Securities Held-to-Maturity:
Obligations of State and Political Subdivisions	$8,684	$13,318	$17,417

Securities Available-for-Sale:
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$13,492	$4,034	$4,090
Obligations of State and Political Subdivisions	23,527	30,621	38,579
Asset-/Mortgage-backed Securities	125,844	131,201	136,585
Corporate Securities	500	503	515
Equity Securities	17,787	15,317	16,024

Subtotal of Securities Available-for-Sale	181,150	181,676	195,793

Total Securities	$189,834	$194,994	$213,210

The Company’s $181.2 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not be interpreted as an indication that management anticipates such sales.

The amortized cost of debt securities at December 31, 2005 are shown in the following table by expected maturity. Asset- / mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2005:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasuries and
Agencies	$505	1.87%	$13,126	4.28%	$—	N/A	$—	N/A
State and Political
Subdivisions	1,723	7.85%	8,733	7.75%	10,735	7.36%	10,568	7.50%
Asset-/Mortgage-backed
Securities	19,278	3.19%	99,713	4.01%	9,611	5.38%	—	N/A
Corporate Securities	—	N/A	500	3.42%	—	N/A	—	N/A

Totals	$21,506	3.53%	$122,072	4.30%	$20,346	6.42%	$10,568	7.50%

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2005. These contractual obligations primarily consisted of long-term borrowings with the FHLB and JPMorgan Chase Bank, N.A., time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations dollars in thousands	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Borrowings	$66,606	$6,485	$9,985	$48,554	$1,582
Time Deposits	308,774	137,223	157,662	13,812	77
Lease Commitments	462	123	206	129	4

Total	$375,842	$143,831	$167,853	$62,495	$1,663

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances dollars in thousands	December 31,			% Change From Prior Year
	2005	2004	2003	2005	2004

Demand Deposits
Non-interest Bearing	$121,662	$116,124	$103,865	5%	12%
Interest Bearing	137,318	121,173	110,544	13	10
Savings Deposits	66,091	65,757	61,295	1	7
Money Market Accounts	90,729	97,515	80,903	(7)	21
Other Time Deposits	242,887	268,842	298,430	(10)	(10)

Total Core Deposits	658,687	669,411	655,037	(2)	2
Certificates of Deposits of $100,000 or
more and Brokered Deposits	71,533	62,056	56,273	15	10
FHLB Advances and
Other Borrowings	98,932	101,067	130,165	(2)	(22)

Total Funding Sources	$829,152	$832,534	$841,475	—	(1)

Maturities of certificates of deposit of $100,000 or more are summarized as follows:

	3 Months or Less	3 thru 6 Months	6 thru 12 Months	Over 12 Months	Total

December 31, 2005	$ 20,322	$ 4,652	$ 10,046	$ 26,325	$ 61,345

CORE DEPOSITS

The Company’s overall level of average core deposits has remained relatively stable during 2005 and 2004, with a decline of 2% in 2005 and an increase of 2% in 2004. The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products. Management believes that core deposits continue to represent a stable and viable funding source for the Company’s operations.

Demand, savings and money market deposits have provided a growing source of funding for the company in each of the periods reported. Average demand, savings and money market deposits totaled $415.8 million or 63% of core deposits in 2005 compared with $400.6 million or 60% in 2004 and $356.6 million or 54% in 2003. These increases have contributed to the Company’s increased net interest margin as was discussed in the “RESULTS OF OPERATIONS – Net Interest Income” section of this Report.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits declined by 10% in both 2005 and 2004. Other time deposits comprised 37% of core deposits in 2005 compared with 40% in 2004 and 46% in 2003.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding for its bank subsidiaries. Average borrowed funds decreased $2.1 million or 2% during 2005 following a decline of $29.1 million or 22% in 2004. Borrowings comprised 12%, 12%, and 15% of total funding sources in 2005, 2004, and 2003, respectively. The decline in average borrowed funds during 2005 and 2004 was primarily the result of repayment of FHLB advances.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiaries. Large denomination certificates and brokered deposits increased $9.5 million or 15% during 2005 following an increase of $5.8 million or 10% in 2004. Large certificates and brokered deposits comprised approximately 9% of total funding sources in 2005, and 7% in both 2004 and 2003. These large certificates are used as both long-term and short-term funding sources.

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

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiaries to support their operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiaries. These subsidiaries are subject to statutory restrictions on their ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings, which are discussed in detail below.

On September 28, 2005 (but effective as of September 20, 2005), the Company and JPMorgan Chase Bank, N.A. (the “Lender”) executed and delivered to each other an Amended and Restated Loan Agreement (“Amended Agreement”), and the Company executed and delivered to the Lender a $25 million Term Note and a $15 million Revolving Note pursuant to the Amended Agreement to evidence its obligations for amounts that may from time to time be borrowed thereunder. This Amended Agreement provides the parent company with an additional source of liquidity and long-term financing.

Under the revolving line of credit established by the Amended Agreement and evidenced by the Revolving Note, the Company may borrow and re-borrow up to $15 million at any one time through September 20, 2006, at which time all amounts borrowed under the revolving line of credit will become due and payable. As of December 31, 2005, the Company had $2.5 million outstanding on its revolving line of credit.

Of the $25 million non-revolving term loan availability established by the Amended Agreement and evidenced by the Term Note, the Lender advanced $18.5 million during 2005. The Lender advanced the remaining $6.5 million available under the term loan to the Company in January 2006, which advance was primarily used to fund the cash payment of the merger consideration for the acquisition of Stone City Bancshares, Inc. The Company is obligated to make annual principal reduction payments under the term loan of up to $2.5 million on each anniversary date of the term loan, commencing in September 2007, in order to reduce the principal balance owed under the term loan to $19 million by September 2009, and is obligated to pay all remaining outstanding principal plus interest during September, 2010 (at maturity of the term loan).

Under the Amended Agreement, Term Note, and Revolving Note, the Company is obligated to pay the Lender interest on amounts advanced under the term loan and the revolving loan based upon 90-day LIBOR plus 1.15% per annum.

The Amended Agreement includes usual and customary covenants and conditions, including a covenant that requires that the Company maintain the capital ratios of the Company and of its affiliate banks at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies. In addition, the Company agreed in the Amended Agreement that it would maintain a consolidated ratio of (a) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (b) the sum of the Company’s loans plus OREO, of not greater 3.75% until September 30, 2006, and of not greater than 3.25% at September 30, 2006, and at all times thereafter. At December 31, 2005, this ratio was 2.48%.

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

Allowance for Loan Losses dollars in thousands	Years Ended December 31,
	2005	2004	2003	2002	2001

Balance of allowance for possible
losses at beginning of period	$8,801	$8,265	$8,301	$8,388	$9,274
Loans charged-off:
Residential Mortgage Loans	238	292	360	437	637
Agricultural Loans	3	—	42	89	66
Commercial and Industrial Loans	1,278	904	571	183	659
Consumer Loans	624	654	658	876	990

Total Loans charged-off	2,143	1,850	1,631	1,585	2,352

Recoveries of previously charged-off Loans:
Residential Mortgage Loans	58	24	220	66	54
Agricultural Loans	53	11	56	2	191
Commercial and Industrial Loans	205	118	316	59	374
Consumer Loans	149	218	192	256	187

Total Recoveries	465	371	784	383	806

Net Loans recovered / (charged-off)	(1,678)	(1,479)	(847)	(1,202)	(1,546)
Additions to allowance charged to expense	1,903	2,015	811	1,115	660
Allowance from Acquired Subsidiary	239	—	—	—	—

Balance at end of period	$9,265	$8,801	$8,265	$8,301	$8,388

Net Charge-offs to Average Loans Outstanding	0.26%	0.24%	0.14%	0.19%	0.22%
Provision for Loan Losses to Average Loans Outstanding	0.30%	0.32%	0.13%	0.17%	0.09%
Allowance for Loan Losses to Total Loans at Year-end	1.42%	1.40%	1.35%	1.36%	1.27%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Residential Mortgage Loans	$710	$790	$839	$1,126	$1,958
Agricultural Loans	822	982	704	781	812
Commercial and Industrial Loans	6,486	5,906	5,358	4,687	3,487
Consumer Loans	1,127	1,043	1,158	1,140	921
Unallocated	120	80	206	567	1,210

Total Loans	$9,265	$8,801	$8,265	$8,301	$8,388

The allowance for loan losses at year-end 2005 increased to $9.3 million or 1.42% of total loans compared to $8.8 million or 1.40% of total loans at year-end 2004 and $8.3 million or 1.35% at year-end 2003. The increase in the allowance for loan losses was attributable to loan growth, changes in specific allocations, and the allowance from an acquired subsidiary. As discussed in additional detail in the NON-PERFORMING ASSETS section of this Report, the increased level of non-performing assets was primarily attributable to three larger commercial and industrial credits.

Increased net-charge-offs during 2005 compared with 2004 limited the amount of increase in the level of allowance for loan losses at year-end 2005 compared with year-end 2004. A portion of these increased net-charge-offs during 2005 was provided for in the significant increase in provision for loan losses in 2004 compared with prior periods. The provision for loan loss remained relatively stable during 2005, declining approximately $112,000, compared with 2004 following an increase of $1.2 million in 2004 compared with 2003.

Net charge-offs increased to $1,678,000 or 0.26% of average outstanding loans during 2005. This level compares to net charge-offs of $1,479,000 or 0.24% of average outstanding loans in 2004 and $847,000 or 0.14% of average outstanding loans in 2003. The increase in the level of loan charge-offs in 2005 was attributable primarily to commercial and industrial loans, but was not necessarily attributable to a particular segment within the commercial and industrial portfolio. The increase in 2004 was attributable to a modestly higher level of loan charge-offs coupled with a significant reduction in the level of recoveries of previously charged-off loans.

The trend in the decline in residential mortgage loan allocations, indicated in the table above, has resulted from the trend of declining net charge-offs and the lower concentration of this type of loans. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, lending staff quality, industry trends impacting specific portfolio segments, and broad portfolio quality trends. Therefore, the ratio of allocated to unallocated components within the total allowance has fluctuated from period to period.

Please see “RESULTS OF OPERATIONS – Provision for Loan Losses” and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES – Allowance for Loan Losses” for additional information regarding the allowance.

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

Non-performing Assets dollars in thousands	December 31,
	2005	2004	2003	2002	2001
Non-accrual Loans	$14,763	$5,750	$1,817	$1,773	$3,452
Past Due Loans (90 days or more)	944	831	962	1,095	916
Restructured Loans	—	—	—	365	367

Total Non-performing Loans	15,707	6,581	2,779	3,233	4,735
Other Real Estate	506	213	749	1,812	1,612

Total Non-performing Assets	$16,213	$6,794	$3,528	$5,045	$6,347

Non-performing Loans to Total Loans	2.41%	1.04%	0.45%	0.53%	0.72%
Allowance for Loan Losses to Non-performing Loans	58.99%	133.73%	297.41%	256.76%	177.15%

During 2005, the Company, in accordance with its standard methodology for the identification of potential problem credits, downgraded the internal risk classification on two large commercial credit facilities and placed these credits along with one additional large commercial credit on non-accrual status. The net effect of this activity has been to increase the level of non-performing loans for the Company at year-end 2005 as compared with year-end 2004. The increased level at year-end 2004 as compared with 2003 was the result of one commercial real estate credit that was resolved on terms consistent with management’s expectations during the first quarter of 2005.

The Company is closely monitoring developments in the status of the three larger credit facilities that were placed on non-accrual status during 2005. The first of these credits is a $1.1 million loan to a manufacturing entity which has ceased operations. During the latter part of the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction. The sale is expected to be completed during the second quarter of 2006. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction. The second of these specific credits, which totals approximately $5.2 million, is extended to a borrower operating two hotel facilities. This credit is secured by a first priority lien on the hotel facilities. The borrower is currently operating the hotels and is actively attempting to negotiate the sale of the facilities. The third of these specific credits, which is extended to a borrower operating a retail grocery store chain, is a 10% interest (the Company’s current balance is approximately $4.6 million) in a credit facility that is led by Harris, N.A., Chicago, Illinois. The borrower, which filed for Chapter 11 bankruptcy relief on May 4, 2005, has submitted a plan of reorganization with the bankruptcy court and it is anticipated, based on current available information, the plan will be (subject to court approval after consideration of any objections to the plan) confirmed by the end of the second quarter of 2006. Under the plan as filed with the court, the Company would be paid approximately 90% of the amount owed to it, which is consistent with the projected payment that the Company has assumed for purposes of establishing a special allocation of possible loss for this credit as part of the Company’s determination of its allowance for loan losses.

The Company will continue to assess the internal classification of these credits and the level of specific allocation of the loan loss reserve attributable to these credits based upon the best information that is available from time to time, including the status of the sale of the manufacturing facility and of the hotel facilities, and developments in the grocery store chain bankruptcy case.

The increased level of non-performing loans at year-end 2004 as compared with 2003 was the result of one commercial real estate credit. This credit had successful resolution that allowed for its removal from non-accrual status during the first quarter of 2005.

Interest income recognized on non-performing loans for 2005 was $395,000. The gross interest income that would have been recognized in 2005 on non-performing loans if the loans had been current in accordance with their original terms was $1,211,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial, agricultural and poultry loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The total dollar amount of impaired loans at December 31, 2005 was $13,286,000. For additional detail on impaired loans, see Note 3 to the Company’s consolidated financial statements included in Item 8 of this Report.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary banks to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiaries, which are subject to certain regulatory limitations explained in Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report, as enhanced by its ability to draw upon term financing arrangement and a line of credit established by the parent company in September 2005 with a correspondent bank lender as described under “SOURCES OF FUNDS – Parent Company Funding Sources”, above. The affiliate banks’ source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank.

Interest rate risk is the exposure of the Company’s financial condition to adverse changes in market interest rates. In an effort to estimate the impact of sustained interest rate movements to the Company’s earnings, the Company monitors interest rate risk through computer-assisted simulation modeling of its net interest income. The Company’s simulation modeling monitors the potential impact to net interest income under various interest rate scenarios. The Company’s objective is to actively manage its asset/liability position within a one-year interval and to limit the risk in any of the interest rate scenarios to a reasonable level of tax-equivalent net interest income within that interval. Funds Management Committees at the holding company and each affiliate bank monitor compliance within established guidelines of the Funds Management Policy. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk section for further discussion regarding interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than stand-by letters of credit as disclosed in Note 14 to the Company’s consolidated financial statements included in Item 8 of this Report.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2005 the Company’s estimated NPV might be expected to increase in the event of an increase in prevailing interest rates, and might be expected to decrease in the event of a decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2005

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets

Changes in Rates	$ Amount	% Change	NPV Ratio	Change
+2%	$ 114,713	0.12%	12.54%	33b.p.
+1%	115,062	0.42%	12.42%	21b.p.
Base	114,577	—	12.21%	—
-1%	112,620	-1.71%	11.87%	(34)b.p.
-2%	107,048	-6.57%	11.16%	(105)b.p.

The above discussion, and the portions of MANAGEMENT’S DISCUSSION AND ANALYSIS in Item 7 of this Report that are referenced in the above discussion contains statements relating to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in MANAGEMENT’S DISCUSSION AND ANALYSIS in Item 7 of this Report, and those that are described in Item 1 of this Report, “Business,” under the caption “Forward-Looking Statements and Associated Risks,” which discussions are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Shareholders
German American Bancorp
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

Indianapolis, Indiana February 21, 2006	/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,
	2005	2004
ASSETS
Cash and Due from Banks	$27,644	$23,312
Federal Funds Sold and Other Short-term Investments	5,287	24,354

Cash and Cash Equivalents	32,931	47,666

Securities Available-for-Sale, at Fair Value	181,150	181,676
Securities Held-to-Maturity, at Cost (Fair value of $8,811 and $13,636 on
December 31, 2005 and 2004, respectively)	8,684	13,318

Loans Held-for-Sale	1,901	3,122

Loans	653,074	631,043
Less: Unearned Income	(1,118)	(1,250)
Allowance for Loan Losses	(9,265)	(8,801)

Loans, Net	642,691	620,992

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,095	13,542
Premises, Furniture and Equipment, Net	20,233	20,231
Other Real Estate	506	213
Goodwill	3,813	1,794
Intangible Assets	2,388	2,378
Company Owned Life Insurance	19,067	18,540
Accrued Interest Receivable and Other Assets	19,008	18,622

TOTAL ASSETS	$946,467	$942,094

LIABILITIES
Non-interest-bearing Demand Deposits	$130,383	$123,127
Interest-bearing Demand, Savings, and Money Market Accounts	307,664	305,341
Time Deposits	308,774	321,915

Total Deposits	746,821	750,383

FHLB Advances and Other Borrowings	105,394	95,614
Accrued Interest Payable and Other Liabilities	11,997	12,428

TOTAL LIABILITIES	864,212	858,425

SHAREHOLDERS' EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	10,643	10,898
Additional Paid-in Capital	63,784	66,817
Retained Earnings	9,391	5,778
Accumulated Other Comprehensive Income / (Loss)	(1,563)	176

TOTAL SHAREHOLDERS' EQUITY	82,255	83,669

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$946,467	$942,094

End of period shares issued and outstanding	10,643,514	10,898,241

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years ended December 31,
	2005	2004	2003

INTEREST INCOME
Interest and Fees on Loans	$41,751	$39,257	$41,781
Interest on Federal Funds Sold and Other Short-term Investments	316	129	270
Interest and Dividends on Securities:
Taxable	5,954	5,455	5,023
Non-taxable	2,176	2,869	3,545

TOTAL INTEREST INCOME	50,197	47,710	50,619

INTEREST EXPENSE
Interest on Deposits	13,389	11,747	13,997
Interest on FHLB Advances and Other Borrowings	4,595	4,724	7,087

TOTAL INTEREST EXPENSE	17,984	16,471	21,084

NET INTEREST INCOME	32,213	31,239	29,535
Provision for Loan Losses	1,903	2,015	811

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,310	29,224	28,724

NON-INTEREST INCOME
Trust and Investment Product Fees	2,081	2,046	1,627
Service Charges on Deposit Accounts	3,723	3,537	3,391
Insurance Revenues	4,703	4,666	3,692
Other Operating Income	2,687	2,074	1,556
Net Gains on Sales of Loans and Related Assets	1,000	975	2,588
Net Gain / (Loss) on Securities	—	(3,678)	80

TOTAL NON-INTEREST INCOME	14,194	9,620	12,934

NON-INTEREST EXPENSE
Salaries and Employee Benefits	18,511	17,814	18,062
Occupancy Expense	2,396	2,121	2,354
Furniture and Equipment Expense	2,008	2,171	2,220
Data Processing Fees	1,322	1,186	1,126
Professional Fees	1,703	1,690	1,227
Advertising and Promotion	784	888	853
Supplies	544	527	633
Net Loss on Extinguishment of Borrowings	—	—	1,898
Other Operating Expenses	4,180	4,212	3,846

TOTAL NON-INTEREST EXPENSE	31,448	30,609	32,219

Income before Income Taxes	13,056	8,235	9,439
Income Tax Expense	3,335	996	1,271

NET INCOME	$9,721	$7,239	$8,168

Earnings per Share	$0.89	$0.66	$0.73

Diluted Earnings per Share	$0.89	$0.66	$0.73

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
Dollars in thousands, except per share data

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balances, January 1, 2003	11,460,731	$11,461	$78,836	$12,298	$1,924	$104,519

Comprehensive Income:
Net Income				8,168		8,168
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					(1,747)	(1,747)
Change in Minimum Pension Liability					(169)	(169)

Total Comprehensive Income						6,252
Cash Dividends ($.53 per share)				(5,984)		(5,984)
Issuance of Common Stock for:
Exercise of Stock Options	14,807	15	555	(542)		28
Director Stock Awards	15,939	16	288			304
5% Stock Dividend	520,233	520	8,740	(9,260)		—
Employee Stock Purchase Plan			(120)			(120)
Purchase and Retirement of Common Stock	(1,078,828)	(1,079)	(20,767)			(21,846)
Purchase of Interest in Fractional Shares				(27)		(27)

Balances, December 31, 2003	10,932,882	10,933	67,532	4,653	8	83,126

Comprehensive Income:
Net Income				7,239		7,239
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					178	178
Change in Minimum Pension Liability					(10)	(10)

Total Comprehensive Income						7,407
Cash Dividends ($.56 per share)				(6,114)		(6,114)
Issuance of Common Stock for:
Exercise of Stock Options	9,359	9	25			34
Employee Stock Purchase Plan			(76)			(76)
Purchase and Retirement of Common Stock	(44,000)	(44)	(664)			(708)

Balances, December 31, 2004	10,898,241	10,898	66,817	5,778	176	83,669

Comprehensive Income:
Net Income				9,721		9,721
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					(1,711)	(1,711)
Change in Minimum Pension Liability					(28)	(28)

Total Comprehensive Income						7,982
Cash Dividends ($.56 per share)				(6,108)		(6,108)
Issuance of Common Stock for:
Exercise of Stock Options	11,991	12	36			48
Business Combination	257,029	257	3,241			3,498
Employee Stock Purchase Plan			(63)			(63)
Purchase and Retirement of Common Stock	(523,747)	(524)	(6,247)			(6,771)

Balances, December 31, 2005	10,643,514	$10,643	$63,784	$9,391	$(1,563)	$82,255

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,721	$7,239	$8,168
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	524	1,042	2,134
Depreciation and Amortization	2,564	2,734	2,585
Amortization and Impairment of Mortgage Servicing Rights	301	504	660
Loans Originated for Sale	(62,886)	(63,158)	(169,538)
Proceeds from Sales Of Loans Held-for-Sale	64,327	61,768	182,378
Loss in Investment in Limited Partnership	83	162	223
Provision for Loan Losses	1,903	2,015	811
Gain on Sales of Loans, net	(927)	(959)	(2,808)
Loss / (Gain) on Securities, net	—	3,678	(80)
Loss / (Gain) on Sales of Other Real Estate and Repossessed Assets	(73)	(17)	222
Loss / (Gain) on Disposition and Impairment of Premises and Equipment	(312)	30	20
Loss on Extinguishment of Borrowings	—	—	1,898
Director Stock Awards	—	—	304
FHLB Stock Dividends	(287)	(598)	(482)
Increase in Cash Surrender Value of Company Owned Life Insurance (COLI)	(527)	(709)	(432)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	905	(1,272)	(531)
Interest Payable and Other Liabilities	(865)	(717)	(125)

Net Cash from Operating Activities	14,451	11,742	25,407

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	54,565	36,745	140,227
Proceeds from Sales of Securities Available-for-Sale	—	1,986	18,239
Purchase of Securities Available-for-Sale	(57,004)	(29,059)	(135,116)
Proceeds from Maturities of Securities Held-to-Maturity	4,639	4,095	3,420
Purchase of Loans	(8,490)	(12,837)	(5,570)
Proceeds from Sales of Loans	12,260	2,894	2,644
Loans Made to Customers, net of Payments Received	343	(10,216)	219
Proceeds from Sales of Other Real Estate	1,014	1,306	1,576
Property and Equipment Expenditures	(1,414)	(1,328)	(2,083)
Proceeds from Sales of Property and Equipment	446	364	6
Purchase of Company Owned Life Insurance	—	—	(10,000)
Acquire Banking Entities	1,000	—	—
Acquire Insurance Agencies	—	—	(2,513)

Net Cash from Investing Activities	7,359	(6,050)	11,049

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(31,431)	33,250	9,939
Change in Short-term Borrowings	13,115	(10,006)	25,047
Advances in Long-term Debt	36,500	4,500	8,000
Repayments of Long-term Debt	(41,835)	(11,439)	(54,705)
Issuance of Common Stock	48	34	28
Purchase / Retire Common Stock	(6,771)	(708)	(21,846)
Employee Stock Purchase Plan	(63)	(76)	(120)
Dividends Paid	(6,108)	(6,114)	(5,984)
Purchase of Interests in Fractional Shares	—	—	(27)

Net Cash from Financing Activities	(36,545)	9,441	(39,668)

Net Change in Cash and Cash Equivalents	(14,735)	15,133	(3,212)
Cash and Cash Equivalents at Beginning of Year	47,666	32,533	35,745

Cash and Cash Equivalents at End of Year	$32,931	$47,666	$32,533

Cash Paid During the Year for:
Interest	$17,625	$16,813	$21,627
Income Taxes	3,210	786	1,026

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

Premium amortization is deducted from, and discount accretion is added to, interest income using the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. The cost of securities sold is computed on the identified securities method. Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market value, in aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments.

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

Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Stock Compensation
Compensation expense under stock options is reported, if applicable, using the intrinsic value method. Under this method, no compensation expense is recognized for stock options granted at or above fair market value. Compensation expense is recognized for stock option modifications, if applicable. Financial Accounting Standard No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard’s fair value method been used to measure compensation cost for stock option plans.

	2005	2004	2003

Net Income as Reported	$ 9,721	$ 7,239	$ 8,168
Compensation Expense Under Fair Value Method, Net of Tax	317	246	268

Pro forma Net Income	$ 9,404	$ 6,993	$ 7,900
Pro forma Earnings per Share	$ 0.86	$ 0.64	$ 0.71
Proforma Diluted Earnings per Share	$ 0.86	$ 0.64	$ 0.70
Earnings per Share as Reported	$ 0.89	$ 0.66	$ 0.73
Diluted Earnings per Share as Reported	$ 0.89	$ 0.66	$ 0.73

For options granted during 2005, 2004 and 2003, the weighted-average fair values at grant date are $1.65, $2.89 and $3.04, respectively. The fair value of options granted during 2005, 2004 and 2003 was estimated using the following weighted-average information: risk-free interest rate of 3.41%, 2.79% and 2.56%, expected life of 3.4, 4.3 and 4.4 years, expected volatility of stock price of 17%, 24% and 25%, and expected dividends of 3.56%, 3.20% and 3.11% per year.

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

Retirement Plans
Pension expense under the suspended defined benefit plan is the net of interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

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

New Accounting Pronouncements
FAS 123R requires all public companies to record compensation cost for share-based payments provided to employees in return for employee service. The cost is measured at the fair value of the share-based payment awards when granted, and this cost is expensed over the employee service period, which is normally the vesting period of options or the period of participation in the stock purchase plan. FAS 123R will apply to awards granted or modified on or after January 1, 2006. Compensation cost will also be recorded for prior award grants that vest after the date of adoption. The effect on results of operations will depend on the level of future stock option grants, the future level of participation and annual pricing under the employee stock purchase plan, the calculation of the fair value of the stock option and purchase plan awards granted in the future, as well as stock option vesting periods, and cannot currently be predicted. All existing stock options are fully vested and will result in no compensation expense after adoption. Employee stock purchase plan participation from January 1, 2006 through the plan year end of August 16, 2006 is expected to result in approximately $52 of compensation expense in 2006.

NOTE 2 – Securities

The amortized cost, gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available-for-Sale:
2005
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$13,631	$11	$(150)	$13,492
Obligations of State and Political Subdivisions	23,075	463	(11)	23,527
Asset- / Mortgage-backed Securities	128,602	49	(2,807)	125,844
Corporate Securities	500	—	—	500
Equity Securities	17,350	1,287	(850)	17,787

Total	$183,158	$1,810	$(3,818)	$181,150

2004
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$4,060	$—	$(26)	$4,034
Obligations of State and Political Subdivisions	29,807	829	(15)	30,621
Asset- / Mortgage-backed Securities	131,614	455	(868)	131,201
Corporate Securities	503	—	—	503
Equity Securities	15,149	168	—	15,317

Total	$181,133	$1,452	$(909)	$181,676

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities Held-to-Maturity:
2005
Obligations of State and Political Subdivisions	$8,684	$127	$—	$8,811

2004
Obligations of State and Political Subdivisions	$13,318	$319	$(1)	$13,636

The amortized cost and fair value of Securities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value

Securities Available-for-Sale:
Due in one year or less	$1,616	$1,613
Due after one year through five years	18,151	18,116
Due after five years through ten years	9,432	9,662
Due after ten years	8,007	8,128
Asset- / Mortgage-backed Securities	128,602	125,844
Equity Securities	17,350	17,787

Totals	$183,158	$181,150

	Carrying Amount	Fair Value

Securities Held-to-Maturity:
Due in one year or less	$1,112	$1,116
Due after one year through five years	3,708	3,764
Due after five years through ten years	1,303	1,325
Due after ten years	2,561	2,606

Totals	$8,684	$8,811

Proceeds from the Sales of Securities are summarized below:

	2005 Available- for-Sale	2004 Available- for-Sale	2003 Available- for-Sale

Proceeds from Sales and Calls	$ —	$1,986	$18,239
Gross Gains on Sales and Calls	—	5	126
Gross Losses on Sales and Calls	—	—	(46)

Income Taxes on Gross Gains	—	2	43
Income Taxes on Gross Losses	—	—	(16)

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $116,683 and $94,995 as of December 31, 2005 and 2004, respectively.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Below is a summary of securities with unrealized losses as of year-end 2005 and 2004, presented by length of time the securities have been in an unrealized loss position:

At December 31, 2005:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities and Obligations of
Government Corporations and Agencies	$8,125	$(105)	$1,978	$(45)	$10,103	$(150)
Obligations of State and Political Subdivisions	—	—	444	(11)	444	(11)
Asset- / Mortgage-backed Securities	65,906	(1,419)	58,586	(1,388)	124,492	(2,807)
Corporate Securities	—	—	—	—	—	—
Equity Securities	7,050	(850)	—	—	7,050	(850)

Total	$81,081	$(2,374)	$61,008	$(1,444)	$142,089	$(3,818)

At December 31, 2004:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities and Obligations of
Government Corporations and Agencies	$2,534	$(26)	$—	$—	$2,534	$(26)
Obligations of State and Political Subdivisions	2,085	(16)	—	—	2,085	(16)
Asset- / Mortgage-backed Securities	74,038	(570)	19,458	(298)	93,496	(868)
Corporate Securities	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—

Total	$78,657	$(612)	$19,458	$(298)	$98,115	$(910)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The Company had the intent and ability to hold these securities for the foreseeable future, and the decline in fair value was largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired.

The Company’s equity portfolio is primarily comprised of floating rate preferred stock issued by the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). In the year ended December 31, 2004, the Company recognized a $3.68 million non-cash, pre-tax charge for the other-than-temporary decline in value on its floating rate preferred stock portfolio. The Company accounts for these securities in accordance with SFAS No. 115, which requires that if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be recognized as expense in the income statement. During the quarter ended December 31, 2004, public disclosures regarding accounting practices at FNMA and a multi-billion dollar FNMA preferred stock issuance with a substantially different structure and higher yield than previous offerings had a detrimental effect on the fair value of both the FHLMC and FNMA preferred stock holdings. As a result of these factors and the magnitude and length of time the market value had been below cost, management could not forecast full recovery of the fair values in a reasonable time period and concluded that the preferred stock is other than temporarily impaired. Accordingly, the other-than-temporary impairment was recognized in the income statement as an investment securities loss.

A portion of the floating rate preferred stock portfolio has declined in value during 2005 and this decline is considered to be largely due to changes in market interest rates. Based on the length of time, extent and nature of this decline, as well as market performance subsequent to December 31, 2005, the Company does not consider these securities to have additional other-than-temporary impairment.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 3 – Loans

	2005	2004

Loans were comprised of the following classifications at December 31:

Residential Mortgage Loans	$102,891	$94,800
Agricultural Loans	101,355	99,557
Commercial and Industrial Loans	319,241	313,798
Consumer Loans	129,587	122,888

Totals	$653,074	$631,043

Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing and Restructured Loans	$944	$831
Non-accrual Loans	14,763	5,750

Totals	$15,707	$6,581

	2005	2004
Information regarding impaired loans:

Year-end impaired loans with no allowance for loan losses allocated	$1,546	$905

Year-end impaired loans with allowance for loan losses allocated	11,740	4,618

Amount of allowance allocated to impaired loans	2,515	992	2003

Average balance of impaired loans during the year	10,465	4,400	$1,313

Interest income recognized during impairment	62	263	103
Interest income recognized on cash basis	52	243	102

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2005. A summary of the activity of these loans follows:

Balance January 1,		Changes in Persons	Deductions		Balance December 31,
2005	Additions	Included	Collected	Charged-off	2005
$ 23,869	$ 11,800	$ 3,854	$ (2,948)	$ —	$ 36,575

NOTE 4 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	2005	2004	2003

Balance as of January 1	$8,801	$8,265	$8,301
Provision for Loan Losses	1,903	2,015	811
Allowance from Acquired Subsidiary	239	—	—
Recoveries of Prior Loan Losses	465	371	784
Loan Losses Charged to the Allowance	(2,143)	(1,850)	(1,631)

Balance as of December 31	$9,265	$8,801	$8,265

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 5 – Mortgage Banking

The amount of loans serviced by the Company for the benefit of others was $335,531 and $316,948 at December 31, 2005 and 2004. These loans are owned by outside parties and are not included in the assets of the Company.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows. The net balance of mortgage servicing rights is included in Other Assets.

	2005	2004	2003

Servicing Rights:
Beginning of Year	$3,399	$3,368	$2,694
Additions	707	643	1,687
Amortized to Expense	(713)	(467)	(420)
Direct Write-downs	—	(145)	(593)

End of Year	$3,393	$3,399	3,368

Valuation Allowance:
Beginning of Year	$777	$885	$1,238
Additions Expensed	131	363	706
Reductions Credited to Expense	(543)	(326)	(466)
Direct Write-downs	—	(145)	(593)

End of Year	$365	$777	$885

The fair value of servicing rights was $3,353 and $2,695 at December 31, 2005 and 2004. For purposes of determining fair value, a discount rate of 9% was assumed at December 31, 2005 and 2004. Weighted average prepayment speeds applied were 12% and 19% at December 31, 2005 and 2004. Fair values were determined using a discounted cash-flow model.

NOTE 6 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2005	2004

Land	$4,201	$3,947
Buildings and Improvements	23,914	23,256
Furniture and Equipment	16,014	15,158

Total Premises, Furniture and Equipment	44,129	42,361
Less: Accumulated Depreciation	(23,896)	(22,130)

Total	$20,233	$20,231

Depreciation expense was $2,131, $2,308 and $2,418 for 2005, 2004 and 2003, respectively.

NOTE 7 – Deposits

At year-end 2005, stated maturities of time deposits were as follows:

2006	$137,223
2007	83,288
2008	74,374
2009	7,766
2010	6,046
Thereafter	77

Total	$308,774

Time deposits of $100 or more at December 31, 2005 and 2004 were $61,345 and $69,583.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 8 – FHLB Advances and Other Borrowed Money

The Company’s funding sources include Federal Home Loan Bank advances and repurchase agreements. Information regarding each of these types of borrowings is as follows:

	December 31,
	2005	2004
Long-term Advances from the Federal Home Loan Bank collateralized by
qualifying mortgages, investment securities, and mortgage-backed securities	$48,106	$59,366
Promissory Notes Payable	18,500	10,575

Long-term Borrowings	$66,606	69,941

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by
qualifying mortgages, investment securities, and mortgage-backed securities	$8,600	$—
Federal Funds Purchased	7,271	—
Repurchase Agreements	20,417	25,673
Promissory Notes Payable	2,500	—

Short-term Borrowings	38,788	25,673

Total Borrowings	$105,394	$95,614

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The corporation may be required to provide additional collateral based on the value of the underlying securities.

At December 31, 2005, interest rates on the fixed rate long-term FHLB advances ranged from 2.93% to 7.22% with a weighted average rate of 5.35%. Of the $48.1 million, $30.0 million or 62% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

At December 31, 2004, interest rates on the fixed rate long-term FHLB advances ranged from 2.50% to 7.22% with a weighted average rate of 5.93%. Of the $59.4 million, $50.0 million or 84% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

At December 31, 2005, the long-term borrowings shown above includes $18.5 million outstanding on a $25.0 million term loan held at the Parent Company. Interest on the term loan is based upon 90-day LIBOR plus 1.15%. The term loan matures September 20, 2010. At December 31, 2005, the short-term borrowings shown above includes $2.5 million outstanding on a $15.0 million line of credit at the Parent Company. Interest on the line of credit is based upon 90-day LIBOR plus 1.15%. The line of credit matures on September 20, 2006. Under the terms of these notes, the Company and all of its bank subsidiaries must maintain a "well-capitalized" status, and this status was maintained at December 31, 2005.

Scheduled principal payments on long-term borrowings at December 31, 2005 are as follows:

2006	$6,485
2007	5,317
2008	4,668
2009	10,026
2010	38,528
Thereafter	1,582

Total	$66,606

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

The prompt corrective action regulations applicable to banks provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At December 31, 2005, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well- Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk Weighted Assets)
Consolidated	$84,581	11.27%	$60,024	8.00%	N/A	N/A
German American Bank	36,911	10.99%	26,857	8.00	$33,572	10.00%
First American Bank	15,897	17.89%	7,108	8.00	8,885	10.00
Peoples Bank	16,199	11.47%	11,300	8.00	14,125	10.00
Citizens State Bank	10,570	11.23%	7,529	8.00	9,411	10.00
First State Bank	11,326	14.09%	6,431	8.00	8,039	10.00

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$75,119	10.01%	$30,012	4.00%	N/A	N/A
German American Bank	32,822	9.78%	13,429	4.00	$20,143	6.00%
First American Bank	14,781	16.64%	3,554	4.00	5,331	6.00
Peoples Bank	15,173	10.74%	5,650	4.00	8,475	6.00
Citizens State Bank	9,638	10.24%	3,764	4.00	5,647	6.00
First State Bank	10,415	12.96%	3,215	4.00	4,823	6.00

Tier 1 Capital
(to Average Assets)
Consolidated	$75,119	8.01%	$37,506	4.00%	N/A	N/A
German American Bank	32,822	7.83%	16,769	4.00	$20,961	5.00%
First American Bank	14,781	12.51%	4,724	4.00	5,906	5.00
Peoples Bank	15,173	7.89%	7,690	4.00	9,612	5.00
Citizens State Bank	9,638	8.11%	4,752	4.00	5,941	5.00
First State Bank	10,415	8.75%	4,759	4.00	5,949	5.00

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 9 – Stockholders’ Equity (continued)

At December 31, 2004, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well- Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(to Risk Weighted Assets)
Consolidated	$87,821	11.83%	$59,386	8.00%	N/A	N/A
German American Bank	37,180	10.85	27,402	8.00	$34,252	10.00%
First American Bank	13,396	14.85	7,218	8.00	9,023	10.00
Peoples Bank	16,692	12.32	10,835	8.00	13,543	10.00
Citizens State Bank	12,528	12.06	8,309	8.00	10,386	10.00
First State Bank	6,636	10.72	4,954	8.00	6,192	10.00

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$78,945	10.63%	$29,693	4.00%	N/A	N/A
German American Bank	33,510	9.78	13,701	4.00	$20,551	6.00%
First American Bank	12,260	13.59	3,609	4.00	5,414	6.00
Peoples Bank	15,203	11.23	5,417	4.00	8,126	6.00
Citizens State Bank	11,345	10.92	4,154	4.00	6,232	6.00
First State Bank	5,949	9.61	2,477	4.00	3,715	6.00

Tier 1 Capital
(to Average Assets)
Consolidated	$78,945	8.50%	$37,143	4.00%	N/A	N/A
German American Bank	33,510	7.99	16,774	4.00	$20,968	5.00%
First American Bank	12,260	9.50	5,159	4.00	6,449	5.00
Peoples Bank	15,203	7.80	7,792	4.00	9,740	5.00
Citizens State Bank	11,345	9.19	4,938	4.00	6,172	5.00
First State Bank	5,949	7.76	3,065	4.00	3,831	5.00

All of the Company’s affiliate Banks at year-end 2005 and 2004 were categorized as well-capitalized. There have been no conditions or events that management believes have changed the classification of the Company’s affiliate Banks under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at each affiliate bank, and may limit the dividends payable by the affiliates to the holding company, or by the holding company to its shareholders. At December 31, 2005 the affiliates had $16.3 million in retained earnings available for dividends to the parent company without prior regulatory approval.

Equity Incentive Plans

The Company maintains two equity incentive plans under which stock options, restricted stock awards, and other equity incentive awards can be granted. At December 31, 2005, has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options and other equity awards to officers, directors and other employees of the Company.

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

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 9 – Stockholders’ Equity (continued)

On December 29, 2005, the Stock Option Committee of the Company approved the accelerated vesting of all currently outstanding unvested stock options awarded to recipients under its 1999 Long Term Equity Incentive Plan effective December 29, 2005. The decision to accelerate the vesting was made primarily to reduce non-cash compensation expense that German American would have recorded in its income statement in future periods upon the adoption of FAS 123R in January 2006. The Stock Option Committee believed it was in the best interest of the Company’s shareholders to accelerate the vesting of these Options to eliminate compensation expense in future periods. This future expense was estimated to be $143. As a result of the acceleration action, options to purchase up to 161,601 shares of common stock became exercisable immediately. Without the acceleration, the options would have vested on dates ranging from December 31, 2005 to August 29, 2010. Approximately 8,260 options or 5.1% of the accelerated options had exercise prices below the closing market price at the time of acceleration (the “in-the-money options”). Without the acceleration, in-the-money options would have vested at various times and would have been fully vested by March 15, 2006. The Company expensed approximately $4 as a result of the acceleration of the in-the-money stock options during the fourth quarter of 2005.

In conjunction with the acceleration of all vesting periods, the Stock Option Committee also took action to amend all outstanding options to eliminate any obligation to grant new options in replacement of shares tendered in payment of the exercise price of options, effective January 1, 2006. All other terms and conditions applicable to Options, including the exercise prices and exercise periods, remain unchanged.

Changes in options outstanding were as follows, as adjusted to reflect stock dividends:

	Number of Options	Weighted-average Exercise Price
Outstanding, beginning of 2003	344,936	$14.56
Granted	101,587	17.99
Exercised	(66,660)	13.81
Forfeited	(2,303)	15.16
Expired	(430)	21.34

Outstanding, end of 2003	377,130	15.61
Granted	87,685	17.36
Exercised	(32,608)	13.00
Forfeited	(2,040)	16.12
Expired	—	—

Outstanding, end of 2004	430,167	16.16
Granted	77,967	14.92
Exercised	(56,356)	12.53
Forfeited	(3,521)	15.42
Expired	(43,238)	16.69

Outstanding, end of 2005	405,019	16.37

Options outstanding at year-end 2005 are as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price
$12.49 - $14.92	117,879	3.60	117,879	13.81
$15.29 - $17.55	127,162	3.26	127,162	16.53
$17.96 - $18.28	159,978	7.52	159,978	18.14

	405,019	5.04	405,019	16.37

Options exercisable and the weighted average exercise price at December 31, 2004 and 2003 were 238,212 at $16.08 and 185,759 at $15.73, respectively.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 9 – Stockholders’ Equity (continued)

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this plan is determined annually and shall be in the range from 85% to 100% of the fair market value of such stock at either the beginning or end of the plan year. The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. The Company purchased common shares on the open market in 2005, 2004, and 2003. Funding for the purchase of common stock was from employee contributions and Company contributions. Company contributions totaled $63, $76, and $120 for 2005, 2004, and 2003. The plan is considered non-compensatory under APB No. 25, and as a result no compensation expense is recorded and Company contributions are a reduction to additional paid-in capital.

Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of December 31, 2005, the Company had purchased 334,965 shares under the program.

During December 2005 the Company completed the purchase, in a private unsolicited transaction not from or through any broker or dealer, of a block of 440,747 shares of the Company’s issued and outstanding common stock from a corporation currently in reorganization proceedings under Chapter 11 of the United States Bankruptcy Code at a price of $12.50 per share. The block purchase represented approximately 4% of the shares of the Company’s common shares that were outstanding immediately prior to consummation of the purchase. The Company’s Board of Directors specifically approved the block purchase, and such purchase therefore will not reduce the number of shares authorized for repurchase under the repurchase program described above.

NOTE 10 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all full-time employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $465, $495 and $1,137 for 2005, 2004, and 2003, respectively.

The Company self-insures employee health benefits. During the fourth quarter of 2005, the employees from the Company’s most recent banking acquisition were not covered by the Company’s self-insured health plan, but remained covered under their existing fully insured health insurance program. As of the first quarter 2006, those employees were brought into the Company’s self-insured health plan. Stop loss insurance covers annual losses exceeding $75 per covered individual. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $1,642, $1,145 and $868 for 2005, 2004, and 2003, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $3,409 and $3,577 at December 31, 2005 and 2004. Deferred compensation expense was $322, $315 and $895 for 2005, 2004, and 2003. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. During the years ended 2005 and 2003, there were no losses incurred on partial settlements of the plan. During 2004, the Company incurred $52 on partial settlements of the plan. The Company uses a September 30 measurement date for its plan.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 10 – Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company’s plan as of December 31, 2005 and 2004 was as follows:

	2005	2004
Changes in Benefit Obligation: Obligation at beginning of year	$859	$936
Service cost	—	—
Interest cost	50	54
Benefits paid	(51)	(200)
Actuarial loss	22	42
Adjustment in cost of settlement	—	27

Obligation at end of year	880	859

Changes in Plan Assets:
Fair value at beginning of year	552	744
Actual return on plan assets	(27)	8
Employer contributions	27	—
Benefits paid	(51)	(200)

Fair value at end of year	501	552

Funded Status:
Funded status at end of year	(379)	(307)
Unrecognized prior service cost	(2)	(5)
Unrecognized net loss	348	306
Unrecognized transition asset	(4)	(5)

Pension liability	$(37)	$(11)

Amounts recognized in the balance sheet consist of:
	2005	2004
Accrued benefit cost	$(37)	$(11)
Minimum pension liability	(342)	(296)
Accumulated other comprehensive income	207	179

Because the plan has been suspended, the projected benefits obligations and accumulated benefit obligations are the same. The accumulated benefit obligation for the defined benefit pension plan exceeds the fair value of the assets included in the plan.

Net periodic pension expense for the years ended December 31, 2005, 2004, and 2003 was as follows:

	2005	2004	2003
Interest cost	$50	$54	$61
Expected return on assets	(24)	(31)	(38)
Amortization of transition amount	(1)	(2)	(1)
Amortization of prior service cost	(3)	(3)	(3)
Recognition of net loss	31	29	34

Net periodic pension expense	$53	$47	$53

Additional Information	2005	2004

Increase in minimum liability included in other
comprehensive income	$28	$10

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 10 – Employee Benefit Plans (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2005	2004
Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	N/A(1)

Weighted-average assumptions used to determine net cost:
	2005	2004	2003
Discount rate	6.00%	6.25%	6.50%
Expected return on plan assets	4.50%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A(1)

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

The expected return on plan assets was determined based upon rates that are expected to be available for future reinvestment of earnings and maturing investments along with consideration given to the current mix of plan assets.

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2005 and 2004 and target allocation for 2006 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end
Asset Category	2006	2005	2004
Cash	30%	31%	1%
Certificate of Deposits	65%	62%	76%
Equity Securities	5%	7%	23%

Total	100%	100%	100%

Plan benefits are suspended. Therefore, the Company has invested predominantly in relatively short-term investments over the past two years. No significant changes to investing strategies are anticipated.

The above mentioned Equity Securities consist of the Company’s stock for all periods presented.

Contributions

The Company expects to contribute $61 to the pension plan during the fiscal year ending December 31, 2006.

Estimated Future Benefits

The following benefit payments, which reflect expected future service, are expected to be paid:

Year	Benefits
2006	$ 39
2007	39
2008	37
2009	36
2010	40
2011-2015	232

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 11 – Income Taxes

The provision for income taxes consists of the following:
	2005	2004	2003
Current Federal	$3,137	$1,666	$883
Current State	557	145	—
Deferred Federal	(202)	(708)	391
Deferred State	(157)	89	(199)
Change in Valuation Allowance	—	(196)	196

Total	$3,335	$996	$1,271

Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2005	2004	2003
Statutory Rate Times Pre-tax Income	$4,439	$2,800	$3,209
Add/(Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(635)	(845)	(1,035)
State Income Tax, Net of Federal Tax Effect	264	25	(2)
Low Income Housing Credit	(392)	(525)	(520)
Dividends Received Deduction	(128)	(165)	(183)
Company Owned Life Insurance	(216)	(241)	(147)
Other Differences	3	(53)	(51)

Total Income Taxes	$3,335	$996	$1,271

The net deferred tax asset at December 31 consists of the following:

	2005	2004

Deferred Tax Assets:
Allowance for Loan Losses	$2,729	2,543
Deferred Compensation and Employee Benefits	1,604	1,596
Intangibles	45	40
Unused Tax Credits	2,407	3,337
Unrealized Capital Loss on Equity Securities	1,252	1,252
Unrealized Appreciation on Securities	651	—
Minimum Pension Liability	136	117
Net Operating Loss Carryforward	262	—
Other	224	244

Total Deferred Tax Assets	9,310	9,129

Deferred Tax Liabilities:
Depreciation	(658)	(861)
Leasing Activities, Net	(2,245)	(3,227)
Mortgage Servicing Rights	(1,193)	(1,032)
Investment in Low Income Housing Partnerships	(389)	(372)
Unrealized Appreciation on Securities	—	(188)
FHLB Stock Dividends	(599)	(540)
Business Combination Fair Value Adjustments	(118)	—
Other	(36)	(263)

Total Deferred Tax Liabilities	(5,238)	(6,483)
Valuation Allowance	(45)	(45)

Net Deferred Tax Asset	$4,027	$2,601

The Company has $888 of general business credit carryforward, which will expire in years 2024 and 2025. The Company also has $1,519 of alternative minimum tax credit carryforward, which under current tax law has no expiration period. The Company has federal and state net operating loss carryforwards (acquired in the PCB Holdings business combination) of $649 (federal) and $738 (state). These carryforwards expire in 2025, and the use of these federal and state carryforwards are each limited to $285 annually.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 11 – Income Taxes (continued)

Under the Internal Revenue Code, through 1996 Peoples Community Bank (which was acquired by and merged into First State Bank in October 2005) and First Federal Bank (now First American Bank) were allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. Subject to certain limitations, these Banks were permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. The Banks generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, the Banks were only allowed a deduction based on actual loss experience. Retained earnings at December 31, 2005, include approximately $2,995 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2005 was approximately $1,018.

Since December 31, 2001, the Company’s effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company’s formation of investment subsidiaries in the state of Nevada by four of the Company’s banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691 ($456 net of federal tax), including interest and penalties of approximately $100. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the year ended December 31, 2005.

NOTE 12 – Per Share Data

Earnings and Diluted Earnings per Share amounts have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided below:

	2005	2004	2003
Earnings per Share:
Net Income	$9,721	$7,239	$8,168

Weighted Average Shares Outstanding	10,890,987	10,914,622	11,176,766

Earnings per Share	$0.89	$0.66	$0.73

Diluted Earnings per Share:
Net Income	$9,721	$7,239	$8,168

Weighted Average Shares Outstanding	10,890,987	10,914,622	11,176,766
Stock Options, Net	4,668	33,509	45,577

Diluted Weighted Average Shares Outstanding	10,895,655	10,948,131	11,222,343

Diluted Earnings per Share	$0.89	$0.66	$0.73

Stock options for 351,085, 253,913, and 177,974 shares of common stock were not considered in computing diluted earnings per common share for 2005, 2004, and 2003, respectively, because they were anti-dilutive.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 13 – Lease Commitments

The total rental expense for all leases for the years ended December 31, 2005, 2004, and 2003 was $175, $213, and $165 respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments:

Years Ending December 31:	Premises

2006	$123
2007	120
2008	86
2009	79
2010	50
Thereafter	4

Total	$462

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2005	2004

Commitments to Fund Loans:
Home Equity	$44,611	$40,158
Credit Card Lines	13,581	12,737
Commercial Operating Lines	74,351	51,826
Residential Mortgages	4,197	6,584

Total Commitments to Fund Loans	$136,740	$111,305

Commitments to Sell Loans	$8,591	$8,934

Standby Letters of Credit	$7,624	$6,245

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

At December 31, 2005 and 2004, respectively, the affiliate banks were required to have $3,581 and $4,982 on deposit with the Federal Reserve, or as cash on hand. These reserves do not earn interest.

NOTE 15 – Non-cash Investing Activities

	2005	2004	2003
Loans Transferred to Other Real Estate	$1,280	$800	$834

See also Note 18 regarding purchase acquisitions.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 16 – Segment Information

The Company’s operations include four primary segments: core banking, mortgage banking, trust and investment advisory services, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the affiliate banks’ local markets. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; the servicing of mortgage loans for investors; and the operation of a title insurance company. The trust and investment advisory services segment involves providing trust, investment advisory, and brokerage services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core banking segment is comprised of five community banks with 27 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products as agent under five distinctive insurance agency names from five offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s five affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

The following segment financial information has been derived from the internal financial statements of German American Bancorp, which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the four segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments.

Year Ended December 31, 2005	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$32,355	$554	$40	$38	$(774)	$32,213
Gain on Sales of Loans and
Related Assets	692	308	—	—	—	1,000
Net Gain/(Loss) on Securities	—	—	—	—	—	—
Servicing Income	—	945	—	—	(135)	810
Trust and Investment Product
Fees	5	—	2,163	—	(87)	2,081
Insurance Revenues	141	72	29	4,542	(81)	4,703
Loss on Extinguishment of
Borrowings	—	—	—	—	—	—
Noncash Items:
Provision for Loan Losses	1,133	(80)	—	—	850	1,903
MSR Amortization & Valuation	—	301	—	—	—	301
Provision for Income Taxes	6,025	131	134	335	(3,290)	3,335
Segment Profit (Loss)	13,507	199	201	558	(4,744)	9,721
Segment Assets	914,804	17,922	2,107	8,103	3,531	946,467

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

Year Ended December 31, 2004	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$31,279	$251	$32	$4	$(327)	$31,239
Gain on Sales of Loans and
Related Assets	583	392	—	—	—	975
Net Gain/(Loss) on Securities	(3,678)	—	—	—	—	(3,678)
Servicing Income	—	925	—	—	(154)	771
Trust and Investment Product
Fees	4	—	2,129	—	(87)	2,046
Insurance Revenues	76	60	53	4,598	(121)	4,666
Loss on Extinguishment of
Borrowings	—	—	—	—	—	—
Noncash Items:
Provision for Loan Losses	2,250	(235)	—	—	—	2,015
MSR Amortization & Valuation	—	504	—	—	—	504
Provision for Income Taxes	3,512	(26)	106	305	(2,901)	996
Segment Profit (Loss)	9,491	(39)	159	646	(3,018)	7,239
Segment Assets	904,633	24,928	2,200	7,959	2,374	942,094

Year Ended December 31, 2003	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$30,284	$(622)	$22	$10	$(159)	$29,535
Gain on Sales of Loans and
Related Assets	1,284	1,304	—	—	—	2,588
Net Gain/(Loss) on Securities	56	—	—	—	24	80
Servicing Income	—	893	—	—	(189)	704
Trust and Investment Product
Fees	4	—	1,716	—	(93)	1,627
Insurance Revenues	124	166	17	3,543	(158)	3,692
Loss on Extinguishment of
Borrowings	—	1,898	—	—	—	1,898
Noncash Items:
Provision for Loan Losses	1,352	(541)	—	—	—	811
MSR Amortization & Valuation	—	660	—	—	—	660
Provision for Income Taxes	4,515	(783)	15	261	(2,737)	1,271
Segment Profit (Loss)	11,579	(1,122)	20	589	(2,898)	8,168
Segment Assets	883,639	27,536	2,141	9,448	3,182	925,946

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

The condensed financial statements of German American Bancorp are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Cash	$1,064	$1,012
Securities Available-for-Sale, at Fair Value	6,074	2,623
Loan, net	3,790	—
Investment in Subsidiary Banks and Bank Holding Company	90,257	86,285
Investment in Non-banking Subsidiaries	711	645
Furniture and Equipment	2,590	2,083
Other Assets	2,762	3,361

Total Assets	$107,248	$96,009

LIABILITIES
Promissory Notes Payable	$21,000	$10,500
Other Liabilities	2,186	1,840

Total Liabilities	23,186	12,340

SHAREHOLDERS' EQUITY
Common Stock	10,643	10,898
Additional Paid-in Capital	63,784	66,817
Retained Earnings	11,198	5,778
Accumulated Other Comprehensive Income (Loss)	(1,563)	176

Total Shareholders' Equity(1)	84,062	83,669

Total Liabilities and Shareholders' Equity	$107,248	$96,009

CONDENSED STATEMENTS OF INCOME	Years ended December 31,
	2005	2004	2003

INCOME
Dividends from Subsidiaries
Bank	$14,750	$7,675	$14,200
Nonbank	1,500	1,750	300
Dividend and Interest Income	(46)	18	79
Fee Income from Subsidiaries	663	677	688
Securities Gains, Net	—	—	23
Other Income	49	1	54

Total Income	16,916	10,121	15,344

EXPENSES
Salaries and Benefits	4,109	3,602	5,463
Professional Fees	937	1,068	621
Occupancy and Equipment Expense	715	766	784
Interest Expense	669	287	165
Provision for Loan and Lease Losses	850	—	—
Other Expenses	621	552	532

Total Expenses	7,901	6,275	7,565
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	9,015	3,846	7,779
Income Tax Benefit	2,857	2,301	2,656

INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	11,872	6,147	10,435
Equity in Undistributed Income of Subsidiaries	(344)	1,092	(2,267)

NET INCOME(1)	11,528	7,239	8,168

Other Comprehensive Income:
Unrealized Gain/(Loss) on Securities, Net	(1,711)	178	(1,747)
Changes in Minimum Pension Liability	(28)	(10)	(169)

TOTAL COMPREHENSIVE INCOME	$9,789	$7,407	$6,252

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,528	$7,239	$8,168
Adjustments to Reconcile Net Income to Net Cash from Operations
Amortization on Securities	—	—	1
Depreciation	388	426	479
Gain on Sale of Securities, Net	—	—	(23)
Director Stock Awards	—	—	72
Provision for Loan Losses	850	—	—
Change in Other Assets	427	719	(997)
Change in Other Liabilities	235	(551)	916
Equity in Undistributed Income of Subsidiaries	344	(1,092)	2,267

Net Cash from Operating Activities	13,772	6,741	10,883

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	—	—	(2,600)
Purchase of Securities Available-for-Sale	(2,835)	(2,024)	—
Proceeds from Maturities of Securities Available-for-Sale	—	—	6,280
Property and Equipment Expenditures	(895)	(143)	(694)
Proceeds from Sale of Property and Equipment	—	206	—
Acquire Banking Entities	(2,956)	—	—
Purchase of Loans from Subsidiary Bank	(4,640)	—	—

Net Cash from Investing Activities	(11,326)	(1,961)	2,986

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Short-term Borrowings	2,500	—	—
Advances in Long-term Debt	27,000	2,500	8,000
Repayment of Long-term Debt	(19,000)	—	—
Issuance of Common Stock	48	34	260
Purchase / Retire Common Stock	(6,771)	(708)	(21,846)
Employee Stock Purchase Plan	(63)	(76)	(120)
Dividends Paid	(6,108)	(6,114)	(5,984)
Purchase of Interest in Fractional Shares	—	—	(27)

Net Cash from Financing Activities	(2,394)	(4,364)	(19,717)

Net Change in Cash and Cash Equivalents	52	416	(5,848)
Cash and Cash Equivalents at Beginning of Year	1,012	596	6,444

Cash and Cash Equivalents at End of Year	$1,064	$1,012	$596

(1)	Parent Company Shareholders' Equity and Net Income differ from consolidated Shareholders' Equity and Net Income due to an intercompany gain related to the ownership reorganization of German American Insurance among the Company's banking subsidiaries during 2005.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets

Information relating to mergers and acquisitions for the three year period ended December 31, 2005, includes:

Business Combination	Date Acquired	Accounting Method

Hoosierland Insurance Agency, Inc., Jasper, Indiana	09/02/03	Purchase
Stafford-Williams Insurance Agency, Inc., Washington, Indiana	09/02/03	Purchase
PCB Holding Company	10/01/05	Purchase

Certain of the above entities changed their name and/or have been merged into other subsidiaries of the Corporation.

Hoosierland Insurance Agency, Inc. was accounted for as a purchase, with net assets acquired of $1,553. The Company issued no stock in this transaction. The Company recorded customer list intangible of $1,534 as a result of this transaction. The acquired company is included in operating results beginning with the date of acquisition.

Stafford-Williams Insurance Agency, Inc. was accounted for as a purchase, with net assets acquired of $998. The Company issued no stock in this transaction. The Company recorded customer list intangible of $979 as a result of this transaction. The acquired company is included in operating results beginning with the date of acquisition.

On October 1, 2005, the Company consummated a merger with PCB Holding Company (“PCB”). PCB was merged with and into the Company, and PCB’s sole banking subsidiary, Peoples Community Bank, was merged into the Company’s subsidiary, First State Bank, Southwest Indiana. Peoples Community Bank operated two banking offices in Tell City, Indiana. PCB’s assets and equity (unaudited) as of September 30, 2005 totaled $34.6 million and $4.8 million, respectively. Net loss (unaudited) totaled $586 for the nine-month period ended September 30, 2005.

Under the terms of the merger, the shareholders of PCB received an aggregate of 257,029 shares of common stock of the Company valued at approximately $3.5 million and approximately $3.2 million of cash, representing a total transaction value of $6.7 million.

This merger was accounted for under the purchase method of accounting. The purchase resulted in approximately $2,019 in goodwill and $443 in core deposit intangible. The core deposit intangible is being amortized over 10 years. Goodwill will not be amortized but instead evaluated periodically for impairment.

As a result of the PCB acquisition, on October 1, 2005 the Company acquired loans with evidence of credit deterioration since origination (as defined in Statement of Position (SOP) 03-3) with an outstanding principal balance of $982 and a net carrying amount of $826 at the acquisition date. This net carrying amount is believed to approximate fair value and the cash flows expected to be collected, net of accretable yield. At year end 2005, the outstanding principal balance and carrying amount of these loans is not materially different from acquisition date. Subsequent to the acquisition, the Company increased the allowance for loan losses for these acquired loans by $89 and no allowance for loan losses was reversed.

On January 1, 2006, the Company consummated a merger with Stone City Bancshares, Inc. (“Stone City”) Stone City was merged with and into the Company, and Stone City’s sole banking subsidiary, Stone City Bank of Bedford, Indiana, will continue operations as an independent, state chartered banking institution operating two banking offices in Bedford, Indiana. Stone City’s assets and equity as of December 31, 2005 totaled $ 61.2 million and $5.4 million, respectively. Net loss totaled $332 for the year ended December 31, 2005. This net loss includes no provision for income taxes as Stone City had elected under Internal Revenue Service Code to be an S Corporation. As such, in lieu of corporate income taxes, the shareholders of Stone City were taxed on their proportionate share of the Company’s taxable loss.

Under the terms of the merger, the shareholders of Stone City received aggregate cash payments of approximately $6.4 million and 349,468 common shares of the Company valued at approximately $4.6 million, representing a total transaction value of approximately $11.0 million.

This merger was accounted for under the purchase method of accounting. The Company is in the process of evaluating the purchase price allocation.

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

The changes in the carrying amount of goodwill for the periods ended December 31, 2005 and 2004 were classified as follows:

	2005	2004

Beginning of Year	$1,794	$1,794
Goodwill from acquisitions	2,019	—

End of Year	$3,813	$1,794

Of the $3,813 carrying amount of goodwill for December 31, 2005, $2,749 is allocated to the core banking segment and $1,064 is allocated to the insurance segment. Of the $1,794 carrying amount of goodwill for December 31, 2004, $730 is allocated to the core banking segment and $1,064 is allocated to the insurance segment.

Acquired intangible assets were as follows as of year end:

	2005
	Gross Amount	Accumulated Amortization

Core Banking
Core Deposit Intangible	$1,113	$681
Unidentified Branch Acquisition Intangible	257	192
Insurance
Customer List	2,838	947

Total	$4,208	$1,820

	2004
	Gross Amount	Accumulated Amortization

Core Banking
Core Deposit Intangible	$670	$670
Unidentified Branch Acquisition Intangible	257	175
Insurance
Customer List	2,838	542

Total	$3,765	$1,387

Amortization Expense was $433, $426, and $167 for 2005, 2004, and 2003.

Estimated amortization expense for each of the next five years is as follows:

2006	$467
2007	467
2008	467
2009	464
2010	313

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

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and Short-term Investments	$32,931	$32,931	$47,666	$47,666
Securities Available-for-Sale	181,150	181,150	181,676	181,676
Securities Held-to-Maturity	8,684	8,811	13,318	13,636
FHLB Stock and Other Restricted Stock	14,095	14,095	13,542	13,542
Loans, including Loans Held-for-Sale, Net	644,592	637,134	624,114	621,135
Accrued Interest Receivable	5,941	5,941	5,431	5,431
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(438,047)	(438,047)	(428,468)	(428,468)
Other Time Deposits	(308,774)	(302,911)	(321,915)	(320,128)
Short-term Borrowings	(38,788)	(38,788)	(25,673)	(25,673)
Long-term Debt	(66,606)	(67,907)	(69,941)	(73,239)
Accrued Interest Payable	(1,764)	(1,764)	(1,406)	(1,406)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The carrying amounts of cash, short-term investments, FHLB and other restricted stock, and accrued interest receivable are a reasonable estimate of their fair values. The fair values of securities are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments. The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans. The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities. The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities. Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not significant. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At December 31, 2005 and 2004, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

NOTE 20 – Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2005	2004	2003

Unrealized Holding Losses on
Securities Available-for-Sale	$(2,551)	$(3,407)	$(2,567)
Reclassification Adjustments for (Gains) and Losses
later Recognized in Income	—	3,678	(80)

Net Unrealized Gains and (Losses)	(2,551)	271	(2,647)

Recognition of Minimum Pension Liability	(46)	(17)	(279)

Tax Effect	858	(86)	1,010

Other Comprehensive Income / (Loss)	$(1,739)	$168	$(1,916)

Notes to the Consolidated Financial Statements (continued)
Dollars in thousands, except per share data

NOTE 21 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2005
First Quarter	$12,004	$7,999	$2,411	$0.22	$0.22
Second Quarter	12,172	7,975	2,408	0.22	0.22
Third Quarter	12,576	7,981	2,471	0.23	0.23
Fourth Quarter	13,445	8,258	2,431	0.22	0.22

2004
First Quarter	$11,776	$7,478	$1,952	$0.18	$0.18
Second Quarter	11,888	7,735	2,332	0.21	0.21
Third Quarter	11,957	7,900	2,376	0.22	0.22
Fourth Quarter	12,089	8,126	579	0.05	0.05

During the fourth quarter 2004, the Company’s operating results were impacted by a $3.68 million other-than-temporary impairment charge on the Company’s portfolio of FHLMC and FNMA preferred stocks. See Note 2 to the consolidated financial statements for further discussion of this charge.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

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
Jasper, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that German American Bancorp maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that German American Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, German American Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of German American Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 21, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Indianapolis, Indiana
February 21, 2006

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information relating to directors and executive officers of the Corporation will be included under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in April 2006, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2006 Proxy Statement”), which section is incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2006 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct. The Corporation’s Board of Directors has adopted a Code of Business Conduct, which constitutes a “code of ethics” as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002 (“SOA”). The Corporation has posted a copy of the Code of Business Conduct on its Internet website (www.germanamericanbancorp.com). The Corporation intends to satisfy its disclosure requirements under Item 10 of Form 8-K regarding certain amendments to, or waivers of, the Code of Business Conduct, by posting such information on its Internet website.

Audit Committee Identification. The Board of Directors of the Corporation has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2006 Proxy Statement under the caption “ELECTION OF DIRECTORS – Committees and Attendance”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that none of its members who serve on the Audit Committee of the Board of Directors is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA. The Board of Directors has determined, however, that the absence from its Audit Committee of a person who would qualify as an audit committee financial expert does not impair the ability of its Audit Committee to provide effective oversight of the Corporation’s external financial reporting and internal control over financial reporting. In reaching its determination that the members of the Audit Committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, the Board of Directors considered the knowledge gained by the current members of the Audit Committee in connection with their prior years of service on the Corporation’s Audit Committee. The Board of Directors also considered the experience in financial and accounting matters that Mr. Steurer, Chairman of the Board of JOFCO, Inc., a privately-held manufacturing company, has gained in connection with his active supervision of the accounting and finance personnel of that company. Mr. Steurer is a member of the Corporation’s Audit Committee. Mr. Steurer is retiring from service as a director of the Corporation effective at the annual meeting of shareholders in April 2006 including from service as a member of the Audit Committee; however, the Board of Directors has nominated Richard Forbes for election as a director of the Corporation at the annual meeting and, assuming that Mr. Forbes is elected, the Board expects that Mr. Forbes will be appointed to the Audit Committee. The Corporation believes that Mr. Forbes will qualify, if and when elected and appointed, as an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA, by reason of his experience as the current chief executive officer and former chief financial officer of a subsidiary of a Fortune 500 company.

Item 11. Executive Compensation.

Information relating to compensation of the Corporation’s executive officers and directors will be included under the captions “Executive Compensation” and “Election of Directors — Compensation of Directors” in the 2006 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Corporation will be included under the captions “Election of Directors” and “Principal Owners of Common Shares” of the 2006 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains three plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan, and its 1999 Employee Stock Purchase Plan. Each of these three plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	405,019(a)	$ 16.37	747,324(a)

Equity compensation plans not approved by security holders	—	—	—
Total	405,019	$ 16.37	747,324

(a)	Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2006 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2005 during the plan year that commenced in August 2005. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2006, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)	Represents 384,500 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 362,824 shares that were available for grant or issuance at December 31, 2005 under the 1999 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards in any given fiscal year is equal to the sum of (i) one percent of the number of Common Shares outstanding as of the last day of the Corporation’s prior fiscal year, plus (ii) the number of Common Shares that were available for the grant of awards, but were not granted, under the Plan in any previous fiscal year. Under no circumstances, however, may the number of Common Shares available for the grant of awards in any fiscal year under the Long-Term Equity Incentive Plan exceed one and one-half percent of the Common Shares outstanding as of the last day of the prior fiscal year. The 362,824 shares available at December 31, 2005 and included in the above table represent only the carryover of shares that may be the subject of grants of awards under the Long-Term Equity Incentive Plan in 2006 and future years; the Corporation during 2006 and future years (in addition to this carryover amount) may grant an additional 106,435 shares, representing one percent of the number of Common Shares that were outstanding at December 31, 2005, under the Long-Term Equity Incentive Plan.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 9 to the consolidated financial statements in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions “Executive Compensation — Certain Business Relationships and Transactions” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation” of the 2006 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information responsive to this item 14 will be included in the 2006 Proxy Statement under the Caption “Principal Accounting Fees and Services,” which section is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a) Financial Statements

The following items are included in Item 8 of this report:

German American Bancorp and Subsidiaries:	Page #

Report of Independent Registered Public Accounting Firm on Financial Statements	30

Consolidated Balance Sheets at December 31,
2005 and December 31, 2004	31

Consolidated Statements of Income, years
ended December 31, 2005, 2004, and 2003	32

Consolidated Statements of Changes in
Shareholders’ Equity, years ended
December 31, 2005, 2004, and 2003	33

Consolidated Statements of Cash Flows, years
ended December 31, 2005, 2004, and 2003	34

Notes to the Consolidated Financial
Statements	35-60

b) Exhibits

The Exhibits described in the Exhibit List immediately following the “Signatures” page of this report (which Exhibit List is incorporated herein by reference) are hereby filed as part of this report.

c) Financial Statement Schedules

None.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2006	GERMAN AMERICAN BANCORP (Registrant)	By/s/Mark A. Schroeder Mark A. Schroeder, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 2006	By/s/Mark A. Schroeder Mark A. Schroeder, President and Chief Executive Officer (principal executive officer), Director

Date: March 10, 2006	By/s/Douglas A. Bawel Douglas A. Bawel, Director

Date: March 10, 2006	By/s/Christina M. Ernst Christina M. Ernst, Director

Date: March 13, 2006	By/s/William R. Hoffman William R. Hoffman, Director

Date: March 10, 2006	By/s/U. Butch Klem U. Butch Klem, Director

Date: March 12, 2006	By/s/J. David Lett J. David Lett, Director

Date: March 13, 2006	By/s/Gene C. Mehne Gene C. Mehne, Director

Date: March 11, 2006	By/s/Larry J. Seger Larry J. Seger, Director

Date: March 11, 2006	By/s/Joseph F. Steurer Joseph F. Steurer, Director

Date: March 13, 2006	By/s/C.L. Thompson C.L. Thompson, Director

Date: March 13, 2006	By/s/Michael J. Voyles Michael J. Voyles, Director

Date: March 10, 2006	By/s/Bradley M. Rust Bradley M. Rust, Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Executive Compensation Plans and Arrangements*	Exhibit No.	Description
	2.1

Agreement and Plan of Reorganization by and among the Registrant, First State Bank, Southwest Indiana, PCB Holding Company, and Peoples Community Bank, dated May 23, 2005, is incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 filed with the SEC on July 19, 2005 (File No. 333-126704).**

	2.2

Agreement and Plan of Reorganization by and among the Registrant and Stone City Bancshares, Inc., and joined in by the shareholders of Stone City Bancshares, Inc., dated October 25, 2005, is incorporated by reference from Exhibit 2 to the Registrant’s Current Report on Form 8-K filed October 31, 2005.**

	3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
	3.2	Restated Bylaws of the Registrant, as amended April 22, 2004, is incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
	4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
	4.2

No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

	4.3

Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

X	10.1	The Registrant’s 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed October 14, 1998.
X	10.2

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

X	10.4	Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

Executive Compensation Plans and Arrangements*	Exhibit No.	Description
X	10.5

Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

X	10.6

First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

X	10.7

Form of Employee Stock Option Agreement (new grant, five-year expiration, five year 20% vesting) typically issued during 2005 and prior periods to executive officers and other key employees as incentives is incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

X	10.8

Form of Employee Stock Option Agreement (Replacement Grant) typically issued during 2005 and prior periods to persons who exercise other stock options using common shares as payment for the exercise price (one year vesting) is incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

X	10.9

Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes) is incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

X	10.10

Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes) is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 .

X	10.11

Description of Director Compensation Arrangements for 12 month period ending at 2005 Annual Meeting of Shareholders is incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

X	10.12

Description of Director Compensation Arrangements for 12 month period ending at 2006 Annual Meeting of Shareholders is incorporated by reference from the description contained in Item 1.01 to the Registrant's Current Report on Form 8-K filed May 4, 2005.

X	10.13

Description of Executive Management Incentive Plan for 2004 (awards payable in 2005) is incorporated by reference from Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

X	10.14

Description of Executive Management Incentive Plan for 2005 (awards payable in 2006) is incorporated by reference from the description contained in Item 1.01 to the Registrant's Current Report on Form 8-K filed May 4, 2005.

X	10.15

Description of Executive Management Incentive Plan for 2006 (awards payable in 2007) is incorporated by reference from the description contained in Item 1.01 to the Registrant's Current Report on Form 8-K filed February 17, 2006.

Executive Compensation Plans and Arrangements*	Exhibit No.	Description
X	10.16

Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust is incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

X	10.17

Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 1999 Long-Term Equity Incentive Plan is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed February 17, 2006.

X	10.18

Resolutions of Stock Option Committee of Board of Directors of the Registrant amending outstanding stock options by accelerating in full all vesting periods and exercise date restrictions and terminating replacement stock option privileges in connection with future option exercises, adopted by written consent effective December 29, 2005.

10.19

Amended and Restated Loan Agreement dated as of September 20, 2005, by and between JPMorgan Chase Bank, N.A., and the Registrant is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed September 30, 2005.**

	10.20	Stock Purchase Agreement dated as of December 16, 2005 between the Registrant and Buehler Foods, Inc.**
	21	Subsidiaries of the Registrant.
	23	Consent of Crowe Chizek and Company LLC.
	24	Power of Attorney.
	31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
	31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President (Principal Financial Officer).
	32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.
	32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President (Principal Financial Officer).

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an “X” in this column.

** Certain exhibits to these documents have been omitted from the text filed with the SEC. The omitted information is considered immaterial from an investor's perspective. The Registrant will furnish supplementally a copy of any of any such omitted exhibit to the SEC upon request from the SEC.

GERMAN AMERICAN BANCORP WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2006, A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT. SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.