Form 10-Q
period 2006-03-31
GERMAN AMERICAN BANCORP
filed 2006-05-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

Or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ___________________

Commission File Number 0-11244

German American Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1547518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [   ] NO [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, no par value	11,006,904

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

*****

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2006 and December 31, 2005

Consolidated Statements of Income and Comprehensive Income - Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements - March 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GERMAN AMERICAN BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and Due from Banks	$29,067	$27,644
Federal Funds Sold and Other Short-term Investments	26,662	5,287
Cash and Cash Equivalents	55,729	32,931

Interest-bearing Time Deposits with Banks	200	---
Securities Available-for-Sale, at Fair Value	194,399	181,150
Securities Held-to-Maturity, at Cost (Fair value of $8,088 and $8,811 on March 31, 2006 and December 31, 2005, respectively)	7,981	8,684

Loans Held-for-Sale	2,186	1,901

Total Loans	684,750	653,074
Less: Unearned Income	(1,420)	(1,118)
Allowance for Loan Losses	(9,721)	(9,265)
Loans, Net	673,609	642,691

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,483	14,095
Premises, Furniture and Equipment, Net	22,422	20,233
Other Real Estate	1,126	506
Goodwill	9,521	3,813
Intangible Assets	3,493	2,388
Company Owned Life Insurance	21,021	19,067
Accrued Interest Receivable and Other Assets	18,946	19,008
TOTAL ASSETS	$1,025,116	$946,467

LIABILITIES
Non-interest-bearing Demand Deposits	$137,603	$130,383
Interest-bearing Demand, Savings, and Money Market Accounts	315,811	307,664
Time Deposits	354,160	308,774
Total Deposits	807,574	746,821

FHLB Advances and Other Borrowings	117,468	105,394
Accrued Interest Payable and Other Liabilities	12,207	11,997
TOTAL LIABILITIES	937,249	864,212

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	---	---
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,007	10,643
Additional Paid-in Capital	68,058	63,784
Retained Earnings	10,415	9,391
Accumulated Other Comprehensive Loss	(1,613)	(1,563)
TOTAL SHAREHOLDERS’ EQUITY	87,867	82,255
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,025,116	$946,467
End of period shares issued and outstanding	11,006,904	10,643,514

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Interest and Fees on Loans	$12,382	$9,914
Interest on Federal Funds Sold and Other Short-term Investments	126	87
Interest and Dividends on Securities:
Taxable	1,742	1,430
Non-taxable	498	573
TOTAL INTEREST INCOME	14,748	12,004

INTEREST EXPENSE
Interest on Deposits	4,482	2,889
Interest on FHLB Advances and Other Borrowings	1,390	1,116
TOTAL INTEREST EXPENSE	5,872	4,005

NET INTEREST INCOME	8,876	7,999
Provision for Loan Losses	290	482
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,586	7,517

NON-INTEREST INCOME
Trust and Investment Product Fees	561	564
Service Charges on Deposit Accounts	865	823
Insurance Revenues	1,421	1,245
Other Operating Income	634	773
Gain on Sales of Loans and Related Assets	213	236
Gain / (Loss) on Sales of Securities	---	---
TOTAL NON-INTEREST INCOME	3,694	3,641

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,184	4,596
Occupancy Expense	696	599
Furniture and Equipment Expense	522	509
Data Processing Fees	405	326
Professional Fees	418	414
Advertising and Promotions	212	165
Supplies	141	124
Other Operating Expenses	1,125	1,205
TOTAL NON-INTEREST EXPENSE	8,703	7,938

Income before Income Taxes	3,577	3,220
Income Tax Expense	1,014	809
NET INCOME	$2,563	$2,411

COMPREHENSIVE INCOME	$2,513	$1,338

Earnings Per Share and Diluted Earnings Per Share	$0.23	$0.22
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,563	$2,411
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	36	179
Depreciation and Amortization	688	644
Amortization and Impairment of Mortgage Servicing Rights	110	(100)
Loans Originated for Sale	(16,034)	(14,371)
Proceeds from Sales of Loans Held-for-Sale	15,814	14,023
Loss on Investment in Limited Partnership	38	53
Provision for Loan Losses	290	482
Gain on Sale of Loans, Net	(226)	(202)
Loss / (Gain) on Securities, Net	---	---
Loss on Sale of Other Real Estate and Repossessed Assets	21	276
Gain on Disposition and Impairment of Premises and Equipment	(1)	(5)
FHLB Stock Dividends	---	(144)
Increase in Cash Surrender Value of Company Owned Life Insurance	(176)	(189)
Equity Based Compensation	35	---
Change in Assets and Liabilities:
Interest Receivable and Other Assets	439	1,941
Interest Payable and Other Liabilities	(708)	(1,447)

Net Cash from Operating Activities	2,889	3,551

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	12,400	11,974
Purchase of Securities Available-for-Sale	(19,670)	(20,986)
Proceeds from Maturities of Securities Held-to-Maturity	705	1,830
Purchase of Loans	(586)	(2,245)
Proceeds from Sales of Loans	3,453	5,689
Loans Made to Customers, Net of Payments Received	12,103	6,393
Proceeds from Sales of Other Real Estate	237	141
Property and Equipment Expenditures	(643)	(154)
Proceeds from the Sale of Property and Equipment	7	444
Acquire Banking Entities	(4,111)	---
Net Cash from Investing Activities	3,895	3,086

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	13,287	(28,942)
Change in Short-term Borrowings	(1,118)	(378)
Advances of Long-term Debt	6,500	1,500
Repayments of Long-term Debt	(1,118)	(106)
Issuance of Common Stock	2	21
Purchase / Retire Common Stock	---	(389)
Dividends Paid	(1,539)	(1,525)
Net Cash from Financing Activities	16,014	(29,819)

Net Change in Cash and Cash Equivalents	22,798	(23,182)
Cash and Cash Equivalents at Beginning of Year	32,931	47,666
Cash and Cash Equivalents at End of Period	$55,729	$24,484

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited, dollars in thousands except per share data)

Note 1 - Basis of Presentation

German American Bancorp operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp December 31, 2005 Annual Report on Form 10-K.

Note 2 - Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
Earnings per Share:	2006	2005
Net Income	$2,563	$2,411

Weighted Average Shares Outstanding	10,993,232	10,894,953
Earnings per Share:	$0.23	$0.22

Diluted Earnings per Share:
Net Income	$2,563	$2,411

Weighted Average Shares Outstanding	10,993,232	10,894,953
Potentially Dilutive Shares, Net	4,151	17,939
Diluted Weighted Average Shares Outstanding	10,997,383	10,912,892

Diluted Earnings per Share	$0.23	$0.22

Stock options for 360,191 and 264,938 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2006 and 2005, respectively because they were anti-dilutive.

Note 3 - Securities

The fair values of Securities Available-for-Sale are as follows:

	March 31,	December 31,
	2006	2005
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$20,114	$13,492
Obligations of State and Political Subdivisions	24,703	23,527
Asset-/Mortgage-backed Securities	130,357	125,844
Corporate Securities	250	500
Equity Securities	18,975	17,787
Total	$194,399	$181,150

As of March 31, 2006, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $2,076. As of December 31, 2005, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $2,008.

The total carrying values and fair values of Securities Held-to-Maturity are as follows:

	Carrying	Fair
March 31, 2006:	Value	Value
Obligations of State and Political Subdivisions	$7,981	$8,088

December 31, 2005:
Obligations of State and Political Subdivisions	$8,684	$8,811

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

The core banking segment is comprised of six community banks with 29 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue of the five affiliate community banks comprising the core-banking segment. Revenues for the mortgage-banking segment consist of net interest income from a residential real estate loan portfolio funded primarily by wholesale sources, gains on sales of loans and gains on sales of and capitalization of mortgage servicing rights (MSR), loan servicing income, title insurance commissions and loan closing fees. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products as agent under five distinctive insurance agency names from five offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three Months Ended March 31, 2006	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$9,081	$159	$13	$23	$(400)	$8,876
Gain on Sales of Loans and Related Assets	156	57	---	---	---	213
Net Gain / (Loss) on Securities	---	---	---	---	---	---
Servicing Income	---	242	---	---	(31)	211
Trust and Investment Product Fees	1	---	582	---	(22)	561
Insurance Revenues	23	21	3	1,396	(22)	1,421
Noncash Items:
Provision for Loan Losses	540	---	---	---	(250)	290
MSR Amortization & Valuation	---	110	---	---	---	110
Provision for Income Taxes	1,530	23	35	191	(765)	1,014
Segment Profit / (Loss)	3,540	35	52	325	(1,389)	2,563
Segment Assets	992,753	18,345	2,203	7,541	4,274	1,025,116

Three Months Ended March 31, 2005	Core Banking	Mortgage Banking	Trust and Investment Advisory Services	Insurance	Holding Company and Other	Consolidated Totals

Net Interest Income	$8,073	$33	$8	$3	$(118)	$7,999
Gain on Sales of Loans and Related Assets	172	64	---	---	---	236
Net Gain /(Loss) on Securities	---	---	---	---	---	---
Servicing Income	---	233	---	---	(35)	198
Trust and Investment Product Fees	2	---	584	---	(22)	564
Insurance Revenues	58	17	4	1,171	(5)	1,245
Noncash Items:
Provision for Loan Losses	562	(80)	---	---	---	482
MSR Amortization & Valuation	---	(100)	---	---	---	(100)
Provision for Income Taxes	1,320	67	28	95	(701)	809
Segment Profit / (Loss)	3,173	102	43	105	(1,012)	2,411
Segment Assets	883,742	26,565	2,159	7,394	(7,388)	912,472

Note 5 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of March 31, 2006, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the three months ended March 31, 2006.

Note 6 - Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock awards, and other equity incentive awards can be granted. At March 31, 2006, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options and other equity awards to officers, directors and other employees of the Company.

Options may be designated as “incentive stock options” under the Internal Revenue Code of 1986, or as nonqualified options. While the date after which options are first exercisable is determined by the Long-Term Incentive Award Committee (formerly known as the Stock Option Committee) of the Company or, in the case of options granted to directors, by the Board of Directors, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the Plans must be no less than the fair market value of the Common Stock on the date of the grant.

The Plans authorize an optionee to pay the exercise price of options in cash or in common shares of the Company or in some combination of cash and common shares. An optionee may tender already-owned common shares to the Company in exercise of an option. The Company typically issues authorized but unissued common shares upon the exercise of options.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method, therefore, prior period results have not been restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options and grants of restricted shares, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a single award. Under the modified prospective method, unvested awards, awards that are granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Stock Options

On December 29, 2005, the Long-Term Incentive Award Committee of the Company approved the accelerated vesting of all currently outstanding unvested stock options awarded to recipients under its 1999 Long Term Equity Incentive Plan effective December 29, 2005. The decision to accelerate the vesting was made primarily to reduce non-cash compensation expense that the Company would have recorded in its income statement in future periods upon the adoption of FAS 123R in January 2006. The Long-Term Incentive Award Committee believed it was in the best interest of the Company’s shareholders to accelerate the vesting of these Options to eliminate compensation expense in future periods. This future expense was estimated to be $143. As a result of the acceleration action, options to purchase up to 161,601 shares of common stock became exercisable immediately. Without the acceleration, the options would have vested on dates ranging from December 31, 2005 to August 29, 2010.

In conjunction with the acceleration of all vesting periods, the Long-Term Incentive Award Committee also took action to amend all outstanding options to eliminate any obligation to grant new options in replacement of shares tendered in payment of the exercise price of options, effective January 1, 2006. All other terms and conditions applicable to options, including the exercise prices and exercise periods, remain unchanged.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2006
	Number Of Options	Weighted Average Price Per Share
Outstanding at beginning of period	405,019	$16.37
Granted	---	---
Exercised	11,506	12.53
Forfeited	---	---
Expired	19,951	$16.74

Outstanding at end of period	373,562	$16.47

The following table details stock options outstanding (dollars in thousands, except per share data):

	March 31, 2006	December 31, 2005
Stock Options vested and currently exercisable:
Number of Options	373,562	405,019
Weighted average exercise price	$16.47	$16.37
Weighted average remaining life (in years)	5.21	5.04
Aggregate intrinsic value	$18	$22

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2006 was $5. The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2006 because all outstanding options were fully vested prior to 2006. There were no options granted or modified during the three month period ended March 31, 2006.

The fair value of each stock option granted will be estimated on the date of grant using the Black-Scholes based stock option valuation model.  This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. Expected volatility will be based on historical volatility of the Company’s stock, and other factors.  Expected dividends will be based on dividend trends and the market price of the Company’s stock price at the time of the grant.  The Company will use historical data to estimate option exercises and employee terminations within the valuation model.  The risk-free rate for periods within the contractual life of the option will be based on the U.S. Treasury yield curve in effect at the time of the grant. There were no grants during the three months ended March 31, 2006.

As of March 31, 2006, there was no unrecognized option expense as all outstanding options were fully vested prior to 2006.

Restricted Stock

Effective February 15, 2006, the Long-Term Incentive Award Committee awarded a new type of long-term incentive award under one of its existing plans. In prior years, awards of long-term incentives were granted in the form of incentive stock options. The Long-Term Incentive Award Committee effective February 15, 2006 determined that future awards of long-term incentives under the plan should generally be made in the form of restricted stock, granted in tandem with cash credit entitlements. The incentive awards will typically be in the form of 50% restricted stock grants and 50% cash credit entitlements. The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 15 of the year of grant, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

The expense recorded for the restricted stock grants totaled $35 during the three months ended March 31, 2006. Unrecognized expense associated with the restricted stock grants totaled $138 as of March 31, 2006.

The following table presents information on restricted stock grants outstanding for the period shown:

	Three Months Ended March 31, 2006
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	---	---
Granted	13,375	$12.94
Released	---	---
Forfeited	---	---
Outstanding at End of Period	13,375	$12.94

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this plan is determined annually and shall be in the range from 85% to 100% of the fair market value of such stock at either the beginning or end of the plan year. The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. Funding for the purchase of common stock is from employee and Company contributions. The plan was considered non-compensatory under APB No. 25, and as a result no compensation expense was recorded in periods prior to 2006 and Company contributions were a reduction to additional paid-in capital.

As a result of the adoption of FAS 123R on January 1, 2006, the Company was required to record compensation expense for plan participation from January 1, 2006 through the plan year end of August 16, 2006. As of the beginning of the plan year, participants were granted the option to purchase Company stock at 85% of the lesser of the market value at the beginning or end of the plan year. The fair value of options granted as a part of plan was estimated on the date of grant similarly to those stock options granted under the Company’s equity incentive plans utilizing a Black Scholes stock option valuation model. The inputs for expected volatility, expected dividends, and risk-free rate are the same as previously discussed. The fair value of options granted was also affected by the estimate of employee participation in the plan, which is based upon historical experience. The grant date fair value of options granted for the plan year ending August 16, 2006 was estimated to be $3.08. The expense recorded for the employee stock purchase plan totaled $19 during the three months ended March 31, 2006. Unrecognized compensation expense as of March 31, 2006 totaled $33 for the Employee Stock Purchase Plan.

The following table reflects the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested stock options in 2005 (dollars in thousands, except per share data):

Three Months Ended March 31, 2005

Net Income as Reported	$2,411
Compensation Expense Under Fair Value Method, Net of Tax	47
Pro forma Net Income	$2,364
Pro forma Earnings per Share and Diluted Earnings per Share	$0.22
Earnings per Share and Diluted Earnings per Share as Reported	$0.22

Note 7 - Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following table represents the components of net periodic benefit cost for the periods presented:

	Three Months Ended March 31,
		2006		2005
Service Cost	$	---	$	---
Interest Cost		12		12
Expected Return on Assets		(5)		(6)
Amortization of Transition Amount		---		---
Amortization of Prior Service Cost		---		(1)
Recognition of Net Loss		9		8
Net Periodic Benefit Cost		$16		$13

Loss on Settlements and Curtailments		None		None

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $61 to the pension plan during the fiscal year ending December 31, 2006. As of March 31, 2006, the Company had contributed $11 to the pension plan.

Note 8 - Business Combinations

On January 1, 2006, the Company consummated a merger with Stone City Bancshares, Inc. (“Stone City”). Stone City was merged with and into the Company, and Stone City’s sole banking subsidiary, Stone City Bank of Bedford, Indiana, will continue operations as an independent, state chartered banking institution operating two banking offices in Bedford, Indiana. Stone City’s assets and equity as of December 31, 2005 totaled $61.2 million and $5.4 million, respectively. Net loss totaled $332 for the year ended December 31, 2005. This net loss includes no provision for income taxes as Stone City had elected under Internal Revenue Service Code to be an S Corporation. As such, in lieu of corporate income taxes, the shareholders of Stone City were taxed on their proportionate share of the Company’s taxable loss.

Under the terms of the merger, the shareholders of Stone City received aggregate cash payments of approximately $6.4 million and 349,468 common shares of the Company valued at approximately $4.6 million, representing a total transaction value of approximately $11.0 million.

This merger was accounted for under the purchase method of accounting. The purchase resulted in approximately $5.7 million in goodwill and $1.3 million in core deposit intangible. The core deposit intangible is being amortized over 10 years. Goodwill will not be amortized but instead evaluated periodically for impairment. The Company is continuing to evaluate the purchase price allocation, with the allocation subject to refinement in subsequent periods.

This acquisition affords the Company the opportunity for an expansion of its geographic base to a growing market area immediately adjacent to its existing market area. The acquisition allowed the Company to expand its geographic footprint to the South Central Indiana markets of Bedford and Lawrence County providing the Company with an opportunity to market additional products and services to new customers and reduce operating costs through economies of scale.

Note 9 - Contingencies

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691 ($456 net of federal tax), including interest and penalties of approximately $100. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the three-month period ended March 31, 2006.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2006 and December 31, 2005 and the consolidated results of operations for the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2005 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2005 Annual Report on Form 10-K.

Effective January 1, 2006, the Company completed the acquisition of Stone City Bancshares, Inc. which was in an adjacent market to its primary market area and effective October 1, 2005, the Company completed the in-market acquisition of PCB Holding Company. In addition to these acquisitions, during 2005 the Company invested in minority interests in two de novo financial institutions in larger markets that are within a 150 mile radius of the Company’s primary market area. During the first quarter of 2006, the Company agreed to make a minority investment in a bank holding company that has been newly formed by new management to acquire a small bank with an expressed intent to establish offices in Terre Haute and Lafayette, Indiana, for a total maximum investment of approximately $1.5 million. This strategy of bank acquisitions and de novo investing has been undertaken to supplement organic growth within the Company’s primary markets. Management expects to continue to pursue similar strategic acquisition and investing opportunities should opportunities become available.

The Company’s level of net income increased 6% (5% on a per share basis) during the three months ended March 31, 2006 compared with the first quarter of 2005. Net interest income continues to be the most significant component of earnings. The Company’s net interest margin has continued to assist in earnings growth of the Company by increasing $877,000 or 11% during the first quarter of 2006 as compared with the same period in 2005. Partially mitigating this increase was an increase in non-interest expense of $765,000 or 10% in the quarter ended March 31, 2006 compared with the same quarter of 2005. The increases in both net interest income and non-interest expense were largely driven by the acquisitions completed October 1, 2005 and January 1, 2006.

The Company’s level of non-performing loans declined by approximately $891,000 during the first quarter of 2006, but remained at relatively high levels. Non-performing loans totaled $14.8 million at March 31, 2006 compared with $15.7 million as of year end 2005. The relatively high level of non-performing loans was primarily attributable to three specific credit facilities. One of these credits, which totaled approximately $4.2 million at March 31, 2006, has subsequently been resolved on terms consistent with management’s expectations. Management continues to closely and actively work with the borrowers that comprise the non-performing portfolio. For further discussion of non-performing loans refer to “FINANCIAL CONDITION - Non-Performing Assets.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for the Company presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these policies involves estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of securities available for sale, the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

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

As of March 31, 2006 the Company analyzed the sensitivity of its MSRs to changes in prepayment rates. In estimating the changes in prepayment rates, market interest rates were assumed to be increased and decreased by 1.0%. At March 31, 2006 the Company’s MSRs had a fair value of $3,901,000 using a weighted average prepayment rate of 11%. Assuming a 1.0% increase in market interest rates the estimated fair value of MSRs would be $4,328,000 with a weighted average prepayment rate of 9%. Assuming a 1.0% decline in market interest rates the estimated fair value of MSRs would be $2,780,000 with a weighted average prepayment rate of 22%.

Securities Available-for-Sale

Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available-for-sale are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of March 31, 2006, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $4,393,000.

Income Tax Expense

Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. As of December 31, 2005 the Company had a deferred tax asset of $2.4 million representing various tax credit carryforwards. Based on the long carryforward periods available, management has assessed it more likely than not that these credits will be realized and no valuation allowance has been established on this asset. At March 31, 2006, the Company also has a deferred tax asset representing unrealized capital losses on equity securities. Should these capital losses be realized, management believes the Company has the ability to generate sufficient capital gains to realize the tax benefit of the capital losses during the available carryforward period, including the use of tax planning strategies related to mortgage servicing rights, appreciated securities and appreciated FHLB stock. As a result, no valuation allowance has been established on this asset.

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the opinions of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the three-month period ended March 31, 2006.

RESULTS OF OPERATIONS

Net Income:

Net income increased $152,000 or 6% to $2,563,000 or $0.23 per share for the quarter ended March 31, 2006 compared to $2,411,000 or $0.22 per share for the first quarter of 2005. The increase in net income during the first quarter of 2006 compared with 2005 was attributable principally to an increase in net interest income of $877,000, a reduction in provision for loan losses of $192,000 partially mitigated by an increase of $765,000 in non-interest expense and an increase of $205,000 in income tax expense. The increases in net interest income and non-interest expenses were largely attributable to acquisitions of PCB Holding Company which was completed effective October 1, 2005 and Stone City Bancshares, Inc. which was completed effective January 1, 2006.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes German American Bancorp’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for the most recent quarter of 2006 and the comparable prior year period (dollars in thousands):

	Three Months Ended March 31,		Change from Prior Period
	2006	2005	Amount	Percent
Interest Income (T/E)	$15,031	$12,328	$2,703	21.9%
Interest Expense	5,872	4,005	1,867	46.6%
Net Interest Income (T/E)	$9,159	$8,323	$836	10.0%

Net interest income increased $877,000 or 11% (an increase of $836,000 or 10% on a tax-equivalent basis) for the quarter ended March 31, 2006 compared with the same quarter of 2005. The increase in net interest income was primarily attributable to an increased level of average earnings assets and an increased net interest margin in the quarter ended March 31, 2006 compared with 2005. The higher level of earning assets, attributable to an increase in the average level of loans outstanding, was primarily the result of the acquisitions completed effective October 1, 2005 and effective January 1, 2006. The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. For the first quarter of 2006, the net interest margin increased to 4.03% compared to 3.93% for the same period of 2005. The Company’s yield on earning assets totaled 6.62% compared with a cost of funds (expressed as a percentage of average earning assets) of 2.59% producing the net interest margin of 4.03% for the three months ended March 31, 2006. The Company’s yield on earning assets was 5.82% compared with a cost of funds of 1.89% netting to a net interest margin of 3.93% for the three months ended March 31, 2005.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $290,000 during the quarter ended March 31, 2006 compared with $482,000 in the first quarter of 2005. The decline was largely due to the stabilization of the Company’s level of non-performing loans. While the Company’s level of non-performing loans remains relatively high, the estimated losses associated with the previously identified non-performing loans was provided for in prior periods. For further discussion of non-performing loans refer to “FINANCIAL CONDITION - Non-Performing Assets.”

Net charge-offs totaled $318,000 or 0.18% of average loans outstanding during the three months ended March 31, 2006 compared with $316,000 or 0.20% of average loans outstanding during the same periods of 2005.

The provisions for loan losses made during the quarter ended March 31, 2006 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level and finally at the consolidated level.

Non-interest Income:

Non-interest income increased $53,000 or 1% for the quarter ended March 31, 2006 as compared to the same period of 2005. This increase was largely attributable to an increase in Insurance Revenues. Partially mitigating the increase was a lowered impairment recovery on mortgage servicing rights for the period ended March 31, 2006 as compared to March 31, 2005.

For the three month period ended March 31, 2006, Insurance Revenues increased $176,000 or 14%. This increase was attributable to increased annual contingency commission income of $144,000 in the quarter ended March 31, 2006 compared to the same period of 2005 from the Company’s property and casualty insurance agency.

Other Operating Income decreased $139,000 or 18% for the quarter ended March 31, 2006 as compared with the same period of the prior year. The decrease was predominately due to a lowered impairment recovery for mortgage servicing rights for the period ended March 31, 2006. The impairment recovery totaled $45,000 for the period ended March 31, 2006 as compared to an impairment recovery of $267,000 for the period ended March 31, 2005.

Non-interest Expense:

Non-interest Expense increased $765,000 or 10% during the quarter ended March 31, 2006 compared to the same period of 2005. The increase in non-interest expense was predominately due to an increase in Salaries and Employee Benefits Expense.

For the three months ended March 31, 2006, Salaries and Employee Benefits Expense increased $588,000 or 13% as compared to the same period of 2005. The increase in Salaries and Employee Benefits Expense was primarily due to an increase in salary expense, largely due to an increase in full-time equivalent employees attributable to the acquisitions completed effective October 1, 2005 and January 1, 2006. Also contributing to the increase in Salaries and Employee Benefits Expense to a lesser degree was the adoption of FAS 123R, “Share Based Payments”, as of January 1, 2006.

Occupancy Expense increased $97,000 or 16% for the three months ended March 31, 2006 as compared to the same period of 2005. Increased occupancy expenses were attributable to increased operating expenses of the aforementioned acquisitions.

The Company expects (subject to regulatory approvals and the approvals of the boards of directors of its subsidiary banks) to combine the charters of its subsidiary banks into a single bank charter in order to simplify its corporate structure and better serve its customers, while retaining local direction of affiliate bank operations under the existing distinctive bank trade names in each of the markets served by the Company. Completion of this proposal is expected by September 30, 2006. Management currently estimates that non-interest expenses associated with maintaining separate charters will be reduced commencing with the fourth quarter of 2006.

Income Taxes:

The Company’s effective income tax rate approximated 28.4% of pre-tax income during the three months ended March 31, 2006 and 25.1% during the three months ended March 31, 2005. The higher effective tax rate during the quarter ended March 31, 2006 compared with the same periods of 2005 was the result of higher levels of before tax net income combined with a lower level of tax-exempt investment income and a lower level of tax credits generated by investments in affordable housing projects. The effective tax rate in both 2006 and 2005 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2006, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the three-month period ended March 31, 2006.

FINANCIAL CONDITION

Total assets at March 31, 2006 increased $78.6 million to $1.025 billion compared with $946.5 million in total assets at December 31, 2005. Cash and Cash Equivalents increased $22.8 million to $55.7 million at March 31, 2006 compared with $32.9 million at year-end 2005. Securities available-for-sale and held-to-maturity increased $12.6 million to $202.4 million at March 31, 2006 compared with $189.8 million at year-end 2005. Loans, net of unearned income and allowance for loan losses, increased $30.9 million to $673.6 million at March 31, 2006 compared to $642.7 million at December 31, 2005.

Total Deposits at March 31, 2006 increased $60.8 million to $807.6 million compared with $746.8 in total deposits at December 31, 2005. Demand, savings, and money market accounts increased $15.3 million while time deposits increased $45.4 million. FHLB Advances and Other Borrowings increased $12.1 million to $117.5 million at March 31, 2006 compared with $105.4 million at December 31, 2005.

A significant contributor to the overall growth of the balance sheet, including the growth in total assets, net loans, and deposits, was the acquisition of Stone City Bancshares, Inc. during the first quarter of 2006.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Non-accrual Loans	$13,722	$14,763
Past Due Loans (90 days or more)	1,094	944
Restructured Loans	---	---
Total Non-performing Loans	14,816	15,707
Other Real Estate	1,126	506
Total Non-performing Assets	$15,942	$16,213

Allowance for Loan Loss to Non-performing Loans	65.61%	58.99%
Non-performing Loans to Total Loans	2.16%	2.41%

The Company’s level of overall non-performing assets declined by approximately $271,000 and non-performing loans declined by approximately $891,000 during the first quarter of 2006, but remained at relatively high levels. The relatively high level of non-performing loans was primarily attributable to three specific credit facilities that were placed on non-accrual status during 2005.

The first of these specific credits, which was extended to a borrower operating a retail grocery store chain, was a 10% interest (the Company’s balance as of March 31, 2006 was approximately $4.2 million) in a credit facility that was led by Harris, N.A., Chicago, Illinois. The borrower, which filed for Chapter 11 bankruptcy relief on May 4, 2005 filed a plan of reorganization with the bankruptcy court prior to the end of the first quarter of 2006 that was confirmed during April 2006. Under the plan as filed with the court, the Company was paid approximately 90% of the amount owed to it during April 2006, which was consistent with the projected payment that the Company had assumed for purposes of establishing a specific allocation of possible loss for this credit as part of the Company’s determination of its allowance for loan losses.

The second of these credits is a $1.2 million loan to a manufacturing entity which has ceased operations. During the latter part of the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction. The sale is expected to be completed during the second quarter of 2006. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction.

The third of these specific credits, which totals approximately $5.2 million, is extended to a borrower operating two hotel facilities. This credit is secured by a first priority lien on the hotel facilities. The borrower is currently operating the hotels and is actively attempting to negotiate the sale of the facilities.

The Company will continue to assess the internal classification of these credits and the level of specific allocation of the loan loss reserve attributable to these credits based upon the best information that is available from time to time, including the status of the sale of the manufacturing facility and of the hotel facilities.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. All of the Company’s affiliate banks with the exception of one were categorized as well-capitalized as of March 31, 2006. The one remaining affiliate bank was categorized as adequately-capitalized as of March 31, 2006.

At March 31, 2006, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions(FDICIA)	At March 31, 2006	At December 31, 2005

Leverage Ratio	4.00%	5.00%	7.69%	8.01%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	9.62%	10.01%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	10.94%	11.27%

As of March 31, 2006, shareholders’ equity increased by $5.6 million to $87.9 million compared with $82.3 million at year-end 2005. Shareholders’ equity represented 8.6% of total assets at March 31, 2006 compared with 8.7% at December 31, 2005.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $22.8 million during the three months ended March 31, 2006 ending at $55.7 million compared with $32.9 million at year-end 2005. The increase in cash and cash equivalents was due in large part to net cash inflows from financing activities of $16.0 million which included a $13.3 million increase in total deposits. Cash outflows from financing activities for the period ended March 31, 2006 included $1.5 million in dividends paid to shareholders. During the three months ended March 31, 2006, cash flows from operating activities provided $2.9 million of available cash, which included net income of $2.6 million. Cash inflows from investing activities totaled $3.9 million during the first quarter of 2006 due in large part to cash inflows from loan payments received from customers partially mitigated by the cash outflow for the acquisition of Stone City Bancshares, Inc. effective January 1, 2006 as well as net purchases of securities.

Parent Company Liquidity and Capital Resources:

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

Under the revolving line of credit established by the Amended Agreement and evidenced by the Revolving Note, the Company may borrow and re-borrow up to $15 million at any one time through September 20, 2006, at which time all amounts borrowed under the revolving line of credit will become due and payable. As of March 31, 2006, the Company had $4.5 million outstanding on its revolving line of credit.

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

The Amended Agreement includes usual and customary covenants and conditions, including a covenant that requires that the Company maintain the capital ratios of the Company and of its affiliate banks at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies. One of the Company’s affiliate banks was categorized as “adequately-capitalized” at March 31, 2006. This classification has been reported by the Company to its lender with agreement that corrective action will be taken.

In addition, the Company agreed in the Amended Agreement that it would maintain a consolidated ratio of (a) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (b) the sum of the Company's loans plus OREO, of not greater 3.75% until September 30, 2006, and of not greater than 3.25% at September 30, 2006, and at all times thereafter. At March 31, 2006, this ratio was 2.32%.

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

The discussions elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results or experiences to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the risk of unfavorable developments in the closing of the proposed sale of the manufacturing facility and in the proposed sales of certain hotel facilities (both as discussed above under “FINANCIAL CONDITION - Non-Performing Assets”); the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2005, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2006

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change

+2%	$131,118	0.76%	13.19%	40 b.p.
Base	130,124	---	12.79	---
-2%	123,047	(5.44)	11.83	(96) b.p.

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

Item 4. Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended March 31, 2006.

Period	Total Number Of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
1/1/06 - 1/31/06	---		---	---	272,789
2/1/06 - 2/28/06	10,959	(2)	$12.98	---	272,789
3/1/06 - 3/31/06	---		---	---	272,789
	10,959		$12.98	---

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2006 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended March 31, 2006.

(2) During February 2006, the 10,959 purchased shares were acquired by the Company from certain persons who held options (“optionees”) to acquire the Company’s common shares under its 1999 Long-Term Equity Incentive Plan (“Plan”) in connection with the exercises by such optionees of their options during February 2006. Under the terms of the Plan, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to the Company common shares that the optionee may already own, subject to certain conditions. The Company is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options. Shares acquired by the Company pursuant to option exercises under the Plan are not made pursuant to the repurchase program described by Note 1 and do not reduce the number of shares available for purchase under that program.

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP

Date: May 9, 2006	By:	/s/ Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Bradley M. Rust
Bradley M. Rust
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Executive Compensation Plans and Arrangements*	Exhibit No.	Description
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
Description of executive compensation determinations made during February 2006 (including the Executive Management Incentive Plan for 2006) is incorporated by reference from item 1.01 of the Registrant’s Current Report on Form 8-K filed February 17, 2006.

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