Form 10-Q
period 2006-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2006-08-08
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006

Or

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ___________________

Commission File Number 0-11244

German American Bancorp, Inc
(Exact name of registrant as specified in its charter)
Indiana	35-1547518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

711 Main Street, Jasper, Indiana 47546
(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code: (812) 482-1314

German American Bancorp
(Former Name, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, no par value	11,008,821

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

Consolidated Balance Sheets - June 30, 2006 and December 31, 2005

Consolidated Statements of Income and Comprehensive Income - Three and Six Months Ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements - June 30, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)
	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and Due from Banks	$26,149	$27,644
Federal Funds Sold and Other Short-term Investments	5,424	5,287
Cash and Cash Equivalents	31,573	32,931

Interest-bearing Time Deposits with Banks	200	---
Securities Available-for-Sale, at Fair Value	198,037	181,150
Securities Held-to-Maturity, at Cost (Fair value of $8,057 and $8,811 on June 30, 2006 and December 31, 2005, respectively)	7,981	8,684

Loans Held-for-Sale	2,261	1,901

Total Loans	707,407	653,074
Less: Unearned Income	(1,620)	(1,118)
Allowance for Loan Losses	(9,019)	(9,265)
Loans, Net	696,768	642,691

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,483	14,095
Premises, Furniture and Equipment, Net	23,124	20,233
Other Real Estate	987	506
Goodwill	9,372	3,813
Intangible Assets	3,338	2,388
Company Owned Life Insurance	21,197	19,067
Accrued Interest Receivable and Other Assets	15,219	19,008
TOTAL ASSETS	$1,024,540	$946,467

LIABILITIES
Non-interest-bearing Demand Deposits	$126,011	$130,383
Interest-bearing Demand, Savings, and Money Market Accounts	320,605	307,664
Time Deposits	358,157	308,774
Total Deposits	804,773	746,821

FHLB Advances and Other Borrowings	119,717	105,394
Accrued Interest Payable and Other Liabilities	11,322	11,997
TOTAL LIABILITIES	935,812	864,212

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	---	---
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,009	10,643
Additional Paid-in Capital	68,193	63,784
Retained Earnings	11,362	9,391
Accumulated Other Comprehensive Loss	(1,836)	(1,563)

TOTAL SHAREHOLDERS’ EQUITY	88,728	82,255
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,024,540	$946,467
End of period shares issued and outstanding	11,008,821	10,643,514

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)
	Three Months Ended
	June 30,
	2006	2005

INTEREST INCOME
Interest and Fees on Loans	$12,813	$10,074
Interest on Federal Funds Sold and Other Short-term Investments	136	52
Interest and Dividends on Securities:
Taxable	1,928	1,475
Non-taxable	500	571
TOTAL INTEREST INCOME	15,377	12,172

INTEREST EXPENSE
Interest on Deposits	5,068	3,082
Interest on FHLB Advances and Other Borrowings	1,411	1,115
TOTAL INTEREST EXPENSE	6,479	4,197

NET INTEREST INCOME	8,898	7,975
Provision for Loan Losses	54	691
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,844	7,284

NON-INTEREST INCOME
Trust and Investment Product Fees	565	508
Service Charges on Deposit Accounts	1,010	944
Insurance Revenues	1,109	1,221
Other Operating Income	590	655
Gain on Sales of Loans and Related Assets	454	229
Gain / (Loss) on Sales of Securities	---	---
TOTAL NON-INTEREST INCOME	3,728	3,557

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,367	4,531
Occupancy Expense	638	610
Furniture and Equipment Expense	564	506
Data Processing Fees	413	311
Professional Fees	464	497
Advertising and Promotions	199	156
Supplies	125	107
Other Operating Expenses	1,344	990
TOTAL NON-INTEREST EXPENSE	9,114	7,708

Income before Income Taxes	3,458	3,133
Income Tax Expense	970	725
NET INCOME	$2,488	$2,408

COMPREHENSIVE INCOME	$2,265	$2,948

Earnings Per Share and Diluted Earnings Per Share	$0.23	$0.22
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)
	Six Months Ended
	June 30,
	2006	2005

INTEREST INCOME
Interest and Fees on Loans	$25,195	$19,988
Interest on Federal Funds Sold and Other Short-term Investments	262	139
Interest and Dividends on Securities:
Taxable	3,670	2,905
Non-taxable	998	1,144
TOTAL INTEREST INCOME	30,125	24,176

INTEREST EXPENSE
Interest on Deposits	9,550	5,971
Interest on FHLB Advances and Other Borrowings	2,801	2,231
TOTAL INTEREST EXPENSE	12,351	8,202

NET INTEREST INCOME	17,774	15,974
Provision for Loan Losses	344	1,173
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,430	14,801

NON-INTEREST INCOME
Trust and Investment Product Fees	1,126	1,072
Service Charges on Deposit Accounts	1,875	1,767
Insurance Revenues	2,530	2,466
Other Operating Income	1,224	1,428
Gain on Sales of Loans and Related Assets	667	465
Gain / (Loss) on Sales of Securities	---	---
TOTAL NON-INTEREST INCOME	7,422	7,198

NON-INTEREST EXPENSE
Salaries and Employee Benefits	10,551	9,127
Occupancy Expense	1,334	1,209
Furniture and Equipment Expense	1,086	1,015
Data Processing Fees	818	637
Professional Fees	882	911
Advertising and Promotions	411	321
Supplies	266	231
Other Operating Expenses	2,469	2,195
TOTAL NON-INTEREST EXPENSE	17,817	15,646

Income before Income Taxes	7,035	6,353
Income Tax Expense	1,984	1,534
NET INCOME	$5,051	$4,819

COMPREHENSIVE INCOME	$4,778	$4,286

Earnings Per Share and Diluted Earnings Per Share	$0.46	$0.44
Dividends Per Share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)
	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,051	$4,819
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	3	334
Depreciation and Amortization	1,351	1,288
Amortization and Impairment of Mortgage Servicing Rights	271	207
Loans Originated for Sale	(30,809)	(31,853)
Proceeds from Sales of Loans Held-for-Sale	30,564	32,043
Loss on Investment in Limited Partnership	121	20
Provision for Loan Losses	344	1,173
Gain on Sale of Loans and Mortgage Servicing Rights, Net	(647)	(441)
Loss / (Gain) on Securities, Net	---	---
Gain on Sale of Other Real Estate and Repossessed Assets	(21)	(23)
Gain on Disposition and Impairment of Premises and Equipment	(1)	(311)
FHLB Stock Dividends	---	(287)
Increase in Cash Surrender Value of Company Owned Life Insurance	(352)	(374)
Equity Based Compensation	156	---
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,273	1,892
Interest Payable and Other Liabilities	(1,593)	(699)

Net Cash from Operating Activities	5,711	7,788

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	22,886	23,966
Purchase of Securities Available-for-Sale	(34,154)	(24,415)
Proceeds from Maturities of Securities Held-to-Maturity	707	3,195
Purchase of Loans	(9,601)	(6,369)
Proceeds from Sales of Loans	13,335	6,842
Loans Made to Customers, Net of Payments Received	(11,891)	3,122
Proceeds from Sales of Mortgage Servicing Rights	3,337	---
Proceeds from Sales of Other Real Estate	398	327
Property and Equipment Expenditures	(1,971)	(431)
Proceeds from the Sale of Property and Equipment	77	444
Acquire Banking Entities	(4,111)	---
Net Cash from Investing Activities	(20,988)	6,681

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	10,498	(40,785)
Change in Short-term Borrowings	4,101	17,703
Advances of Long-term Debt	6,500	11,000
Repayments of Long-term Debt	(4,118)	(20,106)
Issuance of Common Stock	18	36
Purchase / Retire Common Stock	---	(1,261)
Dividends Paid	(3,080)	(3,041)
Net Cash from Financing Activities	13,919	(36,454)

Net Change in Cash and Cash Equivalents	(1,358)	(21,985)
Cash and Cash Equivalents at Beginning of Year	32,931	47,666
Cash and Cash Equivalents at End of Period	$31,573	$25,681

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited, dollars in thousands except per share data)

Note 1 - Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2005 Annual Report on Form 10-K.

Note 2 - Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	June 30,
Earnings per Share:	2006	2005
Net Income	$2,488	$2,408

Weighted Average Shares Outstanding	10,993,898	10,832,135
Earnings per Share:	$0.23	$0.22

Diluted Earnings per Share:
Net Income	$2,488	$2,408

Weighted Average Shares Outstanding	10,993,898	10,832,135
Potentially Dilutive Shares, Net	6,435	4,643
Diluted Weighted Average Shares Outstanding	11,000,333	10,836,778

Diluted Earnings per Share	$0.23	$0.22

Stock options for 343,142 and 415,547 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended
	June 30,
Earnings per Share:	2006	2005
Net Income	$5,051	$4,819

Weighted Average Shares Outstanding	10,993,567	10,863,370
Earnings per Share:	$0.46	$0.44

Diluted Earnings per Share:
Net Income	$5,051	$4,819

Weighted Average Shares Outstanding	10,993,567	10,863,370
Potentially Dilutive Shares, Net	8,622	10,401
Diluted Weighted Average Shares Outstanding	11,002,189	10,873,771

Diluted Earnings per Share	$0.46	$0.44

Stock options for 356,142 and 381,298 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively because they were anti-dilutive.

Note 3 - Securities

The fair values of Securities Available-for-Sale are as follows:

	June 30,	December 31,
	2006	2005
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$22,485	$13,492
Obligations of State and Political Subdivisions	23,604	23,527
Asset-/Mortgage-backed Securities	131,610	125,844
Corporate Securities	---	500
Equity Securities	20,338	17,787
Total	$198,037	$181,150

As of June 30, 2006, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $2,442. As of December 31, 2005, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $2,008.

The total carrying values and fair values of Securities Held-to-Maturity are as follows:

	Carrying	Fair
June 30, 2006:	Value	Value
Obligations of State and Political Subdivisions	$7,981	$8,057

December 31, 2005:
Obligations of State and Political Subdivisions	$8,684	$8,811

Note 4 - Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):

	June 30,	December 31,
	2006	2005

Commercial and Industrial Loans	$357,461	$319,241
Residential Mortgage Loans	112,236	102,891
Consumer Loans	133,043	129,587
Agricultural Loans	104,667	101,355
Total Loans	$707,407	$653,074
Less: Unearned Income	(1,620)	(1,118)
Allowance for Loan Losses	(9,019)	(9,265)
Loans, Net	$696,768	$642,691

Note 5 - Allowance for Loan Losses

Total loans, as presented on the balance sheet, are comprised of the following classifications (dollars in thousands):

	June 30,	June 30,
	2006	2005

Balance at January 1	$9,265	$8,801
Allowance of Acquired Affiliate	484	---
Provision for Loan Losses	344	1,173
Recoveries of Prior Loan Losses	152	234
Loan Losses Charged to the Allowance	(1,226)	(707)
Balance at June 30	$9,019	$9,501

Note 6 - Segment Information

The Company’s operations include four primary segments: core banking, mortgage banking, trust and investment advisory services, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the affiliate banks’ local markets. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans; the sale of such loans in the secondary market; the servicing of mortgage loans for investors; and the operation of a title insurance company. During the second quarter of 2006, the Company sold its mortgage loan servicing rights portfolio and commenced selling all secondary market residential mortgage loans on a servicing released basis. The trust and investment advisory services segment involves providing trust, investment advisory, and brokerage services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

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

The following segment financial information has been derived from the internal financial statements of German American Bancorp, Inc., which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the four segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the Holding Company and Other column below, along with amounts to eliminate transactions between segments.

Three Months Ended			Trust and		Holding
June 30, 2006			Investment		Company
	Core	Mortgage	Advisory		and	Consolidated
	Banking	Banking	Services	Insurance	Other	Totals
Net Interest Income	$9,068	$158	$15	$27	$(370)	$8,898
Gain on Sales of Loans and
Related Assets	172	282	---	---	---	454
Net Gain / (Loss) on Securities	---	---	---	---	---	---
Servicing Income	---	231	---	---	(29)	202
Trust and Investment Product Fees	1	---	586	---	(22)	565
Insurance Revenues	26	29	3	1,072	(21)	1,109
Noncash Items:
Provision for Loan Losses	286	(25)	---	---	(207)	54
MSR Amortization & Valuation	---	161	---	---	---	161
Provision for Income Taxes	1,668	87	33	73	(891)	970
Segment Profit / (Loss)	3,592	132	48	126	(1,410)	2,488
Segment Assets	999,960	11,862	2,154	7,362	3,202	1,024,540

Three Months Ended			Trust and		Holding
June 30, 2005			Investment		Company
	Core	Mortgage	Advisory		and	Consolidated
	Banking	Banking	Services	Insurance	Other	Totals
Net Interest Income	$7,913	$186	$9	$8	$(141)	$7,975
Gain on Sales of Loans and
Related Assets	157	72	---	---	---	229
Net Gain / (Loss) on Securities	---	---	---	---	---	---
Servicing Income	---	234	---	---	(35)	199
Trust and Investment Product Fees	1	---	527	---	(20)	508
Insurance Revenues	25	21	3	1,197	(25)	1,221
Noncash Items:
Provision for Loan Losses	691	---	---	---	---	691
MSR Amortization & Valuation	---	307	---	---	---	307
Provision for Income Taxes	1,360	(46)	17	99	(705)	725
Segment Profit / (Loss)	3,272	(70)	24	183	(1,001)	2,408
Segment Assets	881,358	20,625	2,160	7,588	(2,504)	909,227

Six Months Ended			Trust and		Holding
June 30, 2006			Investment		Company
	Core	Mortgage	Advisory		and	Consolidated
	Banking	Banking	Services	Insurance	Other	Totals
Net Interest Income	$18,149	$317	$28	$50	$(770)	$17,774
Gain on Sales of Loans and
Related Assets	328	339	---	---	---	667
Net Gain / (Loss) on Securities	---	---	---	---	---	---
Servicing Income	---	473	---	---	(60)	413
Trust and Investment Product Fees	2	---	1,168	---	(44)	1,126
Insurance Revenues	49	50	6	2,468	(43)	2,530
Noncash Items:
Provision for Loan Losses	826	(25)	---	---	(457)	344
MSR Amortization & Valuation	---	271	---	---	---	271
Provision for Income Taxes	3,198	110	68	264	(1,656)	1,984
Segment Profit / (Loss)	7,132	167	100	451	(2,799)	5,051
Segment Assets	999,960	11,862	2,154	7,362	3,202	1,024,540

Six Months Ended			Trust and		Holding
June 30, 2005			Investment		Company
	Core	Mortgage	Advisory		and	Consolidated
	Banking	Banking	Services	Insurance	Other	Totals
Net Interest Income	$15,986	$219	$17	$11	$(259)	$15,974
Gain on Sales of Loans and
Related Assets	329	136	---	---	---	465
Net Gain / (Loss) on Securities	---	---	---	---	---	---
Servicing Income	---	467	---	---	(70)	397
Trust and Investment Product Fees	3	---	1,111	---	(42)	1,072
Insurance Revenues	83	38	7	2,368	(30)	2,466
Noncash Items:
Provision for Loan Losses	1,253	(80)	---	---	---	1,173
MSR Amortization & Valuation	---	207	---	---	---	207
Provision for Income Taxes	2,680	21	45	194	(1,406)	1,534
Segment Profit / (Loss)	6,445	32	67	288	(2,013)	4,819
Segment Assets	881,358	20,625	2,160	7,588	(2,504)	909,227

Note 7 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of June 30, 2006, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the six months ended June 30, 2006.

Note 8 - Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock awards, and other equity incentive awards can be granted. At June 30, 2006, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options and other equity awards to officers, directors and other employees of the Company.

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

The following table summarizes stock option activity:
	Six Months Ended
	June 30, 2006
		Weighted
		Average
	Number	Price
	Of Options	Per Share
Outstanding at beginning of period	405,019	$16.37
Granted	11,000	13.25
Exercised	12,663	12.58
Forfeited	---	---
Expired	21,109	$16.53

Outstanding at end of period	382,247	$16.40

The following table details stock options outstanding (dollars in thousands, except per share data):
	June 30, 2006	December 31, 2005

Stock Options vested and currently exercisable:
Number of Options	382,247	405,019
Weighted average exercise price	$16.40	$16.37
Weighted average remaining life (in years)	5.13	5.04
Aggregate intrinsic value	$6	$22

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date. The intrinsic value of options exercised during the second quarter of 2006 was less than $1 and was approximately $5 for the six months ended June 30, 2006.

The Company recorded $19 in stock compensation expense, net of an income tax benefit of $10, during the three months and six months ended June 30, 2006 related to the granting of 11,000 options granted in the second quarter of 2006. To calculate the fair value of this option grant, the following assumptions were used as of the grant date: risk free interest rate 5.11%; expected option life 10.0 years, expected stock price volatility of 22.4%, and dividend yield of 4.20%. The resulting weighted average fair value of the options granted in the second quarter of 2006 was $2.68 for each option granted. The Company recorded no other stock compensation expense applicable to options during the three and six months ended June 30, 2006 because all outstanding options as of January 1, 2006 were fully vested prior to 2006.

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

FAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting because all grants made during the second quarter of 2006 were immediately vested. Estimated forfeitures will continue to be reassessed in future periods and may change based on new facts and circumstances.

As of June 30, 2006, there was no unrecognized option expense as all outstanding options were fully vested.

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

The expense recorded for the restricted stock grants totaled $32, net of an income tax benefit of $21, and $53, net of an income tax benefit of $35, during the three and six months ended June 30, 2006. Unrecognized expense associated with the restricted stock grants totaled $95 as of June 30, 2006.

The following table presents information on restricted stock grants outstanding for the period shown:

Six Months Ended
June 30, 2006

Weighted
	Restricted	Average Market
	Shares	Price at Grant

Outstanding at Beginning of Period	---	---
Granted	14,135	$12.97
Released	---	---
Forfeited	---	---
Outstanding at End of Period	14,135	$12.97

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

As a result of the adoption of FAS 123R on January 1, 2006, the Company was required to record compensation expense for plan participation from January 1, 2006 through the plan year end of August 16, 2006. As of the beginning of the plan year, participants were granted the option to purchase Company stock at 85% of the lesser of the market value at the beginning or end of the plan year. The fair value of options granted as a part of plan was estimated on the date of grant similarly to those stock options granted under the Company’s equity incentive plans utilizing a Black Scholes stock option valuation model. The inputs for expected volatility, expected dividends, and risk-free rate are the same as previously discussed. The fair value of options granted was also affected by the estimate of employee participation in the plan, which is based upon historical experience. The grant date fair value of options granted for the plan year ending August 16, 2006 was estimated to be $3.08. The expense recorded for the employee stock purchase plan totaled $20 and $39 during the three and six months ended June 30, 2006. Unrecognized compensation expense as of June 30, 2006 totaled $13 for the Employee Stock Purchase Plan.

The following table reflects the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested stock options in 2005 (dollars in thousands, except per share data):

Three Months Ended
June 30, 2005

Net Income as Reported	$2,408
Compensation Expense Under Fair Value Method, Net of Tax	58
Pro forma Net Income	$2,350
Pro forma Earnings per Share and Diluted Earnings per Share	$0.22
Earnings per Share and Diluted Earnings per Share as Reported	$0.22

Six Months Ended
June 30, 2005

Net Income as Reported	$4,819
Compensation Expense Under Fair Value Method, Net of Tax	105
Pro forma Net Income	$4,714
Pro forma Earnings per Share and Diluted Earnings per Share	$0.43
Earnings per Share and Diluted Earnings per Share as Reported	$0.44

Note 9 - Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended
	June 30,
	2006		2005
Service Cost	$	---	$	---
Interest Cost		13		13
Expected Return on Assets		(6)		(6)
Amortization of Transition Amount		(1)		(1)
Amortization of Prior Service Cost		(1)		(1)
Recognition of Net Loss		10		8
Net Periodic Benefit Cost		$15		$13

Loss on Settlements and Curtailments		None		None

	Six Months Ended
	June 30,
	2006		2005
Service Cost	$	---	$	---
Interest Cost		25		25
Expected Return on Assets		(11)		(12)
Amortization of Transition Amount		(1)		(1)
Amortization of Prior Service Cost		(1)		(2)
Recognition of Net Loss		19		16
Net Periodic Benefit Cost		$31		$26

Loss on Settlements and Curtailments		None		None

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $61 to the pension plan during the fiscal year ending December 31, 2006. As of June 30, 2006, the Company had contributed $43 to the pension plan.

Note 10 - Business Combinations

On January 1, 2006, the Company consummated a merger with Stone City Bancshares, Inc. (“Stone City”). Stone City was merged with and into the Company, and Stone City’s sole banking subsidiary, Stone City Bank of Bedford, Indiana, a state chartered banking institution operating two banking offices in Bedford, Indiana, became a subsidiary of the Company. Stone City’s assets and equity as of December 31, 2005 totaled $61.2 million and $5.4 million, respectively. Net loss totaled $332 for the year ended December 31, 2005. This net loss includes no provision for income taxes as Stone City had elected under Internal Revenue Service Code to be an S Corporation. As such, in lieu of corporate income taxes, the shareholders of Stone City were taxed on their proportionate share of the Company’s taxable loss.

Under the terms of the merger, the shareholders of Stone City received aggregate cash payments of approximately $6.4 million and 349,468 common shares of the Company valued at approximately $4.6 million, representing a total transaction value of approximately $11.0 million.

This merger was accounted for under the purchase method of accounting. The purchase resulted in approximately $5.6 million in goodwill and $1.3 million in core deposit intangible. The core deposit intangible is being amortized over 10 years. Goodwill will not be amortized but instead evaluated periodically for impairment. The Company is continuing to evaluate the purchase price allocation, with the allocation subject to refinement in subsequent periods.

Factors contributing to the purchase price include that this acquisition affords the Company the opportunity for an expansion of its geographic base to a growing market area immediately adjacent to its existing market area. The acquisition allowed the Company to expand its geographic footprint to the South Central Indiana markets of Bedford and Lawrence County providing the Company with an opportunity to market additional products and services to new customers and reduce operating costs through economies of scale.

Note 11 - Contingencies

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691 ($456 net of federal tax), including interest and penalties of approximately $100. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the six-month period ended June 30, 2006.

Note 12 - New Accounting Pronouncements

FASB Interpretation No. 48 - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"(FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. We are in the process of evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company operates six affiliated community banks with 29 retail banking offices in the nine contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Perry, Pike, and Spencer. The Company also operates a trust, brokerage and financial planning subsidiary which operates from the offices of the bank subsidiaries, and two insurance agencies with five agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2006 and December 31, 2005 and the consolidated results of operations for the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2005 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2005 Annual Report on Form 10-K.

Effective January 1, 2006, the Company completed the acquisition of Stone City Bancshares, Inc. which was in an adjacent market to its primary market area and effective October 1, 2005, the Company completed the in-market acquisition of PCB Holding Company. In addition to these acquisitions, during 2005 the Company invested in minority interests in two de novo financial institutions in larger markets that are within a 150 mile radius of the Company’s primary market area. During the second quarter of 2006, the Company invested approximately $936,000 in a minority investment in a bank holding company that was newly formed by new management to acquire a small bank with an expressed intent to establish offices in Terre Haute and Lafayette, Indiana. This strategy of bank acquisitions and de novo investing has been undertaken to supplement organic growth within the Company’s primary markets. Management expects to continue to pursue similar strategic acquisition and investing opportunities should opportunities become available.

The Company’s level of net income increased 3% and 5% during the three and six months ended June 30, 2006 compared with the same periods of 2005. Net interest income continues to be the most significant component of earnings. The Company’s net interest margin has continued to assist in earnings growth of the Company by increasing $923,000 or 12% during the second quarter of 2006 as compared with the same period in 2005 and $1,800,000 or 11% for the six months ended June 30, 2006 compared with 2005. Partially mitigating this increase was an increase in non-interest expense of $1,406,000 or 18% in the quarter ended June 30, 2006 compared with the same quarter of 2005 and $2,171,000 or 14% for the six months ended June 30, 2006 compared with 2005. The increases in both net interest income and non-interest expense were largely driven by the banking acquisitions completed October 1, 2005 and January 1, 2006.

The Company’s level of net income has also been positively impacted by the reduction of specific loan loss allocations as a result of a decline in its overall level of non-performing loans. Provision for loan losses declined by $637,000 or 92% and $829,000 or 71% during the quarter and six months ended June 30, 2006 compared with the same periods of 2005. The Company’s level of non-performing loans declined by approximately $4.0 million during the first half of 2006. Non-performing loans totaled $11.7 million at June 30, 2006 compared with $15.7 million as of year end 2005. Management continues to closely and actively work with the borrowers that comprise the non-performing portfolio. For further discussion of provision for loan losses refer to “RESULTS OF OPERATIONS - Provision for Loan Losses” and further discussion of non-performing loans refer to “FINANCIAL CONDITION - Non-Performing Assets.”

The Company expects (subject to regulatory approvals) to combine the charters of its subsidiary banks into a single bank charter in order to simplify its corporate structure and better serve its customers, while retaining local direction of affiliate bank operations under the existing distinctive bank trade names in each of the markets served by the Company. Completion of this proposal is expected by September 30, 2006. Management currently estimates that non-interest expenses associated with maintaining separate charters will be reduced commencing with the fourth quarter of 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for the Company presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these policies involves estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale, the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

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

Securities Available-for-Sale

Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available-for-sale are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of June 30, 2006, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $4,802,000.

Income Tax Expense

Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. As of December 31, 2005 the Company had a deferred tax asset of $2.4 million representing various tax credit carryforwards. Based on the long carryforward periods available, management has assessed it more likely than not that these credits will be realized and no valuation allowance has been established on this asset. At June 30, 2006, the Company also has a deferred tax asset representing unrealized capital losses on equity securities. Should these capital losses be realized, management believes the Company has the ability to generate sufficient capital gains to realize the tax benefit of the capital losses during the available carryforward period, including the use of various tax planning strategies. As a result, no valuation allowance has been established on this asset.

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the opinions of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the six-month period ended June 30, 2006.

FASB Interpretation No. 48 - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. We are in the process of evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

RESULTS OF OPERATIONS

Net Income:

Net income increased $80,000 or 3% to $2,488,000 or $0.23 per share for the quarter ended June 30, 2006 compared to $2,408,000 or $0.22 per share for the second quarter of 2005. The increase in net income during the second quarter of 2006 compared with 2005 was attributable principally to an increase in net interest income of $923,000, a reduction in provision for loan losses of $637,000 partially mitigated by an increase of $1,406,000 in non-interest expense and an increase of $245,000 in income tax expense. The increases in net interest income and non-interest expenses were largely attributable to acquisitions of PCB Holding Company which was completed effective October 1, 2005 and Stone City Bancshares, Inc. which was completed effective January 1, 2006.

Net income increased $232,000 or 5% to $5,051,000 or $0.46 per share for the six months ended June 30, 2006 compared to $4,819,000 or $0.44 per share for the six months ended June 30, 2005. The increase in net income during the first half of 2006 compared with 2005 was attributable principally to an increase in net interest income of $1,800,000, a reduction in provision for loan losses of $829,000 partially mitigated by an increase of $2,171,000 in non-interest expense and an increase of $450,000 in income tax expense. The increases in net interest income and non-interest expenses were largely attributable to acquisitions of PCB Holding Company and Stone City Bancshares., Inc.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months		Change from
	Ended June 30,		Prior Period
	2006	2005	Amount	Percent
Interest Income (T/E)	$15,666	$12,495	$3,171	25.4%
Interest Expense	6,479	4,197	2,282	54.4%
Net Interest Income (T/E)	$9,187	$8,298	$889	10.7%

Net interest income increased $923,000 or 12% (an increase of $889,000 or 11% on a tax-equivalent basis) for the quarter ended June 30, 2006 compared with the same quarter of 2005. The increase in net interest income was primarily attributable to an increased level of average earnings assets and an increased net interest margin in the quarter ended June 30, 2006 compared with 2005. The higher level of earning assets, attributable to an increase in the average level of loans outstanding, was primarily the result of the acquisitions completed effective October 1, 2005 and effective January 1, 2006. The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 2006, the net interest margin increased to 3.99% compared to 3.93% for the same period of 2005. The Company’s yield on earning assets totaled 6.80% compared with a cost of funds (expressed as a percentage of average earning assets) of 2.81% producing the net interest margin of 3.99% for the three months ended June 30, 2006. The Company’s yield on earning assets was 5.91% compared with a cost of funds of 1.98% netting to a net interest margin of 3.93% for the three months ended June 30, 2005.

	Six Months		Change from
	Ended June 30,		Prior Period
	2006	2005	Amount	Percent
Interest Income (T/E)	$30,697	$24,823	$5,874	23.7%
Interest Expense	12,351	8,202	4,149	50.6%
Net Interest Income (T/E)	$18,346	$16,621	$1,725	10.4%

Net interest income increased $1,800,000 or 11% (an increase of $1,725,000 or 10% on a tax-equivalent basis) for the six months ended June 30, 2006 compared with the same period of 2005. The increase in net interest income was primarily attributable to an increased level of average earnings assets and an increased net interest margin in the six months ended June 30, 2006 compared with 2005. The higher level of earning assets, attributable to an increase in the average level of loans outstanding, was primarily the result of the previously discussed acquisitions completed effective October 1, 2005 and effective January 1, 2006. For the first half of 2006, the net interest margin increased to 4.01% compared to 3.93% for the same period of 2005. The Company’s yield on earning assets totaled 6.71% compared with a cost of funds (expressed as a percentage of average earning assets) of 2.70% producing the net interest margin of 4.01% for the six months ended June 30, 2006. The Company’s yield on earning assets was 5.87% compared with a cost of funds of 1.94% netting to a net interest margin of 3.93% for the six months ended June 30, 2005.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $54,000 during the quarter ended June 30, 2006 compared with $691,000 in the second quarter of 2005. Provisions for loan losses totaled $344,000 for the six months ended June 30, 2006 compared with $1,173,000 for the six months ended June 30, 2005.

The Company’s provision for loan losses declined during 2006 in conjunction with a decline in the Company’s level of non-performing loans. In particular the Company reduced specific allocations on one large non-performing credit that was paid off during the second quarter of 2006. The Company recognized a charge-off approximately $393,000 on this individual credit facility, however the specific allocation as of year end 2005 was for considerably more than the level of charge-off. In addition to this reduction of specific allocation, the estimated losses associated with the previously identified non-performing loans (primarily placed on non-accrual status during the first half of 2005) was provided for in prior periods and to a significant degree during the first half of 2005. For further discussion of non-performing loans refer to “FINANCIAL CONDITION - Non-Performing Assets.”

Net charge-offs totaled $757,000 or 0.44% of average loans outstanding during the three months ended June 30, 2006 compared with $157,000 or 0.10% of average loans outstanding during the same period of 2005. Net charge-offs totaled $1,074,000 or 0.31% of average loans outstanding during the six months ended June 30, 2006 compared with $473,000 or 0.15% of average loans outstanding during the first half of 2005.

The provisions for loan losses made during the quarter ended June 30, 2006 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s allowance for loan losses and subsequent provisions for loan losses are typically analyzed at the individual affiliate bank level, the segment level and finally at the consolidated level.

Non-interest Income:

Non-interest income increased $171,000 or 5% and $224,000 or 3% for the three and six month periods ended June 30, 2006 as compared to the same periods of 2005. The increases in both the three and six months ended June 30, 2006 was primarily attributable to the sale of the Company’s mortgage loan servicing rights portfolio during the second quarter of 2006.

Net Gains on Sales of Loans and Related Assets increased $225,000 or 98% and $202,000 or 43% during the three and six months ended June 30, 2006 compared with the same periods during 2005 due to the sale of the Company’s mortgage servicing rights portfolio. During the quarter ended June 30, 2006, the Company sold its mortgage servicing rights relating to approximately $344.5 million of mortgage loans serviced for others for a total sales price of $3.6 million. The sale of the servicing rights and the transfer of the loan servicing was completed during the second quarter of 2006 and resulted in a net gain of $219,000.

Other Operating Income decreased by $65,000 or 10% and $204,000 or 14% for the quarter ended and six months ended June 30, 2006 as compared with the same periods of the prior year. The decrease in 2006 was predominately due to a gain on the sale of a former branch facility of approximately $306,000 that was recorded during the second quarter of 2005.

Non-interest Expense:

Non-interest Expense increased $1,406,000 or 18% and $2,171,000 or 14% during the quarter ended and six months ended June 30, 2006 compared to the same periods of 2005. The increase in non-interest expense was predominately due to an increase in Salaries and Employee Benefits Expense and Other Operating Expenses.

For the three and six months ended June 30, 2006, Salaries and Employee Benefits Expense increased $836,000 or 18% and $1,424,000 or 16% as compared to the same periods of 2005. The increase in Salaries and Employee Benefits Expense was primarily due to an increase in full-time equivalent employees attributable to the acquisitions completed effective October 1, 2005 and January 1, 2006. Also contributing to the increase in Salaries and Employee Benefits Expense to a lesser degree was the adoption of FAS 123R, “Share Based Payments”, as of January 1, 2006.

Other Operating Expenses increased by $354,000 or 36% and $274,000 or 12% during the three and six months ended June 30, 2006 compared with the three and six months ended June 30, 2005. This increase was principally driven by an increased level of collection costs and increased levels of intangible amortization. The increased collection costs were associated with the payoff of the $4.2 million non-performing loan that was discussed in the “Provision for Loan Losses” section of this report. The increased amortization of intangible assets was the result of the amortization of core deposit intangibles that were recorded as part of the acquisitions completed effective October 1, 2005 and January 1, 2006.

Income Taxes:

The Company’s effective income tax rate approximated 28.1% and 28.2% of pre-tax income during the three and six months ended June 30, 2006 compared with 23.1% and 24.1% during the same periods of 2005. The higher effective tax rate during the three and six month periods ended June 30, 2006 compared with the same periods of 2005 was the result of higher levels of before tax net income combined with a lower level of tax-exempt investment income and a lower level of tax credits generated by investments in affordable housing projects. The effective tax rate in both 2006 and 2005 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the second quarter of 2005, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the six-month period ended June 30, 2006.

FINANCIAL CONDITION

Total assets at June 30, 2006 increased $78.1 million to $1.025 billion compared with $946.5 million in total assets at December 31, 2005. Securities available-for-sale and held-to-maturity increased $16.2 million to $206.0 million at June 30, 2006 compared with $189.8 million at year-end 2005. Loans, net of unearned income and allowance for loan losses, increased $54.1 million to $696.8 million at June 30, 2006 compared to $642.7 million at December 31, 2005. The Company’s experienced growth in all segments of its loan portfolio during the six months ended June 30, 2005. Commercial and industrial loans increased $38.2 million or 12%, agricultural based loans increased $3.3 million or 3%, consumer loans increased $3.5 million or 3% and residential mortgage loans increased $9.3million or 9% during the first half of 2006.

Total Deposits at June 30, 2006 increased $58.0 million to $804.8 million compared with $746.8 in total deposits at December 31, 2005. Demand, savings, and money market accounts increased $8.6 million while time deposits increased $49.4 million. FHLB Advances and Other Borrowings increased $14.3 million to $119.7 million at June 30, 2006 compared with $105.4 million at December 31, 2005.

A significant contributor to the overall growth of the balance sheet, including the growth in total assets, net loans, and deposits, was the acquisition of Stone City Bancshares, Inc. during the first quarter of 2006.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005
Non-accrual Loans	$9,853	$14,763
Past Due Loans (90 days or more)	1,885	944
Restructured Loans	---	---
Total Non-performing Loans	11,738	15,707
Other Real Estate	987	506
Total Non-performing Assets	$12,725	$16,213

Allowance for Loan Loss to Non-performing Loans	76.84%	58.99%
Non-performing Loans to Total Loans	1.66%	2.41%

The Company’s level of overall non-performing assets declined by approximately $3.5 million and non-performing loans declined by approximately $4.0 million during the first half of 2006. The decline in the level of non-accrual loans, was the payoff of an approximately $4.2 million credit facility, which was extended to a borrower operating a retail grocery store chain. This loan was a 10% interest in a credit facility that was led by Harris, N.A., Chicago, Illinois. The borrower, which filed for Chapter 11 bankruptcy relief on May 4, 2005 filed a plan of reorganization with the bankruptcy court prior to the end of the second quarter of 2006 that was confirmed during April 2006. Under the plan as filed with the court, the Company was paid approximately 90% of the amount owed to it during April 2006.

The level of non-performing loans remains at higher than historic levels, but is largely attributable to two specific credit facilities that were placed on non-accrual status during 2005. The first of these credits is a $1.2 million loan to a manufacturing entity which has ceased operations. During the latter part of the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction. The sale is expected to be completed late in the third quarter or early in the fourth quarter of 2006. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction.

The second of these specific credits, which totals approximately $5.2 million, was extended to a borrower operating two hotel facilities. This credit is secured by a first priority lien on the hotel facilities. Action has been initiated to place the properties under control of an independent management company and negotiations are continuing for the sale of the hotel facilities to a party unrelated to the borrower.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. All of the Company’s affiliate banks were categorized as well-capitalized as of June 30, 2006.

At June 30, 2006, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

		To be Well
		Capitalized
		Under Prompt
	Minimum for	Corrective
	Capital	Action	At	At
	Adequacy	Provisions	June 30,	December 31,
	Purposes	(FDICIA)	2006	2005

Leverage Ratio	4.00%	5.00%	7.76%	8.01%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	9.61%	10.01%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	10.84%	11.27%

As of June 30, 2006, shareholders’ equity increased by $6.4 million to $88.7 million compared with $82.3 million at year-end 2005. Shareholders’ equity represented 8.7% of total assets at June 30, 2006 and December 31, 2005.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $1.4 million during the six months ended June 30, 2006 ending at $31.6 million compared with $32.9 million at year-end 2005. The decrease in cash and cash equivalents was due in large part to net cash outflows from investing activities partially mitigated by net cash inflows of financing activities and operating activities. Cash outflows from investing activities totaled $21 million during the six months ended June 30, 2006 due primarily to cash outflows of loans made to customers, net purchases of securities, as well as the acquisition of Stone City Bancshares, Inc. effective January 1, 2006. The cash outflows in the investing activities were partially mitigated by the proceeds from the sale of the Company’s mortgage servicing rights portfolio as well as the net proceeds from the sales of loans. Cash inflows from financing activities for the period ended June 30, 2006 totaled $14.0 million which included an increase in deposits partially offset by $3.1 million in dividends paid to shareholders. During the six months ended June 30, 2006, cash flows from operating activities provided $5.7 million of available cash, which included net income of $5.1 million.

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

Under the revolving line of credit established by the Amended Agreement and evidenced by the Revolving Note, the Company may borrow and re-borrow up to $15 million at any one time through September 20, 2006, at which time all amounts borrowed under the revolving line of credit will become due and payable. As of June 30, 2006, the Company did not have any outstanding credit on its revolving line.

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

The Amended Agreement includes usual and customary covenants and conditions, including a covenant that requires that the Company maintain the capital ratios of the Company and of its affiliate banks at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies. In addition, the Company agreed in the Amended Agreement that it would maintain a consolidated ratio of (a) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (b) the sum of the Company's loans plus OREO, of not greater 3.75% until September 30, 2006, and of not greater than 3.25% at September 30, 2006, and at all times thereafter. At June 30, 2006, this ratio was 1.80%.

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

Interest Rate Sensitivity as of June 30, 2006

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
In rates	$ Amount	% Change	NPV Ratio	Change

+2%	$122,997	(4.81)%	12.36%	(27) b.p.
Base	129,215	---	12.63	---
-2%	128,588	(0.49)%	12.27	(36) b.p.

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

Item 4. Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the six months ended June 30, 2006.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs(1)
4/1/06 - 4/30/06	---	---	---	272,789
5/1/06 - 5/31/06	---	---	---	272,789
6/1/06 - 6/30/06	---	---	---	272,789
	---	---	---

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2006 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended June 30, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 27, 2006. At the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2009:

	Votes	Votes	Broker
Nominee	Cast for	Withheld/Abstained	Non-Votes
Richard E. Forbes	8,060,688	104,313	---
U. Butch Klem	8,064,012	100,990	---
Michael J. Voyles	8,101,746	63,256	---

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 7, 2006	By:	/s/Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date: August 7, 2006	By:	/s/Bradley M. Rust
Bradley M. Rust
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Executive Compensation Plans and Arrangements*	Exhibit No.	Description
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

	3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 8-K filed May 22, 2006.
	3.2	Restated Bylaws of the Registrant, as amended April 22, 2004, is incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
	4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
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
Description of compensation of directors of the Registrant for their services during the annual period ending at the annual meeting of shareholders to be held in 2007 is incorporated by reference from item 1.01 of the Registrant’s Current Report on Form 8-K filed May 2, 2006.

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