Form 10-Q
period 2006-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2006-11-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006

Or

 ☐Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ___________________

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 1, 2006
Common Stock, no par value	11,009,187

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

Consolidated Balance Sheets - September 30, 2006 and December 31, 2005

Consolidated Statements of Income and Comprehensive Income -
Three and Nine Months Ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 2006 and 2005

Notes to Consolidated Financial Statements - September 30, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and Due from Banks	$27,889	$27,644
Federal Funds Sold and Other Short-term Investments	5,188	5,287
Cash and Cash Equivalents	33,077	32,931

Interest-bearing Time Deposits with Banks	200	---
Securities Available-for-Sale, at Fair Value	204,185	181,150
Securities Held-to-Maturity, at Cost (Fair value of $6,207 and
$8,811 on September 30, 2006 and December 31, 2005, respectively)	6,135	8,684

Loans Held-for-Sale	2,800	1,901

Total Loans	740,787	653,074
Less: Unearned Income	(1,864)	(1,118)
Allowance for Loan Losses	(9,111)	(9,265)
Loans, Net	729,812	642,691

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	11,942	14,095
Premises, Furniture and Equipment, Net	23,207	20,233
Other Real Estate	1,082	506
Goodwill	9,372	3,813
Intangible Assets	3,184	2,388
Company Owned Life Insurance	21,374	19,067
Accrued Interest Receivable and Other Assets	14,351	19,008
TOTAL ASSETS	$1,060,721	$946,467

LIABILITIES
Non-interest-bearing Demand Deposits	$129,536	$130,383
Interest-bearing Demand, Savings, and Money Market Accounts	301,257	307,664
Time Deposits	393,524	308,774
Total Deposits	824,317	746,821

FHLB Advances and Other Borrowings	132,464	105,394
Accrued Interest Payable and Other Liabilities	12,931	11,997
TOTAL LIABILITIES	969,712	864,212

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	---	---
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	11,009	10,643
Additional Paid-in Capital	68,165	63,784
Retained Earnings	12,553	9,391
Accumulated Other Comprehensive Loss	(718)	(1,563)
TOTAL SHAREHOLDERS’ EQUITY	91,009	82,255
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,060,721	$946,467
End of period shares issued and outstanding	11,009,187	10,643,514

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	September 30,
	2006	2005
INTEREST INCOME
Interest and Fees on Loans	$13,799	$10,514
Interest on Federal Funds Sold and Other Short-term Investments	105	55
Interest and Dividends on Securities:
Taxable	1,998	1,484
Non-taxable	472	523
TOTAL INTEREST INCOME	16,374	12,576

INTEREST EXPENSE
Interest on Deposits	5,586	3,427
Interest on FHLB Advances and Other Borrowings	1,679	1,168
TOTAL INTEREST EXPENSE	7,265	4,595

NET INTEREST INCOME	9,109	7,981
Provision for Loan Losses	290	552
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,819	7,429

NON-INTEREST INCOME
Trust and Investment Product Fees	564	514
Service Charges on Deposit Accounts	1,101	1,009
Insurance Revenues	1,116	1,096
Other Operating Income	523	635
Gain on Sales of Loans and Related Assets	83	234
Gain / (Loss) on Sales of Securities	951	---
TOTAL NON-INTEREST INCOME	4,338	3,488

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,403	4,465
Occupancy Expense	700	589
Furniture and Equipment Expense	581	474
Data Processing Fees	451	309
Professional Fees	541	335
Advertising and Promotions	201	171
Supplies	162	129
Other Operating Expenses	1,192	1,053
TOTAL NON-INTEREST EXPENSE	9,231	7,525

Income before Income Taxes	3,926	3,392
Income Tax Expense	1,194	921
NET INCOME	$2,732	$2,471

COMPREHENSIVE INCOME	$3,850	$2,289

Earnings Per Share and Diluted Earnings Per Share	$0.25	$0.23
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended
	September 30,
	2006	2005
INTEREST INCOME
Interest and Fees on Loans	$38,994	$30,502
Interest on Federal Funds Sold and Other Short-term Investments	367	194
Interest and Dividends on Securities:
Taxable	5,668	4,389
Non-taxable	1,470	1,667
TOTAL INTEREST INCOME	46,499	36,752

INTEREST EXPENSE
Interest on Deposits	15,136	9,398
Interest on FHLB Advances and Other Borrowings	4,480	3,399
TOTAL INTEREST EXPENSE	19,616	12,797

NET INTEREST INCOME	26,883	23,955
Provision for Loan Losses	634	1,725
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	26,249	22,230

NON-INTEREST INCOME
Trust and Investment Product Fees	1,690	1,586
Service Charges on Deposit Accounts	2,976	2,776
Insurance Revenues	3,646	3,562
Other Operating Income	1,747	2,063
Gain on Sales of Loans and Related Assets	750	699
Gain / (Loss) on Sales of Securities	951	---
TOTAL NON-INTEREST INCOME	11,760	10,686

NON-INTEREST EXPENSE
Salaries and Employee Benefits	15,954	13,592
Occupancy Expense	2,034	1,798
Furniture and Equipment Expense	1,667	1,489
Data Processing Fees	1,269	946
Professional Fees	1,423	1,246
Advertising and Promotions	612	492
Supplies	428	360
Other Operating Expenses	3,661	3,248
TOTAL NON-INTEREST EXPENSE	27,048	23,171

Income before Income Taxes	10,961	9,745
Income Tax Expense	3,178	2,455
NET INCOME	$7,783	$7,290

COMPREHENSIVE INCOME	$8,628	$6,575

Earnings Per Share and Diluted Earnings Per Share	$0.71	$0.67
Dividends Per Share	$0.42	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)
	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,783	$7,290
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	(82)	458
Depreciation and Amortization	2,043	1,889
Amortization and Impairment of Mortgage Servicing Rights	271	193
Loans Originated for Sale	(43,203)	(47,503)
Proceeds from Sales of Loans Held-for-Sale	42,542	48,009
Loss on Investment in Limited Partnership	164	52
Provision for Loan Losses	634	1,725
Gain on Sale of Loans and Mortgage Servicing Rights, Net	(749)	(676)
(Gain) on Securities, Net	(951)	---
Loss / (Gain) on Sale of Other Real Estate and Repossessed Assets	1	(23)
(Gain) on Disposition and Impairment of Premises and Equipment	(13)	(311)
FHLB Stock Dividends	---	(287)
Increase in Cash Surrender Value of Company Owned Life Insurance	(529)	(369)
Equity Based Compensation	233	---
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,271	(1,572)
Interest Payable and Other Liabilities	16	(1,896)
Net Cash from Operating Activities	9,431	6,979

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	34,327	40,241
Proceeds from Sales of Securities Available-for-Sale	13,001	---
Purchase of Securities Available-for-Sale	(62,006)	(40,231)
Proceeds from Maturities of Securities Held-to-Maturity	2,558	4,012
Proceeds from Redemption of Federal Home Loan Bank Stock	2,541	---
Purchase of Loans	(16,474)	(7,309)
Proceeds from Sales of Loans	16,535	8,896
Loans Made to Customers, Net of Payments Received	(41,901)	782
Proceeds from Sales of Mortgage Servicing Rights	3,554	---
Proceeds from Sales of Other Real Estate	689	520
Property and Equipment Expenditures	(2,834)	(1,359)
Proceeds from the Sale of Property and Equipment	291	445
Acquire Banking Entities	(4,111)	---
Net Cash from Investing Activities	(53,830)	5,997

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	30,053	(38,735)
Change in Short-term Borrowings	18,896	19,125
Advances of Long-term Debt	6,500	17,500
Repayments of Long-term Debt	(6,196)	(20,956)
Issuance of Common Stock	18	47
Purchase / Retire Common Stock	---	(1,261)
Employee Stock Purchase Plan	(105)	(63)
Dividends Paid	(4,621)	(4,556)
Net Cash from Financing Activities	44,545	(28,899)

Net Change in Cash and Cash Equivalents	146	(15,923)
Cash and Cash Equivalents at Beginning of Year	32,931	47,666
Cash and Cash Equivalents at End of Period	$33,077	$31,743
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

Note 2 - Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:
	Three Months Ended
	September 30,
Earnings per Share:	2006	2005
Net Income	$2,732	$2,471

Weighted Average Shares Outstanding	10,994,686	10,826,729
Earnings per Share:	$0.25	$0.23

Diluted Earnings per Share:
Net Income	$2,732	$2,471

Weighted Average Shares Outstanding	10,994,686	10,826,729
Potentially Dilutive Shares, Net	13,416	5,957
Diluted Weighted Average Shares Outstanding	11,008,102	10,832,686

Diluted Earnings per Share	$0.25	$0.23

Stock options for 332,142 and 352,793 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended
	September 30,
Earnings per Share:	2006	2005
Net Income	$7,783	$7,290

Weighted Average Shares Outstanding	10,993,944	10,851,022
Earnings per Share:	$0.71	$0.67

Diluted Earnings per Share:
Net Income	$7,783	$7,290

Weighted Average Shares Outstanding	10,993,944	10,851,022
Potentially Dilutive Shares, Net	8,735	6,869
Diluted Weighted Average Shares Outstanding	11,002,679	10,857,891

Diluted Earnings per Share	$0.71	$0.67

Stock options for 343,142 and 338,755 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2006 and 2005, respectively because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 3 - Securities

The fair values of Securities Available-for-Sale are as follows:

	September 30,	December 31,
	2006	2005
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$43,153	$13,492
Obligations of State and Political Subdivisions	21,826	23,527
Asset-/Mortgage-backed Securities	131,904	125,844
Corporate Securities	---	500
Equity Securities	7,302	17,787
Total	$204,185	$181,150

As of September 30, 2006, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $735. As of December 31, 2005, net unrealized losses on the total securities available-for-sale portfolio totaled approximately $2,008.

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

The total carrying values and fair values of Securities Held-to-Maturity are as follows:

	Carrying	Fair
September 30, 2006:	Value	Value
Obligations of State and Political Subdivisions	$6,135	$6,207

December 31, 2005:
Obligations of State and Political Subdivisions	$8,684	$8,811

Note 4 - Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	September 30,	December 31,
	2006	2005

Commercial and Industrial Loans	$388,556	$319,241
Residential Mortgage Loans	114,463	102,891
Consumer Loans	132,932	129,587
Agricultural Loans	104,836	101,355
Total Loans	$740,787	$653,074
Less: Unearned Income	(1,864)	(1,118)
Allowance for Loan Losses	(9,111)	(9,265)
Loans, Net	$729,812	$642,691

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 5 - Allowance for Loan Losses

A summary of the activity in the allowance for loan losses follows:

	September 30,	September 30,
	2006	2005

Balance at January 1	$9,265	$8,801
Allowance of Acquired Affiliate	484	---
Provision for Loan Losses	634	1,725
Recoveries of Prior Loan Losses	284	311
Loan Losses Charged to the Allowance	(1,556)	(1,467)
Balance at September 30	$9,111	$9,370

Note 6 - Segment Information

The Company’s operations include three primary segments: core banking, trust and investment advisory services, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the Company’s local markets. The core banking segment also involves the sale of residential mortgage loans in the secondary market and the operation of a title insurance company. During the second quarter of 2006, the Company sold its mortgage loan servicing rights portfolio and commenced selling all secondary market residential mortgage loans on a servicing released basis. The trust and investment advisory services segment involves providing trust, investment advisory, and brokerage services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operates through six community banking affiliates with 29 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products as agent under five distinctive insurance agency names from five offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 6 - Segment Information (continued)

Three Months Ended
September 30, 2006		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$9,411	$26	$31	$(359)	$9,109
Gain on Sales of Loans and
Related Assets	83	---	---	---	83
Net Gain / (Loss) on Securities	951	---	---	---	951
Trust and Investment Product Fees	1	585	---	(22)	564
Insurance Revenues	52	3	1,076	(15)	1,116
Noncash Items:
Provision for Loan Losses	290	---	---	---	290
Provision for Income Taxes	2,002	37	84	(929)	1,194
Segment Profit / (Loss)	4,062	51	89	(1,470)	2,732
Segment Assets	1,048,015	2,193	9,186	1,327	1,060,721

Three Months Ended
September 30, 2005		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$8,198	$11	$11	$(239)	$7,981
Gain on Sales of Loans and
Related Assets	234	---	---	---	234
Net Gain / (Loss) on Securities	---	---	---	---	---
Trust and Investment Product Fees	1	534	---	(21)	514
Insurance Revenues	46	21	1,055	(26)	1,096
Noncash Items:
Provision for Loan Losses	(548)	---	---	1,100	552
Provision for Income Taxes	1,968	56	51	(1,154)	921
Segment Profit / (Loss)	3,992	86	97	(1,704)	2,471
Segment Assets	900,584	2,238	7,123	7,930	917,875

Nine Months Ended
September 30, 2006		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$27,877	$54	$81	$(1,129)	$26,883
Gain on Sales of Loans and
Related Assets	750	---	---	---	750
Net Gain / (Loss) on Securities	951	---	---	---	951
Trust and Investment Product Fees	3	1,753	---	(66)	1,690
Insurance Revenues	151	9	3,544	(58)	3,646
Noncash Items:
Provision for Loan Losses	1,091	---	---	(457)	634
Provision for Income Taxes	5,310	105	348	(2,585)	3,178
Segment Profit / (Loss)	11,361	151	540	(4,269)	7,783
Segment Assets	1,048,015	2,193	9,186	1,327	1,060,721

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 6 - Segment Information (continued)
Nine Months Ended
September 30, 2005		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$24,370	$28	$22	$(465)	$23,955
Gain on Sales of Loans and
Related Assets	699	---	---	---	699
Net Gain / (Loss) on Securities	---	---	---	---	---
Trust and Investment Product Fees	4	1,645	---	(63)	1,586
Insurance Revenues	167	28	3,423	(56)	3,562
Noncash Items:
Provision for Loan Losses	625	---	---	1,100	1,725
Provision for Income Taxes	4,669	101	245	(2,560)	2,455
Segment Profit / (Loss)	10,469	153	385	(3,717)	7,290
Segment Assets	900,584	2,238	7,123	7,930	917,875

Note 7 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of September 30, 2006, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the nine months ended September 30, 2006.

Note 8 - Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2006, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 8 - Equity Plans and Equity Based Compensation (continued)

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

Stock Options

On December 29, 2005, the Long-Term Incentive Award Committee of the Company approved the accelerated vesting of all currently outstanding unvested stock options awarded to recipients under its 1999 Long Term Equity Incentive Plan effective December 29, 2005. The decision to accelerate the vesting was made primarily to reduce non-cash compensation expense that the Company would have recorded in its income statement in future periods upon the adoption of SFAS 123R in January 2006. The Long-Term Incentive Award Committee believed it was in the best interest of the Company’s shareholders to accelerate the vesting of these Options to eliminate compensation expense in future periods. This future expense was estimated to be $143. As a result of the acceleration action, options to purchase up to 161,601 shares of common stock became exercisable immediately. Without the acceleration, the options would have vested on dates ranging from December 31, 2005 to August 29, 2010.

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

	Nine Months Ended
	September 30, 2006

		Weighted
		Average
	Number	Price
	Of Options	Per Share
Outstanding at beginning of period	405,019	$16.37
Granted	11,000	13.25
Exercised	12,663	12.58
Forfeited	---	---
Expired	21,109	$16.53

Outstanding at end of period	382,247	$16.40

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 8 - Equity Plans and Equity Based Compensation (continued)

The following table details stock options outstanding :

	September 30, 2006	December 31, 2005

Stock Options vested and currently exercisable:
Number of Options	382,247	405,019
Weighted average exercise price	$16.40	$16.37
Weighted average remaining life (in years)	4.88	5.04
Aggregate intrinsic value	$57	$22

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date. The intrinsic value of options exercised was approximately $5 for the nine months ended September 30, 2006. There were no options exercised during the third quarter 2006.

The Company recorded $19 in stock compensation expense, net of an income tax benefit of $10, during the nine months ended September 30, 2006 related to the granting of 11,000 options granted in the second quarter of 2006. To calculate the fair value of this option grant, the following assumptions were used as of the grant date: risk free interest rate 5.11%, expected option life 10.0 years, expected stock price volatility of 22.4%, and dividend yield of 4.20%. The resulting weighted average fair value of the options granted in the second quarter of 2006 was $2.68 for each option granted. The Company recorded no other stock compensation expense applicable to options during the three and nine months ended September 30, 2006 because all outstanding options as of January 1, 2006 were fully vested prior to 2006.

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

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting because all grants made during the third quarter of 2006 were immediately vested. Estimated forfeitures will continue to be reassessed in future periods and may change based on new facts and circumstances.

As of September 30, 2006, there was no unrecognized option expense as all outstanding options were fully vested.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 8 - Equity Plans and Equity Based Compensation (continued)

The expense recorded for the restricted stock grants totaled $35, net of an income tax benefit of $23, and $89, net of an income tax benefit of $58, during the three and nine months ended September 30, 2006. Unrecognized expense associated with the restricted stock grants totaled $41 as of September 30, 2006.

The following table presents information on restricted stock grants outstanding for the period shown:

Nine Months Ended
September 30, 2006
Weighted
	Restricted	Average Market
	Shares	Price at Grant

Outstanding at Beginning of Period	---	---
Granted	14,501	$12.98
Released	---	---
Forfeited	---	---
Outstanding at End of Period	14,501	$12.98

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

As a result of the adoption of SFAS 123R on January 1, 2006, the Company was required to record compensation expense for plan participation beginning January 1, 2006. The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year. As of the beginning of the plan year, participants were granted the option to purchase Company stock at 85% of the lesser of the market value at the beginning or end of the plan year. The fair value of options granted as a part of plan was estimated on the date of grant similarly to those stock options granted under the Company’s equity incentive plans utilizing a Black-Scholes stock option valuation model. The inputs for expected volatility, expected dividends, and risk-free rate are the same as previously discussed. The fair value of options granted was also affected by the estimate of employee participation in the plan, which is based upon historical experience. The grant date fair value of options granted for the plan year ending August 16, 2006 was estimated to be $3.08. The grant date fair value of options granted for the plan year ending August 16, 2007 was estimated to be $2.50. The expense recorded for the employee stock purchase plan totaled $19 and $58 during the three and nine months ended September 30, 2006. Unrecognized compensation expense as of September 30, 2006 totaled $65 for the Employee Stock Purchase Plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 8 - Equity Plans and Equity Based Compensation (continued)

The following table reflects the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested stock options in 2005:

Three Months Ended
September 30, 2005

Net Income as Reported	$2,471
Compensation Expense Under Fair Value Method, Net of Tax	37
Pro forma Net Income	$2,434
Pro forma Earnings per Share and Diluted Earnings per Share	$0.22
Earnings per Share and Diluted Earnings per Share as Reported	$0.23

Nine Months Ended
September 30, 2005

Net Income as Reported	$7,290
Compensation Expense Under Fair Value Method, Net of Tax	141
Pro forma Net Income	$7,149
Pro forma Earnings per Share and Diluted Earnings per Share	$0.66
Earnings per Share and Diluted Earnings per Share as Reported	$0.67

Note 9 - Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following tables represent the components of net periodic benefit cost for the periods presented.

	Three Months Ended
	September 30,
	2006		2005
Service Cost	$	---	$	---
Interest Cost		12		12
Expected Return on Assets		(5)		(6)
Amortization of Transition Amount		---		---
Amortization of Prior Service Cost		---		---
Recognition of Net Loss		9		7
Net Periodic Benefit Cost		$16		$13

Loss on Settlements and Curtailments		None		None

	Nine Months Ended
	September 30,
	2006		2005
Service Cost	$	---	$	---
Interest Cost		37		37
Expected Return on Assets		(16)		(18)
Amortization of Transition Amount		(1)		(1)
Amortization of Prior Service Cost		(1)		(2)
Recognition of Net Loss		28		23
Net Periodic Benefit Cost		$47		$39

Loss on Settlements and Curtailments		None		None

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 9 - Employee Benefit Plans (continued)

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $61 to the pension plan during the fiscal year ending December 31, 2006. As of September 30, 2006, the Company had contributed $43 to the pension plan.

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

Note 11 - Contingencies

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691 ($456 net of federal tax), including interest and penalties of approximately $100. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the nine-month period ended September 30, 2006.

Note 12 - New Accounting Pronouncements

FASB Interpretation No. 48 - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited, dollars in thousands except per share data)

Note 12 - New Accounting Pronouncements (continued)

FASB Staff Position 13-2 - In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, which amends FASB Statement No. 13, Accounting for Leases. FSP 13-2 requires a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FSP 13-2.

SFAS No. 157 - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of SFAS No. 157.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. Defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. The employer must disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains and losses, prior service costs or credits, and transition asset or obligation. The new standard is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of SFAS No. 158.

SAB 108 - In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) - Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the consolidated financial statements.

Note 13 - Subsequent Events

Effective October 1, 2006 the Company acquired substantially all of the assets, net of certain assumed liabilities of Keach and Grove Insurance, Inc. of Bedford, Indiana. The agency operations became a part of German American Insurance, Inc., the Company’s property and casualty insurance entity.

The purchase price for this transaction was $2.26 million in cash. It is anticipated that nearly the entire purchase price will be allocated to an amortizable customer relationship intangible resulting in minimal or no goodwill to be recognized from the acquisition. This customer relationship intangible is anticipated to be amortized to expense over seven years and deducted for tax purposes over 15 years using the straight line method. Amortization expense for the next five years is expected to be $80,000 in 2006 and $319,000 for each year thereafter. However, the Company is continuing to evaluate the purchase price allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. (“the Company”) is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s National Market System under the symbol GABC. The Company’s banking subsidiary, German American Bancorp, operates through six community banking affiliates with 29 retail banking offices in the nine contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Perry, Pike, and Spencer. The Company also operates a trust, brokerage and financial planning subsidiary which operates from the offices of the bank subsidiaries, and (giving effect to the October 1, 2006, acquisition of Keach and Grove Insurance, Inc. disclosed in Note 13 to the Consolidated Financial Statements included in this report) insurance agencies with six agency offices throughout its market area. The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products.

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2006 and December 31, 2005 and the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2005 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2005 Annual Report on Form 10-K.

Effective January 1, 2006, the Company completed the acquisition of Stone City Bancshares, Inc. which was in an adjacent market to its primary market area and effective October 1, 2005, the Company completed the in-market acquisition of PCB Holding Company. In addition to these acquisitions, during 2005 the Company invested in minority interests in two de novo financial institutions in larger markets that are within a 150 mile radius of the Company’s primary market area. During the second quarter of 2006, the Company invested in a minority investment in a bank holding company that was newly formed by new management to acquire a small bank with an expressed intent to establish offices in Terre Haute and Lafayette, Indiana. Finally, effective October 1, 2006, the Company completed the acquisition of Keach and Grove Insurance, Inc. of Bedford, Indiana which was in the market of the Company’s recent banking acquisition of Stone City Bancshares, Inc. This strategy of bank acquisitions and de novo investing along with the insurance agency acquisition has been undertaken to supplement organic growth within the Company’s primary markets. Management expects to continue to pursue similar strategic acquisition and investing opportunities should opportunities become available.

The Company’s level of net income increased approximately 11% and 7% during the three and nine months ended September 30, 2006 compared with the same periods of 2005. Current year earnings were positively affected by increases within the Company’s net interest income and non-interest income as well as a reduced level of provision for loan losses. The improvement in the level of net-interest income was attributable to strong loan growth in both the third quarter and year-to-date. The increase in non-interest income was primarily credited to the gain derived from the sale of the Company’s portfolio of agency-issued preferred stock during the third quarter while the reduction in provision was due to improvements in the quality of the Company’s loan portfolio. An offsetting factor to these positive earnings contributors was an increased level of non-interest related operating expenses due in large part to the inclusion of the banking acquisitions completed during the twelve months ended September 30, 2006.

Effective September 30, 2006, the Company combined the charters of its subsidiary banks into a single bank charter in order to simplify its corporate structure and better serve its customers, while retaining local direction of affiliate bank operations under the existing distinctive bank trade names in each of the markets served by the Company.

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

Commercial and agricultural loans are subject to a standardized grading process administered by an internal loan review function. The need for specific reserves is considered for credits when graded substandard or special mention, or when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectibility of the loan is in question, or the loan characteristics require special monitoring. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired. Specific allocations on impaired loans are determined by comparing the loan balance to the present value of expected cash flows or expected collateral proceeds. Allocations are also applied to categories of loans not considered individually impaired but for which the rate of loss is expected to be greater than historical averages, including those graded substandard or special mention and non-performing consumer or residential real estate loans. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values.

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

Mortgage Servicing Rights Valuation

Mortgage servicing rights (MSRs) were recognized and included with other assets for the allocated value of retained servicing rights on loans sold. Servicing rights were expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment was evaluated based on the fair value of the rights, using groupings of the underlying loans as to type and age. Fair value was determined based upon discounted cash flows using market-based assumptions.

To determine the fair value of MSRs, the Company used a valuation model that calculated the present value of estimated future net servicing income. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income, which included estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.

The Company sold its mortgage servicing rights portfolio during the second quarter of 2006. Currently, all residential loans that are sold in the secondary market are sold on a servicing released basis.

Securities Available-for-Sale

Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, securities available-for-sale are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of September 30, 2006, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $2,499,000.

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

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the opinions of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the nine-month period ended September 30, 2006.

RESULTS OF OPERATIONS

Net Income:

Net income increased $261,000 or 11% to $2,732,000 or $0.25 per share for the quarter ended September 30, 2006 compared to $2,471,000 or $0.23 per share for the third quarter of 2005. The increase in net income during the third quarter of 2006 compared with 2005 was attributable principally to an increase in net interest income of $1,128,000, a reduction in provision for loan losses of $262,000, and a gain on the sale of the Company’s portfolio of agency preferred stock of $951,000, which were partially mitigated by an increase of $1,706,000 in non-interest expense. The increases in net interest income and non-interest expenses were largely attributable to acquisitions of PCB Holding Company which was completed effective October 1, 2005 and Stone City Bancshares, Inc. which was completed effective January 1, 2006.

Net income increased $493,000 or 7% to $7,783,000 or $0.71 per share for the nine months ended September 30, 2006 compared to $7,290,000 or $0.67 per share for the nine months ended September 30, 2005. The increase in net income during the first nine months of 2006 compared with 2005 was attributable principally to an increase in net interest income of $2,928,000, a reduction in provision for loan losses of $1,091,000, a gain on the sale of the Company’s portfolio of agency preferred stock of $951,000, which were partially mitigated by an increase of $3,877,000 in non-interest expense. The increases in net interest income and non-interest expenses were largely attributable to acquisitions of PCB Holding Company and Stone City Bancshares, Inc.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months		Change from
	Ended September 30,		Prior Period
	2006	2005	Amount	Percent
Interest Income (T/E)	$16,647	$12,872	$3,775	29.3%
Interest Expense	7,265	4,595	2,670	58.1%
Net Interest Income (T/E)	$9,382	$8,277	$1,105	13.4%

Net interest income increased $1,128,000 or 14% (an increase of $1,105,000 or 13% on a tax-equivalent basis) for the quarter ended September 30, 2006 compared with the same quarter of 2005. The increase in net interest income was primarily attributable to an increased level of average earnings assets and an increased net interest margin in the quarter ended September 30, 2006 compared with 2005. The higher level of earning assets was primarily attributable to an increase in the average level of loans outstanding that resulted from new loan activity and from the acquisitions completed effective October 1, 2005 and effective January 1, 2006. Average earning assets totaled approximately $948.2 million for the quarter ended September 30, 2006 compared with $842.2 million for the quarter ended September 30, 2005.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 2006, the net interest margin increased to 3.95% compared to 3.92% for the same period of 2005. The Company’s yield on earning assets totaled 6.98% compared with a cost of funds (expressed as a percentage of average earning assets) of 3.03% producing the net interest margin of 3.95% for the three months ended September 30, 2006. The Company’s yield on earning assets was 6.08% compared with a cost of funds of 2.16% netting to a net interest margin of 3.92% for the three months ended September 30, 2005.

	Nine Months		Change from
	Ended September 30,		Prior Period
	2006	2005	Amount	Percent
Interest Income (T/E)	$47,344	$37,695	$9,649	25.6%
Interest Expense	19,616	12,797	6,819	53.3%
Net Interest Income (T/E)	$27,728	$24,898	$2,830	11.4%

Net interest income increased $2,928,000 or 12% (an increase of $2,830,000 or 11% on a tax-equivalent basis) for the nine months ended September 30, 2006 compared with the same period of 2005. The increase in net interest income was primarily attributable to an increased level of average earnings assets and an increased net interest margin in the nine months ended September 30, 2006 compared with 2005. The higher level of earning assets was primarily attributable to an increase in the average level of loans outstanding that resulted from new loan activity and from the previously discussed acquisitions completed effective October 1, 2005 and effective January 1, 2006. Average earning assets totaled $929.5 million for the nine months ended September 30, 2006 compared with $848.0 million for the same period of 2005.

For the first nine months of 2006, the net interest margin increased to 3.99% compared to 3.93% for the same period of 2005. The Company’s yield on earning assets totaled 6.80% compared with a cost of funds (expressed as a percentage of average earning assets) of 2.81% producing the net interest margin of 3.99% for the nine months ended September 30, 2006. The Company’s yield on earning assets was 5.94% compared with a cost of funds of 2.01% netting to a net interest margin of 3.93% for the nine months ended September 30, 2005.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $290,000 during the quarter ended September 30, 2006 compared with $552,000 in the third quarter of 2005. Provisions for loan losses totaled $634,000 for the nine months ended September 30, 2006 compared with $1,725,000 for the nine months ended September 30, 2005.

The Company’s provision for loan losses declined during 2006 in conjunction with a decline in the Company’s level of non-performing loans. In particular the Company reduced specific allocations on one large non-performing credit that was paid off during the second quarter of 2006. The Company recognized a charge-off of approximately $393,000 on this individual credit facility, however the specific allocation as of year end 2005 was for considerably more than the level of charge-off. In addition to this reduction of specific allocation, the estimated losses associated with the previously identified non-performing loans (primarily placed on non-accrual status during the first half of 2005) was provided for in prior periods and to a significant degree during the first nine months of 2005. For further discussion of non-performing loans refer to “FINANCIAL CONDITION - Non-Performing Assets.”

Net charge-offs totaled $197,000 or 0.11% of average loans outstanding during the three months ended September 30, 2006 compared with $683,000 or 0.43% of average loans outstanding during the same period of 2005. Net charge-offs totaled $1,272,000 or 0.24% of average loans outstanding during the nine months ended September 30, 2006 compared with $1,156,000 or 0.25% of average loans outstanding during the same period of 2005.

The provisions for loan losses made during the quarter ended September 30, 2006 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

Non-interest income increased $850,000 or 24% and $1,074,000 or 10% for the three and nine month periods ended September 30, 2006 as compared to the same periods of 2005. The increases in both the three and nine months ended September 30, 2006 was primarily attributable to the sale of the Company’s portfolio of Federal Home loan Mortgage Corporation and Federal National Mortgage Corporation preferred stock during the third quarter of 2006. The gain from the sale of this agency preferred stock portfolio totaled $951,000. The portfolio had a book value at the time of the sale of approximately $12.1 million. The Company had previously recorded a non-cash other-than-temporary impairment charge of $3.7 million on this portfolio during 2004.

Net Gains on Sales of Loans and Related Assets decreased $151,000 or 65% and increased $51,000 or 7% during the three and nine months ended September 30, 2006 compared with the same periods during 2005. The decline during the third quarter of 2006 compared with the prior year was largely due to a reduced level of sales of residential mortgage loans and a lower margin on those loans sold in the secondary market.

The increase, tempered by a reduced level of residential mortgage loans sales, during the nine months ended September 30, 2006 was largely due to the sale of the Company’s mortgage servicing rights portfolio during the second quarter of 2006. The Company sold its mortgage servicing rights relating to approximately $344.5 million of mortgage loans serviced for others for a total sales price of $3.6 million resulting in a net gain of $198,000.

Insurance revenues are expected to increase in future periods as a result of the acquisition of Keach and Grove Insurance, Inc., effective October 1, 2006, as disclosed in Note 13 to the accompanying Consolidated Financial Statements. Keach and Grove Insurance, Inc., is expected (assuming that attrition of client accounts as a result of the acquisition or other factors is not excessive) to contribute annualized commission revenues to the Company of approximately $1.1 million.

Other Operating Income decreased by $112,000 or 18% and $316,000 or 15% for the quarter ended and nine months ended September 30, 2006 as compared with the same periods of the prior year. The decrease in the third quarter of 2006 compared with 2005 was largely attributable to a recovery of mortgage servicing rights impairment charges in the third quarter of 2005 of $197,000. The decline for the nine months ended September 30, 2006 was predominately due to a gain on the sale of a former branch facility of approximately $306,000 that was recorded during the second quarter of 2005 and a recovery of mortgage servicing rights impairment charges of $333,000 during the first nine months of 2005. These declines in 2006 were partially offset by increased levels of other operating income resulting from the acquisitions completed effective October 1, 2005 and January 1, 2006.

Non-interest Expense:

Non-interest Expense increased $1,706,000 or 23% and $3,877,000 or 17% during the quarter ended and nine months ended September 30, 2006 compared to the same periods of 2005. These increases in non-interest expense were largely attributable to the acquisitions of PCB Holding Company as of October 1, 2005 and Stone City Bancshares, Inc. as of January 1, 2006.

For the three and nine months ended September 30, 2006, Salaries and Employee Benefits Expense increased $938,000 or 21% and $2,362,000 or 17% as compared to the same periods of 2005. The increase in Salaries and Employee Benefits Expense was primarily due to an increase in full-time equivalent employees attributable to the acquisitions completed effective October 1, 2005 and January 1, 2006. Also contributing to the increase in Salaries and Employee Benefits Expense to a lesser degree was the adoption of FAS 123R, “Share Based Payments”, as of January 1, 2006.

Occupancy Expense and Furniture and Equipment Expense increased by $218,000 or 21% and $414,000 or 13% during the quarter ended and nine months ended September 30, 2006 compared with the prior year. Data Processing Fees increased $142,000 or 46% and $323,000 or 34% during the three and nine months ended September 30, 2006 compared with the same periods of 2005. In all of these instances the increase in costs was in large part due to the banking acquisitions undertaken over the past year.

Professional Fees increased $206,000 or 61% and $177,000 or 14% during the three and nine months ended September 30, 2006 compared with the same periods of the prior year. These increases were largely attributable to expenses associated with the Company’s conversion of its core processing system.

Other Operating Expenses increased by $139,000 or 13% and $413,000 or 13% during the three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005. Included in these increases was intangible amortization that resulted from the amortization of core deposit intangibles that were recorded as part of the previously discussed banking acquisitions. Amortization expense for future periods is expected to increase as a result of the amortization of the customer relationship intangible that was purchased as part of the Keach and Gove Insurance, Inc., acquisition effective October 1, 2006, as discussed in Note 13 to the Consolidated Financial Statements included in this report. Also contributing to the increase for the nine months ended September 30, 2006 was an increased level of collection costs associated with the pay-off of a $4.2 million non-performing loan during the second quarter of 2006.

Income Taxes:

The Company’s effective income tax rate approximated 30.4% and 29.0% of pre-tax income during the three and nine months ended September 30, 2006 compared with 27.2% and 25.2% during the same periods of 2005. The higher effective tax rate during the three and nine month periods ended September 30, 2006 compared with the same periods of 2005 was the result of higher levels of before tax net income combined with a lower level of tax-exempt investment income and a lower level of tax credits generated by investments in affordable housing projects. The effective tax rate in both 2006 and 2005 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

Since December 31, 2001, the Company's effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company's formation of investment subsidiaries in the state of Nevada by four of the Company's banking subsidiaries.  The state of Nevada has no state or local income tax. During the third quarter of 2005, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and intends to vigorously defend its position that the income of the Nevada subsidiaries is not subject to the Indiana financial institutions tax. Although there can be no such assurance, at this time management does not believe that it is probable that this potential assessment will result in additional tax liability. Therefore, no tax provision has been recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the nine-month period ended September 30, 2006.

FINANCIAL CONDITION

Total assets at September 30, 2006 increased $114.3 million to $1.061 billion compared with $946.5 million in total assets at December 31, 2005. Securities available-for-sale and held-to-maturity increased $20.5 million to $210.3 million at September 30, 2006 compared with $189.8 million at year-end 2005. Loans, net of unearned income and allowance for loan losses, increased $87.1 million to $729.8 million at September 30, 2006 compared to $642.7 million at December 31, 2005. The Company has experienced growth in all segments of its loan portfolio during the nine months ended September 30, 2006. Commercial and industrial loans increased $69.3 million or 22%, agricultural based loans increased $3.5 million or 3%, consumer loans increased $3.3 million or 3% and residential mortgage loans increased $11.6 million or 11% during the nine months ended September 30, 2006.

Total Deposits at September 30, 2006 increased $77.5 million to $824.3 million compared with $746.8 in total deposits at December 31, 2005. Demand, savings, and money market accounts decreased $7.2 million while time deposits increased $84.7 million. FHLB Advances and Other Borrowings increased $27.1 million to $132.5 million at September 30, 2006 compared with $105.4 million at December 31, 2005.

A significant contributor to the overall growth of the balance sheet, including the growth in total assets, net loans, and deposits, was the acquisition of Stone City Bancshares, Inc. during the first quarter of 2006.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
Non-accrual Loans	$11,638	$14,763
Past Due Loans (90 days or more)	7	944
Restructured Loans	---	---
Total Non-performing Loans	11,645	15,707
Other Real Estate	1,082	506
Total Non-performing Assets	$12,727	$16,213

Allowance for Loan Loss to Non-performing Loans	78.24%	58.99%
Non-performing Loans to Total Loans	1.58%	2.41%

The Company’s level of overall non-performing assets declined by approximately $3.5 million and non-performing loans declined by approximately $4.1 million during nine months ended September 30, 2006. The decline in the level of non-accrual loans resulted from the resolution of an approximately $4.2 million credit facility, which was extended to a borrower operating a retail grocery store chain. Under an approved bankruptcy plan, the Company was paid approximately 90% of the amount owed to it during April 2006.

The level of non-performing loans remains at higher than historic levels, but is largely attributable to two specific credit facilities that were placed on non-accrual status during 2005. The first of these credits is an approximately $1.4 million loan to a manufacturing entity which has ceased operations. During the latter part of the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction. The sale is expected to be completed in the first quarter of 2007. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction.

The second of these specific credits, which totals approximately $5.2 million, was extended to a borrower operating two hotel facilities. This credit is secured by a first priority lien on the hotel facilities. The Company has taken preliminary steps to place the properties under control of an independent management company in the event that foreclosure action is completed. Currently, negotiations are continuing for the sale of the hotel facilities to a party unrelated to the borrower.

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

The minimum requirements under these standards are generally at least a 4.0 percent leverage ratio, which is Tier 1 capital divided by defined “total assets”; 4.0 percent Tier 1 capital to risk-adjusted assets; and, an 8.0 percent total capital to risk-adjusted assets ratios. Under these guidelines, the Company, on a consolidated basis, and its subsidiary bank, have capital ratios that exceed the regulatory minimums.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2006.

At September 30, 2006, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

		To be Well
		Capitalized
		Under Prompt
	Minimum for	Corrective
	Capital	Action	At	At
	Adequacy	Provisions	September 30,	December 31,
	Purposes	(FDICIA)	2006	2005

Leverage Ratio	4.00%	5.00%	7.73%	8.01%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	9.40%	10.01%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	10.54%	11.27%

As of September 30, 2006, shareholders’ equity increased by $8.7 million to $91.0 million compared with $82.3 million at year-end 2005. Shareholders’ equity represented 8.6% of total assets at September 30, 2006 compared with 8.7% at December 31, 2005. Shareholders’ equity included $12.6 million of goodwill and other intangible assets at September 30, 2006, compares to $6.2 million of goodwill and other intangible assets at December 31, 2005, and intangible assets increased effective October 1, 2006 by approximately $2.2 as a result of the acquisition of Keach and Grove Insurance, Inc. discussed in Note 13 to the Consolidated Financial Statements included herein.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased approximately $0.2 million during the nine months ended September 30, 2006 ending at $33.1 million compared with $32.9 million at year-end 2005. During the nine months ended September 30, 2006, cash flows from operating activities provided $9.4 million of available cash, which included net income of $7.8 million. Investing activities resulted in net cash outflows of $53.8 million during the nine months ended September 30, 2006 due primarily to cash outflows of loans made to customers, net purchases of securities, as well as the acquisition of Stone City Bancshares, Inc. effective January 1, 2006. Financing activities provided net cash inflows for the period ended September 30, 2006 of $44.5 million which included an increase in deposits partially offset by $4.6 million in dividends paid to shareholders.

Parent Company Liquidity and Capital Resources:

The Company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiaries to support their operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The bank subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company.

The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings under a credit facility established with JPMorgan Chase Bank, N.A. (the “Lender”). Under an Amended and Restated Loan Agreement with the lender executed in September 2005, as amended effective September 20, 2006 (as so amended, the "Amended Agreement"), the parent company has borrowed $25 million from the Lender under a term loan, and has $15 million of credit availability under a revolving credit facility. The line of credit established by the revolving credit facility expires on September 20, 2007, at which time all amounts borrowed under that line will become due and payable. As of September 30, 2006, all of the line of credit was available for future borrowing. The Company is obligated to make annual principal reduction payments under the $25 million term loan of $1.0 million in September 2007, $2.5 million in September 2008, and $2.5 million in September 2009, and is obligated to pay the remaining $19 million principal balance plus interest during September 2010 (at maturity of the term loan).

The Amended Agreement includes usual and customary covenants and conditions, including a covenant that requires that the Company maintain the capital ratios of the Company and of its subsidiary bank(s) at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies. In addition, the Company agreed in the Amended Agreement that it would maintain a consolidated ratio of (a) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (b) the sum of the Company's loans plus OREO, of not greater 3.75% until September 30, 2006, and of not greater than 3.25% at September 30, 2006, and at all times thereafter. At September 30, 2006, this ratio was 1.72%.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; tax estimates and recognition; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions. In Item 2 of this Quarterly Report, forward-looking statements include, but are not limited to, the statement in “RESULTS OF OPERATIONS - Income Taxes” regarding management’s belief that it is not probable that a certain assessment of unpaid financial institutions tax by the Indiana Department of Revenue will result in any additional tax liability, and the statement in “RESULTS OF OPERATIONS - Non-Interest Income” regarding management’s expectation as to annualized insurance commission revenues of Keach and Grove Insurance, Inc..

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

The discussions elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results or experiences to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses, and the potential risk that customer relationships of such acquired businesses may lost; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the risk of unfavorable developments in the closing of the proposed sale of the manufacturing facility and in the proposed sales of certain hotel facilities (both as discussed above under “FINANCIAL CONDITION - Non-Performing Assets”); the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2005, and other SEC filings from time to time, when considering any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Boards of Directors of the parent company and its subsidiary bank. Primary market risks which impact the Company’s operations are liquidity risk and interest rate risk.

The liquidity of the parent company is dependent upon the receipt of dividends from its subsidiary bank, which is subject to certain regulatory limitations. The bank’s source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank.

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

Interest Rate Sensitivity as of September 30, 2006

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
In rates	$ Amount	% Change	NPV Ratio	Change

+2%	$118,052	(4.59)%	11.44%	(23) b.p.
Base	123,730	---	11.67	---
-2%	119,002	(3.82)%	11.01	(66) b.p.

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

Item 4. Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended September 30, 2006.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
7/1/06 - 7/30/06	---	---	---	272,789
8/1/06 - 8/31/06	---	---	---	272,789
9/1/06 - 9/30/06	---	---	---	272,789
	---	---	---

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2006 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended September 30, 2006.

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date	November 7, 2006	By /s/ Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date	November 7, 2006	By /s/ Bradley M. Rust
Bradley M. Rust
Senior Vice President and
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restatement of Articles of Incorporation of the Registrant. This exhibit is incorporated by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 8-K filed May 22, 2006.
3.2
Restated Bylaws of the Registrant, as amended April 22, 2004. This exhibit is incorporated by reference from Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Rights Agreement dated April 27, 2000. This exhibit is incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

4.3
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation). This exhibit is incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.1	Amendment No. 1 to Amended and Restated Loan Agreement between the Registrant and JPMorgan Chase Bank, N.A., dated September 20, 2006.
10.2	Revolving Note made by the Registrant payable to JPMorgan Chase Bank, N.A., dated September 20, 2006.
10.3
Amended and Restated Loan Agreement dated as of September 20, 2005, by and between JPMorgan Chase Bank, N.A., and the Registrant. This exhibit is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed September 30, 2005.

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