Form 10-K
period 2006-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2007-03-09
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-11244

GERMAN AMERICAN BANCORP, INC.
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

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $132,632,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 1, 2007, there were outstanding 11,029,612 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held April 26, 2007, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2006

Table of Contents

PART I
Item 1.	Business	3-5
Item 1A.	Risk Factors	6-7
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
	of Equity Securities	8-9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Financial Statements and Supplementary Data	30-65
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66-67
Item 9B.	Other Information	68

PART III
Item 10.	Directors and Executive Officers of the Registrant	68
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters	68-69
Item 13.	Certain Relationships and Related Transactions	69
Item 14.	Principal Accountant Fees and Services	69

PART IV
Item 15.	Exhibits and Financial Statement Schedules	70
SIGNATURES		71

INDEX OF EXHIBITS		72-74

Information included in or incorporated by reference in this Annual Report on Form 10-K, our other filings with the Securities and Exchange Commission and our press releases or other public statements, contain or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to a discussion of our forward- looking statements and associated risks in Item 1, “Business - Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

General.

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market. under the symbol GABC. The principal subsidiary of German American Bancorp, Inc., is its banking subsidiary, German American Bancorp which operates through six community banking affiliates with 30 retail banking offices in the ten contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Monroe, Perry, Pike, and Spencer. German American Bancorp, Inc., also owns a trust, brokerage, and financial planning subsidiary, which operates from the banking offices of the bank subsidiary and two insurance agencies with six insurance agency offices throughout its market area.

Throughout this report, when we use the term “Company”, we will usually be referring to the business and affairs (financial and otherwise) of the Company and its subsidiaries and affiliates as a whole. Occasionally, we will refer to the term “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc.

The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, title insurance, and a full range of personal and corporate insurance products. Financial and other information by segment is included in Note 16 - Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Developments in the Company’s Business

Since January 1, 2006, the Company’s business has grown through both organic internal growth and acquisitions. Effective January 1, 2006, the Company completed its acquisition of Stone City Bancshares, Inc. and its subsidiary Stone City Bank of Bedford, Indiana, and effective October 1, 2006, the Company completed the acquisition of the insurance agency business of Keach and Grove Insurance, Inc. also of Bedford, Indiana. For a description of these acquisitions, see Note 18 to the consolidated financial statements included in Item 8 of this Report, which description is incorporated into this Item 1 by reference. During the first quarter of 2007, the Company established its first branch in Bloomington, Indiana, which is located in Monroe County, Indiana (immediately north of Lawrence County, in which Bedford is located). As a result of this acquisition and branching activity, the Company now operates in both the Bloomington (Monroe County) and Bedford (Lawrence County) banking markets.

In addition, during the second quarter of 2006, the Company purchased a non-controlling investment in the common stock of a small banking company based in Dana, Indiana (near Terre Haute, Indiana) that has since branched into Lafayette, Indiana. As a result of making this investment, the Company has the opportunity to bid to purchase participations in loans that may be originated by this other banking company from time to time, if and to the extent that the banking company desires to sell participations in such loans to third parties. During the fourth quarter of 2006, the Company expanded its agricultural lending business by acquiring the Southern Indiana based agricultural loan portfolio of a regional banking company.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

1) Name	2) Type of Business	3) Principal Office Location
German American Bancorp	Commercial Bank	Jasper, IN
First Title Insurance Company	Title Insurance Agency	Vincennes, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Petersburg, IN
German American Financial Advisors & Trust Company	Trust, Brokerage, Financial Planning	Jasper, IN

Two of these subsidiaries (German American Bancorp and German American Insurance, Inc.) do business in the various communities served by the Company under distinctive trade names that relate to the names under which the Company (or a predecessor) has done banking and insurance business with the public in those communities in prior years.

Competition.

The industries in which the Company operates are highly competitive. The Company’s subsidiary bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana and elsewhere. The Company’s subsidiaries compete with commercial banks, savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. Many of these banks and other organizations have substantially greater resources than the Company.

Employees.

At March 1, 2007 the Company and its subsidiaries employed approximately 395 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

Regulation and Supervision.

The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is required to file with the FRB annual reports and such additional information as the FRB may require. The FRB may also make examinations or inspections of the Company. Under FRB policy, the Company is expected to act as a source of financial strength to its bank subsidiary and to commit resources to support that subsidiary even in circumstances where the Company might not do so absent such an FRB policy.

The Company’s subsidiary bank is under the supervision of and subject to examination by the Indiana Department of Financial Institutions (“DFI”), and the Federal Deposit Insurance Corporation (“FDIC”). Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

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

Under the BHC Act, certain well-managed and well-capitalized bank holding companies may elect to be treated as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. These activities include underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. Banks may also engage through financial subsidiaries in certain of the activities permitted for financial holding companies, subject to certain conditions. The Company has not elected to become a financial holding company and its subsidiary bank has not elected to form financial subsidiaries.

The Company’s bank subsidiary and that bank’s subsidiaries may generally engage in activities that are permissible activities for state chartered banks under Indiana banking law, without regard to the limitations that might apply to such activities under the BHC Act if the Company were to engage directly in such activities at the parent company level or through parent company subsidiaries that were not also bank subsidiaries.

Indiana law and the BHC Act restrict certain types of expansion by the Company and its bank subsidiary. The Company and its subsidiaries may be required to apply for prior approval from (or give prior notice and an opportunity for review to) the FRB, the DFI, and/or other bank regulatory or other regulatory agencies, as a condition to the acquisition or establishment of new offices, or the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

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

The Company and its bank subsidiary are required by law to maintain minimum levels of capital. These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios. The Company and its bank subsidiary each significantly exceeded the minimum required capital levels for each measure of capital adequacy as of December 31, 2006. See Note 9 to the Company’s consolidated financial statements that are presented in Item 8 of this Report, which Note 9 is incorporated herein by reference.

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991. The category to which the most highly capitalized institutions are assigned is termed “well-capitalized.” Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or “core”, capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order or directive from its regulator relative to meeting and maintaining a specific capital level. On December 31, 2006, the Company had a total risk-based capital ratio of 10.66%, a Tier 1 risk-based capital ratio of 8.69% (based on Tier 1 capital of $77,926,000 and total risk-weighted assets of $896,450,000), and a leverage ratio of 7.41%. The Company’s affiliate bank met all of the requirements of the “well-capitalized” category. In addition the Company meets the requirements of the FRB to be considered a “well-capitalized” bank holding company. Accordingly, the Company does not expect these regulations to significantly impact operations.

The Company is a corporation separate and distinct from its bank and other subsidiaries. Most of the Company’s revenues will be received by it in the form of dividends, fees, and interest paid by its bank subsidiary. This subsidiary is subject to statutory restrictions on its ability to pay dividends. The FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries that enable it to prevent or remedy actions that in its view may represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. The FDIC and DFI possess similar enforcement powers over the bank subsidiary of the Company for which they have supervision. The “prompt corrective action” provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

Internet Address; Internet Availability of SEC Reports.

The Company’s Internet address is www.germanamericanbancorp.com.

The Company makes available, free of charge through the Investors section of its Internet website, a link to the Internet website of the Securities and Exchange Commission (SEC) by which the public may view the Company’s annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the SEC.

Forward-Looking Statements and Associated Risks.

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

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

Readers are cautioned that, by their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in Item 1A, “Risk Factors,” and in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; acquisitions of other businesses or intangible customer relationships of other companies by the Company and costs of integrations of such acquired businesses and intangible customer relationships; the introduction, withdrawal, success, and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment, and deposit practices; changes in fiscal, monetary, and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other SEC filings from time to time when considering any forward-looking statement.

Item 1A. Risk Factors.

While we a have a history of profitability and operate in mature industries with capital that substantially exceeds the requirements of bank regulatory agencies, an investment in our common stock (like an investment in the equity securities of any business enterprise) is subject to investment risks and uncertainties. The following describes some of the principal risks and uncertainties to which we and our assets and businesses are subject; other risks are briefly identified in our cautionary statement that is included “Forward-Looking Statements and Associated Risks” in Part I, Item 1, “Business.” Although we seek ways to manage these risks and uncertainties and to develop programs to control those that we can, we ultimately cannot predict the future. Future results may differ materially from past results, and from our expectations and plans.

If our actual loan losses exceed our estimates, our earnings and financial condition will be impacted.

A significant source of risk for any bank or other enterprise that lends money arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail (because of financial difficulties or other reasons) to perform in accordance with the terms of their loan agreements. In our case, we originate many loans that are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination, natural disasters, and other external events. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements, that we believe are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying our credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations or liquidity. For additional information regarding our asset quality, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

We could be adversely affected by changes in interest rates.

Our earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on our business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, (“Quantitative and Qualitative Disclosures About Market Risk.”)

Our success is tied to the economic vitality of our Southern Indiana markets.

We conduct business from offices that are exclusively located in ten contiguous counties of Southern Indiana, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. Deterioration in economic conditions in this area could adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also Part I, Item 1, “Business --- Competition.”

We face substantial competition.

The banking and financial services business in our markets is highly competitive. We compete with much larger regional, national, and international competitors. In addition, new banks could be organized in our market area which might bid aggressively for new business to capture market share in these markets. Developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also “Competition,” and “Regulation and Supervision.”

Our business expansion and capital management strategies may be less successful than planned.

We from time to time consider opportunities to expand our business including strategies for launching new internal business initiatives and buying or investing in other businesses or business assets. Our earnings and financial condition could be adversely affected to the extent that the acquisitions or other business initiatives and strategies are not successful (or take longer than expected to achieve expected results) and such initiative or strategies could even result in losses. We also from time to time engage in activities (such as repurchasing and issuing our capital stock or other securities, and utilizing the borrowing capacity of our parent company to borrow funds from third party lenders on short and long term bases) in order to manage our capital structure and to finance acquisitions in a manner that we believe is most advantageous. These capital management activities and financing activities, however, also carry risks in the event that our business does not develop as expected or there are changes in the market for our common stock or in the capital and financial markets generally.

We operate in a highly regulated environment and changes in laws and regulations to which we are subject may adversely affect our results of operations.

The banking industry in which we operate is subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation, none of which is in our control. Significant new laws or changes in, or repeals of, existing laws (including changes in federal or state laws affecting corporate taxpayers generally or financial institutions specifically) could have a material adverse effect on our business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also Part I, Item 1, “Business -- Supervision and Regulation of Banking Activities.”

The manner in which we report our financial condition and results of operations may be affected by accounting changes.

Our financial condition and results of operations that are presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon our accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change, and the effect of any change in estimates or judgments that might be caused by future developments or resolution of uncertainties could be materially adverse to our reported financial condition and results of operations. See the discussion of critical accounting policies and estimates that we have determined to be the most susceptible to change in the near term that is included in the section captioned “Critical Accounting Policies and Estimates” in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for a complete discussion. In addition, authorities that prescribe accounting principles and standards for public companies from time to time change those principles or standards or adopt formal or informal interpretations of existing principles or standards, which changes or interpretations (to the extent applicable to us) could result in changes that would be materially adverse to our reported financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of its bank subsidiary, German American Bancorp, at 711 Main Street, Jasper, Indiana. The main office building contains approximately 23,600 square feet of office space. The Company’s subsidiaries conduct their operations from 36 other locations in Southern Indiana.

Item 3. Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2006 to a vote of security holders, by solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

German American Bancorp, Inc.’s stock is traded on NASDAQ’s Global Select Market under the symbol GABC. The quarterly high and low closing prices for the Company’s common stock as reported by NASDAQ and quarterly cash dividends declared and paid are set forth in the table below.

	2006			2005
	High	Low	Cash Dividend	High	Low	Cash Dividend

Fourth Quarter	$14.41	$13.59	$0.140	$13.64	$12.71	$0.140
Third Quarter	$14.39	$12.89	$0.140	$14.74	$13.30	$0.140
Second Quarter	$13.65	$12.90	$0.140	$15.21	$12.53	$0.140
First Quarter	$13.70	$12.83	$0.140	$15.98	$15.18	$0.140
			$0.560			$0.560

The Common Stock was held of record by approximately 3,425 shareholders at March 1, 2007.

Cash dividends paid to the Company’s shareholders are primarily funded from dividends received by the Company from its bank subsidiary. The declaration and payment of future dividends will depend upon the earnings and financial condition of the Company and its subsidiaries, general economic conditions, compliance with regulatory requirements affecting the ability of the bank subsidiary to declare dividends, and other factors.

Transfer Agent:	UMB Bank, N.A.	Shareholder	Terri A. Eckerle
	Securities Transfer Division	Information and	German American Bancorp, Inc
	P.O. Box 410064	Corporate Office:	P. O. Box 810
	Kansas City, MO 64141-0064 Contact: Shareholder Relations (800) 884-4225		Jasper, Indiana 47547-0810 (800) 482-1314 (812) 482-1314

Stock Performance Graph

The following graph compares the Corporation’s five-year cumulative total returns with those of the Russell 2000 Stock Index and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 2006, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index is an index consisting of the 1,001st through 3,000th largest United States traded stocks, based on market capitalization, which is annually reconstituted at the end of each June. The Company’s stock was included in the Russell 2000 Index as it was constituted from July 2001 through June 2005.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2006.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 2006	—	—	—	272,789
November 2006	—	—	—	272,789
December 2006	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2006 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2006.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data).

	2006	2005	2004	2003		2002
Summary of Operations:
Interest Income	$63,594	$50,197	$47,710	$50,619		$60,494
Interest Expense	27,398	17,984	16,471	21,084		28,492
Net Interest Income	36,196	32,213	31,239	29,535		32,002
Provision for Loan Losses	925	1,903	2,015	811		1,115
Net Interest Income after Provision
For Loan Losses	35,271	30,310	29,224	28,724		30,887
Non-interest Income	15,390	14,194	9,620 (1)	12,934		9,509
Non-interest Expense	36,456	31,448	30,609	32,219	(2)	28,967
Income before Income Taxes	14,205	13,056	8,235	9,439		11,429
Income Tax Expense	3,984	3,335	996	1,271		1,987
Net Income	$10,221	$9,721	$7,239	$8,168		$9,442

Year-end Balances:
Total Assets	$1,093,424	$946,467	$942,094	$925,946		$957,005
Total Loans, Net of Unearned Income	796,259	651,956	629,793	611,866		610,741
Total Deposits	867,618	746,821	750,383	717,133		707,194
Total Long-term Debt	68,333	66,606	69,941	76,880	(2)	121,687
Total Shareholders’ Equity	92,391	82,255	83,669	83,126	(3)	104,519

Average Balances:
Total Assets	$1,029,838	$925,851	$927,528	$938,992		$1,000,167
Total Loans, Net of Unearned Income	715,260	634,526	622,240	618,340		644,990
Total Deposits	814,440	730,220	731,467	711,310		718,763
Total Shareholders’ Equity	88,451	84,479	82,558	87,703	(3)	103,301

Per Share Data (4):
Net Income	$0.93	$0.89	$0.66	$0.73	(3)	$0.79
Cash Dividends	0.56	0.56	0.56	0.53		0.51
Book Value at Year-end	8.39	7.73	7.68	7.60	(3)	8.72

Other Data at Year-end:
Number of Shareholders	3,438	3,494	3,219	3,198		3,299
Number of Employees	397	367	372	383		390
Weighted Average Number of Shares (4)	10,994,739	10,890,987	10,914,622	11,176,766	(3)	12,007,009

Selected Performance Ratios:
Return on Assets	0.99%	1.05%	0.78%	0.87%		0.94%
Return on Equity	11.56%	11.51%	8.77%	9.31	%(3)	9.14%
Equity to Assets	8.45%	8.69%	8.88%	8.98	%(3)	10.92%
Dividend Payout	60.30%	62.83%	84.46%	73.26%		64.99%
Net Charge-offs to Average Loans	0.50%	0.26%	0.24%	0.14%		0.19%
Allowance for Loan Losses to Loans	0.90%	1.42%	1.40%	1.35%		1.36%
Net Interest Margin	3.96%	3.92%	3.86%	3.61%		3.67%

(1)
In 2004, the Company recognized a $3.7 million non-cash pre-tax charge (which reduced Non-interest Income) for the other-than-temporary decline in value of its FHLMC and FNMA preferred stock portfolio. In 2006, the Company sold these same FHLMC and FNMA preferred stocks and recognized a pre-tax gain of $951.

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

Year to year financial information comparability is affected by the purchase accounting treatment for mergers and acquisitions. See Note 18 to the Company’s consolidated financial statements included in Item 8 of this Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC. The principal subsidiary of German American Bancorp, Inc., is its banking subsidiary, German American Bancorp, which operates through six community banking affiliates with 30 retail banking offices in the ten contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Monroe, Perry, Pike, and Spencer. German American Bancorp, Inc., also owns a trust, brokerage, and financial planning subsidiary, which operates from the banking offices of the bank subsidiary, and two insurance agencies with six insurance agency offices throughout its market area.

Throughout this Management’s Discussion and Analysis, as elsewhere in this report, when we use the term “Company”, we will usually be referring to the business and affairs (financial and otherwise) of the Company and its subsidiaries and affiliates as a whole. Occasionally, we will refer to the term “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc.

The information in this Management’s Discussion and Analysis is presented as an analysis of the major components of the Company’s operations for the years 2004 through 2006 and its financial condition as of December 31, 2006 and 2005. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

The statements of management’s expectations and goals concerning the Company’s future operations and performance that are set forth in the following Management Overview and in other sections of this Item 7 are forward-looking statements, and readers are cautioned that these forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that is expressed or implied by any forward-looking statement. This Item 7, as well as the discussions in Item 1 (“Business”) entitled “Forward-Looking Statements and Associated Risks” and in Item 1A (“Risk Factors”) (which discussions are incorporated in this Item 7 by reference) list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any such forward-looking statements.

MANAGEMENT OVERVIEW

The Company’s net income increased 5% in 2006 compared with 2005. The Company’s 2006 net income totaled $10,221,000, or $0.93 per share, compared with $9,721,000, or $0.89 per share, for 2005. Current year earnings were positively affected by increases within the Company’s net interest income and non-interest income as well as a reduced level of provision for loan losses. The improvement in the level of net interest income was largely attributable to strong loan growth. Loans outstanding grew by $145.1 million or 22% during 2006. The increase in non-interest income was primarily credited to the gain derived from the sale of the Company’s portfolio of agency-issued preferred stock during the third quarter of 2006 and an increased level of insurance revenues. An offsetting factor to these positive earnings contributors was an increased level of non-interest related operating expenses due in large part to the inclusion of the recent banking and insurance acquisitions.

Effective January 1, 2006, the Company completed the acquisition of Stone City Bancshares, Inc. which was in an adjacent market to its primary market area and effective October 1, 2005, the Company completed the in-market acquisition of PCB Holding Company. In addition to these acquisitions, during the three-year period ended December 31, 2006, the Company invested in non-controlling interests in the common stocks of four separate banking companies that operate in the Indianapolis, Evansville, Louisville, and Terre Haute/Lafayette (Indiana) banking markets. As a result of making these four non-controlling investments, the Company has the opportunity to bid to purchase participations in loans that may be originated by these other banking companies from time to time, if and to the extent that the banking company desires to sell participations in such loans to third parties. During the fourth quarter of 2006, the Company expanded its agricultural lending business by acquiring the Southern Indiana-based agricultural loan portfolio of a regional banking company. Finally, effective October 1, 2006, the Company completed the acquisition of the insurance agency business of Keach and Grove Insurance, Inc. of Bedford, Indiana which was in the market of the Company’s recent banking acquisition of Stone City Bancshares, Inc. These acquisitions, purchases and investments have been undertaken to supplement organic growth within the Company’s primary markets. Management expects to continue to pursue similar strategic acquisition and investing opportunities should opportunities become available.

Effective September 30, 2006, the Company combined the charters of its six subsidiary banks into a single bank charter in order to simplify its corporate structure and better serve its customers, while retaining local direction of affiliate bank operations under the existing distinctive bank trade names in each of the markets served by the Company.

MERGERS AND ACQUISITIONS

On October 1, 2005 PCB Holding Company (“PCB”) merged with and into the Company. PCB’s sole banking subsidiary, Peoples Community Bank, operated two banking offices in Tell City, Indiana. PCB’s assets and equity (unaudited) as of September 30, 2005 totaled $34.6 million and $4.8 million, respectively. Under the terms of the merger, the shareholders of PCB received an aggregate of 257,029 shares of common stock of the Company valued at approximately $3.5 million and approximately $3.2 million of cash, representing a total transaction value of $6.7 million. This merger was accounted for under the purchase method of accounting.

On January 1, 2006, Stone City Bancshares, Inc. (“Stone City”) merged with and into the Company, and as a result acquired all of the stock of Stone City’s sole banking subsidiary, Stone City Bank of Bedford, Indiana, which operated two banking offices in Bedford, Indiana. Stone City’s assets and equity as of December 31, 2005 totaled $61.2 million and $5.4 million, respectively. Under the terms of the merger, the shareholders of Stone City received aggregate cash payments of approximately $6.4 million and 349,468 common shares of the Company valued during a pre-closing valuation period of approximately $4.6 million, representing a total transaction value of approximately $11.0 million. This merger was accounted for under the purchase method of accounting.

On October 1, 2006 the Company acquired substantially all of the assets, net of certain assumed liabilities of Keach and Grove Insurance, Inc. of Bedford, Indiana. The agency operations became a part of German American Insurance, Inc., the Company’s property and casualty insurance entity. The purchase price for this transaction was $2.26 million in cash. This merger was accounted for under the purchase method of accounting.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp, Inc. presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale, and the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

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

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carryback and carryforward periods, including consideration of available tax planning strategies. As of December 31, 2006, the Company had a deferred tax asset of $1.9 million representing various tax credit carryforwards. Based on the long carryforward periods available, management has assessed it more likely than not that these credits will be realized and no valuation allowance has been established on this asset.

Loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the views of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment.

During the first quarter of 2005, the Company received notices of proposed assessments of unpaid financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and vigorously defended its position that the income of the Nevada subsidiaries was not subject to the Indiana financial institutions tax. Therefore, no tax provision was recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the year ended December 31, 2006.

During the first quarter of 2007, the Company and the Indiana Department of Revenue entered into an agreement regarding the proposed assessment for tax years 2001 and 2002. As a result of this agreement the Company was not required to pay any tax liability as assessed by the Indiana Department of Revenue for tax years 2001 and 2002. In addition, tax years 2001 and 2002 are closed to further examination.

RESULTS OF OPERATIONS

NET INCOME

Net income increased $500,000 or 5% to $10,221,000 or $0.93 per share in 2006 compared to $9,721,000 or $0.89 per share during 2005. The increase in net income during 2006 compared with 2005 was attributable principally to an increase in net interest income of $3,983,000, a reduction in provision for loan losses of $978,000, and a gain on the sale of the Company’s portfolio of agency preferred stock of $951,000, which were partially mitigated by an increase of $5,008,000 in non-interest expense. The increases in net interest income and non-interest expenses were largely attributable to acquisitions of PCB Holding Company and Stone City Bancshares, Inc., which are discussed in Note 18 to the consolidated financial statements included in Item 8 of this Report.

Net income increased $2,482,000 or 34% to $9,721,000 or $0.89 per share in 2005 compared to $7,239,000 or $0.66 per share during 2004. The earnings increase was largely attributable to the inclusion in 2004’s results of an after-tax charge of $2,430,000 or $0.23 per share, related to other-than-temporary impairment of the Company’s portfolio of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) preferred stocks. In addition to the effect of the securities impairment charge, the earnings comparison of 2005 to 2004 was positively impacted by improvements in net interest income of $974,000, as well as increases in the level of other non-interest income. Non-interest income, excluding the impairment charge on equity securities in 2004, increased by approximately $891,000 in 2005 compared to 2004. Those increases were partially mitigated by increased non-interest expense of $839,000, a significant portion of which related to increased employee health insurance costs, and increased income tax expense of $2,339,000 ($1,087,000 excluding the tax effect of the impairment charge in 2004).

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

Net interest income increased $3,983,000 or 12% (an increase of $3,809,000 or 11% on a tax-equivalent basis) for the year ended 2006 compared with 2005. The increase in net interest income was primarily attributable to an increased level of average earning assets and an increased net interest margin for the year ended 2006 compared with 2005. The higher level of earning assets was primarily attributable to an increase in the average level of loans outstanding that resulted from new loan activity and from the previously discussed banking acquisitions completed effective October 1, 2005 and effective January 1, 2006. Average earning assets totaled $941.6 million during 2006 compared with $853.3 million during 2005.

For 2006, the net interest margin increased to 3.96% compared to 3.92% during 2005. Net interest margin is tax equivalent net interest income expressed as a percentage of average earning assets. The Company’s yield on earning assets totaled 6.87% compared with a cost of funds (expressed as a percentage of average earning assets) of 2.91% producing the net interest margin of 3.96% for the year ended December 31, 2006. The Company’s yield on earning assets was 6.03% compared with a cost of funds of 2.11% netting to a net interest margin of 3.92% for the year ended December 31, 2005.

Net interest income increased $974,000 or 3% ($576,000 or 2% on a tax-equivalent basis) in 2005 compared with 2004. For 2005, the net interest margin increased to 3.92% compared with 3.86% in 2004. The Company’s increase in net interest income during 2005 compared with 2004 was largely attributable to the increase in the net interest margin. The Company’s yield on earning assets increased to 6.03% during 2005 compared with 5.79% for 2004. The increased yield on earning assets was primarily attributable to higher short-term interest rates and an increased level of loans outstanding during 2005 compared with 2004. The Company’s cost of funds (expressed as a percentage of average earning assets) during 2005 was 2.11% compared with 1.93% for 2004. The increase in the cost of funds was due to a rise in short-term market interest rates tempered by an increased level of non-maturity deposits including non-interest bearing demand accounts, less reliance on time deposits and borrowings and a decline in interest rates on outstanding borrowings from the Federal Home Loan Bank due to repayments of higher-cost advances that were outstanding in 2004.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis / dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Principal	Income/	Yield /	Principal	Income/	Yield /	Principal	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Federal Funds Sold and Other
Short-term Investments	$10,971	$545	4.97%	$10,632	$316	2.97%	$10,635	$129	1.21%

Securities:
Taxable	174,007	7,763	4.46%	161,499	5,954	3.69%	161,601	5,455	3.38%
Non-taxable	41,312	2,721	6.59%	46,666	3,297	7.07%	57,729	4,347	7.53%
Total Loans and Leases (2)	715,260	53,621	7.50%	634,526	41,860	6.60%	622,240	39,407	6.33%

TOTAL INTEREST
EARNING ASSETS	941,550	64,650	6.87%	853,323	51,427	6.03%	852,205	49,338	5.79%

Other Assets	97,570			81,771			83,960
Less: Allowance for Loan Losses	(9,282)			(9,243)			(8,637)

TOTAL ASSETS	$1,029,838			$925,851			$927,528

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest-Bearing Demand Deposits	$140,786	$2,625	1.86%	$137,318	$1,436	1.05%	$121,173	$557	0.46%
Savings Deposits	174,095	4,263	2.45%	156,820	2,212	1.41%	163,272	1,188	0.73%
Time Deposits	369,800	14,441	3.91%	314,420	9,741	3.10%	330,898	10,002	3.02%
FHLB Advances and
Other Borrowings	113,559	6,069	5.34%	98,932	4,595	4.64%	101,067	4,724	4.67%

TOTAL INTEREST-BEARING
LIABILITIES	798,240	27,398	3.43%	707,490	17,984	2.54%	716,410	16,471	2.30%

Demand Deposit Accounts	129,759			121,662			116,124
Other Liabilities	13,388			12,220			12,436
TOTAL LIABILITIES	941,387			841,372			844,970

Shareholders’ Equity	88,451			84,479			82,558

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$1,029,838			$925,851			$927,528

NET INTEREST INCOME		$37,252			$33,443			$32,867

NET INTEREST MARGIN			3.96%			3.92%			3.86%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $1,727, $1,326, and $1,442 for 2006, 2005, and 2004, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income - Rate/Volume Analysis:
(Tax-Equivalent basis, dollars in thousands)

	2006 compared to 2005			2005 compared to 2004
	Increase / (Decrease) Due to (1)			Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$10	$219	$229	$—	$187	$187
Taxable Securities	487	1,322	1,809	(3)	502	499
Non-taxable Securities	(362)	(214)	(576)	(794)	(256)	(1,050)
Loans and Leases	5,677	6,084	11,761	788	1,665	2,453
Total Interest Income	5,812	7,411	13,223	(9)	2,098	2,089

Interest Expense:
Savings and Interest-bearing Demand	274	2,966	3,240	61	1,842	1,903
Time Deposits	1,896	2,804	4,700	(506)	245	(261)
FHLB Advances and Other Borrowings	730	744	1,474	(99)	(30)	(129)
Total Interest Expense	2,900	6,514	9,414	(544)	2,057	1,513

Net Interest Income	$2,912	$897	$3,809	$535	$41	$576

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT - Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $925,000, $1,903,000, and $2,015,000, in 2006, 2005 and 2004, respectively.

The Company’s provision for loan losses declined during 2006 in conjunction with a decline in the Company’s level of non-performing loans. The largest factor in the Company’s ability to recognize the reduced level of provision for loan losses was the finalization of settlement of a previously identified large nonperforming credit in the second quarter of 2006. The Company recognized a charge-off of approximately $393,000 on this individual credit facility. The specific allocation as of year end 2005 was for considerably more than the level of charge-off allowing the Company to recover the balance of the specific allocation assigned to this credit. For further discussion of non-performing loans refer to “Risk Management - Lending and Loan Administration.”

Loan loss provision remained relatively stable during 2005 compared with 2004. While net charge-offs increased in 2005, a portion of the increase in charge-offs was provided for prior to 2005.

These provisions were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Refer also to the sections entitled CRITICAL ACCOUNTING POLICIES AND ESTIMATES and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for loan losses.

NON-INTEREST INCOME

During 2006, Non-interest Income totaled $15,390,000, an increase of 8% compared with 2005. The increase during 2006 was largely attributable to the gain on the sale of the Company’s FHLMC and FNMA preferred stock portfolio and an increase in revenues generated by the Company’s insurance operations. During 2005, all categories of Non-interest Income increased. Non-interest Income for 2005 was $14,194,000, an increase of $4,574,000 or 48%, as compared to $9,620,000 in 2004. The increase in 2005 was predominantly attributable to an other-than-temporary impairment charge on the Company’s FHLMC and FNMA preferred stock portfolio recognized in the fourth quarter of 2004.

	Years Ended December 31,			% Change From Prior Year
Non-interest Income (dollars in thousands)	2006	2005	2004	2006	2005

Trust and Investment Product Fees	$2,210	$2,081	$2,046	6%	2%
Service Charges on Deposit Accounts	3,901	3,723	3,537	5	5
Insurance Revenues	5,094	4,703	4,666	8	1
Other Operating Income	2,384	2,687	2,074	(11)	30
Subtotal	13,589	13,194	12,323	3	7
Net Gains on Sales of Loans and Related Assets	850	1,000	975	(15)	3
Net Gain / (Loss) on Securities	951	—	(3,678)	n/m(1)	n/m(1)
TOTAL NON-INTEREST INCOME	$15,390	$14,194	$9,620	8	48

(1)	n/m = not meaningful

Insurance Revenues increased 8% for 2006 as compared 2005. The increased Insurance Revenues were primarily the result of a higher level of contingency revenues during 2006 compared with 2005 and the revenues generated from the insurance agency acquisition completed in the fourth quarter of 2006. For more information on the business combination, see Note 18 to the Company’s consolidated financial statements included in Item 8 of this Report. Insurance Revenues remained relatively stable for the year ended December 31, 2005 compared with 2004.

For the year ended 2006, Other Operating Income declined 11% compared with 2005. The decline for the year ended December 31, 2006 was predominately due to a gain on the sale of a former branch facility of approximately $313,000 that was recorded during the second quarter of 2005 and a higher level of recovery of mortgage servicing rights impairment charges during 2005 than during 2006. For the year ended 2005, Other Operating Income increased 30% as compared to the prior year. The increase during 2005 compared with 2004 was primarily due to the aforementioned gain from the sale of a former branch facility and a higher level of impairment recovery for mortgage servicing rights.

Net Gains on Sales of Loans and Related Assets declined 15% during 2006 following an increase of 3% in 2005. Loan sales for 2006, 2005, and 2004 were $55.6 million, $64.1 million, and $61.4 million, respectively. The decline during 2006 compared with the 2005 was largely due to a reduced level of sales of residential mortgage loans and a lower margin on those loans sold in the secondary market. The decline in gains from the sales of loans was somewhat offset by the sale of the Company’s mortgage servicing rights portfolio during the second quarter of 2006. The Company sold its mortgage servicing rights relating to approximately $344.5 million of mortgage loans serviced for others for a total sales price of $3.6 million resulting in a net gain of $198,000.

The Company recognized a gain on the sale of its portfolio of FHLMC and FNMA preferred stock during the third quarter of 2006. The gain from the sale of this agency preferred stock portfolio totaled $951,000. The portfolio had a book value at the time of the sale of approximately $12.1 million. The Company had previously recorded a non-cash other-than-temporary impairment charge of $3.7 million on this portfolio during 2004.

NON-INTEREST EXPENSE

For the year ended 2006, Non-interest Expense increased 16%. These increases in non-interest expense were largely attributable to the acquisitions of PCB Holding Company as of October 1, 2005 and Stone City Bancshares, Inc. as of January 1, 2006. For the year ended 2005, Non-interest Expense increased 3%.

	Years Ended December 31,			% Change From Prior Year
Non-interest Expense (dollars in thousands)	2006	2005	2004	2006	2005

Salaries and Employee Benefits	$21,491	$18,511	$17,814	16%	4%
Occupancy, Furniture and Equipment Expense	4,988	4,404	4,292	13	3
FDIC Premiums	108	101	106	7	(5)
Data Processing Fees	1,646	1,322	1,186	25	11
Professional Fees	1,786	1,703	1,690	5	1
Advertising and Promotion	940	784	888	20	(12)
Supplies	619	544	527	14	3
Other Operating Expenses	4,878	4,079	4,106	20	(1)
TOTAL NON-INTEREST EXPENSE	$36,456	$31,448	$30,609	16	3

Salaries and Employee Benefits increased 16% during 2006. The increase in Salaries and Employee Benefits Expense was primarily due to an increase in full-time equivalent employees attributable to the banking acquisitions completed effective October 1, 2005 and January 1, 2006 and to a lesser degree the insurance agency acquisition completed effective October 1, 2006. Also contributing to the increase in Salaries and Employee Benefits Expense to a lesser degree was the adoption of FAS 123R, “Share Based Payments,” as of January 1, 2006. In 2005, Salaries and Employee Benefits Expense increased 4%. The increase was primarily attributable to increased employee health insurance costs of $528,000.

Occupancy, Furniture and Equipment Expense increased 13% during 2006 compared with 2005. The increase was primarily attributable to the acquisition activity during 2005 and 2006. Occupancy, Furniture and Equipment Expense increased 3% in 2005. The increase was primarily attributable to a lowered amount of real estate and personal property tax expense recognized in 2004.

Data Processing Fees increased 25% during 2006 following an increase of 11% during 2005. These increases were largely attributable to the banking acquisition activity completed during 2005 and 2006. Advertising and Promotion expense increased 20% following a decline of 12% in 2005. The increase in 2006 compared with 2005 was largely attributable to the acquisition activity during 2006. The decline during 2005 was the result of more directed marketing campaigns during the year.

Other Operating Expenses increased 20% during 2006 following a modest decline of 1% during 2005. The increase was primarily attributable to a higher level of intangible amortization of $265,000 which resulted from the Company’s banking and insurance acquisitions during 2005 and 2006 and increased amortization and impairment charges during 2006 associated with one of the Company’s affordable housing limited partnership investments of $313,000. For further discussion of intangible amortization, see Note 18 to the Company’s consolidated financial statements included in Item 8 of this Report.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 28.0%, 25.5%, and 12.1%, respectively, in 2006, 2005, and 2004. The higher effective tax rate in 2006 compared with both 2005 and 2004 was the result of higher levels of before tax net income combined with a lower level of tax-exempt investment income and a lower level of tax credits generated by investments in affordable housing projects. The effective tax rate in all periods is lower than the blended statutory rate of 39.6%. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. See Note 11 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

Since December 31, 2001, the Company’s effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company’s formation of investment subsidiaries in the state of Nevada by four of the Company’s banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691,000 ($456,000 net of federal tax), including interest and penalties of approximately $100,000. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and vigorously defended its position that the income of the Nevada subsidiaries was not subject to the Indiana financial institutions tax. Therefore, no tax provision was recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the year ended December 31, 2006.

During the first quarter of 2007, the Company and the Indiana Department of Revenue entered into an agreement regarding the proposed assessment for tax years 2001 and 2002. As a result of this agreement the Company was not required to pay any tax liability as assessed by the Indiana Department of Revenue for tax years 2001 and 2002. In addition, tax years 2001 and 2002 are closed to further examination.

CAPITAL RESOURCES

The Company and its affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. The Company and its affiliate bank at year-end 2006 were categorized as well-capitalized as that term is defined by applicable regulations. The Company has agreed with its parent-company correspondent bank lender, JPMorgan Chase Bank, N.A., as a term of its credit facilities with that lender (see “SOURCES OF FUNDS - Parent Company Funding sources”, below) that it will maintain the capital ratios of the Company and its affiliate bank at levels that would qualify it as well-capitalized as that term is defined by the prompt corrective action regulations. See Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

The Company continues to maintain a strong capital position. Shareholders’ equity totaled $92.4 million and $82.3 million at December 31, 2006 and 2005, respectively. Total equity represented 8.5% and 8.7%, respectively, of year-end total assets. The Company paid cash dividends of $6.2 million and $6.1 million or $0.56 per share in 2006 and 2005. The increase in shareholders’ equity during 2006 compared with 2005 was primarily the result of retained earnings, shares issued in conjunction with the Stone City Bancshares, Inc. acquisition, and a reduction in the unrealized loss on available for sale securities.

USES OF FUNDS

LOANS

Total loans at year-end 2006 increased $145.1 million or 22% compared with year-end 2005 including increases in each category of loans. The Company’s commercial and industrial loans increased $82.6 million or 26% and agricultural based loans increased $47.5 million or 47% during 2006. Consumer loans increased $3.2 million or 2% and residential mortgage loans increased $11.8 million or 11% during 2006. The growth during 2006 was generated from a variety of sources, including approximately $55.0 million of internally generated growth, $48.0 million related to the acquisition of Stone City Bancshares, Inc., and $42.1 million from the purchase of a Southern Indiana-based agricultural loan portfolio of a regional banking company in December 2006.

Total loans at year-end 2005 increased $22.5 million or 4% compared with year-end 2004 including increases in each category of loans. The Company’s commercial and industrial loans increased $5.9 million or 2% and agricultural based loans increased $1.8 million or 2% during 2005. Consumer loans increased $6.7 million or 6% during 2005. Residential mortgage loans increased $8.1 million or 9% during 2005. This increase reversed a trend over the past several years and was due in large part to the acquisition of Peoples Community Bank during the fourth quarter of 2005.

The Company’s loan portfolio is diversified, with the heaviest concentration in commercial and industrial loans. The composition of the loan portfolio remained relatively stable at year-end 2006 compared with year-end 2005. The acquisition of the agricultural loan portfolio in December 2006 increased the concentration of agricultural based loans to approximately 19% of the total loan portfolio. The largest concentration of loans continued to be in commercial and industrial loans, which comprised 50% of the total loan portfolio at year-end 2006, compared with 49% in 2005. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio	December 31,
dollars in thousands	2006	2005	2004	2003	2002

Residential Mortgage Loans	$114,687	$102,891	$94,800	$110,325	$156,180
Agricultural Loans	148,872	101,355	99,557	92,095	84,984
Commercial and Industrial Loans	402,285	319,681	314,354	296,661	254,776
Consumer Loans	132,791	129,587	122,888	114,816	116,987
Total Loans	798,635	653,514	631,599	613,897	612,927
Less: Unearned Income	(2,376)	(1,558)	(1,806)	(2,031)	(2,186)
Subtotal	796,259	651,956	629,793	611,866	610,741
Less: Allowance for Loan Losses	(7,129)	(9,265)	(8,801)	(8,265)	(8,301)
Loans, Net	$789,130	$642,691	$620,992	$603,601	$602,440

Ratio of Loans to Total Loans:
Residential Mortgage Loans	14%	16%	15%	18%	26%
Agricultural Loans	19%	15%	16%	15%	14%
Commercial and Industrial Loans	50%	49%	50%	48%	41%
Consumer Loans	17%	20%	19%	19%	19%
Totals	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis. These out-of-market credits include participations that the Company may purchase from time to time in loans that are originated by the four banks in which the Company owns non-controlling common stock investments. These banks operate from headquarters in Indianapolis, Evansville, and Dana, Indiana (near Terre Haute) and Louisville, Kentucky; the bank in Dana, Indiana has branched into Lafayette, Indiana.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2006, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total

Commercial and Agricultural	$211,032	$229,485	$110,640	$551,157

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans maturing after one year	$96,265	$243,860

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

Investment Portfolio, at Amortized Cost	December 31,
dollars in thousands	2006	%	2005	%	2004	%

Federal Funds Sold and Short-term Investments	$5,935	3%	$5,287	3%	$24,354	11%
U.S. Treasury and Agency Securities	28,083	15	13,631	7	4,060	2
Obligations of State and Political Subdivisions	25,788	13	31,759	16	43,125	20
Asset- / Mortgage-backed Securities	125,340	66	128,602	65	131,614	60
Corporate Securities	—	—	500	n/m(1)	503	n/m(1)
Equity Securities	6,236	3	17,350	9	15,149	7
Total Securities Portfolio	$191,382	100%	$197,129	100%	$218,805	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, decreased $5.7 million at year-end 2006 compared with year-end 2005. The largest concentration in the investment portfolio continues to be in mortgage related securities. The Company’s level of obligations of state and political subdivisions declined $6.0 million or 19% during 2006 and $11.4 million or 26% during 2005. The decline in obligations of state and political subdivisions has been primarily the result of the Company’s strategy to not invest in these traditionally longer-term securities during periods of relatively low longer-term interest rates. The Company continues to believe that at the proper time, investment in tax-advantaged obligations of state and political subdivisions is prudent. However, in the relatively low longer-term interest rate environment, investments in these types of securities have not been undertaken.

The Company’s equity securities portfolio at year-end 2006 consisted of non-controlling common stock investments in five unaffiliated banking companies. In prior years the equity securities also included the Company’s portfolio of floating rate preferred stock issued by FHLMC and FNMA. The Company sold its portfolio of FHLMC and FNMA preferred stock during the third quarter of 2006. The gain from the sale of this agency preferred stock portfolio totaled $951,000. The portfolio had a book value at the time of the sale of approximately $12.1 million. The Company had previously recorded a non-cash other-than-temporary impairment charge of $3.7 million on this portfolio during 2004.

Investment Securities, at Carrying Value
dollars in thousands

	December 31,
Securities Held-to-Maturity:	2006	2005	2004
Obligations of State and Political Subdivisions	$6,135	$8,684	$13,318

Securities Available-for-Sale:

U.S. Treasury and Agency Securities	$28,133	$13,492	$4,034
Obligations of State and Political Subdivisions	19,928	23,527	30,621
Asset- / Mortgage-backed Securities	123,859	125,844	131,201
Corporate Securities	—	500	503
Equity Securities	7,302	17,787	15,317
Subtotal of Securities Available-for-Sale	179,222	181,150	181,676

Total Securities	$185,357	$189,834	$194,994

The Company’s $179.2 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not be interpreted as an indication that management anticipates such sales.

The amortized cost of debt securities at December 31, 2006 are shown in the following table by expected maturity. Asset- / mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2006 (dollars in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasuries and
Agencies	$3,005	3.14%	$25,078	5.05%	$—	N/A	$—	N/A
State and Political
Subdivisions	2,955	6.89%	7,813	7.27%	10,187	7.42%	4,833	7.49%
Asset- / Mortgage-backed
Securities	18,404	3.27%	85,686	4.61%	21,040	5.56%	210	3.52%
Corporate Securities	—	N/A	—	N/A	—	N/A	—	N/A

Totals	$24,364	3.69%	$118,577	4.88%	$31,227	6.17%	$5,043	7.32%

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2006. These contractual obligations primarily consisted of long-term borrowings with the FHLB and JPMorgan Chase Bank, N.A., time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

	Payments Due By Period
Contractual Obligations dollars in thousands	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Borrowings	$68,333	$11,277	$17,187	$23,817	$16,052
Time Deposits	400,257	291,532	96,658	9,533	2,534
Lease Commitments	567	201	267	99	—
Total	$469,157	$303,010	$114,112	$33,449	$18,586

SOURCES OF FUNDS

The Company’s primary source of funding is its base of core customer deposits. Core deposits consist of demand deposits, savings, interest-bearing checking, money market accounts, and certificates of deposit of less than $100,000. Other sources of funds are certificates of deposit of $100,000 or more, brokered deposits, overnight borrowings from other financial institutions and securities sold under agreement to repurchase. The membership of the Company’s affiliate bank in the Federal Home Loan Bank System (FHLB) provides a significant additional source for both long and short-term collateralized borrowings. In addition, the Company, as a separate and distinct corporation from its bank and other subsidiaries, also has the ability to borrow funds from other financial institutions. The following pages contain a discussion of changes in these areas.

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances dollars in thousands	December 31,			% Change From Prior Year
	2006	2005	2004	2006	2005
Demand Deposits
Non-interest Bearing	$129,759	$121,662	$116,124	7%	5%
Interest Bearing	140,786	137,318	121,173	3	13
Savings Deposits	61,453	66,091	65,757	(7)	1
Money Market Accounts	112,642	90,729	97,515	24	(7)
Other Time Deposits	276,815	242,887	268,842	14	(10)
Total Core Deposits	721,455	658,687	669,411	10	(2)
Certificates of Deposits of $100,000 or
more and Brokered Deposits	92,985	71,533	62,056	30	15
FHLB Advances and
Other Borrowings	113,559	98,932	101,067	15	(2)
Total Funding Sources	$927,999	$829,152	$832,534	12	n/m (1)

(1)  n/m = not meaningful

Maturities of certificates of deposit of $100,000 or more are summarized as follows (dollars in thousands):

	3 Months	3 thru	6 thru	Over
	Or Less	6 Months	12 Months	12 Months	Total

December 31, 2006	$54,351	$13,625	$31,918	$20,653	$120,547

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately 10% during 2006 following a 2% decline during 2005. The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products. Management believes that core deposits continue to represent a stable and viable funding source for the Company’s operations.

Demand, savings and money market deposits have provided a growing source of funding for the company in each of the periods reported. Average demand, savings and money market deposits totaled $444.6 million or 62% of core deposits in 2006 compared with $415.8 million or 63% in 2005 and $400.6 million or 60% in 2004.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits increased by 14% during 2006 following a decline of 10% in 2005. Other time deposits comprised 38% of core deposits in 2006 compared with 37% in 2005 and 40% in 2004.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds increased $14.6 million or 15% during 2006 following a decline of $2.1 million or 2% in 2005. Borrowings comprised approximately 12% of total funding sources in 2006, 2005, and 2004. The increase in average borrowed funds during 2006 was largely attributable to parent company borrowings that resulted from the banking acquisition activity during late 2005 and early 2006.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $21.5 million or 30% during 2006 following an increase of $9.5 million or 15% in 2005. Large certificates and brokered deposits comprised approximately 10% of total funding sources in 2006, 9% in 2005 and 7% in 2004. This type of funding is used as both long-term and short-term funding sources.

The bank subsidiary of the Company also utilizes short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within one day of the transaction date, and secured overnight variable rate borrowings from the FHLB. These borrowings represent an important source of short-term liquidity for the Company’s bank subsidiary. Long-term debt at the Company’s bank subsidiary is in the form of FHLB advances, which are secured by the pledge of certain investment securities and residential mortgage loans. See Note 8 to the Company’s consolidated financial statements included in Item 8 of this Report for further information regarding borrowed funds.

PARENT COMPANY FUNDING SOURCES

The Company is a corporation separate and distinct from its bank and other subsidiaries. For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 17 to the Company’s consolidated financial statements included in Item 8 of this Report.

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings, which are discussed in detail below.

On December 29, 2006, the Company and JPMorgan Chase Bank, N.A. (the “Lender”) executed and delivered to each other a Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement (“Restated Agreement”), and the Company executed and delivered to the Lender a $10 million Subordinated Debenture, a $10 million Term Note and a $15 million Revolving Note pursuant to the Restated Agreement to evidence its obligations for amounts that may from time to time be borrowed thereunder. The Company’s obligations under the Term Note and Revolving Note are secured by a pledge of all of the Company’s stock in its sole depository institution subsidiary, German American Bancorp, pursuant to a pledge agreement.

The Restated Agreement established new credit facilities that replace the Company’s prior credit facilities with the Lender. Among other changes, the Restated Agreement (a) continued through January 1, 2008 the Company’s ability under the Prior Agreement to access a $15 million revolving credit line in order to support parent company liquidity needs from time to time, all of which was available for borrowing as of December 31, 2006; (b) restructured $10 million of the prior $25 million term loan as a new subordinated seven-year loan that is intended to qualify as Tier 2 capital for regulatory capital purposes; and (c) lengthened the maturity schedule for repaying another $10 million of the prior $25 million term loan. The remaining $5 million of the $25 million that was outstanding under the term loan with this lender was prepaid by the Company on December 29, 2006, from parent company working capital.

The new term loan established under the Restated Agreement is evidenced by a new term note in the principal amount of $10 million, which matures on the following schedule: $1.0 million principal amount payable on January 1, 2008 and $1.5 million payable on January 1 of each of the years 2009 through 2014, inclusive. Interest is payable quarterly on the outstanding principal balance.

The new subordinated loan established under the Restated Agreement is evidenced by a subordinated debenture in the principal amount of $10 million, and matures in a single installment of principal on January 1, 2014. Interest is payable quarterly on the outstanding principal balance.

The new revolving loan established under the Restated Agreement is evidenced by a new revolving note in the principal amount of $15 million, and matures on January 1, 2008, at which time all amounts borrowed under the revolving loan will become due and payable. Interest is payable quarterly on the outstanding principal balance.

Pursuant to the Restated Agreement, the Company made certain representations and warranties to the Lender, and agreed to comply with certain affirmative and negative covenants with the Lender, which are substantially the same as the representations, warranties, and covenants that were included in the Prior Agreement. Among the affirmative covenants are provisions requiring that (a) the Company maintain the capital ratios of the Company and of its subsidiary bank(s) at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies, and (b) the Company maintain a consolidated ratio of (i) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (ii) the sum of the Company’s loans plus OREO, of not greater than 3.25%. At December 31, 2006, this ratio was 1.32%.

Among the Company’s negative covenants are provisions that generally prohibit the Company and its subsidiaries, without the consent of the Lender, from (a) becoming liable in respect of any indebtedness for borrowed money, other than in the ordinary course of business of the bank subsidiaries, (b) incurring liens on their assets, other than to secure borrowings in the ordinary course of business of the bank subsidiaries, (c) issuing trust preferred securities, and (d) acquiring other businesses in acquisition transactions that would be significant when measured by certain size restrictions described by the Restated Agreement.

Upon the occurrence of an event of default under the Restated Agreement, the Lender may terminate the availability of future credit under the revolving loan facility and declare all amounts outstanding under the revolving loan and term loan to be due and payable in full. In addition, in certain limited circumstances defined by the Restated Agreement, an event of default may entitle the Lender to declare all amounts outstanding under the subordinated loan to be due and payable in full.

See Note 8 to the Company’s consolidated financial statements included in Item 8 of this Report for further information regarding the parent company borrowed funds.

RISK MANAGEMENT

The Company is exposed to various types of business risk on an on-going basis. These risks include credit risk, liquidity risk and interest rate risk. Various procedures are employed at the Company’s affiliate banks to monitor and mitigate risk in the loan and investment portfolios, as well as risks associated with changes in interest rates. Following is a discussion of the Company’s philosophies and procedures to address these risks.

LENDING AND LOAN ADMINISTRATION

Primary responsibility and accountability for day-to-day lending activities rests with the Company’s subsidiary bank. Loan personnel at the subsidiary bank have the authority to extend credit under guidelines approved by the bank’s board of directors. The executive loan committee serves as a vehicle for communication and for the pooling of knowledge, judgment and experience of its members. The committee provides valuable input to lending personnel, acts as an approval body, and monitors the overall quality of the bank’s loan portfolio. The Corporate Risk Management Committee, comprised of members of the Company’s and its subsidiary bank’s executive officers and board of directors, strives to ensure a consistent application of the Company’s lending policies. The Company also maintains a comprehensive risk-grading and loan review program, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

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

Allowance for Loan Losses dollars in thousands	Years Ended December 31,
	2006	2005	2004	2003	2002
Balance of allowance for possible
losses at beginning of period	$9,265	$8,801	$8,265	$8,301	$8,388
Loans charged-off:
Residential Mortgage Loans	184	238	292	360	437
Agricultural Loans	—	3	—	42	89
Commercial and Industrial Loans	3,059	1,278	904	571	183
Consumer Loans	705	624	654	658	876
Total Loans charged-off	3,948	2,143	1,850	1,631	1,585

Recoveries of previously charged-off Loans:
Residential Mortgage Loans	35	58	24	220	66
Agricultural Loans	30	53	11	56	2
Commercial and Industrial Loans	98	205	118	316	59
Consumer Loans	240	149	218	192	256
Total Recoveries	403	465	371	784	383

Net Loans recovered / (charged-off)	(3,545)	(1,678)	(1,479)	(847)	(1,202)
Additions to allowance charged to expense	925	1,903	2,015	811	1,115
Allowance from Acquired Subsidiary	484	239	—	—	—
Balance at end of period	$7,129	$9,265	$8,801	$8,265	$8,301

Net Charge-offs to Average Loans Outstanding	0.50%	0.26%	0.24%	0.14%	0.19%
Provision for Loan Losses to Average Loans Outstanding	0.13%	0.30%	0.32%	0.13%	0.17%
Allowance for Loan Losses to Total Loans at Year-end	0.90%	1.42%	1.40%	1.35%	1.36%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Residential Mortgage Loans	$341	$710	$790	$839	$1,126
Agricultural Loans	1,001	822	982	704	781
Commercial and Industrial Loans	5,134	6,486	5,906	5,358	4,687
Consumer Loans	602	1,127	1,043	1,158	1,140
Unallocated	51	120	80	206	567

Total Loans	$7,129	$9,265	$8,801	$8,265	$8,301

The allowance for loan losses at year-end 2006 declined to $7.1 million or 0.90% of total loans compared to $9.3 million or 1.42% of total loans at year-end 2005 and $8.8 million or 1.40% at year-end 2004. The decline in the allowance for loan losses was largely attributable to a higher level of net charge-offs, primarily related to commercial and industrial loans, during 2006 as compared with previous years. Net charge-offs increased to $3.5 million or 0.50% of average loans outstanding during 2006. This level compares to $1.7 million or 0.26% of average loans outstanding in 2005 and $1.5 million or 0.24% of average loans outstanding during 2004. The increase in the level of net charge-offs during 2006 was primarily attributable to three commercial credit facilities. The increased level of net charge-offs during 2006 and to a lesser degree in 2005 had been provided for during 2004 and 2005. Therefore, the provision for loan loss declined by $978,000 in 2006 compared with 2005 while the loan loss provision remained relatively stable during 2005 compared with 2004.

The charge-off on the three previously mentioned credit facilities totaled approximately $2.5 million or approximately 0.35% of average loans outstanding. As of year-end 2005, the specific allocations on these credits totaled approximately $2.2 million or 0.34% of average loans outstanding while at year-end 2006 there were only nominal allocations for these credits due to the charge-off activity during 2006. These credit facilities are discussed in additional detail in the following section of this report titled NON-PERFORMING ASSETS.

The Company continues to monitor trends and patterns in loan charge-offs by various product types. Through use of migration analysis for commercial loans and continued analysis of charge-off information for homogenous loan pools, data as of and for the relevant time periods ended December 31, 2006, suggested a lower level of allowance was needed to support probable incurred loan losses. This, along with the previously discussed charge-offs, resulted in a lower level of allowance at year-end 2006.

Please see “RESULTS OF OPERATIONS - Provision for Loan Losses” and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES - Allowance for Loan Losses” for additional information regarding the allowance.

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

Non-performing Assets	December 31,
dollars in thousands	2006	2005	2004	2003	2002

Non-accrual Loans	$9,652	$14,763	$5,750	$1,817	$1,773
Past Due Loans (90 days or more)	—	944	831	962	1,095
Restructured Loans	—	—	—	—	365
Total Non-performing Loans	9,652	15,707	6,581	2,779	3,233
Other Real Estate	845	506	213	749	1,812
Total Non-performing Assets	$10,497	$16,213	$6,794	$3,528	$5,045

Non-performing Loans to Total Loans	1.21%	2.41%	1.04%	0.45%	0.53%
Allowance for Loan Losses to Non-performing Loans	73.86%	58.99%	133.73%	297.41%	256.76%

The Company’s level of overall non-performing assets declined by approximately $5.7 million and non-performing loans declined by approximately $6.1 million during 2006 compared with year-end 2005. The decline in the level of non-accrual loans largely resulted from the resolution of an approximately $4.2 million credit facility, which was extended to a borrower operating a retail grocery store chain. Under an approved bankruptcy plan, the Company was paid approximately 90% of the amount owed to it during April 2006. The remaining decline in non-accrual loans was principally the result of partial charge-offs that totaled $2.1 million on two other commercial credit facilities that remain in work-out status and are discussed in detail below.

The level of non-performing loans remains at higher than historic levels, but is largely attributable to two specific credit facilities that were placed on non-accrual status during 2005. The first of these credits is an approximately $881,000 loan (after a partial charge-off during 2006) to a manufacturing entity which has ceased operations. During the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction to an unrelated third party. The closing of this auction sale has been delayed on a number of instances as various covenants and conditions included in the sales agreement have not been fully performed or satisfied. Based on current information available, the Company expects that this sale will be completed by the end of the third quarter of 2007. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction.

The second of these specific credits, which totals approximately $3.6 million (after a partial charge-off during 2006), was extended to a borrower operating two hotel facilities. This credit is secured by a first priority lien on the hotel facilities. The Company has initiated foreclosure action and taken steps to place the properties under control of an independent management company upon receipt of title to the properties.

The Company will continue to assess the internal classification of these credits and the level of specific allocation of the loan loss reserve attributable to these credits based upon the best information that is available from time to time, including the status of the sale of the manufacturing facility and the status of the hotel facilities.

During 2005, the Company, in accordance with its standard methodology for the identification of potential problem credits, downgraded the internal risk classification on the above mentioned credits and placed them on non-accrual status. The net effect of this activity was to increase the level of non-performing loans for the Company at year-end 2005 as compared with year-end 2004. Interest income recognized on non-performing loans for 2006 was $351,000. The gross interest income that would have been recognized in 2006 on non-performing loans if the loans had been current in accordance with their original terms was $1,846,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The total dollar amount of impaired loans at December 31, 2006 was $8,155,000. For additional detail on impaired loans, see Note 3 to the Company’s consolidated financial statements included in Item 8 of this Report.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary bank to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiary, which are subject to certain regulatory limitations explained in Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report, as enhanced by its ability to draw upon term financing arrangements and a line of credit established by the parent company with a correspondent bank lender as described under “SOURCES OF FUNDS - Parent Company Funding Sources”, above. The affiliate bank’s source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank.

Interest rate risk is the exposure of the Company’s financial condition to adverse changes in market interest rates. In an effort to estimate the impact of sustained interest rate movements to the Company’s earnings, the Company monitors interest rate risk through computer-assisted simulation modeling of its net interest income. The Company’s simulation modeling monitors the potential impact to net interest income under various interest rate scenarios. The Company’s objective is to actively manage its asset/liability position within a one-year interval and to limit the risk in any of the interest rate scenarios to a reasonable level of tax-equivalent net interest income within that interval. The Company’s Asset/Liability Committee monitors compliance within established guidelines of the Funds Management Policy. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk section for further discussion regarding interest rate risk.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than stand-by letters of credit as disclosed in Note 14 to the Company’s consolidated financial statements included in Item 8 of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committees and Board of Directors. Primary market risks, which impact the Company’s operations, are liquidity risk and interest rate risk, as discussed above.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2006 the Company’s estimated NPV might be expected to decrease under both an increase or decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2006
Changes	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
in Rates	$ Amount	% Change	NPV Ratio	Change
+2%	$123,537	-5.53%	11.61%	(34	)b.p.
+1%	127,349	-2.61%	11.80%	(15	)b.p.
Base	130,763	—	11.95%	—
-1%	129,271	-1.14%	11.68%	(27	)b.p.
-2%	125,102	-4.33%	11.21%	(74	)b.p.

The above discussion, and the portions of MANAGEMENT’S DISCUSSION AND ANALYSIS in Item 7 of this Report that are referenced in the above discussion contain statements relating to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, simulation of the impact on net interest income from changes in interest rates. Actual results may differ materially from those expressed or implied therein as a result of certain risks and uncertainties, including those risks and uncertainties expressed above, those that are described in MANAGEMENT’S DISCUSSION AND ANALYSIS in Item 7 of this Report, and those that are described in Item 1 of this Report, “Business,” under the caption “Forward-Looking Statements and Associated Risks,” which discussions are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Shareholders
German American Bancorp, Inc.
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

Louisville, Kentucky	/s/ Crowe Chizek and Company LLC
February 27, 2007	Crowe Chizek and Company LLC

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,
	2006	2005
ASSETS
Cash and Due from Banks	$23,960	$27,644
Federal Funds Sold and Other Short-term Investments	5,735	5,287
Cash and Cash Equivalents	29,695	32,931

Interest-bearing Time Deposits with Banks	200	—
Securities Available-for-Sale, at Fair Value	179,222	181,150
Securities Held-to-Maturity, at Cost (Fair value of $6,192 and $8,811 on
December 31, 2006 and 2005, respectively)	6,135	8,684

Loans Held-for-Sale	1,601	1,901

Loans	798,635	653,514
Less: Unearned Income	(2,376)	(1,558)
Allowance for Loan Losses	(7,129)	(9,265)
Loans, Net	789,130	642,691

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	14,095
Premises, Furniture and Equipment, Net	23,245	20,233
Other Real Estate	845	506
Goodwill	9,655	3,813
Intangible Assets	4,924	2,388
Company Owned Life Insurance	21,710	19,067
Accrued Interest Receivable and Other Assets	16,441	19,008

TOTAL ASSETS	$1,093,424	$946,467

LIABILITIES
Non-interest-bearing Demand Deposits	$137,671	$130,383
Interest-bearing Demand, Savings, and Money Market Accounts	329,690	307,007
Time Deposits	400,257	309,431
Total Deposits	867,618	746,821

FHLB Advances and Other Borrowings	119,889	105,394
Accrued Interest Payable and Other Liabilities	13,526	11,997

TOTAL LIABILITIES	1,001,033	864,212

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,008	10,643
Additional Paid-in Capital	68,216	63,784
Retained Earnings	13,450	9,391
Accumulated Other Comprehensive Loss	(283)	(1,563)

TOTAL SHAREHOLDERS’ EQUITY	92,391	82,255
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,093,424	$946,467
End of period shares issued and outstanding	11,008,562	10,643,514

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
Dollars in thousands, except per share data

	Years ended December 31,
	2006	2005	2004
INTEREST INCOME
Interest and Fees on Loans	$53,490	$41,751	$39,257
Interest on Federal Funds Sold and Other Short-term Investments	545	316	129
Interest and Dividends on Securities:
Taxable	7,763	5,954	5,455
Non-taxable	1,796	2,176	2,869
TOTAL INTEREST INCOME	63,594	50,197	47,710

INTEREST EXPENSE
Interest on Deposits	21,329	13,389	11,747
Interest on FHLB Advances and Other Borrowings	6,069	4,595	4,724
TOTAL INTEREST EXPENSE	27,398	17,984	16,471
NET INTEREST INCOME	36,196	32,213	31,239
Provision for Loan Losses	925	1,903	2,015
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,271	30,310	29,224

NON-INTEREST INCOME
Trust and Investment Product Fees	2,210	2,081	2,046
Service Charges on Deposit Accounts	3,901	3,723	3,537
Insurance Revenues	5,094	4,703	4,666
Other Operating Income	2,384	2,687	2,074
Net Gains on Sales of Loans and Related Assets	850	1,000	975
Net Gain / (Loss) on Securities	951	—	(3,678)
TOTAL NON-INTEREST INCOME	15,390	14,194	9,620

NON-INTEREST EXPENSE
Salaries and Employee Benefits	21,491	18,511	17,814
Occupancy Expense	2,797	2,396	2,121
Furniture and Equipment Expense	2,191	2,008	2,171
Data Processing Fees	1,646	1,322	1,186
Professional Fees	1,786	1,703	1,690
Advertising and Promotion	940	784	888
Supplies	619	544	527
Other Operating Expenses	4,986	4,180	4,212
TOTAL NON-INTEREST EXPENSE	36,456	31,448	30,609

Income before Income Taxes	14,205	13,056	8,235
Income Tax Expense	3,984	3,335	996
NET INCOME	$10,221	$9,721	$7,239
Earnings per Share	$0.93	$0.89	$0.66
Diluted Earnings per Share	$0.93	$0.89	$0.66

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income / (Loss)	Equity

Balances, January 1, 2004	10,932,882	$10,933	$67,532	$4,653	$8	$83,126

Comprehensive Income:
Net Income				7,239		7,239
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					178	178
Change in Minimum Pension Liability					(10)	(10)
Total Comprehensive Income						7,407
Cash Dividends ($.56 per share)				(6,114)		(6,114)
Issuance of Common Stock for:
Exercise of Stock Options	9,359	9	25			34
Employee Stock Purchase Plan			(76)			(76)
Purchase and Retirement of Common Stock	(44,000)	(44)	(664)			(708)

Balances, December 31, 2004	10,898,241	10,898	66,817	5,778	176	83,669

Comprehensive Income:
Net Income				9,721		9,721
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					(1,711)	(1,711)
Change in Minimum Pension Liability					(28)	(28)
Total Comprehensive Income						7,982
Cash Dividends ($.56 per share)				(6,108)		(6,108)
Issuance of Common Stock for:
Exercise of Stock Options	11,991	12	36			48
Mergers and Acquisitions	257,029	257	3,241			3,498
Employee Stock Purchase Plan			(63)			(63)
Purchase and Retirement of Common Stock	(523,747)	(524)	(6,247)			(6,771)

Balances, December 31, 2005	10,643,514	10,643	63,784	9,391	(1,563)	82,255

Comprehensive Income:
Net Income				10,221		10,221
Changes in Unrealized Gain/(Loss) on
Securities Available for Sale, net					1,242	1,242
Change in Minimum Pension Liability					38	38
Total Comprehensive Income						11,501
Cash Dividends ($.56 per share)				(6,162)		(6,162)
Issuance of Common Stock for:
Exercise of Stock Options	1,704	2	15			17
Mergers and Acquisitions	349,468	349	4,252			4,601
Employee Stock Purchase Plan			(30)			(30)
Restricted Share Grants	13,876	14	166			180
Stock Option Grants			29			29

Balances, December 31, 2006	11,008,562	$11,008	$68,216	$13,450	$(283)	$92,391

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,221	$9,721	$7,239
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) / Amortization on Securities	(180)	524	1,042
Depreciation and Amortization	2,818	2,578	2,739
Amortization and Impairment of Mortgage Servicing Rights	271	301	504
Loans Originated for Sale	(55,281)	(62,886)	(63,158)
Proceeds from Sales of Loans Held-for-Sale	55,985	64,327	61,768
Loss in Investment in Limited Partnership	397	83	162
Provision for Loan Losses	925	1,903	2,015
Gain on Sale of Loans and Mortgage Servicing Rights, net	(915)	(927)	(959)
Loss / (Gain) on Securities, net	(951)	—	3,678
Loss / (Gain) on Sales of Other Real Estate and Repossessed Assets	23	(73)	(17)
Loss / (Gain) on Disposition and Impairment of Premises and Equipment	23	(312)	30
FHLB Stock Dividends	—	(287)	(598)
Increase in Cash Surrender Value of Company Owned Life Insurance	(865)	(527)	(709)
Equity Based Compensation	284	—	—
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(1,300)	905	(1,272)
Interest Payable and Other Liabilities	633	(865)	(717)
Net Cash from Operating Activities	12,088	14,465	11,747

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	60,033	54,565	36,745
Proceeds from Sales of Securities Available-for-Sale	13,001	—	1,986
Purchase of Securities Available-for-Sale	(62,006)	(57,004)	(29,059)
Proceeds from Maturities of Securities Held-to-Maturity	2,558	4,639	4,095
Proceeds from Redemption of Federal Home Loan Bank Stock	3,862	—	—
Purchase of Loans	(22,043)	(8,490)	(12,837)
Proceeds from Sales of Loans	30,520	12,260	2,894
Loans Made to Customers, net of Payments Received	(109,862)	345	(10,194)
Proceeds from Sale of Mortgage Servicing Rights	3,554	—	—
Proceeds from Sales of Other Real Estate	890	1,014	1,306
Property and Equipment Expenditures	(3,461)	(1,441)	(1,355)
Proceeds from Sales of Property and Equipment	292	446	364
Acquire Banking Entities	(4,111)	1,000	—
Acquire Insurance Agencies	(2,260)	—	—
Net Cash from Investing Activities	(89,033)	7,334	(6,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	73,366	(31,420)	33,250
Change in Short-term Borrowings	12,623	13,115	(10,006)
Advances in Long-term Debt	26,500	36,500	4,500
Repayments of Long-term Debt	(32,530)	(41,835)	(11,439)
Issuance of Common Stock	17	48	34
Purchase / Retire Common Stock	—	(6,771)	(708)
Employee Stock Purchase Plan	(105)	(63)	(76)
Dividends Paid	(6,162)	(6,108)	(6,114)
Net Cash from Financing Activities	73,709	(36,534)	9,441

Net Change in Cash and Cash Equivalents	(3,236)	(14,735)	15,133
Cash and Cash Equivalents at Beginning of Year	32,931	47,666	32,533
Cash and Cash Equivalents at End of Year	$29,695	$32,931	$47,666

Cash Paid During the Year for:
Interest	$25,805	$17,625	$16,813
Income Taxes	3,605	3,210	786

See accompanying notes to consolidated financial statements.

 Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
German American Bancorp, Inc. operations are primarily comprised of three business segments: core banking, trust and investment advisory services, and insurance operations. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates susceptible to change in the near term include the allowance for loan losses, other-than-temporary impairment of securities, the valuation allowance on deferred tax assets, and loss contingencies.

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

Mortgage loans held for sale are generally sold on a servicing released basis. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Purchased Loans: The Company purchases individual loans and groups of loans. Beginning in 2005, purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid (or allocated fair value in a purchase business combination), such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

 Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 - Summary of Significant Accounting Policies (continued)

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

Premises, Furniture and Equipment
Land is carried at cost. Premises, furniture, and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

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

Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 7 to 10 years.

Company Owned Life Insurance
The Company has purchased life insurance policies on certain directors and executives. This life insurance is recorded at its cash surrender value or the amount that can be realized.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 1 - Summary of Significant Accounting Policies (continued)

Servicing Rights
During the second quarter of 2006, the Company sold its mortgage loan servicing rights portfolio and commenced selling all secondary market residential mortgage loans on a servicing-released basis. Prior to the second quarter of 2006 servicing rights were recognized and included with other assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights were expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment was evaluated based on the fair value of the rights, using groupings of the underlying loans as to type and age, with any impairment of a grouping reported as a valuation allowance. Fair value was determined based upon discounted cash flows using market based assumptions.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method, therefore, prior period results have not been restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additional information related to stock based compensation is included in Note 9 to the Consolidated Financial Statements.

Compensation expense under stock options was reported, if applicable, using the intrinsic value method. Under this method, no compensation expense was recognized for stock options granted at or above fair market value. Compensation expense was recognized for stock option modifications, if applicable. Financial Accounting Standard No. 123 required pro forma disclosures for companies that did not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard’s fair value method been used to measure compensation cost for stock option plans in periods prior to 2006.

	2005	2004

Net Income as Reported	$9,721	$7,239
Compensation Expense Under Fair Value Method, Net of Tax	317	246
Pro forma Net Income	$9,404	$6,993
Pro forma Earnings per Share and Diluted Earnings per Share	$0.86	$0.64
Earnings per Share and Diluted Earnings per Share as Reported	$0.89	$0.66

For options granted during 2005 and 2004, the weighted-average fair values at grant date were $1.65 and $2.89, respectively. The fair value of options granted during 2005 and 2004 was estimated using the following weighted-average information: risk-free interest rate of 3.41% and 2.79%, expected life of 3.4 and 4.3 years, expected volatility of stock price of 17% and 24%, and expected dividends of 3.56% and 3.20% per year.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 - Summary of Significant Accounting Policies (continued)

Earnings Per Share
Earnings per share are based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock based compensation plans. Earnings per share are retroactively restated for stock dividends.

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

New Accounting Pronouncements
Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-based Payment. See “Stock Based Compensation” above for further discussion of the effect of adopting this standard. For 2006, adopting this standard resulted in a reduction of net income of $64 or less than $0.01 per share.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Adoption had no impact on the financial statements of the Company because the suspended plan was fully funded.

SAB 108 - In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108) - Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement (rollover) or balance sheet (iron curtain) approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

Effect of Newly Issued but Not Yet Effective Accounting Standards
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

 Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 - Summary of Significant Accounting Policies (continued)

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 - Securities

The amortized cost, gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value
2006
U.S. Treasury and Agency Securities	$28,083	$155	$(105)	$28,133
Obligations of State and Political Subdivisions	19,653	278	(3)	19,928
Asset- / Mortgage-backed Securities	125,340	350	(1,831)	123,859
Corporate Securities	—	—	—	—
Equity Securities	6,236	1,066	—	7,302
Total	$179,312	$1,849	$(1,939)	$179,222

2005
U.S. Treasury and Agency Securities	$13,631	$11	$(150)	$13,492
Obligations of State and Political Subdivisions	23,075	463	(11)	23,527
Asset- / Mortgage-backed Securities	128,602	49	(2,807)	125,844
Corporate Securities	500	—	—	500
Equity Securities	17,350	1,287	(850)	17,787
Total	$183,158	$1,810	$(3,818)	$181,150

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Securities Held-to-Maturity:	Amount	Gains	Losses	Value
2006
Obligations of State and Political Subdivisions	$6,135	$57	$—	$6,192

2005
Obligations of State and Political Subdivisions	$8,684	$127	$—	$8,811

The amortized cost and fair value of Securities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.
	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$4,551	$4,517
Due after one year through five years	30,587	30,731
Due after five years through ten years	9,182	9,359
Due after ten years	3,416	3,454
Asset- / Mortgage-backed Securities	125,340	123,859
Equity Securities	6,236	7,302
Totals	$179,312	$179,222

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$1,409	$1,411
Due after one year through five years	2,304	2,327
Due after five years through ten years	1,005	1,028
Due after ten years	1,417	1,426
Totals	$6,135	$6,192

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 - Securities (continued)

Proceeds from the Sales of Securities are summarized below:

	2006	2005	2004
	Available-	Available-	Available-
	for-Sale	for-Sale	for-Sale

Proceeds from Sales and Calls	$13,001	$—	1,986
Gross Gains on Sales and Calls	951	—	5
Gross Losses on Sales and Calls	—	—	—

Income Taxes on Gross Gains	323	—	2
Income Taxes on Gross Losses	—	—	—

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $105,798 and $116,683 as of December 31, 2006 and 2005 respectively.

Below is a summary of securities with unrealized losses as of year-end 2006 and 2005, presented by length of time the securities have been in a continuous unrealized loss position:

At December 31, 2006:	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities and Obligations of
Government Corporations and Agencies	$5,835	$(19)	$6,511	$(86)	$12,346	$(105)
Obligations of State and Political Subdivisions	1,232	(3)	—	—	1,232	(3)
Asset- / Mortgage-backed Securities	7,123	(33)	84,439	(1,798)	91,562	(1,831)
Corporate Securities	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—
Total	$14,190	$(55)	$90,950	$(1,884)	$105,140	$(1,939)

At December 31, 2005:	Less than 12 Months		12 Months or More			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury Securities and Obligations of
Government Corporations and Agencies	$8,125	$(105)	$1,978	$(45)	$10,103	$(150)
Obligations of State and Political Subdivisions	—	—	444	(11)	444	(11)
Asset- / Mortgage-backed Securities	65,906	(1,419)	58,586	(1,388)	124,492	(2,807)
Corporate Securities	—	—	—	—	—	—
Equity Securities	7,050	(850)	—	—	7,050	(850)
Total	$81,081	$(2,374)	$61,008	$(1,444)	$142,089	$(3,818)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. At December 31, 2006 and 2005, the Company had the intent and ability to hold these securities for the foreseeable future, and the decline in fair value was largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 3 - Loans

Loans were comprised of the following classifications at December 31:

	2006	2005

Residential Mortgage Loans	$114,687	$102,891
Agricultural Loans	148,872	101,355
Commercial and Industrial Loans	402,285	319,681
Consumer Loans	132,791	129,587

Totals	$798,635	$653,514

Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing and Restructured Loans	$—	$944
Non-accrual Loans	9,652	14,763
Totals	$9,652	$15,707

Information regarding impaired loans:

	2006	2005

Year-end impaired loans with no allowance for loan losses allocated	$5,672	$1,546
Year-end impaired loans with allowance for loan losses allocated	2,483	11,740

Amount of allowance allocated to impaired loans	704	2,515	2004

Average balance of impaired loans during the year	10,202	10,465	$4,400

Interest income recognized during impairment	157	62	263
Interest income recognized on cash basis	149	52	243

The Company purchased a Southern Indiana-based agricultural loan portfolio from a regional banking company in December 2006 totaling $42.1 million. There was no evidence of credit deterioration since origination on these loans as defined in Statement of Position (SOP) 03-3.

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2006. A summary of the activity of these loans follows:

Balance January 1,		Changes in Persons	Deductions		Balance December 31,
2006	Additions	Included	Collected	Charged-off	2006
$ 36,575	$8,595	$(24,846)	$(15,401)	$—	$ $ 4,923

NOTE 4 - Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	2006	2005	2004

Balance as of January 1	$9,265	$8,801	$8,265
Provision for Loan Losses	925	1,903	2,015
Allowance from Acquired Subsidiary	484	239	—
Recoveries of Prior Loan Losses	403	465	371
Loan Losses Charged to the Allowance	(3,948)	(2,143)	(1,850)
Balance as of December 31	$7,129	$9,265	$8,801

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 5 - Mortgage Banking

The amount of loans serviced by the Company for the benefit of others was $0 and $335,531 at December 31, 2006 and 2005. These loans are owned by outside parties and are not included in the assets of the Company.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows. The net balance of mortgage servicing rights is included in Other Assets.

	2006	2005	2004
Servicing Rights:
Beginning of Year	$3,393	$3,399	$3,368
Additions	313	707	643
Amortized to Expense	(316)	(713)	(467)
Direct Write-downs	—	—	(145)
Sale of Servicing	(3,390)	—	—
End of Year	$—	$3,393	$3,399

Valuation Allowance:
Beginning of Year	$365	$777	$885
Additions Expensed	—	131	363
Reductions Credited to Expense	(45)	(543)	(326)
Direct Write-downs	—	—	(145)
Sale of Servicing	(320)	—	—
End of Year	$—	$365	$777

During the second quarter of 2006, the Company sold its mortgage loan servicing rights portfolio and commenced selling all secondary market residential mortgage loans on a servicing released basis. A gain of $198 was recorded on the sale of the mortgage loan servicing rights portfolio.

The fair value of servicing rights was $3,353 at December 31, 2005. For purposes of determining fair value, a discount rate of 9% was assumed at December 31, 2005. The weighted average prepayment speed applied was 12% at December 31, 2005. Fair value was determined using a discounted cash-flow model.

NOTE 6 - Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2006	2005

Land	$4,541	$4,201
Buildings and Improvements	27,127	23,914
Furniture and Equipment	17,191	16,014
Total Premises, Furniture and Equipment	48,859	44,129
Less: Accumulated Depreciation	(25,614)	(23,896)
Total	$23,245	$20,233

Depreciation expense was $2,265, $2,131 and $2,308 for 2006, 2005 and 2004, respectively.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 7 - Deposits

At year-end 2006, stated maturities of time deposits were as follows:

2007	$291,532
2008	85,499
2009	11,159
2010	6,908
2011	2,625
Thereafter	2,534
Total	$400,257

Time deposits of $100 or more at December 31, 2006 and 2005 were $120,547 and $61,345.

NOTE 8 - FHLB Advances and Other Borrowed Money

The Company’s funding sources include Federal Home Loan Bank advances and repurchase agreements. Information regarding each of these types of borrowings is as follows:
	December 31,
	2006	2005
Long-term Advances from the Federal Home Loan Bank collateralized by
qualifying mortgages, investment securities, and mortgage-backed securities	$48,333	$48,106
Term Loans	10,000	18,500
Subordinated Debenture	10,000	—
Long-term Borrowings	$68,333	$66,606

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by
qualifying mortgages, investment securities, and mortgage-backed securities	$34,600	$8,600
Federal Funds Purchased	—	7,271
Repurchase Agreements	16,956	20,417
Promissory Notes Payable	—	2,500
Short-term Borrowings	51,556	38,788

Total Borrowings	$119,889	$105,394

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2006	2005
Average Daily Balance During the Year	$24,903	$20,985
Average Interest Rate During the Year	4.25%	2.90%
Maximum Month-end Balance During the Year	37,776	28,960
Weighted Average Interest at Year-end	4.53%	3.47%

At December 31, 2006, interest rates on the fixed rate long-term FHLB advances ranged from 2.65% to 7.22% with a weighted average rate of 5.09%. Of the $48.3 million, $30.0 million or 62% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

At December 31, 2005, interest rates on the fixed rate long-term FHLB advances ranged from 2.93% to 7.22% with a weighted average rate of 5.35%. Of the $48.1 million, $30.0 million or 62% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty. The options on these advances were subject to a variety of terms including LIBOR based strike rates.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 8 - FHLB Advances and Other Borrowed Money (continued)

At December 31, 2006, the long-term borrowings shown above includes $10 million outstanding on a term loan owed by the parent company. Interest on the term loan is based upon 90-day LIBOR plus 1.15%. The term loan matures January 1, 2014. At December 31, 2006, the parent company had a $15 million line of credit with no outstanding balance. Interest on the line of credit is based upon 90-day LIBOR plus 1.15%. The line of credit matures January 1, 2008. Under the terms of these notes, the Company and its bank subsidiary must maintain a “well-capitalized” status, and this status was maintained at December 31, 2006.

At December 31, 2006, the long-term borrowings shown above also includes a $10 million subordinated debenture owed by the parent company. Interest on the subordinated debenture is based upon 90-day LIBOR plus 1.35%. The subordinated debenture matures on January 1, 2014. The entire principal amount of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2006.

At December 31, 2005, the long-term borrowings shown above included $18.5 million outstanding on a $25.0 million term loan owed by the parent company. Interest on the term loan was based upon 90-day LIBOR plus 1.15%. The term loan was scheduled to mature September 20, 2010. This loan was paid-off in 2006. At December 31, 2005, the short-term borrowings shown above included $2.5 million outstanding on a $15.0 million line of credit owed by the parent company. Interest on the line of credit was based upon 90-day LIBOR plus 1.15%. The line of credit matured on September 20, 2006.

Scheduled principal payments on long-term borrowings at December 31, 2006 are as follows:

2007	$11,277
2008	5,664
2009	11,523
2010	22,287
2011	1,530
Thereafter	16,052
Total	$68,333

NOTE 9 - Stockholders’ Equity

The Company and affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 9 - Stockholders’ Equity (continued)

Effective September 30, 2006, the Company combined the charters of its six subsidiary banks into a single bank charter. At December 31, 2006, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well- Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$95,535	10.66%	$71,716	8.00%	N/A	N/A
German American Bancorp	88,169	10.05	70,205	8.00	$87,757	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$77,926	8.69%	$35,858	4.00%	N/A	N/A
German American Bancorp	81,040	9.23	35,103	4.00	$52,654	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$77,926	7.41%	$42,065	4.00%	N/A	N/A
German American Bancorp	81,040	7.82	41,476	4.00	$51,845	5.00%

At December 31, 2005, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well- Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$84,581	11.27%	$60,024	8.00%	N/A	N/A
German American Bank	36,911	10.99	26,857	8.00	$33,572	10.00%
First American Bank	15,897	17.89	7,108	8.00	8,885	10.00
Peoples Bank	16,199	11.47	11,300	8.00	14,125	10.00
Citizens State Bank	10,570	11.23	7,529	8.00	9,411	10.00
First State Bank	11,326	14.09	6,431	8.00	8,039	10.00

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$75,119	10.01%	$30,012	4.00%	N/A	N/A
German American Bank	32,822	9.78	13,429	4.00	$20,143	6.00%
First American Bank	14,781	16.64	3,554	4.00	5,331	6.00
Peoples Bank	15,173	10.74	5,650	4.00	8,475	6.00
Citizens State Bank	9,638	10.24	3,764	4.00	5,647	6.00
First State Bank	10,415	12.96	3,215	4.00	4,823	6.00

Tier 1 Capital
(to Average Assets)
Consolidated	$75,119	8.01%	$37,506	4.00%	N/A	N/A
German American Bank	32,822	7.83	16,769	4.00	$20,961	5.00%
First American Bank	14,781	12.51	4,724	4.00	5,906	5.00
Peoples Bank	15,173	7.89	7,690	4.00	9,612	5.00
Citizens State Bank	9,638	8.11	4,752	4.00	5,941	5.00
First State Bank	10,415	8.75	4,759	4.00	5,949	5.00

The Company and the affiliate bank(s) at year-end 2006 and 2005 were categorized as well-capitalized. There have been no conditions or events that management believes have changed the classification of the Company or affiliate bank(s) under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the affiliate bank, and may limit the dividends payable by the affiliate(s) to the holding company, or by the holding company to its shareholders. At December 31, 2006, the affiliate bank had $450 in retained earnings available for dividends to the parent company without prior regulatory approval.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 9 - Stockholders’ Equity (continued)

Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2006, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 9 - Stockholders’ Equity (continued)

The following table presents activity for stock options under the Company’s equity incentive plan for 2006:

		Year Ended December 31, 2006
		Weighted Avg.	Weighted Avg.	Aggregate
	Number of	Price of	Life of Options	Intrinsic
	Options	Options	(in years)	Value

Outstanding at beginning of period	405,019	$16.37
Granted	11,000	13.25
Exercised	(12,663)	12.58
Forfeited	(11,833)	16.96
Expired	(21,110)	16.53
Outstanding & Exercisable at end of period	370,413	$16.38	4.73	$73

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2006, 2005, and 2004:

	2006	2005	2004

Intrinsic Value of Options Exercised	$5	$130	$144
Cash Received from Option Exercises	$17	$47	$18
Tax Benefit of Option Exercises	$—	$2	$2
Weighted Average Fair Value of Options Granted	$2.68	$1.65	$2.89

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

The Company recorded $19 in stock compensation expense, net of an income tax benefit of $10, during the year ended December 31, 2006 related to the granting of 11,000 options granted in the second quarter of 2006. To calculate the fair value of this option grant, the following assumptions were used as of the grant date: risk free interest rate 5.11%, expected option life 10.0 years, expected stock price volatility of 22.4%, and dividend yield of 4.20%. The resulting weighted average fair value of the options granted in the second quarter of 2006 was $2.68 for each option granted. The Company recorded no other stock compensation expense applicable to options during the year ended December 31, 2006 because all outstanding options as of January 1, 2006 were fully vested prior to 2006.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes based stock option valuation model.  This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. Expected volatility was based on historical volatility of the Company’s stock, and other factors.  Expected dividends were based on dividend trends and the market price of the Company’s stock price at the time of the grant.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. The Company did not reduce its compensation expense for estimated forfeitures prior to vesting because all grants made during 2006 were immediately vested. Estimated forfeitures will continue to be reassessed in future periods and may change based on new facts and circumstances.

As of December 31, 2006, there was no unrecognized option expense as all outstanding options were fully vested.

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

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 9 - Stockholders’ Equity (continued)

The expense recorded for the restricted stock grants totaled $109, net of an income tax benefit of $71, during the year ended December 31, 2006. There was no unrecognized expense associated with the restricted stock grants as of December 31, 2006.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2006
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	—	$—
Granted	14,501	12.98
Issued	(13,876)	12.99
Forfeited	(625)	12.94
Outstanding at End of Period	—	—

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

As a result of the adoption of SFAS 123R on January 1, 2006, the Company was required to record compensation expense for plan participation beginning January 1, 2006. The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year. As of the beginning of the plan year, participants were granted the option to purchase Company stock at 85% of the lesser of the market value at the beginning or end of the plan year. The fair value of options granted as a part of plan was estimated on the date of grant similarly to those stock options granted under the Company’s equity incentive plans utilizing a Black-Scholes stock option valuation model. The inputs for expected volatility, expected dividends, and risk-free rate are the same as previously discussed. The fair value of options granted was also affected by the estimate of employee participation in the plan, which is based upon historical experience. The grant date fair value of options granted for the plan year ending August 16, 2006 was estimated to be $3.08. The grant date fair value of options granted for the plan year ending August 16, 2007 was estimated to be $2.50. The expense recorded for the employee stock purchase plan totaled $75 during the year ended December 31, 2006. Unrecognized compensation expense as of December 31, 2006 totaled $47 for the Employee Stock Purchase Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of December 31, 2006, the Company had purchased 334,965 shares under the program.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 9 - Stockholders’ Equity (continued)

During December 2005, the Company completed the purchase, in a private unsolicited transaction not from or through any broker or dealer, of a block of 440,747 shares of the Company’s issued and outstanding common stock from a corporation that was in reorganization proceedings under Chapter 11 of the United States Bankruptcy Code at a price of $12.50 per share. The block purchase represented approximately 4% of the Company’s common shares that were outstanding immediately prior to consummation of the purchase. The Company’s Board of Directors specifically approved the block purchase, and such purchase therefore did not reduce the number of shares authorized for repurchase under the repurchase program described above.

NOTE 10 - Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $544, $465 and $495 for 2006, 2005 and 2004, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $85 per covered individual. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $1,895, $1,642 and $1,145 for 2006, 2005 and 2004, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $3,110 and $3,409 at December 31, 2006 and 2005. Deferred compensation expense was $115, $322 and $315 for 2006, 2005 and 2004, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. Partial settlements of the plan were $68, $0 and $52 during the years ended 2006, 2005 and 2004, respectively. The Company uses a September 30 measurement date for its plan.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 10 - Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company’s plan as of December 31, 2006 and 2005 was as follows:

Changes in Benefit Obligation:	2006	2005
Obligation at beginning of year	$880	$859
Service cost	—	—
Interest cost	48	50
Benefits paid	(221)	(51)
Actuarial (gain)/loss	(8)	22
Adjustment in cost of settlement	44	—
Obligation at end of year	743	880

Changes in Plan Assets:
Fair value at beginning of year	501	552
Actual return on plan assets	19	(27)
Employer contributions	53	27
Benefits paid	(221)	(51)
Fair value at end of year	352	501

Funded Status:
Funded status at end of year	(391)	(379)
Unrecognized prior service cost	—	(2)
Unrecognized net loss	—	348
Unrecognized transition asset	—	(4)
Pension liability	$(391)	$(37)

Prior to adoption of FAS Statement 158, amounts recognized in the balance sheet at December 31, 2005 consist of:

Accrued benefit cost	$(37)
Minimum pension liability	(342)
Net amount recognized	$(379)

Amounts recognized in accumulated other comprehensive income at December 31, 2006 consist of:

Net loss	$280
Prior service cost	2
Transition asset	(2)
$280

The accumulated benefit obligation was $743 and $880 at year-end 2006 and 2005, respectively.

Because the plan has been suspended, the projected benefit obligation and accumulated benefit obligation are the same. The accumulated benefit obligation for the defined benefit pension plan exceeds the fair value of the assets included in the plan.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 10 - Employee Benefit Plans (continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2006	2005	2004

Interest cost	$48	$50	$54
Expected return on assets	(20)	(24)	(31)
Amortization of transition amount	(1)	(1)	(2)
Amortization of prior service cost	(3)	(3)	(3)
Recognition of net loss	36	31	29
Net periodic pension expense	$60	$53	$47

The estimated net loss, prior service costs, and transition asset for the defined benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $29, $3, and $(1).

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%
Rate of compensation increase	N/A	N/A	N/A	(1)

Weighted-average assumptions used to determine net periodic pension cost:

	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Expected return on plan assets	4.25%	4.50%	5.00%
Rate of compensation increase	N/A	N/A	N/A

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

The expected return on plan assets was determined based upon rates that are expected to be available for future reinvestment of earnings and maturing investments along with consideration given to the current mix of plan assets.

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2006 and 2005 and target allocation for 2007 by asset category are as follows:

	Target	Percentage of Plan Assets
	Allocation	at Year-end
Asset Category	2007	2006	2005

Cash	15%	9%	31%
Certificates of Deposit	80%	88%	62%
Equity Securities	5%	3%	7%
Total	100%	100%	100%

Plan benefits are suspended. Therefore, the Company has invested predominantly in relatively short-term investments over the past two years. No significant changes to investing strategies are anticipated.

The above mentioned Equity Securities consist of the Company’s stock for all periods presented.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 10 - Employee Benefit Plans (continued)

Post-retirement Medical and Life Benefit Plan

The Company has an unfunded post-retirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Post-retirement Benefits Obligations:

	2006	2005
Obligation at the beginning of year	$582	$367
Unrecognized loss	29	185

Components of net periodic postretirement benefit cost:
Service cost	28	21
Interest cost	32	22

Net expected benefit payments	(67)	(13)
Obligation at end of year	$604	$582

Components of Postretirement Benefit Expense:

	2006	2005
Service cost	$28	$21
Interest cost	32	22
Expected return on assets	—	—
Amortization of transition amount	—	—
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net (gain)/loss	—	—
Net postretirement benefit expense	$60	$43

Assumptions used to determine net periodic cost and benefit obligations:

	2006	2005	2004
Discount rate	5.50%	5.50%	6.00%

Assumed health care cost trend rates at year-end:

	2006	2005
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2009	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$71	$59
Effect on postretirement benefit obligation	$647	$566

Pension and Other Benefit Plans:

Contributions

The Company expects to contribute $73 to its defined benefit pension plan and $42 to its post-retirement medical and life insurance plan in 2007.

 Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 - Employee Benefit Plans (continued)

Estimated Future Benefits

The following benefit payments, which reflect expected future service, are expected to be paid:

Year	Pension Benefits	Postretirement Benefits
2007	$39	$72
2008	38	63
2009	37	52
2010	35	39
2011	33	40
2012-2016	199	204

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 11 - Income Taxes

The provision for income taxes consists of the following:
	2006	2005	2004
Current Federal	$2,070	$3,137	$1,666
Current State	416	557	145
Deferred Federal	1,560	(202)	(708)
Deferred State	(62)	(157)	89
Change in Valuation Allowance	—	—	(196)
Total	$3,984	$3,335	$996

Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2006	2005	2004
Statutory Rate Times Pre-tax Income	$4,830	$4,439	$2,800
Add/(Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(530)	(635)	(845)
State Income Tax, Net of Federal Tax Effect	234	264	25
Low Income Housing Credit	(182)	(392)	(525)
Dividends Received Deduction	(105)	(128)	(165)
Company Owned Life Insurance	(294)	(216)	(241)
Other Differences	31	3	(53)
Total Income Taxes	$3,984	$3,335	$996

The net deferred tax asset at December 31 consists of the following:

	2006	2005
Deferred Tax Assets:
Allowance for Loan Losses	$1,886	$2,729
Deferred Compensation and Employee Benefits	1,520	1,604
Intangibles	68	45
Unused Tax Credits	1,870	2,407
Unrealized Capital Loss on Equity Securities	—	1,252
Unrealized Depreciation on Securities	—	651
Minimum Pension Liability	111	136
Net Operating Loss Carryforward	146	262
Other	404	224
Total Deferred Tax Assets	6,005	9,310
Deferred Tax Liabilities:
Depreciation	(508)	(658)
Leasing Activities, Net	(2,137)	(2,245)
Mortgage Servicing Rights	—	(1,193)
Investment in Low Income Housing Partnerships	(396)	(389)
Unrealized Appreciation on Securities	(25)	—
FHLB Stock Dividends	(449)	(599)
Business Combination Fair Value Adjustments	(460)	(118)
Other	(55)	(36)
Total Deferred Tax Liabilities	(4,030)	(5,238)
Valuation Allowance	(45)	(45)
Net Deferred Tax Asset	$1,930	$4,027

The Company has $351 of general business credit carryforward, which will expire in years 2025 and 2026. The Company also has $1,519 of alternative minimum tax credit carryforward, which under current tax law has no expiration period. The Company has federal and state net operating loss carryforwards (acquired in the PCB Holdings business combination) of $363 (federal) and $395 (state). These carryforwards expire in 2025, and the use of these federal and state carryforwards are each limited to $285 annually.

Under the Internal Revenue Code, through 1996 two acquired banking companies, which are now a part of the Company’s single banking subsidiary, were allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The acquired banks were formerly known as Peoples Community Bank (acquired in October 2005) and First American Bank (acquired in January 1999). Subject to certain limitations, these Banks were permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. The Banks generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, the Banks were only allowed a deduction based on actual loss experience. Retained earnings at December 31, 2006, include approximately $2,995 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2006 was approximately $1,018.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 11 - Income Taxes (continued)

Since December 31, 2001, the Company’s effective tax rate has been favorably impacted by Indiana financial institution tax savings resulting from the Company’s formation of investment subsidiaries in the state of Nevada by four of the Company’s banking subsidiaries.  The state of Nevada has no state or local income tax. During the first quarter of 2005, the Company received notices of proposed assessments of unpaid Indiana financial institutions tax for the years 2001 and 2002 of approximately $691 ($456 net of federal tax), including interest and penalties of approximately $100. The Company filed a protest with the Indiana Department of Revenue contesting the proposed assessments and vigorously defended its position that the income of the Nevada subsidiaries was not subject to the Indiana financial institutions tax. Therefore, no tax provision was recognized for the potential assessment of additional financial institutions tax for 2001 and 2002 or for financial institutions tax with respect to any of the Nevada subsidiaries in any period subsequent to 2002, including the year ended December 31, 2006.

During the first quarter of 2007, the Company and the Indiana Department of Revenue entered into an agreement regarding the proposed assessment for tax years 2001 and 2002. As a result of this agreement the Company was not required to pay any tax liability as assessed by the Indiana Department of Revenue for tax years 2001 and 2002. In addition, tax years 2001 and 2002 are closed to further examination.

NOTE 12 - Per Share Data

Earnings and Diluted Earnings per Share amounts have been retroactively computed as though shares issued for stock dividends had been outstanding for all periods presented. The computation of Earnings per Share and Diluted Earnings per Share are provided below:

	2006	2005	2004
Earnings per Share:
Net Income	$10,221	$9,721	$7,239
Weighted Average Shares Outstanding	10,994,739	10,890,987	10,914,622
Earnings per Share	$0.93	$0.89	$0.66

Diluted Earnings per Share:
Net Income	$10,221	$9,721	$7,239
Weighted Average Shares Outstanding	10,994,739	10,890,987	10,914,622
Stock Options, Net	10,928	5,835	33,509

Diluted Weighted Average Shares Outstanding	11,005,667	10,896,822	10,948,131
Diluted Earnings per Share	$0.93	$0.89	$0.66

Stock options for 320,309, 351,085, and 274,394 shares of common stock were not considered in computing diluted earnings per common share for 2006, 2005, and 2004, respectively, because they were anti-dilutive.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 13 - Lease Commitments

The total rental expense for all leases for the years ended December 31, 2006, 2005, and 2004 was $224, $175, and $213, respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments:

Years Ending December 31:

Premises

2007	$201
2008	147
2009	120
2010	77
2011	22
Thereafter	—
Total	$567

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2006	2005
Commitments to Fund Loans:
Home Equity	$49,527	$44,611
Credit Card Lines	15,061	13,581
Commercial Operating Lines	105,944	74,351
Residential Mortgages	4,760	4,197
Total Commitments to Fund Loans	$175,292	$136,740
Commitments to Sell Loans	$5,594	$8,591
Standby Letters of Credit	$7,845	$7,624

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

At December 31, 2006 and 2005, respectively, the affiliate banks were required to have $350 and $3,581 on deposit with the Federal Reserve, or as cash on hand. These reserves do not earn interest.

NOTE 15 - Non-cash Investing Activities

	2006	2005	2004
Loans Transferred to Other Real Estate	$1,016	$1,280	$800

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operates through six community banking affiliates with 29 retail banking offices as of December 31, 2006. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products as agent under six distinctive insurance agency names from six offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Year ended December 31, 2006

		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$37,474	$75	$110	$(1,463)	$36,196
Gain on Sales of Loans and
Related Assets	850	—	—	—	850
Net Gain / (Loss) on Securities	951	—	—	—	951
Trust and Investment Product Fees	4	2,295	—	(89)	2,210
Insurance Revenues	213	15	4,950	(84)	5,094
Noncash Items:
Provision for Loan Losses	1,382	—	—	(457)	925
Provision for Income Taxes	6,990	147	364	(3,517)	3,984
Segment Profit / (Loss)	14,243	217	639	(4,878)	10,221
Segment Assets	1,079,212	2,139	9,658	2,415	1,093,424

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 16 - Segment Information (continued)

Year ended December 31, 2005

		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$32,849	$40	$38	$(714)	$32,213
Gain on Sales of Loans and
Related Assets	1,000	—	—	—	1,000
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	5	2,163	—	(87)	2,081
Insurance Revenues	213	29	4,542	(81)	4,703
Noncash Items:
Provision for Loan Losses	1,053	—	—	850	1,903
Provision for Income Taxes	6,156	134	335	(3,290)	3,335
Segment Profit / (Loss)	13,706	201	558	(4,744)	9,721
Segment Assets	930,682	2,107	8,103	5,575	946,467

Year ended December 31, 2004
		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$31,472	$32	$4	$(269)	$31,239
Gain on Sales of Loans and
Related Assets	975	—	—	—	975
Net Gain / (Loss) on Securities	(3,678)	—	—	—	(3,678)
Trust and Investment Product Fees	4	2,129	—	(87)	2,046
Insurance Revenues	136	53	4,598	(121)	4,666
Noncash Items:
Provision for Loan Losses	2,015	—	—	—	2,015
Provision for Income Taxes	3,486	106	305	(2,901)	996
Segment Profit / (Loss)	9,452	159	646	(3,018)	7,239
Segment Assets	925,359	2,200	7,959	6,576	942,094

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Cash	$7,459	$1,064
Securities Available-for-Sale, at Fair Value	7,302	6,074
Loan, net	—	3,790
Investment in Subsidiary Banks and Bank Holding Company	94,835	90,257
Investment in Non-banking Subsidiaries	2,153	711
Furniture and Equipment	—	2,590
Other Assets	3,723	2,762
Total Assets	$115,472	$107,248
LIABILITIES
Borrowings	$20,000	$21,000
Other Liabilities	3,081	2,186
Total Liabilities	23,081	23,186
SHAREHOLDERS’ EQUITY
Common Stock	11,008	10,643
Additional Paid-in Capital	68,216	63,784
Retained Earnings	13,450	11,198
Accumulated Other Comprehensive (Loss)	(283)	(1,563)
Total Shareholders’ Equity (1)	92,391	84,062
Total Liabilities and Shareholders’ Equity	$115,472	$107,248

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
INCOME
Dividends from Subsidiaries
Bank	$24,325	$14,750	$7,675
Nonbank	—	1,500	1,750
Dividend and Interest Income	164	(46)	18
Fee Income from Subsidiaries	379	663	677
Other Income	185	49	1
Total Income	25,053	16,916	10,121
EXPENSES
Salaries and Benefits	5,025	4,109	3,602
Professional Fees	896	937	1,068
Occupancy and Equipment Expense	812	715	766
Interest Expense	1,627	669	287
Provision for Loan and Lease Losses	(457)	850	—
Other Expenses	982	621	552
Total Expenses	8,885	7,901	6,275
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	16,168	9,015	3,846
Income Tax Benefit	3,423	2,857	2,301
INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	19,591	11,872	6,147
Equity in Undistributed Income of Subsidiaries	(9,370)	(344)	1,092
NET INCOME (1)	10,221	11,528	7,239
Other Comprehensive Income:
Unrealized Gain / (Loss) on Securities, Net	1,242	(1,711)	178
Changes in Minimum Pension Liability	38	(28)	(10)
TOTAL COMPREHENSIVE INCOME	$11,501	$9,789	$7,407

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 17 - Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,221	$11,528	$7,239
Adjustments to Reconcile Net Income to Net Cash from Operations
Depreciation	430	388	426
Provision for Loan Losses	(457)	850	—
Change in Other Assets	(40)	427	719
Change in Other Liabilities	263	235	(551)
Equity Based Compensation	284	—	—
Equity in Undistributed Income of Subsidiaries	9,370	344	(1,092)
Net Cash from Operating Activities	20,071	13,772	6,741

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	(1,881)	—	—
Purchase of Securities Available-for-Sale	(937)	(2,835)	(2,024)
Proceeds from Maturities of Securities Available-for-Sale	1	—	—
Property and Equipment Expenditures	(1,320)	(895)	(143)
Proceeds from Sale of Property and Equipment	70	—	206
Acquire Banking Entities	(6,606)	(2,956)	—
Purchase of Loans from Subsidiary Bank	—	(4,640)	—
Loans Made to Customers, Net of Payments Received	4,247	—	—
Net Cash from Investing Activities	(6,426)	(11,326)	(1,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Short-term Borrowings	(2,500)	2,500	—
Advances in Long-term Debt	26,500	27,000	2,500
Repayment of Long-term Debt	(25,000)	(19,000)	—
Issuance of Common Stock	17	48	34
Purchase / Retire Common Stock	—	(6,771)	(708)
Employee Stock Purchase Plan	(105)	(63)	(76)
Dividends Paid	(6,162)	(6,108)	(6,114)
Net Cash from Financing Activities	(7,250)	(2,394)	(4,364)

Net Change in Cash and Cash Equivalents	6,395	52	416
Cash and Cash Equivalents at Beginning of Year	1,064	1,012	596
Cash and Cash Equivalents at End of Year	$7,459	$1,064	$1,012

(1)
Parent Company Shareholders’ Equity and Net Income differ from consolidated Shareholders’ Equity and Net Income due to an intercompany gain related to the ownership reorganization of German American Insurance among the Company’s banking subsidiaries during 2005. This difference no longer applies in 2006.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 18 - Business Combinations, Goodwill and Intangible Assets

Information relating to mergers and acquisitions for the three year period ended December 31, 2006, includes:

	Date	Accounting
Business Combination	Acquired	Method
PCB Holding Company	10/01/05	Purchase
Stone City Bancshares, Inc.	01/01/06	Purchase
Keach and Grove Insurance, Inc	10/01/06	Purchase

Certain of the above entities changed their name and/or have been merged into other subsidiaries of  the Corporation.

 On October 1, 2005 the Company consummated a merger with PCB Holding Company (“PCB”). PCB was merged with and into the Company. PCB’s sole banking subsidiary, Peoples Community Bank, operated two banking offices in Tell City, Indiana. PCB’s assets and equity (unaudited) as of September 30, 2005 totaled $34.6 million and $4.8 million, respectively. Net loss (unaudited) totaled $586 for the nine-month period ended September 30, 2005.

Under the terms of the merger, the shareholders of PCB received .7143 shares of common stock of the Company and $9.00 of cash for each of their PCB shares, or an aggregate of 257,029 shares of common stock of the Company and approximately $3.2 million of cash.

This merger was accounted for under the purchase method of accounting. The purchase resulted in approximately $2,019 in goodwill and $443 in core deposit intangible. The core deposit intangible is being amortized over 10 years. Goodwill will not be amortized but instead evaluated periodically for impairment. For income tax purposes, the core deposit intangible amortization and goodwill impairment (if any would arise) are non-deductible.

As a result of the PCB acquisition, on October 1, 2005 the Company acquired loans with evidence of credit deterioration since origination (as defined in Statement of Position (SOP) 03-3) with an outstanding principal balance of $982 and a net carrying amount of $826 at the acquisition date. This net carrying amount is believed to approximate fair value and the cash flows expected to be collected, net of accretable yield. At year end 2006, the acquired loans had an outstanding principal balance of $168 and a net carrying amount of $160. Subsequent to the acquisition, the Company increased the allowance for loan losses for the remaining acquired loans by $7 and no allowance for loan losses was reversed.

On January 1, 2006, the Company consummated a merger with Stone City Bancshares, Inc. (“Stone City”) Stone City was merged with and into the Company. Stone City’s sole banking subsidiary, Stone City Bank of Bedford, Indiana, operated two banking offices in Bedford, Indiana. Stone City’s assets and equity as of December 31, 2005 totaled $61.2 million and $5.4 million, respectively. Net loss totaled $332 for the year ended December 31, 2005. This net loss includes no provision for income taxes as Stone City had elected under Internal Revenue Service Code to be an S Corporation. As such, in lieu of corporate income taxes, the shareholders of Stone City were taxed on their proportionate share of the Company’s taxable income.

Under the terms of the merger, the shareholders of Stone City received aggregate cash payments of approximately $6.4 million and 349,468 common shares of the Company valued during a pre-closing valuation period of approximately $4.6 million, representing a total transaction value of approximately $11.0 million.

This merger was accounted for under the purchase method of accounting. The purchase resulted in approximately $5,576 in goodwill and $1,259 in core deposit intangible. The core deposit intangible is being amortized over 10 years. Goodwill will not be amortized but instead evaluated periodically for impairment. For income tax purposes, the core deposit intangible amortization and goodwill impairment (if any would arise ) are non-deductible.

As a result of the Stone City acquisition, on January 1, 2006 the Company acquired loans with evidence of credit deterioration since origination (as defined in Statement of Position (SOP) 03-3) with an outstanding principal balance of $1,238 and a net carrying amount of $1,064 at the acquisition date. This net carrying amount is believed to approximate fair value and the cash flows expected to be collected, net of accretable yield.  At year end 2006, the acquired loans had an outstanding principal balance of $747 and a net carrying amount of $683. Subsequent to the acquisition, the Company increased the allowance for loan losses for the remaining acquired loans by $144 and no allowance for loan losses was reversed.

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 18 - Business Combinations, Goodwill and Intangible Assets (continued)

On October 1, 2006, the Company acquired substantially all of the assets, net of certain assumed liabilities of Keach and Grove Insurance, Inc. of Bedford, Indiana. The agency operations became a part of German American Insurance, Inc., the Company’s property and casualty insurance entity.

The purchase price for this transaction was $2.26 million in cash. This merger was accounted for under the purchase method of accounting. The purchase resulted in approximately $1,975 in customer list intangible and $266 in goodwill. The customer relationship intangible is being amortized over seven years and deducted for tax purposes over 15 years using the straight line method. Goodwill will not be amortized but instead evaluated periodically for impairment for book purposes and will be amortized over a 15 year period for tax purposes using the straight line method.

The changes in the carrying amount of goodwill for the periods ended December 31, 2006 and 2005 were classified as follows:

	2006	2005
Beginning of Year	$3,813	$1,794
Goodwill from acquisitions	5,842	2,019
End of Year	$9,655	$3,813

Of the $9,655 carrying amount of goodwill for December 31, 2006, $8,323 is allocated to the core banking segment and $1,332 is allocated to the insurance segment. Of the $3,813 carrying amount of goodwill for December 31, 2005, $2,749 is allocated to the core banking segment and $1,064 is allocated to the insurance segment.

Acquired intangible assets were as follows as of year end:

	2006
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$2,372	$877
Unidentified Branch Acquisition Intangible	257	209
Insurance
Customer List	4,813	1,432
Total	$7,442	$2,518

	2005
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$1,113	$681
Unidentified Branch Acquisition Intangible	257	192
Insurance
Customer List	2,838	947
Total	$4,208	$1,820

Amortization Expense was $698, $433, and $426 for 2006, 2005, and 2004.

Estimated amortization expense for each of the next five years is as follows:

2007	$894
2008	889
2009	882
2010	726
2011	457

 Notes to the Consolidated Financial Statements
 Dollars in thousands, except per share data

NOTE 19 Fair Values of Financial Instruments

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
	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$29,895	$29,895	$32,931	$32,931
Securities Available-for-Sale	179,222	179,222	181,150	181,150
Securities Held-to-Maturity	6,135	6,192	8,684	8,811
FHLB Stock and Other Restricted Stock	10,621	10,621	14,095	14,095
Loans, including Loans Held-for-Sale, Net	790,731	790,638	644,592	637,134
Accrued Interest Receivable	8,747	8,747	5,941	5,941
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(467,361)	(467,361)	(437,390)	(437,390)
Other Time Deposits	(400,257)	(398,037)	(309,431)	(303,568)
Short-term Borrowings	(51,556)	(51,556)	(38,788)	(38,788)
Long-term Debt	(68,333)	(69,084)	(66,606)	(67,907)
Accrued Interest Payable	(3,357)	(3,357)	(1,764)	(1,764)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The carrying amounts of cash, short-term investments, FHLB and other restricted stock, and accrued interest receivable are a reasonable estimate of their fair values.  The fair values of securities are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments. The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities. The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities. Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not significant. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At December 31, 2006 and 2005, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

NOTE 20- Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2006	2005	2004
Unrealized Holding Gains (Losses) on
Securities Available-for-Sale	$2,869	$(2,551)	$(3,407)
Reclassification Adjustments for (Gains) and Loss
later Recognized in Income	(951)	—	3,678
Net Unrealized Gains and (Losses)	1,918	(2,551)	271
Recognition of Minimum Pension Liability	62	(46)	(17)
Tax Effect	(700)	858	(86)
Other Comprehensive Income / (Loss)	$1,280	$(1,739)	$168

 Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 21- Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2006
First Quarter	$14,748	$8,876	$2,563	$0.23	$0.23
Second Quarter	15,377	8,898	2,488	0.23	0.23
Third Quarter	16,374	9,109	2,732	0.25	0.25
Fourth Quarter	17,095	9,313	2,438	0.22	0.22

2005
First Quarter	$12,004	$7,999	$2,411	$0.22	$0.22
Second Quarter	12,172	7,975	2,408	0.22	0.22
Third Quarter	12,576	7,981	2,471	0.23	0.23
Fourth Quarter	13,445	8,258	2,431	0.22	0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. This assessment excluded internal control over financial reporting for the Company’s banking affiliate, Stone City Bank, as allowed by the SEC for current year acquisitions. The banking affiliate, Stone City Bank, was acquired on January 1, 2006 and represented approximately 6% of assets at December 31, 2006 and approximately 2% of net income for the year ended December 31, 2006. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
German American Bancorp, Inc.
Jasper, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that German American Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company excluded Stone City Bancshares, Inc., which was acquired during 2006, from the scope of management’s report on internal control over financial reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, management’s assessment that German American Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of German American Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky	/s/ Crowe Chizek and Company LLC
February 27, 2007	Crowe Chizek and Company LLC

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information relating to directors and executive officers of the Corporation will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in April 2007, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2007 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2007 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct. The Corporation’s Board of Directors has adopted a Code of Business Conduct, which constitutes a “code of ethics” as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002 (“SOA”). The Corporation has posted a copy of the Code of Business Conduct on its Internet website (www.germanamericanbancorp.com). The Corporation intends to satisfy its disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, the Code of Business Conduct, by posting such information on its Internet website, except that waivers that must under NASDAQ rules be filed with the SEC on Form 8-K will be so filed.

Audit Committee Identification. The Board of Directors of the Corporation has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2007 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that Richard E. Forbes, a director who serves on the Audit Committee of the Board of Directors and who is an independent director as defined by NASDAQ listing standards, is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA by reason of his experience as the current chief executive officer and former chief financial officer of a subsidiary of a Fortune 500 company.

Item 11. Executive Compensation.

Information relating to compensation of the Corporation’s executive officers and directors, (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2007 Proxy Statement of the Corporation, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Corporation will be included under the captions “Ownership of Our Common Stock by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2007 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Equity Compensation Plan Information.

The Company maintains three plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan, and its 1999 Employee Stock Purchase Plan. Each of these three plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	370,413	(a)	$16.38	841,376	(b)

Equity compensation plans not approved by security holders	—		—	—

Total	370,413		$16.38	841,376

(a)
Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2007 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2006 during the plan year that commenced in August 2006. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2007, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)
Represents 350,174 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 491,202 shares that were available for grant or issuance at December 31, 2006 under the 1999 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards in any given fiscal year is equal to the sum of (i) one percent of the number of Common Shares outstanding as of the last day of the Corporation’s prior fiscal year, plus (ii) the number of Common Shares that were available for the grant of awards, but were not granted, under the Plan in any previous fiscal year. Under no circumstances, however, may the number of Common Shares available for the grant of awards in any fiscal year under the Long-Term Equity Incentive Plan exceed one and one-half percent of the Common Shares outstanding as of the last day of the prior fiscal year. The 491,202 shares available at December 31, 2006 and included in the above table represent only the carryover of shares that may be the subject of grants of awards under the Long-Term Equity Incentive Plan in 2007 and future years; the Corporation during 2007 and future years (in addition to this carryover amount) may grant an additional 110,086 shares, representing one percent of the number of Common Shares that were outstanding at December 31, 2006, under the Long-Term Equity Incentive Plan.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 9 to the consolidated financial statements in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2007 Proxy Statement of the Corporation, which sections are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information responsive to this item 14 will be included in the 2007 Proxy Statement under the caption “Principal Accountant Fees and Services,” which section is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements

The following items are included in Item 8 of this report:

Page #
German American Bancorp, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm on Financial Statements	30

Consolidated Balance Sheets at December 31,
2006 and December 31, 2005	31

Consolidated Statements of Income, years
ended December 31, 2006, 2005, and 2004	32

Consolidated Statements of Changes in
Shareholders’ Equity, years ended
December 31, 2006, 2005, and 2004	33

Consolidated Statements of Cash Flows, years
ended December 31, 2006, 2005, and 2004	34

Notes to the Consolidated Financial
Statements	35-65

b)	Exhibits

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

GERMAN AMERICAN BANCORP, INC (Registrant)

Date: March 9, 2007	By	/s/ Mark A. Schroeder
Mark A. Schroeder, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 9, 2007	By	/s/ Mark A. Schroeder
Mark A. Schroeder, President and Chief Executive Officer (principal executive officer), Director

Date: March 5, 2007	By	/s/ Douglas A. Bawel
Douglas A. Bawel, Director

Date: March 5, 2007	By	/s/ Christina M. Ernst
Christina M. Ernst, Director

Date: March 5, 2007	By	/s/ Richard E. Forbes
Richard E. Forbes, Director

Date: March 5, 2007	By	/s/ William R. Hoffman
William R. Hoffman, Director

Date: March 6, 2007	By	/s/ U. Butch Klem
U. Butch Klem, Director

Date: March 5, 2007	By	/s/ J. David Lett
J. David Lett, Director

Date: March 5, 2007	By	/s/ Gene C. Mehne
Gene C. Mehne, Director

Date: March 6, 2007	By	/s/ Larry J. Seger
Larry J. Seger, Director

Date: March 5, 2007	By	/s/ C.L. Thompson
C.L. Thompson, Director

Date: March 5, 2007	By	/s/ Michael J. Voyles
Michael J. Voyles, Director

Date: March 9, 2007	By	/s/ Bradley M. Rust
Bradley M. Rust, Senior Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3 to the Registrant’s Current Report on 8-K filed May 22, 2006.

3.2	Restated Bylaws of the Registrant, as amended through February 12, 2007, is incorporated by reference from Exhibit 3 to the Registrant’s Current Report on 8-K filed February 16, 2007.

4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

4.3
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference from Exhibit 3 to the Registrant’s Current Report on 8-K filed May 22, 2006.

10.1	The Registrant’s 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed October 14, 1998.*

10.2
Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by former director George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors, some of whom remain directors of the Registrant.). The schedule following Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as Exhibit 10.4.*

10.3	The Registrant’s 1999 Long-Term Equity Incentive Plan*

10.4	Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.5
Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.6
First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.7
Form of Employee Stock Option Agreement (new grant, five-year expiration, five year 20% vesting) typically issued during 2005 and prior periods to executive officers and other key employees as incentives is incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.8
Form of Employee Stock Option Agreement (Replacement Grant) typically issued during 2005 and prior periods to persons who exercise other stock options using common shares as payment for the exercise price (one year vesting) is incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9
Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes) is incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.10
Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes) is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 .*

10.11
Description of Director Compensation Arrangements for 12 month period ending at 2006 Annual Meeting of Shareholders is incorporated by reference from the description contained in Item 1.01 of the Registrant’s Current Report on Form 8-K filed May 4, 2005.*

10.12
Description of Director Compensation Arrangements for 12 month period ending at 2007 Annual Meeting of Shareholders is incorporated by reference from the description contained in Item 1.01 of the Registrant’s Current Report on Form 8-K filed May 2, 2006.*

10.13
Description of Executive Management Incentive Plan for 2005 (awards payable in 2006) is incorporated by reference from the description contained in Item 1.01 of the Registrant’s Current Report on Form 8-K filed May 4, 2005.*

10.14
Description of Executive Management Incentive Plan for 2006 (awards payable in 2007) is incorporated by reference from the description contained in Item 1.01 of the Registrant’s Current Report on Form 8-K filed February 17, 2006.*

10.15
Description of Executive Management Incentive Plan for 2007 (awards payable in 2008) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 16, 2007.*

10.16
Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust is incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.*

10.17
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 1999 Long-Term Equity Incentive Plan is incorporated by reference from Exhibit 99 to the Registrant’s Current Report on Form 8-K filed February 17, 2006.*

10.18
Resolutions of Stock Option Committee of Board of Directors of the Registrant amending outstanding stock options by accelerating in full all vesting periods and exercise date restrictions and terminating replacement stock option privileges in connection with future option exercises, adopted by written consent effective December 29, 2005, is incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005.*

10.19
Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc., is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on 8-K filed January 5, 2007.

10.20
Agreed Upon Terms and Procedures dated December 29, 2006, executed and delivered by German American Bancorp, Inc. to JPMorgan Chase Bank, N.A., is incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on 8-K filed January 5, 2007.

10.21
Stock Purchase Agreement dated as of December 16, 2005 between the Registrant and Buehler Foods, Inc. is incorporated by reference from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 2005. **

10.22
Agreement and Plan of Reorganization by and among the Registrant, First State Bank, Southwest Indiana, PCB Holding Company, and Peoples Community Bank, dated May 23, 2005, is incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 19, 2005 (File No. 333-126704).**

10.23
Agreement and Plan of Reorganization by and among the Registrant and Stone City Bancshares, Inc., and joined in by the shareholders of Stone City Bancshares, Inc., dated October 25, 2005, is incorporated by reference from Exhibit 2 to the Registrant’s Current Report on Form 8-K filed October 31, 2005.**

21	Subsidiaries of the Registrant

23	Consent of Crowe Chizek and Company LLC.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President (Principal Financial Officer).

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President (Principal Financial Officer).

*	Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

**
Certain exhibits to these documents have been omitted from the text filed with the SEC. The omitted information is considered immaterial from an investor’s perspective. The Registrant will furnish supplementally a copy of any of any such omitted exhibit to the SEC upon request from the SEC.

GERMAN AMERICAN BANCORP, INC. WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2007, A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT. SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, INC., ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.