Form 10-Q
period 2007-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2007-05-10
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, no par value	11,029,612

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

Consolidated Balance Sheets - March 31, 2007 and December 31, 2006

Consolidated Statements of Income and Comprehensive Income -
Three Months Ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2007 and 2006

Notes to Consolidated Financial Statements - March 31, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and Due from Banks	$21,175	$23,960
Federal Funds Sold and Other Short-term Investments	3,394	5,735
Cash and Cash Equivalents	24,569	29,695

Interest-bearing Time Deposits with Banks	100	200
Securities Available-for-Sale, at Fair Value	167,994	179,222
Securities Held-to-Maturity, at Cost (Fair value of $5,153 and $6,192 on March 31, 2007 and December 31, 2006, respectively)	5,098	6,135

Loans Held-for-Sale	2,009	1,601

Loans	813,913	798,635
Less: Unearned Income	(3,124)	(2,376)
Allowance for Loan Losses	(7,620)	(7,129)
Loans, Net	803,169	789,130

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	23,873	23,245
Other Real Estate	2,988	845
Goodwill	9,655	9,655
Intangible Assets	4,701	4,924
Company Owned Life Insurance	21,907	21,710
Accrued Interest Receivable and Other Assets	14,353	16,441
TOTAL ASSETS	$1,091,037	$1,093,424

LIABILITIES
Non-interest-bearing Demand Deposits	$138,709	$137,671
Interest-bearing Demand, Savings, and Money Market Accounts	315,820	329,690
Time Deposits	426,800	400,257
Total Deposits	881,329	867,618

FHLB Advances and Other Borrowings	103,395	119,889
Accrued Interest Payable and Other Liabilities	13,707	13,526
TOTAL LIABILITIES	998,431	1,001,033

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	---	---
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,030	11,008
Additional Paid-in Capital	68,270	68,216
Retained Earnings	13,387	13,450
Accumulated Other Comprehensive Loss	(81)	(283)

TOTAL SHAREHOLDERS’ EQUITY	92,606	92,391

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,091,037	$1,093,424

End of period shares issued and outstanding	11,029,612	11,008,562

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$15,067	$12,382
Interest on Federal Funds Sold and Other Short-term Investments	120	126
Interest and Dividends on Securities:
Taxable	1,870	1,742
Non-taxable	272	498
TOTAL INTEREST INCOME	17,329	14,748

INTEREST EXPENSE
Interest on Deposits	6,430	4,482
Interest on FHLB Advances and Other Borrowings	1,524	1,390
TOTAL INTEREST EXPENSE	7,954	5,872

NET INTEREST INCOME	9,375	8,876
Provision for Loan Losses	1,928	290
NET INTEREST INCOME AFTER PROVISIONFOR LOAN LOSSES	7,447	8,586

NON-INTEREST INCOME
Trust and Investment Product Fees	681	561
Service Charges on Deposit Accounts	918	865
Insurance Revenues	1,504	1,421
Other Operating Income	629	736
Net Gains on Sales of Loans and Related Assets	178	213
Net Gain / (Loss) on Securities	---	---
TOTAL NON-INTEREST INCOME	3,910	3,796

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,503	5,184
Occupancy Expense	762	696
Furniture and Equipment Expense	588	522
Data Processing Fees	356	405
Professional Fees	391	418
Advertising and Promotion	191	212
Supplies	150	141
Other Operating Expenses	1,493	1,227
TOTAL NON-INTEREST EXPENSE	9,434	8,805

Income before Income Taxes	1,923	3,577
Income Tax Expense	444	1,014
NET INCOME	$1,479	$2,563

COMPREHENSIVE INCOME	$1,681	$2,513

Earnings Per Share and Diluted Earnings Per Share	$0.13	$0.23
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,479	$2,563
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) / Amortization on Securities	(87)	36
Depreciation and Amortization	813	688
Amortization and Impairment of Mortgage Servicing Rights	---	110
Loans Originated for Sale	(12,494)	(16,034)
Proceeds from Sales of Loans Held-for-Sale	12,245	15,814
Loss in Investment in Limited Partnership	41	38
Provision for Loan Losses	1,928	290
Gain on Sale of Loans	(159)	(226)
Loss / (Gain) on Securities, Net	---	---
Loss / (Gain) on Sales of Other Real Estate and Repossessed Assets	(19)	21
Gain on Disposition and Impairment of Premises and Equipment	(2)	(1)
Increase in Cash Surrender Value of Company Owned Life Insurance	(197)	(176)
Equity Based Compensation	76	35
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,945	439
Interest Payable and Other Liabilities	177	(708)
Net Cash from Operating Activities	5,746	2,889

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	100	---
Proceeds from Maturities of Securities Available-for-Sale	11,620	---
Proceeds from Sales of Securities Available-for-Sale	---	12,400
Purchase of Securities Available-for-Sale	---	(19,670)
Proceeds from Maturities of Securities Held-to-Maturity	1,036	705
Purchase of Loans	(5,306)	(586)
Proceeds from Sales of Loans	450	3,453
Loans Made to Customers, Net of Payments Received	(13,415)	12,103
Proceeds from Sales of Other Real Estate	212	237
Property and Equipment Expenditures	(510)	(643)
Proceeds from Sales of Property and Equipment	---	7
Acquire Banking Entities	---	(4,111)
Net Cash from Investing Activities	(5,813)	3,895

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	13,726	13,287
Change in Short-term Borrowings	(12,221)	(1,118)
Advances in Long-term Debt	---	6,500
Repayments of Long-term Debt	(5,022)	(1,118)
Issuance of Common Stock	---	2
Dividends Paid	(1,542)	(1,539)
Net Cash from Financing Activities	(5,059)	16,014

Net Change in Cash and Cash Equivalents	(5,126)	22,798
Cash and Cash Equivalents at Beginning of Year	29,695	32,931
Cash and Cash Equivalents at End of Period	$24,569	$55,729

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited, dollars in thousands except per share data)

Note 1 - Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2006 Annual Report on Form 10-K.

Note 2 - Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	March 31,
Earnings per Share:	2007	2006
Net Income	$1,479	$2,563

Weighted Average Shares Outstanding	11,008,562	10,993,232
Earnings per Share:	$0.13	$0.23

Diluted Earnings per Share:
Net Income	$1,479	$2,563

Weighted Average Shares Outstanding	11,008,562	10,993,232
Potentially Dilutive Shares, Net	8,368	2,826
Diluted Weighted Average Shares Outstanding	11,016,930	10,996,058

Diluted Earnings per Share	$0.13	$0.23

Stock options for 278,155 and 360,191 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively because they were anti-dilutive.

Note 3 - Securities

The fair values of Securities Available-for-Sale are as follows:

	March 31,	December 31,
	2007	2006
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$28,233	$28,133
Obligations of State and Political Subdivisions	16,177	19,928
Asset-/Mortgage-backed Securities	116,358	123,859
Equity Securities	7,226	7,302
Total	$167,994	$179,222

As of March 31, 2007, net unrealized gains on the securities available-for-sale portfolio totaled approximately $214. As of December 31, 2006, net unrealized losses on the securities available-for-sale portfolio totaled approximately $90.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited, dollars in thousands except per share data)

Note 3 - Securities (Continued)

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

The total carrying values and fair values of Securities Held-to-Maturity are as follows:

	Carrying	Fair
March 31, 2007:	Value	Value
Obligations of State and Political Subdivisions	$5,098	$5,153

December 31, 2006:
Obligations of State and Political Subdivisions	$6,135	$6,192

Note 4 - Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	March 31,	December 31,
	2007	2006

Commercial and Industrial Loans	$428,958	$402,285
Residential Mortgage Loans	117,835	114,687
Consumer Loans	127,658	132,791
Agricultural Loans	139,462	148,872
Total Loans	$813,913	$798,635
Less: Unearned Income	(3,124)	(2,376)
Allowance for Loan Losses	(7,620)	(7,129)
Loans, Net	$803,169	$789,130

Note 5 - Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	March 31,	March 31,
	2007	2006
Balance at January 1	$7,129	$9,265
Allowance of Acquired Affiliate	---	484
Provision for Loan Losses	1,928	290
Recoveries of Prior Loan Losses	80	82
Loan Losses Charged to the Allowance	(1,517)	(400)
Balance at March 31	$7,620	$9,721

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operates through six community banking affiliates with 30 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products as agent under six distinctive insurance agency names from six offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three Months Ended
March 31, 2007

		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals
Net Interest Income	$9,599	$21	$29	$(274)	$9,375
Gain on Sales of Loans and Related Assets	178	---	---	---	178
Net Gain / (Loss) on Securities	---	---	---	---	---
Trust and Investment Product Fees	1	707	---	(27)	681
Insurance Revenues	40	3	1,480	(19)	1,504
Noncash Items:
Provision for Loan Losses	1,928	---	---	---	1,928
Provision for Income Taxes	525	91	81	(253)	444
Segment Profit / (Loss)	1,538	139	118	(316)	1,479
Segment Assets	1,078,466	2,331	9,947	293	1,091,037

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited, dollars in thousands except per share data)

Note 6 - Segment Information (continued)

Three Months Ended
March 31, 2006

		Trust and		Holding
		Investment		Company
	Core	Advisory		and	Consolidated
	Banking	Services	Insurance	Other	Totals
Net Interest Income	$9,223	$13	$23	$(383)	$8,876
Gain on Sales of Loans and Related Assets	213	---	---	---	213
Net Gain / (Loss) on Securities	---	---	---	---	---
Trust and Investment Product Fees	1	582	---	(22)	561
Insurance Revenues	44	3	1,396	(22)	1,421
Noncash Items:
Provision for Loan Losses	540	---	---	(250)	290
Provision for Income Taxes	1,553	35	191	(765)	1,014
Segment Profit / (Loss)	3,575	52	325	(1,389)	2,563
Segment Assets	1,008,546	2,203	7,541	6,826	1,025,11

Note 7 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of March 31, 2007, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the three months ended March 31, 2007.

Note 8 - Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2007, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2007 and 2006 there were no stock options granted. There was no option expense during the three month periods ended March 31, 2007 and 2006. In addition, there was no unrecognized option expense as all outstanding options were fully vested as of March 31, 2007 and 2006.

During the quarter ended March 31, 2007 the Company granted awards of 21,050 shares of restricted stock. During the quarter ended March 31, 2006 the Company granted awards of 13,375 shares of restricted stock. The expense recorded for the restricted stock grants totaled $34, net of an income tax benefit of $23, and $21, net of an income tax benefit of $14, during the three months ended March 31, 2007 and 2006, respectively. Unrecognized expense associated with the restricted stock grants totaled $228 and $138 as of March 31, 2007 and 2006, respectively.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited, dollars in thousands except per share data)

Note 8 - Equity Plans and Equity Based Compensation (continued)

The expense recorded for the Employee Stock Purchase Plan totaled $11 net of an income tax benefit of $7, and $12, net of an income tax benefit of $7 during the three months ended March 31, 2007 and 2006, respectively. Unrecognized compensation expense as of March 31, 2007 and 2006 totaled $29 and $33 for the Employee Stock Purchase Plan.

Note 9 - Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended March 31,
	2007		2006
Service Cost	$	---	$	---
Interest Cost		9		12
Expected Return on Assets		(3)		(5)
Amortization of Transition Amount		---		---
Amortization of Prior Service Cost		(1)		---
Recognition of Net Loss		7		9
Net Periodic Benefit Cost		$12		$16

Loss on Settlements and Curtailments		None		None

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $73 to the pension plan during the fiscal year ending December 31, 2007. As of March 31, 2007, the Company had contributed $15 to the pension plan.

Note 10 - New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of January 1, 2007. The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2004. The Company and its corporate subsidiaries doing business in Indiana file a combined unitary return, which is subject to examination for all years after 2002.

In February 2007, the FASB issued Statement No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company has not completed its evaluation of the impact of adoption of SFAS No. 159 but currently does not expect the adoption to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC. The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through six community banking affiliates with 30 retail banking offices in the ten contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Monroe, Perry, Pike, and Spencer. German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with six insurance agency offices throughout its market area.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2007 and December 31, 2006 and the consolidated results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2006 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2006 Annual Report on Form 10-K.

Net income declined $1,084,000 or 42% to $1,479,000 or $0.13 per share for the quarter ended March 31, 2007 compared to $2,563,000 or $0.23 per share for the first quarter of 2006. The comparison of the Company’s first quarter 2007 results with that of the prior year’s same period earnings was significantly affected by the costs associated with the resolution of a non-performing hotel facilities credit. Late in the first quarter, the Company gained control of the facilities which were subsequently sold on April 20, 2007. These credit-related costs included increased provision for loan losses of $1.3 million in direct charges related to the valuation of the properties, an additional $160,000 in indirect provision charges due to the impact on the Company’s historical loss ratios and resulting reserve levels, and collection costs of $110,000. In total, the after-tax cost during the first quarter associated with the resolution of this matter was $948,000. The resolution of this problem credit will enhance the Company’s ability to return non-performing loans and assets to more normalized historical levels.

The first quarter 2007 results also included the start-up costs associated with the opening of the Company’s new Bloomington, Indiana banking office on February 1, 2007. These start-up expenses totaled approximately $200,000 during the first quarter. Further, the Company’s contingency commission income within its insurance operations recorded in the first quarter of current year was $30,000, compared to the $271,000 recorded in the first quarter of last year.

Positively impacting the first quarter results was a $499,000 increase in net interest income as compared to the Company’s level of net interest income in the same period last year. This net interest income increase was driven by a 15% increase in the average loans outstanding during the three month period ending on March 31, 2007, compared with the same period of the prior year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp, Inc. presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale, and the valuation allowance on deferred tax assets.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of March 31, 2007, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $1,568,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income declined $1,084,000 or 42% to $1,479,000 or $0.13 per share for the quarter ended March 31, 2007 compared to $2,563,000 or $0.23 per share for the first quarter of 2006. The decline in net income during the first quarter of 2007 compared with 2006 was significantly affected by the cost associated with the resolution of a non-performing loan through increased provision for loan losses and increased collection costs. Also contributing to a lesser degree to the decline in earnings were costs associated with the opening of a bank branch facility in a new market and a lower level of contingency commission income from the Company’s insurance operations. Partially mitigating these factors was increased net interest income and increased Trust and Investment Product Fees.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months		Change from
	Ended March 31,		Prior Period
	2007	2006	Amount	Percent
Interest Income (T/E)	$17,506	$15,031	$2,475	16.5%
Interest Expense	7,954	5,872	2,082	35.5%
Net Interest Income (T/E)	$9,552	$9,159	$393	4.3%

Net interest income increased $499,000 or 6% (an increase of $393,000 or 4% on a tax-equivalent basis) for the quarter ended March 31, 2007 compared with the same quarter of 2006. The increase in net interest income was primarily attributable to an increased level of average earnings assets in the quarter ended March 31, 2007 compared with 2006. The higher level of earning assets was primarily attributable to an increase in the average level of loans outstanding. Average earning assets totaled approximately $998.2 million for the quarter ended March 31, 2007 compared with $917.0 million for the quarter ended March 31, 2006. Average loans outstanding totaled approximately $799.2 million for the quarter ended March 31, 2007 compared with $692.8 million for the quarter ended March 31, 2006.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. For the first quarter of 2007, the net interest margin declined to 3.86% compared to 4.03% for the same period of 2006. The Company’s yield on earning assets totaled 7.09% compared with a cost of funds (expressed as a percentage of average earning assets) of 3.23% producing the net interest margin of 3.86% for the three months ended March 31, 2007. The Company’s yield on earning assets was 6.62% compared with a cost of funds of 2.59% netting to a net interest margin of 4.03% for the three months ended March 31, 2006.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provisions for loan losses totaled $1,928,000 during the quarter ended March 31, 2007 compared with $290,000 in the first quarter of 2006.

The increased level of provision for loan losses during the first quarter of 2007 was largely attributable to a write-down of a single non-performing credit facility secured by two hotel properties at the time the properties were acquired by deed in lieu of foreclosure and moved into other real estate owned. The write-down and additional provision for loan loss on this credit totaled $1,300,000. An additional $160,000 in indirect provision charges were recognized due to the impact of this write-down on the Company’s historical loss ratios and resulting required reserve levels. For further discussion of this and other non-performing assets refer to “FINANCIAL CONDITION - Non-Performing Assets.”

Net charge-offs totaled $1,437,000 or 0.72% of average loans outstanding during the three months ended March 31, 2007 compared with $318,000 or 0.18% of average loans outstanding during the same period of 2006. The significantly higher level of net charge-offs during 2007 was directly attributable to the previously discussed write-down.

The provisions for loan losses made during the quarter ended March 31, 2007 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

Non-interest income increased $114,000 or 3% for the three month period ended March 31, 2007 as compared to the same period of 2006. The increase in the three months ended March 31, 2007 was primarily attributable to increased Trust and Investment Product Fees and increased insurance revenues despite a significant decline in the Company’s insurance operations contingency commission income.

Trust and Investment Product Fees increased $120,000 or 21% during the quarter ended March 31, 2007 as compared to 2006. This increase was driven by increased levels of brokerage commission revenue.

For the three month period ended March 31, 2007, Insurance Revenues increased $83,000 or 6% as compared to 2006. The Company’s insurance operations contingency commission income declined $241,000 or 89% during the quarter ended March 31, 2007 compared with 2006. However, this decline in contingency commission income was more than offset primarily by increased commission income generated as a result of the acquisition of Keach and Grove Insurance, Inc. which occurred on October 1, 2006 and to a lesser degree additional commission income generated by the Company’s existing insurance agencies.

Other Operating Income decreased by $107,000 or 15% for the quarter ended months ended March 31, 2007 as compared with the same period of 2006. The Company sold its mortgage servicing rights portfolio during the second quarter of 2006. As such the Company recognized no revenues from the servicing of sold residential mortgage loans during 2007 compared with revenues of $118,000 inclusive of a $45,000 mortgage servicing right impairment recovery during the first quarter of 2006.

Non-interest Expense:

Non-interest Expense increased $629,000 or 7% during the quarter ended March 31, 2007 compared to the same period of 2006. The increase was largely attributable to the acquisition of Keach and Grove Insurance, Inc., the opening of a new branch banking facility in Bloomington, Indiana, and increased collection costs.

For the three months ended March 31, 2007, Salaries and Employee Benefits Expense increased $319,000 or 6% as compared to the same period of 2006. The increase in Salaries and Employee Benefits Expense was primarily due to the acquisition of Keach and Grove Insurance, Inc. which occurred effective October 1, 2006 and the opening of the Company’s Bloomington, Indiana branch banking facility during the first quarter of 2007.

Occupancy Expense and Furniture and Equipment Expense increased by $132,000 or 11% during the quarter ended months ended March 31, 2007 compared with the prior year. This increase was primarily attributable to previously discussed opening of the branch bank facility in Bloomington and the insurance agency acquisition.

Other Operating Expenses increased by $266,000 or 22% during the three months ended March 31, 2007 compared with the three months ended March 31, 2006. Included in these higher level of costs was increased collection costs associated primarily with the previously discussed non-performing hotel loans that were acquired by deed-in-lieu of foreclosure during the first quarter of 2007 ($110,000), increased intangible amortization resulting from the Keach and Grove Insurance, Inc. acquisition ($70,000), and increased losses associated with fraudulent ATM and debit card transactions ($58,000).

Income Taxes:

The Company’s effective income tax rate approximated 23.1% during the three months ended March 31, 2007 compared with 28.4% during the same period of 2006. The lower effective tax rate during the three month period ended March 31, 2007 compared with the same period of 2006 was the result of a lower level of before tax net income partially offset by a lower level of tax-exempt investment income. The effective tax rate in both 2007 and 2006 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2007 declined $2.4 million to $1.091 billion compared with $1.093 billion in total assets at December 31, 2006. Securities available-for-sale and held-to-maturity decreased $12.3 million to $173.1 million at March 31, 2007 compared with $185.4 million at year-end 2006. The cash flow from the decline in securities was primarily used to fund loan portfolio growth. Loans, net of unearned income, increased $14.5 million to $810.8 million at March 31, 2007 compared to $796.3 million at December 31, 2006. Commercial and industrial loans increased $26.7 million or 7%, agricultural based loans declined $9.4 million or 6%, consumer loans decreased $5.1 million or 4% and residential mortgage loans increased $3.1 million or 3% during the three months ended March 31, 2007.

Total Deposits at March 31, 2007 increased $13.7 million to $881.3 million compared with $867.6 million in total deposits at December 31, 2006. Demand, savings, and money market accounts decreased $12.8 million while time deposits increased $26.5 million. FHLB Advances and Other Borrowings decreased $16.5 million to $103.4 million at March 31, 2007 compared with $119.9 million at December 31, 2006.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
Non-accrual Loans	$6,107	$9,652
Past Due Loans (90 days or more)	7	---
Restructured Loans	---	---
Total Non-performing Loans	6,114	9,652
Other Real Estate	2,988	845
Total Non-performing Assets	$9,102	$10,497

Allowance for Loan Loss to Non-performing Loans	124.63%	73.86%
Non-performing Loans to Total Loans	0.75%	1.21%

The Company’s level of overall non-performing assets declined by approximately $1.4 million and non-performing loans declined by approximately $3.5 million during three months ended March 31, 2007. These changes were primarily related to one credit facility which is discussed in detail below.

At December 31, 2006, a single credit facility, which was extended to a borrower that owned and operated two hotel facilities, was largely responsible for the elevated level of non-performing loans. This facility included extensions of credit in the approximate amount of $3.5 million (after a partial charge-off during 2006) that were secured by a first priority lien on the hotel properties.

In late March, 2007, the Company acquired deeds in lieu of foreclosure of these two hotel properties and placed the hotels under control of an independent management company pending their sale. On April 16, 2007, the Company agreed to sell the two hotels, subject to conventional financing by the Company, to an unaffiliated purchaser for a sales price of approximately $2.2 million, net of the costs of sale, and the sale of the properties closed on April 20, 2007.

The net effect of these activities was to decrease the level of the Company’s non-performing loans at March 31, 2007, by the entire $3.5 million year-end carrying value of the credit secured by the hotel facilities, and to record the carrying value of the hotel properties as other real estate owned at $2.2 million as of March 31, 2007. During the first quarter of 2007, the Company charged the difference of $1.3 million against its allowance for loan losses and recorded a corresponding expense for a special provision for loan losses.

In connection with the Company’s agreement with its borrower under which the deeds to the hotels were acquired in lieu of foreclosure, one of the principals of the borrower executed and delivered to the Company’s subsidiary bank a ten-year monthly installment personal promissory note in the principal amount of $1.1 million, and has in fact paid the first two installments due under that note. Due to substantial uncertainty about the personal financial ability of the obligor under the note to pay it in accordance with its terms, the Company has not recognized any value for this personal note in its financial statements. If, and to the extent that, this obligor continues to pay installments under the note in accordance with its terms, or the note is otherwise sold or liquidated for value by the Company, the Company could recover some of this charge-off in future periods.

The largest remaining credit facility included in non-performing assets is an approximately $861,000 loan (after a partial charge-off during 2006) to a manufacturing entity which has ceased operations. During the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction to an unrelated third party. The closing of this auction sale has been delayed on a number of instances as various covenants and conditions included in the sales agreement have not been fully performed or satisfied. Based on current information available, the Company expects that this sale will be completed by the end of the third quarter of 2007. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction.

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

Tier 1, or core capital, consists of shareholders’ equity less goodwill, core deposit intangibles, other identifiable intangibles and certain deferred tax assets defined by bank regulations. Tier 2 capital currently consists of the amount of the allowance for loan losses which does not exceed a defined maximum allowance limit of 1.25 percent of gross risk adjusted assets and subordinated debenture obligations. Total capital is the sum of Tier 1 and Tier 2 capital.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of March 31, 2007.

At March 31, 2007, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

To be Well
Capitalized
Under Prompt
Minimum for	Corrective
Capital	Action	At	At
Adequacy	Provisions	March 31,	December 31,
Purposes	(FDICIA)	2007	2006

Leverage Ratio	4.00%	5.00%	7.27%	7.41%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	8.69%	8.69%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	10.70%	10.66%

As of March 31, 2007, shareholders’ equity increased by $215,000 to $92.6 million compared with $92.4 million at year-end 2006. Shareholders’ equity represented 8.5% of total assets at March 31, 2007 compared with 8.4% at December 31, 2006. Shareholders’ equity included $14.4 million of goodwill and other intangible assets at March 31, 2007, compared to $14.6 million of goodwill and other intangible assets at December 31, 2006.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents declined approximately $5.1 million during the three months ended March 31, 2007 ending at $24.6 million compared with $29.7 million at year-end 2006. During the three months ended March 31, 2007, cash flows from operating activities provided $5.7 million of available cash, which included net income of $1.5 million. Investing activities resulted in net cash outflows of $5.8 million during the three months ended March 31, 2007 due primarily to cash outflows of loans made to customers. Financing activities resulted in net cash outflows for the period ended March 31, 2007 of $5.1 million which included $1.5 million in dividends paid to shareholders.

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

The discussions elsewhere in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results or experiences to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses, and the potential risk that customer relationships of such acquired businesses may be lost; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; the risk of unfavorable developments in the closing of the proposed sale of the manufacturing facility (as discussed above under “FINANCIAL CONDITION - Non-Performing Assets”); the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2006, and other SEC filings from time to time, when considering any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee and Boards of Directors of the parent company and its subsidiary bank. Primary market risks which impact the Company’s operations are liquidity risk and interest rate risk.

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

Interest Rate Sensitivity as of March 31, 2007

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
In rates	$ Amount	% Change	NPV Ratio	Change

+2%	$123,269	(3.81)%	11.60%	(12) b.p.
Base	128,153	---	11.72	---
-2%	122,196	(4.65)%	10.97	(75) b.p.

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

Item 4. Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended March 31, 2007.

	Total		Total Number of Shares	Maximum Number (or Approximate Dollar
	Number		(or Units) Purchased as Part	Value) of Shares (or Units)
	Of Shares	Average Price	of Publicly Announced	that May Yet Be Purchased
	(or Units)	Paid Per Share	Plans	Under the Plans or
Period	Purchased	(or Unit)	or Programs	Programs(1)
1/1/07 - 1/31/07	---	---	---	272,789
2/1/07 - 2/28/07	---	---	---	272,789
3/1/07 - 3/31/07	---	---	---	272,789
	---	---	---

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2007 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended March 31, 2007.

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 8, 2007	By	/s/ Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date: May 8, 2007	By	/s/ Bradley M. Rust
Bradley M. Rust
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3 to the Registrant's Current Report on Form 8-K filed May 22, 2006.
3.2	Restated Bylaws of the Registrant, as amended February 12, 2007 is incorporated by reference from Exhibit 3 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.
4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
4.2
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

4.3
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference from Exhibit 3 to the Registrant's Current Report on Form 8-K filed May 22, 2006.

10.1
Description of Executive Management Incentive Plan for 2007 (awards payable in 2008) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed February 16, 2007.*

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