Form 10-Q
period 2007-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2007-08-08
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, no par value	11,029,484

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

*****

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	3

Consolidated Statements of Income and Comprehensive Income -
Three and Six Months Ended June 30, 2007 and 2006	4 - 5

Consolidated Statements of Cash Flows - Six Months Ended
June 30, 2007 and 2006	6

Notes to Consolidated Financial Statements - June 30, 2007	7-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22-23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	24

SIGNATURES	25

INDEX OF EXHIBITS	26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and Due from Banks	$25,538	$23,960
Federal Funds Sold and Other Short-term Investments	4,181	5,735
Cash and Cash Equivalents	29,719	29,695

Interest-bearing Time Deposits with Banks	100	200
Securities Available-for-Sale, at Fair Value	155,324	179,222
Securities Held-to-Maturity, at Cost (Fair value of $5,133 and $6,192 on June 30, 2007 and December 31, 2006, respectively)	5,098	6,135

Loans Held-for-Sale	2,496	1,601

Loans	853,397	798,635
Less: Unearned Income	(3,192)	(2,376)
Allowance for Loan Losses	(7,776)	(7,129)
Loans, Net	842,429	789,130

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	23,721	23,245
Other Real Estate	1,152	845
Goodwill	9,655	9,655
Intangible Assets	4,477	4,924
Company Owned Life Insurance	22,103	21,710
Accrued Interest Receivable and Other Assets	15,010	16,441
TOTAL ASSETS	$1,121,905	$1,093,424

LIABILITIES
Non-interest-bearing Demand Deposits	$131,374	$137,671
Interest-bearing Demand, Savings, and Money Market Accounts	330,956	329,690
Time Deposits	449,777	400,257
Total Deposits	912,107	867,618

FHLB Advances and Other Borrowings	103,845	119,889
Accrued Interest Payable and Other Liabilities	13,459	13,526
TOTAL LIABILITIES	1,029,411	1,001,033

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,029	11,008
Additional Paid-in Capital	68,369	68,216
Retained Earnings	14,486	13,450
Accumulated Other Comprehensive Loss	(1,390)	(283)
TOTAL SHAREHOLDERS’ EQUITY	92,494	92,391
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,121,905	$1,093,424
End of period shares issued and outstanding	11,029,087	11,008,562

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	June 30,
	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$15,846	$12,813
Interest on Federal Funds Sold and Other Short-term Investments	84	136
Interest and Dividends on Securities:
Taxable	1,782	1,928
Non-taxable	246	500
TOTAL INTEREST INCOME	17,958	15,377

INTEREST EXPENSE
Interest on Deposits	6,825	5,068
Interest on FHLB Advances and Other Borrowings	1,639	1,411
TOTAL INTEREST EXPENSE	8,464	6,479

NET INTEREST INCOME	9,494	8,898
Provision for Loan Losses	375	54
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	9,119	8,844

NON-INTEREST INCOME
Trust and Investment Product Fees	660	565
Service Charges on Deposit Accounts	1,114	1,010
Insurance Revenues	1,541	1,109
Other Operating Income	667	710
Net Gains on Sales of Loans and Related Assets	198	454
Net Gain / (Loss) on Securities	—	—
TOTAL NON-INTEREST INCOME	4,180	3,848

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,554	5,367
Occupancy Expense	779	638
Furniture and Equipment Expense	569	564
Data Processing Fees	343	413
Professional Fees	350	464
Advertising and Promotion	178	199
Supplies	139	125
Other Operating Expenses	1,511	1,464
TOTAL NON-INTEREST EXPENSE	9,423	9,234

Income before Income Taxes	3,876	3,458
Income Tax Expense	1,233	970
NET INCOME	$2,643	$2,488

COMPREHENSIVE INCOME	$1,334	$2,265

Earnings Per Share and Diluted Earnings Per Share	$0.24	$0.23
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended
	June 30,
	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$30,913	$25,195
Interest on Federal Funds Sold and Other Short-term Investments	204	262
Interest and Dividends on Securities:
Taxable	3,652	3,670
Non-taxable	518	998
TOTAL INTEREST INCOME	35,287	30,125

INTEREST EXPENSE
Interest on Deposits	13,255	9,550
Interest on FHLB Advances and Other Borrowings	3,163	2,801
TOTAL INTEREST EXPENSE	16,418	12,351

NET INTEREST INCOME	18,869	17,774
Provision for Loan Losses	2,303	344
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,566	17,430

NON-INTEREST INCOME
Trust and Investment Product Fees	1,341	1,126
Service Charges on Deposit Accounts	2,032	1,875
Insurance Revenues	3,045	2,530
Other Operating Income	1,296	1,446
Net Gains on Sales of Loans and Related Assets	376	667
Net Gain / (Loss) on Securities	—	—
TOTAL NON-INTEREST INCOME	8,090	7,644

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,057	10,551
Occupancy Expense	1,541	1,334
Furniture and Equipment Expense	1,157	1,086
Data Processing Fees	699	818
Professional Fees	741	882
Advertising and Promotion	369	411
Supplies	289	266
Other Operating Expenses	3,004	2,691
TOTAL NON-INTEREST EXPENSE	18,857	18,039

Income before Income Taxes	5,799	7,035
Income Tax Expense	1,677	1,984
NET INCOME	$4,122	$5,051

COMPREHENSIVE INCOME	$3,015	$4,778

Earnings Per Share and Diluted Earnings Per Share	$0.37	$0.46
Dividends Per Share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,122	$5,051
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) / Amortization on Securities	(179)	3
Depreciation and Amortization	1,626	1,350
Amortization and Impairment of Mortgage Servicing Rights	—	271
Loans Originated for Sale	(28,466)	(30,809)
Proceeds from Sales of Loans Held-for-Sale	27,904	30,564
Loss in Investment in Limited Partnership	85	121
Provision for Loan Losses	2,303	344
Gain on Sale of Loans and Mortgage Servicing Rights, Net	(333)	(647)
Gain on Sales of Other Real Estate and Repossessed Assets	(43)	(20)
Gain on Disposition and Impairment of Premises and Equipment	(2)	(1)
Increase in Cash Surrender Value of Company Owned Life Insurance	(393)	(352)
Equity Based Compensation	174	156
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,932	1,273
Interest Payable and Other Liabilities	(74)	(1,593)
Net Cash from Operating Activities	8,656	5,711

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	100	—
Proceeds from Maturities of Securities Available-for-Sale	22,385	22,886
Purchase of Securities Available-for-Sale	—	(34,154)
Proceeds from Maturities of Securities Held-to-Maturity	1,036	707
Purchase of Loans	(13,563)	(9,601)
Proceeds from Sales of Loans	450	13,335
Loans Made to Customers, Net of Payments Received	(45,240)	(11,891)
Proceeds from Sale of Mortgage Servicing Rights	—	3,337
Proceeds from Sales of Other Real Estate	2,552	398
Property and Equipment Expenditures	(985)	(1,971)
Proceeds from Sales of Property and Equipment	—	77
Acquire Banking Entities	—	(4,111)
Net Cash from Investing Activities	(33,265)	(20,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	44,519	10,498
Change in Short-term Borrowings	(19,778)	4,101
Advances of Long-term Debt	10,000	6,500
Repayments of Long-term Debt	(7,022)	(4,118)
Issuance of Common Stock	—	18
Dividends Paid	(3,086)	(3,080)
Net Cash from Financing Activities	24,633	13,919

Net Change in Cash and Cash Equivalents	24	(1,358)

Cash and Cash Equivalents at Beginning of Year	29,695	32,931
Cash and Cash Equivalents at End of Period	$29,719	$31,573

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Note 2 - Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	June 30,
	2007	2006
Earnings per Share:
Net Income	$2,643	$2,488

Weighted Average Shares Outstanding	11,008,562	10,993,898
Earnings per Share	$0.24	$0.23

Diluted Earnings per Share:
Net Income	$2,643	$2,488

Weighted Average Shares Outstanding	11,008,562	10,993,898
Potentially Dilutive Shares, Net	14,131	7,035
Diluted Weighted Average Shares Outstanding	11,022,693	11,000,933

Diluted Earnings per Share	$0.24	$0.23

Stock options for 257,063 and 343,142 shares of common stock were not considered in computing diluted earnings per share for the quarter ended June 30, 2007 and 2006, respectively, because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended
	June 30,
	2007	2006
Earnings per Share:
Net Income	$4,122	$5,051

Weighted Average Shares Outstanding	11,008,562	10,993,567
Earnings per Share	$0.37	$0.46

Diluted Earnings per Share:
Net Income	$4,122	$5,051

Weighted Average Shares Outstanding	11,008,562	10,993,567
Potentially Dilutive Shares, Net	11,722	8,623
Diluted Weighted Average Shares Outstanding	11,020,284	11,002,190

Diluted Earnings per Share	$0.37	$0.46

Stock options for 257,063 and 356,142 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited, dollars in thousands except per share data)

Note 3 - Securities

The fair values of Securities Available-for-Sale are as follows:

	June 30,	December 31,
	2007	2006
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$27,566	$28,133
Obligations of State and Political Subdivisions	14,132	19,928
Asset-/Mortgage-backed Securities	106,319	123,859
Equity Securities	7,307	7,302
Total	$155,324	$179,222

Net unrealized losses on the securities available-for-sale portfolio totaled approximately $1,783 and $90 at June 30, 2007 and December 31, 2006, respectively.

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

The total carrying values and fair values of Securities Held-to-Maturity are as follows:

	Carrying	Fair
	Value	Value
June 30, 2007:
Obligations of State and Political Subdivisions	$5,098	$5,133

December 31, 2006:
Obligations of State and Political Subdivisions	$6,135	$6,192

Note 4 - Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	June 30,	December 31,
	2007	2006

Commercial and Industrial Loans	$448,078	$402,285
Residential Mortgage Loans	119,119	114,687
Consumer Loans	131,032	132,791
Agricultural Loans	155,168	148,872
Total Loans	$853,397	$798,635
Less: Unearned Income	(3,192)	(2,376)
Allowance for Loan Losses	(7,776)	(7,129)
Loans, Net	$842,429	$789,130

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited, dollars in thousands except per share data)

Note 5 - Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	June 30,	June 30,
	2007	2006

Balance at January 1	$7,129	$9,265
Allowance of Acquired Affiliate	—	484
Provision for Loan Losses	2,303	344
Recoveries of Prior Loan Losses	191	152
Loan Losses Charged to the Allowance	(1,847)	(1,226)
Balance at June 30	$7,776	$9,019

Note 6 - Segment Information

The Company’s operations include three primary segments: core banking, trust and investment advisory services, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, and residential mortgage loans, primarily in the Company’s local markets. The core banking segment also involves the sale of residential mortgage loans in the secondary market. The trust and investment advisory services segment involves providing trust, investment advisory, and brokerage services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

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

The following segment financial information has been derived from the internal financial statements of German American Bancorp, Inc., which are used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the column labeled “Other” below, along with amounts to eliminate transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited, dollars in thousands except per share data)

Three Months Ended June 30, 2007	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals

Net Interest Income	$9,752	$21	$29	$(308)	$9,494
Net Gain on Sales of Loans and
Related Assets	198	—	—	—	198
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	685	—	(26)	660
Insurance Revenues	22	17	1,522	(20)	1,541
Noncash Item:
Provision for Loan Losses	375	—	—	—	375
Provision for Income Taxes	1,350	75	111	(303)	1,233
Segment Profit / (Loss)	2,744	114	167	(382)	2,643
Segment Assets	1,109,581	2,186	9,639	499	1,121,905

Three Months Ended June 30, 2006	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals

Net Interest Income	$9,214	$15	$27	$(358)	$8,898
Net Gain on Sales of Loans and
Related Assets	454	—	—	—	454
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	586	—	(22)	565
Insurance Revenues	55	3	1,072	(21)	1,109
Noncash Item:
Provision for Loan Losses	261	—	—	(207)	54
Provision for Income Taxes	1,755	33	73	(891)	970
Segment Profit / (Loss)	3,724	48	126	(1,410)	2,488
Segment Assets	1,011,469	2,154	7,362	3,555	1,024,540

Six Months Ended June 30, 2007	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals

Net Interest Income	$19,351	$42	$58	$(582)	$18,869
Net Gain on Sales of Loans and
Related Assets	376	—	—	—	376
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	1,392	—	(53)	1,341
Insurance Revenues	62	20	3,002	(39)	3,045
Noncash Item:
Provision for Loan Losses	2,303	—	—	—	2,303
Provision for Income Taxes	1,875	166	192	(556)	1,677
Segment Profit / (Loss)	4,282	253	285	(698)	4,122
Segment Assets	1,109,581	2,186	9,639	499	1,121,905

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited, dollars in thousands except per share data)

Note 6 - Segment Information (continued)

Six Months Ended June 30, 2006	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals

Net Interest Income	$18,437	$28	$50	$(741)	$17,774
Net Gain on Sales of Loans and
Related Assets	667	—	—	—	667
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	1,168	—	(44)	1,126
Insurance Revenues	99	6	2,468	(43)	2,530
Noncash Item:
Provision for Loan Losses	801	—	—	(457)	344
Provision for Income Taxes	3,308	68	264	(1,656)	1,984
Segment Profit / (Loss)	7,299	100	451	(2,799)	5,051
Segment Assets	1,011,470	2,154	7,362	3,554	1,024,540

Note 7 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of June 30, 2007, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the six months ended June 30, 2007.

Note 8 - Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2007, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

During the six months ended June 30, 2007 there were no stock options granted. There was no option expense during the three or six month periods ended June 30, 2007. The Company recorded $19 in stock compensation expense, net of an income tax benefit of $10, during the three months and six months ended June 30, 2006 related to the granting of 11,000 options in the second quarter of 2006. There was no unrecognized option expense as all outstanding options were fully vested as of June 30, 2007 and 2006.

During the quarter and six months ended June 30, 2007 the Company granted awards of 350 shares and 21,400 shares of restricted stock. During the quarter and six months ended June 30, 2006 the Company granted awards of 760 shares and 14,135 shares of restricted stock. The expense recorded for the restricted stock grants totaled $50, net of an income tax benefit of $33, and $83, net of an income tax benefit of $55, during the three and six months ended June 30, 2007, respectively. The expense recorded for the restricted stock grants totaled $32, net of an income tax benefit of $21, and $53, net of an income tax benefit of $35, during the three and six months ended June 30, 2006. Unrecognized expense associated with the restricted stock grants totaled $140 and $95 as of June 30, 2007 and 2006, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The expense recorded for the Employee Stock Purchase Plan totaled $11 net of an income tax benefit of $7, and $22, net of an income tax benefit of $14 during the three and six months ended June 30, 2007, respectively. The expense recorded for the Employee Stock Purchase Plan totaled $12 net of an income tax benefit of $7, and $24, net of an income tax benefit of $15 during the three and six months ended June 30, 2006, respectively. Unrecognized compensation expense as of June 30, 2007 and 2006 totaled $12 and $13 for the Employee Stock Purchase Plan.

Note 9 - Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended
	June 30,
	2007	2006
Service Cost	$—	$—
Interest Cost	10	13
Expected Return on Assets	(3)	(6)
Amortization of Transition Amount	(1)	(1)
Amortization of Prior Service Cost	(1)	(1)
Recognition of Net Loss	7	10
Net Periodic Benefit Cost	$12	$15

Loss on Settlements and Curtailments	$45	None

	Six Months Ended June 30,
	2007	2006
Service Cost	$—	$—
Interest Cost	19	25
Expected Return on Assets	(6)	(11)
Amortization of Transition Amount	(1)	(1)
Amortization of Prior Service Cost	(2)	(1)
Recognition of Net Loss	14	19
Net Periodic Benefit Cost	$24	$31

Loss on Settlements and Curtailments	$45	None

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $73 to the pension plan during the fiscal year ending December 31, 2007. As of June 30, 2007, the Company had contributed $30 to the pension plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited, dollars in thousands except per share data)

Note 10 - New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of January 1, 2007. The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2004. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2002.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2007 and December 31, 2006 and the consolidated results of operations for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2006 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2006 Annual Report on Form 10-K.

For the quarter ended June 30, 2007 net income totaled $2,643,000, or $0.24 per share, a $155,000 or 6% increase over the same period 2006 earnings of $2,488,000, or $0.23 per share. The comparison of the Company’s second quarter 2007 results with that of the prior year’s was positively affected by a $596,000, or 7%, increase in net interest income and a $332,000, or 9%, increase in non-interest income. The increase in net interest income was driven by a 20% increase in the Company’s loan portfolio during the twelve month period ended June 30, 2007. On a linked quarter basis (second quarter versus first quarter 2007), the end of period loan portfolio balances increased at a similar annualized 20% rate during the second quarter of 2007.

The increase in the level of the Company’s non-interest income was derived from a number of sources, including a 10% increase in deposit service charges, a 17% increase in trust and investment product fees and a 39% increase in insurance revenues. Insurance revenue for the second quarter of 2007 included the revenue of Keach and Grove Insurance, Inc., which was acquired during the fourth quarter of 2006.

During the second quarter 2007, the Company’s non-interest expenses increased by $189,000 or 2%, in spite of the inclusion of the operating expenses of both the Keach & Grove Insurance, Inc. and the new Bloomington banking office, which opened in February of this year. Approximately $534,000 of the second quarter 2007 operating expenses, representing more than the quarter-to-quarter increase in the Company’s non-interest expenses, were attributable to these two newest components of the Company’s operations. Absent the operating expenses of these new operations, the Company’s total non-interest expense would have declined by approximately $345,000, or 4%, during the second quarter of 2007 as compared to the same period in 2006.

Net income declined $929,000 or 18% to $4,122,000 or $0.37 per share for the six months ended June 30, 2007 compared to $5,051,000 or $0.46 per share for the first half of 2006. The comparison of the Company’s first half of 2007 results with that of the prior year’s same period earnings was significantly affected by the costs associated with the resolution of a non-performing hotel facilities credit. Late in the first quarter, the Company gained control of the facilities which were subsequently sold on April 20, 2007. These credit-related costs included increased provision for loan losses of $1.3 million in direct charges related to the valuation of the properties, an additional $160,000 in indirect provision charges due to the impact on the Company’s historical loss ratios and resulting reserve levels, and collection costs of $110,000. In total, the after-tax cost during the first quarter of 2007 associated with the resolution of this matter was approximately $948,000. The resolution of this problem credit has enhanced the Company’s ability to return non-performing loans and assets to more normalized historical levels.

The earnings for the six months ended June 30, 2007 were positively impacted by a $1,095,000 or 6% increase in net interest income as compared to the Company’s level of net interest income in the same period last year. This net interest income increase was driven by an 18% increase in the average loans outstanding during the six month period ending on June 30, 2007, compared with the same period of the prior year. Also positively impacting the first six months of 2007 compared with 2006 was an increase of $446,000 or 6% in non-interest income. As was the case during the second quarter as previously discussed, the primary contributors to this increase were higher levels of trust and investment product fees, deposit service charges and insurance revenues.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of June 30, 2007, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $3,083,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income increased $155,000 or 6% to $2,643,000 or $0.24 per share for the quarter ended June 30, 2007 compared to $2,488,000 or $0.23 per share for the second quarter of 2006. The increase in net income during the second quarter 2007 compared with 2006 was primarily attributable to higher levels of net interest income and non-interest income partially offset by a higher provision for loan losses and non-interest expenses.

Net income declined $929,000 or 18% to $4,122,000 or $0.37 per share for the six months ended June 30, 2007 compared to $5,051,000 or $0.46 per share for the six months ended June 30, 2006. The decline in earnings during the first half of 2007 was significantly affected by the cost associated with the resolution of a non-performing loan through increased provision for loan losses. Partially mitigating these factors was increased net interest income and increased non-interest income.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months Ended June 30,		Change from Prior Period
	2007	2006	Amount	Percent
Interest Income (T/E)	$18,111	$15,666	$2,445	15.6%
Interest Expense	8,464	6,479	1,985	30.6%
Net Interest Income (T/E)	$9,647	$9,187	$460	5.0%

Net interest income increased $596,000 or 7% (an increase of $460,000 or 5% on a tax-equivalent basis) for the quarter ended June 30, 2007 compared with the same quarter of 2006. The increase in net interest income was primarily attributable to an increased level of average earnings assets, and specifically a higher level of average loans outstanding, in the quarter ended June 30, 2007 compared with 2006. Average earning assets totaled approximately $1.021 billion for the quarter ended June 30, 2007 compared with $923.0 million for the quarter ended June 30, 2006. Average loans outstanding totaled approximately $834.5 million for the quarter ended June 30, 2007 compared with $693.6 million for the quarter ended June 30, 2006.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. For the second quarter of 2007, the net interest margin declined to 3.78% compared to 3.99% for the same period of 2006. The Company’s yield on earning assets totaled 7.11% compared with a cost of funds (expressed as a percentage of average earning assets) of 3.33% resulting in the net interest margin of 3.78% for the three months ended June 30, 2007. The Company’s yield on earning assets was 6.80% compared with a cost of funds of 2.81% netting to a net interest margin of 3.99% for the three months ended June 30, 2006.

	Six Months Ended June 30,		Change from Prior Period
	2007	2006	Amount	Percent
Interest Income (T/E)	$35,616	$30,697	$4,919	16.0%
Interest Expense	16,418	12,351	4,067	32.9%
Net Interest Income (T/E)	$19,198	$18,346	$852	4.6%

Net interest income increased $1,095,000 or 6% (an increase of $852,000 or 5% on a tax-equivalent basis) for the six months ended June 30, 2007 compared with the same period of 2006. The increase in net interest income was primarily attributable to an increased level of average earning assets due to a higher level of average loans outstanding in the six months ended June 30, 2007 compared with 2006. Average earning assets totaled approximately $1.010 billion for the six months ended June 30, 2007 compared with $920.0 million for the six months June 30, 2006. Average loans outstanding totaled approximately $816.9 million for the six months ended June 30, 2007 compared with $693.2 million for the six months ended June 30, 2006.

For the first half of 2007, the net interest margin declined to 3.83% compared to 4.01% for the same period of 2006. The Company’s yield on earning assets totaled 7.10% compared with a cost of funds (expressed as a percentage of average earning assets) of 3.27% for the six months ended June 30, 2007. The Company’s yield on earning assets was 6.71% compared with a cost of funds of 2.70% for the six months ended June 30, 2006.

During the three and six months ended June 30, 2007 compared with the same periods of 2006, the Company has been able to expand its net interest income, but has experienced a contraction in the net interest margin. The Company’s base of core deposits has not grown by the same magnitude as the significant loan growth during 2006 and 2007. Therefore, in addition to cash flows derived from the investment securities portfolio, the funding of much of the loan growth has largely been through borrowings and other higher costing deposits. The utilization of these funding sources combined with a prolonged period of a relatively flat interest rate yield curve has caused the Company’s cost of funds to rise more quickly than the yield on earning assets resulting in a lower net interest margin. However, as the net interest margin has contracted the growth of the loan portfolio has allowed for the continued increase in net interest income.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provision for loan losses totaled $375,000 during the quarter ended June 30, 2007 compared with $54,000 in the second quarter of 2006. Provision for loan losses totaled $2,303,000 during the six months ended June 30, 2007 compared with $344,000 in the six months ended June 30, 2006.

The increased level of provision for loan losses during the six months ended June 30, 2007 was largely attributable to a write-down of a single non-performing credit facility secured by two hotel properties at the time the properties were acquired by deed in lieu of foreclosure and moved into other real estate owned during the first quarter of 2007. During the first quarter of 2007, the write-down and additional provision for loan loss on this credit totaled $1,300,000 with an additional $160,000 in indirect provision charges recognized due to the impact of this write-down on the Company’s historical loss ratios and resulting required reserve levels.

Another contributing factor to the elevated levels of provision during the three and six months ended June 30, 2007 compared with the same periods of 2006 was the finalization of settlement of a large non-performing credit in the second quarter of 2006. The Company recognized a charge-off of approximately $393,000 on this individual credit facility. The specific allocation as of year end 2005 was for considerably more than the level of charge-off allowing the Company to recover the balance of the specific allocation assigned to the credit.

For further discussion of non-performing assets refer to “FINANCIAL CONDITION - Non-Performing Assets.”

Net charge-offs totaled $219,000 or 0.10% of average loans outstanding during the three months ended June 30, 2007 compared with $757,000 or 0.44% of average loans outstanding during the same period of 2006. Net charge-offs totaled $1,656,000 or 0.41% of average loans outstanding during the six months ended June 30, 2007 compared with $1,074,000 or 0.31% of average loans outstanding during the same period of 2006.

The provisions for loan losses made during the quarter and six months ended June 30, 2007 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

Non-interest income increased $332,000 or 9% for the three month period ended June 30, 2007 as compared to the same period of 2006. Non-interest income increased $446,000 or 6% for the six month period ended June 30, 2007 as compared to the same period of 2006. The increase in the three and six months ended June 30, 2007 was primarily attributable to increased Trust and Investment Product Fees, increased Service Charges on Deposit Accounts and increased Insurance Revenues partially offset by a decline in mortgage servicing related revenue due to the sale of the Company’s mortgage servicing portfolio during the second quarter of 2006.

Trust and Investment Product Fees increased $95,000 or 17% and $215,000 or 19% during the quarter and six months ended June 30, 2007 as compared to 2006. These increases were driven by increased levels of brokerage commission revenue. Service Charges on Deposits increased $104,000 or 10% and $157,000 or 8% during the three and six months ended June 30, 2007 as compared to the same periods of 2006.

For the three month period ended June 30, 2007, Insurance Revenues increased $432,000 or 39% as compared to 2006. The increase in Insurance Revenues during the second quarter 2007 compared with 2006 were attributable primarily to increased contingency commission income of $109,000, commission income from Keach and Grove Insurance, Inc. of $241,000 (Keach and Grove was acquired on October 1, 2006), and a $112,000 increase from the Company’s existing insurance agencies. For the six month period ended June 30, 2007, Insurance Revenues increased $515,000 or 20% as compared to the six months ended June 30, 2006. The increase in Insurance Revenues during the first half of 2007 compared with 2006 was largely attributable to commission income from Keach and Grove of $538,000 and increased existing agency commission income of $145,000 partially offset by a decline in contingency commission income of $132,000.

Other Operating Income decreased by $43,000 or 6% and $150,000 or 10% for the three and six months ended June 30, 2007 as compared with the same periods of 2006. The declines were primarily the result of the sale of the Company’s mortgage servicing portfolio during the second quarter of 2006. As such, the Company recognized no revenues from the servicing of sold residential mortgage loans during 2007 compared with revenues of $53,000 and $171,000 for the three and six months ended June 30, 2006. Net Gains on the Sales of Loans and Related Assets declined by $256,000 or 56% and $291,000 or 44% during the quarter and six months ended June 30, 2007 compared with the same periods of 2006. The declines were also the direct result of the sale of the Company’s mortgage servicing portfolio during 2006. The Company recognized a gain on the sale of the mortgage servicing rights of $219,000 during the second quarter of 2006.

Non-interest Expense:

Non-interest Expense increased $189,000 or 2% and $818,000 or 5% during the quarter and six months ended June 30, 2007 compared to the same periods of 2006. The increase was largely attributable to the acquisition of Keach and Grove Insurance, Inc. and the opening of a new branch banking facility in Bloomington, Indiana. Non-interest expenses at Keach and Grove Insurance, Inc. and the new branch facility totaled approximately $534,000 and $1,042,000 during the three and six months ended June 30, 2007. Absent these expenses, Non-interest Expense would have declined $345,000 or 4% and $224,000 or 1% during the quarter and six months ended June 30, 2007.

For the three and six months ended June 30, 2007, Salaries and Employee Benefits Expense increased $187,000 or 3% and $506,000 or 5% as compared to the same periods of 2006. Occupancy Expense and Furniture and Equipment Expense increased by $146,000 and $278,000, both 12% increases, during the quarter and six months ended June 30, 2007 compared with the same periods in the prior year. This increase was primarily attributable to the previously discussed opening of the branch bank facility in Bloomington and the insurance agency acquisition.

For the three and six months ended June 30, 2007, Data Processing Fees declined $70,000 or 17% and $119,000 or 15% as compared to the same periods of 2006. These declines were the result of a core processing computer conversion which occurred during the third quarter of 2006. Professional Fees declined $114,000 or 25% and $141,000 or 16% during the three and six months ended June 30, 2007 compared with the same periods of 2006. These declines were primarily attributable to elevated professional fees associated with the aforementioned core processing computer conversion.

Other Operating Expenses increased $313,000 or 12% during the six months ended June 30, 2007 compared with the six months ended June 30, 2006. Included in the higher level of costs was increased collection costs associated primarily with the previously discussed non-performing hotel loans that were acquired by deed-in-lieu of foreclosure during the first quarter of 2007, increased intangible amortization resulting from the Keach and Grove Insurance, Inc. acquisition, and increased losses associated with fraudulent ATM and debit card transactions.

Income Taxes:

The Company’s effective income tax rate approximated 31.8% during the three months ended June 30, 2007 compared with 28.1% during the same period of 2006. The higher effective tax rate during the second quarter 2007 compared with 2006 resulted from a higher level of before tax net income combined with a lower level of tax-exempt investment income. The Company’s effective income tax rate approximated 28.9% during the six months ended June 30, 2007 compared with 28.2% during the same period of 2006. The effective tax rate in both 2007 and 2006 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2007 increased $28.5 million to $1.122 billion compared with $1.093 billion in total assets at December 31, 2006. Securities available-for-sale and held-to-maturity decreased $25.0 million to $160.4 million at June 30, 2007 compared with $185.4 million at year-end 2006. The cash flow from the decline in securities was primarily used to fund loan portfolio growth. Loans, net of unearned income, increased $53.9 million to $850.2 million at June 30, 2007 compared to $796.3 million at December 31, 2006. Commercial and industrial loans increased $45.8 million or 11%, agricultural based loans increased $6.3 million or 4%, consumer loans decreased $1.8 million or 1% and residential mortgage loans increased $4.4 million or 4% during the six months ended June 30, 2007.

Total Deposits at June 30, 2007 increased $44.5 million to $912.1 million compared with $867.6 million in total deposits at December 31, 2006. Demand, savings, and money market accounts decreased $5.0 million while time deposits increased $49.5 million. FHLB Advances and Other Borrowings decreased $16.1 million to $103.8 million at June 30, 2007 compared with $119.9 million at December 31, 2006.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Non-accrual Loans	$5,429	$9,652
Past Due Loans (90 days or more)	7	—
Restructured Loans	—	—
Total Non-performing Loans	5,436	9,652
Other Real Estate	1,152	845
Total Non-performing Assets	$6,588	$10,497

Allowance for Loan Loss to Non-performing Loans	143.05%	73.86%
Non-performing Loans to Total Loans	0.64%	1.21%

The Company’s level of overall non-performing assets declined by approximately $3.9 million and non-performing loans declined by approximately $4.2 million during the six months ended June 30, 2007. These changes were primarily related to one credit facility which is discussed in detail below.

At December 31, 2006, a single credit facility, which was extended to a borrower that owned and operated two hotel facilities, was largely responsible for the elevated level of non-performing loans. This facility included extensions of credit in the approximate amount of $3.5 million (after a partial charge-off during 2006) that were secured by a first priority lien on the hotel properties.

In late March, 2007, the Company acquired deeds in lieu of foreclosure of these two hotel properties and placed the hotels under control of an independent management company pending their sale. On April 16, 2007, the Company agreed to sell the two hotels, subject to conventional financing by the Company, to an unaffiliated purchaser for a sales price of approximately $2.2 million, net of the costs of sale. The sale of the properties closed on April 20, 2007.

The net effect of these activities was to decrease the level of the Company’s non-performing assets at June 30, 2007, by the entire $3.5 million year-end carrying value of the credit secured by the hotel facilities. During the first quarter of 2007, the Company charged the difference of $1.3 million against its allowance for loan losses and recorded a corresponding expense to provision for loan losses.

In connection with the Company’s agreement with its borrower under which the deeds to the hotels were acquired in lieu of foreclosure, one of the principals of the borrower executed and delivered to the Company’s subsidiary bank a ten-year monthly installment personal promissory note in the principal amount of $1.1 million. Due to substantial uncertainty about the personal financial ability of the obligor under the note to pay it in accordance with its terms, the Company has not recognized any value for this personal note in its financial statements. If, and to the extent that, this obligor continues to pay installments under the note in accordance with its terms, or the note is otherwise sold or liquidated for value by the Company, the Company could recover some of this charge-off in future periods. Through June 30, 2007, all payments have been made in accordance with the terms of the note.

The largest remaining credit facility included in non-performing assets is an approximately $841,000 loan (after a partial charge-off during 2006) to a manufacturing entity which has ceased operations. During the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction to an unrelated third party. The closing of this auction sale has been delayed on a number of instances as various covenants and conditions included in the sales agreement have not been fully performed or satisfied. Based on current information available, the Company expects that this sale will be completed by the end of 2007. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of June 30, 2007.

At June 30, 2007, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

		To be Well Capitalized Under Prompt
	Minimum for	Corrective
	Capital	Action	At	At
	Adequacy	Provisions	June 30,	December 31,
	Purposes	(FDICIA)	2007	2006

Leverage Ratio	4.00%	5.00%	7.24%	7.41%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	8.30%	8.69%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	10.20%	10.66%

As of June 30, 2007, shareholders’ equity increased by $103,000 to $92.5 million compared with $92.4 million at year-end 2006. Shareholders’ equity represented 8.2% of total assets at June 30, 2007 compared with 8.4% at December 31, 2006. Shareholders’ equity included $14.1 million of goodwill and other intangible assets at June 30, 2007, compared to $14.6 million of goodwill and other intangible assets at December 31, 2006.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents remained virtually unchanged during the six months ended June 30, 2007 ending at $29.7 million. During the six months ended June 30, 2007, cash flows from operating activities provided $8.7 million of available cash, which included net income of $4.1 million. Investing activities resulted in net cash outflows of $33.3 million during the six months ended June 30, 2007 due primarily to cash outflows associated with loan portfolio growth previously discussed. Financing activities resulted in net cash inflows for the period ended June 30, 2007 of $24.6 million due primarily to growth of deposits of $44.5 million offset partially by a net cash outflow of $16.8 million in reduced borrowed funds and a net cash outflow of $3.1 million in dividends paid to shareholders.

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

Forward-looking statements included in this Report include but are not limited to the statement in the Management Overview section of this Item 2 that resolution of a certain problem credit has, in management’s view, enhanced the Company’s ability to return non-performing loans and assets to more normalized historical levels. The discussions elsewhere in this Item 2, list some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements, including the statement concerning non-performing loan and asset levels. Other risks, uncertainties, and factors that could cause the Company’s actual results or experiences to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses, and the potential risk that customer relationships of such acquired businesses may be lost; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; the risk of unfavorable developments in the closing of the proposed sale of the manufacturing facility (as discussed above under “FINANCIAL CONDITION - Non-Performing Assets”); the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2006, and other SEC filings from time to time, when considering any forward-looking statement.

In addition, the Company’s statements in the Management Overview section of this Item 2 include an annualization of its loan growth rate based on loan growth within the second quarter of 2007. The Company does not, by doing so, intend to suggest that the actual loan growth rate for 2007 or for any other twelve-month period that includes the second quarter of 2007, will necessarily prove to be equal to or greater than the loan growth figure presented on an annualized basis; loan growth rates for any twelve-month period may be materially less than annualized figures, due to the above or other factors.

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

Interest Rate Sensitivity as of June 30, 2007

Changes	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
In rates	$ Amount	% Change	NPV Ratio	Change

+2%	$132,123	(8.60)%	11.97%	(77)	b.p.
Base	144,557	—	12.74	—
-2%	140,215	(3.00)%	12.12	(62)	b.p.

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

Item 4. Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended June 30, 2007.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
4/1/07 - 4/30/07	—	—	—	272,789
5/1/07 - 5/31/07	—	—	—	272,789
6/1/07 - 6/30/07	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2007 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the six months ended June 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 26, 2007. At the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2010:

	Votes	Votes	Broker
Nominee	Cast for	Withheld/Abstained	Non-Votes
Douglas A Bawel	7,796,708	241,293	—
J David Lett	7,310,154	727,847	—
Larry J Seger	7,792,636	245,365	—

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date August 7, 2007	By /s/ Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date August 7, 2007	By /s/ Bradley M. Rust
Bradley M. Rust
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3 to the Registrant's Current Report on Form 8-K filed May 22, 2006.

3.2	Restated Bylaws of the Registrant, as amended February 12, 2007 is incorporated by reference from Exhibit 3 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.

4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President and Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President and Chief Financial Officer.

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.