Form 10-Q
period 2007-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2007-11-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock, no par value	11,029,484

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

*****

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	September 30,	December 31,
	2007	2006

ASSETS
Cash and Due from Banks	$20,951	$23,960
Federal Funds Sold and Other Short-term Investments	17,473	5,735
Cash and Cash Equivalents	38,424	29,695

Interest-bearing Time Deposits with Banks	100	200
Securities Available-for-Sale, at Fair Value	145,490	179,222
Securities Held-to-Maturity, at Cost (Fair value of $4,505 and $6,192 on September 30, 2007 and December 31, 2006, respectively)	4,464	6,135

Loans Held-for-Sale	4,562	1,601

Loans	868,086	798,635
Less: Unearned Income	(3,096)	(2,376)
Allowance for Loan Losses	(8,055)	(7,129)
Loans, Net	856,935	789,130

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	23,211	23,245
Other Real Estate	1,393	845
Goodwill	9,655	9,655
Intangible Assets	4,254	4,924
Company Owned Life Insurance	22,300	21,710
Accrued Interest Receivable and Other Assets	14,183	16,441
TOTAL ASSETS	$1,135,592	$1,093,424

LIABILITIES
Non-interest-bearing Demand Deposits	$132,624	$137,671
Interest-bearing Demand, Savings, and Money Market Accounts	328,847	329,690
Time Deposits	446,138	400,257
Total Deposits	907,609	867,618

FHLB Advances and Other Borrowings	119,189	119,889
Accrued Interest Payable and Other Liabilities	14,102	13,526
TOTAL LIABILITIES	1,040,900	1,001,033

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,029	11,008
Additional Paid-in Capital	68,350	68,216
Retained Earnings	15,450	13,450
Accumulated Other Comprehensive Loss	(137)	(283)
TOTAL SHAREHOLDERS’ EQUITY	94,692	92,391
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,135,592	$1,093,424
End of period shares issued and outstanding	11,029,484	11,008,562

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$16,585	$13,799
Interest on Federal Funds Sold and Other Short-term Investments	145	105
Interest and Dividends on Securities:
Taxable	1,694	1,998
Non-taxable	214	472
TOTAL INTEREST INCOME	18,638	16,374

INTEREST EXPENSE
Interest on Deposits	7,326	5,586
Interest on FHLB Advances and Other Borrowings	1,581	1,679
TOTAL INTEREST EXPENSE	8,907	7,265

NET INTEREST INCOME	9,731	9,109
Provision for Loan Losses	941	290
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,790	8,819

NON-INTEREST INCOME
Trust and Investment Product Fees	653	564
Service Charges on Deposit Accounts	1,122	1,101
Insurance Revenues	1,349	1,116
Other Operating Income	605	603
Net Gains on Sales of Loans and Related Assets	226	83
Net Gain on Securities	—	951
TOTAL NON-INTEREST INCOME	3,955	4,418

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,395	5,403
Occupancy Expense	810	700
Furniture and Equipment Expense	519	581
Data Processing Fees	338	451
Professional Fees	257	541
Advertising and Promotion	250	201
Supplies	160	162
Other Operating Expenses	1,342	1,272
TOTAL NON-INTEREST EXPENSE	9,071	9,311

Income before Income Taxes	3,674	3,926
Income Tax Expense	1,166	1,194
NET INCOME	$2,508	$2,732

COMPREHENSIVE INCOME	$3,761	$3,850

Earnings Per Share and Diluted Earnings Per Share	$0.23	$0.25
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended
	September 30,
	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$47,498	$38,994
Interest on Federal Funds Sold and Other Short-term Investments	349	367
Interest and Dividends on Securities:
Taxable	5,346	5,668
Non-taxable	732	1,470
TOTAL INTEREST INCOME	53,925	46,499

INTEREST EXPENSE
Interest on Deposits	20,581	15,136
Interest on FHLB Advances and Other Borrowings	4,744	4,480
TOTAL INTEREST EXPENSE	25,325	19,616

NET INTEREST INCOME	28,600	26,883
Provision for Loan Losses	3,244	634
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,356	26,249

NON-INTEREST INCOME
Trust and Investment Product Fees	1,994	1,690
Service Charges on Deposit Accounts	3,154	2,976
Insurance Revenues	4,394	3,646
Other Operating Income	1,901	2,049
Net Gains on Sales of Loans and Related Assets	602	750
Net Gain on Securities	—	951
TOTAL NON-INTEREST INCOME	12,045	12,062

NON-INTEREST EXPENSE
Salaries and Employee Benefits	16,452	15,954
Occupancy Expense	2,351	2,034
Furniture and Equipment Expense	1,676	1,667
Data Processing Fees	1,037	1,269
Professional Fees	998	1,423
Advertising and Promotion	619	612
Supplies	449	428
Other Operating Expenses	4,346	3,963
TOTAL NON-INTEREST EXPENSE	27,928	27,350

Income before Income Taxes	9,473	10,961
Income Tax Expense	2,843	3,178
NET INCOME	$6,630	$7,783

COMPREHENSIVE INCOME	$6,776	$8,628

Earnings Per Share and Diluted Earnings Per Share	$0.60	$0.71
Dividends Per Share	$0.42	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,630	$7,783
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	(282)	(82)
Depreciation and Amortization	2,379	2,043
Amortization and Impairment of Mortgage Servicing Rights	—	271
Loans Originated for Sale	(48,157)	(43,203)
Proceeds from Sales of Loans Held-for-Sale	45,741	42,542
Loss in Investment in Limited Partnership	137	164
Provision for Loan Losses	3,244	634
Gain on Sale of Loans and Mortgage Servicing Rights, Net	(545)	(749)
Gain on Securities, Net	—	(951)
Gain on Sales of Other Real Estate and Repossessed Assets	(57)	(1)
Loss/(Gain) on Disposition and Impairment of Premises and Equipment	69	(13)
Increase in Cash Surrender Value of Company Owned Life Insurance	(590)	(529)
Equity Based Compensation	273	233
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,051	1,271
Interest Payable and Other Liabilities	566	16
Net Cash from Operating Activities	11,459	9,429

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	100	—
Proceeds from Maturities of Securities Available-for-Sale	34,228	34,327
Proceeds from Sales of Securities Available-for-Sale	—	13,001
Purchase of Securities Available-for-Sale	—	(62,006)
Proceeds from Maturities of Securities Held-to-Maturity	1,673	2,558
Proceeds from Redemption of Federal Home Loan Bank Stock	—	2,541
Purchase of Loans	(19,194)	(16,474)
Proceeds from Sales of Loans	938	16,535
Loans Made to Customers, Net of Payments Received	(56,077)	(41,899)
Proceeds from Sale of Mortgage Servicing Rights	—	3,554
Proceeds from Sales of Other Real Estate	2,890	689
Property and Equipment Expenditures	(1,162)	(2,834)
Proceeds from Sales of Property and Equipment	50	291
Acquire Banking Entities	—	(4,111)
Net Cash from Investing Activities	(36,554)	(53,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	40,035	30,053
Change in Short-term Borrowings	(22,941)	18,896
Advances of Long-term Debt	30,000	6,500
Repayments of Long-term Debt	(8,522)	(6,196)
Issuance of Common Stock	—	18
Employee Stock Purchase Plan	(118)	(105)
Dividends Paid	(4,630)	(4,621)
Net Cash from Financing Activities	33,824	44,545

Net Change in Cash and Cash Equivalents	8,729	146
Cash and Cash Equivalents at Beginning of Year	29,695	32,931
Cash and Cash Equivalents at End of Period	$38,424	$33,077

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2007	2006
Earnings per Share:
Net Income	$2,508	$2,732

Weighted Average Shares Outstanding	11,008,562	10,994,686
Earnings per Share	$0.23	$0.25

Diluted Earnings per Share:
Net Income	$2,508	$2,732

Weighted Average Shares Outstanding	11,008,562	10,994,686
Potentially Dilutive Shares, Net	17,315	13,416
Diluted Weighted Average Shares Outstanding	11,025,877	11,008,102

Diluted Earnings per Share	$0.23	$0.25

Stock options for 268,063 and 332,142 shares of common stock were not considered in computing diluted earnings per share for the quarter ended September 30, 2007 and 2006, respectively, because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended September 30,
Earnings per Share:	2007	2006
Net Income	$6,630	$7,783

Weighted Average Shares Outstanding	11,008,562	10,993,944
Earnings per Share	$0.60	$0.71

Diluted Earnings per Share:
Net Income	$6,630	$7,783

Weighted Average Shares Outstanding	11,008,562	10,993,944
Potentially Dilutive Shares, Net	14,131	8,164
Diluted Weighted Average Shares Outstanding	11,022,693	11,002,108

Diluted Earnings per Share	$0.60	$0.71

Stock options for 257,063 and 343,142 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2007 and 2006, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited, dollars in thousands except per share data)

Note 3 – Securities

The fair values of Securities Available-for-Sale are as follows:

	September 30,	December 31,
	2007	2006
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies	$25,473	$28,133
Obligations of State and Political Subdivisions	12,717	19,928
Asset-/Mortgage-backed Securities	100,092	123,859
Equity Securities	7,208	7,302
Total	$145,490	$179,222

Net unrealized gains on the securities available-for-sale portfolio totaled approximately $126 at September 30, 2007 while net unrealized losses totaled approximately $90 at December 31, 2006.

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

The total carrying values and fair values of Securities Held-to-Maturity are as follows:

	Carrying	Fair
	Value	Value
September 30, 2007:
Obligations of State and Political Subdivisions	$4,464	$4,505

December 31, 2006:
Obligations of State and Political Subdivisions	$6,135	$6,192

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	September 30,	December 31,
	2007	2006

Commercial and Industrial Loans	$454,219	$402,285
Residential Mortgage Loans	119,266	114,687
Consumer Loans	131,927	132,791
Agricultural Loans	162,674	148,872
Total Loans	$868,086	$798,635
Less: Unearned Income	(3,096)	(2,376)
Allowance for Loan Losses	(8,055)	(7,129)
Loans, Net	$856,935	$789,130

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited, dollars in thousands except per share data)

Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	September 30,	September 30,
	2007	2006

Balance at January 1	$7,129	$9,265
Allowance of Acquired Affiliate	—	484
Provision for Loan Losses	3,244	634
Recoveries of Prior Loan Losses	330	284
Loan Losses Charged to the Allowance	(2,648)	(1,556)
Balance at September 30	$8,055	$9,111

Note 6 – Segment Information

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited, dollars in thousands except per share data)

Note 6 – Segment Information (continued)

Three Months Ended September 30, 2007

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals

Net Interest Income	$10,007	$27	$26	$(329)	$9,731
Net Gain on Sales of Loans and
Related Assets	226	—	—	—	226
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	677	—	(25)	653
Insurance Revenues	8	3	1,348	(10)	1,349
Noncash Item:
Provision for Loan Losses	941	—	—	—	941
Provision for Income Taxes	1,361	74	38	(307)	1,166
Segment Profit / (Loss)	2,641	113	55	(301)	2,508
Segment Assets	1,123,650	2,290	9,700	(48)	1,135,592

Three Months Ended September 30, 2006

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals

Net Interest Income	$9,440	$26	$31	$(388)	$9,109
Net Gain on Sales of Loans and
Related Assets	83	—	—	—	83
Net Gain / (Loss) on Securities	951	—	—	—	951
Trust and Investment Product Fees	1	585	—	(22)	564
Insurance Revenues	52	3	1,076	(15)	1,116
Noncash Item:
Provision for Loan Losses	290	—	—	—	290
Provision for Income Taxes	2,002	37	84	(929)	1,194
Segment Profit / (Loss)	4,062	51	89	(1,470)	2,732
Segment Assets	1,047,648	2,193	9,186	1,694	1,060,721

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited, dollars in thousands except per share data)

Note 6 – Segment Information (continued)

Nine Months Ended September 30, 2007

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals

Net Interest Income	$29,358	$69	$84	$(911)	$28,600
Net Gain on Sales of Loans and
Related Assets	602	—	—	—	602
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	3	2,069	—	(78)	1,994
Insurance Revenues	70	23	4,350	(49)	4,394
Noncash Item:
Provision for Loan Losses	3,244	—	—	—	3,244
Provision for Income Taxes	3,236	240	230	(863)	2,843
Segment Profit / (Loss)	6,923	366	340	(999)	6,630
Segment Assets	1,123,650	2,290	9,700	(48)	1,135,592

Nine Months Ended September 30, 2006

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals

Net Interest Income	$27,877	$54	$81	$(1,129)	$26,883
Net Gain on Sales of Loans and
Related Assets	750	—	—	—	750
Net Gain / (Loss) on Securities	951	—	—	—	951
Trust and Investment Product Fees	3	1,753	—	(66)	1,690
Insurance Revenues	151	9	3,544	(58)	3,646
Noncash Item:
Provision for Loan Losses	1,091	—	—	(457)	634
Provision for Income Taxes	5,310	105	348	(2,585)	3,178
Segment Profit / (Loss)	11,361	151	540	(4,269)	7,783
Segment Assets	1,047,648	2,193	9,186	1,694	1,060,721

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of September 30, 2007, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the nine months ended September 30, 2007.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited, dollars in thousands except per share data)

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2007, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

During the nine months ended September 30, 2007 there were no stock options granted. There was no option expense during the three or nine month periods ended September 30, 2007. There was no option expense during the three months ended September 30, 2006. The Company recorded $19 in stock compensation expense, net of an income tax benefit of $10, during the nine months ended September 30, 2006 related to the granting of 11,000 options in the second quarter of 2006. There was no unrecognized option expense as all outstanding options were fully vested as of September 30, 2007 and 2006.

During the quarter and nine months ended September 30, 2007 the Company granted awards of 397 shares and 21,797 shares of restricted stock. During the quarter and nine months ended September 30, 2006 the Company granted awards of 366 shares and 14,501 shares of restricted stock. The expense recorded for the restricted stock grants totaled $53, net of an income tax benefit of $34, and $136, net of an income tax benefit of $89, during the three and nine months ended September 30, 2007, respectively. The expense recorded for the restricted stock grants totaled $35, net of an income tax benefit of $23, and $89, net of an income tax benefit of $58, during the three and nine months ended September 30, 2006. Unrecognized expense associated with the restricted stock grants totaled $58 and $41 as of September 30, 2007 and 2006, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year. The purchase price of the shares under this plan is determined annually and shall be in the range from 85% to 100% of the fair market value of such stock at either the beginning or end of the plan year. For the 2007/2008 plan year, the purchase price of the shares under this Plan will be 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. Funding for the purchase of common stock is from employee and Company contributions.

The expense recorded for the Employee Stock Purchase Plan totaled $7 net of an income tax benefit of $5, and $29, net of an income tax benefit of $19 during the three and nine months ended September 30, 2007, respectively. The expense recorded for the Employee Stock Purchase Plan totaled $12 net of an income tax benefit of $7, and $35, net of an income tax benefit of $23 during the three and nine months ended September 30, 2006, respectively. Unrecognized compensation expense as of September 30, 2007 and 2006 totaled $0 and $65 for the Employee Stock Purchase Plan. Based on the above referenced setting of the purchase price at 95% of the fair market value of the Company’s common stock for the 2007/2008 plan year, the Employee Stock Purchase Plan will not be considered compensatory and no additional expense will be recorded during 2007.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited, dollars in thousands except per share data)

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended September 30,
	2007	2006
Service Cost	$—	$—
Interest Cost	9	12
Expected Return on Assets	(3)	(5)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	(1)	—
Recognition of Net Loss	7	9
Net Periodic Benefit Cost	$12	$16

Loss on Settlements and Curtailments	None	None

	Nine Months Ended September 30,
	2007	2006
Service Cost	$—	$—
Interest Cost	28	37
Expected Return on Assets	(9)	(16)
Amortization of Transition Amount	(1)	(1)
Amortization of Prior Service Cost	(3)	(1)
Recognition of Net Loss	21	28
Net Periodic Benefit Cost	$36	$47

Loss on Settlements and Curtailments	$45	None

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $73 to the pension plan during the fiscal year ending December 31, 2007. As of September 30, 2007, the Company had contributed $45 to the pension plan.

Note 10 – New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of January 1, 2007. The Company and its corporate subsidiaries file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2003. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2002.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited, dollars in thousands except per share data)

Note 10 – New Accounting Pronouncements (continued)

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2007 and December 31, 2006 and the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2006 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2006 Annual Report on Form 10-K.

During the third quarter, management continued its efforts to generate sustainable balance sheet, loan, and revenue growth across all business lines and throughout the Company's market area. As discussed below in this Item 2, a large gain recognized upon sale of certain investment securities in the third quarter of 2006 significantly affects the comparability of its results of operations for the third quarter of 2007 with those of the comparable quarter in the prior year. Management also continues to focus on the control of the Company's operating expenses, and believes that the decline in the level of its non-interest expense during the third quarter of 2007 compared to the third quarter of 2006 has contributed to an increase in the Company's overall operating efficiency. The Company's results for 2007 have been adversely affected, however, by higher levels of provisions for loan losses and charge-offs, as discussed below, attributable largely to the resolution of certain specific credits (discussed below) during 2007 and to additional provision necessary in connection with the growth in the Company's loans.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of September 30, 2007, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $1,432,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income decreased $224,000 or 8% to $2,508,000 or $0.23 per share for the quarter ended September 30, 2007 compared to $2,732,000 or $0.25 per share for the third quarter of 2006. The decrease in net income during the third quarter 2007 compared with 2006 was primarily attributable to the gain on the sale of the Company’s portfolio of agency preferred stock of $951,000 in the third quarter of 2006. Also contributing to the decline in net income was an increase in the provision for loan losses of $651,000. However, the higher level of provision for loan losses was nearly fully mitigated by an increase in net interest income of $622,000.

Net income declined $1,153,000 or 15% to $6,630,000 or $0.60 per share for the nine months ended September 30, 2007 compared to $7,783,000 or $0.71 per share for the nine months ended September 30, 2006. The decline in earnings during the first nine months of 2007 was largely the result of a $2,610,000 increase in the provision for loan losses. Partially mitigating the increased provision was an increase in net interest income of $1,717,000.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months Ended September 30,		Change from Prior Period
	2007	2006	Amount	Percent
Interest Income (T/E)	$18,770	$16,647	$2,123	12.8%
Interest Expense	8,907	7,265	1,642	22.6%
Net Interest Income (T/E)	$9,863	$9,382	$481	5.1%

Net interest income increased $622,000 or 7% (an increase of $481,000 or 5% on a tax-equivalent basis) for the quarter ended September 30, 2007 compared with the same quarter of 2006. The increase in net interest income was primarily attributable to an increased level of average earnings assets, and specifically a higher level of average loans outstanding, in the quarter ended September 30, 2007 compared with 2006. Average earning assets totaled approximately $1.038 billion for the quarter ended September 30, 2007 compared with $948.0 million for the quarter ended September 30, 2006. Average loans outstanding totaled approximately $863.4 million for the quarter ended September 30, 2007 compared with $722.4 million for the quarter ended September 30, 2006.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. For the third quarter of 2007, the net interest margin declined to 3.78% compared to 3.95% for the same period of 2006. The Company’s yield on earning assets totaled 7.19% compared with a cost of funds (expressed as a percentage of average earning assets) of 3.41% resulting in the net interest margin of 3.78% for the three months ended September 30, 2007. The Company’s yield on earning assets was 6.98% compared with a cost of funds of 3.03% netting to a net interest margin of 3.95% for the three months ended September 30, 2006.

	Nine Months Ended September 30,		Change from Prior Period
	2007	2006	Amount	Percent
Interest Income (T/E)	$54,386	$47,344	$7,042	14.9%
Interest Expense	25,325	19,616	5,709	29.1%
Net Interest Income (T/E)	$29,061	$27,728	$1,333	4.8%

Net interest income increased $1,717,000 or 6% (an increase of $1,333,000 or 5% on a tax-equivalent basis) for the nine months ended September 30, 2007 compared with the same period of 2006. The increase in net interest income was primarily attributable to an increased level of average earning assets due to a higher level of average loans outstanding in the nine months ended September 30, 2007 compared with 2006. Average earning assets totaled approximately $1.019 billion for the nine months ended September 30, 2007 compared with $929.5 million for the nine months September 30, 2006. Average loans outstanding totaled approximately $832.6 million for the nine months ended September 30, 2007 compared with $703.1 million for the nine months ended September 30, 2006.

For the first nine months of 2007, the net interest margin declined to 3.81% compared to 3.99% for the same period of 2006. The Company’s yield on earning assets totaled 7.13% compared with a cost of funds (expressed as a percentage of average earning assets) of 3.32% for the nine months ended September 30, 2007. The Company’s yield on earning assets was 6.80% compared with a cost of funds of 2.81% for the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2007 compared with the same periods of 2006, the Company has been able to expand its net interest income, but has experienced a contraction in the net interest margin. The Company’s base of core deposits has not grown by the same magnitude as the Company’s significant loan portfolio growth during 2006 and 2007. Therefore, in addition to cash flows derived from the investment securities portfolio, the funding of much of the loan growth has largely been through borrowings and other higher costing deposits. The utilization of these funding sources combined with a prolonged period of a relatively flat interest rate yield curve has caused the Company’s cost of funds to rise more quickly than the yield on earning assets resulting in a lower net interest margin. However, as the net interest margin has contracted, the growth of the loan portfolio has allowed for the continued increase in net interest income.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. Provision for loan losses totaled $941,000 during the quarter ended September 30, 2007 compared with $290,000 in the third quarter of 2006. Provision for loan losses totaled $3,244,000 during the nine months ended September 30, 2007 compared with $634,000 in the nine months ended September 30, 2006.

Net charge-offs totaled $662,000 or 0.31% of average loans outstanding during the three months ended September 30, 2007 compared with $197,000 or 0.11% of average loans outstanding during the same period of 2006. Net charge-offs totaled $2,318,000 or 0.37% of average loans outstanding during the nine months ended September 30, 2007 compared with $1,272,000 or 0.24% of average loans outstanding during the same period of 2006.

The increased level of provision for loan losses during the quarter ended September 30, 2007 was attributable to an increased loan portfolio and a higher level of net charge-offs. The higher level of charge-offs during the third quarter 2007, was in large part attributable to a $268,000 charge-off resulting from the loss of a government guaranty on a single agricultural credit due to servicing issues associated with the specific credit relationship.

The increased level of provision for loan losses during the nine months ended September 30, 2007 was largely attributable to a write-down of a single non-performing credit facility secured by two hotel properties at the time the properties were acquired by deed in lieu of foreclosure and moved into other real estate owned during the first quarter of 2007. During the first quarter of 2007, the write-down and additional provision for loan loss on this credit totaled $1,300,000 with an additional $160,000 in indirect provision charges recognized due to the impact of this write-down on the Company’s historical loss ratios and resulting required reserve levels.

Another contributing factor to the elevated levels of provision during the nine months ended September 30, 2007 compared with the same period of 2006 was the finalization of settlement of a large non-performing credit in the second quarter of 2006. The Company recognized a charge-off of approximately $393,000 on this individual credit facility. The specific allocation as of year end 2005 was for considerably more than the level of charge-off allowing the Company to recover the balance of the specific allocation assigned to the credit.

For further discussion of non-performing assets refer to “FINANCIAL CONDITION - Non-Performing Assets.”

The provisions for loan losses made during the quarter and nine months ended September 30, 2007 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

Non-interest income decreased $463,000 or 10% for the three month period ended September 30, 2007 as compared to the same period of 2006. This decline was attributable to the sale of the Company’s portfolio of agency preferred stock during the third quarter of 2006 which resulted in a gain on sale of securities of $951,000. Each other category of non-interest income was higher in the three months ended September 30, 2007 compared with the three months ended September 30, 2006. Non-interest income declined $17,000 or less than 1% for the nine month period ended September 30, 2007 as compared to the same period of 2006. Again, this slight decline was the result of the securities gains recognized in the third quarter of 2006.

Trust and Investment Product Fees increased $89,000 or 16% and $304,000 or 18% during the quarter and nine months ended September 30, 2007 as compared to 2006. These increases were driven by increased levels of brokerage commission revenue. Service Charges on Deposits increased $21,000 or 2% and $178,000 or 6% during the three and nine months ended September 30, 2007 as compared to the same periods of 2006.

Insurance Revenues increased $233,000 or 21% and $748,000 or 21% during the three and nine months ended September 30, 2007 as compared to the same periods of 2006. The increase in Insurance Revenues during the third quarter 2007 and nine months ended September 30, 2007 compared with 2006 were primarily attributable primarily to commission income from Keach and Grove Insurance, Inc. which was acquired October 1, 2006 and thereby not included in the Company results during the first nine months of 2006.

Net Gains on the Sales of Loans and Related Assets increased by $143,000 or 173% during the three months ended September 30, 2007 compared with the same period of 2006. The increase was largely attributable to an increased level of residential loan sales during the third quarter of 2007 compared with 2006. Net Gains on the Sales of Loans and Related Assets decreased by $148,000 or 20% during the nine months ended September 30, 2007 compared with the same period of 2006. The decline was largely attributable to sale of the Company’s mortgage servicing rights portfolio during the second quarter of 2006. The Company recognized a net gain on the sale of the mortgage servicing rights of $198,000 during 2006.

Non-interest Expense:

Non-interest Expense decreased $240,000 or 3% and increased $578,000 or 2% during the quarter and nine months ended September 30, 2007 compared to the same periods of 2006. The decline in the third quarter 2007 and modest increase in the first nine months of 2007 occurred despite the acquisition of Keach and Grove Insurance, Inc. in the fourth quarter of 2006 and the opening of a new branch banking facility in Bloomington, Indiana during the first quarter of 2007. Non-interest expenses at Keach and Grove Insurance, Inc. and the new branch facility totaled approximately $590,000 and $1,631,000 during the three and nine months ended September 30, 2007. Absent these expenses, Non-interest Expense would have declined $830,000 or 9% and $1,035,000 or 4% during the quarter and nine months ended September 30, 2007.

For the three and nine months ended September 30, 2007, Salaries and Employee Benefits Expense decreased $8,000 or less than 1% and increased $498,000 or 3% as compared to the same periods of 2006. Occupancy Expense increased by $110,000 and $317,000, both 16% increases, during the quarter and nine months ended September 30, 2007 compared with the same periods in the prior year. This increase was primarily attributable to the previously discussed opening of the branch bank facility in Bloomington and the insurance agency acquisition.

For the three and nine months ended September 30, 2007, Data Processing Fees declined $113,000 or 25% and $232,000 or 18% as compared to the same periods of 2006. These declines were the result of a core processing computer conversion which occurred during the third quarter of 2006. Professional Fees declined $284,000 or 53% and $425,000 or 30% during the three and nine months ended September 30, 2007 compared with the same periods of 2006. These declines were primarily attributable to elevated professional fees associated with the aforementioned core processing computer conversion.

Other Operating Expenses increased $383,000 or 10% during the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. Included in the higher level of costs was increased collection costs associated primarily with the previously discussed non-performing hotel loans that were acquired by deed-in-lieu of foreclosure during the first quarter of 2007, increased intangible amortization resulting from the Keach and Grove Insurance, Inc. acquisition, and increased losses associated with fraudulent ATM and debit card transactions.

Income Taxes:

The Company’s effective income tax rate approximated 31.7% during the three months ended September 30, 2007 compared with 30.4% during the same period of 2006. The Company’s effective income tax rate approximated 30.0% during the nine months ended September 30, 2007 compared with 29.0% during the same period of 2006. The effective tax rate in both 2007 and 2006 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at September 30, 2007 increased $42.2 million to $1.136 billion compared with $1.093 billion in total assets at December 31, 2006. Securities available-for-sale and held-to-maturity decreased $35.4 million to $150.0 million at September 30, 2007 compared with $185.4 million at year-end 2006. The cash flow from the decline in securities was primarily used to fund loan portfolio growth. Loans, net of unearned income, increased $68.7 million to $865.0 million at September 30, 2007 compared to $796.3 million at December 31, 2006. Commercial and industrial loans increased $51.9 million or 13%, agricultural based loans increased $13.8 million or 9%, consumer loans decreased $864,000 or 1% and residential mortgage loans increased $4.6 million or 4% during the nine months ended September 30, 2007.

Total Deposits at September 30, 2007 increased $40.0 million to $907.6 million compared with $867.6 million in total deposits at December 31, 2006. Demand, savings, and money market accounts decreased $5.9 million while time deposits increased $45.9 million. FHLB Advances and Other Borrowings decreased $700,000 to $119.2 million at September 30, 2007 compared with $119.9 million at December 31, 2006.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006
Non-accrual Loans	$4,637	$9,652
Past Due Loans (90 days or more)	7	—
Restructured Loans	—	—
Total Non-performing Loans	4,644	9,652
Other Real Estate	1,393	845
Total Non-performing Assets	$6,037	$10,497

Allowance for Loan Loss to Non-performing Loans	173.45%	73.86%
Non-performing Loans to Total Loans	0.54%	1.21%

The Company’s level of overall non-performing assets declined by approximately $4.5 million and non-performing loans declined by approximately $5.0 million during the nine months ended September 30, 2007. These changes were primarily related to one credit facility which is discussed in detail below.

At December 31, 2006, a single credit facility, which was extended to a borrower that owned and operated two hotel facilities, was largely responsible for the elevated level of non-performing loans. This facility included extensions of credit in the approximate amount of $3.5 million (after a partial charge-off during 2006) that were secured by a first priority lien on the hotel properties.

In late March, 2007, the Company acquired deeds in lieu of foreclosure of these two hotel properties and placed the hotels under control of an independent management company pending their sale. On April 16, 2007, the Company agreed to sell the two hotels, subject to conventional financing by the Company, to an unaffiliated purchaser for a sales price of approximately $2.2 million, net of the costs of sale. The sale of the properties closed on April 20, 2007. The net effect of these activities was to decrease the level of the Company’s non-performing assets at September 30, 2007, by the entire $3.5 million year-end carrying value of the credit secured by the hotel facilities. During the first quarter of 2007, the Company charged the difference of $1.3 million against its allowance for loan losses and recorded a corresponding expense to provision for loan losses.

In connection with the Company’s agreement with its borrower under which the deeds to the hotels were acquired in lieu of foreclosure, one of the principals of the borrower executed and delivered to the Company’s subsidiary bank a ten-year monthly installment personal promissory note in the principal amount of $1.1 million. Due to substantial uncertainty about the personal financial ability of the obligor under the note to pay it in accordance with its terms, the Company has not recognized any value for this personal note in its financial statements. If, and to the extent that, this obligor continues to pay installments under the note in accordance with its terms, or the note is otherwise sold or liquidated for value by the Company, the Company could recover some of this charge-off in future periods. Through September 30, 2007, all payments have been made in accordance with the terms of the note.

The largest remaining credit facility included in non-performing assets is an approximately $813,000 loan (after a partial charge-off during 2006) to a manufacturing entity which has ceased operations. During the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction to an unrelated third party. The closing of this auction sale has been delayed on a number of instances as various covenants and conditions included in the sales agreement have not been fully performed or satisfied. Based on current information available, the Company expects that this sale will be completed in the first quarter of 2008. The preceding is a forward-looking statement, however, which is subject to certain risks and uncertainties, and the closing of the expected sale could be delayed further or terminated if the covenants and conditions of the parties to the sale are not performed by the parties to the sale (over which the Company has no control) in a timely manner. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2007.

At September 30, 2007, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions (FDICIA)	At September 30, 2007	At December 31, 2006

Leverage Ratio	4.00%	5.00%	7.25%	7.41%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	8.48%	8.69%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	10.43%	10.66%

As of September 30, 2007, shareholders’ equity increased by $2.3 million to $94.7 million compared with $92.4 million at year-end 2006. Shareholders’ equity represented 8.3% of total assets at September 30, 2007 compared with 8.4% at December 31, 2006. Shareholders’ equity included $13.9 million of goodwill and other intangible assets at September 30, 2007, compared to $14.6 million of goodwill and other intangible assets at December 31, 2006.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $8.7 million during the nine months ended September 30, 2007 ending at $38.4 million. During the nine months ended September 30, 2007, cash flows from operating activities provided $11.5 million of available cash, which included net income of $6.6 million. Investing activities resulted in net cash outflows of $36.6 million during the nine months ended September 30, 2007 due primarily to cash outflows associated with loan portfolio growth previously discussed. Financing activities resulted in net cash inflows for the period ended September 30, 2007 of $33.8 million due primarily to growth of deposits of $40.0 million offset partially by a net cash outflow of $4.6 million in dividends paid to shareholders.

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

The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings under a credit facility established with JPMorgan Chase Bank, N.A. (the “Lender”). On September 28, 2007, German American Bancorp, Inc. and the Lender executed and delivered to each other an amendment to the Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated December 29, 2006 between the Lender and the Company. Pursuant to the amendment, the Lender extended the $15 million revolving line of credit established by the Loan Agreement (of which $2 million had been borrowed by the Company as of September 30, 2007) through September 30, 2008, and modified the capital maintenance covenant of the Company specified by the Loan Agreement in certain respects. There were no other material modifications made to the Loan Agreement or lending relationship between the Company and the Lender. Please refer to the Form 8-K filed by the Company on October 1, 2007 for additional information regarding changes to its lending relationship with JPMorgan Chase Bank, N.A.

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

Forward-looking statements included in this Report include but are not limited to the statement in the Management Overview section of this Item 2 concerning management’s efforts to generate sustainable balance sheet, loan, and revenue growth across all business lines and control its operating expenses. The discussions elsewhere in this Item 2, list some of the factors that could cause the Company’s actual results or experience to vary materially from those expressed or implied by any forward-looking statements, including the statement concerning growth in balance sheet, loan, and revenue, and expense control. Other risks, uncertainties, and factors that could cause the Company’s actual results or experiences to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; effects of changes in competitive conditions; acquisitions of other businesses by the Company and costs of integrations of such acquired businesses, and the potential risk that customer relationships of such acquired businesses may be lost; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; changes in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; the risk of unfavorable developments in the closing of the proposed sale of the manufacturing facility (as discussed above under “FINANCIAL CONDITION - Non-Performing Assets”); the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends by the Company and by its subsidiaries. Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2006, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of September 30, 2007

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes In rates	$ Amount	% Change	NPV Ratio	Change

+2%	$119,240	(7.82)%	10.77%	(59) b.p.
Base	129,361	—	11.36	—
-2%	125,652	(2.87)%	10.84	(52) b.p.

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

Item 4. Controls and Procedures

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended September 30, 2007.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
7/1/07 – 7/31/07	—	—	—	272,789
8/1/07 – 8/31/07	—	—	—	272,789
9/1/07 – 9/30/07	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2007 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the nine months ended September 30, 2007.

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date November 7, 2007	By	/s/ Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date November 7, 2007	By	/s/ Bradley M. Rust
Bradley M. Rust
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restatement of Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3 to the Registrant's Current Report on Form 8-K filed May 22, 2006.

3.2	Restated Bylaws of the Registrant, as amended February 12, 2007 is incorporated by reference from Exhibit 3 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.

4.1	Rights Agreement dated April 27, 2000, is incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

10.1
First Amendment to the Second Amended and Restated Loan Agreement between the Registrant and JPMorgan Chase Bank N.A. dated September 28, 2007 is incorporated by reference from Exhibit 99 to the Registrant’s Current Report on Form 8-K filed October 1, 2007

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