Form 10-Q
period 2008-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2008-05-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

*****

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	March 31,	December 31,
	2008	2007

ASSETS
Cash and Due from Banks	$28,209	$25,283
Federal Funds Sold and Other Short-term Investments	60,888	2,631
Cash and Cash Equivalents	89,097	27,914

Securities Available-for-Sale, at Fair Value	141,747	148,300
Securities Held-to-Maturity, at Cost (Fair value of $4,136 and $4,496 on March 31, 2008 and December 31, 2007, respectively)	4,060	4,464

Loans Held-for-Sale	6,613	5,697

Loans	861,362	870,643
Less: Unearned Income	(2,773)	(2,922)
Allowance for Loan Losses	(9,198)	(8,044)
Loans, Net	849,391	859,677

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	23,152	22,783
Other Real Estate	1,398	1,517
Goodwill	9,655	9,655
Intangible Assets	3,808	4,030
Company Owned Life Insurance	22,736	22,533
Accrued Interest Receivable and Other Assets	12,682	14,519
TOTAL ASSETS	$1,174,960	$1,131,710

LIABILITIES
Non-interest-bearing Demand Deposits	$142,281	$136,212
Interest-bearing Demand, Savings, and Money Market Accounts	399,789	353,643
Time Deposits	374,605	387,566
Total Deposits	916,675	877,421

FHLB Advances and Other Borrowings	144,454	144,170
Accrued Interest Payable and Other Liabilities	14,364	13,003
TOTAL LIABILITIES	1,075,493	1,034,594

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,029	11,029
Additional Paid-in Capital	68,408	68,408
Retained Earnings	17,869	16,681
Accumulated Other Comprehensive Income	2,161	998
TOTAL SHAREHOLDERS’ EQUITY	99,467	97,116
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,174,960	$1,131,710
End of period shares issued and outstanding	11,029,484	11,029,484

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$15,459	$15,067
Interest on Federal Funds Sold and Other Short-term Investments	186	120
Interest and Dividends on Securities:
Taxable	1,995	1,870
Non-taxable	185	272
TOTAL INTEREST INCOME	17,825	17,329

INTEREST EXPENSE
Interest on Deposits	6,187	6,430
Interest on FHLB Advances and Other Borrowings	1,519	1,524
TOTAL INTEREST EXPENSE	7,706	7,954

NET INTEREST INCOME	10,119	9,375
Provision for Loan Losses	1,344	1,928
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	8,775	7,447

NON-INTEREST INCOME
Trust and Investment Product Fees	587	681
Service Charges on Deposit Accounts	1,183	918
Insurance Revenues	1,903	1,504
Other Operating Income	750	689
Net Gains on Sales of Loans and Related Assets	324	160
Net Gain on Securities	285	—
TOTAL NON-INTEREST INCOME	5,032	3,952

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,327	5,503
Occupancy Expense	854	762
Furniture and Equipment Expense	618	588
Data Processing Fees	406	356
Professional Fees	564	391
Advertising and Promotion	233	191
Supplies	135	150
Other Operating Expenses	1,211	1,535
TOTAL NON-INTEREST EXPENSE	9,348	9,476

Income before Income Taxes	4,459	1,923
Income Tax Expense	1,439	444
NET INCOME	$3,020	$1,479

COMPREHENSIVE INCOME	$4,183	$1,681

Earnings Per Share and Diluted Earnings Per Share	$0.27	$0.13
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,020	$1,479
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	(399)	(87)
Depreciation and Amortization	834	813
Loans Originated for Sale	(29,326)	(12,494)
Proceeds from Sales of Loans Held-for-Sale	28,734	12,246
Loss in Investment in Limited Partnership	43	41
Provision for Loan Losses	1,344	1,928
Gain on Sale of Loans	(324)	(160)
Gain on Securities, Net	(285)	—
Loss / (Gain) on Sales of Other Real Estate and Repossessed Assets	6	(19)
Gain on Disposition and Impairment of Premises and Equipment	(18)	(2)
Increase in Cash Surrender Value of Company Owned Life Insurance	(203)	(197)
Equity Based Compensation	—	76
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,225	1,945
Interest Payable and Other Liabilities	1,070	177
Net Cash from Operating Activities	5,721	5,746

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	100
Proceeds from Maturities of Securities Available-for-Sale	23,704	11,620
Proceeds from Sales of Securities Available-for-Sale	16,130	—
Purchase of Securities Available-for-Sale	(30,865)	—
Proceeds from Maturities of Securities Held-to-Maturity	404	1,036
Purchase of Loans	(16,259)	(5,306)
Proceeds from Sales of Loans	1,048	450
Loans Made to Customers, Net of Payments Received	23,971	(13,415)
Proceeds from Sales of Other Real Estate	309	212
Property and Equipment Expenditures	(1,047)	(510)
Proceeds from Sales of Property and Equipment	56	—
Net Cash from Investing Activities	17,451	(5,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	39,269	13,726
Change in Short-term Borrowings	(24,690)	(12,221)
Advances of Long-term Debt	25,000	—
Repayments of Long-term Debt	(24)	(5,022)
Dividends Paid	(1,544)	(1,542)
Net Cash from Financing Activities	38,011	(5,059)

Net Change in Cash and Cash Equivalents	61,183	(5,126)

Cash and Cash Equivalents at Beginning of Year	27,914	29,695
Cash and Cash Equivalents at End of Period	$89,097	$24,569

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited, dollars in thousands except per share data)

Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2007 Annual Report on Form 10-K.

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	March 31,
Earnings per Share:	2008	2007
Net Income	$3,020	$1,479

Weighted Average Shares Outstanding	11,029,484	11,008,562
Earnings per Share	$0.27	$0.13

Diluted Earnings per Share:
Net Income	$3,020	$1,479

Weighted Average Shares Outstanding	11,029,484	11,008,562
Potentially Dilutive Shares, Net	123	8,368
Diluted Weighted Average Shares Outstanding	11,029,607	11,016,930

Diluted Earnings per Share	$0.27	$0.13

Stock options for 241,827 and 278,155 shares of common stock were not considered in computing diluted earnings per share for the quarter ended March 31, 2008 and 2007, respectively, because they were anti-dilutive.

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2008 and December 31, 2007, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

March 31, 2008
U.S. Treasury and Agency Securities	$6,649	$118	$—	$6,767
Obligations of State and Political Subdivisions	10,417	272	—	10,689
Asset- / Mortgage-backed Securities	116,644	2,685	(2)	119,327
Equity Securities	4,557	407	—	4,964
Total	$138,267	$3,482	$(2)	$141,747

December 31, 2007
U.S. Treasury and Agency Securities	$25,306	$433	$—	$25,739
Obligations of State and Political Subdivisions	11,387	216	(1)	11,602
Asset- / Mortgage-backed Securities	105,302	608	(421)	105,489
Equity Securities	4,557	913	—	5,470
Total	$146,552	$2,170	$(422)	$148,300

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited, dollars in thousands except per share data)

Note 3 – Securities (continued)

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2008 and December 31, 2007, were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
March 31, 2008
Obligations of State and Political Subdivisions	$4,060	$76	$—	$4,136

December 31, 2007
Obligations of State and Political Subdivisions	$4,464	$32	$—	$4,496

Below is a summary of securities with unrealized losses as of March 31, 2008 and December 31, 2007, presented by length of time the securities have been in a continuous unrealized loss position:

At March 31, 2008:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Securities and Obligations of Government Corporations and Agencies	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
Asset- / Mortgage-backed Securities	5	—	1,363	(2)	1,368	(2)
Equity Securities	—	—	—	—	—	—
Total	$5	$—	$1,363	$(2)	$1,368	$(2)

At December 31, 2007:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Securities and Obligations of Government Corporations and Agencies	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	230	(1)	230	(1)
Asset- / Mortgage-backed Securities	1,544	(1)	56,647	(420)	58,191	(421)
Equity Securities	—	—	—	—	—	—
Total	$1,544	$(1)	$56,877	$(421)	$58,421	$(422)

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited, dollars in thousands except per share data)

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	March 31,	December 31,
	2008	2007

Commercial and Industrial Loans	$472,584	$457,033
Residential Mortgage Loans	111,969	116,908
Consumer Loans	127,524	131,110
Agricultural Loans	149,285	165,592
Total Loans	$861,362	$870,643
Less: Unearned Income	(2,773)	(2,922)
Allowance for Loan Losses	(9,198)	(8,044)
Loans, Net	$849,391	$859,677

Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	March 31,	March 31,
	2008	2007

Balance as of January 1	$8,044	$7,129
Provision for Loan Losses	1,344	1,928
Recoveries of Prior Loan Losses	149	80
Loan Losses Charged to the Allowance	(339)	(1,517)
Balance as of March 31	$9,198	$7,620

Note 6 – Segment Information

The Company’s operations include three primary segments: core banking, trust and investment advisory services, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets. The core banking segment also involves the sale of residential mortgage loans in the secondary market. The trust and investment advisory services segment involves providing trust, investment advisory, and brokerage services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operates through six community banking affiliates with 28 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products as agent under six distinctive insurance agency names from six offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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
March 31, 2008
(unaudited, dollars in thousands except per share data)

Note 6 – Segment Information (continued)

Three Months Ended
March 31, 2008
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,395	$32	$20	$(328)	$10,119
Gain on Sales of Loans and
Related Assets	324	—	—	—	324
Net Gain / (Loss) on Securities	285	—	—	—	285
Trust and Investment Product Fees	1	611	—	(25)	587
Insurance Revenues	19	2	1,900	(18)	1,903
Noncash Item:
Provision for Loan Losses	1,344	—	—	—	1,344
Depreciation and Amortization	623	7	204	—	834
Provision for Income Taxes	1,415	64	243	(283)	1,439
Segment Profit / (Loss)	3,290	98	396	(764)	3,020
Segment Assets	1,165,919	2,272	9,594	(2,825)	1,174,960

Three Months Ended
March 31, 2007
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$9,599	$21	$29	$(274)	$9,375
Gain on Sales of Loans and
Related Assets	160	—	—	—	160
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	707	—	(27)	681
Insurance Revenues	40	3	1,480	(19)	1,504
Noncash Item:
Provision for Loan Losses	1,928	—	—	—	1,928
Depreciation and Amortization	613	5	195	—	813
Provision for Income Taxes	525	91	81	(253)	444
Segment Profit / (Loss)	1,538	139	118	(316)	1,479
Segment Assets	1,078,466	2,331	9,947	293	1,091,037

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited, dollars in thousands except per share data)

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of March 31, 2008, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the three months ended March 31, 2008.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2008, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2008 and 2007 there were no stock options granted. There was no option expense during the three month periods ended March 31, 2008 and 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to March 31, 2008 and 2007.

For the three months ended March 31, 2008 there were no restricted stock grants. Therefore, there was no compensation expense related to restricted share grants during the three month period ended March 31, 2008. During the quarter ended March 31, 2007 the Company granted awards of 21,050 shares of restricted stock. The expense recorded for the restricted stock grants totaled $34, net of an income tax benefit of $23, during the three months ended March 31, 2007. Unrecognized expense associated with the restricted stock grants totaled $228 as of March 31, 2007.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year. For years prior to the plan year beginning August 17, 2007, the purchase price of the shares were determined annually and in the range from 85% to 100% of the fair market value of such stock at either the beginning or end of the plan year. For the plan year beginning August 17, 2007, the purchase price of the shares under this Plan is 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. Funding for the purchase of common stock is from employee and Company contributions.

Based on the above referenced setting of the purchase price at 95% of the fair market value of the Company’s common stock for the 2007/2008 plan year, the Employee Stock Purchase Plan will not be considered compensatory and no expense will be recorded during the 2007/2008 plan year. The expense recorded for the Employee Stock Purchase Plan totaled $11 net of an income tax benefit of $7, during the three months ended March 31, 2007. Unrecognized compensation expense as of March 31, 2007 totaled $29 for the Employee Stock Purchase Plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited, dollars in thousands except per share data)

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
Service Cost	$—	$—
Interest Cost	9	9
Expected Return on Assets	(3)	(3)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	(1)	(1)
Recognition of Net (Gain)/Loss	5	7
Net Periodic Benefit Cost	$10	$12

Loss on Settlements and Curtailments	None	None

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $97 to the pension plan during the fiscal year ending December 31, 2008. As of March 31, 2008, the Company had contributed $37 to the pension plan.

Note 10 – New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The standard is effective for fiscal years beginning after November 15, 2007. Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited, dollars in thousands except per share data)

Note 10 – New Accounting Pronouncements (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for Sale Securities	$141,747	$2,872	$136,782	$2,093

Equity securities that do not have readily determinable fair values are carried at cost and are evaluated for impairment on a periodic basis. Equity securities carried at cost and included in the table above totaled $2,093 at March 31, 2008. There were no changes in fair value for these equity securities during the first quarter of 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$4,940	$—	$—	$4,940

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,526, with a valuation allowance of $1,586, resulting in an additional provision for loan losses of $1,131 for the period. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Values of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return.

In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue became effective for the Company on January 1, 2008. The impact of adoption of this issue was an adjustment to lower retained earnings of the Company by $288 effective January 1, 2008.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited, dollars in thousands except per share data)

Note 10 – New Accounting Pronouncements (continued)

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption of this standard was not material to the Company’s financial statements.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2008 and December 31, 2007 and the consolidated results of operations for the three months ended March 31, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2007 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2007 Annual Report on Form 10-K.

During the first quarter of 2008, the Company generated earnings of $3,020,000 or $0.27 per share, an increase of $1,541,000 from the $1,479,000 or $0.13 per share in the first quarter of 2007. This level of earnings, which was the first time in the Company’s history quarterly net income exceeded $3.0 million, followed the Company’s previously reported highest level of quarterly earnings of $2,775,000 in the fourth quarter of 2007. In comparison to the first quarter of 2007, the Company reported increased performance within each income statement category including higher net interest income, increased non-interest income and lower non-interest expenses as well as a decline in the provision for loan losses during the first quarter of 2008. Each of these areas will be discussed in more detail below.

As previously reported, during the second half of 2007, management of the Company embarked upon a formal study of the operating effectiveness and efficiency of its financial services operations. This effectiveness study resulted in the preparation by management of an action plan (“Effectiveness Plan”), which was approved in principle by the Company’s Board of Directors during the first quarter of 2008. This Effectiveness Plan identifies certain tactical steps (including steps that are designed to enhance non-interest income and to reduce non-interest expense) that the Company’s Board of Directors believes must be taken if the Company is to achieve its goal of achieving financial performance that would fall within the top 25% of a peer group of publicly-traded Midwest banking companies of similar size or larger.

In the first quarter of 2008, operating results were impacted by non-routine charges to non-interest expense that resulted as the Company began implementation of the Effectiveness Plan. Future results of operations are likely to be impacted by additional non-routine charges to non-interest expense as implementation of the Effectiveness Plan continues during 2008. The Company expects that longer-term benefits of the Effectiveness Plan will begin to be realized in fiscal year 2008 in the area of non-interest income and in fiscal year 2009 in the area of non-interest expense.

The descriptions of the Company’s intent to take certain steps by the end of 2008 pursuant to its Effectiveness Plan described above, and of the Company’s anticipation that implementation of the plan may improve its financial performance toward top-quartile levels (as measured against a peer group of similar size or larger Midwest banking companies) and may impact non-interest income and non-interest expense within certain time periods, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s financial performance in past periods, including its most recent fiscal year, has not been within the top quartile of this peer group. The Company cautions readers that they should not construe the above disclosure as constituting a projection by management that an improvement in the Company’s future performance or earnings, for the years 2008, 2009 or any interim or subsequent period, will in fact occur, regardless of the degree of success experienced in implementation of the Effectiveness Plan. Further, the peer group’s performance may improve in future periods, thus making achievement of this goal difficult even if the Company’s financial performance in fact improves in future periods when measured solely against the Company’s prior performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp, Inc. presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale, and income tax expense.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of March 31, 2008, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $2,000.

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

Tax-related loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the views of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment.

RESULTS OF OPERATIONS

Net Income:

Net income increased $1,541,000 or 104% to $3,020,000 or $0.27 per share for the quarter ended March 31, 2008, compared to $1,479,000 or $0.13 per share for the first quarter of 2007. The increase in net income during the first quarter 2008 compared with same quarter of 2007 was due to improvement across all major categories of the income statement including net interest income, non-interest income and expense, and provision for loan losses.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months		Change from
	Ended March 31,		Prior Period
	2008	2007	Amount	Percent
Interest Income (T/E)	$17,950	$17,506	$444	2.5%
Interest Expense	7,706	7,954	(248)	(3.1)%
Net Interest Income (T/E)	$10,244	$9,552	$692	7.2%

Net interest income increased $744,000 or 8% (an increase of $692,000 or 7% on a tax-equivalent basis) for the quarter ended March 31, 2008 compared with the same quarter of 2007. The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the first quarter 2008 was 3.89% compared to 3.86% for the first quarter of 2007. The yield on earning assets totaled 6.83% during the quarter ended March 31, 2008 compared to 7.09% in the same period of 2007 while the cost of funds (expressed as a percentage of average earning assets) totaled 2.94% during 2008 compared to 3.23% in 2007.

In the first quarter of 2008, net interest income was positively impacted by the accretion of $295,000 of discount on $15 million of called agency bonds and the recovery of $170,000 of interest on a non-performing loan that was collected in full during the quarter ended March 31, 2008. The above two items totaled $465,000, or approximately 17 basis points of the first quarter 2008 net interest margin. Without these two items in the first quarter of 2008, the net interest margin would have totaled 3.72% with the yield on earning assets at 6.66%.

Also positively impacting net interest income was an increased level of average earnings assets, and specifically a higher level of average loans outstanding, in the quarter ended March 31, 2008 compared with 2007. Average earning assets totaled approximately $1.056 billion for the quarter ended March 31, 2008 compared with $998.2 million for the quarter ended March 31, 2007. During the first quarter of 2008, average loans outstanding totaled $868.4 million, an increase of $69.2 million or 9%, compared to the $799.2 million in average loans outstanding during the first quarter of 2007. Average commercial and agricultural loans totaled $618.2 million, an increase of $66.5 million or 12% during the quarter ended March 31, 2008 compared with the same quarter of the prior year. Average residential mortgage loans and consumer loans totaled $250.2 million during the quarter ended March 31, 2008 representing an increase of $2.7 million or 1% over 2007.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. The provision for loan loss totaled $1,344,000 during the quarter ended March 31, 2008, representing a decline of $584,000 or 30% from the first quarter 2007 provision of $1,928,000.

During the first quarter of 2008, the annualized provision for loan loss represented approximately 62 basis points of average loans. The most significant portion of the provision during 2008 was related to a non-performing loan secured by an apartment complex. For further discussion of this non-performing asset refer to “FINANCIAL CONDITION - Non-Performing Assets.”

The higher level of provision for loan losses during the three months ended March 31, 2007 was largely attributable to a write-down of a single non-performing credit facility secured by two hotel properties at the time the properties were acquired by deed in lieu of foreclosure and moved into other real estate owned during the first quarter of 2007. During the first quarter of 2007, the write-down and additional provision for loan loss on this credit totaled $1,300,000 with an additional $160,000 in indirect provision charges recognized due to the impact of this write-down on the Company’s historical loss ratios and resulting required reserve levels.

Net charge-offs totaled $190,000 or 0.09% on an annualized basis of average loans outstanding during the three months ended March 31, 2008 compared with $1,437,000 or 0.72% on an annualized basis of average loans outstanding during the same period of 2007. The significantly higher level of net charge-offs during 2007 was directly attributable to the previously discussed write-down.

The provisions for loan losses made during the quarter ended March 31, 2008 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the first quarter of 2008, non-interest income totaled $5,032,000 representing an increase of $1,080,000 or 27% over the first quarter of 2007.

Trust and Investment Product Fees decreased $94,000 or 14% during the quarter ended March 31, 2008 as compared the first quarter of 2007. The decline was driven by lower levels of brokerage commission revenue.

Deposit service charges and fees totaled $1,183,000 during the quarter ended March 31, 2008 representing an increase of $265,000 or 29% over the same period of 2007. The increase was attributable to a combination of increased gross fees and a reduced level of refunded and waived fees.

During the first quarter of 2008, insurance commission and fees totaled $1,903,000 which is an increase of $399,000 or 27% compared to the first quarter of 2007. The increase was attributable to an increase of $425,000 in contingency revenue at the Company’s property and casualty insurance subsidiary, German American Insurance. The Company does not expect to receive additional contingency revenue during the remainder of 2008.

During the quarter ended March 31, 2008, the net gain on sale of residential loans totaled $324,000, an increase of $164,000 or 103% over the gain of $160,000 recognized in the quarter ended March 31, 2007. The increase was primarily attributable to higher levels of residential loan sales which totaled $28.4 million in the first three months of 2008, compared to $12.1 million in the same period of 2007.

The Company recognized a net gain on securities of $285,000 in the first quarter of 2008. The Company sold approximately $16 million of agency mortgage related securities at a gain of $189,000 during 2008. In addition, the Company recognized a gain of $96,000 on the mandatory redemption on a portion of VISA stock acquired as part of initial public offering of VISA, Inc.

Non-interest Expense:

During the quarter ended March 31, 2008, non-interest expense totaled $9,348,000, a decline of $128,000 or 1% from the same period of 2007.

Salaries and benefits totaled $5,327,000 in the first three months of 2008 representing a decline of $176,000 or 3% from 2007. The decline was largely attributable to a decrease of approximately 30 full-time equivalent employees, or 8%, during the first quarter of 2008 compared with the first quarter 2007. The decline in salaries and benefits was also achieved despite the recognition of $269,000 for post-retirement benefits for employees that were accrued as part of the Company’s formal review of effectiveness and efficiency.

In the quarter ended March 31, 2008, occupancy and furniture, fixtures and equipment expense totaled $1,472,000, an increase of $122,000 or 9% compared to the quarter ended March 31, 2007. The increase was largely attributable to higher levels of real estate taxes and higher levels of furniture, fixtures and equipment depreciation. Professional fees increased $173,000 during the first quarter of 2008 compared with the first quarter of 2007 due primarily to professional fees associated with the Company’s formal review of effectiveness and efficiency and the formation of a real estate investment trust.

During the first quarter of 2008, collection costs declined by $119,000 compared with the same period of 2007. The decline was largely due to elevated levels in 2007 related to the resolution of the previously discussed hotel credits. In addition, in the first three months of 2008, losses related to fraudulent ATM/debit card transactions decreased by $55,000 compared with the first three months of 2007.

Income Taxes:

The Company’s effective income tax rate approximated 32.3% during the three months ended March 31, 2008 compared with 23.1% during the same period of 2007. The effective tax rate in both 2008 and 2007 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2008 increased $43.3 million to $1.175 billion compared with $1.132 billion in total assets at December 31, 2007. Cash and cash equivalents increased $61.2 million to $89.1 million at March 31, 2008 compared with $27.9 million at year-end 2007. This increase was largely attributable to an increase in deposits during the first quarter of 2008. Securities available-for-sale and held-to-maturity decreased $7.0 million to $145.8 million at March 31, 2008 compared with $152.8 million at year-end 2007. Loans, net of unearned income, decreased $9.1 million to $858.6 million at March 31, 2008 compared to $867.7 million at December 31, 2007. Commercial and industrial loans increased $15.6 million or 3%, agricultural based loans decreased $16.3 million or 10%, consumer loans decreased $3.6 million or 3% and residential mortgage loans declined $4.9 million or 4% during the three months ended March 31, 2008.

Total Deposits at March 31, 2008, increased $39.3 million to $916.7 million compared with $877.4 million in total deposits at December 31, 2007. Demand, savings, and money market accounts increased $52.2 million while time deposits decreased $13.0 million.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007
Non-accrual Loans	$9,220	$4,356
Past Due Loans (90 days or more)	112	8
Restructured Loans	—	—
Total Non-performing Loans	9,332	4,364
Other Real Estate	1,398	1,517
Total Non-performing Assets	$10,730	$5,881

Non-performing Loans to Total Loans	1.09%	.50%
Allowance for Loan Loss to Non-performing Loans	98.56%	184.33%

The Company’s level of overall non-performing assets increased by approximately $4.8 million and non-performing loans increased by approximately $5.0 million during the three months ended March 31, 2008. This level of non-performing loans represents 1.09% of total loans outstanding at March 31, 2008, an increase from 0.50% as of year-end 2007. The majority of the increase was related to a single commercial real estate credit which is secured by a newly constructed apartment complex. This credit is a participation loan in which the Company is a 53% participant, with the Company’s outstanding balance at March 31, 2008 totaling approximately $2.9 million. The remaining increase in non-performing loans was primarily related to commercial credits that each totaled less than $1.0 million.

The largest credit facility, other than the above referenced apartment complex credit, included in non-performing assets is an approximately $757,000 loan (after a partial charge-off during 2006) to a manufacturing entity which has ceased operations. During the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction to an unrelated third party. The closing of this auction sale has been delayed on a number of instances as various covenants and conditions included in the sales agreement have not been fully performed or satisfied. Based on current information available, the Company expects that this sale will be completed in the second quarter of 2008. The preceding is a forward-looking statement, however, which is subject to certain risks and uncertainties, and the closing of the expected sale could be delayed further or terminated if the covenants and conditions of the parties to the sale are not performed by the parties to the sale (over which the Company has no control) in a timely manner. The indebtedness owed the Company on this credit is secured by a first priority lien on substantially all of the borrower’s assets, including those sold at auction.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 Risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of March 31, 2008.

At March 31, 2008, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

		To be Well
		Capitalized
		Under Prompt
	Minimum for	Corrective
	Capital	Action	At	At
	Adequacy	Provisions	March 31,	December 31,
	Purposes	(FDICIA)	2008	2007

Leverage Ratio	4.00%	5.00%	7.40%	7.41%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	8.87%	8.69%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	10.92%	10.63%

As of March 31, 2008, shareholders’ equity increased by $2.4 million to $99.5 million compared with $97.1 million at year-end 2007. The increase in shareholders’ equity was attributable to an increase of $1.2 million in retained earnings and $1.2 million in accumulated other comprehensive income (“AOCI”). The increase in AOCI was related to a higher unrealized gain in the securities available for sale portfolio that resulted from an overall decline in market interest rates during the first quarter of 2008. Shareholders’ equity represented 8.5% of total assets at March 31, 2008 compared with 8.6% at December 31, 2007. Shareholders’ equity included $13.5 million of goodwill and other intangible assets at March 31, 2008, compared to $13.7 million of goodwill and other intangible assets at December 31, 2007.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $61.2 million during the three months ended March 31, 2008 ending at $89.1 million. During the three months ended March 31, 2008, cash flows from operating activities provided $5.7 million of available cash, which included net income of $3.0 million. Investing activities resulted in net cash inflows of $17.5 million during the three months ended March 31, 2008 due primarily to a modest decline in the Company’s loan portfolio. Financing activities resulted in net cash inflows for the period ended March 31, 2008 of $38.0 million due primarily to growth of deposits of $39.3 million offset partially by a net cash outflow of $1.5 million in dividends paid to shareholders.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s operating effectiveness and the impact of its Effectiveness Plan (described above in Management Overview) upon future non-interest income and non-interest expense: the Company’s net interest income or net interest margin; its adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; tax estimates and recognition; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

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

Forward-looking statements included in this Report include but are not limited to the statements in the Management Overview section of this Item 2 concerning the likely impact of the Company’s Effectiveness Plan. Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Among the assumptions that underlie the Company’s plan to improve its financial performance through the Effectiveness Plan are assumptions that (a) the Effectiveness Plan will be supported by officers, employees and customers of the Company and (b) the Company’s business and affairs, financial and otherwise, will not be adversely affected by unrelated trends, conditions, or events. Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in this Item 2 list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the ability of the Company to affect the tactical steps contemplated by the action plan as currently planned by management without significant delay or unplanned expense; the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; of the possibility that the Company may acquire other businesses or intangible customer relationships of other companies and the costs of integrations of such acquired businesses and intangible customer relationships; the introduction, withdrawal, success, and timing of business initiatives and strategies; changes in customer borrowing, repayment, investment, and deposit practices; changes in fiscal, monetary, and tax policies; changes in financial and capital markets including those arising from the continuing uncertainties commonly associated with the mortgage-backed securities markets and the auction-rate securities markets, and those arising from uncertainties concerning the financial stability of bond insurers; the possibility of a recession or other adverse change in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; capital management activities; actions of the Federal Reserve Board and legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2007, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2008

	Net Portfolio			Net Portfolio Value as a % of Present Value
	Value			of Assets
Changes in rates	$ Amount	% Change	NPV Ratio	Change
+2%	$127,648	-0.68%	10.99%	19 b.p.
Base	128,517	—	10.80%	—
-2%	116,276	-9.52%	9.61%	(119) b.p.

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

Item 4. Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities     and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended March 31, 2008.

	Total Number		Total Number of Shares	Maximum Number (or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)
1/1/08 – 1/31/08	—	—	—	272,789
2/1/08 – 2/29/08	—	—	—	272,789
3/1/08 – 3/31/08	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2008 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2008.

Item 5. Other Information

On May 7, 2008, Stan J. Ruhe, Executive Vice President and Chief Credit Officer of the Company and its bank subsidiary, notified the Company that he desired to retire effective December 26, 2008, and entered into an early retirement agreement with the Company. Pursuant to that agreement and subject to compliance with its terms and conditions, the Company agreed to pay Mr. Ruhe a stream of retirement payments at the annualized rate of $75,000 per year (subject to tax withholding and other required deductions) until September 2, 2013. Mr. Ruhe remains subject to a confidentiality and non-compete agreement. He will also be eligible to receive early retiree medical insurance coverage under the terms of the German American Bancorp, Inc. Employee Benefits Plan, as it may be amended from time to time.

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 8, 2008	By/s/Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date: May 8, 2008	By/s/Bradley M. Rust
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

10.1
Description of Executive Management Incentive Plan for 2008 (awards payable in 2009) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 28, 2008.*

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