Form 10-Q
period 2008-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2008-08-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to ___________________

Commission File Number 0-11244

German American Bancorp, Inc
(Exact name of registrant as specified in its charter)

Indiana	35-1547518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, no par value	11,029,869

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

*****

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and Due from Banks	$26,955	$25,283
Federal Funds Sold and Other Short-term Investments	19,578	2,631
Cash and Cash Equivalents	46,533	27,914

Securities Available-for-Sale, at Fair Value	162,753	148,300
Securities Held-to-Maturity, at Cost (Fair value of $4,103 and $4,496
on June 30, 2008 and December 31, 2007, respectively)	4,060	4,464

Loans Held-for-Sale	9,080	5,697

Loans	879,544	870,643
Less: Unearned Income	(2,325)	(2,922)
Allowance for Loan Losses	(9,853)	(8,044)
Loans, Net	867,366	859,677

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	22,891	22,783
Other Real Estate	1,815	1,517
Goodwill	9,655	9,655
Intangible Assets	3,586	4,030
Company Owned Life Insurance	22,940	22,533
Accrued Interest Receivable and Other Assets	13,680	14,519
TOTAL ASSETS	$1,174,980	$1,131,710

LIABILITIES
Non-interest-bearing Demand Deposits	$154,029	$136,212
Interest-bearing Demand, Savings, and Money Market Accounts	427,408	353,643
Time Deposits	342,280	387,566
Total Deposits	923,717	877,421

FHLB Advances and Other Borrowings	139,563	144,170
Accrued Interest Payable and Other Liabilities	13,496	13,003
TOTAL LIABILITIES	1,076,776	1,034,594

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	11,030	11,029
Additional Paid-in Capital	68,409	68,408
Retained Earnings	19,436	16,681
Accumulated Other Comprehensive Income (Loss)	(671)	998
TOTAL SHAREHOLDERS’ EQUITY	98,204	97,116
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,174,980	$1,131,710
End of period shares issued and outstanding	11,029,869	11,029,484

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	June 30,
	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$14,426	$15,846
Interest on Federal Funds Sold and Other Short-term Investments	283	84
Interest and Dividends on Securities:
Taxable	1,889	1,782
Non-taxable	180	246
TOTAL INTEREST INCOME	16,778	17,958

INTEREST EXPENSE
Interest on Deposits	5,324	6,825
Interest on FHLB Advances and Other Borrowings	1,389	1,639
TOTAL INTEREST EXPENSE	6,713	8,464

NET INTEREST INCOME	10,065	9,494
Provision for Loan Losses	934	375
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,131	9,119

NON-INTEREST INCOME
Trust and Investment Product Fees	636	660
Service Charges on Deposit Accounts	1,245	1,114
Insurance Revenues	1,307	1,541
Other Operating Income	901	737
Net Gains on Sales of Loans and Related Assets	404	173
Net Gain on Securities	—	—
TOTAL NON-INTEREST INCOME	4,493	4,225

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,118	5,554
Occupancy Expense	806	779
Furniture and Equipment Expense	592	569
Data Processing Fees	371	343
Professional Fees	441	350
Advertising and Promotion	293	178
Supplies	139	139
Other Operating Expenses	1,225	1,556
TOTAL NON-INTEREST EXPENSE	8,985	9,468

Income before Income Taxes	4,639	3,876
Income Tax Expense	1,528	1,233
NET INCOME	$3,111	$2,643

COMPREHENSIVE INCOME	$279	$1,334

Earnings Per Share and Diluted Earnings Per Share	$0.28	$0.24
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended
	June 30,
	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$29,885	$30,913
Interest on Federal Funds Sold and Other Short-term Investments	469	204
Interest and Dividends on Securities:
Taxable	3,884	3,652
Non-taxable	365	518
TOTAL INTEREST INCOME	34,603	35,287

INTEREST EXPENSE
Interest on Deposits	11,511	13,255
Interest on FHLB Advances and Other Borrowings	2,908	3,163
TOTAL INTEREST EXPENSE	14,419	16,418

NET INTEREST INCOME	20,184	18,869
Provision for Loan Losses	2,278	2,303
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,906	16,566

NON-INTEREST INCOME
Trust and Investment Product Fees	1,223	1,341
Service Charges on Deposit Accounts	2,428	2,032
Insurance Revenues	3,210	3,045
Other Operating Income	1,651	1,426
Net Gains on Sales of Loans and Related Assets	728	333
Net Gain on Securities	285	—
TOTAL NON-INTEREST INCOME	9,525	8,177

NON-INTEREST EXPENSE
Salaries and Employee Benefits	10,445	11,057
Occupancy Expense	1,660	1,541
Furniture and Equipment Expense	1,210	1,157
Data Processing Fees	777	699
Professional Fees	1,005	741
Advertising and Promotion	526	369
Supplies	274	289
Other Operating Expenses	2,436	3,091
TOTAL NON-INTEREST EXPENSE	18,333	18,944

Income before Income Taxes	9,098	5,799
Income Tax Expense	2,967	1,677
NET INCOME	$6,131	$4,122

COMPREHENSIVE INCOME	$4,462	$3,015

Earnings Per Share and Diluted Earnings Per Share	$0.55	$0.37
Dividends Per Share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,131	$4,122
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	(582)	(179)
Depreciation and Amortization	1,676	1,626
Loans Originated for Sale	(64,062)	(28,466)
Proceeds from Sales of Loans Held-for-Sale	61,407	27,904
Loss in Investment in Limited Partnership	108	85
Provision for Loan Losses	2,278	2,303
Gain on Sale of Loans	(728)	(333)
Gain on Securities, Net	(285)	—
Loss / (Gain) on Sales of Other Real Estate and Repossessed Assets	18	(43)
Gain on Disposition and Impairment of Premises and Equipment	(19)	(2)
Increase in Cash Surrender Value of Company Owned Life Insurance	(407)	(393)
Equity Based Compensation	2	174
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,623	1,932
Interest Payable and Other Liabilities	198	(74)
Net Cash from Operating Activities	7,358	8,656

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	100
Proceeds from Maturities of Securities Available-for-Sale	38,092	22,385
Proceeds from Sales of Securities Available-for-Sale	16,130	—
Purchase of Securities Available-for-Sale	(70,370)	—
Proceeds from Maturities of Securities Held-to-Maturity	405	1,036
Purchase of Loans	(17,811)	(13,563)
Proceeds from Sales of Loans	1,048	450
Loans Made to Customers, Net of Payments Received	6,001	(45,240)
Proceeds from Sales of Other Real Estate	499	2,552
Property and Equipment Expenditures	(1,427)	(985)
Proceeds from Sales of Property and Equipment	58	—
Net Cash from Investing Activities	(27,375)	(33,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	46,326	44,519
Change in Short-term Borrowings	(26,078)	(19,778)
Advances of Long-term Debt	25,000	10,000
Repayments of Long-term Debt	(3,524)	(7,022)
Dividends Paid	(3,088)	(3,086)
Net Cash from Financing Activities	38,636	24,633

Net Change in Cash and Cash Equivalents	18,619	24
Cash and Cash Equivalents at Beginning of Year	27,914	29,695
Cash and Cash Equivalents at End of Period	$46,533	$29,719

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Note 2 - Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	June 30,
Earnings per Share:	2008	2007
Net Income	$3,111	$2,643

Weighted Average Shares Outstanding	11,029,484	11,008,562
Earnings per Share	$0.28	$0.24

Diluted Earnings per Share:
Net Income	$3,111	$2,643

Weighted Average Shares Outstanding	11,029,484	11,008,562
Potentially Dilutive Shares, Net	51	13,912
Diluted Weighted Average Shares Outstanding	11,029,535	11,022,474

Diluted Earnings per Share	$0.28	$0.24

Stock options for 249,396 and 257,063 shares of common stock were not considered in computing diluted earnings per share for the quarter ended June 30, 2008 and 2007, respectively, because they were anti-dilutive.

	Six Months Ended
	June 30,
Earnings per Share:	2008	2007
Net Income	$6,131	$4,122

Weighted Average Shares Outstanding	11,029,484	11,008,562
Earnings per Share	$0.55	$0.37

Diluted Earnings per Share:
Net Income	$6,131	$4,122

Weighted Average Shares Outstanding	11,029,484	11,008,562
Potentially Dilutive Shares, Net	101	11,722
Diluted Weighted Average Shares Outstanding	11,029,585	11,020,284

Diluted Earnings per Share	$0.55	$0.37

Stock options for 236,025 and 257,063 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2008 and 2007, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited, dollars in thousands except per share data)
Note 3 - Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2008 and December 31, 2007, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

June 30, 2008
U.S. Treasury and Agency Securities	$498	$5	$—	$503
Obligations of State and Political Subdivisions	9,924	210	—	10,134
Mortgage-backed Securities	148,587	316	(1,996)	146,907
Equity Securities	4,557	652	—	5,209
Total	$163,566	$1,183	$(1,996)	$162,753

December 31, 2007
U.S. Treasury and Agency Securities	$25,306	$433	$—	$25,739
Obligations of State and Political Subdivisions	11,387	216	(1)	11,602
Mortgage-backed Securities	105,302	608	(421)	105,489
Equity Securities	4,557	913	—	5,470
Total	$146,552	$2,170	$(422)	$148,300

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2008 and December 31, 2007, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2008
Obligations of State and Political Subdivisions	$4,060	$43	$—	$4,103

December 31, 2007
Obligations of State and Political Subdivisions	$4,464	$32	$—	$4,496

Below is a summary of securities with unrealized losses as of June 30, 2008 and December 31, 2007, presented by length of time the securities have been in a continuous unrealized loss position:

At June 30, 2008:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
Mortgage-backed Securities	117,447	(1,989)	799	(7)	118,246	(1,996)
Equity Securities	—	—	—	—	—	—
Total	$117,447	$(1,989)	$799	$(7)	$118,246	$(1,996)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited, dollars in thousands except per share data)

Note 3 - Securities (continued)

At December 31, 2007:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	230	(1)	230	(1)
Mortgage-backed Securities	1,544	(1)	56,647	(420)	58,191	(421)
Equity Securities	—	—	—	—	—	—
Total	$1,544	$(1)	$56,877	$(421)	$58,421	$(422)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The Company has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired. All mortgage-backed securities in the Company’s portfolio are performing as expected with no disruption in cash flows.

Note 4 - Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	June 30,	December 31,
	2008	2007

Commercial and Industrial Loans	$492,997	$457,033
Residential Mortgage Loans	106,660	116,908
Consumer Loans	125,540	131,110
Agricultural Loans	154,347	165,592
Total Loans	$879,544	$870,643
Less: Unearned Income	(2,325)	(2,922)
Allowance for Loan Losses	(9,853)	(8,044)
Loans, Net	$867,366	$859,677

Information Regarding Impaired Loans:

Impaired Loans with No Allowance for Loan Losses Allocated	$1,224	$1,919
Impaired Loans with Allowance for Loan Losses Allocated	5,725	2,384

Amount of Allowance Allocated to Impaired Loans	2,393	399

Note 5 - Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	June 30,	June 30,
	2008	2007

Balance as of January 1	$8,044	$7,129
Provision for Loan Losses	2,278	2,303
Recoveries of Prior Loan Losses	248	191
Loan Losses Charged to the Allowance	(717)	(1,847)
Balance as of June 30	$9,853	$7,776

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Three Months Ended
June 30, 2008		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,205	$19	$18	$(177)	$10,065
Net Gains on Sales of Loans and
Related Assets	404	—	—	—	404
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	635	—	(1)	636
Insurance Revenues	21	4	1,300	(18)	1,307
Noncash Item:
Provision for Loan Losses	934	—	—	—	934
Depreciation and Amortization	631	7	204	—	842
Income Tax Expense	1,611	79	54	(216)	1,528
Segment Profit / (Loss)	3,142	115	98	(244)	3,111
Segment Assets	1,165,563	2,206	9,551	(2,340)	1,174,980

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited, dollars in thousands except per share data)

Note 6 - Segment Information (continued)

Three Months Ended
June 30, 2007		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Total

Net Interest Income	$9,752	$21	$29	$(308)	$9,494
Net Gains on Sales of Loans and
Related Assets	173	—	—	—	173
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	685	—	(26)	660
Insurance Revenues	22	17	1,522	(20)	1,541
Noncash Item:
Provision for Loan Losses	375	—	—	—	375
Depreciation and Amortization	612	5	196	—	813
Income Tax Expense	1,350	75	111	(303)	1,233
Segment Profit / (Loss)	2,744	114	167	(382)	2,643
Segment Assets	1,109,581	2,186	9,639	499	1,121,905

Six Months Ended
June 30, 2008		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$20,600	$51	$38	$(505)	$20,184
Net Gains on Sales of Loans and
Related Assets	728	—	—	—	728
Net Gain on Securities	285	—	—	—	285
Trust and Investment Product Fees	3	1,246	—	(26)	1,223
Insurance Revenues	40	6	3,200	(36)	3,210
Noncash Item:
Provision for Loan Losses	2,278	—	—	—	2,278
Depreciation and Amortization	1,254	14	408	—	1,676
Income Tax Expense	3,026	143	297	(499)	2,967
Segment Profit / (Loss)	5,971	213	494	(547)	6,131
Segment Assets	1,165,563	2,206	9,551	(2,340)	1,174,980

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited, dollars in thousands except per share data)

Note 6 - Segment Information (continued)

Six Months Ended		Trust and
June 30, 2007		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$19,351	$42	$58	$(582)	$18,869
Net Gains on Sales of Loans and
Related Assets	333	—	—	—	333
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	1,392	—	(53)	1,341
Insurance Revenues	62	20	3,002	(39)	3,045
Noncash Item:
Provision for Loan Losses	2,303	—	—	—	2,303
Depreciation and Amortization	1,225	10	391	—	1,626
Income Tax Expense	1,875	166	192	(556)	1,677
Segment Profit / (Loss)	4,282	253	285	(698)	4,122
Segment Assets	1,109,581	2,186	9,639	499	1,121,905

Note 7 - Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of June 30, 2008, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the six months ended June 30, 2008.

Note 8 - Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2008, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the six months ended June 30, 2008 and 2007 there were no stock options granted. There was no option expense during the three or six month periods ended June 30, 2008 and 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to June 30, 2008 and 2007.

During the quarter and six months ended June 30, 2008, the Company granted awards of 385 shares of restricted stock. During the quarter and six months ended June 30, 2007, the Company granted awards of 350 shares and 21,400 shares of restricted stock. The expense recorded for the restricted stock grants totaled $1, net of an income tax benefit of $1, during the three and six months ended June 30, 2008, respectively. The expense recorded for the restricted stock grants totaled $50, net of an income tax benefit of $33, and $83, net of an income tax benefit of $55, during the three and six months ended June 30, 2007, respectively. Unrecognized expense associated with the restricted stock grants totaled $3 and $140 as of June 30, 2008 and 2007, respectively.

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
June 30, 2008
(unaudited, dollars in thousands except per share data)

Note 8 - Equity Plans and Equity Based Compensation (continued)

Based on the above referenced setting of the purchase price at 95% of the fair market value of the Company’s common stock for the 2007/2008 plan year, the Employee Stock Purchase Plan will not be considered compensatory and no expense will be recorded during the 2007/2008 plan year. The expense recorded for the Employee Stock Purchase Plan totaled $11 net of an income tax benefit of $7, and $22, net of an income tax benefit of $14, during the three and six months ended June 30, 2007, respectively. Unrecognized compensation expense as of June 30, 2007 totaled $12 for the Employee Stock Purchase Plan.

Note 9 - Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended
	June 30,
	2008	2007
Service Cost	$—	$—
Interest Cost	10	10
Expected Return on Assets	(3)	(3)
Amortization of Transition Amount	—	(1)
Amortization of Prior Service Cost	(1)	(1)
Recognition of Net (Gain)/Loss	5	7
Net Periodic Benefit Cost	$11	$12

Loss on Settlements and Curtailments	None	45

	Six Months Ended
	June 30,
	2008	2007
Service Cost	$—	$—
Interest Cost	19	19
Expected Return on Assets	(6)	(6)
Amortization of Transition Amount	—	(1)
Amortization of Prior Service Cost	(2)	(2)
Recognition of Net (Gain)/Loss	10	14
Net Periodic Benefit Cost	$21	$24

Loss on Settlements and Curtailments	None	45

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $97 to the pension plan during the fiscal year ending December 31, 2008. As of June 30, 2008, the Company had contributed $37 to the pension plan.

Note 10 - New Accounting Pronouncements

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited, dollars in thousands except per share data)

Note 10 - New Accounting Pronouncements (continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for Sale Securities	$162,753	$3,116	$157,544	$2,093

Equity securities that do not have readily determinable fair values are carried at cost and are evaluated for impairment on a periodic basis. Equity securities carried at cost and included in the table above totaled $2,093 at June 30, 2008. There were no changes in fair value for these equity securities during the first six months of 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$3,232	$—	$—	$3,232

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,464, with a valuation allowance of $2,232, resulting in an additional provision for loan losses of $710 and $1,777 for the three and six months ended June 30, 2008, respectively. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Values of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. The final fair value is based on the reconciliation of these three approaches.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited, dollars in thousands except per share data)

Note 10 - New Accounting Pronouncements (continued)

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2008 and December 31, 2007 and the consolidated results of operations for the three and six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2007 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2007 Annual Report on Form 10-K.

During the second quarter of 2008, the Company generated earnings of $3,111,000 or $0.28 per share, an 18% increase from the $2,643,000 or $0.24 per share in the second quarter of 2007. This level of quarterly earnings represents the third successive quarter that the Company has reported the highest level of quarterly earnings in its history. In comparison with prior year results, the Company produced enhanced performance during the second quarter of 2008 in each major category within the income statement reflecting increased revenue from both net interest income and total non-interest income coupled with a reduction in non-interest expense. Partially offsetting these improvements was an increased level of provision for loan loss. Each of these areas will be discussed in more detail below.

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

Due to the imprecise nature of estimating the allowance for loan losses, the Company’s allowance for loan losses may include a minor unallocated component. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, lending staff quality, industry trends impacting specific portfolio segments, and broad portfolio quality trends. Therefore, the ratio of allocated to unallocated components within the total allowance may fluctuate from period to period.

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of June 30, 2008, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $1,996,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income increased $468,000 or 18% to $3,111,000 or $0.28 per share for the quarter ended June 30, 2008, compared to $2,643,000 or $0.24 per share for the second quarter of 2007. The increase in net income during the second quarter 2008 compared with same quarter of 2007 was due to improvement across the major categories of the income statement including net interest income, non-interest income, non-interest expense, partially offset by an increased level of provision for loan losses.

Net income for the first six months of 2008 totaled $6,131,000 or $0.55 per share representing an increase of $2,009,000 or 49% over the $4,122,000 or $0.37 per share recorded in the six months ended June 30, 2007. The increase in net income during the first half of 2008 compared with the same period of 2007 was attributable to improvement in net interest income, non-interest income and expense, and a relatively flat level of provision for loan losses.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months		Change from
	Ended June 30,		Prior Period
	2008	2007	Amount	Percent
Interest Income (T/E)	$16,911	$18,109	$(1,198)	(6.6)%
Interest Expense	6,713	8,464	(1,751)	(20.7)%
Net Interest Income (T/E)	$10,198	$9,645	$553	5.7%

Net interest income increased $571,000 or 6% (an increase of $553,000 or 6% on a tax-equivalent basis) for the quarter ended June 30, 2008 compared with the same quarter of 2007. The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the second quarter 2008 was 3.75% compared to 3.78% for the second quarter of 2007. The yield on earning assets totaled 6.23% during the quarter ended June 30, 2008 compared to 7.11% in the same period of 2007 while the cost of funds (expressed as a percentage of average earning assets) totaled 2.48% during 2008 compared to 3.33% in 2007.

Average earning assets totaled approximately $1.090 billion for the quarter ended June 30, 2008 compared with $1.021 billion for the quarter ended June 30, 2007. During the second quarter of 2008, average loans outstanding totaled $872.3 million, an increase of $37.8 million or 5%, compared to the $834.5 million in average loans outstanding during the second quarter of 2007. Average commercial and agricultural loans totaled $629.4 million, an increase of $45.5 million or 8% during the quarter ended June 30, 2008 compared with the same quarter of the prior year. Average residential mortgage loans and consumer loans totaled $242.9 million during the quarter ended June 30, 2008 representing an decline of $7.7 million or 3% over 2007.

	Six Months		Change from
	Ended June 30,		Prior Period
	2008	2007	Amount	Percent
Interest Income (T/E)	$34,862	$35,616	$(754)	(2.1)%
Interest Expense	14,419	16,418	(1,999)	(12.2)%
Net Interest Income (T/E)	$20,443	$19,198	$1,245	6.5%

Net interest income increased $1,315,000 or 7% (an increase of $1,245,000 or 7% on a tax-equivalent basis) for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The tax equivalent net interest margin for the six months ended June 30, 2008 was 3.82% compared to 3.83% for the same period of 2007. The yield on earning assets totaled 6.53% during the first half of 2008 compared to 7.10% in the same period of 2007 while the cost of funds (expressed as a percentage of average earning assets) totaled 2.71% during 2008 compared to 3.27% in 2007.

Average earning assets totaled approximately $1.073 billion for the six months ended June 30, 2008 compared with $1.010 billion for the six months ended June 30, 2007. During the first half of 2008, average loans outstanding totaled $870.3 million, an increase of $53.4 million or 7%, compared to the $816.9 million in average loans outstanding during the first half of 2007. Average commercial and agricultural loans totaled $623.8 million, an increase of $56.0 million or 10% during the six months ended June 30, 2008 compared with the same period of the prior year. Average residential mortgage loans and consumer loans totaled $246.5 million during the six months ended June 30, 2008 representing a decrease of $2.5 million or 1% over 2007.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. The provision for loan loss totaled $934,000 during the quarter ended June 30, 2008, representing an increase of $559,000 from the second quarter 2007 provision of $375,000. During the second quarter of 2008, the annualized provision for loan loss represented 0.43% of average loans outstanding compared with 0.18% on an annualized basis of average loans outstanding during the second quarter of 2007. The higher level of provision during the second quarter of 2008 compared with the same period of 2007 was largely attributable to loan growth and an increased level of non-performing loans.

The provision for loan loss totaled $2,278,000 during the six months ended June 30, 2008, representing a decline of $25,000 from the first half of 2007 provision of $2,303,000. During the six months ended June 30, 2008, the annualized provision for loan loss represented 0.52% of average loans outstanding compared with 0.56% on an annualized basis of average loans outstanding during the six months ended June 30, 2007.

Net charge-offs totaled $279,000 or 0.13% on an annualized basis of average loans outstanding during the three months ended June 30, 2008 compared with $219,000 or 0.10% on an annualized basis of average loans outstanding during the same period of 2007. Net charge-offs totaled $469,000 or 0.11% on an annualized basis of average loans outstanding during the six months ended June 30, 2008 compared with $1,656,000 or 0.41% on an annualized basis of average loans outstanding during the same period of 2007. The significantly higher level of net charge-offs during the six months ended June 30, 2007, was primarily attributable to the charge-off related to a single large commercial credit facility.

The provisions for loan losses made during the quarter ended June 30, 2008 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the second quarter of 2008, non-interest income totaled $4,493,000 representing an increase of $268,000 or 6% over the second quarter of 2007. During the six months ended June 30, 2008, non-interest income totaled $9,525,000 representing an increase of $1,348,000 or 16% over 2007.

Trust and investment product fees totaled $636,000 during the quarter ended June 30, 2008 representing a decline of $24,000 or 4% from the same period of 2007. Trust and investment product fees totaled $1,223,000 during the six months ended June 30, 2008 representing a decline of $118,000 or 9% from the same period of 2007.

Deposit service charges and fees totaled $1,245,000 during the quarter ended June 30, 2008 representing an increase of $131,000 or 12% over the same period of 2007. Deposit service charges and fees totaled $2,428,000 during the six months ended June 30, 2008 representing an increase of $396,000 or 19% over the same period of 2007. The increase was attributable to a combination of increased gross fees and a reduced level of refunded and waived fees.

During the second quarter of 2008, insurance commission and fees totaled $1,307,000 which is a decline of $234,000 or 15% compared to the second quarter of 2007. The decline was largely attributable to the receipt of $109,000 in contingency revenue at the Company’s property and casualty insurance subsidiary, German American Insurance during the second quarter of 2007 while all 2008 contingency revenues were received during the first quarter of 2008. During the six month period ended June 30, 2008, insurance commission and fees totaled $3,210,000 which is an increase of $165,000 or 5% compared to 2007. The increase was attributable to an increase of $316,000 in contingency revenue during the first half of 2008 compared with the first half of 2007.

During the quarter ended June 30, 2008, the net gain on sale of residential loans totaled $404,000, an increase of $231,000 or 134% over the gain recognized in the quarter ended June 30, 2007. The increase was primarily attributable to higher levels of residential loan sales which totaled $32.3 million in the second quarter of 2008, compared to $15.5 million in the same period of 2007. During the six months ended June 30, 2008, the net gain on sale of residential loans totaled $728,000, an increase of $395,000 or 119% over the gain of $333,000 recognized in the six months ended June 30, 2007. The increase was attributable to higher levels of residential loan sales which totaled $60.7 million in the first half of 2008, compared to $27.6 million in the same period of 2007.

Net gain on securities totaled $285,000 during the six months ended June 30, 2008, compared with no gains during the same period of 2007. The Company recognized a net gain on securities of $285,000 in the first quarter of 2008. The Company sold approximately $16 million of agency mortgage related securities at a gain of $189,000. In addition, the Company recognized a gain of $96,000 on the mandatory redemption on a portion of VISA stock acquired as part of the initial public offering of VISA, Inc.

Non-interest Expense:

During the quarter ended June 30, 2008, non-interest expense totaled $8,985,000, a decline of $483,000 or 5% from the same period of 2007. During the six months ended June 30, 2008, non-interest expense totaled $18,333,000, a decline of $611,000 or 3% from the same period of 2007.

Salaries and benefits totaled $5,118,000 in the quarter ended June 30, 2008 representing a decline of $436,000 or 8% from 2007. Salaries and benefits totaled $10,445,000 in the first half of 2008 representing a decline of $612,000 or 6% from 2007. The declines were largely attributable to a decrease in excess of 30 full-time equivalent employees, or 8% of total full-time equivalent employees, during the three and six months ended June 30, 2008 compared with the same periods of 2007. The decline in salaries and benefits was achieved while the Company recognized $196,000 and $466,000 in the three and six months ended June 30, 2008, respectively, for post-retirement benefits for employees that were accrued as part of the Company’s formal review of effectiveness and efficiency.

In the quarter ended June 30, 2008, occupancy and furniture and equipment expense totaled $1,398,000, an increase of $50,000 or 4% compared to the quarter ended June 30, 2007. During the six months ended June 30, 2008, occupancy and furniture and equipment expense totaled $2,870,000, an increase of $172,000 or 6% compared to the six months ended June 30, 2007. The increases were largely attributable to higher levels of real estate taxes and higher levels of furniture, fixtures and equipment depreciation.

Professional fees increased $91,000 or 26% during the second quarter of 2008 and $264,000 or 36% during the six months ended June 30, 2008, compared with the same periods of 2007. The increases were due primarily to professional fees associated with the Company’s formal review of effectiveness and efficiency.

During the three and six months ended June 30, 2008, collection costs declined by $120,000 and $239,000, respectively, as compared with the same periods of 2007. The declines were largely due to elevated levels in 2007 related to the resolution of a single large non-performing commercial credit facility. During the three and six months ended June 30, 2008, losses related to fraudulent ATM/debit card transactions decreased by $168,000 and $244,000, respectively, compared with the same periods of 2007; however, losses of this type have been incurred at an increased level during the third quarter of 2008 and it is therefore likely that losses of this type for the full year 2008 could be closer to those incurred in 2007 than the partial year comparisons might otherwise suggest.

Income Taxes:

The Company’s effective income tax rate approximated 32.9% during the three months ended June 30, 2008 compared with 31.8% during the same period of 2007. The Company’s effective income tax rate approximated 32.6% during the six months ended June 30, 2008 compared with 28.9% during the same period of 2007. The higher effective tax rate during the three and six month periods ended June 30, 2008 compared with the same periods of 2007 was the result of higher levels of before tax net income combined with a lower level of tax-exempt investment income. The effective tax rate in both 2008 and 2007 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2008 increased $43.3 million to $1.175 billion compared with $1.132 billion in total assets at December 31, 2007. Cash and cash equivalents increased $18.6 million to $46.5 million at June 30, 2008 compared with $27.9 million at year-end 2007. This increase was largely attributable to an increase in deposits during 2008. Securities available-for-sale and held-to-maturity increased $14.0 million to $166.8 million at June 30, 2008 compared with $152.8 million at year-end 2007. Loans, net of unearned income, increased $9.5 million to $877.2 million at June 30, 2008 compared to $867.7 million at December 31, 2007. Commercial and industrial loans increased $36.5 million or 8%, agricultural based loans decreased $11.2 million or 7%, consumer loans decreased $5.6 million or 4% and residential mortgage loans declined $10.2 million or 9% during the six months ended June 30, 2008.

Total Deposits at June 30, 2008, increased $46.3 million to $923.7 million compared with $877.4 million in total deposits at December 31, 2007. Demand, savings, and money market accounts increased $91.6 million while time deposits decreased $45.3 million.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
Non-accrual Loans	$9,633	$4,356
Past Due Loans (90 days or more)	16	8
Restructured Loans	—	—
Total Non-performing Loans	9,649	4,364
Other Real Estate	1,815	1,517
Total Non-performing Assets	$11,464	$5,881

Non-performing Loans to Total Loans	1.10%	.50%
Allowance for Loan Loss to Non-performing Loans	102.11%	184.33%

The Company’s level of overall non-performing assets increased by approximately $5.6 million and non-performing loans increased by approximately $5.3 million during the six months ended June 30, 2008. This level of non-performing loans represents 1.10% of total loans outstanding at June 30, 2008, an increase from 0.50% as of year-end 2007. The majority of the increase was related to a single commercial real estate credit which is secured by a newly constructed apartment complex. This credit is a participation loan in which the Company is a 53% participant, with the Company’s outstanding balance at June 30, 2008 totaling approximately $2.9 million. The remaining increase in non-performing loans was primarily related to commercial credits that each totaled less than $1.0 million.

The largest credit facility, other than the above referenced apartment complex credit, included in non-performing assets is an approximately $736,000 loan (after a partial charge-off during 2006) to a manufacturing entity which has ceased operations. During the third quarter of 2005, the real estate and equipment of the manufacturing entity were sold at auction to an unrelated third party. The closing of this auction sale was completed during the third quarter of 2008, with no additional write-down required.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of June 30, 2008.

At June 30, 2008, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

		To be Well
		Capitalized
		Under Prompt
	Minimum for	Corrective
	Capital	Action	At	At
	Adequacy	Provisions	June 30,	December 31,
	Purposes	(FDICIA)	2008	2007

Leverage Ratio	4.00%	5.00%	7.35%	7.41%
Tier 1 Capital to Risk-adjusted Assets	4.00%	6.00%	9.09%	8.69%
Total Capital to Risk-adjusted Assets	8.00%	10.00%	11.23%	10.63%

As of June 30, 2008, shareholders’ equity increased by $1.1 million to $98.2 million compared with $97.1 million at year-end 2007. The increase in shareholders’ equity was attributable to an increase of $2.8 million in retained earnings and a decline of $1.7 million in accumulated other comprehensive income (“AOCI”). The decline in AOCI was related to a higher unrealized loss in the securities available for sale portfolio. Shareholders’ equity represented 8.4% of total assets at June 30, 2008 compared with 8.6% at December 31, 2007. Shareholders’ equity included $13.2 million of goodwill and other intangible assets at June 30, 2008, compared to $13.7 million of goodwill and other intangible assets at December 31, 2007.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $18.6 million during the six months ended June 30, 2008 ending at $46.5 million. During the six months ended June 30, 2008, cash flows from operating activities provided $7.4 million of available cash, which included net income of $6.1 million. Investing activities resulted in net cash outflows of $27.4 million during the six months ended June 30, 2008 due primarily to growth in the Company’s loan portfolio and securities portfolio. Financing activities resulted in net cash inflows for the period ended June 30, 2008 of $38.6 million due primarily to growth of deposits of $46.3 million offset partially by a net cash outflow of $3.1 million in dividends paid to shareholders.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2007, and its Quarterly Report on Form 10-Q for its quarter ended March 31, 2008, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of June 30, 2008

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
Changes	Value		of Assets
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	$136,436	-4.70%	11.85%	(24) b.p.
Base	143,162	—	12.09%	—
-2%	137,015	-4.29%	11.35%	(74) b.p.

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

Item 4. Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended June 30, 2008.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs(1)
4/1/08 - 4/30/08	—	—	—	272,789
5/1/08 - 5/31/08	—	—	—	272,789
6/1/08 - 6/30/08	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2008 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the six months ended June 30, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 24, 2008. At the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2011:

	Votes	Votes	Broker
Nominee	Cast for	Withheld/Abstained	Non-Votes
Christina M. Ernst	8,160,506	162,960	—
Gene C. Mehne	8,163,016	160,449	—
Mark A. Schroeder	8,133,230	190,235	—

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 4, 2008	By:	/s/ Mark A. Schroeder
Mark A. Schroeder President and Chief Executive Officer

Date: August 4, 2008	By:	/s/ Bradley M. Rust
Bradley M. Rust Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
10.1	Early Retirement and General Release Agreement dated May 7, 2008 between German American Bancorp and Stan Ruhe.*
10.2	Description of Director Compensation Arrangements for the 12 month period ending at the 2009 Annual Meeting of Shareholders.*
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Senior Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Senior Vice President and Chief Financial Officer.

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.