Form 10-Q
period 2008-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2008-11-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, no par value	11,029,869

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

*****

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and Due from Banks	$22,741	$25,283
Federal Funds Sold and Other Short-term Investments	16,047	2,631
Cash and Cash Equivalents	38,788	27,914

Securities Available-for-Sale, at Fair Value	147,947	148,300
Securities Held-to-Maturity, at Cost (Fair value of $3,544 and $4,496 on September 30, 2008 and December 31, 2007, respectively)	3,491	4,464

Loans Held-for-Sale	4,993	5,697

Loans	889,085	870,643
Less: Unearned Income	(2,278)	(2,922)
Allowance for Loan Losses	(9,358)	(8,044)
Loans, Net	877,449	859,677

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	22,807	22,783
Other Real Estate	3,757	1,517
Goodwill	9,655	9,655
Intangible Assets	3,363	4,030
Company Owned Life Insurance	23,144	22,533
Accrued Interest Receivable and Other Assets	32,586	14,519
TOTAL ASSETS	$1,178,601	$1,131,710

LIABILITIES
Non-interest-bearing Demand Deposits	$147,196	$136,212
Interest-bearing Demand, Savings, and Money Market Accounts	420,827	353,643
Time Deposits	338,340	387,566
Total Deposits	906,363	877,421

FHLB Advances and Other Borrowings	157,893	144,170
Accrued Interest Payable and Other Liabilities	13,324	13,003
TOTAL LIABILITIES	1,077,580	1,034,594

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,030	11,029
Additional Paid-in Capital	68,367	68,408
Retained Earnings	21,210	16,681
Accumulated Other Comprehensive Income	414	998
TOTAL SHAREHOLDERS’ EQUITY	101,021	97,116
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,178,601	$1,131,710
End of period shares issued and outstanding	11,030,288	11,029,484

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	September 30,
	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$14,414	$16,585
Interest on Federal Funds Sold and Other Short-term Investments	97	145
Interest and Dividends on Securities:
Taxable	2,045	1,694
Non-taxable	173	214
TOTAL INTEREST INCOME	16,729	18,638

INTEREST EXPENSE
Interest on Deposits	4,893	7,326
Interest on FHLB Advances and Other Borrowings	1,390	1,581
TOTAL INTEREST EXPENSE	6,283	8,907

NET INTEREST INCOME	10,446	9,731
Provision for Loan Losses	838	941
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,608	8,790

NON-INTEREST INCOME
Trust and Investment Product Fees	618	653
Service Charges on Deposit Accounts	1,293	1,122
Insurance Revenues	1,402	1,349
Other Operating Income	787	672
Net Gains on Sales of Loans and Related Assets	330	212
Net Loss on Securities	(106)	—
TOTAL NON-INTEREST INCOME	4,324	4,008

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,225	5,395
Occupancy Expense	807	810
Furniture and Equipment Expense	601	519
Data Processing Fees	355	338
Professional Fees	365	257
Advertising and Promotion	250	250
Supplies	143	160
Other Operating Expenses	1,413	1,395
TOTAL NON-INTEREST EXPENSE	9,159	9,124

Income before Income Taxes	4,773	3,674
Income Tax Expense	1,454	1,166
NET INCOME	$3,319	$2,508

COMPREHENSIVE INCOME	$4,404	$3,761

Earnings Per Share and Diluted Earnings Per Share	$0.30	$0.23
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended
	September 30,
	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$44,299	$47,498
Interest on Federal Funds Sold and Other Short-term Investments	566	349
Interest and Dividends on Securities:
Taxable	5,929	5,346
Non-taxable	538	732
TOTAL INTEREST INCOME	51,332	53,925

INTEREST EXPENSE
Interest on Deposits	16,404	20,581
Interest on FHLB Advances and Other Borrowings	4,298	4,744
TOTAL INTEREST EXPENSE	20,702	25,325

NET INTEREST INCOME	30,630	28,600
Provision for Loan Losses	3,116	3,244
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,514	25,356

NON-INTEREST INCOME
Trust and Investment Product Fees	1,841	1,994
Service Charges on Deposit Accounts	3,721	3,154
Insurance Revenues	4,612	4,394
Other Operating Income	2,438	2,098
Net Gains on Sales of Loans and Related Assets	1,058	545
Net Gain on Securities	179	—
TOTAL NON-INTEREST INCOME	13,849	12,185

NON-INTEREST EXPENSE
Salaries and Employee Benefits	15,670	16,452
Occupancy Expense	2,467	2,351
Furniture and Equipment Expense	1,811	1,676
Data Processing Fees	1,132	1,037
Professional Fees	1,370	998
Advertising and Promotion	776	619
Supplies	417	449
Other Operating Expenses	3,849	4,486
TOTAL NON-INTEREST EXPENSE	27,492	28,068

Income before Income Taxes	13,871	9,473
Income Tax Expense	4,421	2,843
NET INCOME	$9,450	$6,630

COMPREHENSIVE INCOME	$8,866	$6,776

Earnings Per Share and Diluted Earnings Per Share	$0.85	$0.60
Dividends Per Share	$0.42	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,450	$6,630
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	(674)	(282)
Depreciation and Amortization	2,526	2,379
Loans Originated for Sale	(83,650)	(48,157)
Proceeds from Sales of Loans Held-for-Sale	85,412	45,741
Loss in Investment in Limited Partnership	150	137
Provision for Loan Losses	3,116	3,244
Gain on Sale of Loans	(1,058)	(545)
Gain on Securities Sales, Net	(529)	—
Loss / (Gain) on Sales of Other Real Estate and Repossessed Assets	16	(57)
Loss / (Gain) on Disposition and Impairment of Premises and Equipment	(17)	69
Other-Than-Temporary-Impairment Write-down on Securities	350	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(611)	(590)
Equity Based Compensation	6	273
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(17,814)	2,051
Interest Payable and Other Liabilities	23	566
Net Cash from Operating Activities	(3,304)	11,459

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	100
Proceeds from Maturities of Securities Available-for-Sale	44,993	34,228
Proceeds from Sales of Securities Available-for-Sale	34,788	—
Purchase of Securities Available-for-Sale	(79,563)	—
Proceeds from Maturities of Securities Held-to-Maturity	974	1,673
Purchase of Loans	(22,052)	(19,194)
Proceeds from Sales of Loans	3,150	938
Loans Made to Customers, Net of Payments Received	(4,894)	(56,077)
Proceeds from Sales of Other Real Estate	670	2,890
Property and Equipment Expenditures	(1,984)	(1,162)
Proceeds from Sales of Property and Equipment	58	50
Net Cash from Investing Activities	(23,860)	(36,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	28,986	40,035
Change in Short-term Borrowings	(7,745)	(22,941)
Advances of Long-term Debt	25,000	30,000
Repayments of Long-term Debt	(3,524)	(8,522)
Employee Stock Purchase Plan	(46)	(118)
Dividends Paid	(4,633)	(4,630)
Net Cash from Financing Activities	38,038	33,824

Net Change in Cash and Cash Equivalents	10,874	8,729
Cash and Cash Equivalents at Beginning of Year	27,914	29,695
Cash and Cash Equivalents at End of Period	$38,788	$38,424

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited, dollars in thousands except per share data)
Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current classifications. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2007 Annual Report on Form 10-K.

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	September 30,
	2008	2007
Earnings per Share:
Net Income	$3,319	$2,508

Weighted Average Shares Outstanding	11,029,484	11,008,562
Earnings per Share	$0.30	$0.23

Diluted Earnings per Share:
Net Income	$3,319	$2,508

Weighted Average Shares Outstanding	11,029,484	11,008,562
Potentially Dilutive Shares, Net	292	17,313
Diluted Weighted Average Shares Outstanding	11,029,776	11,025,875

Diluted Earnings per Share	$0.30	$0.23

Stock options for 248,871 and 268,063 shares of common stock were not considered in computing diluted earnings per share for the quarter ended September 30, 2008 and 2007, respectively, because they were anti-dilutive.

	Nine Months Ended
	September 30,
	2008	2007
Earnings per Share:
Net Income	$9,450	$6,630

Weighted Average Shares Outstanding	11,029,484	11,008,562
Earnings per Share	$0.85	$0.60

Diluted Earnings per Share:
Net Income	$9,450	$6,630

Weighted Average Shares Outstanding	11,029,484	11,008,562
Potentially Dilutive Shares, Net	233	14,131
Diluted Weighted Average Shares Outstanding	11,029,717	11,022,693

Diluted Earnings per Share	$0.85	$0.60

Stock options for 248,871 and 257,063 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited, dollars in thousands except per share data)
Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2008 and December 31, 2007, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

September 30, 2008
U.S. Treasury and Agency Securities	$499	$2	$—	$501
Obligations of State and Political Subdivisions	9,708	182	—	9,890
Mortgage-backed Securities	132,772	1,056	(287)	133,541
Equity Securities	4,207	45	(237)	4,015
Total	$147,186	$1,285	$(524)	$147,947

December 31, 2007
U.S. Treasury and Agency Securities	$25,306	$433	$—	$25,739
Obligations of State and Political Subdivisions	11,387	216	(1)	11,602
Mortgage-backed Securities	105,302	608	(421)	105,489
Equity Securities	4,557	913	—	5,470
Total	$146,552	$2,170	$(422)	$148,300

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2008 and December 31, 2007, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Securities Held-to-Maturity:	Amount	Gains	Losses	Value

September 30, 2008
Obligations of State and Political Subdivisions	$3,491	$53	$—	$3,544

December 31, 2007
Obligations of State and Political Subdivisions	$4,464	$32	$—	$4,496

Below is a summary of securities with unrealized losses as of September 30, 2008 and December 31, 2007, presented by length of time the securities have been in a continuous unrealized loss position:

At September 30, 2008:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
Mortgage-backed Securities	64,281	(282)	689	(5)	64,970	(287)
Equity Securities	1,786	(237)	—	—	1,786	(237)
Total	$66,067	$(519)	$689	$(5)	$66,756	$(524)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The Company has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired. All mortgage-backed securities in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company’s equity securities consist of non-controlling investments in other banking organizations. As a result of a valuation of this portfolio during the third quarter of 2008, the Company recognized a $350 pre-tax charge for an other-than-temporary decline in fair value of this portfolio. As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. Accordingly, the other-than-temporary impairment was recognized in the income statement as an investment securities loss during the third quarter of 2008.

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	September 30,	December 31,
	2008	2007

Commercial and Industrial Loans	$499,449	$457,033
Residential Mortgage Loans	104,386	116,908
Consumer Loans	128,125	131,110
Agricultural Loans	157,125	165,592
Total Loans	$889,085	$870,643
Less: Unearned Income	(2,278)	(2,922)
Allowance for Loan Losses	(9,358)	(8,044)
Loans, Net	$877,449	$859,677

Information Regarding Impaired Loans:

Impaired Loans with No Allowance for Loan Losses Allocated	$1,527	$1,919
Impaired Loans with Allowance for Loan Losses Allocated	3,245	2,384

Amount of Allowance Allocated to Impaired Loans	1,331	399

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited, dollars in thousands except per share data)

Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	September 30,	September 30,
	2008	2007

Balance as of January 1	$8,044	$7,129
Provision for Loan Losses	3,116	3,244
Recoveries of Prior Loan Losses	505	330
Loan Losses Charged to the Allowance	(2,307)	(2,648)
Balance as of September 30	$9,358	$8,055

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operates through 28 retail banking offices. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”). These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products from seven offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s affiliate banks. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three Months Ended
September 30, 2008
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,603	$8	$17	$(182)	$10,446
Net Gains on Sales of Loans and
Related Assets	330	—	—	—	330
Net Gain on Securities	244	—	—	(350)	(106)
Trust and Investment Product Fees	1	618	—	(1)	618
Insurance Revenues	8	36	1,370	(12)	1,402
Noncash Item:
Provision for Loan Losses	838	—	—	—	838
Depreciation and Amortization	639	7	204	—	850
Income Tax Expense	1,720	66	43	(375)	1,454
Segment Profit / (Loss)	3,482	95	54	(312)	3,319
Segment Assets	1,169,559	2,198	9,817	(2,973)	1,178,601

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited, dollars in thousands except per share data)

Note 6 – Segment Information (continued)

Three Months Ended
September 30, 2007
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,007	$27	$26	$(329)	$9,731
Net Gains on Sales of Loans and
Related Assets	212	—	—	—	212
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	677	—	(25)	653
Insurance Revenues	8	3	1,348	(10)	1,349
Noncash Item:
Provision for Loan Losses	941	—	—	—	941
Depreciation and Amortization	537	6	210	—	753
Income Tax Expense	1,361	74	38	(307)	1,166
Segment Profit / (Loss)	2,641	113	55	(301)	2,508
Segment Assets	1,123,650	2,290	9,700	(48)	1,135,592

Nine Months Ended
September 30, 2008
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$31,203	$59	$55	$(687)	$30,630
Net Gains on Sales of Loans and
Related Assets	1,058	—	—	—	1,058
Net Gain on Securities	529	—	—	(350)	179
Trust and Investment Product Fees	4	1,864	—	(27)	1,841
Insurance Revenues	48	42	4,570	(48)	4,612
Noncash Item:
Provision for Loan Losses	3,116	—	—	—	3,116
Depreciation and Amortization	1,893	21	612	—	2,526
Income Tax Expense	4,746	209	340	(874)	4,421
Segment Profit / (Loss)	9,453	308	548	(859)	9,450
Segment Assets	1,169,559	2,198	9,817	(2,973)	1,178,601

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited, dollars in thousands except per share data)

Note 6 – Segment Information (continued)

Nine Months Ended
September 30, 2007
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$29,358	$69	$84	$(911)	$28,600
Net Gains on Sales of Loans and
Related Assets	545	—	—	—	545
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	3	2,069	—	(78)	1,994
Insurance Revenues	70	23	4,350	(49)	4,394
Noncash Item:
Provision for Loan Losses	3,244	—	—	—	3,244
Depreciation and Amortization	1,762	16	601	—	2,379
Income Tax Expense	3,236	240	230	(863)	2,843
Segment Profit / (Loss)	6,923	366	340	(999)	6,630
Segment Assets	1,123,650	2,290	9,700	(48)	1,135,592

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. As of September 30, 2008, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the plan during the nine months ended September 30, 2008.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2008, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the nine months ended September 30, 2008 and 2007 there were no stock options granted. There was no option expense during the three or nine month periods ended September 30, 2008 and 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to September 30, 2008 and 2007.

During the quarter and nine months ended September 30, 2008, the Company granted awards of 385 shares and 804 shares of restricted stock. During the quarter and nine months ended September 30, 2007, the Company granted awards of 397 shares and 21,797 shares of restricted stock. The expense recorded for the restricted stock grants totaled $4, net of an income tax benefit of $3, and $6, net on an income tax benefit of $4, during the three and nine months ended September 30, 2008, respectively. The expense recorded for the restricted stock grants totaled $53, net of an income tax benefit of $34, and $136, net of an income tax benefit of $89, during the three and nine months ended September 30, 2007, respectively. Unrecognized expense associated with the restricted stock grants totaled $4 and $58 as of September 30, 2008 and 2007, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year. For years prior to the plan year beginning August 17, 2007, the purchase price of the shares were determined annually and in the range from 85% to 100% of the fair market value of such stock at either the beginning or end of the plan year. For the plan year beginning August 17, 2007 and the plan year beginning August 17, 2008, the purchase price of the shares under this Plan is 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. Funding for the purchase of common stock is from employee and Company contributions.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited, dollars in thousands except per share data)

Note 8 – Equity Plans and Equity Based Compensation (continued)

Based on the above referenced setting of the purchase price at 95% of the fair market value of the Company’s common stock and elimination of the look-back feature for the 2007/2008 and the 2008/2009 plan years, the Employee Stock Purchase Plan was not and will not be considered compensatory and no expense was or will be recorded during the 2007/2008 and 2008/2009 plan years. The expense recorded for the Employee Stock Purchase Plan totaled $7 net of an income tax benefit of $5, and $29, net of an income tax benefit of $19, during the three and nine months ended September 30, 2007, respectively. There was no unrecognized compensation expense for the Employee Stock Purchase Plan as of September 30, 2008 and 2007.

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended
	September 30,
	2008	2007
Service Cost	$—	$—
Interest Cost	9	9
Expected Return on Assets	(3)	(3)
Amortization of Transition Amount	(1)	—
Amortization of Prior Service Cost	—	(1)
Recognition of Net (Gain)/Loss	5	7
Net Periodic Benefit Cost	$10	$12

Loss on Settlements and Curtailments	None	None

	Nine Months Ended
	September 30,
	2008	2007
Service Cost	$—	$—
Interest Cost	28	28
Expected Return on Assets	(9)	(9)
Amortization of Transition Amount	(1)	(1)
Amortization of Prior Service Cost	(2)	(3)
Recognition of Net (Gain)/Loss	15	21
Net Periodic Benefit Cost	$31	$36

Loss on Settlements and Curtailments	None	45

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $97 to the pension plan during the fiscal year ending December 31, 2008. As of September 30, 2008, the Company had contributed $81 to the pension plan.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for Sale Securities	$147,947	$2,272	$143,933	$1,742

Equity securities that do not have readily determinable fair values are carried at cost and are evaluated for impairment on a periodic basis. Equity securities carried at cost and included in the table above totaled $2,092 at January 1, 2008 and $1,742 at September 30, 2008. The change in carrying value of these securities was attributable to an other-than-temporary impairment charge of $350 that was recognized on these securities during the quarter ended September 30, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$1,783	$—	$—	$1,783

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,896, with a valuation allowance of $1,113, resulting in an additional provision for loan losses of $346 and $659 for the three and nine months ended September 30, 2008, respectively. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Values of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. The final fair value is based on the reconciliation of these three approaches.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited, dollars in thousands except per share data)

Note 10 – New Accounting Pronouncements (continued)

In February 2007, the FASB issued Statement No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159).  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008 or subsequently.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC. The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 28 retail banking offices in the ten contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Monroe, Perry, Pike, and Spencer. German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2008 and December 31, 2007 and the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2007 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2007 Annual Report on Form 10-K.

During the third quarter of 2008, the Company generated earnings of $3,319,000 or $0.30 per share, a 32% increase from the $2,508,000 or $0.23 per share in the third quarter of 2007. This level of quarterly earnings represents the fourth successive quarter that the Company has reported the highest level of quarterly earnings in its history. In comparison with prior year results, the Company’s performance was enhanced during the third quarter of 2008 in each major category within the income statement reflecting increased revenue from both net interest income and total non-interest income coupled with flat non-interest expense. In addition, the Company’s provision for loan loss declined modestly during the third quarter of 2008 compared with 2007. Each of these areas will be discussed in more detail below.

RECENT U.S. TREASURY DEPARTMENT AND FDIC DEVELOPMENTS

In October 2008, in response to a perceived economic emergency affecting the banking and financial markets, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U. S. Department of the Treasury (“the Treasury”) has authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.

As part of the EESA, the Treasury announced a program to purchase equity stakes in U. S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury will make $250 billion of capital available to U. S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. The amount of capital available to each participating financial institution will be not less than one percent, or more than three percent, of that institution's risk weighted assets. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and be restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

Further, after receiving a recommendation from the boards of the Federal Deposit Insurance Corporation (“the FDIC”) and the Federal Reserve System (the "Federal Reserve”), the Treasury in late October 2008 invoked the systemic risk exception to the Federal Deposit Insurance Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts, under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.

The Company has not yet made a decision to participate in the Temporary Liquidity Guarantee Program or in the TARP Capital Purchase Program, or as to the amount of any capital that the Company may seek under the TARP Capital Purchase Program. The Company must make application by November 14, 2008, to seek to participate in the TARP Capital Purchase Program. Any election by the Company would be subject to approval by the Treasury and appropriate federal bank regulatory agencies. The Company must elect by December 5, 2008 if it intends to opt-out of the Temporary Liquidity Guarantee Program. It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company and the U. S. and global financial markets.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. As of September 30, 2008, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $524,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income increased $811,000 or 32% to $3,319,000 or $0.30 per share for the quarter ended September 30, 2008, compared to $2,508,000 or $0.23 per share for the third quarter of 2007. The increase in net income during the third quarter 2008 compared with same quarter of 2007 was due to improvement across the major categories of the income statement including net interest income, non-interest income, lower provision for loan losses combined with relatively stable non-interest expense.

Net income for the first nine months of 2008 totaled 9,450,000 or $0.85 per share representing an increase of $2,820,000 or 43% over the $6,630,000 or $0.60 per share recorded in the nine months ended September 30, 2007. The increase in net income during the nine months ended September 30, 2008 compared with the same period of 2007 was attributable to improvement in net interest income, non-interest income and expense, and a modestly lower provision for loan losses.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds. The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months		Change from
	Ended September 30,		Prior Period
	2008	2007	Amount	Percent
Interest Income (T/E)	$16,879	$18,770	$(1,891)	(10.1)%
Interest Expense	6,283	8,907	(2,624)	(29.5)%
Net Interest Income (T/E)	$10,596	$9,863	733	7.4%

Net interest income increased $715,000 or 7% (an increase of $733,000 or 7% on a tax-equivalent basis) for the quarter ended September 30, 2008 compared with the same quarter of 2007. The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the third quarter 2008 was 3.89% compared to 3.78% for the third quarter of 2007. The yield on earning assets totaled 6.19% during the quarter ended September 30, 2008 compared to 7.18% in the same period of 2007 while the cost of funds (expressed as a percentage of average earning assets) totaled 2.30% during 2008 compared to 3.40% in 2007.

Average earning assets totaled approximately $1.086 billion for the quarter ended September 30, 2008 compared with $1.038 billion for the quarter ended September 30, 2007. During the third quarter of 2008, average loans outstanding totaled $889.2 million, an increase of $25.8 million or 3%, compared to the $863.4 million in average loans outstanding during the third quarter of 2007. Average commercial and agricultural loans totaled $651.4 million, an increase of $42.6 million or 7% during the quarter ended September 30, 2008 compared with the same quarter of the prior year. Average residential mortgage loans and consumer loans totaled $237.8 million during the quarter ended September 30, 2008 representing a decline of $16.8 million or 7% over 2007.

	Nine Months		Change from
	Ended September 30,		Prior Period
	2008	2007	Amount	Percent
Interest Income (T/E)	$51,741	$54,386	$(2,645)	(4.9)%
Interest Expense	20,702	25,325	(4,623)	(18.3)%
Net Interest Income (T/E)	$31,039	$29,061	$1,978	6.8%

Net interest income increased $2,030,000 or 7% (an increase of $1,978,000 or 7% on a tax-equivalent basis) for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. The tax equivalent net interest margin for the nine months ended September 30, 2008 was 3.84% compared to 3.81% for the same period of 2007. The yield on earning assets totaled 6.41% during the nine months ended September 30, 2008 compared to 7.13% in the same period of 2007 while the cost of funds (expressed as a percentage of average earning assets) totaled 2.57% during 2008 compared to 3.32% in 2007.

Average earning assets totaled approximately $1.077 billion for the nine months ended September 30, 2008 compared with $1.019 billion for the nine months ended September 30, 2007. During the first nine months of 2008, average loans outstanding totaled $876.7 million, an increase of $44.1 million or 5%, compared to the $832.6 million in average loans outstanding during the first nine months of 2007. Average commercial and agricultural loans totaled $633.1 million, an increase of $51.4 million or 9% during the nine months ended September 30, 2008 compared with the same period of the prior year. Average residential mortgage loans and consumer loans totaled $243.6 million during the nine months ended September 30, 2008 representing a decrease of $7.3 million or 3% over the same period of 2007.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. The provision for loan loss totaled $838,000 during the quarter ended September 30, 2008, representing a decrease of $103,000 from the third quarter 2007 provision of $941,000. During the third quarter of 2008, the annualized provision for loan loss represented 0.38% of average loans outstanding compared with 0.44% on an annualized basis of average loans outstanding during the third quarter of 2007.

The provision for loan loss totaled $3,116,000 during the nine months ended September 30, 2008, representing a decline of $128,000 from the nine months ended September 30, 2007 provision of $3,244,000. During the nine months ended September 30, 2008, the annualized provision for loan loss represented 0.47% of average loans outstanding compared with 0.52% on an annualized basis of average loans outstanding during the nine months ended September 30, 2007.

Net charge-offs totaled $1,333,000 or 0.60% on an annualized basis of average loans outstanding during the three months ended September 30, 2008 compared with $662,000 or 0.31% on an annualized basis of average loans outstanding during the same period of 2007. During the third quarter of 2008, one single commercial credit charge-off totaled $1.2 million and represented 54 basis points of average loans for the quarter ended September 30, 2008. The charge-off amount for this credit was fully provided for in prior periods. In addition, this commercial credit was moved to other real estate owned during the third quarter 2008 and has subsequently been sold in the fourth quarter 2008 with no additional loss associated with the property.

Net charge-offs totaled $1,802,000 or 0.27% on an annualized basis of average loans outstanding during the nine months ended September 30, 2008 compared with $2,318,000 or 0.37% on an annualized basis of average loans outstanding during the same period of 2007. The higher level of net charge-offs during the nine months ended September 30, 2007, was primarily attributable to the charge-off related to a single large commercial credit facility that occurred during the first half of 2007.

The provisions for loan losses made during the quarter ended September 30, 2008 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the third quarter of 2008, non-interest income totaled $4,324,000 representing an increase of $316,000 or 8% over the third quarter of 2007. During the nine months ended September 30, 2008, non-interest income totaled $13,849,000 representing an increase of $1,664,000 or 14% over the same period of 2007.

Deposit service charges and fees totaled $1,293,000 during the quarter ended September 30, 2008 representing an increase of $171,000 or 15% over the same period of 2007. Deposit service charges and fees totaled $3,721,000 during the nine months ended September 30, 2008 representing an increase of $567,000 or 18% over the same period of 2007. The increase was attributable to a combination of increased gross fees and a reduced level of refunded and waived fees.

During the third quarter of 2008, insurance commission and fees totaled $1,402,000 which is an increase of $53,000 or 4% compared to the third quarter of 2007. During the nine month period ended September 30, 2008, insurance commission and fees totaled $4,612,000 which is an increase of $218,000 or 5% compared to 2007. The increase was attributable to an increase of $316,000 in contingency revenue during the first half of 2008 compared with the first half of 2007.

During the quarter ended September 30, 2008, the net gain on sale of residential loans totaled $330,000, an increase of $118,000 or 56% over the gain recognized in the quarter ended September 30, 2007. The increase was attributable to higher levels of residential loan sales which totaled $23.7 million in the third quarter of 2008, compared to $17.6 million in the same period of 2007 combined with a higher margin on the loans sold. During the nine months ended September 30, 2008, the net gain on sale of residential loans totaled $1,058,000, an increase of $513,000 or 94% over the gain of $545,000 recognized in the nine months ended September 30, 2007. The increase was attributable to higher levels of residential loan sales which totaled $84.4 million in the first nine months of 2008, compared to $45.2 million in the same period of 2007.

The Company recognized a net loss on securities of $106,000 in the third quarter of 2008. The Company sold approximately $18 million of agency mortgage related securities at a gain of $244,000 during the third quarter 2008. Also, during the quarter ended September 30, 2008, the Company recognized an other-than-temporary impairment expense of $350,000 on its portfolio of non-controlling investments in other banking organizations. The Company has no investments in agency preferred securities.

The Company recognized a net gain on securities of $179,000 in the nine months ended September 30, 2008. The Company sold approximately $34 million of agency mortgage related securities at a gain of $433,000 during the nine months ended 2008. In addition, the Company recognized a gain of $96,000 on the mandatory redemption on a portion of VISA stock acquired as part of the initial public offering of VISA, Inc. These gains were partially offset by the other-than-temporary impairment expense of $350,000 on its portfolio of non-controlling investments in other banking organizations recognized during the third quarter of 2008.

Non-interest Expense:

During the quarter ended September 30, 2008, non-interest expense totaled $9,159,000, an increase of $35,000 or less than 1% from the same period of 2007. During the nine months ended September 30, 2008, non-interest expense totaled $27,492,000, a decline of $576,000 or 2% from the same period of 2007.

Salaries and benefits totaled $5,225,000 in the quarter ended September 30, 2008 representing a decline of $170,000 or 3% from the same quarter of 2007. Salaries and benefits totaled $15,670,000 in the nine months ended September 30, 2008 representing a decline of $782,000 or 5% from the same period of 2007. The decline was largely attributable to a decrease of approximately 24 full time equivalent employees (“FTE”), or 6% of total FTEs, and 29 full-time equivalent employees, or 7% of total FTEs, during the three and nine months ended September 30, 2008 compared with the same periods of 2007. The decline in salaries and benefits was also achieved while the company recognized $196,000 and $662,000 for post-retirement benefits for employees that were accrued as part of the Company’s formal review of effectiveness and efficiency during the three and nine months ended September 30, 2008.

In the quarter ended September 30, 2008, occupancy and furniture and equipment expense totaled $1,408,000, an increase of $79,000 or 6% compared to the quarter ended September 30, 2007. During the nine months ended September 30, 2008, occupancy and furniture and equipment expense totaled $4,278,000, an increase of $251,000 or 6% compared to the nine months ended September 30, 2007. The increases were largely attributable to higher levels of furniture, fixtures and equipment depreciation.

Professional fees increased $108,000 or 42% during the third quarter of 2008 and $372,000 or 37% during the nine months ended September 30, 2008, compared with the same periods of 2007. The increases were due primarily to professional fees associated with the Company’s formal review of effectiveness and efficiency.

Other operating expenses increased $18,000 or 1% during the third quarter of 2008 and declined $637,000 or 14% during the nine months ended September 30, 2008, compared with the same periods of 2007. During the nine months ended September 30, 2008, collection costs declined by $225,000, respectively, as compared with the same periods of 2007. The decline was largely due to an elevated level in 2007 related to the resolution of a single large non-performing commercial credit facility during the first half of 2007. During the nine months ended September 30, 2008, losses related to fraudulent ATM/debit card transactions decreased by $90,000 compared with the same period of 2007; however, during the third quarter of 2008 these types of losses increased by $79,000 over the same period of 2007.

Income Taxes:

The Company’s effective income tax rate approximated 30.5% during the three months ended September 30, 2008 compared with 31.7% during the same period of 2007. The Company’s effective income tax rate approximated 31.9% during the nine months ended September 30, 2008 compared with 30.0% during the same period of 2007. The effective tax rate in both 2008 and 2007 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at September 30, 2008 increased $46.9 million to $1.179 billion compared with $1.132 billion in total assets at December 31, 2007. Cash and cash equivalents increased $10.9 million to $38.8 million at September 30, 2008 compared with $27.9 million at year-end 2007. This increase was largely attributable to an increase in deposits during 2008. Securities available-for-sale and held-to-maturity remained relatively stable declining $1.4 million to $151.4 million at September 30, 2008 compared with $152.8 million at year-end 2007. Accrued interest receivable and other assets increased $18.1 million to $32.6 million at September 30, 2008 compared with $14.5 million at year-end 2007. This increase, along with the stable comparison of securities, was attributable to the sale of and subsequent reclassification to accounts receivable from securities available-for-sale of approximately $18 million of agency mortgage related securities that settled early in the fourth quarter of 2008. The proceeds from the sale settlement have been subsequently reinvested back into the securities available-for-sale portfolio during the fourth quarter of 2008.

Loans, net of unearned income, increased $19.1 million to $886.8 million at September 30, 2008 compared to $867.7 million at December 31, 2007. Commercial and industrial loans increased $42.4 million or 9%, agricultural based loans decreased $8.5 million or 5%, consumer loans decreased $3.0 million or 2% and residential mortgage loans declined $12.5 million or 11% during the nine months ended September 30, 2008.

Total Deposits at September 30, 2008, increased $29.0 million to $906.4 million compared with $877.4 million in total deposits at December 31, 2007. Demand, savings, and money market accounts increased $78.2 million while time deposits decreased $49.2 million. FHLB Advances and other borrowings increased $13.7 million to $157.9 million at September 30, 2008 compared to $144.2 million at year-end 2007.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007
Non-accrual Loans	$7,385	$4,356
Past Due Loans (90 days or more)	34	8
Restructured Loans	—	—
Total Non-performing Loans	7,419	4,364
Other Real Estate	3,757	1,517
Total Non-performing Assets	$11,176	$5,881

Non-performing Loans to Total Loans	0.84%	.50%
Allowance for Loan Loss to Non-performing Loans	126.14%	184.33%

The Company’s level of overall non-performing assets increased by approximately $5.3 million and non-performing loans increased by approximately $3.1 million during the nine months ended September 30, 2008. Other real estate increased $2.2 million during the nine months ended September 30, 2008 with the majority of the increase in other real estate related to a single commercial real estate property which was originally a participation loan in which the Company was a 53% participant in a newly constructed apartment complex. This property was acquired through foreclosure in the third quarter of 2008. The Company’s balance at September 30, 2008 in other real estate related to this property was $1.7 million after a partial charge-off of $1.2 million. The property has been subsequently sold in fourth quarter of 2008 with no additional loss associated with the property.

The Company’s level of non-performing loans increased by approximately $3.1 million to $7.4 million during the nine months ended September 30, 2008. This level of non-performing loans represents 0.84% of total loans outstanding at September 30, 2008, an increase from 0.50% as of year-end 2007. The increase in non-performing loans was primarily related to commercial credits that each totaled less than $1.0 million.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2008.

At September 30, 2008, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	September 30,	December 31,
	Purposes	2008	2007

Leverage Ratio	4.00%	7.52%	7.41%
Tier 1 Capital to Risk-adjusted Assets	4.00%	9.10%	8.69%
Total Capital to Risk-adjusted Assets	8.00%	11.11%	10.63%

As of September 30, 2008, shareholders’ equity increased by $3.9 million to $101.0 million compared with $97.1 million at year-end 2007. The increase in shareholders’ equity was attributable to an increase of $4.5 million in retained earnings and a decline of $584,000 in accumulated other comprehensive income. Shareholders’ equity represented 8.6% of total assets at September 30, 2008 and at December 31, 2007. Shareholders’ equity included $13.0 million of goodwill and other intangible assets at September 30, 2008, compared to $13.7 million of goodwill and other intangible assets at December 31, 2007.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $10.8 million during the nine months ended September 30, 2008 ending at $38.8 million. During the nine months ended September 30, 2008, operating activities resulted in net cash outflows of $3.3 million. Investing activities resulted in net cash outflows of $23.9 million during the nine months ended September 30, 2008 due primarily to growth in the Company’s loan portfolio. Financing activities resulted in net cash inflows for the period ended September 30, 2008 of $38.0 million due primarily to growth of deposits of $29.0 million and growth in borrowed funds of $13.7 million offset partially by a net cash outflow of $4.6 million in dividends paid to shareholders.

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

The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings under a credit facility established with JPMorgan Chase Bank, N.A. (the “Lender”). On September 30, 2008, the Company and Lender executed and delivered to each other an amendment to the Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated December 29, 2006, as previously amended in September 2007 (as amended, the "Loan Agreement") between the Lender and the Company. Pursuant to this 2008 amendment, the Company's revolving line of credit established by the Loan Agreement (which was to have expired and become due September 30, 2008) was extended through September 30, 2009. The amount of the credit available to the Company under the revolving line of credit is $10 million under the terms of the Loan Agreement. In addition, the interest rate payable by the Company to the Lender in respect of LIBOR-based advances under the Loan Agreement is LIBOR plus 165 basis points, and the Loan Agreement includes a provision for a non-refundable fee on the unused portion of the maximum amount available under the line of credit of 35 basis points per annum, due quarterly in arrears.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s plans to participate, or to not participate, in the TARP Capital Purchase Plan or Temporary Liquidity Guarantee Program (or both), or the financial or other impacts of any such participation; plans to increase its operating effectiveness upon future non-interest income and non-interest expense: the Company’s net interest income or net interest margin; its adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; tax estimates and recognition; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in this Item 2 list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; of the possibility that the Company may acquire other businesses or intangible customer relationships of other companies and the costs of integrations of such acquired businesses and intangible customer relationships; the introduction, withdrawal, success, and timing of business initiatives and strategies, including asset/liability management strategies; changes in customer borrowing, repayment, investment, and deposit practices; changes in fiscal, monetary, and tax policies; changes in financial and capital markets including those arising from the continuing uncertainties commonly associated with the mortgage-backed securities markets and the auction-rate securities markets, the financial stability of bond insurers, and the unknown impact upon the financial and credit markets of the exercise by the Treasury of its authority under the EESA; the possibility of a recession or other adverse change in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; the impact, extent and timing of technological changes; possible future capital management activities that the Company may utilize, including possible future sales or repurchases or redemptions by the Company of debt or equity securities issued by it or that it may issue, under the TARP Capital Purchase Program or the Temporary Liquidity Guarantee Program (or both) or otherwise; actions of the Federal Reserve Board; actions of the Treasury and the Federal Deposit Insurance Corporation under the EESA and the Federal Deposit Insurance Act, and other legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2007, and its Quarterly Report on Form 10-Q for its quarters ended March 31, 2008, and June 30, 2008, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of September 30, 2008

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	$138,141	-6.57%	12.02%	(48	) b.p.
Base	147,853	—	12.50%	—
-2%	141,732	-4.14%	11.75%	(75	) b.p.

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

Item 4. Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended September 30, 2008.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs	(1)
7/1/08 – 7/31/08	—	—	—	272,789
8/1/08 – 8/31/08	—	—	—	272,789
9/1/08 – 9/30/08	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2008 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the nine months ended September 30, 2008.

Item 6.  Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 6, 2008	By/s/Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date: November 6, 2008	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
10.1
Second Amendment dated September 30, 2008, to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc.

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