Form 10-K
period 2008-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2009-03-03
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-11244

GERMAN AMERICAN BANCORP, INC.

 (Exact name of registrant as specified in its charter)

INDIANA	35-1547518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Main Street, Box 810, Jasper, Indiana	47546
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (812) 482-1314

Securities registered pursuant to Section 12 (b) of the Act
Title of Each Class	Name of each exchange on which registered
Common Shares, No Par Value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☑ No

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $119,841,000.  This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of February 24, 2009, there were outstanding 11,030,288 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 14, 2009, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2008

Table of Contents

PART I

Item 1.	Business	3-7

Item 1A.	Risk Factors	8-11

Item 1B.	Unresolved Staff Comments	11

Item 2.	Properties	11

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12-13

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-30

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 8.	Financial Statements and Supplementary Data	31-65

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66

Item 9A.	Controls and Procedures	66

Item 9B.	Other Information	66

PART III

Item 10.	Directors and Executive Officers of the Registrant	67

Item 11.	Executive Compensation	67

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67-68

Item 13.	Certain Relationships and Related Transactions	68

Item 14.	Principal Accountant Fees and Services	68

PART IV

Item 15.	Exhibits and Financial Statement Schedules	69

SIGNATURES		70

INDEX OF EXHIBITS		71-73

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

PART I

Item 1. Business.

General.

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana.  The Company’s Common Stock is traded on NASDAQ’s Global Select Market under the symbol GABC.  The principal subsidiary of German American Bancorp, Inc., is its banking subsidiary, German American Bancorp, which operates through 28 retail banking offices in the ten contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Monroe, Perry, Pike, and Spencer.  German American Bancorp, Inc., also owns a trust, brokerage, and financial planning subsidiary, which operates from the banking offices of the bank subsidiary and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

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

Employees.

At February 28, 2009 the Company and its subsidiaries employed approximately 342 full-time equivalent employees.  There are no collective bargaining agreements, and employee relations are considered to be good.

Regulation and Supervision.

The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is required to file with the FRB annual reports and such additional information as the FRB may require.  The FRB may also make examinations or inspections of the Company. Under FRB policy, the Company is expected to act as a source of financial strength to its bank subsidiary, and to commit resources to support that subsidiary, even in circumstances where the Company might not do so absent such an FRB policy.

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

Under the BHC Act, certain well-managed and well-capitalized bank holding companies may elect to be treated as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature.  These activities include underwriting; dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking. Banks may also engage through financial subsidiaries in certain of the activities permitted for financial holding companies, subject to certain conditions.  The Company has not elected to become a financial holding company and its subsidiary bank has not elected to form financial subsidiaries.

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

The Company and its bank subsidiary are required by law to maintain minimum levels of capital.  These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios.  The Company and its bank subsidiary each exceeded the minimum required capital levels for each measure of capital adequacy as of December 31, 2008.  See Note 9 to the Company's consolidated financial statements that are presented in Item 8 of this Report, which Note 9 is incorporated herein by reference.

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991.  The category to which the most highly capitalized institutions are assigned is termed “well-capitalized.”  Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or “core”, capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order, or directive from its regulator relative to meeting and maintaining a specific capital level.  On December 31, 2008, the Company had a total risk-based capital ratio of 11.42%, a Tier 1 risk-based capital ratio of 9.37% (based on Tier 1 capital of $89,507,000 and total risk-weighted assets of $954,833,000), and a leverage ratio of 7.54%. The Company’s affiliate bank met all of the requirements of the “well-capitalized” category.  In addition the Company meets the requirements of the FRB to be considered a “well-capitalized” bank holding company.  Accordingly, the Company does not expect these regulations to significantly impact operations.

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

Federal Deposit Insurance Assessments.

The deposits of the Company’s bank subsidiary are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating.

Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank subsidiary.  Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.  Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, have in recent years paid minimal premiums for FDIC insurance. With the additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date.  For 2008, the Company’s subsidiary bank utilized the credits to offset a majority of its 2007 FDIC insurance assessment.

For 2007 and 2008, the Company’s subsidiary bank qualified for the best rating, Risk Category I.  For banks under $10 billion in total assets in Risk Category I, the 2007 and 2008 deposit assessment ranged from 5 to 7 basis points of total qualified deposits. The actual assessment is dependent upon certain risk measures as defined in the final rule.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013.  In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.

Under the FDIC's restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.

Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities (including Federal Home Loan Bank advances), lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

Either an increase in the Risk Category of the Company’s bank subsidiary or adjustments to the base assessment rates could result in a material increase in our expense for federal deposit insurance.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 1.14 basis points, or approximately .285 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

Recent Legislative and Regulatory Developments.

In response to unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”).  Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”).  On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary's authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that an extension is necessary, provided that his authority may not be extended beyond October 3, 2010.

EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008.  EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). The final rule was adopted on November 21, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks of 31 days or greater, thrifts, and certain holding companies, and by providing full deposit insurance coverage of all transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary.  Participating institutions are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution's current insurance assessment in order to fully cover all transaction accounts.  The Company’s bank subsidiary elected to participate in both parts of the TLGP.

Status of the Company's Opportunity to Obtain Additional Equity Capital Under EESA.

In November 2008, the Company applied to participate in the CPP.  By letter dated January 26, 2009, the Treasury Department advised the Company that the application had been accepted, and the Treasury Department offered to invest up to $25 million in newly issued shares of preferred stock of the Company under the terms and conditions of the CPP.  As part of its investment, the Treasury Department also would receive warrants to purchase common stock of the Company having an aggregate market price of 15% of the investment amount.  Under the terms of the Company's approval to participate in the CPP, the Company was required to close upon the investment transaction within 30 days of the date of the January 26 letter.

During the thirty-day closing period established by the Treasury Department letter, the Company's Board of Directors authorized a special committee of the Board to further evaluate not only the possible CPP investment plan but also an alternative plan to augment the Company's regulatory capital.  After further evaluation, the special committee determined that proceeding with an alternative capital plan was in the best interests of the Company and that the Company should defer taking any action to close upon the financing available to it under the CPP.  Accordingly, the Company on February 20, 2009 requested that the Treasury Department indefinitely postpone the Company's closing under the CPP.  The Company’s Board of Directors on March 2, 2009, ratified the committee’s determination to postpone the closing of the CPP financing, and determined that the Company should decline participation in the CPP and should advise the Treasury Department that it was withdrawing its CPP application. On March 3, 2009, the Company advised the Treasury Department to this effect.

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

Forward-Looking Statements and Associated Risks.

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future.  These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. All statements other than statements of historical fact included in this report, including statements regarding our financial position, business strategy and the plans and objectives of our management for future operations, are forward-looking statements.  When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to us or our management, identify forward-looking statements.

Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management, and are subject to risks, uncertainties, and other factors.

Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement.  The discussions in Item 1A, “Risk Factors,” and in Item 7 of this Form 10-K, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements.  Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but not limited to:

•	the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates;

•	changes in competitive conditions;

•	the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

•	changes in customer borrowing, repayment, investment and deposit practices;

•	changes in fiscal, monetary and tax policies;

•	changes in financial and capital markets;

•	continued deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration;

•	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities;

•	factors driving impairment charges on investments;

•	the impact, extent and timing of technological changes;

•	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

•	actions of the Federal Reserve Board;

•	changes in accounting principles and interpretations;

•
actions of the Department of the Treasury and the Federal Deposit Insurance Corporation under the EESA and the Federal Deposit Insurance Act and other legislative and regulatory actions and reforms; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company.  Readers are cautioned not to place undue reliance on these forward-looking statements.  It is intended that these forward-looking statements speak only as of the date they are made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1A. Risk Factors.

While we have a history of profitability and operate with capital that exceeds the requirements of bank regulatory agencies, the financial services industry in which we operate has been adversely affected by the current economic emergency conditions.  Further, an investment in our common stock (like an investment in the equity securities of any business enterprise) is subject to other investment risks and uncertainties.  The following describes some of the principal risks and uncertainties to which our industry in general, and we and our assets and businesses specifically, are subject; other risks are briefly identified in our cautionary statement that is included under the heading “Forward-Looking Statements and Associated Risks” in Part I, Item 1, “Business.”  Although we seek ways to manage these risks and uncertainties and to develop programs to control those that we can, we ultimately cannot predict the future.  Future results may differ materially from past results, and from our expectations and plans.

Risks Related to the Financial Services Industry Including Recent Market, Legislative and Regulatory Events

Difficult national market conditions have adversely affected our industry.

Declines in the housing market over the past few years, falling home prices and increasing foreclosures, unemployment and under-employment have negatively impacted the credit performance of loans that were related to real estate and resulted in significant write-downs of asset values by many financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have on a national basis generally led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity.   These conditions can place downward pressure on the credit worthiness of bank customers and their inclinations to borrow.  A continued or worsening disruption and volatility could negatively impact customers' ability to seek new loans or to repay existing loans.  The personal wealth of many borrowers and guarantors could be negatively impacted by the recent severe market declines.   To date, the impact of these adverse conditions in the primary market areas of Southern Indiana that we serve has generally not been as severe as in other areas of Indiana and the United States.  If current levels of market disruption and volatility worsen in our primary service areas, however, we could experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

The U.S. Treasury and banking regulators are implementing a number of programs under the Emergency Economic Stabilization Act of 2008 and otherwise to address capital and liquidity issues in the banking system.  There can be no assurance as to the actual impact that these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit.  We may be required to pay higher FDIC premiums than those published for 2009 because market developments have impacted the deposit insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  See Part I, Item 1,  “Business — Federal Deposit Insurance Assessments," for more information.

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

Additional Risks Related to Our Operations and Business and Financial Strategies

If our actual loan losses exceed our estimates, our earnings and financial condition will be impacted.

A significant source of risk for any bank or other enterprise that lends money arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail (because of financial difficulties or other reasons) to perform in accordance with the terms of their loan agreements.  In our case, we originate many loans that are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans, due to adverse changes in collateral values caused by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate and other external events.

We could be adversely affected by changes in interest rates.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the monetary policies of the Board of Governors of the Federal Reserve System.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our success is tied to the economic vitality of our Southern Indiana markets.

We conduct business from offices that are exclusively located in ten contiguous counties of Southern Indiana, from which substantially all of our customer base is drawn.  Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area.   To date, the impact of the nation's adverse economic conditions in the primary market areas of Southern Indiana  that we serve has generally not been as severe as in other areas of Indiana and the United States.  If current levels of market disruption and volatility worsen in our primary service areas, however, the quality of our loan portfolio, and the demand for our products and services, could be adversely affected, and this could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We face substantial competition.

The banking and financial services business in our markets is highly competitive. We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets.  In addition, new banks could be organized in our market area which might bid aggressively for new business to capture market share in these markets.   Developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity.  See also Part I, Item 1, of this report, “Business— Competition,” and “Business  —Regulation and Supervision.”

The manner in which we report our financial condition and results of operations may be affected by accounting changes.

Our financial condition and results of operations that are presented in our consolidated financial statements, accompanying notes to the consolidated financial statements, and selected financial data appearing in this report, are, to a large degree, dependent upon our accounting policies.  The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change, and the effect of any change in estimates or judgments that might be caused by future developments or resolution of uncertainties could be materially adverse to our reported financial condition and results of operations.  In addition, authorities that prescribe accounting principles and standards for public companies from time to time change those principles or standards or adopt formal or informal interpretations of existing principles or standards.  Such changes or interpretations (to the extent applicable to us) could result in changes that would be materially adverse to our reported financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of our lenders or market conditions were to change.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for investment securities has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients.  As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.   In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due us.

We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.

Competition for qualified employees and personnel in the financial services industry (including banking personnel, trust and investments personnel, and insurance personnel)  is intense and there are a limited number of qualified persons with knowledge of and experience in our local Southern Indiana markets.  Our success depends to a significant degree upon our ability to attract and retain qualified loan origination executives, sales executives for our trust and investment products and services, and sales executives for our insurance products and services.   We also depend upon the continued contributions of our management personnel, and in particular upon the abilities of our senior executive management, and the loss of the services of one or more of them could harm our business.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

We face risks associated with acquisitions or mergers.

We may pursue acquisition or merger opportunities in the future.  Risks commonly encountered in merger and acquisitions include, among other things, difficulty of integrating the operations, systems and personnel of acquired companies and branches; potential disruption of our ongoing business; potential diversion of our management's time and attention; potential exposure to unknown or contingent liabilities of the acquired or merged company; exposure to potential asset quality issues of the acquired or merged company; possible loss of key employees and customers of the acquired or merged company; difficulty in estimating the value of the acquired or merged company; and environmental liability with acquired loans, and their collateral, or with any real estate.  We may not be successful in overcoming these risks or any other problems encountered in connection with mergers or acquisitions.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties (including liabilities for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination), or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2008 to a vote of security holders, by solicitation of proxies or otherwise.

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

		2008			2007
			Cash			Cash
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$12.90	$10.65	$0.140	$14.00	$12.12	$0.140
Third Quarter	$13.60	$11.00	$0.140	$14.09	$11.91	$0.140
Second Quarter	$13.23	$11.39	$0.140	$14.45	$13.10	$0.140
First Quarter	$13.29	$11.31	$0.140	$14.50	$13.22	$0.140
			$0.560			$0.560

The Common Stock was held of record by approximately 3,686 shareholders at February 10, 2009.

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

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group.  The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 2008, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period.  The companies comprising the Indiana Bank Peer Group for purposes of the December 2008 comparison were:  1st Source Corp., Community Bank Shares of IN, First Financial Corp., First Merchants Corp., Integra Bank Corp., Irwin Financial Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, Indiana Community Bancorp, Horizon Bancorp, Monroe Bancorp, and Tower Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization.  The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June.  The Company’s stock was included in the Russell 2000 through June 2005.  The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June.  The Company’s stock is currently included in the Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended December 31, 2008.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 2008	—	—	—	272,789
November 2008	—	—	—	272,789
December 2008	—	—	—	272,789

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2008 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2008.

Item 6.  Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data).

	2008	2007	2006	2005	2004
Summary of Operations:
Interest Income	$67,845	$72,261	$63,594	$50,197	$47,710
Interest Expense	26,908	33,646	27,398	17,984	16,471
Net Interest Income	40,937	38,615	36,196	32,213	31,239
Provision for Loan Losses	3,990	3,591	925	1,903	2,015
Net Interest Income after Provision
For Loan Losses	36,947	35,024	35,271	30,310	29,224
Non-interest Income	18,210	15,704	15,993	14,502	9,620
Non-interest Expense	36,716	37,221	37,059	31,756	30,609
Income before Income Taxes	18,441	13,507	14,205	13,056	8,235
Income Tax Expense	5,638	4,102	3,984	3,335	996
Net Income	$12,803	$9,405	$10,221	$9,721	$7,239

Year-end Balances:
Total Assets	$1,190,828	$1,131,710	$1,093,424	$946,467	$942,094
Total Loans, Net of Unearned Income	890,436	867,721	796,259	651,956	629,793
Total Deposits	941,750	877,421	867,618	746,821	750,383
Total Long-term Debt	105,608	86,786	68,333	66,606	69,941
Total Shareholders’ Equity	105,174	97,116	92,391	82,255	83,669

Average Balances:
Total Assets	$1,174,583	$1,114,140	$1,029,838	$925,851	$927,528
Total Loans, Net of Unearned Income	880,630	840,849	715,260	634,526	622,240
Total Deposits	922,137	889,736	814,440	730,220	731,467
Total Shareholders’ Equity	99,711	93,677	88,451	84,479	82,558

Per Share Data (1):
Net Income	$1.16	$0.85	$0.93	$0.89	$0.66
Cash Dividends	0.56	0.56	0.56	0.56	0.56
Book Value at Year-end	9.54	8.81	8.39	7.73	7.68

Other Data at Year-end:
Number of Shareholders	3,684	3,647	3,438	3,494	3,219
Number of Employees	348	371	397	367	372
Weighted Average Number of Shares (1)	11,029,519	11,009,536	10,994,739	10,890,987	10,914,622

Selected Performance Ratios:
Return on Assets	1.09%	0.84%	0.99%	1.05%	0.78%
Return on Equity	12.84%	10.04%	11.56%	11.51%	8.77%
Equity to Assets	8.83%	8.58%	8.45%	8.69%	8.88%
Dividend Payout	48.25%	65.65%	60.29%	62.83%	84.46%
Net Charge-offs to Average Loans	0.29%	0.32%	0.50%	0.26%	0.24%
Allowance for Loan Losses to Loans	1.07%	0.93%	0.90%	1.42%	1.40%
Net Interest Margin	3.82%	3.83%	3.96%	3.92%	3.86%

(1)	Share and Per Data excludes the dilutive effect of stock options.

Year to year financial information comparability is affected by the purchase accounting treatment for mergers and acquisitions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC.  The principal subsidiary of German American Bancorp, Inc., is its banking subsidiary, German American Bancorp, which operates through 28 retail banking offices in the ten contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Monroe, Perry, Pike, and Spencer.  German American Bancorp, Inc., also owns a trust, brokerage, and financial planning subsidiary, which operates from the banking offices of the bank subsidiary, and full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

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

The information in this Management’s Discussion and Analysis is presented as an analysis of the major components of the Company’s operations for the years 2006 through 2008 and its financial condition as of December 31, 2008 and 2007.  This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”).  Financial and other information by segment is included in Note 16 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW

The Company’s net income increased $3,398,000 or 36% to $12,803,000 or $1.16 per share in 2008 compared to $9,405,000 or $0.85 per share in 2007.  The Company’s strong annual operating performance during 2008 was driven by successive record quarterly earnings in each quarter of 2008.  Current year earnings were positively affected by increases within the Company’s net interest income and non-interest income and a modestly lower level of non-interest expenses.  The improvement in the level of net interest income was largely attributable to balance sheet growth which included loan growth of approximately 3% and deposit growth of 7%.  The Company experienced 16% growth in non-interest income while lowering non-interest expense by 1% during 2008 compared with 2007.  The reduction in non-interest expense was attributable to a 4% reduction in salaries and employee benefit expense attributable to a decrease of approximately 7% of full-time equivalent employees during 2008.  This reduction in staffing levels was principally due to actions taken as a result of the Company’s previously-announced formal review of operating effectiveness and efficiency.  Management believes that this decrease in staffing levels in relation to current operations is sustainable and therefore will be of continuing benefit to earnings in future years.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other-than-temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.  As of December 31, 2008, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $323,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income increased $3,398,000 or 36% to $12,803,000 or $1.16 per share in 2008 compared to $9,405,000 or $0.85 per share in 2007.  The increase in earnings in 2008 compared with 2007 was attributable to improvement in net interest income, non-interest income, and non-interest expense, partially offset by a higher provision for loan losses.

Net income declined $816,000 or 8% to $9,405,000 or $0.85 per share in 2007 compared to $10,221,000 or $0.93 per share in 2006.  The decline in earnings during 2007 compared with 2006 was largely the result of an increase in the provision for loan losses.  Partially mitigating the increased provision was an increase in net interest income.

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

Net interest income increased $2,322,000 or 6% (an increase of $2,320,000 or 6% on a tax-equivalent basis) for the year ended 2008 compared with 2007.  The increase in net interest income was primarily attributable to an increased level of average earning assets for the year ended 2008 compared with 2007.  Average earning assets totaled $1.086 billion during 2008 compared with $1.023 billion during 2007. During 2008, average loans outstanding totaled $880.6 million, an increase of $39.8 million or 5%, compared to the $840.8 million in average loans outstanding during 2007.  Average commercial and agricultural loans totaled $639.4 million, an increase of $50.4 million or 9% during 2008 compared with 2007.  Average residential mortgage loans and consumer loans totaled $241.2 million during 2008 representing a decline of $10.6 million or 4% from 2007.

For 2008, the net interest margin remained relatively stable at 3.82% compared to 3.83% during 2007.  Net interest margin is tax equivalent net interest income expressed as a percentage of average earning assets.  The Company’s yield on earning assets totaled 6.30% compared with a cost of funds (expressed as a percentage of average earning assets) of 2.48% netting to a net interest margin of 3.82% for the year ended December 31, 2008.  The Company’s yield on earning assets was 7.12% compared with a cost of funds of 3.29% netting to a net interest margin of 3.83% for the year ended December 31, 2007.

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

For 2007, the net interest margin decreased to 3.83% compared to 3.96% during 2006.  The Company’s yield on earning assets totaled 7.12% compared with a cost of funds of 3.29% netting to a net interest margin of 3.83% for the year ended December 31, 2007.  The Company’s yield on earning assets was 6.87% compared with a cost of funds of 2.91% netting to a net interest margin of 3.96% for the year ended December 31, 2006.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.  For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis / dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2008			December 31, 2007			December 31, 2006

	Principal	Income /	Yield /	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Federal Funds Sold and Other
Short-term Investments	$35,065	$593	1.69%	$9,626	$478	4.96%	$10,971	$545	4.97%

Securities:
Taxable	152,709	8,007	5.24%	149,108	6,992	4.69%	174,007	7,763	4.46%
Non-taxable	18,061	1,164	6.44%	23,913	1,423	5.95%	41,312	2,721	6.59%
Total Loans and Leases (2)	880,630	58,669	6.66%	840,849	63,958	7.61%	715,260	53,621	7.50%

TOTAL INTEREST
EARNING ASSETS	1,086,465	68,433	6.30%	1,023,496	72,851	7.12%	941,550	64,650	6.87%

Other Assets	97,275			98,389			97,570
Less: Allowance for Loan Losses	(9,157)			(7,745)			(9,282)

TOTAL ASSETS	$1,174,583			$1,114,140			$1,029,838

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$212,467	$3,440	1.62%	$153,033	$3,280	2.14%	$140,786	$2,625	1.86%
Savings Deposits	209,593	3,407	1.63%	177,001	4,858	2.74%	174,095	4,263	2.45%
Time Deposits	359,115	14,365	4.00%	425,878	19,151	4.50%	369,800	14,441	3.91%
FHLB Advances and
Other Borrowings	138,887	5,696	4.10%	117,084	6,357	5.43%	113,559	6,069	5.34%

TOTAL INTEREST-BEARING
LIABILITIES	920,062	26,908	2.92%	872,996	33,646	3.85%	798,240	27,398	3.43%

Demand Deposit Accounts	140,962			133,824			129,759
Other Liabilities	13,848			13,643			13,388
TOTAL LIABILITIES	1,074,872			1,020,463			941,387

Shareholders’ Equity	99,711			93,677			88,451

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$1,174,583			$1,114,140			$1,029,838

NET INTEREST INCOME		$41,525			$39,205			$37,252

NET INTEREST MARGIN			3.82%			3.83%			3.96%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $127, $806, and $1,727 for 2008, 2007, and 2006, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2008 compared to 2007			2007 compared to 2006
	Increase / (Decrease) Due to (1)			Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$597	$(482)	$115	$(67)	$—	$(67)
Taxable Securities	172	843	1,015	(1,153)	382	(771)
Non-taxable Securities	(370)	111	(259)	(1,056)	(242)	(1,298)
Loans and Leases	2,922	(8,211)	(5,289)	9,542	795	10,337
Total Interest Income	3,321	(7,739)	(4,418)	7,266	935	8,201

Interest Expense:
Savings and Interest-bearing Demand	1,921	(3,212)	(1,291)	344	906	1,250
Time Deposits	(2,808)	(1,978)	(4,786)	2,356	2,354	4,710
FHLB Advances and Other Borrowings	1,059	(1,720)	(661)	190	98	288
Total Interest Expense	172	(6,910)	(6,738)	2,890	3,358	6,248

Net Interest Income	$3,149	$(829)	$2,320	$4,376	$(2,423)	$1,953

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

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses.  Provisions for loan losses totaled $3,990,000, $3,591,000, and $925,000 in 2008, 2007, and 2006, respectively.

The level of provision increased by $399,000 or 11% in 2008 compared with 2007.  The increase in provision was largely attributable to an increased level of non-performing loans in 2008 and overall growth in the Company’s loan portfolio.  The level of provision for loan losses totaled 0.45% of average outstanding loans during 2008 while net charge-offs represented 0.29% of average loans outstanding during 2008.  Accordingly, the Company’s allowance for loan losses increased to 1.07% of total loans at year-end 2008 compared with 0.93% at year-end 2007.

The increased level of provision for loan losses during 2007 compared with 2006 was largely attributable to a write-down of a single non-performing credit facility secured by two hotel properties and growth within the Company’s loan portfolio.  An additional contributing factor to the elevated levels of provision during the year ended December 31, 2007 compared with 2006 was the settlement of a large non-performing credit in 2006.  The specific allocation to this credit as of year end 2005 exceeded the level of charge-off actually incurred during 2006 by approximately $450,000.

Provisions for loan losses in all periods were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Refer also to the sections entitled CRITICAL ACCOUNTING POLICIES AND ESTIMATES and “RISK MANAGEMENT – Lending and Loan Administration” for further discussion of the provision and allowance for loan losses.

NON-INTEREST INCOME

During 2008, Non-interest Income increased $2,506,000 or 16% compared with 2007.  The increase was realized in all categories with the exception of Trust and Investment Product Fees.  During 2007, Non-interest Income declined $289,000 or 2% compared with 2006.  The decline was primarily attributable to Net Gain (Loss) on Securities largely offset by increases in Trust and Investment Product Fees, Service Charges on Deposit Accounts, and Insurance Revenues.
				% Change From
Non-interest Income (dollars in thousands)	Years Ended December 31,			Prior Year
	2008	2007	2006	2008		2007
Trust and Investment Product Fees	$2,288	$2,590	$2,210	(12)%		17%
Service Charges on Deposit Accounts	4,920	4,361	3,901	13		12
Insurance Revenues	6,306	5,794	5,094	9		14
Other Operating Income	3,203	2,817	2,920	14		(4)
Subtotal	16,717	15,562	14,125	7		10
Net Gains on Sales of Loans and Related Assets	1,399	822	917	70		(10)
Net Gain (Loss) on Securities	94	(680)	951	n/m	(1)	n/m (1)
TOTAL NON-INTEREST INCOME	$18,210	$15,704	$15,993	16		(2)

(1)     n/m = not meaningful

Trust and Investment Product Fees totaled $2,288,000 during the year ended December 31, 2008 representing a decline of $302,000 or 12% from 2007, while Trust and Investment Product Fees increased $380,000 or 17% during 2007 as compared to 2006.  These changes were driven by varying levels of brokerage commission revenue.

Service Charges on Deposit Accounts totaled $4,920,000 during the year ended December 31, 2008 representing an increase of $559,000 or 13% over 2007.  The increase was attributable to a combination of increased gross fees and a reduced level of refunded and waived fees.  Service Charges on Deposit Accounts increased $460,000 or 12% during 2007 as compared to 2006.  These increases were largely attributable to increased usage and fees associated with the Company’s overdraft protection service program.

During the year ended December 31, 2008, Insurance Revenues totaled $6,306,000 which was an increase of $512,000 or 9% compared to 2007.  The increase was largely attributable to an increase in contingency revenue at the Company’s property and casualty insurance subsidiary, German American Insurance.  Insurance Revenues increased $700,000 or 14% during 2007 as compared 2006.  The increase in Insurance Revenues during 2007 was attributable primarily to commission income from Keach and Grove Insurance, Inc. which was acquired October 1, 2006 and thereby not included in the Company results during the first nine months of 2006.

During the year ended December 31, 2008, the net gain on sale of residential loans totaled $1,399,000, an increase of $577,000 or 70% over the gain of $822,000 recognized in the year ended December 31, 2007.  The increase was largely attributable to higher levels of residential loan sales during 2008 compared with 2007.  Net Gains on Sales of Loans and Related Assets declined $95,000 or 10% during 2007 compared with 2006 primarily due to the sale of the Company’s mortgage servicing rights portfolio during 2006 at a gain of $198,000.  Loan sales for 2008, 2007, and 2006 totaled $108.0 million, $67.0 million, and $55.6 million, respectively.

The Company recognized a net gain on securities of $94,000 during the year ended December 31, 2008.  The Company recognized gains on securities sold of $1,031,000 during 2008 and other-than-temporary impairment expense of $937,000 on its portfolio of non-controlling investments in other banking organizations.  During 2007, the Company recognized a $680,000 net loss on securities related to its portfolio of non-controlling investments in other banking organizations.  The net loss resulted from the sale of one of the investment holdings at a modest gain and the recognition of an other-than-temporary impairment charge in connection with the valuation of other holdings within the portfolio.  During 2006, the Company recognized a gain of $951,000 on the sale of its portfolio of FHLMC and FNMA preferred stock.

NON-INTEREST EXPENSE

During the year ended December 31, 2008, Non-interest Expense totaled $36,716,000, a decline of $505,000 or 1% from the year ended 2007.  During 2007, Non-interest Expense remained stable with a less than 1% increase as compared with 2006.

				% Change From
Non-interest Expense (dollars in thousands)	Years Ended December 31,			Prior Year
	2008	2007	2006	2008	2007
Salaries and Employee Benefits	$20,786	$21,671	$21,491	(4)%	1%
Occupancy, Furniture and Equipment Expense	5,677	5,379	4,988	6	8
FDIC Premiums	208	103	108	102	(5)
Data Processing Fees	1,493	1,370	1,646	9	(17)
Professional Fees	1,670	1,418	1,786	18	(21)
Advertising and Promotion	1,078	957	940	13	2
Supplies	570	625	619	(9)	1
Intangible Amortization	889	894	698	(1)	28
Other Operating Expenses	4,345	4,804	4,783	(10)	1
TOTAL NON-INTEREST EXPENSE	$36,716	$37,221	$37,059	(1)	1
Salaries and Employee Benefits totaled $20,786,000 during the year ended December 31, 2008 representing a decline of $885,000 or 4% from the year ended December 31, 2007.  The decline was largely attributable to a decrease of approximately 28 full-time equivalent employees, or 7% of total FTEs, during the year ended December 31, 2008 compared with year ended 2007.  Salaries and Employee Benefits expense increased $180,000 or 1% during 2007 compared with 2006.

Occupancy, Furniture and Equipment Expense totaled $5,677,000 during the year ended December 31, 2008 representing an increase of $298,000 or 6% from the year ended 2007. The increases were largely attributable to higher levels of furniture, fixtures and equipment depreciation.   Occupancy, Furniture and Equipment Expense increased $391,000 or 8% during 2007 compared with 2006.  This increase was primarily attributable to the opening of a branch bank facility in Bloomington, Indiana during the first quarter of 2007 and an insurance agency acquisition during the fourth quarter of 2006.

Professional Fees increased $252,000 or 18% during 2008 compared with 2007.  The increases were due primarily to professional fees associated with the Company’s formal review of effectiveness and efficiency.   Professional Fees decreased $368,000 or 21% during 2007 compared with 2006.  The decline in 2007 was largely due to an elevated level of professional fees in 2006 associated with a core processing computer conversion at the Company’s banking subsidiary.

Other Operating Expenses decreased $459,000 or 10% during 2008 compared with 2007.  The decline in costs was primarily attributable to a lower level of collection costs and a lower level of losses associated with fraudulent ATM and debit card transactions.  Intangible Amortization increased $196,000 or 28% during 2007 compared to 2006 due to an insurance agency acquisition during the fourth quarter of 2006.

The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  See Part I, Item 1, "Business – Federal Deposit Insurance Assessments."  On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio.   In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  Either an increase in the Risk Category of our bank subsidiary, or adjustments to the base assessment rates, could materially increase our deposit insurance premiums and assessments.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future.  Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns.  The Company’s effective tax rate was 30.6%, 30.4%, and 28.0%, respectively, in 2008, 2007, and 2006.  The effective tax rate in all periods is lower than the blended statutory rate of 39.6%.  The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities and loans, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.  See Note 11 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and its affiliate bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  The Company and its affiliate bank at year-end 2008 were categorized as well-capitalized as that term is defined by applicable regulations.  See Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

The Company continues to maintain a strong capital position.  Shareholders’ equity totaled $105.2 million and $97.1 million at December 31, 2008 and 2007, respectively.  Total equity represented 8.8% and 8.6%, respectively, of year-end total assets.  The Company paid cash dividends of $6.2 million or $0.56 per share in 2008 and 2007.  The increase in shareholders’ equity during 2008 compared with 2007 was primarily the result of increased retained earnings of $6.3 million and a change in the unrealized gain on available-for-sale securities of $1.6 million.

In November 2008, the Company applied to participate in the Capital Purchase Program established by the United States Treasury Department under the Emergency Economic Stabilization Act of 2008.  By letter dated January 26, 2009, the Treasury Department advised the Company that the application had been accepted, and the Treasury Department offered to invest up to $25 million in newly issued shares of preferred stock of the Company under the terms and conditions of the CPP.  As part of its investment, the Treasury Department also would receive warrants to purchase common stock of the Company having an aggregate market price of 15% of the investment amount.  Under the terms of the Company's approval to participate in the CPP, the Company was required to close upon the investment transaction within 30 days of the date of the January 26 letter.

During the thirty-day closing period established by the Treasury Department letter, the Company's Board of Directors authorized a special committee of the Board to further evaluate not only the possible CPP investment plan but also an alternative plan to augment the Company's regulatory capital.  After further evaluation, the special committee determined that proceeding with an alternative capital plan was in the best interests of the Company and that the Company should defer taking any action to close upon the financing available to it under the CPP.  Accordingly, the Company, on February 20, 2009, requested that the Treasury Department indefinitely postpone the Company's closing under the CPP. The Company’s Board of Directors on March 2, 2009, ratified the committee’s determination to postpone the closing of the CPP financing, and determined that the Company should decline participation in the CPP and should advise the Treasury Department that it was withdrawing its CPP application. On March 3, 2009, the Company advised the Treasury Department to this effect.

USES OF FUNDS

LOANS

Total loans at year-end 2008 increased $21.9 million or 3% compared with year-end 2007.  Commercial and industrial loans increased $48.2 million or 11% during 2008, while agricultural loans decreased $5.7 million or 3%, residential mortgage loans decreased $16.8 million or 14%, and consumer loans declined $3.8 million or 3% during 2008.  The decrease in residential mortgage loans was the result of a declining interest rate environment during 2008 and the sale of the majority of the Company’s fixed rate residential mortgage production into the secondary market rather than hold in its portfolio.

Total loans at year-end 2007 increased $72.0 million or 9% compared with year-end 2006.  Commercial and industrial loans increased $54.8 million or 14%, agricultural loans increased $16.7 million or 11%, and residential mortgage loans increased $2.2 million or 2% during 2007 while consumer loans declined $1.7 million or 1% during 2007.

The composition of the loan portfolio shifted modestly at year-end 2008 compared with year-end 2007 with the heaviest concentration in commercial and industrial loans which comprised 57% of the total loan portfolio at year-end 2008, compared with 53% in 2007.  The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Commercial and Industrial Loans	$505,191	$457,033	$402,285	$319,681	$314,354
Agricultural Loans	159,923	165,592	148,872	101,355	99,557
Consumer Loans	127,343	131,110	132,791	129,587	122,888
Residential Mortgage Loans	100,054	116,908	114,687	102,891	94,800
Total Loans	892,511	870,643	798,635	653,514	631,599
Less: Unearned Income	(2,075)	(2,922)	(2,376)	(1,558)	(1,806)
Subtotal	890,436	867,721	796,259	651,956	629,793
Less: Allowance for Loan Losses	(9,522)	(8,044)	(7,129)	(9,265)	(8,801)
Loans, Net	$880,914	$859,677	$789,130	$642,691	$620,992

Ratio of Loans to Total Loans
Commercial and Industrial Loans	57%	53%	50%	49%	50%
Agricultural Loans	18%	19%	19%	15%	16%
Consumer Loans	14%	15%	17%	20%	19%
Residential Mortgage Loans	11%	13%	14%	16%	15%
Totals	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southern Indiana.  Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.  These out-of-market credits include participations that the Company may purchase from time to time in loans that are originated by banks in which the Company owns (or previously owned) non-controlling common stock investments.  These banks operate (or operated) from headquarters in Indianapolis, Indiana, Evansville, Indiana and Louisville, Kentucky.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2008, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within	One to Five	After
	One Year	Years	Five Years	Total

Commercial and Agricultural	$323,611	$280,411	$61,092	$665,114

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans maturing after one year	$109,188	$232,315

INVESTMENTS

The investment portfolio is a principal source for funding the Company’s loan growth and other liquidity needs of its subsidiaries. The Company’s securities portfolio consists of money market securities, uncollateralized federal agency securities, municipal obligations of state and political subdivisions, and mortgage-backed securities issued by U.S. government agencies.  Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments.  The composition of the year-end balances in the investment portfolio is presented in Note 2 to the Company’s consolidated financial statements included in Item 8 of this Report and in the table below:

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2008	%	2007	%	2006	%

Federal Funds Sold and Short-term Investments	$27,791	14%	$2,631	2%	$5,935	3%
U.S. Treasury and Agency Securities	—	—	25,306	16	28,083	15
Obligations of State and Political Subdivisions	19,887	10	15,851	10	25,788	13
Mortgage-backed Securities	151,499	74	105,302	69	125,340	66
Equity Securities	3,620	2	4,557	3	6,236	3
Total Securities Portfolio	$202,797	100%	$153,647	100%	$191,382	100%

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $45.8 million at year-end 2008 compared with year-end 2007.  The increase in the portfolio during 2008 was largely due to the growth of the Company’s core deposit base at a greater pace than the Company’s loan portfolio.  The amortized cost of investment securities, including federal funds sold and short-term investments, decreased $37.7 million at year-end 2007 compared with year-end 2006.  The decline in the portfolio during 2007 was largely the result of a strategic decision by the Company to utilize cash flows generated by the securities portfolio to fund loan growth.

The largest concentration in the investment portfolio continues to be in mortgage related securities representing 76% of the total securities portfolio at December 31, 2008. The Company’s level of obligations of state and political subdivisions increased to $16.6 million or 8% of the portfolio at December 31, 2008.

The Company’s equity securities portfolio at year-end 2008 consisted of non-controlling common stock investments in four unaffiliated banking companies.  During January 2009, one of these unaffiliated banking companies was acquired by an unrelated organization and the Company’s common stock holdings was liquidated as a part of the acquisition.  The decline in the amortized cost of equity securities at December 31, 2008 compared with December 31, 2007 was related to $937,000 of other-than-temporary impairment charges recognized on the Company’s equity securities portfolio.

Investment Securities, at Carrying Value
(dollars in thousands)

	December 31,
	2008	2007	2006
Securities Held-to-Maturity
Obligations of State and Political Subdivisions	$3,326	$4,464	$6,135

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$—	$25,739	$28,133
Obligations of State and Political Subdivisions	16,868	11,602	19,928
Mortgage-backed Securities	155,627	105,489	123,859
Equity Securities	3,345	5,470	7,302
Subtotal of Securities Available-for-Sale	175,840	148,300	179,222

Total Securities	$179,166	$152,764	$185,357

The Company’s $175.8 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements.  Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of debt securities at December 31, 2008 are shown in the following table by expected maturity.  Mortgage-backed securities are based on estimated average lives.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.  Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2008
(dollars in thousands)

	Within		After One But		After Five But		After Ten
	One Year		Within Five Years		Within Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasuries and Agencies	$—	N/A	$—	N/A	$—	N/A	$—	N/A
State and Political Subdivisions	2,002	7.93%	5,871	7.32%	3,457	8.17%	8,557	7.32%
Mortgage-backed Securities	41,790	5.94%	99,707	5.19%	138	2.96%	9,864	5.00%

Totals	$43,792	6.03%	$105,578	5.31%	$3,595	7.97%	$18,421	6.08%

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2008.  These contractual obligations primarily consisted of long-term borrowings with the FHLB and JPMorgan Chase Bank, N.A., time deposits, and lease commitments for certain office facilities.  Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term Borrowings	$104,892	$20,026	$33,814	$28,069	$22,983
Time Deposits	354,468	266,221	62,729	25,517	1
Capital Lease Obligation	1,508	81	162	162	1,103
Operating Lease Commitments	1,943	255	362	210	1,116
Total	$462,811	$286,583	$97,067	$53,958	$25,203

SOURCES OF FUNDS

The Company’s primary source of funding is its base of core customer deposits.  Core deposits consist of demand deposits, savings, interest-bearing checking, money market accounts, and certificates of deposit of less than $100,000.  Other sources of funds are certificates of deposit of $100,000 or more, brokered deposits, overnight borrowings from other financial institutions and securities sold under agreement to repurchase.  The membership of the Company’s affiliate bank in the Federal Home Loan Bank System (FHLB) provides a significant additional source for both long and short-term collateralized borrowings.  In addition, the Company, as a separate and distinct corporation from its bank and other subsidiaries, also has the ability to borrow funds from other financial institutions and to raise debt or equity capital from the capital markets and other sources.  The following pages contain a discussion of changes in these areas.

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances				% Change From
(dollars in thousands)	December 31,			Prior Year
	2008	2007	2006	2008	2007

Demand Deposits
Non-interest-bearing	$140,962	$133,824	$129,759	5%	3%
Interest-bearing	212,467	153,033	140,786	39	9
Savings Deposits	57,948	57,266	61,453	1	(7)
Money Market Accounts	151,645	119,735	112,642	27	6
Other Time Deposits	258,314	283,994	276,815	(9)	3
Total Core Deposits	821,336	747,852	721,455	10	4
Certificates of Deposits of $100,000 or more and Brokered Deposits	100,801	141,884	92,985	(29)	53
FHLB Advances and
Other Borrowings	138,887	117,084	113,559	19	3
Total Funding Sources	$1,061,024	$1,006,820	$927,999	5	8

Maturities of certificates of deposit of $100,000 or more are summarized as follows:
(dollars in thousands)

	3 Months	3 thru	6 thru	Over
	Or Less	6 Months	12 Months	12 Months	Total

December 31, 2008	$18,582	$26,406	$9,676	$14,465	$69,129

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately 10% during 2008 following a 4% increase during 2007.  The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products.  Core deposits continue to represent a stable and viable funding source for the Company’s operations.  Core deposits represented 77% of average total funding sources during 2008 compared with 74% during 2007 and 78% during 2006.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported.  Average demand, savings, and money market deposits increased 21% during 2008 following a 4% increase in 2007.  Average demand, savings, and money market deposits totaled $563.0 million or 69% of core deposits (53% of total funding sources) in 2008 compared with $463.9 million or 62% of core deposits (46% of total funding sources) in 2007 and $444.6 million or 62% of core deposits (48% of total funding sources) in 2006.

Other time deposits consist of certificates of deposits in denominations of less than $100,000.  These deposits declined by 9% during 2008 following an increase of 3% in 2007.  Other time deposits comprised 31% of core deposits in 2008 and 38% in 2007 and 2006.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding.  Average borrowed funds increased $21.8 million or 19% during 2008 following an increase of $3.5 million or 3% in 2007.  Borrowings comprised approximately 13% of average total funding sources in 2008 and 12% in 2007 and 2006.  The increase in average borrowed funds during 2008 compared with 2007 was largely attributable to borrowings from the Federal Home Loan Bank for asset/ liability management purposes and liquidity needs.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary.  Large denomination certificates and brokered deposits decreased $41.1 million or 29% during 2008 following an increase of $48.9 million or 53% during 2007.  Large certificates and brokered deposits comprised approximately 10% of average total funding sources in 2008, 14% in 2007 and 10% in 2006.  This type of funding is used as both long-term and short-term funding sources.

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

On December 29, 2006, the Company and JPMorgan Chase Bank, N.A. (the “Lender”) executed and delivered to each other a Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement (“Restated  Agreement”), and the Company executed and delivered to the Lender a $10 million Subordinated Debenture, a $10 million Term Note and a $15 million Revolving Note (which Revolving Note has since been replaced with a $10 million note, as discussed below) pursuant to the Restated Agreement to evidence its obligations for amounts that may from time to time be borrowed thereunder.  The Company's obligations under the Term Note and Revolving Note are secured by a pledge of all of the Company's stock in its sole depository institution subsidiary, German American Bancorp, pursuant to a pledge agreement.  The Restated Agreement established new credit facilities that replaced the Company’s prior credit facilities with the Lender.

The term loan established under the Restated Agreement is evidenced by a term note in the principal amount of $10 million, which matures on the following schedule:  $1.0 million principal amount was payable on January 1, 2008 and $1.5 million payable on January 1 of each of the years 2009 through 2014, inclusive.  Interest is payable quarterly on the outstanding principal balance, and the balance was $7.5 million at year-end 2008 (the $1.5 million principal payment due January 1, 2009 was made in late December 2008).

The subordinated loan established under the Restated Agreement is evidenced by a subordinated debenture in the principal amount of $10 million, and matures in a single installment of principal on January 1, 2014.  Interest is payable quarterly on the outstanding principal balance.

On September 30, 2008, the Company and Lender executed and delivered to each other an amendment to the Restated Agreement, as previously amended in September 2007 (as twice amended, the "Amended Restated Agreement") between the Lender and the Company. Pursuant to this 2008 amendment, the Company's revolving line of credit established by the Restated Agreement (which was to have expired and become due September 30, 2008) was extended through September 30, 2009. The amount of the credit available to the Company under the revolving line of credit is $10 million under the terms of the Amended Restated Agreement. In addition, the interest rate payable by the Company to the Lender in respect of LIBOR-based advances under the Amended Restated Agreement is LIBOR plus 165 basis points, and the Amended Restated Agreement includes a provision for a non-refundable fee on the unused portion of the maximum amount available under the line of credit of 35 basis points per annum, due quarterly in arrears.

Pursuant to the Amended Restated Agreement, the Company made certain representations and warranties to the Lender, and agreed to comply with certain affirmative and negative covenants with the Lender, which are substantially the same and updated the representations, warranties, and covenants that were included in the Restated Agreement.  Among the affirmative covenants are provisions requiring that (a) the Company maintain the capital ratios of the Company and of its subsidiary bank(s) at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies (these capital maintenance covenants were modified by the prior amendment to the Restated Agreement dated September 28, 2007 for the interim periods through December 31, 2008), and (b) the Company maintain a consolidated ratio of (i) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (ii) the sum of the Company's loans plus OREO, of not greater than 3.25%.  At December 31, 2008, this ratio was 1.14%.

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

Allowance for Loan Losses	Years Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Balance of Allowance for Possible
Losses at Beginning of Period	$8,044	$7,129	$9,265	$8,801	$8,265

Loans Charged-off:
Commercial and Industrial Loans	2,153	2,107	3,059	1,278	904
Agricultural Loans	28	361	—	3	—
Consumer Loans	687	507	705	624	654
Residential Mortgage Loans	256	269	184	238	292
Total Loans Charged-off	3,124	3,244	3,948	2,143	1,850

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans	334	323	98	205	118
Agricultural Loans	—	55	30	53	11
Consumer Loans	267	172	240	149	218
Residential Mortgage Loans	11	18	35	58	24
Total Recoveries	612	568	403	465	371

Net Loans Recovered (Charged-off)	(2,512)	(2,676)	(3,545)	(1,678)	(1,479)
Additions to Allowance Charged to Expense	3,990	3,591	925	1,903	2,015
Allowance from Acquired Subsidiary	—	—	484	239	—
Balance at End of Period	$9,522	$8,044	$7,129	$9,265	$8,801

Net Charge-offs to Average Loans Outstanding	0.29%	0.32%	0.50%	0.26%	0.24%
Provision for Loan Losses to Average Loans Outstanding	0.45%	0.43%	0.13%	0.30%	0.32%
Allowance for Loan Losses to Total Loans at Year-end	1.07%	0.93%	0.90%	1.42%	1.40%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Commercial and Industrial Loans	$7,379	$5,892	$5,134	$6,486	$5,906
Agricultural Loans	1,264	1,349	1,001	822	982
Consumer Loans	481	483	602	1,127	1,043
Residential Mortgage Loans	398	320	341	710	790
Unallocated	—	—	51	120	80

Total Allowance for Loan Losses	$9,522	$8,044	$7,129	$9,265	$8,801

The allowance for loan losses at year-end 2008 increased to $9.5 million or 1.07% of total loans compared to $8.0 million or 0.93% of total loans at year-end 2007.  The increase in the allowance for loan losses was partially attributable to an increase in the level of non-performing and adversely classified loans during 2008.  Also contributing to the increased allowance was the Company’s commercial and industrial loan portfolio growth during 2008 and the required provision for loan losses that resulted from that growth in accordance with the Company’s standard methodology for determining the adequacy of its allowance for loan losses.  Finally, an additional contributing factor to the increased level of allowance for loan losses was an elevated level of net charge-offs during the past three years and the effect of those charge-offs on the Company’s historic loss ratios and the resulting required level of loan loss reserves. Net charge-offs totaled $2.5 million or 0.29% of average loans outstanding during 2008.  This compares to net charge-offs of $2.7 million or 0.32% of average loans outstanding during 2007 and $3.5 million or 0.50% of average loans outstanding in 2006.

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

Non-performing Assets	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Non-accrual Loans	$8,316	$4,356	$9,652	$14,763	$5,750
Past Due Loans (90 days or more)	34	8	—	944	831
Restructured Loans	—	—	—	—	—
Total Non-performing Loans	8,350	4,364	9,652	15,707	6,581
Other Real Estate	1,818	1,517	845	506	213
Total Non-performing Assets	$10,168	$5,881	$10,497	$16,213	$6,794

Non-performing Loans to Total Loans	0.94%	0.50%	1.21%	2.41%	1.04%
Allowance for Loan Losses to Non-performing Loans	114.04%	184.33%	73.86%	58.99%	133.73%

The Company’s level of overall non-performing assets increased by approximately $4.3 million and non-performing loans increased by approximately $4.0 million during 2008 compared with year-end 2007. This level of non-performing loans represents 0.94% of total loans outstanding at December 31, 2008, an increase from 0.50% as of year-end 2007.  The increase in non-performing loans was primarily related to commercial credits that were generally less than $1.0 million.  The largest credit facility, and only credit in excess of $1.0 million, that was in non-accrual status at December 31, 2008, totaled $1.2 million.

Loan impairment is reported when full repayment under the terms of the loan is not expected.   If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral.  Commercial and industrial loans and agricultural loans are evaluated individually for impairment.  Smaller balance homogeneous loans are evaluated for impairment in total.  Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures.  Individually evaluated loans on non-accrual are generally considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  The total dollar amount of impaired loans at December 31, 2008 was $5,945,000.  For additional detail on impaired loans, see Note 3 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2008 was $343,000.  The gross interest income that would have been recognized in 2008 on non-performing loans if the loans had been current in accordance with their original terms was $1,136,000.  Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary bank to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings.  Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiary, which are subject to certain regulatory limitations explained in Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report, as enhanced by its ability to draw upon term financing arrangements and a line of credit established by the parent company with a correspondent bank lender as described under “SOURCES OF FUNDS – Parent Company Funding Sources”, above.  The subsidiary bank’s source of funding is predominately core deposits, time deposits in excess of $100,000 and brokered certificates of deposit, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates.  The table indicates that as of December 31, 2008 the Company’s estimated NPV might be expected to decrease under both an increase or decrease of 2% in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2008
			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in Rates	Amount	% Change	NPV Ratio	Change
+2%	$135,270	-1.53%	11.54%	9	b.p.
+1%	140,009	1.92%	11.77%	32	b.p.
Base	137,375	—	11.45%	—
-1%	126,696	-7.77%	10.51%	(94)	b.p.
-2%	110,215	-19.77%	9.12%	(233)	b.p.

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
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Louisville, Kentucky	/s/ Crowe Horwath LLP
February 28, 2009	Crowe Horwath LLP

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,
	2008	2007
ASSETS
Cash and Due from Banks	$17,201	$25,283
Federal Funds Sold and Other Short-term Investments	27,791	2,631

Cash and Cash Equivalents	44,992	27,914

Securities Available-for-Sale, at Fair Value	175,840	148,300
Securities Held-to-Maturity, at Cost (Fair value of $3,358 and $4,496 on December 31, 2008 and 2007, respectively)	3,326	4,464

Loans Held-for-Sale	3,166	5,697

Loans	892,511	870,643
Less: Unearned Income	(2,075)	(2,922)
Allowance for Loan Losses	(9,522)	(8,044)
Loans, Net	880,914	859,677

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	22,330	22,783
Other Real Estate	1,818	1,517
Goodwill	9,655	9,655
Intangible Assets	3,141	4,030
Company Owned Life Insurance	23,338	22,533
Accrued Interest Receivable and Other Assets	11,687	14,519

TOTAL ASSETS	$1,190,828	$1,131,710

LIABILITIES
Non-interest-bearing Demand Deposits	$147,977	$136,212
Interest-bearing Demand, Savings, and Money Market Accounts	439,305	353,643
Time Deposits	354,468	387,566

Total Deposits	941,750	877,421

FHLB Advances and Other Borrowings	131,664	144,170
Accrued Interest Payable and Other Liabilities	12,240	13,003

TOTAL LIABILITIES	1,085,654	1,034,594

Commitments and Contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,030	11,029
Additional Paid-in Capital	68,371	68,408
Retained Earnings	23,019	16,681
Accumulated Other Comprehensive Income	2,754	998

TOTAL SHAREHOLDERS’ EQUITY	105,174	97,116

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,190,828	$1,131,710

End of period shares issued and outstanding	11,030,288	11,029,484

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2008	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$58,477	$63,852	$53,490
Interest on Federal Funds Sold and Other Short-term Investments	593	478	545
Interest and Dividends on Securities:
Taxable	8,007	6,992	7,763
Non-taxable	768	939	1,796

TOTAL INTEREST INCOME	67,845	72,261	63,594

INTEREST EXPENSE
Interest on Deposits	21,212	27,289	21,329
Interest on FHLB Advances and Other Borrowings	5,696	6,357	6,069

TOTAL INTEREST EXPENSE	26,908	33,646	27,398

NET INTEREST INCOME	40,937	38,615	36,196
Provision for Loan Losses	3,990	3,591	925

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,947	35,024	35,271

NON-INTEREST INCOME
Trust and Investment Product Fees	2,288	2,590	2,210
Service Charges on Deposit Accounts	4,920	4,361	3,901
Insurance Revenues	6,306	5,794	5,094
Other Operating Income	3,203	2,817	2,920
Net Gains on Sales of Loans and Related Assets	1,399	822	917
Net Gain (Loss) on Securities	94	(680)	951

TOTAL NON-INTEREST INCOME	18,210	15,704	15,993

NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,786	21,671	21,491
Occupancy Expense	3,249	3,144	2,797
Furniture and Equipment Expense	2,428	2,235	2,191
Data Processing Fees	1,493	1,370	1,646
Professional Fees	1,670	1,418	1,786
Advertising and Promotion	1,078	957	940
Supplies	570	625	619
Intangible Amortization	889	894	698
Other Operating Expenses	4,553	4,907	4,891

TOTAL NON-INTEREST EXPENSE	36,716	37,221	37,059

Income before Income Taxes	18,441	13,507	14,205
Income Tax Expense	5,638	4,102	3,984
NET INCOME	$12,803	$9,405	$10,221

Earnings per Share	$1.16	$0.85	$0.93

Diluted Earnings per Share	$1.16	$0.85	$0.93

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income / (Loss)	Equity

Balances, January 1, 2006	10,643,514	$10,643	$63,784	$9,391	$(1,563)	$82,255

Comprehensive Income:
Net Income				10,221		10,221
Changes in Unrealized Gain (Loss) on
Securities Available for Sale, net					1,242	1,242
Change in Minimum Pension Liability					38	38
Total Comprehensive Income						11,501
Cash Dividends ($.56 per share)				(6,162)		(6,162)
Issuance of Common Stock for:
Exercise of Stock Options	1,704	2	15			17
Mergers and Acquisitions	349,468	349	4,252			4,601
Employee Stock Purchase Plan			(30)			(30)
Restricted Share Grants	13,876	14	166			180
Stock Option Grants			29			29

Balances, December 31, 2006	11,008,562	11,008	68,216	13,450	(283)	92,391

Comprehensive Income:
Net Income				9,405		9,405
Changes in Unrealized Gain (Loss) on Securities Available for Sale, net					1,210	1,210
Change in Unrecognized Loss on
Postretirement Benefit Obligation					30	30
Change in Unrecognized Amounts in Pension					41	41
Total Comprehensive Income						10,686
Cash Dividends ($.56 per share)				(6,174)		(6,174)
Employee Stock Purchase Plan			(70)			(70)
Restricted Share Grants	20,922	21	262			283

Balances, December 31, 2007	11,029,484	11,029	68,408	16,681	998	97,116

Comprehensive Income:
Net Income				12,803		12,803
Changes in Unrealized Gain (Loss) on
Securities Available for Sale, net					1,612	1,612
Change in Unrecognized Loss on
Postretirement Benefit Obligation					144	144
Total Comprehensive Income						14,559
Cash Dividends ($.56 per share)				(6,177)		(6,177)
Adjustment to Initially Apply EITF 06-04				(288)		(288)
Employee Stock Purchase Plan			(46)			(46)
Restricted Share Grants	804	1	9			10
Balances, December 31, 2008	11,030,288	$11,030	$68,371	$23,019	$2,754	$105,174

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,803	$9,405	$10,221
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) Amortization on Securities	(812)	(383)	(180)
Depreciation and Amortization	3,362	3,140	2,818
Amortization and Impairment of Mortgage Servicing Rights	—	—	271
Loans Originated for Sale	(105,448)	(71,091)	(55,281)
Proceeds from Sales of Loans Held-for-Sale	109,378	67,817	55,985
Loss in Investment in Limited Partnership	141	178	397
Provision for Loan Losses	3,990	3,591	925
Gain on Sale of Loans and Mortgage Servicing Rights, net	(1,399)	(822)	(917)
Gain on Securities, net	(1,031)	(62)	(951)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	62	(52)	23
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(25)	120	23
Other-than-temporary Impairment on Securities	937	742	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(805)	(823)	(865)
Equity Based Compensation	10	331	284
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,798	1,070	(1,298)
Interest Payable and Other Liabilities	(827)	(406)	633
Net Cash from Operating Activities	22,134	12,755	12,088

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	200	—
Proceeds from Maturities of Securities Available-for-Sale	52,304	41,899	60,033
Proceeds from Sales of Securities Available-for-Sale	53,641	998	13,001
Purchase of Securities Available-for-Sale	(130,170)	(10,434)	(62,006)
Proceeds from Maturities of Securities Held-to-Maturity	1,140	1,671	2,558
Proceeds from Redemption of Federal Home Loan Bank Stock	—	—	3,862
Purchase of Loans	(29,574)	(23,065)	(22,043)
Proceeds from Sales of Loans	5,369	3,953	30,520
Loans Made to Customers, net of Payments Received	(4,447)	(58,503)	(109,862)
Proceeds from Sale of Mortgage Servicing Rights	—	—	3,554
Proceeds from Sales of Other Real Estate	3,068	2,987	890
Property and Equipment Expenditures	(2,122)	(1,372)	(3,461)
Proceeds from Sales of Property and Equipment	65	62	292
Acquire Capitalized Lease	—	(13)	—
Acquire Banking Entities	—	—	(4,111)
Acquire Insurance Agencies	—	—	(2,260)
Net Cash from Investing Activities	(50,726)	(41,617)	(89,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	64,388	9,862	73,366
Change in Short-term Borrowings	(31,328)	5,828	12,623
Advances in Long-term Debt	25,000	30,000	26,500
Repayments of Long-term Debt	(6,167)	(12,317)	(32,530)
Issuance of Common Stock	—	—	17
Employee Stock Purchase Plan	(46)	(118)	(105)
Dividends Paid	(6,177)	(6,174)	(6,162)
Net Cash from Financing Activities	45,670	27,081	73,709

Net Change in Cash and Cash Equivalents	17,078	(1,781)	(3,236)
Cash and Cash Equivalents at Beginning of Year	27,914	29,695	32,931
Cash and Cash Equivalents at End of Year	$44,992	$27,914	$29,695

Cash Paid During the Year for
Interest	$27,246	$33,781	$25,805
Income Taxes	6,122	2,395	3,605
Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$3,353	$4,919	$1,016

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

Certain Purchased Loans
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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination).  The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB of Indianapolis.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

Other Real Estate
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

Company Owned Life Insurance
The Company has purchased life insurance policies on certain directors and executives.  This life insurance is recorded at its cash surrender value or the amount that can be realized, which considers any adjustments or changes that are probable at settlement.

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

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe currently that there are any such matters that will have a material impact on the financial statements.

Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Restrictions on Cash
At December 31, 2008 and 2007, respectively, the company was required to have $945 and $1,701 on deposit with the Federal Reserve, or as cash on hand.

Long-term Assets
Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Stock Based Compensation
Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in unrecognized amounts in pension and other postretirement benefits, which are also recognized as a separate component of equity.

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

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or subsequently.

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The impact of adoption was not material.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

Effect of Newly Issued but Not Yet Effective Accounting Standards
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The impact of the adoption of this standard will depend upon the nature of any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:

2008
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	16,561	307	—	16,868
Mortgage-backed Securities	151,499	4,132	(4)	155,627
Equity Securities	3,620	44	(319)	3,345
Total	$171,680	$4,483	$(323)	$175,840

2007
U.S. Treasury and Agency Securities	$25,306	$433	$—	$25,739
Obligations of State and Political Subdivisions	11,387	216	(1)	11,602
Mortgage-backed Securities	105,302	608	(421)	105,489
Equity Securities	4,557	913	—	5,470
Total	$146,552	$2,170	$(422)	$148,300

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Securities Held-to-Maturity:

2008
Obligations of State and Political Subdivisions	$3,326	$32	$—	$3,358

2007
Obligations of State and Political Subdivisions	$4,464	$32	$—	$4,496

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

The amortized cost and fair value of Securities at December 31, 2008 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$1,590	$1,597
Due after one year through five years	4,640	4,681
Due after five years through ten years	2,262	2,365
Due after ten years	8,069	8,225
Mortgage-backed Securities	151,499	155,627
Equity Securities	3,620	3,345
Totals	$171,680	$175,840

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$412	$413
Due after one year through five years	1,231	1,246
Due after five years through ten years	1,195	1,208
Due after ten years	488	491
Totals	$3,326	$3,358

Proceeds from the Sales of Securities are summarized below:

	2008	2007	2006
	Available-	Available-	Available-
	for-Sale	for-Sale	for-Sale

Proceeds from Sales and Calls	$53,641	$998	$13,001
Gross Gains on Sales and Calls	1,031	62	951

Income Taxes on Gross Gains	351	25	323

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $101,333 and $102,829 as of December 31, 2008 and 2007, respectively.

Below is a summary of securities with unrealized losses as of year-end 2008 and 2007, presented by length of time the securities have been in a continuous unrealized loss position:

At December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Securities and Obligations of Government Corporations and Agencies	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
Mortgage-backed Securities	1,253	(2)	617	(2)	1,870	(4)
Equity Securities	1,705	(319)	—	—	1,705	(319)
Total	$2,958	$(321)	$617	$(2)	$3,575	$(323)

At December 31, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Securities and Obligations of Government Corporations and Agencies	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	230	(1)	230	(1)
Mortgage-backed Securities	1,544	(1)	56,647	(420)	58,191	(421)
Equity Securities	—	—	—	—	—	—
Total	$1,544	$(1)	$56,877	$(421)	$58,421	$(422)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Securities are written down to fair value when a decline in fair value is not considered temporary.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  At December 31, 2008 and 2007, the Company had the intent and ability to hold these securities for the foreseeable future, and the decline in fair value was largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired.

The Company’s equity securities consist of non-controlling investments in other banking organizations.  As a result of valuations of this portfolio during 2008, the Company recognized a $937 pre-tax charge for an other-than-temporary decline in fair value of this portfolio.  As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.  Accordingly, the other-than-temporary impairment was recognized in the income statement as an investment securities loss during 2008. A pre-tax charge of $742 for other-than-temporary impairment was also recognized for this portfolio during 2007.

At December 31, 2008, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due principally to the overall financial condition of the issuers, the near term prospects for the issuers, and the length of time that fair value has been less than cost.

NOTE 3 – Loans

Loans were comprised of the following classifications at December 31:

	2008	2007

Commercial and Industrial Loans	$505,191	$457,033
Agricultural Loans	159,923	165,592
Consumer Loans	127,343	131,110
Residential Mortgage Loans	100,054	116,908
Totals	$892,511	$870,643

Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing and Restructured Loans	$34	$8
Non-accrual Loans	8,316	4,356
Totals	$8,350	$4,364

Information regarding impaired loans:

	2008	2007

Year-end impaired loans with no allowance for loan losses allocated	$1,713	$1,919
Year-end impaired loans with allowance for loan losses allocated	4,232	2,384

Amount of allowance allocated to impaired loans	1,797	399

	2008	2007	2006

Average balance of impaired loans during the year	$5,787	$7,376	$10,202

Interest income recognized during impairment	161	314	157
Interest income recognized on cash basis	161	304	149

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2008.  A summary of the activity of these loans follows:

Balance		Changes			Balance
January 1,		in Persons	Deductions		December 31,
2008	Additions	Included	Collected	Charged-off	2008
$ 6,896	$ 2,663	$ (310)	$ (2,517)	$ —	$ 6,732

NOTE 4 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	2008	2007	2006

Balance as of January 1	$8,044	$7,129	$9,265
Provision for Loan Losses	3,990	3,591	925
Allowance from Acquired Subsidiary	—	—	484
Recoveries of Prior Loan Losses	612	568	403
Loan Losses Charged to the Allowance	(3,124)	(3,244)	(3,948)
Balance as of December 31	$9,522	$8,044	$7,129

NOTE 5 – Mortgage Banking

At December 31, 2008, 2007, and 2006, no loans were serviced by the Company for the benefit of others.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows.  The net balance of mortgage servicing rights is included in Other Assets.

	2008	2007	2006
Servicing Rights:
Beginning of Year	$—	$—	$3,393
Additions	—	—	313
Amortized to Expense	—	—	(316)
Direct Write-downs	—	—	—
Sale of Servicing	—	—	(3,390)
End of Year	$—	$—	$—

Valuation Allowance:
Beginning of Year	$—	$—	$365
Additions Expensed	—	—	—
Reductions Credited to Expense	—	—	(45)
Direct Write-downs	—	—	—
Sale of Servicing	—	—	(320)
End of Year	$—	$—	$—

During the second quarter of 2006, the Company sold its mortgage loan servicing rights portfolio and commenced selling all secondary market residential mortgage loans on a servicing released basis.  A gain of $198 was recorded on the sale of the mortgage loan servicing rights portfolio.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 6 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2008	2007

Land	$4,540	$4,540
Buildings and Improvements	28,114	28,011
Furniture and Equipment	16,922	15,605
Total Premises, Furniture and Equipment	49,576	48,156
Less: Accumulated Depreciation	(27,246)	(25,373)
Total	$22,330	$22,783

Depreciation expense was $2,509, $2,368, and $2,265 for 2008, 2007, and 2006, respectively.

The Company leases one of its branch buildings under a capital lease.  The lease arrangement requires monthly payments through 2027.

The Company has included this lease in buildings and improvements as follows:

	2008	2007

Capital Lease	$743	$743
Less: Accumulated Depreciation	(72)	(36)
Total	$671	$707

The following is a schedule of future minimum lease payments under the capital lease, together with the present value of net minimum lease payments at year end 2008:

2009	$81
2010	81
2011	81
2012	81
2013	81
Thereafter	1,103
Total minimum lease payments	1,508
Less: Amount representing interest	(792)
Present Value of Net Minimum Lease Payments	$716

NOTE 7 – Deposits

At year-end 2008, stated maturities of time deposits were as follows:

2009	$266,221
2010	33,303
2011	29,426
2012	22,771
2013	2,746
Thereafter	1
Total	$354,468

Time deposits of $100 or more at December 31, 2008 and 2007 were $69,129 and $89,717, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $35,000 and $20,099 at December 31, 2008 and 2007, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – FHLB Advances and Other Borrowed Money

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, and repurchase agreements.  Information regarding each of these types of borrowings is as follows:

	December 31,
	2008	2007
Long-term Advances from the Federal Home Loan Bank collateralized by
qualifying mortgages, investment securities, and mortgage-backed securities	$87,392	$67,056
Term Loans	7,500	9,000
Subordinated Debenture	10,000	10,000
Capital Lease Obligation	716	730
Long-term Borrowings	$105,608	$86,786

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized
by qualifying mortgages, investment securities, and mortgage-backed securities	$—	$29,600
Federal Funds Purchased	—	—
Repurchase Agreements	26,056	24,534
Promissory Notes Payable	—	3,250
Short-term Borrowings	26,056	57,384

Total Borrowings	$131,664	$144,170

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the value of the underlying securities.

	2008	2007
Average Daily Balance During the Year	$30,995	$23,794
Average Interest Rate During the Year	1.52%	4.23%
Maximum Month-end Balance During the Year	$42,975	$34,235
Weighted Average Interest at Year-end	0.82%	3.54%

At December 31, 2008, interest rates on the fixed rate long-term FHLB advances ranged from 2.76% to 7.22% with a weighted average rate of 4.66%.  Of the $87.4 million, $65.0 million or 74% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the company may prepay the advance without penalty.  The options on these advances are subject to a variety of terms including LIBOR based strike rates.

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

The long-term borrowings shown above includes $7.5 million and $9 million outstanding on a term loan owed by the parent company as of December 31, 2008 and 2007, respectively.  Interest on the term loan is based upon 90-day LIBOR plus 1.15%.  The term loan matures January 1, 2014.  At December 31, 2008, the parent company had a $10 million line of credit with no outstanding balance.  The line of credit matures September 9, 2009.  Interest on the line of credit is based upon 90-day LIBOR plus 1.65% and includes an unused commitment fee of 0.35%.  At December 31, 2007, the parent company had a $15 million line of credit with a $3.25 million outstanding balance.  Interest on the line of credit was based upon 90-day LIBOR plus 1.15%.  The line of credit was renewed and extended in  September 2008 and September 2007.

At December 31, 2008 and 2007, the long-term borrowings shown above include a $10 million subordinated debenture owed by the parent company.  Interest on the subordinated debenture is based upon 90-day LIBOR plus 1.35%.  The subordinated debenture matures on January 1, 2014. The entire principal amount of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2008 and 2007.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – FHLB Advances and Other Borrowed Money (continued)

Scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation, at December 31, 2008 are as follows:

2009	$20,026
2010	32,283
2011	1,531
2012	11,533
2013	16,536
Thereafter	22,983
Total	$104,892

See also Note 6 regarding the capital lease obligation.

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

At December 31, 2008, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$109,029	11.42%	$76,387	8.00%	N/A	N/A
Bank	107,243	11.32	75,782	8.00	$94,727	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$89,507	9.37%	$38,193	4.00%	N/A	N/A
Bank	97,721	10.32	37,891	4.00	$56,836	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$89,507	7.54%	$47,512	4.00%	N/A	N/A
Bank	97,721	8.29	47,161	4.00	$58,952	5.00%

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

The Company and the affiliate bank at year-end 2008 and 2007 were categorized as well-capitalized.  There have been no conditions or events that management believes have changed the classification of the Company or affiliate bank under the prompt corrective action regulations since the last notification from regulators.  Regulations require the maintenance of certain capital levels at the affiliate bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders.  At December 31, 2008, the affiliate bank had $12,500 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At December 31, 2008, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Stockholders’ Equity (continued)

The following table presents activity for stock options under the Company’s equity incentive plan for 2008:

	Year Ended December 31, 2008
		Weighted	Weighted Average	Aggregate
	Number of	Average Price	Life of Options	Intrinsic
	Options	of Options	(in years)	Value

Outstanding at Beginning of Period	307,167	$16.55
Granted	—	—
Exercised	—	—
Forfeited	(7,555)	16.91
Expired	(50,741)	17.97
Outstanding & Exercisable at End of Period	248,871	$16.25	4.62	$—

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2008, 2007, and 2006:

	2008	2007	2006

Intrinsic Value of Options Exercised	$—	$—	$5
Cash Received from Option Exercises	$—	$—	$17
Tax Benefit of Option Exercises	$—	$—	$—
Weighted Average Fair Value of Options Granted	$—	$—	$2.68

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

During 2008 and 2007, the Company granted no options, and accordingly, recorded no stock compensation expense related to option grants.  The Company recorded $19 in stock compensation expense, net of an income tax benefit of $10, during the year ended December 31, 2006 related to the granting of 11,000 options.  To calculate the fair value of this option grant, the following assumptions were used as of the grant date:  risk free interest rate of 5.11%, expected option life of 10.0 years, expected stock price volatility of 22.4%, and dividend yield of 4.20%.  The resulting weighted average fair value of the options granted during 2006 was $2.68 for each option granted.   The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2008, 2007, and 2006 because all outstanding options were fully vested prior to 2006.

As of December 31, 2008 and 2007, there was no unrecognized option expense as all outstanding options were fully vested.

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

The expense recorded for the restricted stock grants totaled $10, net of an income tax benefit of $6, during the year ended December 31, 2008.  The expense recorded for the restricted stock grants totaled $171, net of an income tax benefit of $112, during the year ended December 31, 2007.  The expense recorded for the restricted stock grants totaled $109, net of an income tax benefit of $71, during the year ended December 31, 2006.  There was no unrecognized expense associated with the restricted stock grants as of December 31, 2008 and 2007.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Stockholders’ Equity (continued)

The following table presents information on restricted stock grants outstanding for the period shown:

Year Ended
December 31, 2008

Weighted
	Restricted	Average Market
	Shares	Price at Grant

Outstanding at Beginning of Period	—	$—
Granted	804	12.45
Issued and Vested	(804)	12.45
Forfeited	—	—
Outstanding at End of Period	—	—

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount.  The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year.  For years prior to the plan year beginning August 17, 2007, the purchase price of the shares was determined annually and in the range from 85% to 100% of the fair market value of such stock at either the beginning or end of the plan year.  For the plan year beginning August 17, 2007 and the plan year beginning August 17, 2008, the purchase price of the shares under this Plan is 95% of the fair market value of the Company’s common stock as of the last day of the plan year.  The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.  Funding for the purchase of common stock is from employee and Company contributions.

Based on the above referenced setting of the purchase price at 95% of the fair market value of the Company’s common stock and elimination of the look-back feature for the 2007/2008 and the 2008/2009 plan years, the Employee Stock Purchase Plan was not and will not be considered compensatory and no expense was or will be recorded during the 2007/2008 and 2008/2009 plan years.  There was no expense recorded for the employee stock purchase plan in 2008.  The expense recorded for the employee stock purchase plan totaled $29, net of an income tax benefit of $19, during the year ended December 31, 2007.  The expense recorded for the employee stock purchase plan totaled $45, net of an income tax benefit of $30, during the year ended December 31, 2006.    There was no unrecognized compensation expense as of December 31, 2008 and 2007 for the Employee Stock Purchase Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of December 31, 2008, the Company had purchased 334,965 shares under the program.  No shares were purchased under the program during the year ended December 31, 2008.

NOTE 10 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees.  The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors.  Company contributions were $560, $552 and $544 for 2008, 2007 and 2006, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $85 per covered individual. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience.  Charges to earnings were $1,387, $1,495, and $1,895 for 2008, 2007, and 2006, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Employee Benefit Plans (continued)

The Company maintains deferred compensation plans for the benefit of certain directors and officers.  Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate.  Accrued benefits payable totaled $2,678 and $2,842 at December 31, 2008 and 2007.  Deferred compensation expense was $229, $121, and $115 in 2008, 2007, and 2006, respectively.  In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company during 2008.  Accrued benefits payable as a result of the agreements totaled $701 at December 31, 2008.  Expense associated with these agreements totaled $718 during 2008.  The benefits under the agreements will generally be paid out over the next 5 years.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.  During the year ended 2008, there were no losses incurred on partial settlements of the plan.  Partial settlements of the plan were $46 and $68 during the years ended 2007 and 2006, respectively.  The Company used a December 31 measurement date for the 2008 plan and a September 30 measurement date for the 2007 plan year.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  This Statement requires that defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008.  Through 2007, the Company utilized the early measurement date option available under FASB Statement No. 87 “Employers’ Accounting for Pensions”, and measured the funded status of the defined benefit plan assets and obligations as of September 30 each year.  The net periodic benefit cost for the period between the September 30 measurement date and the 2008 fiscal year-end measurement was simply recognized during 2008 given the nature of this suspended plan and immateriality of the net periodic pension cost for this additional quarter.

Accumulated plan benefit information for the Company’s plan as of December 31, 2008 and 2007 was as follows:

	2008	2007
Changes in Benefit Obligation:
Obligation at Beginning of Year	$615	$743
Service Cost	—	—
Interest Cost	46	37
Benefits Paid	(52)	(162)
Actuarial (Gain) Loss	11	(19)
Adjustment in Cost of Settlement	—	16
Obligation at End of Year	620	615

Changes in Plan Assets:
Fair Value at Beginning of Year	270	352
Actual Return on Plan Assets	14	8
Employer Contributions	99	72
Benefits Paid	(52)	(162)
Fair Value at End of Year	331	270

Funded Status:

Funded Status at End of Year	$(289)	$(345)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

Net Loss (Gain)	$193	$198
Prior Service Cost	9	5
Transition Asset	—	(1)
	$202	$202

The accumulated benefit obligation was $620 and $615 at year-end 2008 and 2007, respectively.

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

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2008	2007	2006

Interest Cost	$37	$37	$48
Expected Return on Assets	(13)	(12)	(20)
Amortization of Transition Amount	(1)	(1)	(1)
Amortization of Prior Service Cost	(3)	(3)	(3)
Recognition of Net Loss	21	27	36
Net Periodic Benefit Cost	$41	$48	$60

Net Loss During the Period	11	2	—
Amortization of Unrecognized Loss	(16)	(74)	—
Amortization of Transition Cost	1	1	—
Amortization of Prior Service Cost	4	3	—
Total Recognized in Other Comprehensive Income	—	(68)	—

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$41	$(20)	$60

The estimated net loss, prior service costs, and net transition obligation (asset) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $16, $(3), and $0, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2008	2007	2006
Discount Rate	6.17%	6.25%	5.75%
Rate of Compensation Increase (1)	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic pension cost:
	2008	2007	2006
Discount Rate	6.25%	5.75%	5.75%
Expected Return on Plan Assets	4.50%	4.75%	4.25%
Rate of Compensation Increase (1)	N/A	N/A	N/A

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

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 10 – Employee Benefit Plans (continued)

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2008 and 2007 and target allocation for 2009 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end
Asset Category	2009	2008	2007

Cash	20%	71%	27%
Certificates of Deposit	80%	29%	73%
Total	100%	100%	100%

Plan benefits are suspended.  Therefore, the Company has invested predominantly in relatively short-term investments over the past two years.  No significant changes to investing strategies are anticipated.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees.  The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefits Obligations
	2008	2007
Obligation at the Beginning of Year	$619	$604
Unrecognized Loss (Gain)	(174)	23

Components of Net Periodic Postretirement Benefit Cost
Service Cost	35	31
Interest Cost	34	33

Net Expected Benefit Payments	(64)	(72)
Obligation at End of Year	$450	$619

Components of Postretirement Benefit Expense
	2008	2007
Service Cost	$35	$31
Interest Cost	34	33
Expected Return on Assets	—	—
Amortization of Transition Amount	—	—
Amortization of Unrecognized Prior Service Cost	—	—
Amortization of Unrecognized Net (Gain) Loss	—	—
Net Postretirement Benefit Expense	69	64

Net Gain During Period Recognized in Other Comprehensive Income	(238)	(49)

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$(169)	$15

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 10 – Employee Benefit Plans (continued)

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:

	2008	2007	2006
Discount Rate	6.00%	5.50%	5.50%

Assumed Health Care Cost Trend Rates at Year-end:
	2008	2007
Health Care Cost Trend Rate Assumed for Next Year	8.00%	7.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	5.00%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2015	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on Total of Service and Interest Cost	$5	$(5)
Effect on Postretirement Benefit Obligation	$24	$(21)

Pension and Other Benefit Plans:

Contributions

The Company expects to contribute $54 to its defined benefit pension plan and $53 to its postretirement medical and life insurance plan in 2009.

Estimated Future Benefits

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension	Postretirement
Year	Benefits	Benefits
2009	$56	$53
2010	52	40
2011	48	49
2012	44	43
2013	95	44
2014-2018	289	245

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 11 – Income Taxes

The provision for income taxes consists of the following:
	2008	2007	2006
Current Federal	$4,604	$2,991	$2,070
Current State	476	504	416
Deferred Federal	719	634	1,560
Deferred State	(161)	(27)	(62)
Total	$5,638	$4,102	$3,984

Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2008	2007	2006
Statutory Rate Times Pre-tax Income	$6,270	$4,592	$4,830
Add (Subtract) the Tax Effect of:

Income from Tax-exempt Loans and Investments	(351)	(346)	(530)
State Income Tax, Net of Federal Tax Effect	208	315	234
Low Income Housing Credit	(182)	(182)	(182)
Dividends Received Deduction	(22)	—	(105)
Company Owned Life Insurance	(269)	(280)	(294)
Other Differences	(16)	3	31
Total Income Taxes	$5,638	$4,102	$3,984

The net deferred tax asset (liability) at December 31 consists of the following:
	2008	2007
Deferred Tax Assets:
Allowance for Loan Losses	$2,871	$2,284
Deferred Compensation and Employee Benefits	1,535	1,557
Unused Tax Credits	—	403
Other-than-temporary Impairment	676	292
Accrued Expenses	487	194
Business Combination Fair Value Adjustments	23	42
Pension and Postretirement Plans	—	64
Net Operating Loss Carryforward	—	23
Other	113	127
Total Deferred Tax Assets	5,705	4,986
Deferred Tax Liabilities:
Depreciation	(345)	(321)
Leasing Activities, Net	(3,254)	(1,926)
Investment in Low Income Housing Partnerships	(262)	(411)
Unrealized Appreciation on Securities	(1,451)	(652)
FHLB Stock Dividends	(440)	(440)
Prepaid Expenses	(408)	—
Intangibles	(254)	(382)
Pension and Postretirement Plans	(30)	—
Other	(18)	(160)
Total Deferred Tax Liabilities	(6,462)	(4,292)
Valuation Allowance	(45)	(45)
Net Deferred Tax Asset (Liability)	$(802)	$649
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

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 11 – Income Taxes (continued)

Retained earnings at December 31, 2008, include approximately $2,995 for which no provision for federal income taxes has been made.  This amount represents allocations of income for allowable bad debt deductions.  Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate.  It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income.  The unrecorded deferred income tax liability on the above amount at December 31, 2008 was approximately $1,018.

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2007 and 2008, and did not recognize any increase in unrecognized benefits during 2008 relative to any tax positions taken in 2008.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2008 and 2007.  The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2004. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2002.

NOTE 12 – Per Share Data

The computation of Earnings per Share and Diluted Earnings per Share are provided below:

	2008	2007	2006
Earnings per Share:
Net Income	$12,803	$9,405	$10,221
Weighted Average Shares Outstanding	11,029,519	11,009,536	10,994,739
Earnings per Share	$1.16	$0.85	$0.93

Diluted Earnings per Share:
Net Income	$12,803	$9,405	$10,221
Weighted Average Shares Outstanding	11,029,519	11,009,536	10,994,739
Stock Options, Net	392	15,690	10,928

Diluted Weighted Average Shares Outstanding	11,029,911	11,025,226	11,005,667
Diluted Earnings per Share	$1.16	$0.85	$0.93

Stock options for 248,871, 257,063, and 320,309 shares of common stock were not considered in computing diluted earnings per common share for 2008, 2007, and 2006, respectively, because they were anti-dilutive.

NOTE 13 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2008, 2007, and 2006 was $338, $355, and $224, respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments:

Years Ending December 31:	Premises and Equipment

2009	$255
2010	212
2011	150
2012	127
2013	83
Thereafter	1,116
Total	$1,943

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2008		2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to Fund Loans:
Consumer Lines	$3,488	$98,592	$3,618	$84,061
Commercial Operating Lines	4,779	122,882	9,121	81,689
Residential Mortgages	—	858	35	2,016
Total Commitments to Fund Loans	$8,267	$222,332	$12,774	$167,766

Commitments to Sell Loans	$27,219	$—	$12,876	$—

Standby Letters of Credit	$975	$7,580	$448	$4,054

The fixed rate commitments to fund loans have interest rates ranging from 3.500% to 18.000% and maturities ranging from less than 1 year to 20 years.  Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments.  Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

NOTE 15 – Fair Value

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

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for Sale Securities	$175,840	$2,190	$172,495	$1,155

Equity securities that do not have readily determinable fair values are carried at cost and are evaluated for impairment on a periodic basis.

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)

Available for Sale
Securities

Beginning Balance, January 1, 2008	$2,092
Other-than-temporary Impairment
Charges Recognized Through Net Income	(937)
Ending Balance, December 31, 2008	$1,155

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired Loans	$2,284	$—	$—	$2,284

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,755, with a valuation allowance of $1,471, resulting in an additional provision for loan losses of $1,017 for the year ended December 31, 2008.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  Values of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sale and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

Fair Value of Financial Instruments

The carrying amount and estimated fair values of the Company’s financial instruments, not previously presented, are provided in the table below.  Since not all of the Company’s assets and liabilities are considered financial instruments, some assets and liabilities are not included in the table.  Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$44,992	$44,992	$27,914	$27,914
Securities Held-to-Maturity	3,326	3,358	4,464	4,496
FHLB Stock and Other Restricted Stock	10,621	N/A	10,621	N/A
Loans, including Loans Held-for-Sale, Net	884,080	892,785	865,374	873,257
Accrued Interest Receivable	7,215	7,215	8,691	8,691
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(587,282)	(587,282)	(489,855)	(489,855)
Other Time Deposits	(354,468)	(357,089)	(387,566)	(388,552)
Short-term Borrowings	(26,056)	(26,056)	(57,384)	(57,384)
Long-term Debt	(105,608)	(111,092)	(86,786)	(89,359)
Accrued Interest Payable	(2,884)	(2,884)	(3,223)	(3,223)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At December 31, 2008 and 2007, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

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

Year ended December 31, 2008

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$41,725	$60	$71	$(919)	$40,937
Net Gains on Sales of Loans and
Related Assets	1,399	—	—	—	1,399
Net Gain (Loss) on Securities	1,031	—	—	(937)	94
Trust and Investment Product Fees	4	2,312	—	(28)	2,288
Insurance Revenues	75	43	6,256	(68)	6,306
Noncash Items:
Provision for Loan Losses	3,990	—	—	—	3,990
Depreciation and Amortization	2,490	25	847	—	3,362
Income Tax Expense	6,383	230	256	(1,231)	5,638
Segment Profit (Loss)	13,185	338	413	(1,133)	12,803
Segment Assets	1,183,773	1,992	8,930	(3,867)	1,190,828

Year ended December 31, 2007

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$39,677	$94	$111	$(1,267)	$38,615
Net Gains on Sales of Loans and
Related Assets	822	—	—	—	822
Net Gain (Loss) on Securities	—	—	—	(680)	(680)
Trust and Investment Product Fees	3	2,690	—	(103)	2,590
Insurance Revenues	102	42	5,727	(77)	5,794
Noncash Items:
Provision for Loan Losses	3,591	—	—	—	3,591
Depreciation and Amortization	2,319	21	800	—	3,140
Income Tax Expense	4,896	316	262	(1,372)	4,102
Segment Profit (Loss)	10,153	481	396	(1,625)	9,405
Segment Assets	1,121,183	2,201	9,675	(1,349)	1,131,710

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

Year ended December 31, 2006
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$37,474	$75	$110	$(1,463)	$36,196
Net Gains on Sales of Loans and
Related Assets	917	—	—	—	917
Net Gain (Loss) on Securities	951	—	—	—	951
Trust and Investment Product Fees	4	2,295	—	(89)	2,210
Insurance Revenues	213	15	4,950	(84)	5,094
Noncash Items:
Provision for Loan Losses	1,382	—	—	(457)	925
Depreciation and Amortization	2,204	23	591	—	2,818
Income Tax Expense	6,990	147	364	(3,517)	3,984
Segment Profit (Loss)	14,243	217	639	(4,878)	10,221
Segment Assets	1,079,212	2,139	9,658	2,415	1,093,424

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash	$1,121	$279
Securities Available-for-Sale, at Fair Value	3,345	5,470
Investment in Subsidiary Bank	113,364	110,147
Investment in Non-banking Subsidiaries	2,188	1,662
Other Assets	4,347	3,929
Total Assets	$124,365	$121,487

LIABILITIES
Borrowings	$17,500	$22,250
Other Liabilities	1,691	2,121
Total Liabilities	19,191	24,371

SHAREHOLDERS’ EQUITY
Common Stock	11,030	11,029
Additional Paid-in Capital	68,371	68,408
Retained Earnings	23,019	16,681
Accumulated Other Comprehensive Income	2,754	998
Total Shareholders’ Equity	105,174	97,116
Total Liabilities and Shareholders’ Equity	$124,365	$121,487

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
INCOME
Dividends from Subsidiaries
Bank	$13,000	$2,000	$24,325
Non-bank	—	500	—
Dividend and Interest Income	57	101	164
Fee Income from Subsidiaries	—	—	379
Net Loss on Securities	(937)	(680)	—
Other Income	39	66	185
Total Income	12,159	1,987	25,053

EXPENSES
Salaries and Employee Benefits	163	367	5,025
Professional Fees	245	309	896
Occupancy and Equipment Expense	8	6	812
Interest Expense	981	1,369	1,627
Provision for Loan Losses	—	—	(457)
Other Expenses	324	413	982
Total Expenses	1,721	2,464	8,885
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	10,438	(477)	16,168
Income Tax Benefit	1,212	1,364	3,423
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	11,650	887	19,591
Equity in Undistributed Income of Subsidiaries	1,153	8,518	(9,370)
NET INCOME	12,803	9,405	10,221

Other Comprehensive Income:
Unrealized Gain on Securities, Net	1,612	1,210	1,242
Changes in Unrecognized Amounts in Pension	—	41	38
Changes in Unrecognized Loss in Postretirement Benefit Obligation	144	30	—
TOTAL COMPREHENSIVE INCOME	$14,559	$10,686	$11,501

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,803	$9,405	$10,221
Adjustments to Reconcile Net Income to Net Cash from Operations
Depreciation	—	—	430
Loss on Securities, net	937	680	—
Provision for Loan Losses	—	—	(457)
Change in Other Assets	(39)	(191)	(40)
Change in Other Liabilities	(493)	(843)	263
Equity Based Compensation	10	331	284
Equity in Undistributed Income of Subsidiaries	(1,153)	(8,518)	9,370
Net Cash from Operating Activities	12,065	864	20,071

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	(250)	(5,000)	(1,881)
Purchase of Securities Available-for-Sale	—	—	(937)
Proceeds from Sales of Securities Available-for-Sale	—	998	1
Property and Equipment Expenditures	—	—	(1,320)
Proceeds from Sale of Property and Equipment	—	—	70
Acquire Banking Entities	—	—	(6,606)
Loans Made to Customers, Net of Payments Received	—	—	4,247
Net Cash from Investing Activities	(250)	(4,002)	(6,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Short-term Borrowings	(3,250)	3,250	(2,500)
Advances in Long-term Debt	—	—	26,500
Repayment of Long-term Debt	(1,500)	(1,000)	(25,000)
Issuance of Common Stock	—	—	17
Employee Stock Purchase Plan	(46)	(118)	(105)
Dividends Paid	(6,177)	(6,174)	(6,162)
Net Cash from Financing Activities	(10,973)	(4,042)	(7,250)

Net Change in Cash and Cash Equivalents	842	(7,180)	6,395
Cash and Cash Equivalents at Beginning of Year	279	7,459	1,064
Cash and Cash Equivalents at End of Year	$1,121	$279	$7,459

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 18 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the periods ended December 31, 2008, 2007, and 2006 were classified as follows:

	2008	2007	2006
Beginning of Year	$9,655	$9,655	$3,813
Acquired Goodwill	—	—	5,842
Impairment	—	—	—
End of Year	$9,655	$9,655	$9,655

Of the $9,655 carrying amount of goodwill, $8,323 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the periods ended December 31, 2008, 2007, and 2006.

Acquired intangible assets were as follows as of year end:	2008
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$2,372	$1,253
Unidentified Branch Acquisition Intangible	257	243
Insurance
Customer List	4,813	2,805
Total	$7,442	$4,301

	2007
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$2,372	$1,067
Unidentified Branch Acquisition Intangible	257	226
Insurance
Customer List	4,813	2,119
Total	$7,442	$3,412

Amortization Expense was $889, $894, and $698 for 2008, 2007, and 2006.

Estimated amortization expense for each of the next five years is as follows:

2009	$882
2010	726
2011	457
2012	457
2013	387

NOTE 19 – Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:
	2008	2007	2006
Unrealized Holding Gains on
Securities Available-for-Sale	$2,506	$1,158	$2,869
Reclassification Adjustments for (Gains) Losses
Later Realized in Income	(94)	680	(951)
Net Unrealized Gains	2,412	1,838	1,918
Change in Minimum Pension Liability	—	—	62
Amortization of Amounts Included in Net Periodic
Pension Costs	11	70	—
Unrecognized Loss on Pension	(11)	(2)	—
Unrecognized Gain on Postretirement Benefits	238	49	—
Tax Effect	(894)	(674)	(700)
Other Comprehensive Income	$1,756	$1,281	$1,280

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (continued)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	At	Period	at
	12/31/2007	Change	12/31/2008
Unrealized Gains on Securities Available-for-Sale	$1,096	$1,612	$2,708
Unrecognized Losses on Pension Benefits	(128)	—	(128)
Unrecognized Gains on Postretirement Benefits	30	144	174
Total	$998	$1,756	$2,754

NOTE 20 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2008
First Quarter	$17,825	$10,119	$3,020	$0.27	$0.27
Second Quarter	16,778	10,065	3,111	0.28	0.28
Third Quarter	16,729	10,446	3,319	0.30	0.30
Fourth Quarter	16,513	10,307	3,353	0.30	0.30

2007
First Quarter	$17,329	$9,375	$1,479	$0.13	$0.13
Second Quarter	17,958	9,494	2,643	0.24	0.24
Third Quarter	18,638	9,731	2,508	0.23	0.23
Fourth Quarter	18,336	10,015	2,775	0.25	0.25

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2009, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2009 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance.  Information relating to Section 16(a) compliance will be included in the 2009 Proxy Statement under the caption of "Section 16(a):  Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

Audit Committee Identification.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2009 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

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

Item 11.  Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors, (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2009 Proxy Statement of the Company, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Stock by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2009 Proxy Statement of the Company, which sections are incorporated herein by reference.

Equity Compensation Plan Information.

The Company maintains three plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation:  its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made after April 21, 2009), and its 1999 Employee Stock Purchase Plan (under which no new grants may be made and under which options granted in respect of the current plan year will be settled on August 16, 2009).  Each of these three plans was approved by the requisite vote of the Company's common shareholders in the year of adoption by the Board of Directors.  The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above.   The following table sets forth information regarding these plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	248,871	(a)	$16.25	1,087,193	(b)

Equity compensation plans not approved by security holders	—		—	—

Total	248,871		$16.25	1,087,193

 (a) Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2009 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2008 during the plan year that commenced in August 2008.  Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2009, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b) Represents 289,672 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 797,521 shares that were available for grant or issuance at December 31, 2008 under the 1999 Long-Term Equity Incentive Plan.   Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards in any given fiscal year is equal to the sum of (i) one percent of the number of Common Shares outstanding as of the last day of the Company's prior fiscal year, plus (ii) the number of Common Shares that were available for the grant of awards, but were not granted, under the Plan in any previous fiscal year.  Under no circumstances, however, may the number of Common Shares available for the grant of awards in any fiscal year under the Long-Term Equity Incentive Plan exceed one and one-half percent of the Common Shares outstanding as of the last day of the prior fiscal year.   The 797,521 shares available at December 31, 2008 and included in the above table represent only the carryover of shares that may be the subject of grants of awards under the Long-Term Equity Incentive Plan in 2009 prior to expiration; the Company during 2009 (in addition to this carryover amount) may grant an additional 110,383 shares, representing one percent of the number of Common Shares that were outstanding at December 31, 2008, under the Long-Term Equity Incentive Plan.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 9 to the consolidated financial statements in Item 8 of this Report.

Item 13.  Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2009 Proxy Statement of the Company, which sections are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information responsive to this item 14 will be included in the 2009 Proxy Statement under the caption “Principal Accountant Fees and Services,” which section is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

a) Financial Statements

The following items are included in Item 8 of this report:

Page #
German American Bancorp, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm on Financial Statements	31

Consolidated Balance Sheets at December 31, 2008 and 2007	32

Consolidated Statements of Income, years ended December 31, 2008, 2007, and 2006	33

Consolidated Statements of Changes in Shareholders’ Equity, years ended December 31, 2008, 2007, and 2006	34

Consolidated Statements of Cash Flows, years ended December 31, 2008, 2007, and 2006	35

Notes to the Consolidated Financial Statements	36-65

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

GERMAN AMERICAN BANCORP, INC
(Registrant)

Date: March 2, 2009	By /s/Mark A. Schroeder
Mark A. Schroeder, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 2, 2009	By/s/Mark A. Schroeder
Mark A. Schroeder, President and Chief Executive
Officer (principal executive officer), Director

Date:	March 2, 2009	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 2, 2009	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 2, 2009	By/s/Richard E. Forbes
Richard E. Forbes, Director

Date:	March 2, 2009	By/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 2, 2009	By/s/J. David Lett
J. David Lett, Director

Date:	March 2, 2009	By/s/Gene C. Mehne
Gene C. Mehne, Director

Date:
Larry J. Seger, Director

Date:	March 2, 2009	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 2, 2009	By/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and
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
10.2
Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by former director George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors, some of whom remain directors of the Registrant). The schedule following such Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as such Exhibit 10.4.*

10.3
The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008 is incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007*

10.4	Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.5
Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.6
First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.7
Form of Employee Stock Option Agreement (new grant, five-year expiration, five year 20% vesting) typically issued during 2005 and prior periods to executive officers and other key employees as incentives is incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.8
Form of Employee Stock Option Agreement (Replacement Grant) typically issued during 2005 and prior periods to persons who exercise other stock options using common shares as payment for the exercise price (one year vesting) is incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9
Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes) is incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.10
Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes) is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11
Description of Director Compensation Arrangements for the 12 month period ending at 2008 Annual Meeting of Shareholders is incorporated by reference from the description included in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, filed March 20, 2008, under the caption “DIRECTOR COMPENSATION.*

10.12
Description of Director Compensation Arrangements for the 12 month period ending at the 2009 Annual Meeting of Shareholders is incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10.13
Description of Executive Management Incentive Plan for 2006 (awards payable in 2007) is incorporated by reference from the description contained in Item 1.01 of the Registrant's Current Report on Form 8-K filed February 17, 2006.*

10.14
Description of Executive Management Incentive Plan for 2007 (awards payable in 2008) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed February 12, 2007.*

10.15
Description of Executive Management Incentive Plan for 2008 (awards payable in 2009) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed February 28, 2008.*

10.16
Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust is incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002*

10.17
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 1999 Long-Term Equity Incentive Plan is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed February 17, 2006.*

10.18
Resolutions of Stock Option Committee of Board of Directors of the Registrant amending outstanding stock options by accelerating in full all vesting periods and exercise date restrictions and terminating replacement stock option privileges in connection with future option exercises, adopted by written consent effective December 29, 2005, is incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005.*

10.19
Early Retirement and General Release Agreement dated May 7, 2008 between German American Bancorp and Stan Ruhe, is incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10.20
Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc., is incorporated by reference from Exhibit 99.1 to the Registrant's Current  Report on 8-K  filed January 5, 2007.

10.21
Agreed Upon Terms and Procedures dated December 29, 2006, executed and delivered by German American Bancorp, Inc. to JPMorgan Chase Bank, N.A., is incorporated by reference from Exhibit 99.2 to the Registrant's Current  Report on 8-K  filed January 5, 2007.

10.22
Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc., dated September 28, 2007, is incorporated by reference from Exhibit 99 to the Registrant's Current  Report on 8-K  filed October 1, 2007.

10.23
Second Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., dated September 30, 2008, is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President (Principal Financial Officer).
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President (Principal Financial Officer).

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

GERMAN AMERICAN BANCORP, INC.  WILL FURNISH TO ANY SHAREHOLDER AS OF FEBRUARY 27, 2009, A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT.  SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, INC., ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.