Form 10-Q
period 2009-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2009-05-08
CIK 714395

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2009

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

YES   ☒       NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   ☒       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large Accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 1, 2009
Common Stock, no par value	11,073,063

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2008, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks,” and by Part II, Item 1A of this Report (“Risk Factors”).

*****

INDEX

PART I.              FINANCIAL INFORMATION
Item 1.                Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	March 31,	December 31,
	2009	2008

ASSETS
Cash and Due from Banks	$18,450	$17,201
Federal Funds Sold and Other Short-term Investments	28,930	27,791
Cash and Cash Equivalents	47,380	44,992

Securities Available-for-Sale, at Fair Value	198,526	175,840
Securities Held-to-Maturity, at Cost (Fair value of $3,069 and $3,358 on March 31, 2009 and December 31, 2008, respectively)	3,018	3,326

Loans Held-for-Sale	13,172	3,166

Loans	872,366	892,511
Less: Unearned Income	(1,822)	(2,075)
Allowance for Loan Losses	(10,044)	(9,522)
Loans, Net	860,500	880,914

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	21,970	22,330
Other Real Estate	2,367	1,818
Goodwill	9,655	9,655
Intangible Assets	2,920	3,141
Company Owned Life Insurance	23,579	23,338
Accrued Interest Receivable and Other Assets	10,595	11,687
TOTAL ASSETS	$1,204,303	$1,190,828

LIABILITIES
Non-interest-bearing Demand Deposits	$149,197	$147,977
Interest-bearing Demand, Savings, and Money Market Accounts	448,550	439,305
Time Deposits	354,744	354,468
Total Deposits	952,491	941,750

FHLB Advances and Other Borrowings	130,036	131,664
Accrued Interest Payable and Other Liabilities	13,723	12,240
TOTAL LIABILITIES	1,096,250	1,085,654

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,073	11,030
Additional Paid-in Capital	68,446	68,371
Retained Earnings	24,417	23,019
Accumulated Other Comprehensive Income	4,117	2,754
TOTAL SHAREHOLDERS’ EQUITY	108,053	105,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,204,303	$1,190,828
End of period shares issued and outstanding	11,073,063	11,030,288

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$13,394	$15,459
Interest on Federal Funds Sold and Other Short-term Investments	17	186
Interest and Dividends on Securities:
Taxable	2,190	1,995
Non-taxable	256	185
TOTAL INTEREST INCOME	15,857	17,825

INTEREST EXPENSE
Interest on Deposits	4,005	6,187
Interest on FHLB Advances and Other Borrowings	1,211	1,519
TOTAL INTEREST EXPENSE	5,216	7,706

NET INTEREST INCOME	10,641	10,119
Provision for Loan Losses	750	1,344
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,891	8,775

NON-INTEREST INCOME
Trust and Investment Product Fees	390	587
Service Charges on Deposit Accounts	1,060	1,183
Insurance Revenues	1,487	1,903
Other Operating Income	742	750
Net Gains on Sales of Loans and Related Assets	565	324
Net Gain on Securities	—	285
TOTAL NON-INTEREST INCOME	4,244	5,032

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,614	5,327
Occupancy Expense	867	854
Furniture and Equipment Expense	662	618
FDIC Premiums	335	26
Data Processing Fees	357	406
Professional Fees	607	564
Advertising and Promotion	288	233
Supplies	135	135
Intangible Amortization	221	222
Other Operating Expenses	995	963
TOTAL NON-INTEREST EXPENSE	10,081	9,348

Income before Income Taxes	4,054	4,459
Income Tax Expense	1,112	1,439
NET INCOME	$2,942	$3,020

COMPREHENSIVE INCOME	$4,305	$4,183

Earnings Per Share and Diluted Earnings Per Share	$0.27	$0.27
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,942	$3,020
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	(111)	(399)
Depreciation and Amortization	898	834
Loans Originated for Sale	(46,525)	(29,326)
Proceeds from Sales of Loans Held-for-Sale	36,995	28,734
Loss in Investment in Limited Partnership	41	43
Provision for Loan Losses	750	1,344
Gain on Sale of Loans, net	(565)	(324)
Gain on Securities Sales, Net	—	(285)
Loss on Sales of Other Real Estate and Repossessed Assets	57	6
Loss / (Gain) on Disposition and Impairment of Premises and Equipment	11	(18)
Increase in Cash Surrender Value of Company Owned Life Insurance	(241)	(203)
Equity Based Compensation	118	—
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,591	1,225
Interest Payable and Other Liabilities	(636)	1,070
Net Cash from Operating Activities	(3,675)	5,721

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	9,042	23,704
Proceeds from Sales of Securities Available-for-Sale	—	16,130
Purchase of Securities Available-for-Sale	(29,587)	(30,865)
Proceeds from Maturities of Securities Held-to-Maturity	309	404
Purchase of Loans	(550)	(16,259)
Proceeds from Sales of Loans	3,603	1,048
Loans Made to Customers, Net of Payments Received	15,885	23,971
Proceeds from Sales of Other Real Estate	111	309
Property and Equipment Expenditures	(333)	(1,047)
Proceeds from Sales of Property and Equipment	—	56
Net Cash from Investing Activities	(1,520)	17,451

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	10,756	39,269
Change in Short-term Borrowings	(1,600)	(24,690)
Advances of Long-term Debt	—	25,000
Repayments of Long-term Debt	(29)	(24)
Dividends Paid	(1,544)	(1,544)
Net Cash from Financing Activities	7,583	38,011

Net Change in Cash and Cash Equivalents	2,388	61,183
Cash and Cash Equivalents at Beginning of Year	44,992	27,914
Cash and Cash Equivalents at End of Period	$47,380	$89,097

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited, dollars in thousands except per share data)
Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry.  The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature.  Certain prior year amounts have been reclassified to conform with current classifications.  It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2008 Annual Report on Form 10-K.

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	March 31,
	2009	2008
Earnings per Share:
Net Income	$2,942	$3,020

Weighted Average Shares Outstanding	11,036,942	11,029,484
Earnings per Share	$0.27	$0.27

Diluted Earnings per Share:
Net Income	$2,942	$3,020

Weighted Average Shares Outstanding	11,036,942	11,029,484
Potentially Dilutive Shares, Net	—	123
Diluted Weighted Average Shares Outstanding	11,036,942	11,029,607

Diluted Earnings per Share	$0.27	$0.27

Stock options for 201,254 and 241,827 shares of common stock were not considered in computing diluted earnings per share for the quarter ended March 31, 2009 and 2008, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited, dollars in thousands except per share data)
Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2009 and December 31, 2008, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

March 31, 2009
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	18,138	598	(27)	18,709
Mortgage-backed Securities	170,956	5,995	(2)	176,949
Equity Securities	3,241	—	(373)	2,868
Total	$192,335	$6,593	$(402)	$198,526

December 31, 2008
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	16,561	307	—	16,868
Mortgage-backed Securities	151,499	4,132	(4)	155,627
Equity Securities	3,620	44	(319)	3,345
Total	$171,680	$4,483	$(323)	$175,840

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2009 and December 31, 2008, were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
March 31, 2009
Obligations of State and Political Subdivisions	$3,018	$51	$—	$3,069

December 31, 2008
Obligations of State and Political Subdivisions	$3,326	$32	$—	$3,358

Below is a summary of securities with unrealized losses as of March 31, 2009 and December 31, 2008, presented by length of time the securities have been in a continuous unrealized loss position:

At March 31, 2009:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	917	(27)	—	—	917	(27)
Mortgage-backed Securities	3,235	(1)	2	(1)	3,237	(2)
Equity Securities	1,650	(373)	—	—	1,650	(373)
Total	$5,802	$(401)	$2	$(1)	$5,804	$(402)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

The Company’s equity securities consist of non-controlling investments in other banking organizations.  As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.    At March 31, 2009 and December 31, 2008, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due principally to the overall financial condition of the issuers, the near term prospects for the issuers, and the length of time that fair value has been less than cost.

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	March 31,	December 31,
	2009	2008

Commercial and Industrial Loans	$510,324	$505,191
Agricultural Loans	144,524	159,923
Consumer Loans	123,354	127,343
Residential Mortgage Loans	94,164	100,054
Total Loans	$872,366	$892,511
Less: Unearned Income	(1,822)	(2,075)
Allowance for Loan Losses	(10,044)	(9,522)
Loans, Net	$860,500	$880,914

Information Regarding Impaired Loans:

Impaired Loans with No Allowance for Loan Losses Allocated	$1,881	$1,713
Impaired Loans with Allowance for Loan Losses Allocated	4,015	4,232

Amount of Allowance Allocated to Impaired Loans	2,039	1,797

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited, dollars in thousands except per share data)
Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:
	March 31,	March 31,
	2009	2008

Balance as of January 1	$9,522	$8,044
Provision for Loan Losses	750	1,344
Recoveries of Prior Loan Losses	514	149
Loan Losses Charged to the Allowance	(742)	(339)
Balance as of March 31	$10,044	$9,198

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

Three Months Ended
March 31, 2009		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,747	$1	$13	$(120)	$10,641
Net Gains on Sales of Loans and
Related Assets	565	—	—	—	565
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	390	—	(1)	390
Insurance Revenues	16	2	1,483	(14)	1,487
Noncash Item:
Provision for Loan Losses	750	—	—	—	750
Depreciation and Amortization	665	7	226	—	898
Income Tax Expense	1,342	(53)	23	(200)	1,112
Segment Profit (Loss)	2,950	(80)	36	36	2,942
Segment Assets	1,197,562	1,929	8,640	(3,828)	1,204,303

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited, dollars in thousands except per share data)

Note 6 – Segment Information (continued)

Three Months Ended
March 31, 2008		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,395	$32	$20	$(328)	$10,119
Net Gains on Sales of Loans and
Related Assets	324	—	—	—	324
Net Gain on Securities	285	—	—	—	285
Trust and Investment Product Fees	1	611	—	(25)	587
Insurance Revenues	19	2	1,900	(18)	1,903
Noncash Item:
Provision for Loan Losses	1,344	—	—	—	1,344
Depreciation and Amortization	623	7	204	—	834
Income Tax Expense	1,415	64	243	(283)	1,439
Segment Profit (Loss)	2,829	98	396	(303)	3,020
Segment Assets	1,165,919	2,272	9,594	(2,825)	1,174,960

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of March 31, 2009, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the three months ended March 31, 2009.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At March 31, 2009, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2009 and 2008, the Company granted no options, and accordingly, recorded no stock option expense related to option grants.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to March 31, 2009 and 2008.

During the quarter ended March 31, 2009, the Company granted awards of 42,775 shares of restricted stock.  The expense recorded for the restricted stock grants totaled $71, net of an income tax benefit of $47, during the three months ended March 31, 2009.  Unrecognized expense associated with the restricted stock grants totaled $352 as of March 31, 2009.  During the quarter ended March 31, 2008, the Company granted no restricted stock awards.  Therefore, there was no compensation expense related to restricted share grants during the three month period ended March 31, 2008.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (unaudited, dollars in thousands except per share data)

Note 8 – Equity Plans and Equity Based Compensation (continued)

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount.  The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year.  The purchase price of the shares under this Plan is 95% of the fair market value of the Company’s common stock as of the last day of the plan year.  The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.  Funding for the purchase of common stock is from employee and Company contributions. The Employee Stock Purchase Plan was not considered compensatory and no expense was recorded during the 2007/2008 and 2008/2009 plan years.

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.  The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended
	March 31,
	2009	2008
Service Cost	$—	$—
Interest Cost	9	9
Expected Return on Assets	(2)	(3)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	(1)	(1)
Recognition of Net (Gain)/Loss	4	5
Net Periodic Benefit Cost	$10	$10

Loss on Settlements and Curtailments	None	None

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $54 to the pension plan during the fiscal year ending December 31, 2009.  As of March 31, 2009, the Company had not made any contributions to the plan.

Note 10 – Fair Value

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (unaudited, dollars in thousands except per share data)

Note 10 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for Sale Securities	$198,526	$2,091	$195,659	$776

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-Sale Securities	$175,840	$2,190	$172,495	$1,155

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Available-for-Sale
Securities

Beginning Balance, January 1, 2009	$1,155
Sale of Securities	(379)
Other-than-temporary Impairment Charges Recognized Through Net Income	—
Ending Balance, March 31, 2009	$776

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (unaudited, dollars in thousands except per share data)

Note 10 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$1,787	$—	$—	$1,787

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$2,284	$—	$—	$2,284

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,644 with a valuation allowance of $1,857, resulting in an additional provision for loan losses of $773 for the period ended March 31, 2009.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  Values of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sale and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Note 11 – New Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R)  became effective for the Company on January 1, 2008.  The impact of the adoption of this standard will depend upon the nature of any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 became effective for the Company on January 1, 2009.  The adoption of FAS No. 160 did not have a significant impact on the Company’s results of operations or financial position.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (unaudited, dollars in thousands except per share data)

Note 11 – New Accounting Pronouncements (continued)

Recently Issued and Not Yet Effective Accounting Standards:

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter.

Note 12 – Subsequent Events

On April 30, 2009, the Company issued $19,250,000 of 8% redeemable subordinated debentures that will mature on March 30, 2019 for a purchase price to the Company (before offering expenses) of $19,250,000.  The Company has the right to redeem the debentures on or after March 30, 2012.  The principal amount of these debentures upon issue was immediately includable in the Company’s Tier 2 regulatory capital under banking agency regulatory standards.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2009 and December 31, 2008 and the consolidated results of operations for the three months ended March 31, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2008 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2008 Annual Report on Form 10-K.

During the first quarter of 2009, the Company generated earnings of $2,942,000 or $0.27 per share.  On a per share basis, first quarter 2009 earnings were equal to the $0.27 per share recorded in the first quarter of 2008.  On a net income basis, first quarter earnings were $78,000 or approximately 3% less than the $3,020,000 reported in the first quarter of 2008.  Earnings in the first quarter 2009 compared with the first quarter 2008 were affected by an improved net interest margin and lower levels of provision for loan losses, offset by lower non-interest revenues and higher non-interest operating costs.  Each of these areas will be discussed in more detail below.

On April 30, 2009, as previously reported by the Company’s Current Report on Form 8-K filed May 4, 2009, the Company issued $19,250,000 of 8% redeemable subordinated debentures that will mature in 2019 for a purchase price to the Company (before offering expenses) of $19,250,000. The principal amount of these debentures upon issue was immediately includable in the Company’s Tier 2 regulatory capital under banking agency regulatory standards.  While the Company had no immediate need for this additional capital, as the Company was already well-capitalized under all applicable banking agency regulatory standards, management believes that raising this additional regulatory capital will further strengthen the Company’s capital base and serve as additional protection from any impact of the current economic downturn.  Management believes its markets will present additional loan opportunities in the future, and this additional regulatory capital will provide the Company the ability to make these additional loans while remaining a well-capitalized institution for bank regulatory purposes.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.  As of March 31, 2009, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $402,000.  As of March 31, 2009, held-to-maturity securities had a gross unrecognized gain of approximately $51,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income declined $78,000 or 3% to $2,942,000 or $0.27 per share for the quarter ended March 31, 2009, compared to $3,020,000 or $0.27 per share for the first quarter of 2008.  The relatively stable earnings in the first quarter 2009 compared with the first quarter 2008 were attributable to an improved net interest margin, lower levels of provision for loan losses offset by lower non-interest revenues and higher non-interest operating costs.

Net Interest Income:

Net interest income is the Company’s single largest source of earnings, and represents the difference between interest and fees realized on earning assets, less interest paid on deposits and borrowed funds.  The following table summarizes the Company’s net interest income (on a tax-equivalent basis, at an effective tax rate of 34%) for each of the periods presented herein (dollars in thousands):

	Three Months Ended March 31,		Change from Prior Period
	2009	2008	Amount	Percent
Interest Income (T/E)	$16,045	$17,950	$(1,905)	(10.6)%
Interest Expense	5,216	7,706	(2,490)	(32.3)%
Net Interest Income (T/E)	$10,829	$10,244	$585	5.7%

Net interest income increased $522,000 or 5% (an increase of $585,000 or 6% on a tax-equivalent basis) for the quarter ended March 31, 2009 compared with the same quarter of 2008.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the first quarter 2009 was 3.92% compared to 3.89% for the first quarter of 2008.  The yield on earning assets totaled 5.82% during the quarter ended March 31, 2009 compared to 6.83% in the same period of 2008 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.90% during 2009 compared to 2.94% in 2008.

Average earning assets totaled approximately $1.114 billion for the quarter ended March 31, 2009 compared with $1.056 billion for the quarter ended March 31, 2008.  During the first quarter of 2009, average loans outstanding totaled $887.9 million, an increase of $19.5 million or 2%, compared to the $868.4 million in average loans outstanding during the first quarter of 2008.  The remainder of the increase in average earning assets was related to an increased securities portfolio.  The key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000.  During the first quarter of 2009, average core deposits totaled $845.0 million, an increase of $55.1 million or 7%, compared to the $789.9 million in average core deposits during the first quarter of 2008.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan loss totaled $750,000 during the quarter ended March 31, 2009, representing a decrease of $594,000 from the first quarter 2008 provision of $1,344,000. The higher level of provision for loan losses during the first quarter of 2008 compared with the first quarter of 2009 was primarily attributable to provision during the first quarter of 2008 on a single non-performing loan secured by an apartment complex.

During the first quarter of 2009, the annualized provision for loan loss represented 0.34% of average loans outstanding compared with 0.62% on an annualized basis of average loans outstanding during the first quarter of 2008.  Net charge-offs totaled $228,000 or 0.10% on an annualized basis of average loans outstanding during the three months ended March 31, 2009 compared with $190,000 or 0.09% on an annualized basis of average loans outstanding during the same period of 2008.

The provisions for loan losses made during the quarter ended March 31, 2009 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the first quarter of 2009, non-interest income declined approximately 16% over the first quarter of 2008.

	Three Months		Change from Prior Period
	Ended March 31,		Amount	Percent
	2009	2008	Change	Change

Trust and Investment Product Fees	$390	$587	$(197)	(34)%
Service Charges on Deposit Accounts	1,060	1,183	(123)	(10)%
Insurance Revenues	1,487	1,903	(416)	(22)%
Other Operating Income	742	750	(8)	(1)%
Subtotal	3,679	4,423	(744)	(17)%
Net Gains on Sales of Loans and Related Assets	565	324	241	74%
Net Gain (Loss) on Securities	—	285	(285)	(100)%
Total Non-interest Income	$4,244	$5,032	$(788)	(16)%

Trust and investment product fees decreased 34% during the first quarter of 2009 compared with the same period of 2008.  Management believes this decline was primarily attributable to difficult and volatile economic and market conditions. Deposit service charges and fees declined by 10% due in large part to less customer utilization of the Company’s overdraft protection program.  Insurance revenues declined 22% due to a reduced level of contingency revenue at the Company’s property and casualty insurance subsidiary, German American Insurance.

During the quarter ended March 31, 2009, the net gain on sale of residential loans increased 74% over the gain recognized in the quarter ended March 31, 2008.  The increase was attributable to higher levels of residential loan sales and a larger pipeline of residential mortgage loans in the first quarter of 2009, compared to the same period of 2008.

The Company had no gain from security sale activity during the first quarter of 2009.  During the first quarter of 2008, the Company recognized a net gain on securities of $285,000 resulting from the sale of approximately $16 million of agency mortgage related securities and a gain on the mandatory redemption on a portion of the Company’s VISA stock holdings acquired as part of the initial public offering of VISA, Inc.

Non-interest Expense:

During the quarter ended March 31, 2009, non-interest expense increased approximately 8% compared with the same period of 2008.

	Three Months		Change from Prior Period
	Ended March 31,		Amount	Percent
	2009	2008	Change	Change

Salaries and Employee Benefits	$5,614	$5,327	$287	5%
Occupancy, Furniture and Equipment Expense	1,529	1,472	57	4%
FDIC Premiums	335	26	309	1,188%
Data Processing Fees	357	406	(49)	(12)%
Professional Fees	607	564	43	8%
Advertising and Promotion	288	233	55	24%
Intangible Amortization	221	222	(1)	0%
Other Operating Expenses	1,130	1,098	32	3%
Total Non-interest Expense	$10,081	$9,348	$733	8%

Salaries and benefits expense increased approximately 5% during the first quarter of 2009 compared with the first quarter of 2008.  The increase was nearly exclusively related to an increase in costs associated with the Company’s self-insured health insurance plan.

The Company’s FDIC insurance assessments increased in excess of $300,000 during the first quarter of 2009 compared with the first quarter of 2008.  The Company’s subsidiary bank is required to pay deposit insurance premiums to the FDIC.  Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Company’s subsidiary bank, in order to begin recapitalizing the fund.  Insurance assessments ranged from 0.12% to 0.50% of total deposits for the first quarter of 2009.  Effective April 1, 2009 insurance assessments will range from ..07% to 0.78%, depending on an institution’s risk classification and other factors.  The Company was in the lower end of the assessment range during the first quarter of 2009.

In addition, under an interim rule adopted during the first quarter of 2009 subject to public comment, the FDIC proposed to impose a one-time 20 basis point emergency assessment on all insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009.  The FDIC has subsequently indicated the amount of this special assessment could decrease if certain events transpire.  The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect of deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.  Each basis point of any future special assessment during 2009, based on the Company's most recent FDIC deposit insurance assessment, would cost the Company, on a pre-tax basis, approximately $95,000 in additional FDIC deposit insurance premium expense.  While the interim rules are subject to change and the exact amount of the special assessment is reportedly under legislative and regulatory study, the Company expects that a material special assessment will be assessed by the FDIC in respect of the insured deposits of all banks as of June 30, 2009. Given the enacted and proposed increases in assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact upon operating expenses in 2009 compared to 2008.

Income Taxes:

The Company’s effective income tax rate approximated 27.4% during the three months ended March 31, 2009 compared with 32.3% during the same period of 2008.  The effective tax rate in both 2009 and 2008 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2009 increased $13.5 million to $1.204 billion compared with $1.191 billion in total assets at December 31, 2008.  Cash and cash equivalents increased $2.4 million to $47.4 million at March 31, 2009 compared with $45.0 million at year-end 2008.  Securities available-for-sale increased $22.7 million to $198.5 million at March 31, 2009 compared with $175.8 million at year-end 2008.  The increase in securities available-for-sale was attributable to deposit growth and declines in the Company’s loan portfolio.

End-of-period loans outstanding declined by 9% on an annualized basis during the first quarter of 2009.  The decrease was largely attributable to a seasonal decline in the Company’s agriculture related loan portfolio.  In addition, the Company’s residential loan portfolio declined as market interest rates have continued to trend lower.  The Company continues to actively originate residential mortgage loans, with the vast majority of production being sold into the secondary market.  Partially offsetting the declines in other segments of the portfolio was an increase in the Company’s commercial and industrial loan portfolio (including both real estate and non-real estate loans).

End of Period Loan Balances:

	March 31, 2009	December 31, 2008	Current Period Change	Annualized Percent Change

Commercial & Industrial Loans	$510,324	$505,191	$5,133	4%
Agricultural Loans	144,524	159,923	(15,399)	(39)%
Consumer Loans	123,354	127,343	(3,989)	(13)%
Residential Mortgage Loans	94,164	100,054	(5,890)	(24)%
	$872,366	$892,511	$(20,145)	(9)%

The Company’s allowance for loan losses totaled $10.0 million at March 31, 2009, an increase of $522,000 or 5%, compared with $9.5 million at year-end 2008.  The allowance for loan losses represented 1.15% of period end loans at March 31, 2009 compared with 1.07% of period end total loans at December 31, 2008.

End-of-period deposits increased approximately 5% at March 31, 2009 compared with year-end 2008.  The increase was attributable to growth across all segments of the Company’s core deposit base which is defined as its demand deposits (interest-bearing and non-interest-bearing), savings, money market, and time deposits in denominations of less than $100,000.

End of Period Deposit Balances:

	March 31, 2009	December 31, 2008	Current Period Change	Annualized Percent % Change

Non-interest-bearing Demand Deposits	$149,197	$147,977	$1,220	3%
Interest-bearing Demand, Savings, & Money Market Accounts	448,550	439,305	9,245	8%
Time Deposits < $100,000	253,504	250,339	3,165	5%
Time Deposits of $100,000 or more & Brokered Deposits	101,240	104,129	(2,889)	(11)%
	$952,491	$941,750	$10,741	5%

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Non-accrual Loans	$7,984	$8,316
Past Due Loans (90 days or more)	253	34
Restructured Loans	—	—
Total Non-performing Loans	8,237	8,350
Other Real Estate	2,367	1,818
Total Non-performing Assets	$10,604	$10,168

Non-performing Loans to Total Loans	0.95%	0.94%
Allowance for Loan Loss to Non-performing Loans	121.94%	114.04%

The Company’s level of non performing loans declined modestly, by $113,000 or approximately 1%, during the first quarter of 2009 compared with year-end 2008.  Non-performing loans represented 0.95% of total loans outstanding at March 31, 2009 compared with 0.94% at year-end 2008.  The Company’s level of non-performing assets increased by $436,000 or 4% during the first quarter 2009.  This modest increase was attributable to an increase in other real estate owned.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of March 31, 2009.

At March 31, 2009, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	March 31,	December 31,
	Purposes	2009	2008

Leverage Ratio	4.00%	7.70%	7.54%
Tier 1 Capital to Risk-adjusted Assets	4.00%	9.71%	9.37%
Total Capital to Risk-adjusted Assets	8.00%	11.63%	11.42%

As of March 31, 2009, shareholders’ equity increased by $2.9 million to $108.1 million compared with $105.2 million at year-end 2008.  The increase in shareholders’ equity was attributable to an increase of $1.4 million in retained earnings and an increase of  $1.4 million in accumulated other comprehensive income.  Shareholders’ equity represented 9.0% of total assets at March 31, 2009 and 8.8% at December 31, 2008.   Shareholders’ equity included $12.6 million of goodwill and other intangible assets at March 31, 2009, compared to $12.8 million of goodwill and other intangible assets at December 31, 2008.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents increased $2.4 million during the three months ended March 31, 2009 ending at $47.4 million.  During the three months ended March 31, 2009, operating activities resulted in net cash outflows of $3.7 million.  Investing activities resulted in net cash outflows of $1.5 million during the three months ended March 31, 2009 due primarily to growth in the Company’s available-for-sale securities portfolio.  Financing activities resulted in net cash inflows for the three month period ended March 31, 2009 of $7.6 million due primarily to growth of deposits of $10.7 million offset partially by a net cash outflow of $1.5 million in dividends paid to shareholders.

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

In this Report, the Company’s statements regarding its expectations concerning the likelihood of future special FDIC insurance assessments, that the debentures issued April 30, 2009, will constitute Tier 2 regulatory capital, and that future opportunities in its market area will exist for additional loans and that the additional capital will position it to make additional loans while remaining a well-capitalized institution for bank regulatory purposes, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement.  The discussions in this Item 2 list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements.  Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; of the possibility that the Company may acquire other businesses or intangible customer relationships of other companies and the costs of integrations of such acquired businesses and intangible customer relationships; the introduction, withdrawal, success, and timing of business initiatives and strategies, including asset/liability management strategies; changes in customer borrowing, repayment, investment, and deposit practices; changes in fiscal, monetary, and tax policies; changes in financial and capital markets including those arising from the continuing uncertainties commonly associated with the mortgage-backed securities markets and the auction-rate securities markets, the financial stability of bond insurers, and the unknown impact upon the financial and credit markets of the exercise by the Treasury of its authority under the EESA; the possibility of a recession or other adverse change in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration;  the impact, extent and timing of technological changes; possible future capital management activities that the Company may utilize, including possible future sales or repurchases or redemptions by the Company of debt or equity securities issued by it or that it may issue, under the TARP Capital Purchase Program or the Temporary Liquidity Guarantee Program (or both) or otherwise; actions of the Federal Reserve Board; actions of the Treasury and the Federal Deposit Insurance Corporation under the Emergency Economic Stabilization Act of 2008 and the Federal Deposit Insurance Act (and specifically actions of the Federal Deposit Insurance Corporation in respect of special assessments of deposit insurance premiums as discussed above under “Results of Operations – Non-interest Expense”), and other legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued  availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2008, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2009

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	$139,477	(0.24)%	11.82%	24 b.p.
Base	139,814	—	11.58%	—
-2%	112,424	(19.59)%	9.24%	(234) b.p.

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

Item 4.   Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

In Item 1A, "Risk Factors," of the Annual Report on Form 10-K for the year ended December 31, 2008, of German American Bancorp, Inc. (which was referred to in that Item 1A as "we" or "us" or "our", which first person usage is continued in this Item 1A), we described some of the principal risks and uncertainties to which our industry in general, and we and our assets and businesses specifically, are subject.   Included among those risk factors was a risk factor (under the subheading "Risks Related to the Financial Services Industry Including Recent Market, Legislative and Regulatory Events") that was captioned, "There can be no assurance that recently enacted legislation will stabilize the U.S. financial system."

In order to update the information in that risk factor to describe risks resulting from interim rules adopted by the Federal Deposit Insurance Corporation during the first quarter of 2009, we are now changing that risk factor by dividing its content into the following two risk factors, which together replace the prior risk factor headed, "There can be no assurance that recently enacted legislation will stabilize the U.S. financial system":

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

The U.S. Treasury and banking regulators are implementing a number of programs under the Emergency Economic Stabilization Act of 2008 (EESA) and otherwise to address capital and liquidity issues in the banking system.  There can be no assurance as to the actual impact that these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit.

Banks may be required to pay more premium to the FDIC in 2009 for their federal deposit insurance.

 Like all insured banks, our bank subsidiary may be required to pay higher premiums to the Federal Deposit Insurance Corporation (FDIC) than those published for 2009 because market developments have impacted the deposit insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. On February 26, 2009, the FDIC adopted interim rules, with request for comment, (a) to impose a one-time 20 basis point emergency special assessment effective on June 30, 2009 and to be collected on September 30, 2009; and (b) to have the option to impose a further special assessment of up to 10 basis points on an insured bank's assessment base on the last day of any calendar quarter after June 30, 2009 to be collected at the same time the risk-based assessments are collected.  The FDIC has subsequently indicated the amount of the 20 basis point special assessment could decrease if certain events transpire.  Each basis point of any special  assessment, based on our most recent FDIC deposit insurance assessment, would cost us, on a pre-tax basis, approximately $95,000 in additional FDIC deposit insurance premium expense.  While the interim rules are subject to change and the exact amount of the special assessment is reportedly under legislative and regulatory study, the Company expects that a material special assessment will be assessed by the FDIC in respect of the insured deposits of all banks as of June 30, 2009.  Given the enacted and proposed increases in assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact upon operating expenses in 2009 compared to 2008.  See Part I, Item 1,  "Business — Federal Deposit Insurance Assessments," of our annual report on Form 10-K for the year ended December 31, 2008, for more information concerning FDIC insurance premiums and assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended March 31, 2009.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs(1)
1/1/09 – 1/31/09	—	—	—	272,789
2/1/09 – 2/28/09	—	—	—	272,789
3/1/09 – 3/31/09	—	—	—	272,789
	—	—	—

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2009 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2009.

Item 6. Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date:	May 7, 2009	By/s/Mark A. Schroeder
Mark A. Schroeder
President and Chief Executive Officer

Date:	May 7, 2009	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
4
Indenture dated as of April 30, 2009 by and between Wells Fargo Bank, N.A. and German American Bancorp, Inc., including Exhibit A thereto the form of the certificate for the 8% redeemable subordinated debentures due 2019 issued thereunder.  This exhibit is incorporated by reference from Exhibit 4 to the Registrant’s Current Report on Form 8-K filed May 4, 2009.

10.1
Third Amendment dated March 20, 2009, to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc.

10.2
Description of Executive Management Incentive Plan for 2009 (awards payable in 2010) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K file February 28, 2009. *

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

* Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.