Form 10-Q
period 2009-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2009-08-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 4, 2009
Common Stock, no par value	11,075,125

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2008, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks,” and by Part II, Item 1A of our quarterly report on Form 10Q for the quarter ended March 31, 2009 (“Risk Factors”).

*****

INDEX

PART I.        FINANCIAL INFORMATION
Item 1.          Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	June 30,	December 31,
	2009	2008

ASSETS
Cash and Due from Banks	$19,064	$17,201
Federal Funds Sold and Other Short-term Investments	24,183	27,791
Cash and Cash Equivalents	43,247	44,992

Securities Available-for-Sale, at Fair Value	199,172	175,840
Securities Held-to-Maturity, at Cost (Fair value of $3,048 and $3,358 on June 30, 2009 and December 31, 2008, respectively)	3,018	3,326

Loans Held-for-Sale	12,170	3,166

Loans	897,315	892,511
Less: Unearned Income	(1,788)	(2,075)
Allowance for Loan Losses	(10,295)	(9,522)
Loans, Net	885,232	880,914

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	22,225	22,330
Other Real Estate	2,451	1,818
Goodwill	9,655	9,655
Intangible Assets	3,085	3,141
Company Owned Life Insurance	23,782	23,338
Accrued Interest Receivable and Other Assets	9,834	11,687
TOTAL ASSETS	$1,224,492	$1,190,828

LIABILITIES
Non-interest-bearing Demand Deposits	$147,049	$147,977
Interest-bearing Demand, Savings, and Money Market Accounts	474,323	439,305
Time Deposits	334,377	354,468
Total Deposits	955,749	941,750

FHLB Advances and Other Borrowings	147,832	131,664
Accrued Interest Payable and Other Liabilities	12,194	12,240
TOTAL LIABILITIES	1,115,775	1,085,654

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,075	11,030
Additional Paid-in Capital	68,566	68,371
Retained Earnings	25,631	23,019
Accumulated Other Comprehensive Income	3,445	2,754
TOTAL SHAREHOLDERS’ EQUITY	108,717	105,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,224,492	$1,190,828
End of period shares issued and outstanding	11,074,718	11,030,288

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	June 30,
	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$13,473	$14,426
Interest on Federal Funds Sold and Other Short-term Investments	22	283
Interest and Dividends on Securities:
Taxable	2,151	1,889
Non-taxable	277	180
TOTAL INTEREST INCOME	15,923	16,778

INTEREST EXPENSE
Interest on Deposits	3,335	5,324
Interest on FHLB Advances and Other Borrowings	1,471	1,389
TOTAL INTEREST EXPENSE	4,806	6,713

NET INTEREST INCOME	11,117	10,065
Provision for Loan Losses	1,000	934
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,117	9,131

NON-INTEREST INCOME
Trust and Investment Product Fees	457	636
Service Charges on Deposit Accounts	1,080	1,245
Insurance Revenues	1,290	1,307
Company Owned Life Insurance	200	200
Other Operating Income	368	701
Net Gains on Sales of Loans and Related Assets	461	404
Net Gain (Loss) on Securities	(34)	—
TOTAL NON-INTEREST INCOME	3,822	4,493

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,515	5,118
Occupancy Expense	816	806
Furniture and Equipment Expense	654	592
FDIC Premiums	885	25
Data Processing Fees	344	371
Professional Fees	405	441
Advertising and Promotion	199	293
Supplies	142	139
Intangible Amortization	221	223
Other Operating Expenses	1,052	977
TOTAL NON-INTEREST EXPENSE	10,233	8,985

Income before Income Taxes	3,706	4,639
Income Tax Expense	942	1,528
NET INCOME	$2,764	$3,111

COMPREHENSIVE INCOME	$2,092	$279

Earnings Per Share and Diluted Earnings Per Share	$0.25	$0.28
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended
	June 30,
	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$26,867	$29,885
Interest on Federal Funds Sold and Other Short-term Investments	39	469
Interest and Dividends on Securities:
Taxable	4,341	3,884
Non-taxable	533	365
TOTAL INTEREST INCOME	31,780	34,603

INTEREST EXPENSE
Interest on Deposits	7,340	11,511
Interest on FHLB Advances and Other Borrowings	2,682	2,908
TOTAL INTEREST EXPENSE	10,022	14,419

NET INTEREST INCOME	21,758	20,184
Provision for Loan Losses	1,750	2,278
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,008	17,906

NON-INTEREST INCOME
Trust and Investment Product Fees	847	1,223
Service Charges on Deposit Accounts	2,140	2,428
Insurance Revenues	2,777	3,210
Company Owned Life Insurance	438	400
Other Operating Income	872	1,251
Net Gains on Sales of Loans and Related Assets	1,026	728
Net Gain (Loss) on Securities	(34)	285
TOTAL NON-INTEREST INCOME	8,066	9,525

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,129	10,445
Occupancy Expense	1,683	1,660
Furniture and Equipment Expense	1,316	1,210
FDIC Premiums	1,220	51
Data Processing Fees	701	777
Professional Fees	1,012	1,005
Advertising and Promotion	487	526
Supplies	277	274
Intangible Amortization	442	445
Other Operating Expenses	2,047	1,940
TOTAL NON-INTEREST EXPENSE	20,314	18,333

Income before Income Taxes	7,760	9,098
Income Tax Expense	2,054	2,967
NET INCOME	$5,706	$6,131

COMPREHENSIVE INCOME	$6,397	$4,462

Earnings Per Share and Diluted Earnings Per Share	$0.52	$0.55
Dividends Per Share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,706	$6,131
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	(170)	(582)
Depreciation and Amortization	1,797	1,676
Loans Originated for Sale	(79,937)	(64,062)
Proceeds from Sales of Loans Held-for-Sale	71,754	61,407
Loss in Investment in Limited Partnership	78	108
Provision for Loan Losses	1,750	2,278
Gain on Sale of Loans , Net	(1,026)	(728)
Gain on Securities Sales, Net	—	(285)
Loss on Sales of Other Real Estate and Repossessed Assets	314	18
Loss / (Gain) on Disposition and Impairment of Premises and Equipment	11	(19)
Other-than-temporary Impairment on Securities	34	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(444)	(407)
Equity Based Compensation	235	2
Change in Assets and Liabilities:
Interest Receivable and Other Assets	3,431	1,623
Interest Payable and Other Liabilities	(1,844)	198
Net Cash from Operating Activities	1,689	7,358

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	19,191	37,996
Proceeds from Sales of Securities Available-for-Sale	379	16,226
Purchase of Securities Available-for-Sale	(41,729)	(70,370)
Proceeds from Maturities of Securities Held-to-Maturity	309	405
Purchase of Loans	(20,666)	(17,811)
Proceeds from Sales of Loans	12,938	1,048
Loans Made to Customers, Net of Payments Received	373	6,001
Proceeds from Sales of Other Real Estate	322	499
Property and Equipment Expenditures	(1,275)	(1,427)
Proceeds from Sales of Property and Equipment	4	58
Acquire Insurance Customer List	(386)	—
Net Cash from Investing Activities	(30,540)	(27,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	14,028	46,326
Change in Short-term Borrowings	(3,050)	(26,078)
Advances of Long-term Debt	19,250	25,000
Repayments of Long-term Debt	(33)	(3,524)
Issuance of Common Stock	5	—
Dividends Paid	(3,094)	(3,088)
Net Cash from Financing Activities	27,106	38,636

Net Change in Cash and Cash Equivalents	(1,745)	18,619
Cash and Cash Equivalents at Beginning of Year	44,992	27,914
Cash and Cash Equivalents at End of Period	$43,247	$46,533

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited, dollars in thousands except per share data)
Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry.  The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature.  Certain prior year amounts have been reclassified to conform with current classifications.  It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2008 Annual Report on Form 10-K. These financial statements consider events that occurred through August 5, 2009, the date the financial statements were issued.

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	June 30,
	2009	2008
Earnings per Share:
Net Income	$2,764	$3,111

Weighted Average Shares Outstanding	11,073,081	11,029,484
Earnings per Share	$0.25	$0.28

Diluted Earnings per Share:
Net Income	$2,764	$3,111

Weighted Average Shares Outstanding	11,073,081	11,029,484
Potentially Dilutive Shares, Net	494	51
Diluted Weighted Average Shares Outstanding	11,073,575	11,029,535

Diluted Earnings per Share	$0.25	$0.28

Stock options for 138,003 and 249,396 shares of common stock were not considered in computing diluted earnings per share for the quarter ended June 30, 2009 and 2008, respectively, because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended
	June 30,
	2009	2008
Earnings per Share:
Net Income	$5,706	$6,131

Weighted Average Shares Outstanding	11,055,111	11,029,484
Earnings per Share	$0.52	$0.55

Diluted Earnings per Share:
Net Income	$5,706	$6,131

Weighted Average Shares Outstanding	11,055,111	11,029,484
Potentially Dilutive Shares, Net	—	101
Diluted Weighted Average Shares Outstanding	11,055,111	11,029,585

Diluted Earnings per Share	$0.52	$0.55

Stock options for 169,433 and 236,025 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited, dollars in thousands except per share data)
Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2009 and December 31, 2008, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

June 30, 2009
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	19,880	416	(137)	20,159
U.S. Government Sponsored Entities Mortgage-backed Securities	170,887	5,288	(168)	176,007
Equity Securities	3,207	14	(215)	3,006
Total	$193,974	$5,718	$(520)	$199,172

December 31, 2008
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	16,561	307	—	16,868
U.S. Government Sponsored Entities Mortgage-backed Securities	151,499	4,132	(4)	155,627
Equity Securities	3,620	44	(319)	3,345
Total	$171,680	$4,483	$(323)	$175,840

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.  All mortgage-backed securities in the above table are residential mortgage-backed securities.

The amortized cost and fair value of Securities at June 30, 2009 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$1,575	$1,580
Due after one year through five years	3,681	3,718
Due after five years through ten years	2,317	2,438
Due after ten years	12,307	12,423
U.S. Government Sponsored Entities Mortgage-backed Securities	170,887	176,007
Equity Securities	3,207	3,006
Totals	$193,974	$199,172

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$455	$456
Due after one year through five years	879	892
Due after five years through ten years	1,196	1,209
Due after ten years	488	491
Totals	$3,018	$3,048

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited, dollars in thousands except per share data)

Note 3 – Securities (continued)

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2009 and December 31, 2008, were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
June 30, 2009
Obligations of State and Political Subdivisions	$3,018	$30	$—	$3,048

December 31, 2008
Obligations of State and Political Subdivisions	$3,326	$32	$—	$3,358

Below is a summary of securities with unrealized losses as of June 30, 2009 and December 31, 2008, presented by length of time the securities have been in a continuous unrealized loss position:

At June 30, 2009:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	4,868	(137)	—	—	4,868	(137)
U.S. Government Sponsored Entities
Mortgage-backed Securities	13,024	(167)	3	(1)	13,027	(168)
Equity Securities	1,809	(215)	—	—	1,809	(215)
Total	$19,701	$(519)	$3	$(1)	$19,704	$(520)

At December 31, 2008:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
U.S. Government Sponsored Entities
Mortgage-backed Securities	1,253	(2)	617	(2)	1,870	(4)
Equity Securities	1,705	(319)	—	—	1,705	(319)
Total	$2,958	$(321)	$617	$(2)	$3,575	$(323)

Securities are written down to fair value when a decline in fair value is not considered temporary.  In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The Company doesn’t intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired.  All mortgage-backed securities in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company’s equity securities consist of non-controlling investments in other banking organizations.  As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.    At June 30, 2009 and December 31, 2008, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due principally to the overall financial condition of the issuers, the near term prospects for the issuers, and the length of time that fair value has been less than cost.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited, dollars in thousands except per share data)

Note 3 – Securities (continued)

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009

Proceeds from Sales and Calls	$—	$379
Gross Gains on Sales and Calls	—	—

Income Taxes on Gross Gains	—	—

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Proceeds from Sales and Calls	$—	$16,226
Gross Gains on Sales and Calls	—	285

Income Taxes on Gross Gains	—	97

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	June 30,	December 31,
	2009	2008

Commercial and Industrial Loans	$536,012	$505,191
Agricultural Loans	148,000	159,923
Consumer Loans	122,327	127,343
Residential Mortgage Loans	90,976	100,054
Total Loans	$897,315	$892,511
Less: Unearned Income	(1,788)	(2,075)
Allowance for Loan Losses	(10,295)	(9,522)
Loans, Net	$885,232	$880,914

Information Regarding Impaired Loans:

Impaired Loans with No Allowance for Loan Losses Allocated	$2,045	$1,713
Impaired Loans with Allowance for Loan Losses Allocated	3,433	4,232

Amount of Allowance Allocated to Impaired Loans	1,631	1,797

Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	June 30,	June 30,
	2009	2008

Balance as of January 1	$9,522	$8,044
Provision for Loan Losses	1,750	2,278
Recoveries of Prior Loan Losses	600	248
Loan Losses Charged to the Allowance	(1,577)	(717)
Balance as of June 30	$10,295	$9,853

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Three Months Ended
June 30, 2009		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$11,452	$4	$15	$(354)	$11,117
Net Gains on Sales of Loans and Related Assets	461	—	—	—	461
Net Gain / (Loss) on Securities	—	—	—	(34)	(34)
Trust and Investment Product Fees	1	457	—	(1)	457
Insurance Revenues	34	2	1,267	(13)	1,290
Noncash Item:
Provision for Loan Losses	1,000	—	—	—	1,000
Depreciation and Amortization	666	7	226	—	899
Income Tax Expense	1,211	9	24	(302)	942
Segment Profit / (Loss)	2,874	14	40	(164)	2,764
Segment Assets	1,218,143	2,054	8,489	(4,194)	1,224,492

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited, dollars in thousands except per share data)

Note 6 – Segment Information (continued)

Three Months Ended
June 30, 2008		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,205	$19	$18	$(177)	$10,065
Net Gains on Sales of Loans and Related Assets	404	—	—	—	404
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	635	—	(1)	636
Insurance Revenues	21	4	1,300	(18)	1,307
Noncash Item:
Provision for Loan Losses	934	—	—	—	934
Depreciation and Amortization	631	7	204	—	842
Income Tax Expense	1,611	79	54	(216)	1,528
Segment Profit / (Loss)	3,142	115	98	(244)	3,111
Segment Assets	1,165,563	2,206	9,551	(2,340)	1,174,980

Six Months Ended
June 30, 2009		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$22,199	$5	$28	$(474)	$21,758
Net Gains on Sales of Loans and Related Assets	1,026	—	—	—	1,026
Net Gain / (Loss) on Securities	—	—	—	(34)	(34)
Trust and Investment Product Fees	2	847	—	(2)	847
Insurance Revenues	50	4	2,750	(27)	2,777
Noncash Item:
Provision for Loan Losses	1,750	—	—	—	1,750
Depreciation and Amortization	1,331	14	452	—	1,797
Income Tax Expense	2,553	(44)	47	(502)	2,054
Segment Profit / (Loss)	5,824	(66)	76	(128)	5,706
Segment Assets	1,218,143	2,054	8,489	(4,194)	1,224,492

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of June 30, 2009, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the six months ended June 30, 2009.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At June 30, 2009, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the six months ended June 30, 2009 and 2008, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three or six months ended June 30, 2009 and 2008.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to June 30, 2009 and 2008.

During the quarter ended June 30, 2009, the Company granted no restricted stock awards.  During the six months ended June 30, 2009, the Company granted awards of 42,755 shares of restricted stock.  During the quarter and six months ended June 30, 2008, the Company granted awards of 385 shares of restricted stock.  The expense recorded for the restricted stock grants totaled $71, net of an income tax benefit of $47, and $142, net of an income tax benefit of $93, during the three and six months ended June 30, 2009.  The expense recorded for the restricted stock grants totaled $1, net of an income tax benefit of $1, during the three and six months ended June 30, 2008, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 8 – Equity Plans and Equity Based Compensation (continued)

The Company maintains an Employee Stock Purchase Plan (a 1999 plan expires at the end of the current plan year in August 2009: a 2009 plan that is substantively the same in all material respects has succeeded the 1999 plan for the annual offering period commencing in August 2009) whereby eligible employees have the option to purchase the Company’s common stock at a discount.  The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year.  The purchase price of the shares under this Plan is 95% of the fair market value of the Company’s common stock as of the last day of the plan year.  The 1999 plan provides for the purchase of up to 542,420 shares of common stock, and the 2009 plan provides for the purchase of up to 500,000 shares of common stock.  The Company may obtain shares for sale under both the 1999 and 2009 plans by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.  Funding for the purchase of common stock is from employee and Company contributions.  The Employee Stock Purchase Plan was not considered compensatory and no expense was recorded during the 2007/2008 and 2008/2009 plan years.

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.  The following tables represent the components of net periodic benefit cost for the periods presented:
	Three Months Ended
	June 30,
	2009	2008
Service Cost	$—	$—
Interest Cost	9	10
Expected Return on Assets	(2)	(3)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	—	(1)
Recognition of Net (Gain)/Loss	4	5
Net Periodic Benefit Cost	$11	$11

Loss on Settlements and Curtailments	None	None

	Six Months Ended
	June 30,
	2009	2008
Service Cost	$—	$—
Interest Cost	18	19
Expected Return on Assets	(4)	(6)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	(1)	(2)
Recognition of Net (Gain)/Loss	8	10
Net Periodic Benefit Cost	$21	$21

Loss on Settlements and Curtailments	None	None

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $54 to the pension plan during the fiscal year ending December 31, 2009.  As of June 30, 2009, the Company has contributed $12 to the pension plan.

Note 10 – Fair Value

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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
June 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 10 – Fair Value (continued)

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	20,159	—	20,159	—
U.S. Government Sponsored Entities Mortgage-backed Securities	176,007	—	176,007	—
Equity Securities	3,006	2,264	—	742
Total Securities Available-for-Sale	$199,172	$2,264	$196,166	$742

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	16,868	—	16,868	—
U.S. Government Sponsored Entities Mortgage-backed Securities	155,627	—	155,627	—
Equity Securities	3,345	2,190	—	1,155
Total Securities Available-for-Sale	$175,840	$2,190	$172,495	$1,155

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 10 – Fair Value (continued)

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Available-for-Sale
Securities

Three Months Ended June 30, 2009:
Balance of Recurring Level 3 Assets at April 1, 2009	$776
Other-than-temporary Impairment Charges Recognized through Net Income	(34)
Ending Balance, June 30, 2009	$742

Six Months Ended June 30, 2009:
Balance of Recurring Level 3 Assets at January 1, 2009	$1,155
Sale of Securities	(379)
Other-than-temporary Impairment Charges Recognized through Net Income	(34)
Ending Balance, June 30, 2009	$742

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$1,731	$—	$—	$1,731
Other Real Estate	2,451	139	—	2,312

	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$2,284	$—	$—	$2,284
Other Real Estate	1,818	—	—	1,818

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 10 – Fair Value (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,350 with a valuation allowance of $1,619, resulting in an additional provision for loan losses of $5 and $725 for the three and six months ended June 30, 2009, respectively.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  Values of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sale and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate had a carrying amount of $2,451 at June 30, 2009.  A charge to earnings through Other Operating Income of $228 was included in both the three and six months ended June 30, 2009.

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

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$43,247	$43,247	$44,992	$44,992
Securities Held-to-Maturity	3,018	3,048	3,326	3,358
FHLB Stock and Other Restricted Stock	10,621	N/A	10,621	N/A
Loans, including Loans Held-for-Sale, Net	897,402	901,175	884,080	892,785
Accrued Interest Receivable	6,217	6,217	7,215	7,215
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(621,372)	(621,372)	(587,282)	(587,282)
Other Time Deposits	(334,377)	(335,789)	(354,468)	(357,089)
Short-term Borrowings	(23,006)	(23,006)	(26,056)	(26,056)
Long-term Debt	(124,826)	(126,092)	(105,608)	(111,092)
Accrued Interest Payable	(2,185)	(2,185)	(2,884)	(2,884)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At June 30, 2009 and December 31, 2008, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 11 – New Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R)  became effective for the Company on January 1, 2009.  The impact of the adoption of this standard will depend upon the nature of any future acquisitions.

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

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP on April 1, 2009 did not have a significant impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this FSP did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this FSP in the second quarter.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events”. FAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated.  The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 11 – New Accounting Pronouncements (continued)

Recently Issued and Not Yet Effective Accounting Standards

On June 12, 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets.  Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 will be effective January 1, 2010 and the adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R).   Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated  The Statement will also require additional disclosures about the Company’s involvement in variable interest entities.   Statement No. 167 will be effective January 1, 2010 and the adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No. 162”.  FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification TM will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards and all the contents in the Codification will carry the same level of authority.  Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2009 and December 31, 2008 and the consolidated results of operations for the three and six months ended June 30, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2008 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2008 Annual Report on Form 10-K.

During the second quarter of 2009, the Company generated earnings of $2,764,000 or $0.25 per share.  On a net income basis and per share basis, second quarter earnings were approximately 11% less than the $3,111,000 and $0.28 per share reported in the second quarter of 2008.  Earnings in the second quarter 2009 compared with the second quarter 2008 were affected by an improved net interest margin, offset by lower non-interest revenues and higher non-interest operating costs.  The most significant areas affecting second quarter 2009 earnings were the expansion of the net interest margin to 4.02% and a special assessment imposed by the Federal Deposit Insurance Corporation on the entire banking industry which totaled $550,000 for the Company.  Each of these areas will be discussed in more detail below.

On April 30, 2009, as previously reported by the Company’s Current Report on Form 8-K filed May 4, 2009, the Company issued $19,250,000 of 8% redeemable subordinated debentures that will mature in 2019 for a purchase price to the Company (before offering expenses) of $19,250,000. The principal amount of these debentures upon issue was immediately includable in the Company’s Tier 2 regulatory capital under banking agency regulatory standards.  While the Company had no immediate need for this additional capital, as the Company was already well-capitalized under all applicable banking agency regulatory standards, management believes that raising this additional regulatory capital has further strengthened the Company’s capital base and serves as additional protection from any impact of the current economic downturn.  Management believes its markets will present additional loan opportunities in the future, and this additional regulatory capital provides the Company the ability to make these additional loans while remaining a well-capitalized institution for bank regulatory purposes.

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

General allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss.  General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.  As of June 30, 2009, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $520,000.  As of June 30, 2009, held-to-maturity securities had a gross unrecognized gain of approximately $30,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income declined $347,000 or 11% to $2,764,000 or $0.25 per share for the quarter ended June 30, 2009, compared to $3,111,000 or $0.28 per share for the second quarter of 2008.  Net income declined $425,000 or 7% to $5,706,000 or $0.52 per share for the six months ended June 30, 2009 compared with $6,131,000 during the same period of 2008.

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

The following table summarizes net interest income (on a tax-equivalent basis).  For tax-equivalent adjustments, an effective tax rate of 34% was used for all periods presented (1).

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$30,495	$22	0.29%	$56,413	$283	2.02%
Securities:
Taxable	188,486	2,151	4.57%	144,100	1,889	5.25%
Non-taxable	24,911	419	6.73%	17,623	273	6.19%
Total Loans and Leases (2)	882,554	13,528	6.15%	872,274	14,466	6.66%
Total Interest Earning Assets	1,126,446	16,120	5.73%	1,090,410	16,911	6.23%
Other Assets	91,270			95,953
Less: Allowance for Loan Losses	(10,303)			(9,373)
Total Assets	$1,207,413			$1,176,990

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$458,394	$819	0.72%	$428,604	$1,791	1.68%
Time Deposits	337,352	2,516	2.99%	355,107	3,533	4.00%
FHLB Advances and Other Borrowings	139,959	1,471	4.22%	141,162	1,389	3.96%
Total Interest-bearing Liabilities	935,705	4,806	2.06%	924,873	6,713	2.92%
Demand Deposit Accounts	148,214			138,697
Other Liabilities	14,375			13,784
Total Liabilities	1,098,294			1,077,354
Shareholders’ Equity	109,119			99,636
Total Liabilities and Shareholders’ Equity	$1,207,413			$1,176,990

Cost of Funds			1.71%			2.48%
Net Interest Income		$11,314			$10,198
Net Interest Margin			4.02%			3.75%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,052,000 or 10% (an increase of $1,116,000 or 11% on a tax-equivalent basis) for the quarter ended June 30, 2009 compared with the same quarter of 2008.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the second quarter 2009 was 4.02% compared to 3.75% for the second quarter of 2008.  The yield on earning assets totaled 5.73% during the quarter ended June 30, 2009 compared to 6.23% in the same period of 2008 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.71% during 2009 compared to 2.48% in 2008.

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$26,390	$39	0.30%	$41,867	$469	2.25%
Securities:
Taxable	184,642	4,341	4.70%	142,961	3,884	5.43%
Non-taxable	24,010	807	6.72%	17,973	553	6.15%
Total Loans and Leases (2)	885,217	26,978	6.14%	870,347	29,956	6.92%
Total Interest Earning Assets	1,120,259	32,165	5.78%	1,073,148	34,862	6.52%
Other Assets	91,742			96,532
Less: Allowance for Loan Losses	(10,069)			(8,771)
Total Assets	$1,201,932			$1,160,909

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$451,995	$1,684	0.75%	$402,686	$3,731	1.86%
Time Deposits	345,381	5,656	3.30%	373,875	7,780	4.18%
FHLB Advances and Other Borrowings	135,940	2,682	3.98%	134,562	2,908	4.38%
Total Interest-bearing Liabilities	933,316	10,022	2.17%	911,123	14,419	3.19%
Demand Deposit Accounts	147,266			136,766
Other Liabilities	13,504			14,055
Total Liabilities	1,094,086			1,061,944
Shareholders’ Equity	107,846			98,965
Total Liabilities and Shareholders’ Equity	$1,201,932			$1,160,909

Cost of Funds			1.81%			2.70%
Net Interest Income		$22,143			$20,443
Net Interest Margin			3.97%			3.82%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,574,000 or 8% (an increase of $1,700,000 or 8% on a tax-equivalent basis) for the six months ended June 30, 2009 compared with the same period of 2008.  The tax equivalent net interest margin for the first half of 2009 was 3.97% compared to 3.82% for the first six months of 2008.  The yield on earning assets totaled 5.78% during the six months ended June 30, 2009 compared to 6.52% in the same period of 2008 while the cost of funds totaled 1.81% during 2009 compared to 2.70% in 2008.

Average earning assets increased by approximately $36.0 million or 3% and $47.1 million or 4% during the three and six months ended June 30, 2009, respectively, compared with the same periods of 2008.  Average loans outstanding increased by $10.3 million or 1% and $14.9 million or 2% during the three and six months ended June 30, 2009, respectively, compared with the same periods of the prior year.  The remainder of the increase in average earning assets was related to an increased securities portfolio in the both the three and six months ended June 30, 2009.  The key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  During the second quarter of 2009, average core deposits increased $29.0 million or 4%, compared to the second quarter of 2008.  Average core deposits increased $42.1 million or 5% during the six months ended June 30, 2009 compared to the same period of 2008.

The expansion of the Company’s net interest income and net interest margin in both the three and six months ended June 30, 2009 compared with the same periods of 2008 have been aided by utilization of interest rate floors on adjustable rate commercial and agricultural loans.  As of June 30, 2009 the Company’s commercial and agricultural loan portfolio totaled $684.0 million of which approximately 70% were adjustable rate loans.  Of these adjustable rate loans, just over 75% contain interest rate floors which range predominantly from 4% to 7%.  At June 30, 2009, approximately $180 million of these loans were at their contractual floor.

Also contributing to the expansion of the Company’s net interest income and net interest margin in both the three and six months ended June 30, 2009 compared with the same periods of 2008 has been the relative liability sensitive nature of the Company’s balance sheet.  The Company has been able to effectively lower interest rates on both its interest-bearing non-maturity deposits while continuing to expand its core deposit base.  In addition, a significant level of time deposits matured during the three and six months ended June 30, 2009 allowing the Company to lower its cost of funds of these deposits in a time of historically low interest rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan loss totaled $1,000,000 during the quarter ended June 30, 2009, representing an increase of $66,000 or 7% from the second quarter 2008 provision of $934,000.   The provision for loan loss totaled $1,750,000 during the six months ended June 30, 2009, representing a decline of $528,000 or 23% from the six months ended June 30, 2008 provision of $2,278,000.  The higher level of provision for loan losses during the first half of 2008 compared with the first half of 2009 was primarily attributable to a single non-performing loan secured by an apartment complex.

During the second quarter of 2009, the annualized provision for loan loss represented 0.45% of average loans outstanding compared with 0.43% on an annualized basis of average loans outstanding during the second quarter of 2008.  Net charge-offs totaled $749,000 or 0.34% on an annualized basis of average loans outstanding during the three months ended June 30, 2009 compared with $279,000 or 0.13% on an annualized basis of average loans outstanding during the same period of 2008.

During the six months ended June 30, 2009, the annualized provision for loan loss represented 0.40% of average loans outstanding compared with 0.52% on an annualized basis of average loans outstanding during the six months ended June 30, 2008.  Net charge-offs totaled $977,000 or 0.22% on an annualized basis of average loans outstanding during the six months ended June 30, 2009 compared with $469,000 or 0.11% on an annualized basis of average loans outstanding during the same period of 2008.

The provisions for loan losses made during the quarter ended and six months ended June 30, 2009 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the second quarter of 2009, non-interest income declined approximately 15% over the second quarter of 2008.

			Change from
Non-interest Income	Three Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2009	2008	Change	Change
Trust and Investment Product Fees	$457	$636	$(179)	-28%
Service Charges on Deposit Accounts	1,080	1,245	(165)	-13%
Insurance Revenues	1,290	1,307	(17)	-1%
Company Owned Life Insurance	200	200	—	—%
Other Operating Income	368	701	(333)	-48%
Subtotal	3,395	4,089	(694)	- 17%
Net Gains on Sales of Loans and
Related Assets	461	404	57	14%
Net Gain (Loss) on Securities	(34)	—	(34)	—%
Total Non-interest Income	$3,822	$4,493	$(671)	- 15%

Trust and investment product fees decreased 28% during the second quarter of 2009 compared with the same period of 2008.  This decline was primarily attributable to continued volatile economic and market conditions.  Deposit service charges and fees declined by 13% due in large part to less customer utilization of the Company’s overdraft protection program.  Other operating income declined 48% due in large part to write-downs on other real estate owned properties that totaled approximately $228,000 during the second quarter of 2009.

During the quarter ended June 30, 2009, the net gain on sale of residential loans increased 14% over the gain recognized in the quarter ended June 30, 2008.  The increase was attributable to higher levels of residential loan sales and a larger pipeline of residential mortgage loans in the second quarter of 2009 compared to the same period of 2008.

During the six months ended June 30, 2009, non-interest income declined approximately 15% over the first six months of 2008.

			Change from
Non-interest Income	Six Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2009	2008	Change	Change
Trust and Investment Product Fees	$847	$1,223	$(376)	-31%
Service Charges on Deposit Accounts	2,140	2,428	(288)	-12%
Insurance Revenues	2,777	3,210	(433)	-13%
Company Owned Life Insurance	438	400	38	10%
Other Operating Income	872	1,251	(379)	-30%
Subtotal	7,074	8,512	(1,438)	-17%
Net Gains on Sales of Loans and
Related Assets	1,026	728	298	41%
Net Gain (Loss) on Securities	(34)	285	(319)	n/m
Total Non-interest Income	$8,066	$9,525	$(1,459)	-15%

n/m = not meaningful

Trust and investment product fees decreased 31% during the six months ended June 30, 2009 compared with the same period of 2008.  This decline was primarily attributable to continued volatile economic and market conditions.  Deposit service charges and fees declined by 12% due in large part to less customer utilization of the Company’s overdraft protection program.  Insurance revenues declined 13% due to a reduced level of contingency revenue at the Company’s property and casualty insurance subsidiary, German American Insurance.  Other operating income declined 30% due in large part to write-downs on other real estate owned properties that totaled approximately $228,000 during the second quarter of 2009.

The Company recognized a $34,000 other-than-temporary impairment charge on its portfolio of non-controlling equity investment in other banking organizations during the six months ended June 30, 2009.  During the first half of 2008, the Company recognized a net gain on securities of $285,000 resulting from the sale of approximately $16 million of agency mortgage related securities and a gain on the mandatory redemption of a portion of the Company’s VISA stock holdings acquired as part of the initial public offering of VISA, Inc.

During the six months ended June 30, 2009, the net gain on sale of residential loans increased 41% over the gain recognized in the six months ended June 30, 2008.  The increase was attributable to higher levels of residential loan sales and a larger pipeline of residential mortgage loans during the first half of 2009 compared to the same period of 2008.

Non-interest Expense:

During the quarter ended June 30, 2009, non-interest expense increased approximately 14% compared with the same period of 2008.

			Change from
Non-interest Expense	Three Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2009	2008	Change	Change
Salaries and Employee Benefits	$5,515	$5,118	$397	8%
Occupancy, Furniture and Equipment
Expense	1,470	1,398	72	5%
FDIC Premiums	885	25	860	3,440%
Data Processing Fees	344	371	(27)	-7%
Professional Fees	405	441	(36)	-8%
Advertising and Promotion	199	293	(94)	-32%
Intangible Amortization	221	223	(2)	-1%
Other Operating Expenses	1,194	1,116	78	7%
Total Non-interest Expense	$10,233	$8,985	$1,248	14%

During the six months ended June 30, 2009, non-interest expense increased approximately 11% compared with the same period of 2008.

			Change from
Non-interest Expense	Six Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2009	2008	Change	Change
Salaries and Employee Benefits	$11,129	$10,445	$684	7%
Occupancy, Furniture and Equipment
Expense	2,999	2,870	129	5%
FDIC Premiums	1,220	51	1,169	2,292%
Data Processing Fees	701	777	(76)	-10%
Professional Fees	1,012	1,005	7	1%
Advertising and Promotion	487	526	(39)	-7%
Intangible Amortization	442	445	(3)	-1%
Other Operating Expenses	2,324	2,214	110	5%
Total Non-interest Expense	$20,314	$18,333	$1,981	11%

Salaries and benefits expense increased approximately 8% during the second quarter of 2009 and 7% during the six months ended June 30, 2009 compared with the same periods of 2008.  The increases were largely the result of costs associated with the Company’s self-insured health insurance plan.

The Company’s FDIC premium expense increased $860,000 during the second quarter of 2009 and $1,169,000 in the first half of 2009 compared with the three and six months ended June 30, 2008.  As previously discussed in Item 1 of our annual report on Form 10-K and in Part 1, Item 2 of our quarterly report on Form 10-Q for the quarter ended March 31, 2009, the increases resulted from an industry-wide increase in premiums as the FDIC has begun to recapitalize the deposit insurance fund, in addition to an industry-wide special assessment in the second quarter of 2009 of approximately $550,000 which represented 5 basis points of the Company’s subsidiary bank’s total assets less Tier 1 Capital.  Management anticipates that FDIC premium expense (including possible additional industry-wide special assessments) will continue to be elevated in the coming months at the levels experienced during the six months ended June 30, 2009.

Income Taxes:

The Company’s effective income tax rate approximated 25.4% during the three months ended June 30, 2009 compared with 32.9% during the same period of 2008. The Company’s effective income tax rate approximated 26.5% during the six months ended June 30, 2009 compared with 32.6% during the same period of 2008. The effective tax rate in both 2009 and 2008 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2009 increased $33.7 million to $1.224 billion compared with $1.191 billion in total assets at December 31, 2008.  Cash and cash equivalents decreased $1.8 million to $43.2 million at June 30, 2009 compared with $45.0 million at year-end 2008.  Securities available-for-sale increased $23.4 million to $199.2 million at June 30, 2009 compared with $175.8 million at year-end 2008.  The increase in securities available-for-sale was attributable to deposit growth and increases in the Company’s level of borrowed funds.

End-of-period loans outstanding increased by 1% on an annualized basis during the first half of 2009.  The increase was driven largely by higher levels commercial and industrial loans (including both real estate and non-real estate).  A majority of the growth in the commercial loan portfolio was attributable to the purchase of approximately $20 million of loans from another financial institution in an existing market of the Company.  This purchase was completed on June 30, 2009.  Partially offsetting this increase was a decline in the residential loan portfolio as market interest rates continued to trend lower during the first half of 2009.  The Company continues to actively originate residential mortgage loans, with the vast majority of production being sold into the secondary market.  The Company’s agriculture portfolio also declined during the first half of 2009 due to the seasonal nature of the portfolio.

End of Period Loan Balances:			Current	Annualized
($ in thousands)	June 30,	December 31,	Period	Percent
	2009	2008	Change	Change

Commercial & Industrial Loans	$536,012	$505,191	$30,821	12%
Agricultural Loans	148,000	159,923	(11,923)	-15%
Consumer Loans	122,327	127,343	(5,016)	-8%
Residential Mortgage Loans	90,976	100,054	(9,078)	-18%
	$897,315	$892,511	$4,804	1%

The Company’s allowance for loan losses totaled $10.3 million at June 30, 2009, an increase of $773,000 or 8%, compared with $9.5 million at year-end 2008.  The allowance for loan losses represented 1.15% of period end loans at June 30, 2009 compared with 1.07% of period end loans at December 31, 2008.

End-of-period deposits increased approximately 3% on an annualized basis during the first six months of 2009.  The increase was attributable to growth of the Company’s non-interest bearing demand, savings and money market accounts.

End of Period Deposit Balances:			Current	Annualized
	June 30,	December 31,	Period	Percent
	2009	2008	Change	Change

Non-interest-bearing Demand Deposits	$147,049	$147,977	$(928)	-1%
Interest-bearing Demand, Savings,
& Money Market Accounts	474,323	439,305	35,018	16%
Time Deposits < $100,000	248,315	250,339	(2,024)	-2%
Time Deposits of $100,000 or more
& Brokered Deposits	86,062	104,129	(18,067)	-35%
	$955,749	$941,750	$13,999	3%

The Company’s FHLB advances and other borrowings increased $16.1 million to $147.8 million at June 30, 2009 compared with $131.7 million at year-end 2008. This increase was the result of the issuance of $19.3 million of 8% redeemable subordinated debentures that will mature on March 30, 2019 during the second quarter of 2009.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2009 and December 31, 2008 (dollars in thousands):
	June 30,	December 31,
	2009	2008
Non-accrual Loans	$7,310	$8,316
Past Due Loans (90 days or more)	54	34
Restructured Loans	—	—
Total Non-performing Loans	7,364	8,350
Other Real Estate	2,451	1,818
Total Non-performing Assets	$9,815	$10,168

Non-performing Loans to Total Loans	0.82%	0.94%
Allowance for Loan Loss to Non-performing Loans	139.80%	114.04%

The Company’s level of non performing loans declined by $986,000 or approximately 12%, during the six months ended June 30, 2009 compared with year-end 2008.  Non-performing loans represented 0.82% of total loans outstanding at June 30, 2009 compared with 0.94% at year-end 2008.  The Company’s level of non-performing assets declined by $353,000 or 3% during the first half of 2009.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of June 30, 2009.

At June 30, 2009, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

On April 30, 2009, the Company issued $19.3 million of 8% redeemable subordinated debentures that will mature in a single payment of principal on March 30, 2019 for gross proceeds to the Company (before offering expenses) of $19.3 million.  The Company has the right to redeem the debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board.  The principal amount of these debentures upon issue was immediately includable in the Company’s Tier 2 regulatory capital under banking agency regulatory standards.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	June 30,	December 31,
	Purposes	2009	2008

Leverage Ratio	4.00%	7.78%	7.54%
Tier 1 Capital to Risk-adjusted Assets	4.00%	9.65%	9.37%
Total Capital to Risk-adjusted Assets	8.00%	13.55%	11.42%

As of June 30, 2009, shareholders’ equity increased by $3.5 million to $108.7 million compared with $105.2 million at year-end 2008.  The increase in shareholders’ equity was attributable to an increase of $2.6 million in retained earnings and an increase of  $691,000 in accumulated other comprehensive income.  Shareholders’ equity represented 8.9% of total assets at June 30, 2009 and 8.8% at December 31, 2008.   Shareholders’ equity included $12.7 million of goodwill and other intangible assets at June 30, 2009, compared to $12.8 million of goodwill and other intangible assets at December 31, 2008.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents decreased $1.7 million during the six months ended June 30, 2009 ending at $43.2 million.  During the six months ended June 30, 2009, operating activities resulted in net cash inflows of $1.7 million.  Investing activities resulted in net cash outflows of $30.5 million during the six months ended June 30, 2009 due primarily to growth in the Company’s available-for-sale securities portfolio and growth of the commercial loan portfolio.  Financing activities resulted in net cash inflows for the six month period ended June 30, 2009 of $27.1 million due primarily to growth of deposits of $14.0 million and increased borrowings of $16.2 million offset partially by a net cash outflow of $3.1 million in dividends paid to shareholders.  The growth in borrowings was related to the Company’s issuance of $19.3 million of subordinated debentures during the second quarter of 2009.

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

In this Report, the Company’s statements regarding its expectations concerning the likelihood of continuing higher levels of FDIC premium expense and, that future opportunities in its market area will exist for additional loans and that the additional capital will position it to make additional loans while remaining a well-capitalized institution for bank regulatory purposes, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement.  The discussions in this Item 2 list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements.  Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; of the possibility that the Company may acquire other businesses or intangible customer relationships of other companies and the costs of integrations of such acquired businesses and intangible customer relationships; the introduction, withdrawal, success, and timing of business initiatives and strategies, including asset/liability management strategies; changes in customer borrowing, repayment, investment, and deposit practices; changes in fiscal, monetary, and tax policies; changes in financial and capital markets; the possibility of a recession or other adverse change in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration;  the impact, extent and timing of technological changes; possible future capital management activities that the Company may utilize, including possible future sales or repurchases or redemptions by the Company of debt or equity securities issued by it or that it may issue; actions of the Federal Reserve Board; actions of the Treasury and the Federal Deposit Insurance Corporation under the Emergency Economic Stabilization Act of 2008 and the Federal Deposit Insurance Act (and specifically actions of the Federal Deposit Insurance Corporation in respect of possible future special assessments of deposit insurance premiums), and other legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued  availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

Interest Rate Sensitivity as of June 30, 2009

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	$133,916	(3.69)%	11.24%	(8	)b.p.
Base	139,047	—	11.32%	—
-2%	106,058	(23.73)%	8.56%	(276	)b.p.

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

Item 4.   Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended June 30, 2009.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs(1)
4/1/09 – 4/30/09	—	—	—	272,789
5/1/09 – 5/31/09	—	—	—	272,789
6/1/09 – 6/30/09	—	—	—	272,789
	—	—	—

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2009 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2009.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 14, 2009.  At the Annual Meeting, the shareholders approved the German American Bancorp, Inc. 2009 Long Term Equity Incentive Plan (“Incentive Plan”) and the German American Bancorp, Inc. 2009 Employee Stock Purchase Plan (“ESPP”).  Also at the Annual Meeting, the shareholders elected the following Directors for three-year terms expiring in the year 2012:

	Votes	Votes	Broker
Nominee	Cast for	Withheld/Abstained	Non-Votes
Richard E. Forbes	7,915,305	189,097	—
U. Butch Klem	7,756,255	348,147	—
Michael J. Voyles	7,918,153	152,014	—

The Incentive Plan was approved by a vote of 4,777,236 votes in favor and 1,363,794 opposed with 1,963,372 abstentions or broker non-votes.  The ESPP was approved by a vote of 5,827,470 votes in favor and 363,354 opposed with 1,913,578 abstentions or broker non-votes.

Item 6.   Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 5, 2009	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: August 5, 2009	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
4
Indenture dated as of April 30, 2009, by and between Wells Fargo Bank, N.A. and German American Bancorp, Inc., including as  Exhibit A thereto the form of the certificate for the 8% redeemable subordinated debentures due 2019 issued thereunder.  This exhibit is incorporated by reference from Exhibit 4 to the Registrant’s Current Report on Form 8-K filed May 4, 2009.

10.1
German American Bancorp, Inc., 2009 Employee Stock Purchase Plan.   This exhibit is incorporated by reference from Appendix A to the Registrant’s proxy statement for its annual meeting of shareholders held May 14, 2009 filed on March 20, 2009.*

10.2
German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan.   This exhibit is incorporated by reference from Appendix B to the Registrant’s proxy statement for its annual meeting of shareholders held May 14, 2009 filed on March 20, 2009.*

10.3	Description of Director Compensation Arrangements for the 12 month period ending at the 2010 Annual Meeting of Shareholders.*
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

* Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.