Form 10-Q
period 2009-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2009-11-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009

Or

☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________  to  ___________________

Commission File Number 001-15877

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 2, 2009
Common Stock, no par value	11,077,382

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2008, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks,” and by Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009 (“Risk Factors”).

*****

INDEX

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income and Comprehensive Income -
	Three and Nine Months Ended September 30, 2009 and 2008	4-5

	Consolidated Statements of Cash Flows – Nine Months Ended
	September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements – September 30, 2009	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

SIGNATURES		33

INDEX OF EXHIBITS		34

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except per share data)

	September 30,	December 31,
	2009	2008

ASSETS
Cash and Due from Banks	$19,137	$17,201
Federal Funds Sold and Other Short-term Investments	40,813	27,791
Cash and Cash Equivalents	59,950	44,992

Securities Available-for-Sale, at Fair Value	203,729	175,840
Securities Held-to-Maturity, at Cost (Fair value of $2,827 and $3,358
on September 30, 2009 and December 31, 2008, respectively)	2,773	3,326

Loans Held-for-Sale	8,105	3,166

Loans	889,214	892,511
Less: Unearned Income	(1,765)	(2,075)
Allowance for Loan Losses	(10,788)	(9,522)
Loans, Net	876,661	880,914

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	22,237	22,330
Other Real Estate	2,748	1,818
Goodwill	9,655	9,655
Intangible Assets	2,850	3,141
Company Owned Life Insurance	23,985	23,338
Accrued Interest Receivable and Other Assets	10,501	11,687
TOTAL ASSETS	$1,233,815	$1,190,828

LIABILITIES
Non-interest-bearing Demand Deposits	$147,704	$147,977
Interest-bearing Demand, Savings, and Money Market Accounts	475,506	439,305
Time Deposits	338,128	354,468
Total Deposits	961,338	941,750

FHLB Advances and Other Borrowings	147,199	131,664
Accrued Interest Payable and Other Liabilities	12,888	12,240
TOTAL LIABILITIES	1,121,425	1,085,654

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000
shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value;
20,000,000 shares authorized	11,077	11,030
Additional Paid-in Capital	68,687	68,371
Retained Earnings	27,272	23,019
Accumulated Other Comprehensive Income	5,354	2,754
TOTAL SHAREHOLDERS’ EQUITY	112,390	105,174
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,233,815	$1,190,828
End of period shares issued and outstanding	11,077,382	11,030,288

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	September 30,
	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$13,706	$14,414
Interest on Federal Funds Sold and Other Short-term Investments	25	97
Interest and Dividends on Securities:
Taxable	2,156	2,045
Non-taxable	272	173
TOTAL INTEREST INCOME	16,159	16,729

INTEREST EXPENSE
Interest on Deposits	3,129	4,893
Interest on FHLB Advances and Other Borrowings	1,549	1,390
TOTAL INTEREST EXPENSE	4,678	6,283

NET INTEREST INCOME	11,481	10,446
Provision for Loan Losses	1,250	838
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	10,231	9,608

NON-INTEREST INCOME
Trust and Investment Product Fees	465	618
Service Charges on Deposit Accounts	1,131	1,293
Insurance Revenues	1,254	1,402
Company Owned Life Insurance	200	200
Other Operating Income	595	587
Net Gains on Sales of Loans and Related Assets	411	330
Net Gain (Loss) on Securities	—	(106)
TOTAL NON-INTEREST INCOME	4,056	4,324

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,427	5,225
Occupancy Expense	864	807
Furniture and Equipment Expense	668	601
FDIC Premiums	330	39
Data Processing Fees	321	355
Professional Fees	285	365
Advertising and Promotion	266	250
Supplies	138	143
Intangible Amortization	235	222
Other Operating Expenses	1,385	1,152
TOTAL NON-INTEREST EXPENSE	9,919	9,159

Income before Income Taxes	4,368	4,773
Income Tax Expense	1,177	1,454
NET INCOME	$3,191	$3,319

COMPREHENSIVE INCOME	$5,100	$4,404

Earnings Per Share and Diluted Earnings Per Share	$0.29	$0.30
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended
	September 30,
	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$40,573	$44,299
Interest on Federal Funds Sold and Other Short-term Investments	64	566
Interest and Dividends on Securities:
Taxable	6,497	5,929
Non-taxable	805	538
TOTAL INTEREST INCOME	47,939	51,332

INTEREST EXPENSE
Interest on Deposits	10,469	16,404
Interest on FHLB Advances and Other Borrowings	4,231	4,298
TOTAL INTEREST EXPENSE	14,700	20,702

NET INTEREST INCOME	33,239	30,630
Provision for Loan Losses	3,000	3,116
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	30,239	27,514

NON-INTEREST INCOME
Trust and Investment Product Fees	1,312	1,841
Service Charges on Deposit Accounts	3,271	3,721
Insurance Revenues	4,031	4,612
Company Owned Life Insurance	638	600
Other Operating Income	1,467	1,838
Net Gains on Sales of Loans and Related Assets	1,437	1,058
Net Gain (Loss) on Securities	(34)	179
TOTAL NON-INTEREST INCOME	12,122	13,849

NON-INTEREST EXPENSE
Salaries and Employee Benefits	16,556	15,670
Occupancy Expense	2,547	2,467
Furniture and Equipment Expense	1,984	1,811
FDIC Premiums	1,550	90
Data Processing Fees	1,022	1,132
Professional Fees	1,297	1,370
Advertising and Promotion	753	776
Supplies	415	417
Intangible Amortization	677	667
Other Operating Expenses	3,432	3,092
TOTAL NON-INTEREST EXPENSE	30,233	27,492

Income before Income Taxes	12,128	13,871
Income Tax Expense	3,231	4,421
NET INCOME	$8,897	$9,450

COMPREHENSIVE INCOME	$11,497	$8,866

Earnings Per Share and Diluted Earnings Per Share	$0.81	$0.85
Dividends Per Share	$0.42	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,897	$9,450
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	(177)	(674)
Depreciation and Amortization	2,748	2,526
Loans Originated for Sale	(126,278)	(83,650)
Proceeds from Sales of Loans Held-for-Sale	122,639	85,412
Loss in Investment in Limited Partnership	109	150
Provision for Loan Losses	3,000	3,116
Gain on Sale of Loans , Net	(1,437)	(1,058)
Gain on Securities, Net	—	(529)
Loss on Sales of Other Real Estate and Repossessed Assets	328	16
Loss / (Gain) on Disposition and Impairment
of Premises and Equipment	11	(17)
Other-than-temporary Impairment on Securities	34	350
Increase in Cash Surrender Value of Company Owned Life Insurance	(647)	(611)
Equity Based Compensation	356	6
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,665	(17,814)
Interest Payable and Other Liabilities	(2,129)	23
Net Cash from Operating Activities	10,119	(3,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	30,673	44,897
Proceeds from Sales of Securities Available-for-Sale	379	34,884
Purchase of Securities Available-for-Sale	(54,873)	(79,563)
Proceeds from Maturities of Securities Held-to-Maturity	554	974
Purchase of Loans	(20,666)	(22,052)
Proceeds from Sales of Loans	16,913	3,150
Loans Made to Customers, Net of Payments Received	3,264	(4,894)
Proceeds from Sales of Other Real Estate	457	670
Property and Equipment Expenditures	(2,008)	(1,984)
Proceeds from Sales of Property and Equipment	4	58
Acquire Insurance Customer List	(386)	—
Net Cash from Investing Activities	(25,689)	(23,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	19,632	28,986
Change in Short-term Borrowings	(3,680)	(7,745)
Advances of Long-term Debt	19,260	25,000
Repayments of Long-term Debt	(47)	(3,524)
Issuance of Common Stock	10	—
Employee Stock Purchase Plan	(3)	(46)
Dividends Paid	(4,644)	(4,633)
Net Cash from Financing Activities	30,528	38,038

Net Change in Cash and Cash Equivalents	14,958	10,874
Cash and Cash Equivalents at Beginning of Year	44,992	27,914
Cash and Cash Equivalents at End of Period	$59,950	$38,788

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited, dollars in thousands except per share data)
Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry.  The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature.  Certain prior year amounts have been reclassified to conform with current classifications.  It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2008 Annual Report on Form 10-K.  These financial statements consider events that occurred through November 6, 2009, the date the financial statements were issued.

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	September 30,
	2009	2008
Earnings per Share:
Net Income	$3,191	$3,319

Weighted Average Shares Outstanding	11,075,709	11,029,484
Earnings per Share	$0.29	$0.30

Diluted Earnings per Share:
Net Income	$3,191	$3,319

Weighted Average Shares Outstanding	11,075,709	11,029,484
Potentially Dilutive Shares, Net	9,059	292
Diluted Weighted Average Shares Outstanding	11,084,768	11,029,776

Diluted Earnings per Share	$0.29	$0.30

Stock options for 99,776 and 248,871 shares of common stock were not considered in computing diluted earnings per share for the quarter ended September 30, 2009 and 2008, respectively, because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended
	September 30,
	2009	2008
Earnings per Share:
Net Income	$8,897	$9,450

Weighted Average Shares Outstanding	11,062,053	11,029,484
Earnings per Share	$0.81	$0.85

Diluted Earnings per Share:
Net Income	$8,897	$9,450

Weighted Average Shares Outstanding	11,062,053	11,029,484
Potentially Dilutive Shares, Net	1,401	233
Diluted Weighted Average Shares Outstanding	11,063,454	11,029,717

Diluted Earnings per Share	$0.81	$0.85

Stock options for 118,399 and 248,871 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2009 and 2008, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited, dollars in thousands except per share data)
Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2009 and December 31, 2008, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

September 30, 2009
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	17,766	1,059	(21)	18,804
U.S. Government Sponsored Entities Mortgage-backed Securities	174,671	7,379	(1)	182,049
Equity Securities	3,207	32	(363)	2,876
Total	$195,644	$8,470	$(385)	$203,729

December 31, 2008
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	16,561	307	—	16,868
U.S. Government Sponsored Entities Mortgage-backed Securities	151,499	4,132	(4)	155,627
Equity Securities	3,620	44	(319)	3,345
Total	$171,680	$4,483	$(323)	$175,840

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.  All mortgage-backed securities in the above table are residential mortgage-backed securities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2009 and December 31, 2008, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Securities Held-to-Maturity:	Amount	Gains	Losses	Value

September 30, 2009
Obligations of State and Political Subdivisions	$2,773	$54	$—	$2,827

December 31, 2008
Obligations of State and Political Subdivisions	$3,326	$32	$—	$3,358

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited, dollars in thousands except per share data)

Note 3 – Securities (continued)

The amortized cost and fair value of Securities at September 30, 2009 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Asset-backed, Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.
	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$1,730	$1,753
Due after one year through five years	1,643	1,671
Due after five years through ten years	2,080	2,267
Due after ten years	12,313	13,113
U. S. Government Sponsored Entities Mortgage-backed Securities	174,671	182,049
Equity Securities	3,207	2,876
Totals	$195,644	$203,729

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$345	$350
Due after one year through five years	744	761
Due after five years through ten years	1,364	1,393
Due after ten years	320	323
Totals	$2,773	$2,827

Below is a summary of securities with unrealized losses as of September 30, 2009 and December 31, 2008, presented by length of time the securities have been in a continuous unrealized loss position:

At September 30, 2009:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	1,108	(21)	—	—	1,108	(21)
U.S. Government Sponsored Entities
Mortgage-backed Securities	43	(1)	—	—	43	(1)
Equity Securities	1,660	(363)	—	—	1,660	(363)
Total	$2,811	$(385)	$—	$—	$2,811	$(385)

At December 31, 2008:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
U.S. Government Sponsored Entities
Mortgage-backed Securities	1,253	(2)	617	(2)	1,870	(4)
Equity Securities	1,705	(319)	—	—	1,705	(319)
Total	$2,958	$(321)	$617	$(2)	$3,575	$(323)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

The Company’s equity securities consist of non-controlling investments in other banking organizations.  As required by ASC 320, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.    At September 30, 2009 and December 31, 2008, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due principally to the overall financial condition of the issuers, the near term prospects for the issuers, and the length of time that fair value has been less than cost.

Proceeds from the sales of Available-for-Sale Securities are summarized below:
	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009

Proceeds from Sales and Calls	$—	$379
Gross Gains on Sales and Calls	—	—

Income Taxes on Gross Gains	—	—

Proceeds from the sales of Available-for-Sale Securities are summarized below:
	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008

Proceeds from Sales and Calls	$18,658	$34,884
Gross Gains on Sales and Calls	244	529

Income Taxes on Gross Gains	83	180

During the three months ended September 30, 2009, the Company did not recognize any other-than-temporary expense on its securities portfolio.  During the nine months ended September 30, 2009, the Company recognized other-than-temporary expense of $34 on its portfolio of non-controlling equity investments in other banking companies.  During the quarter ended and nine months ended September 30, 2008, the Company recognized other-than-temporary expense of $350 on its portfolio of non-controlling equity investments in other banking organizations.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited, dollars in thousands except per share data)

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	September 30,	December 31,
	2009	2008

Commercial and Industrial Loans	$529,868	$505,191
Agricultural Loans	152,758	159,923
Consumer Loans	119,489	127,343
Residential Mortgage Loans	87,099	100,054
Total Loans	$889,214	$892,511
Less: Unearned Income	(1,765)	(2,075)
Allowance for Loan Losses	(10,788)	(9,522)
Loans, Net	$876,661	$880,914

Information Regarding Impaired Loans:

Impaired Loans with No Allowance for Loan Losses Allocated	$3,397	$1,713
Impaired Loans with Allowance for Loan Losses Allocated	4,317	4,232

Amount of Allowance Allocated to Impaired Loans	1,396	1,797

Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:
	September 30,	September 30,
	2009	2008

Balance as of January 1	$9,522	$8,044
Provision for Loan Losses	3,000	3,116
Recoveries of Prior Loan Losses	703	505
Loan Losses Charged to the Allowance	(2,437)	(2,307)
Balance as of September 30	$10,788	$9,358

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Three Months Ended
September 30, 2009		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$11,917	$4	$20	$(460)	$11,481
Net Gains on Sales of Loans and Related Assets	411	—	—	—	411
Net Gain / (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	465	—	(1)	465
Insurance Revenues	16	14	1,234	(10)	1,254
Noncash Item:
Provision for Loan Losses	1,250	—	—	—	1,250
Depreciation and Amortization	700	8	243	—	951
Income Tax Expense	1,460	71	(21)	(333)	1,177
Segment Profit / (Loss)	3,495	105	(35)	(374)	3,191
Segment Assets	1,226,495	2,304	8,418	(3,402)	1,233,815

Three Months Ended
September 30, 2008		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,603	$8	$17	$(182)	$10,446
Net Gains on Sales of Loans and Related Assets	330	—	—	—	330
Net Gain / (Loss) on Securities	244	—	—	(350)	(106)
Trust and Investment Product Fees	1	618	—	(1)	618
Insurance Revenues	8	36	1,370	(12)	1,402
Noncash Item:
Provision for Loan Losses	838	—	—	—	838
Depreciation and Amortization	639	7	204	—	850
Income Tax Expense	1,720	66	43	(375)	1,454
Segment Profit / (Loss)	3,482	95	54	(312)	3,319
Segment Assets	1,169,559	2,198	9,817	(2,973)	1,178,601

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited, dollars in thousands except per share data)

Note 6 – Segment Information (continued)

Nine Months Ended
September 30, 2009		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$34,116	$9	$48	$(934)	$33,239
Net Gains on Sales of Loans and Related Assets	1,437	—	—	—	1,437
Net Gain / (Loss) on Securities	—	—	—	(34)	(34)
Trust and Investment Product Fees	3	1,312	—	(3)	1,312
Insurance Revenues	66	18	3,984	(37)	4,031
Noncash Item:
Provision for Loan Losses	3,000	—	—	—	3,000
Depreciation and Amortization	2,031	22	695	—	2,748
Income Tax Expense	4,013	27	26	(835)	3,231
Segment Profit / (Loss)	9,319	39	41	(502)	8,897
Segment Assets	1,226,495	2,304	8,418	(3,402)	1,233,815

Nine Months Ended
September 30, 2008		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$31,203	$59	$55	$(687)	$30,630
Net Gains on Sales of Loans and Related Assets	1,058	—	—	—	1,058
Net Gain / (Loss) on Securities	529	—	—	(350)	179
Trust and Investment Product Fees	4	1,864	—	(27)	1,841
Insurance Revenues	48	42	4,570	(48)	4,612
Noncash Item:
Provision for Loan Losses	3,116	—	—	—	3,116
Depreciation and Amortization	1,893	21	612	—	2,526
Income Tax Expense	4,746	209	340	(874)	4,421
Segment Profit / (Loss)	9,453	308	548	(859)	9,450
Segment Assets	1,169,559	2,198	9,817	(2,973)	1,178,601

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased.  As of September 30, 2009, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the nine months ended September 30, 2009.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At September 30, 2009, the Company has reserved 620,144 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the nine months ended September 30, 2009 and 2008, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three or nine months ended September 30, 2009 and 2008.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to September 30, 2009 and 2008.

During the quarter and nine months ended September 30, 2009, the Company granted awards of 965 shares and 43,740 shares of restricted stock, respectively.  During the quarter and nine months ended September 30, 2008, the Company granted awards of 385 shares and 804 shares of restricted stock, respectively.  The expense recorded for the restricted stock grants totaled $121, net of an income tax benefit of $73, and $365, net of an income tax benefit of $220, during the three and nine months ended September 30, 2009.  The expense recorded for the restricted stock grants totaled $4, net of an income tax benefit of $3, and $6, net of an income tax benefit of $4, during the three and nine months ended September 30, 2008, respectively.  Unrecognized expense associated with the restricted stock grants totaled $129 and $4 as of September 30, 2009 and 2008, respectively.

The Company maintains an Employee Stock Purchase Plan (a 1999 plan that expired at the end of the most recent plan year in August 2009; a 2009 plan that is substantively the same in all material respects has succeeded the 1999 plan for the annual offering period that commenced in August 2009) whereby eligible employees have the option to purchase the Company’s common stock at a discount.  The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year.

The purchase price of the shares under this Plan is 95% of the fair market value of the Company’s common stock as of the last day of the plan year.  The 1999 plan provided for the purchase of up to 542,420 shares of common stock, and the 2009 plan provides for the purchase of up to 500,000 shares of common stock.  The Company may obtain shares for sale under both the 1999 and 2009 plans by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.  Funding for the purchase of common stock is from employee and Company contributions.  The Employee Stock Purchase Plan was not considered compensatory and no expense was recorded during the 2007/2008 and 2008/2009 plan years.

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.  The following tables represent the components of net periodic benefit cost for the periods presented:
	Three Months Ended
	September 30,
	2009	2008
Service Cost	$—	$—
Interest Cost	9	9
Expected Return on Assets	(1)	(3)
Amortization of Transition Amount	—	(1)
Amortization of Prior Service Cost	(1)	—
Recognition of Net (Gain)/Loss	4	5
Net Periodic Benefit Cost	$11	$10

Loss on Settlements and Curtailments	None	None

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 9 – Employee Benefit Plans (continued)
	Nine Months Ended
	September 30,
	2009	2008
Service Cost	$—	$—
Interest Cost	27	28
Expected Return on Assets	(5)	(9)
Amortization of Transition Amount	—	(1)
Amortization of Prior Service Cost	(2)	(2)
Recognition of Net (Gain)/Loss	12	15
Net Periodic Benefit Cost	$32	$31

Loss on Settlements and Curtailments	None	None

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $54 to the pension plan during the fiscal year ending December 31, 2009.  As of September 30, 2009, the Company has contributed $24 to the pension plan.

Note 10 – Fair Value

FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 10 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	18,804	—	18,804	—
U.S. Government Sponsored Entities Mortgage-backed Securities	182,049	—	182,049	—
Equity Securities	2,876	2,134	—	742
Total Securities Available-for-Sale	$203,729	$2,134	$200,853	$742

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	16,868	—	16,868	—
U.S. Government Sponsored Entities Mortgage-backed Securities	155,627	—	155,627	—
Equity Securities	3,345	2,190	—	1,155
Total Securities Available-for-Sale	$175,840	$2,190	$172,495	$1,155

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Available-for-Sale
Securities

Three Months Ended September 30, 2009:
Balance of Recurring Level 3 Assets at July 1, 2009	$742
Other-than-temporary Impairment Charges Recognized through Net Income	—
Ending Balance, September 30, 2009	$742

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 10 – Fair Value (continued)

Nine Months Ended September 30, 2009:
Balance of Recurring Level 3 Assets at January 1, 2009	$1,155
Sale of Securities	(379)
Other-than-temporary Impairment Charges Recognized through Net Income	(34)
Ending Balance, September 30, 2009	$742

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$2,813	$—	$—	$2,813
Other Real Estate	2,748	—	—	2,748

	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$2,284	$—	$—	$2,284
Other Real Estate	1,818	—	—	1,818

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,048 with a valuation allowance of $1,235, resulting in an additional provision for loan losses of $188 and $849 for the three and nine months ended September 30, 2009, respectively.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  Values of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sale and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate had a carrying amount of $2,748 at September 30, 2009.  A charge to earnings through Other Operating Income of $228 was included in the nine months ended September 30, 2009.  The three months ended September 30, 2009 included no additional charge to earnings.  Values for other real estate are generally derived utilizing similar techniques as discussed above for valuation of collateral dependent loans.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$59,950	$59,950	$44,992	$44,992
Securities Held-to-Maturity	2,773	2,827	3,326	3,358
FHLB Stock and Other Restricted Stock	10,621	N/A	10,621	N/A
Loans, including Loans Held-for-Sale, Net	884,766	877,899	884,080	892,785
Accrued Interest Receivable	6,583	6,583	7,215	7,215
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(623,210)	(623,210)	(587,282)	(587,282)
Other Time Deposits	(338,128)	(338,517)	(354,468)	(357,089)
Short-term Borrowings	(22,376)	(22,376)	(26,056)	(26,056)
Long-term Debt	(124,823)	(127,164)	(105,608)	(111,092)
Accrued Interest Payable	(2,168)	(2,168)	(2,884)	(2,884)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At September 30, 2009 and December 31, 2008, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Note 11 – New Accounting Pronouncements

In December 2007, the FASB issued an update to FASB ASC 805, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This update became effective for the Company on January 1, 2009.  The impact of the adoption of this standard will depend upon the nature of any future acquisitions.

In December 2007, the FASB issued an update to FASB ASC 810, Consolidation, which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  This update became effective for the Company on January 1, 2009.  The adoption did not have a significant impact on the Company’s results of operations or financial position.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 11 – New Accounting Pronouncements (continued)

In April 2009, the FASB issued an update to FASB ASC 320. Investments – Debt and Equity, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The update requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the update expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This update is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this update on April 1, 2009 did not have a significant impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued an update to ASC 820, Fair Value Measurement and Disclosures, that emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The update provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The update also requires increased disclosures.  This update is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this update did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued an update to FASB ASC 825, Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This update  is effective for interim reporting periods ending after June 15, 2009.  The Company has included the required disclosures in its interim financial statements.

In May 2009, the FASB issued an update to FASB ASC 855, Subsequent Events. FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated.  The update became effective for interim and annual periods ending after June 15, 2009. The Company adopted this update for the interim reporting period ending June 30, 2009. The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued and Not Yet Effective Accounting Standards

On June 12, 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing. The new guidance amends  ASC 860, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new standard will be effective January 1, 2010 and the adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

On June 12, 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 amends FIN 46(R)).  The new guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   Unlike previous guidance, this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated  This new guidance will also require additional disclosures about the Company’s involvement in variable interest entities.   This new guidance will be effective January 1, 2010 and the adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (unaudited, dollars in thousands except per share data)

Note 11 – New Accounting Pronouncements (continued)

In June 2009, the FASB issued an update to FASB ASC 105, Generally Accepted Accounting Principles.  The update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification TM will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards and all the contents in the Codification will carry the same level of authority.  Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures.  The update is effective for the first reporting period including interim periods after the issuance.  The update reduces potential ambiguity in financial reporting when measuring the fair value of liabilities by providing clarification for circumstances in which quoted prices in an active market for the identical liability is not available.  A reporting entity is required to measure fair value using one or more of the following techniques:  A valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as an asset.  Another valuation technique consistent with the principals of FASB ASC 820 would be an income approach such as a present value technique or a market approach based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2009 and December 31, 2008 and the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2008 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2008 Annual Report on Form 10-K.

During the third quarter of 2009, the Company generated earnings of $3,191,000 or $0.29 per share.  On a net income basis and per share basis, third quarter earnings were approximately 4% less than the $3,319,000 and $0.30 per share reported in the third quarter of 2008.  Earnings in the third quarter 2009 compared with the third quarter 2008 were affected by an improved net interest margin, offset by lower non-interest revenues and higher non-interest operating costs.  Each of these areas will be discussed in more detail below.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.  As of September 30, 2009, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $385,000.  As of September 30, 2009, held-to-maturity securities had a gross unrecognized gain of approximately $54,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income declined $128,000 or 4% to $3,191,000 or $0.29 per share for the quarter ended September 30, 2009, compared to $3,319,000 or $0.30 per share for the third quarter of 2008.  Net income declined $553,000 or 6% to $8,897,000 or $0.81 per share for the nine months ended September 30, 2009 compared with $9,450,000 or $0.85 per share during the same period of 2008.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$36,627	$25	0.27%	$20,180	$97	1.91%
Securities:
Taxable	191,750	2,156	4.50%	160,177	2,045	5.10%
Non-taxable	24,263	414	6.81%	16,577	262	6.35%
Total Loans and Leases (2)	903,917	13,773	6.05%	889,167	14,475	6.48%
Total Interest Earning Assets	1,156,557	16,368	5.63%	1,086,101	16,879	6.19%
Other Assets	92,448			98,419
Less: Allowance for Loan Losses	(10,619)			(9,567)
Total Assets	$1,238,386			$1,174,953

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$481,052	$822	0.68%	$439,049	$1,636	1.48%
Time Deposits	336,251	2,307	2.72%	337,196	3,257	3.84%
FHLB Advances and Other Borrowings	149,602	1,549	4.11%	144,395	1,390	3.83%
Total Interest-bearing Liabilities	966,905	4,678	1.92%	920,640	6,283	2.72%
Demand Deposit Accounts	147,437			141,089
Other Liabilities	13,893			14,301
Total Liabilities	1,128,235			1,076,030
Shareholders’ Equity	110,151			98,923
Total Liabilities and Shareholders’ Equity	$1,238,386			$1,174,953

Cost of Funds			1.61%			2.30%
Net Interest Income		$11,690			$10,596
Net Interest Margin			4.02%			3.89%
(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,035,000 or 10% (an increase of $1,094,000 or 10% on a tax-equivalent basis) for the quarter ended September 30, 2009 compared with the same quarter of 2008.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the third quarter 2009 was 4.02% compared to 3.89% for the third quarter of 2008.  The yield on earning assets totaled 5.63% during the quarter ended September 30, 2009 compared to 6.19% in the same period of 2008 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.61% during the quarter ended September 30, 2009 compared to 2.30% in the same period of 2008.

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$29,840	$64	0.29%	$34,585	$566	2.19%
Securities:
Taxable	187,037	6,497	4.63%	148,742	5,929	5.31%
Non-taxable	24,096	1,220	6.75%	17,504	815	6.21%
Total Loans and Leases (2)	891,519	40,752	6.11%	876,666	44,431	6.77%
Total Interest Earning Assets	1,132,492	48,533	5.73%	1,077,497	51,741	6.41%
Other Assets	91,979			97,166
Less: Allowance for Loan Losses	(10,254)			(9,038)
Total Assets	$1,214,217			$1,165,625

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$461,787	$2,505	0.73%	$414,895	$5,367	1.73%
Time Deposits	342,304	7,964	3.11%	361,559	11,037	4.08%
FHLB Advances and Other Borrowings	140,544	4,231	4.02%	137,864	4,298	4.21%
Total Interest-bearing Liabilities	944,635	14,700	2.08%	914,318	20,702	3.03%
Demand Deposit Accounts	147,324			138,218
Other Liabilities	13,635			14,138
Total Liabilities	1,105,594			1,066,674
Shareholders’ Equity	108,623			98,951
Total Liabilities and Shareholders’ Equity	$1,214,217			$1,165,625

Cost of Funds			1.74%			2.57%
Net Interest Income		$33,833			$31,039
Net Interest Margin			3.99%			3.84%
(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $2,609,000 or 9% (an increase of $2,794,000 or 9% on a tax-equivalent basis) for the nine months ended September 30, 2009 compared with the same period of 2008.  The tax equivalent net interest margin for the first nine months of 2009 was 3.99% compared to 3.84% for the first nine months of 2008.  The yield on earning assets totaled 5.73% during the nine months ended September 30, 2009 compared to 6.41% in the same period of 2008 while the cost of funds totaled 1.74% during the nine months ended September 30, 2009 compared to 2.57% in the same period of 2008.

Average earning assets increased by approximately $70.5 million or 6% and $55.0 million or 5% during the three and nine months ended September 30, 2009, respectively, compared with the same periods of 2008.  Average loans outstanding increased by $14.8 million or 2% and $14.9 million or 2% during the three and nine months ended September 30, 2009, respectively, compared with the same periods of the prior year.  A majority of the remainder of the increase in average earning assets was related to an increased securities portfolio in the both the three and nine months ended September 30, 2009.  The key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  During the third quarter of 2009, average core deposits increased $49.7 million or 6%, compared to the third quarter of 2008.  Average core deposits increased $44.7 million or 5% during the nine months ended September 30, 2009 compared to the same period of 2008.

The expansion of the Company’s net interest income and net interest margin in both the three and nine months ended September 30, 2009 compared with the same periods of 2008 have been aided by utilization of interest rate floors on adjustable rate commercial and agricultural loans.  As of September 30, 2009 the Company’s commercial and agricultural loan portfolio totaled $682.6 million of which approximately 67% were adjustable rate loans.  Of these adjustable rate loans, just over 80% contain interest rate floors which range predominantly from 4% to 7%.  At September 30, 2009, approximately $211 million of these loans were at their contractual floor.

Also contributing to the expansion of the Company’s net interest income and net interest margin in both the three and nine months ended September 30, 2009 compared with the same periods of 2008 has been the relative liability sensitive nature of the Company’s balance sheet.  The Company has been able to effectively lower interest rates on both its interest-bearing non-maturity deposits while continuing to expand its core deposit base.  In addition, a significant level of time deposits matured during the nine months ended September 30, 2009 allowing the Company to lower its cost of funds of these deposits in a time of historically low interest rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan loss totaled $1,250,000 during the quarter ended September 30, 2009, representing an increase of $412,000 or 49% from the third quarter 2008 provision of $838,000.  The provision for loan loss totaled $3,000,000 during the nine months ended September 30, 2009, representing a decline of $116,000 or 4% from the nine months ended September 30, 2008 provision of $3,116,000.

During the third quarter of 2009, the annualized provision for loan loss represented 0.55% of average loans outstanding compared with 0.38% on an annualized basis of average loans outstanding during the third quarter of 2008.  Net charge-offs totaled $757,000 or 0.33% on an annualized basis of average loans outstanding during the three months ended September 30, 2009 compared with $1,333,000 or 0.60% on an annualized basis of average loans outstanding during the same period of 2008.

During the nine months ended September 30, 2009, the annualized provision for loan loss represented 0.45% of average loans outstanding compared with 0.47% on an annualized basis of average loans outstanding during the nine months ended September 30, 2008.  Net charge-offs totaled $1,734,000 or 0.26% on an annualized basis of average loans outstanding during the nine  months ended September 30, 2009 compared with $1,802,000 or 0.27% on an annualized basis of average loans outstanding during the same period of 2008.

The provisions for loan losses made during the quarter ended and nine months ended September 30, 2009 were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the third quarter of 2009, non-interest income declined approximately 6% over the third quarter of 2008.
			Change from
Non-interest Income	Three Months		Prior Period
($ in thousands)	Ended September 30,		Amount	Percent
	2009	2008	Change	Change
Trust and Investment Product Fees	$465	$618	$(153)	-25%
Service Charges on Deposit Accounts	1,131	1,293	(162)	-13%
Insurance Revenues	1,254	1,402	(148)	-11%
Company Owned Life Insurance	200	200	—	—%
Other Operating Income	595	587	8	1%
Subtotal	3,645	4,100	(455)	-11%
Net Gains on Sales of Loans and
Related Assets	411	330	81	25%
Net Gain (Loss) on Securities	—	(106)	106	n/m
Total Non-interest Income	$4,056	$4,324	$(268)	-6%

n/m = not meaningful

During the nine months ended September 30, 2009, non-interest income declined approximately 12% over the first nine months of 2008.
			Change from
Non-interest Income	Nine Months		Prior Period
($ in thousands)	Ended September 30,		Amount	Percent
	2009	2008	Change	Change
Trust and Investment Product Fees	$1,312	$1,841	$(529)	-29%
Service Charges on Deposit Accounts	3,271	3,721	(450)	-12%
Insurance Revenues	4,031	4,612	(581)	-13%
Company Owned Life Insurance	638	600	38	6%
Other Operating Income	1,467	1,838	(371)	-20%
Subtotal	10,719	12,612	(1,893)	-15%
Net Gains on Sales of Loans and
Related Assets	1,437	1,058	379	36%
Net Gain (Loss) on Securities	(34)	179	(213)	-119%
Total Non-interest Income	$12,122	$13,849	$(1,727)	-12%

Trust and investment product fees decreased 25% and 29% during the third quarter and nine months ended September 30, 2009, compared with the same periods of 2008.  This decline was primarily attributable to continued difficult economic conditions and changes in customers’ investment preferences.  Deposit service charges and fees declined by 13% and 12% during the third quarter and nine months ended September 30, 2009, compared with the same periods of 2008, due in large part to less customer utilization of the Company’s overdraft protection program.

Insurance revenues declined 11% and 13% during the third quarter of 2009 compared with the same period of 2008.  Insurance revenues declined during the nine months ended September 30, 2009 due primarily to a reduced level of contingency revenue at the Company’s property and casualty insurance subsidiary, German American Insurance.

Other operating income declined 20% due in large part to losses and write-downs on other real estate owned properties that totaled approximately $326,000 during the first nine months of 2009.

The Company recognized a $34,000 other-than-temporary impairment charge on its portfolio of non-controlling equity investment in other banking organizations during the second quarter of 2009.  During the third quarter of 2008, the Company sold approximately $18 million of agency mortgage related securities at a gain of $244,000 and recognized an other-than-temporary impairment expense of $350,000 on its portfolio of non-controlling investments in other banking organizations.  During the nine months ended September 30, 2008, the Company sold approximately $34 million of agency mortgage related securities at a gain of $433,000 and recognized a gain of $96,000 on the mandatory redemption on a portion of VISA stock acquired as part of the initial public offering of VISA, Inc. These gains were partially offset by an other-than-temporary impairment expense of $350,000 on its portfolio of non-controlling investments in other banking organizations.

During the quarter ended and nine months ended September 30, 2009, the net gain on sale of residential loans increased 25% and 36%, respectively, over the gain recognized in the same periods of 2008 driven largely by a higher level of loans sold into the secondary market during 2009 as compared to 2008.

Non-interest Expense:

During the quarter ended September 30, 2009, non-interest expense increased approximately 8% compared with the same period of 2008.

			Change from
Non-interest Expense	Three Months		Prior Period
($ in thousands)	Ended September 30,		Amount	Percent
	2009	2008	Change	Change
Salaries and Employee Benefits	$5,427	$5,225	$202	4%
Occupancy, Furniture and Equipment
Expense	1,532	1,408	124	9%
FDIC Premiums	330	39	291	746%
Data Processing Fees	321	355	(34)	-10%
Professional Fees	285	365	(80)	-22%
Advertising and Promotion	266	250	16	6%
Intangible Amortization	235	222	13	6%
Other Operating Expenses	1,523	1,295	228	18%
Total Non-interest Expense	$9,919	$9,159	$760	8%

During the nine months ended September 30, 2009, non-interest expense increased approximately 10% compared with the same period of 2008.

			Change from
Non-interest Expense	Nine Months		Prior Period
($ in thousands)	Ended September 30,		Amount	Percent
	2009	2008	Change	Change
Salaries and Employee Benefits	$16,556	$15,670	$886	6%
Occupancy, Furniture and Equipment
Expense	4,531	4,278	253	6%
FDIC Premiums	1,550	90	1,460	1,622%
Data Processing Fees	1,022	1,132	(110)	-10%
Professional Fees	1,297	1,370	(73)	-5%
Advertising and Promotion	753	776	(23)	-3%
Intangible Amortization	677	667	10	1%
Other Operating Expenses	3,847	3,509	338	10%
Total Non-interest Expense	$30,233	$27,492	$2,741	10%

Salaries and benefits expense increased approximately 4% and 6% during the three and nine months ended September 30, 2009 compared with the same periods of 2008.  The increase was largely the result of increased costs associated with the Company’s partially self-insured health insurance plan.  Occupancy, furniture and equipment expense increased 9% and 6% during the three and nine months ended September 30, 2009 compared with the same periods of 2008 due in large part to depreciation expenses associated with renovations of existing branch facilities and upgrades to and purchases of information technology systems.

The Company’s FDIC premium expense increased $291,000 during the third quarter of 2009 and $1,460,000 in the first nine months of 2009 compared with the three and nine months ended September 30, 2008.  The increases resulted from an industry-wide increase in premiums as the FDIC has begun to recapitalize the deposit insurance fund, in addition to an industry-wide special assessment in the second quarter of 2009 of approximately $550,000 which represented 5 basis points of the Company’s subsidiary bank’s total assets less Tier 1 Capital.  Management anticipates that FDIC premium expense (including possible additional industry-wide special assessments) will continue to be elevated in the coming months at the levels experienced during the nine months ended September 30, 2009.

Other operating expenses increased by 18% and 10% during the three months and nine months ended September 30, 2009 compared with the same periods of 2008.  The increases were attributable primarily to loss claims activity at the Company’s captive insurance company.  Also contributing to the increased level of other operating expenses was an increase in loan collection costs.

Income Taxes:

The Company’s effective income tax rate approximated 27.0% during the three months ended September 30, 2009 compared with 30.5% during the same period of 2008.  The Company’s effective income tax rate approximated 26.6% during the nine months ended September 30, 2009 compared with 31.9% during the same period of 2008.  The effective tax rate in both 2009 and 2008 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at September 30, 2009 increased $43.0 million to $1.234 billion compared with $1.191 billion in total assets at December 31, 2008.  Cash and cash equivalents decreased $15.0 million to $60.0 million at September 30, 2009 compared with $45.0 million at year-end 2008.  Securities available-for-sale increased $27.9 million to $203.7 million at September 30, 2009 compared with $175.8 million at year-end 2008.  The increase in securities available-for-sale was attributable to deposit growth and increases in the Company’s level of borrowed funds.

End-of-period loans outstanding decreased by approximately 1% on an annualized basis during the first nine months of 2009.  There was, however, an increase in commercial and industrial loans (including both real estate and non-real estate).  A majority of the growth in the commercial loan portfolio was attributable to the purchase of approximately $20 million of loans from another financial institution in an existing market of the Company.  This purchase was completed on June 30, 2009.  Partially offsetting this increase was a decline in the residential loan and consumer loan portfolios as market interest rates remained historically low into the third quarter of 2009.  The Company continued to actively originate residential mortgage loans, with the vast majority of production being sold into the secondary market.   The Company’s agriculture portfolio also declined during the first nine months of 2009 due in large part to reduced utilization of operating lines of credit during 2009 as compared to prior years.

End of Period Loan Balances:			Current	Annualized
($ in thousands)	September 30,	December 31,	Period	Percent
	2009	2008	Change	Change

Commercial & Industrial Loans	$529,868	$505,191	$24,677	7%
Agricultural Loans	152,758	159,923	(7,165)	-6%
Consumer Loans	119,489	127,343	(7,854)	-8%
Residential Mortgage Loans	87,099	100,054	(12,955)	-17%
	$889,214	$892,511	$(3,297)	-1%

The Company’s allowance for loan losses totaled $10.8 million at September 30, 2009, an increase of $1,266,000 or 13%, compared with $9.5 million at year-end 2008.  The allowance for loan losses represented 1.22% of period end loans at September 30, 2009 compared with 1.07% of period end loans at December 31, 2008.

End-of-period deposits increased approximately 3% on an annualized basis during the first nine months of 2009.  The increase was attributable to growth of the Company’s core deposit base.

End of Period Deposit Balances:			Current	Annualized
($ in thousands)	September 30,	December 31,	Period	Percent
	2009	2008	Change	Change

Non-interest-bearing Demand Deposits	$147,704	$147,977	$(273)	—%
Interest-bearing Demand, Savings,
& Money Market Accounts	475,506	439,305	36,201	11%
Time Deposits < $100,000	253,082	250,339	2,743	1%
Time Deposits of $100,000 or more & Brokered Deposits	85,046	104,129	(19,083)	-24%
	$961,338	$941,750	$19,588	3%

The Company’s FHLB advances and other borrowings increased $15.5 million to $147.2 million at September 30, 2009 compared with $131.7 million at year-end 2008. This increase was the result of the issuance of $19.3 million of 8% redeemable subordinated debentures that will mature on March 30, 2019 during the second quarter of 2009.

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2009 and December 31, 2008 (dollars in thousands):
	September 30,	December 31,
	2009	2008
Non-accrual Loans	$7,212	$8,316
Past Due Loans (90 days or more)	521	34
Restructured Loans	2,195	—
Total Non-performing Loans	9,928	8,350
Other Real Estate	2,748	1,818
Total Non-performing Assets	$12,676	$10,168

Non-performing Loans to Total Loans	1.12%	0.94%
Allowance for Loan Loss to Non-performing Loans	108.66%	114.04%

Non-performing loans totaled $9.9 million at September 30, 2009 compared to $8.4 million of non-performing loans at year-end 2008.  The majority of this increase occurred during the third quarter 2009 and was attributable to a single seasoned hotel/motel credit located outside the Company’s primary market area that until recently had been performing, since its date of inception, as per contractual terms.  Non-performing loans represented 1.12% of total outstanding loans at September 30, 2009 and 0.94% of total loans outstanding at year-end 2008.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2009.

At September 30, 2009, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

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

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	September 30,	December 31,
	Purposes	2009	2008

Leverage Ratio	4.00%	7.73%	7.54%
Tier 1 Capital to Risk-adjusted Assets	4.00%	9.94%	9.37%
Total Capital to Risk-adjusted Assets	8.00%	13.92%	11.42%

As of September 30, 2009, shareholders’ equity increased by $7.2 million to $112.4 million compared with $105.2 million at year-end 2008.  The increase in shareholders’ equity was primarily attributable to an increase of $4.3 million in retained earnings and an increase of $2.6 million in accumulated other comprehensive income.  Shareholders’ equity represented 9.1% of total assets at September 30, 2009 and 8.8% at December 31, 2008.   Shareholders’ equity included $12.5 million of goodwill and other intangible assets at September 30, 2009, compared to $12.8 million of goodwill and other intangible assets at December 31, 2008.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents increased $15.0 million during the nine months ended September 30, 2009 ending at $60.0 million.  During the nine months ended September 30, 2009, operating activities resulted in net cash inflows of $10.1 million.  Investing activities resulted in net cash outflows of $25.7 million during the nine months ended September 30, 2009 due primarily to growth in the Company’s available-for-sale securities portfolio.  Financing activities resulted in net cash inflows for the nine month period ended September 30, 2009 of $30.5 million due primarily to growth of deposits of $19.6 million and increased borrowings of $15.5 million offset partially by a net cash outflow of $4.6 million in dividends paid to shareholders.  The growth in borrowings was related to the Company’s issuance of $19.3 million of subordinated debentures during the second quarter of 2009.

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

In this Report, the Company’s statements regarding its expectations concerning the likelihood of continuing higher levels of FDIC premium expense are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Interest Rate Sensitivity as of September 30, 2009

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	$110,532	(11.77)%	9.37%	(84	) b.p.
Base	125,279	—	10.21%	—
-2%	96,649	(22.85)%	7.79%	(242	) b.p.

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

Item 4.   Controls and Procedures

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended September 30, 2009.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs(1)
7/1/09 – 7/31/09	—	—	—	272,789
8/1/09 – 8/31/09	—	—	—	272,789
9/1/09 – 9/30/09	—	—	—	272,789
	—	—	—

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2009 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2009.

Item 6.   Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date:	November 6, 2009	By	/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date:	November 6, 2009	By	/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
3
Restated Bylaws of German American Bancorp, Inc., as amended and restated July 27, 2009.  The copy of this exhibit filed as Exhibit 3 to the current report on Form 8-K of the Registrant filed July 31, 2009 is incorporated herein by reference.

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