Form 10-K
period 2009-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2010-03-10
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☑ No

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $149,073,000.  This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 1, 2010, there were outstanding 11,077,382 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 13, 2010, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2009

Table of Contents

PART I

Item 1.	Business	3-7

Item 1A.	Risk Factors	7-11

Item 1B.	Unresolved Staff Comments	11

Item 2.	Properties	11

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12-13

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-31

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 8.	Financial Statements and Supplementary Data	32-67

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68

Item 9A.	Controls and Procedures	68

Item 9B.	Other Information	68

PART III

Item 10.	Directors and Executive Officers of the Registrant	69

Item 11.	Executive Compensation	69

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69-70

Item 13.	Certain Relationships and Related Transactions	70

Item 14.	Principal Accountant Fees and Services	70

PART IV

Item 15.	Exhibits and Financial Statement Schedules	71

SIGNATURES		72

INDEX OF EXHIBITS		73-76

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

PART I
Item 1. Business.

General.

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana.  The Company’s Common Stock is traded on NASDAQ’s Global Select Market under the symbol GABC.  The principal subsidiary of German American Bancorp, Inc., is its banking subsidiary, German American Bancorp, which operates through 28 retail banking offices in the ten contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Monroe, Perry, Pike, and Spencer.  The banking subsidiary in February 2010 agreed to purchase two branches of another bank in Vanderburgh and Warrick Counties, which are part of the Evansville (Indiana) metropolitan area.  For further information regarding this branch purchase, which is proposed to be completed in the second quarter of 2010, see Note 20 in the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference.  German American Bancorp, Inc., also owns a trust, brokerage, and financial planning subsidiary, which operates from the banking offices of the bank subsidiary and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

Throughout this report, when we use the term “Company”, we will usually be referring to the business and affairs (financial and otherwise) of the Company and its consolidated subsidiaries as a whole.  Occasionally, we will refer to the term “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc.

The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, and a full range of personal and corporate insurance products.  Financial and other information by segment is included in Note 15 – Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference.  Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries.

The Company’s principal operating subsidiaries are described in the following table:

1) Name	2) Type of Business	3) Principal Office Location
German American Bancorp	Commercial Bank	Jasper, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Jasper, IN
German American Financial Advisors & Trust Company	Trust, Brokerage, Financial Planning	Jasper, IN

Two of these subsidiaries (German American Bancorp and German American Insurance, Inc.) conducted business during 2009 in the various communities served by the Company under distinctive trade names that relate to the names under which the Company (or a predecessor) has done banking or insurance business with the public in those communities in prior years.

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

Employees.

At March 1, 2010 the Company and its subsidiaries employed approximately 335 full-time equivalent employees.  There are no collective bargaining agreements, and employee relations are considered to be good.

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

The Company and its bank subsidiary are required by law to maintain minimum levels of capital.  These required capital levels are expressed in terms of capital ratios, known as the leverage ratio and the capital to risk-based assets ratios.  The Company and its bank subsidiary each exceeded the minimum required capital levels for each measure of capital adequacy as of December 31, 2009.  See Note 8 to the Company's consolidated financial statements that are presented in Item 8 of this Report, which Note 8 is incorporated herein by reference.

Also, federal regulations define five categories of financial institutions for purposes of implementing prompt corrective action and supervisory enforcement requirements of the Federal Deposit Insurance Corporation Improvements Act of 1991.  The category to which the most highly capitalized institutions are assigned is termed “well-capitalized.”  Institutions falling into this category must have a total risk-based capital ratio (the ratio of total capital to risk-weighted assets) of at least 10%, a Tier 1 risk-based capital ratio (the ratio of Tier 1, or “core”, capital to risk-weighted assets) of at least 6%, a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 5%, and must not be subject to any written agreement, order, or directive from its regulator relative to meeting and maintaining a specific capital level.  On December 31, 2009, the Company had a total risk-based capital ratio of 14.09%, a Tier 1 risk-based capital ratio of 10.10% (based on Tier 1 capital of $96,887,000 and total risk-weighted assets of $959,229,000), and a leverage ratio of 7.64%. The Company’s affiliate bank met all of the requirements of the “well-capitalized” category.  In addition the Company meets the requirements of the FRB to be considered a “well-capitalized” bank holding company.  Accordingly, the Company does not expect these regulations to significantly impact operations.

The parent company is a corporation separate and distinct from its bank and other subsidiaries.  Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by its bank subsidiary, and this is expected to continue in the future. This subsidiary is subject to statutory restrictions on its ability to pay dividends. The FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries that enable it to prevent or remedy actions that in its view may represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability in appropriate cases to proscribe the payment of dividends by banks and bank holding companies. During 2009, the FRB advised all bank holding companies that they should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. The FDIC and DFI possess similar enforcement powers over the bank subsidiary. The “prompt corrective action” provisions of federal banking law impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies.

Extraordinary Government Programs.

Since October of 2008, the federal government, through the United States Treasury, the federal reserve banking system administered by the FRB and the FDIC, have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system.

During 2009, the Company declined the opportunity to participate in the United States Treasury's Capital Purchase Program, part of the program commonly known as TARP.

The Company's banking subsidiary has elected to participate in the Temporary Liquidity Guarantee Program (“TLGP”), created by the FDIC.  Established by final rule of the FDIC in November 2008, the TLGP provides two limited guarantee programs: One, the Debt Guarantee Program, guarantees newly-issued senior unsecured debt, and another, the Transaction Account Guarantee program (“TAG”) guarantees certain non-interest-bearing transaction accounts at insured depository institutions. All insured depository institutions that offer non-interest-bearing transaction accounts had the option to participate in either program. The Company’s bank subsidiary elected to participate in both parts of the TLGP.

Under the TAG, FDIC provides a guarantee for the entire account balance for eligible non-interest-bearing transaction accounts in exchange for an additional insurance premium paid by the depository institution. This additional protection is currently scheduled to terminate on June 30, 2010 (as extended by FDIC).  The Company’s subsidiary bank pays an annualized premium for that additional deposit insurance protection of 10-basis points on the aggregate amount of its non-interest bearing transaction accounts.

Federal Deposit Insurance Assessments.

The deposits of the Company’s bank subsidiary are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF.  Like every other insured institution, the Company's bank subsidiary’s assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.

In light of the significant increase in depository institution failures in 2008 and 2009 and the temporary increase of general deposit insurance limits to $250,000 per depositor (scheduled to expire on December 31, 2013), the DIF incurred substantial losses in 2008 and 2009. Accordingly, the FDIC took action during 2009 to revise its risk-based assessment system, to collect certain special assessments, and to accelerate the payment of assessments. Under the new risk-based assessment system, adjusted deposit insurance assessments can range from a low of 7 basis points to a high of 77.5 basis points. The premiums will further increase uniformly by 3 basis points in 2011.

On September 30, 2009, the FDIC collected a special assessment from each insured institution that generally totaled 5 basis points of total assets less Tier 1 Capital.  In addition, on December 30, 2009, the FDIC collected 13 quarters of deposit insurance premiums from all insured institutions.  Notwithstanding these actions, there is a risk that the bank’s deposit insurance premiums will continue to increase if failures of insured depository institutions continue to deplete the DIF.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on all  DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed each FDIC-insured institution is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. That assessment rate is established quarterly, and during the calendar year ending December 31, 2009, averaged on an annualized basis 1.06 cents per $100 of deposits.  These assessments will continue until the FICO bonds mature in 2019.

Any increase in the risk category of the Company’s bank subsidiary or reduction of its capital category as established by the risk-based DIF assessment program, and any adjustments to the base assessment rates or special FDIC assessments, could result in a material increase in our expense for federal deposit insurance.

Internet Address; Internet Availability of SEC Reports.

The Company's Internet address is www.germanamerican.com.

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

Forward-Looking Statements and Associated Risks.

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future.  These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.   Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of allowance for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; acquisitions or mergers; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. All statements other than statements of historical fact included in this report, including statements regarding our financial position, business strategy and the plans and objectives of our management for future operations, are forward-looking statements.  When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to us or our management, identify forward-looking statements.

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

•
risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations;

•	factors driving impairment charges on investments;

•	the impact, extent and timing of technological changes;

•	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

•	actions of the Federal Reserve Board;

•	changes in accounting principles and interpretations;

•	potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;

•
actions of the Department of the Treasury and the Federal Deposit Insurance Corporation under the Emergency Economic Stabilization Act and the Federal Deposit Insurance Act and other legislative and regulatory actions and reforms; and

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

Item 1A. Risk Factors.

While we have a history of profitability and operate with capital that exceeds the requirements of bank regulatory agencies, the financial services industry in which we operate has been adversely affected by the current weak economic environment.  Further, an investment in our common stock (like an investment in the equity securities of any business enterprise) is subject to other investment risks and uncertainties.  The following describes some of the principal risks and uncertainties to which our industry in general, and we and our assets and businesses specifically, are subject; other risks are briefly identified in our cautionary statement that is included under the heading “Forward-Looking Statements and Associated Risks” in Part I, Item 1, “Business.”  Although we seek ways to manage these risks and uncertainties and to develop programs to control those that we can, we ultimately cannot predict the future.  Future results may differ materially from past results, and from our expectations and plans.

Risks Related to the Financial Services Industry

Difficult market conditions have adversely affected our industry.

The U.S. economy entered a recession during the third quarter of 2008, and the housing and real estate markets have been experiencing extraordinary slowdowns since 2007. Additionally, unemployment rates continually rose during these periods. These factors have had a significant negative effect on companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil has led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity.  Continued weakness or further deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, can place downward pressure on the credit worthiness of bank customers and their inclinations to borrow.  A continued or worsening disruption and volatility could negatively impact customers' ability to seek new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations.  Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Since our business is concentrated in southern Indiana, declines in the economy of this region could adversely affect our business.

Our FDIC insurance premiums may increase, and special assessments could be made, which could negatively impact our results of operations.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline of its deposit insurance fund to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the Emergency Economic Stabilization Act of 2008, as amended, increased the limit on FDIC coverage to $250,000 through December 31, 2013. These developments have caused our FDIC insurance premiums to increase, and may cause additional increases. On September 30, 2009, the FDIC collected a special assessment from each insured institution, and additional assessments are possible.  In addition, the FDIC also collected 13 quarters of prepaid insurance premiums on December 30, 2009.

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

Legislative and regulatory actions taken now or in the future regarding the financial services industry may significantly increase our costs or limit our ability to conduct our business in a profitable manner.

As a result of the ongoing financial crisis and challenging market conditions and concerns regarding the consumer lending practices of certain institutions, we expect to face increased regulation and regulatory and political scrutiny of the financial services industry. We are already subject to extensive federal and state regulation and supervision. The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably. While we are unable to predict the scope or impact of any potential legislation or regulatory action, bills that would result in significant changes to financial institutions have been introduced in Congress and it is possible that such legislation or implementing regulations could significantly increase our regulatory compliance costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, interfere with our executive compensation plans, or limit our ability to pursue business opportunities (such as potential opportunities to acquire assets or other institutions or businesses) in an efficient manner.

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

We conduct business from offices that are exclusively located in ten contiguous counties of Southern Indiana, from which substantially all of our customer base is drawn.  Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area.   If current levels of market disruption and volatility worsen in our primary service areas, the quality of our loan portfolio, and the demand for our products and services, could be adversely affected, and this could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We face substantial competition.

The banking and financial services business in our markets is highly competitive. We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets.  In addition, new banks could be organized in our market area which might bid aggressively for new business to capture market share in these markets.   Developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity.  See also Part I, Item 1, of this report, “Business—Competition,” and “Business—Regulation and Supervision.”

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

Any acquisitions of banks, bank branches, or loans or other financial service assets pose risks to us.

In the past several years, we have completed several purchases of loan portfolios from other banks and have agreed to expand into the Evansville, Indiana market by buying two branches of another bank.  We may continue to buy banks, bank branches and other financial-service-related businesses and assets in the future.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities or asset quality issues of the acquired assets, operations or company;

•	potential exposure to unknown or contingent liabilities of the acquired assets, operations or company;

•	exposure to potential asset quality issues of the acquired assets, operations or company;

•	environmental liability with acquired real estate collateral or other real estate;

•	difficulty and expense of integrating the operations, systems and personnel of the acquired assets, operations or company;

•	potential disruption to our ongoing business, including diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the acquired operations or company;

•	difficulty in estimating the value of the acquired assets, operations or company; and

•	potential changes in banking or tax laws or regulations that may affect the acquired assets, operations or company.

We may not be successful in overcoming these risks or any other problems encountered in connection with mergers or acquisitions.

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

We may participate in FDIC-assisted acquisitions, which could present additional risks to our financial condition.

We may make opportunistic whole or partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC. In addition to the risks frequently associated with acquisitions, an acquisition of a troubled financial institution may involve a greater risk that the acquired assets underperform compared to our expectations. Because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks including, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share and share ownership.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of 2009 to a vote of security holders, by solicitation of proxies or otherwise.

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

	2009			2008
			Cash			Cash
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$17.31	$14.24	$0.140	$12.90	$10.65	$0.140
Third Quarter	$18.33	$14.25	$0.140	$13.60	$11.00	$0.140
Second Quarter	$16.04	$11.33	$0.140	$13.23	$11.39	$0.140
First Quarter	$12.50	$10.40	$0.140	$13.29	$11.31	$0.140
			$0.560			$0.560

The Common Stock was held of record by approximately 3,308 shareholders at February 28, 2010.

Cash dividends paid to the Company’s shareholders are primarily funded from dividends received by the parent company from its bank subsidiary.  The declaration and payment of future dividends will depend upon the earnings and financial condition of the Company and its subsidiaries, general economic conditions, compliance with regulatory requirements affecting the ability of the bank subsidiary and the Company to declare dividends, and other factors.

Transfer Agent:	Computershare	Shareholder	Terri A. Eckerle
	Priority Processing	Information and	German American Bancorp, Inc.
	250 Royall St	Corporate Office:	P. O. Box 810
	Canton, MA 02021		Jasper, Indiana 47547-0810
	Contact: Shareholder Relations		(812) 482-1314
	(800) 884-4225		(800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group.  The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 2009, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period.  The companies comprising the Indiana Bank Peer Group for purposes of the December 2009 comparison were:  1st Source Corp., Community Bank Shares of IN, First Financial Corp., First Merchants Corp., Integra Bank Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, Indiana Community Bancorp, Horizon Bancorp, Monroe Bancorp, and Tower Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization.  The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June.  The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June.  The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended December 31, 2009.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

October 2009	—	—	—	272,789
November 2009	—	—	—	272,789
December 2009	—	—	—	272,789

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2008 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2009.

Item 6.  Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data).

	2009	2008	2007	2006	2005
Summary of Operations:
Interest Income	$63,736	$67,845	$72,261	$63,594	$50,197
Interest Expense	19,223	26,908	33,646	27,398	17,984
Net Interest Income	44,513	40,937	38,615	36,196	32,213
Provision for Loan Losses	3,750	3,990	3,591	925	1,903
Net Interest Income after Provision
For Loan Losses	40,763	36,947	35,024	35,271	30,310
Non-interest Income	15,859	18,210	15,704	15,993	14,502
Non-interest Expense	40,391	36,716	37,221	37,059	31,756
Income before Income Taxes	16,231	18,441	13,507	14,205	13,056
Income Tax Expense	4,013	5,638	4,102	3,984	3,335
Net Income	$12,218	$12,803	$9,405	$10,221	$9,721

Year-end Balances:
Total Assets	$1,242,965	$1,190,828	$1,131,710	$1,093,424	$946,467
Total Loans, Net of Unearned Income	877,822	890,436	867,721	796,259	651,956
Total Deposits	969,643	941,750	877,421	867,618	746,821
Total Long-term Debt	113,320	105,608	86,786	68,333	66,606
Total Shareholders’ Equity	113,549	105,174	97,116	92,391	82,255

Average Balances:
Total Assets	$1,230,596	$1,174,583	$1,114,140	$1,029,838	$925,851
Total Loans, Net of Unearned Income	891,322	880,630	840,849	715,260	634,526
Total Deposits	963,928	922,137	889,736	814,440	730,220
Total Shareholders’ Equity	109,887	99,711	93,677	88,451	84,479

Per Share Data (1):
Net Income	$1.10	$1.16	$0.85	$0.93	$0.89
Cash Dividends	0.56	0.56	0.56	0.56	0.56
Book Value at Year-end	10.25	9.54	8.81	8.39	7.73

Other Data at Year-end:
Number of Shareholders	3,364	3,684	3,647	3,438	3,494
Number of Employees	332	348	371	397	367
Weighted Average Number of Shares (1)	11,065,917	11,029,519	11,009,536	10,994,739	10,890,987

Selected Performance Ratios:
Return on Assets	0.99%	1.09%	0.84%	0.99%	1.05%
Return on Equity	11.12%	12.84%	10.04%	11.56%	11.51%
Equity to Assets	9.14%	8.83%	8.58%	8.45%	8.69%
Dividend Payout	50.71%	48.25%	65.65%	60.29%	62.83%
Net Charge-offs to Average Loans	0.25%	0.29%	0.32%	0.50%	0.26%
Allowance for Loan Losses to Loans	1.25%	1.07%	0.93%	0.90%	1.42%
Net Interest Margin	3.95%	3.82%	3.83%	3.96%	3.92%

(1)	Share and Per Share Data excludes the dilutive effect of stock options.

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

The information in this Management’s Discussion and Analysis is presented as an analysis of the major components of the Company’s operations for the years 2007 through 2009 and its financial condition as of December 31, 2009 and 2008.  This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”).  Financial and other information by segment is included in Note 15 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW

The Company’s net income decreased $585,000 or 5% to $12,218,000 or $1.10 per share in 2009 compared to $12,803,000 or $1.16 per share in 2008.  The level of earnings achieved in 2009 represented the second highest level of financial performance in the Company’s history, while 2008 earnings represented the highest level of earnings in the Company’s history.

The Company’s 2009 performance was positively impacted by an approximately 9% improvement in net interest income.  The improvement in net interest income was the result of approximately 6% growth in earning assets driven by core deposit growth and an improved net interest margin.  The Company also strengthened its level of loan loss reserves by adding approximately $1.5 million to the allowance for loan losses during 2009.   The Company also significantly enhanced its equity and regulatory capital  during 2009.  Largely the result of strong retained earnings in 2009, the Company’s total shareholder’s equity increased approximately 8%, and the Company’s regulatory capital was augmented by the Company’s issuance during 2009 of $19.3 million of ten-year subordinated redeemable debentures.

In a direct reflection of the weakened economic environment in which the Company operated during 2009, the Company’s earnings were negatively impacted by lower levels of non-interest income and higher levels of operating costs.  The lower levels of non-interest income in 2009 were the result of declines of approximately 20% in revenues and fees generated by the Company’s insurance, investment, and trust activities while fees derived from deposit service charges declined by approximately 11%.  The higher level of non-interest expenses in 2009 were directly related to significantly higher levels of FDIC insurance premiums (an increase of approximately $1.7 million) and health insurance costs (an increase of approximately $1.0 million).

In the second quarter of 2010, the Company plans to complete its acquisition of two branches (including their related loan assets and deposit liabilities) of another bank in the Evansville, Indiana banking market, which is a new market for the Company.  For further information see Note 20 to the Company’s consolidated financial statements included in Item 8 of this Report.

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

SECURITIES VALUATION

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other-than-temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.  As of December 31, 2009, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $989,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income declined $585,000 or 5% to $12,218,000 or $1.10 per share in 2009 compared to $12,803,000 or $1.16 per share in 2008.  The decline in earnings during 2009 compared with 2008 was largely the result of lower non-interest revenues and higher levels of non-interest expense partially mitigated by an increase in net interest income.

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

Net interest income increased $3,576,000 or 9% (an increase of $3,798,000 or 9% on a tax-equivalent basis) for the year ended December 31, 2009 compared with the year ended 2008. The increase in net interest income was primarily attributable to an increased level of average earning assets and an expanded net interest margin in 2009 compared with 2008.  The tax equivalent net interest margin for 2009 was 3.95% compared to 3.82% for 2008.  The yield on earning assets totaled 5.62% during 2009 compared to 6.30% in 2008 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.67% during 2009 compared to 2.48% in 2008.

Average earning assets increased by approximately $61.9 million or 6% during 2009 compared with 2008.  Average loans outstanding increased by $10.7 million or 1% during 2009 compared with 2008.  The remainder of the increase in average earning assets was primarily related to an increased securities portfolio in 2009.  The key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  During 2009 average core deposits increased $53.5 million or 7%, compared to 2008.

The expansion of the Company’s net interest income and net interest margin during 2009 compared with 2008 was aided by utilization of interest rate floors on adjustable rate commercial and industrial, commercial real estate and agricultural loans.  As of December 31, 2009 the Company’s commercial and agricultural loan portfolios totaled $680.1 million of which approximately 67% were adjustable rate loans.  Of these adjustable rate loans, approximately 83% contain interest rate floors which range predominantly from 4% to 7%.  At year-end 2009, approximately $223.6 million of these loans were at their contractual floor.

Also contributing to the expansion of the Company’s net interest income and net interest margin during 2009 compared with 2008 has been the relative liability sensitive nature of the Company’s balance sheet.  The Company was able to effectively lower interest rates on both its interest-bearing non-maturity deposits while continuing to expand its core deposit base.  In addition, a significant level of time deposits matured during 2009 allowing the Company to lower its cost of these deposits in a time of historically low interest rates.

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

For 2008, the net interest margin remained relatively stable at 3.82% compared to 3.83% during 2007.  The Company’s yield on earning assets totaled 6.30% compared with a cost of funds of 2.48% netting to a net interest margin of 3.82% for the year ended December 31, 2008.  The Company’s yield on earning assets was 7.12% compared with a cost of funds of 3.29% netting to a net interest margin of 3.83% for the year ended December 31, 2007.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.  For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis / dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2009			December 31, 2008			December 31, 2007

	Principal	Income /	Yield /	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Federal Funds Sold and Other
Short-term Investments	$41,085	$106	0.26%	$35,064	$593	1.69%	$9,626	$478	4.96%

Securities:
Taxable	192,074	8,660	4.51%	152,710	8,007	5.24%	149,108	6,992	4.69%
Non-taxable	23,920	1,614	6.75%	18,061	1,164	6.44%	23,913	1,423	5.95%
Total Loans and Leases (2)	891,322	54,166	6.08%	880,630	58,669	6.66%	840,849	63,958	7.61%

TOTAL INTEREST EARNING ASSETS	1,148,401	64,546	5.62%	1,086,465	68,433	6.30%	1,023,496	72,851	7.12%

Other Assets	92,699			97,275			98,389
Less: Allowance for Loan Losses	(10,504)			(9,157)			(7,745)

TOTAL ASSETS	$1,230,596			$1,174,583			$1,114,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$245,811	$1,710	0.70%	$212,467	$3,439	1.62%	$153,033	$3,280	2.14%
Savings Deposits	227,403	1,531	0.67%	209,593	3,407	1.63%	177,001	4,858	2.74%
Time Deposits	341,041	10,254	3.01%	359,115	14,366	4.00%	425,878	19,151	4.50%
FHLB Advances and Other Borrowings	143,332	5,728	4.00%	138,888	5,696	4.10%	117,084	6,357	5.43%

TOTAL INTEREST-BEARING LIABILITIES	957,587	19,223	2.01%	920,063	26,908	2.92%	872,996	33,646	3.85%

Demand Deposit Accounts	149,673			140,962			133,824
Other Liabilities	13,449			13,847			13,643
TOTAL LIABILITIES	1,120,709			1,074,872			1,020,463

Shareholders’ Equity	109,887			99,711			93,677

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,230,596			$1,174,583			$1,114,140

COST OF FUNDS			1.67%			2.48%			3.29%

NET INTEREST INCOME		$45,323			$41,525			$39,205

NET INTEREST MARGIN			3.95%			3.82%			3.83%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $545, $127, and $806 for 2009, 2008, and 2007, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2009 compared to 2008			2008 compared to 2007
	Increase / (Decrease) Due to (1)			Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$87	$(574)	$(487)	$597	$(482)	$115
Taxable Securities	1,876	(1,223)	653	172	843	1,015
Non-taxable Securities	393	57	450	(370)	111	(259)
Loans and Leases	705	(5,208)	(4,503)	2,922	(8,211)	(5,289)
Total Interest Income	3,061	(6,948)	(3,887)	3,321	(7,739)	(4,418)

Interest Expense:
Savings and Interest-bearing Demand	747	(4,352)	(3,605)	1,921	(3,212)	(1,291)
Time Deposits	(693)	(3,419)	(4,112)	(2,808)	(1,978)	(4,786)
FHLB Advances and Other Borrowings	180	(148)	32	1,059	(1,720)	(661)
Total Interest Expense	234	(7,919)	(7,685)	172	(6,910)	(6,738)

Net Interest Income	$2,827	$971	$3,798	$3,149	$(829)	$2,320

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses.  Provisions for loan losses totaled $3,750,000, $3,990,000, and $3,591,000 in 2009, 2008, and 2007, respectively.

The level of provision for loan losses declined by $240,000 or 6% during 2009 compared with 2008.  The decline in provision during 2009 compared with 2008 was largely the result of a lower level of net charge-offs and a relatively stable level of non-performing loans.  During 2009, the provision for loan losses totaled 0.42% of average outstanding loans while net charge-offs represented 0.25% of average loans outstanding.  As a result, the Company’s allowance for loan losses increased to 1.25% of total loans at year-end 2009 compared with 1.07% at year-end 2008.

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

Provisions for loan losses in all periods were made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other qualitative factors. Refer also to the sections entitled CRITICAL ACCOUNTING POLICIES AND ESTIMATES and “RISK MANAGEMENT – Lending and Loan Administration” for further discussion of the provision and allowance for loan losses.

NON-INTEREST INCOME

During 2009, Non-interest Income decreased $2,351,000 or 13% compared with 2008 and during 2008 increased $2,506,000 or 16% compared with 2007.

				% Change From
Non-interest Income (dollars in thousands)	Years Ended December 31,			Prior Year
	2009	2008	2007	2009	2008
Trust and Investment Product Fees	$1,617	$2,288	$2,590	(29)%	(12)%
Service Charges on Deposit Accounts	4,395	4,920	4,361	(11)	13
Insurance Revenues	5,296	6,306	5,794	(16)	9
Company Owned Life Insurance	1,104	791	823	40	(4)
Other Operating Income	2,110	2,412	1,994	(13)	21
Subtotal	14,522	16,717	15,562	(13)	7
Net Gains on Sales of Loans and Related Assets	1,760	1,399	822	26	70
Net Gain (Loss) on Securities	(423)	94	(680)	n/m (1)	n/m (1)
TOTAL NON-INTEREST INCOME	$15,859	$18,210	$15,704	(13)	16
(1)   n/m = not meaningful

Trust and Investment Product Fees totaled $1,617,000 during the year ended December 31, 2009 representing a decline of $671,000 or 29% from 2008, following a decline of $302,000 or 12% during 2008 as compared to 2007.  These changes were driven by varying levels of brokerage commission revenue.  During 2009, the decline in brokerage commission revenue was largely attributable to continued difficult market conditions, changes in customers’ investment preferences, and internal reorganizations including a change in the Company’s broker dealer relationship for retail investment products.

Service Charges on Deposit Accounts totaled $4,395,000 during the year ended December 31, 2009 representing a decline of 11% due in large part to less customer utilization of the Company’s overdraft protection program.  During 2008, Service Charges on Deposit Accounts increased of $559,000 or 13% over 2007.  The increase was attributable to a combination of increased gross fees and a reduced level of refunded and waived fees.

During the year ended December 31, 2009, Insurance Revenues totaled $5,296,000 which was a decline of $1,010,000 or 16% compared to 2008.  The decline was largely attributable to decreases in contingency revenue and lower levels of commercial insurance revenues in the Company’s property and casualty insurance subsidiary.  During 2008, Insurance Revenues increased $512,000 or 9% compared to 2007.  The increase was primarily the result of an increase in contingency revenue at the Company’s property and casualty insurance subsidiary.

During the year ended December 31, 2009, the net gain on sale of residential loans totaled $1,760,000, an increase of $361,000 or 26% over the gain of $1,399,000 recognized during 2008 following an increase of $577,000 or 70% in 2008 compared with 2007. The increases in both 2009 and 2008 were largely attributable to higher levels of residential loan sales during 2009 compared with 2008 and during 2008 compared with 2007.  Loan sales for 2009, 2008, and 2007 totaled $143.6 million, $108.0 million, and $66.9 million, respectively.

During 2009, the Company recognized a net loss on securities of $423,000 related to the recognition of other-than-temporary impairment charges on the Company’s portfolio of non-controlling investments in other banking organizations.  The Company recognized a net gain on securities of $94,000 during the year ended December 31, 2008.  The Company recognized gains on securities sold of $1,031,000 during 2008 and other-than-temporary impairment expense of $937,000 on its portfolio of non-controlling investments in other banking organizations.  During 2007, the Company recognized a $680,000 net loss on securities related to its portfolio of non-controlling investments in other banking organizations.  The net loss resulted from the sale of one of the investment holdings at a modest gain and the recognition of an other-than-temporary impairment charge in connection with the valuation of other holdings within the portfolio.

NON-INTEREST EXPENSE

During the year ended December 31, 2009, Non-interest Expense totaled $40,391,000, an increase of $3,675,000 or 10% from the year ended 2008.  During 2008, Non-interest Expense declined $505,000 or 1% as compared with 2007.

				% Change From
Non-interest Expense (dollars in thousands)	Years Ended December 31,			Prior Year
	2009	2008	2007	2009	2008
Salaries and Employee Benefits	$21,961	$20,786	$21,671	6%	(4)%
Occupancy, Furniture and Equipment Expense	6,035	5,677	5,379	6	6
FDIC Premiums	1,863	209	103	791	103
Data Processing Fees	1,368	1,493	1,370	(8)	9
Professional Fees	1,740	1,670	1,418	4	18
Advertising and Promotion	993	1,078	957	(8)	13
Supplies	528	570	625	(7)	(9)
Intangible Amortization	909	889	894	2	(1)
Other Operating Expenses	4,994	4,344	4,804	15	(10)
TOTAL NON-INTEREST EXPENSE	$40,391	$36,716	$37,221	10	(1)

Salaries and Employee Benefits totaled $21,961,000 during the year ended December 31, 2009 representing an increase of $1,175,000 or 6% from the year ended December 31, 2008.  The increase was attributable to increased costs associated with the Company’s partially self-insured health insurance plan.  Salaries and Employee Benefits expense declined $885,000 or 4% during 2008 compared with 2007.  The decline was largely attributable to a decrease of approximately 28 full-time equivalent employees, or 7% of total FTEs, during the year ended December 31, 2008 compared with year ended 2007.

Occupancy, Furniture and Equipment Expense totaled $6,035,000 during the year ended December 31, 2009 representing an increase of $358,000 or 6% from the year ended 2008. The increase was attributable to depreciation expense associated with renovations to existing branch facilities and upgrades to and purchases of information technology systems.  Occupancy, Furniture and Equipment Expense increased $298,000 or 6% during 2008 compared with 2007 largely the result of higher levels of furniture, fixtures and equipment depreciation.

The Company’s FDIC deposit insurance assessments totaled $1,863,000 representing an increase of 791% during the year-ended December 31, 2009 compared with 2008.  This increase resulted from an industry-wide increase in quarterly assessments as the FDIC began to recapitalize the deposit insurance fund, in addition to an industry wide special assessment in the second quarter of 2009 of approximately $550,000 which represented 5 basis points of the Company’s subsidiary bank’s total assets less Tier 1 Capital.  FDIC premiums increased $106,000 or 103% during 2008 compared with 2007.

Other Operating Expenses totaled $4,994,000 during 2009, an increase of $650,000 or 15% from 2008.  The increase during 2009 was largely attributable to an increased level of loan collection costs and amortization expense related to a new market tax credit project in which the Company invested in the fourth quarter of 2009.  Other Operating Expenses decreased $460,000 or 10% during 2008 compared with 2007.  The decline in costs was primarily attributable to a lower level of collection costs and a lower level of losses associated with fraudulent ATM and debit card transactions.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future.  Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns.  The Company’s effective tax rate was 24.7%, 30.6%, and 30.4%, respectively, in 2009, 2008, and 2007.  The effective tax rate in all periods is lower than the blended statutory rate of 39.6%.  The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.  In addition, during 2009 the Company’s effective tax rate was reduced as a result of tax credits attributable to a new markets tax credit in which the Company invested in 2009.  See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and its affiliate bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  The Company and its affiliate bank at year-end 2009 were categorized as well-capitalized as that term is defined by applicable regulations.  See Note 8 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

The Company continues to maintain a strong capital position.  Shareholders’ equity totaled $113.5 million and $105.2 million at December 31, 2009 and 2008, respectively.  Total equity represented 9.1% and 8.8%, respectively, of year-end 2009 and 2008 total assets.  The Company paid cash dividends of $6.2 million or $0.56 per share in 2009 and 2008.  The increase in shareholders’ equity during 2009 compared with 2008 was primarily the result of increased retained earnings of $6.0 million and a change in the unrealized gain on available-for-sale securities of $1.9 million.

On April 30, 2009, the Company issued $19.3 million of 8% redeemable subordinated debentures that will mature in a single payment of principal on March 30, 2019 for gross proceeds to the Company (before offering expenses) of $19.3 million.  The Company has the right to redeem the debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board.  The entire principal amount was includable in the Company’s Tier 2 regulatory capital under banking agency regulatory standards at December 31, 2009.

USES OF FUNDS

LOANS

Total loans at year-end 2009 decreased $13.0 million or 1% compared with year-end 2008.  Commercial and industrial loans increased $13.1 million or 7% and commercial real estate loans increased $4.9 million or 1% during 2009 while agricultural loans decreased $3.1 million or 2%, consumer loans decreased $12.6 million or 10%, and residential mortgage loans decreased $15.3 million or 15% during 2009.  The decline in the residential loan portfolio was the result of historically low market interest rates during 2009 that spurred refinancing activity.  The Company continued to actively originate residential mortgage loans, with the vast majority of production being sold into the secondary market.

Total loans at year-end 2008 increased $21.9 million or 3% compared with year-end 2007.  Commercial and industrial loans increased $17.3 million or 11% and commercial real estate loans increased $30.9 million or 10% during 2008, while agricultural loans decreased $5.7 million or 3%, residential mortgage loans decreased $16.8 million or 14%, and consumer loans declined $3.8 million or 3% during 2008.  The decrease in residential mortgage loans was the result of a declining interest rate environment during 2008 and the sale of the majority of the Company’s fixed rate residential mortgage production into the secondary market rather than hold in its portfolio.

The composition of the loan portfolio has remained relatively stable over the past several years including 2009.  The portfolio is most heavily concentrated in commercial real estate loans at 38% of the portfolio.  While this is the largest component of total portfolio, the Company has only limited exposure in construction and development lending with this segment representing approximately 2% of the total loan portfolio.  In addition, the Company’s exposure to non-owner occupied commercial real estate is limited to 16% of the total loan portfolio at year-end 2009.  The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005

Commercial and Industrial Loans	$188,962	$175,828	$158,556	$158,502	$157,646
Commercial Real Estate Loans	334,255	329,363	298,477	243,783	162,035
Agricultural Loans	156,845	159,923	165,592	148,872	101,355
Consumer Loans	114,736	127,343	131,110	132,791	129,587
Residential Mortgage Loans	84,677	100,054	116,908	114,687	102,891
Total Loans	879,475	892,511	870,643	798,635	653,514
Less: Unearned Income	(1,653)	(2,075)	(2,922)	(2,376)	(1,558)
Subtotal	877,822	890,436	867,721	796,259	651,956
Less: Allowance for Loan Losses	(11,016)	(9,522)	(8,044)	(7,129)	(9,265)
Loans, Net	$866,806	$880,914	$859,677	$789,130	$642,691

Ratio of Loans to Total Loans
Commercial and Industrial Loans	21%	20%	18%	20%	24%
Commercial Real Estate Loans	38%	37%	35%	30%	25%
Agricultural Loans	18%	18%	19%	19%	15%
Consumer Loans	13%	14%	15%	17%	20%
Residential Mortgage Loans	10%	11%	13%	14%	16%
Total Loans	100%	100%	100%	100%	100%

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

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2009, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within	One to Five	After
	One Year	Years	Five Years	Total

Commercial and Agricultural	$299,615	$294,346	$86,101	$680,062

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans maturing after one year	$120,821	$259,626

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2009	%	2008	%	2007	%

Federal Funds Sold and Short-term Investments	$12,002	5%	$27,791	14%	$2,631	2%
U.S. Treasury and Agency Securities	5,000	2	—	—	25,306	16
Obligations of State and Political Subdivisions	24,285	9	19,887	10	15,851	10
Mortgage-backed Securities	214,591	83	151,499	74	105,302	69
Equity Securities	2,818	1	3,620	2	4,557	3
Total Securities Portfolio	$258,696	100%	$202,797	100%	$153,647	100%

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $55.9 million at year-end 2009 compared with year-end 2008 and increased $49.2 million at year-end 2008 compared with year-end 2007.  The increase in the portfolio during 2009 and 2008 was largely due to the growth of the Company’s core deposit base at a greater pace than the Company’s loan portfolio.

The largest concentration in the investment portfolio continues to be in mortgage related securities representing 83% of the total securities portfolio at December 31, 2009. The Company’s level of obligations of state and political subdivisions increased to $24.3 million or 9% of the portfolio at December 31, 2009.

The Company’s equity securities portfolio at year-end 2009 consisted of non-controlling common stock investments in three unaffiliated banking companies.  The decline in the amortized cost of equity securities at December 31, 2009 compared with December 31, 2008 was largely related to $423,000 of other-than-temporary impairment charges recognized on the Company’s equity securities portfolio during 2009.  In addition, the decline was attributable to the sale of the holdings in another unaffiliated banking company during 2009.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
	2009	2008	2007
Securities Held-to-Maturity
Obligations of State and Political Subdivisions	$2,774	$3,326	$4,464

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$4,970	$—	$25,739
Obligations of State and Political Subdivisions	22,378	16,868	11,602
Mortgage-backed Securities	221,252	155,627	105,489
Equity Securities	2,340	3,345	5,470
Subtotal of Securities Available-for-Sale	250,940	175,840	148,300

Total Securities	$253,714	$179,166	$152,764

The Company’s $250.9 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements.  Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of debt securities at December 31, 2009 are shown in the following table by expected maturity.  Mortgage-backed securities are based on estimated average lives.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.  Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2009
(dollars in thousands)

	Within		After One But		After Five But		After Ten
	One Year		Within Five Years		Within Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasuries and
Agencies	$—	N/A	$5,000	3.20%	$—	N/A	$—	N/A
State and Political
Subdivisions	2,040	8.20%	4,065	6.82%	5,550	5.72%	12,630	7.37%
Mortgage-backed
Securities	12,615	5.28%	171,016	4.63%	30,735	3.64%	225	3.88%

Total Securities	$14,655	5.69%	$180,081	4.64%	$36,285	3.96%	$12,855	7.31%

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2009.  These contractual obligations primarily consisted of long-term borrowings with the FHLB, JPMorgan Chase Bank N.A., and subordinated debentures issued during 2009 through a shareholders’ rights offering, time deposits, and lease commitments for certain office facilities.  Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term Borrowings	$112,619	$30,787	$23,063	$28,075	$30,694
Time Deposits	329,676	109,685	209,160	10,466	365
Capital Lease Obligation	1,427	81	162	162	1,022
Operating Lease Commitments	1,745	256	289	166	1,034
Total Contractual Obligations	$445,467	$140,809	$232,674	$38,869	$33,115

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances				% Change From
(dollars in thousands)	December 31,			Prior Year
	2009	2008	2007	2009	2008
Demand Deposits
Non-interest-bearing	$149,673	$140,962	$133,824	6%	5%
Interest-bearing	245,811	212,467	153,033	16	39
Savings Deposits	63,182	57,948	57,266	9	1
Money Market Accounts	164,221	151,645	119,735	8	27
Other Time Deposits	251,906	258,314	283,994	(2)	(9)
Total Core Deposits	874,793	821,336	747,852	7	10
Certificates of Deposits of $100,000 or
more and Brokered Deposits	89,135	100,801	141,884	(12)	(29)
FHLB Advances and
Other Borrowings	143,332	138,888	117,084	3	19
Total Funding Sources	$1,107,260	$1,061,025	$1,006,820	4	5

Maturities of certificates of deposit of $100,000 or more are summarized as follows:
(dollars in thousands)
	3 Months	3 thru	6 thru	Over
	Or Less	6 Months	12 Months	12 Months	Total

December 31, 2009	$10,059	$6,177	$5,873	$41,167	$63,276

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately 7% during 2009 following a 10% increase during 2008.  The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products.  Core deposits continue to represent a stable and viable funding source for the Company’s operations.  Core deposits represented 79% of average total funding sources during 2009 compared with 77% during 2008 and 74% during 2007.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported.  Average demand, savings, and money market deposits increased 11% during 2009 following a 21% increase in 2008.  Average demand, savings, and money market deposits totaled $622.9 million or 71% of core deposits (56% of total funding sources) in 2009 compared with $563.0 million or 69% of core deposits (53% of total funding sources) in 2008 and $463.9 million or 62% of core deposits (46% of total funding sources) in 2007.

Other time deposits consist of certificates of deposits in denominations of less than $100,000.  These deposits declined by 2% during 2009 following a decrease of 9% in 2008.  Other time deposits comprised 29% of core deposits in 2009, 31% in 2008 and 38% in 2007.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding.  Average borrowed funds increased $4.4 million or 3% during 2009 following an increase of $21.8 million or 19% in 2008.  Borrowings comprised approximately 13% of average total funding sources in 2009 and 2008 and 12% in 2007.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary.  Large denomination certificates and brokered deposits decreased $11.7 million or 12% during 2009 following a decline of $41.1 million or 29% during 2008.  Large certificates and brokered deposits comprised approximately 8% of average total funding sources in 2009, 10% in 2008 and 14% in 2007.  This type of funding is used as both long-term and short-term funding sources.

The bank subsidiary of the Company also utilizes short-term funding sources from time to time.  These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within one day of the transaction date, and secured overnight variable rate borrowings from the FHLB.  These borrowings represent an important source of short-term liquidity for the Company’s bank subsidiary.  Long-term debt at the Company’s bank subsidiary is in the form of FHLB advances, which are secured by the pledge of certain investment securities, residential and housing-related mortgage loans, and certain other commercial real estate loans.  See Note 7 to the Company’s consolidated financial statements included in Item 8 of this Report for further information regarding borrowed funds.

PARENT COMPANY FUNDING SOURCES

The parent company is a corporation separate and distinct from its bank and other subsidiaries.  For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 16 to the Company’s consolidated financial statements included in Item 8 of this Report.

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

At year-end 2009, the Company had borrowing obligations with JPMorgan Chase Bank, N.A. (the “Lender”) in the form a $10 million Subordinated Debenture, a $10 million Term Note and a $10 million Revolving Note.  The Company's obligations under the Term Note and Revolving Note are secured by a pledge of all of the Company's stock in its sole depository institution subsidiary, German American Bancorp, pursuant to a pledge agreement.

The subordinated loan established under the Restated Agreement is evidenced by a subordinated debenture in the principal amount of $10 million, and matures in a single installment of principal on January 1, 2014.  Interest is payable quarterly on the outstanding principal balance.

The term loan matures on the following schedule:  $1.0 million principal amount was payable on January 1, 2008 and $1.5 million payable on January 1 of each of the years 2009 through 2014, inclusive.  Interest is payable quarterly on the outstanding principal balance, and the balance was $6.0 million at year-end 2009 (the $1.5 million principal payment due January 1, 2010 was made in late December 2009).

The revolving note matures September 30, 2010, with the interest rate payable by the Company to the Lender in respect of LIBOR-based advances is LIBOR plus 300 basis points, and includes a provision for a non-refundable fee on the unused portion of the maximum amount available under the line of credit of 35 basis points per annum, due quarterly in arrears.  At December 31, 2009, there was no outstanding balance on the revolving note.

The Company made certain representations and warranties to the Lender, and agreed to comply with certain affirmative and negative covenants with the Lender.  Among the affirmative covenants are provisions requiring that (a) the Company maintain the capital ratios of the Company and of its subsidiary bank(s) at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies, and (b) the Company maintain a consolidated ratio of (i) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (ii) the sum of the Company's loans plus OREO, of not greater than 3.25%.  At December 31, 2009, this ratio was 1.27%.

On April 30, 2009, the Company issued $19.3 million of 8% redeemable subordinated debentures that will mature in a single payment of principal on March 30, 2019 for gross proceeds to the Company (before offering expenses) of $19.3 million.  The Company has the right to redeem the debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board.  The entire principal amount was includable in the Company’s Tier 2 regulatory capital under banking agency regulatory standards at December 31, 2009.

See Note 7 to the Company’s consolidated financial statements included in Item 8 of this Report for further information regarding the parent company borrowed funds.

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

Allowance for Loan Losses
(dollars in thousands)	Years Ended December 31,
	2009	2008	2007	2006	2005
Balance of Allowance for Possible
Losses at Beginning of Period	$9,522	$8,044	$7,129	$9,265	$8,801

Loans Charged-off:
Commercial and Industrial Loans	941	148	506	870	539
Commercial Real Estate Loans	1,248	2,005	1,601	2,187	739
Agricultural Loans	—	28	360	—	3
Consumer Loans	640	686	508	706	624
Residential Mortgage Loans	345	257	269	185	238
Total Loans Charged-off	3,174	3,124	3,244	3,948	2,143

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans	—	49	53	78	120
Commercial Real Estate Loans	588	285	270	35	85
Agricultural Loans	17	—	55	30	53
Consumer Loans	192	267	172	226	149
Residential Mortgage Loans	121	11	18	34	58
Total Recoveries	918	612	568	403	465

Net Loans Recovered (Charged-off)	(2,256)	(2,512)	(2,676)	(3,545)	(1,678)
Additions to Allowance Charged to Expense	3,750	3,990	3,591	925	1,903
Allowance from Acquired Subsidiary	—	—	—	484	239
Balance at End of Period	$11,016	$9,522	$8,044	$7,129	$9,265

Net Charge-offs to Average Loans Outstanding	0.25%	0.29%	0.32%	0.50%	0.26%
Provision for Loan Losses to Average Loans Outstanding	0.42%	0.45%	0.43%	0.13%	0.30%
Allowance for Loan Losses to Total Loans at Year-end	1.25%	1.07%	0.93%	0.90%	1.42%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Commercial and Industrial Loans	$2,146	$2,476	$1,830	$1,799	$2,570
Commercial Real Estate Loans	6,477	4,909	4,068	3,365	3,916
Agricultural Loans	872	1,258	1,343	971	822
Consumer Loans	520	481	483	602	1,127
Residential Mortgage Loans	545	398	320	341	710
Unallocated	456	—	—	51	120

Total Allowance for Loan Losses	$11,016	$9,522	$8,044	$7,129	$9,265

The allowance for loan losses at year-end 2009 increased to $11.0 million or 1.25% of total loans compared to $9.5 million or 1.07% of total loans at year-end 2008.  The increase in the allowance for loan losses during 2009 was largely attributable to an increased level of commercial watch list, adversely classified, and impaired loans.  While this increased level has not necessarily translated into a significant increase in the Company’s non-performing loan portfolio or increase in net charge-offs, the Company’s methodology for determining the allowance indicated a higher level of allowance for loan losses was warranted when compared with prior years. A significant qualitative factor considered by the Company in determining the higher level of allowance for loan losses was the volatility and disruption experienced in the credit markets over the past several quarters and the possibility that these conditions will place additional pressure on the Company’s credit quality.  As these difficult economic conditions continue, the risk that real estate values could further decline, business profits could continue to be stressed, and the financial strength of borrowers and guarantors may continue to be negatively impacted indicated that the Company’s credit quality may be under downward pressure in the coming quarters and was a key driver in determining the level of necessary allowance for loan loss during 2009.

The allowance for loan loss at year-end 2009 represented 125% of non-performing loans compared to 114% at year-end 2008.  Net charge-offs totaled $2.3 million or 0.25% of average loans during 2009.  This compares to net charge-offs of $2.5 million or 0.29% of average loans outstanding during 2008 and $2.7 million or 0.32% of average loans outstanding during 2007.

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

Non-performing Assets	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual Loans	$8,374	$8,316	$4,356	$9,652	$14,763
Past Due Loans (90 days or more)	113	34	8	—	944
Restructured Loans	306	—	—	—	—
Total Non-performing Loans	8,793	8,350	4,364	9,652	15,707
Other Real Estate	2,363	1,818	1,517	845	506
Total Non-performing Assets	$11,156	$10,168	$5,881	$10,497	$16,213

Non-performing Loans to Total Loans	1.00%	0.94%	0.50%	1.21%	2.41%
Allowance for Loan Losses to Non-performing Loans	125.28%	114.04%	184.33%	73.86%	58.99%

The level of non-performing loans remained relatively stable during 2009, and considerably lower than the Company’s peer group.  The Company’s level of overall non-performing assets increased by approximately $988,000 and non-performing loans increased by approximately $443,000 during 2009 compared with year-end 2008. This level of non-performing loans represents 1.00% of total loans outstanding at December 31, 2009, a modest increase from 0.94% as of year-end 2008.  As economic pressures continue to build as a result of difficult economic conditions, increasing numbers of the Company’s borrowers could be negatively impacted resulting in an increased level of non-performing loans in future periods.

Loan impairment is reported when full repayment under the terms of the loan is not expected.   If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral.  Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment.  Smaller balance homogeneous loans are evaluated for impairment in total.  Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures.  Individually evaluated loans on non-accrual are generally considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  The total dollar amount of impaired loans at December 31, 2009 was $8,145,000.  For additional detail on impaired loans, see Note 3 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2009 was $338,000.  The gross interest income that would have been recognized in 2009 on non-performing loans if the loans had been current in accordance with their original terms was $1,006,000.  Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary bank to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings.  Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiary, which are subject to certain regulatory limitations explained in Note 8 to the Company’s consolidated financial statements included in Item 8 of this Report, as enhanced by its ability to draw upon term financing arrangements and a line of credit established by the parent company with a correspondent bank lender as described under “SOURCES OF FUNDS – Parent Company Funding Sources”, above.  The subsidiary bank’s source of funding is predominately core deposits, time deposits in excess of $100,000 and brokered certificates of deposit, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank and Federal Reserve Bank.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than stand-by letters of credit as disclosed in Note 13 to the Company’s consolidated financial statements included in Item 8 of this Report.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates.  The table indicates that as of December 31, 2009 the Company’s estimated NPV might be expected to decrease under both an increase or decrease of 2% in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2009
			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in Rates	Amount	% Change	NPV Ratio	Change
+2%	$126,472	(12.94)%	10.64%	(108)	b.p.
+1%	136,585	(5.98)%	11.25%	(47)	b.p.
Base	145,273	—	11.72%	—
-1%	132,022	(9.12)%	10.57%	(115)	b.p.
-2%	115,247	(20.67)%	9.17%	(255)	b.p.

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
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Louisville, Kentucky	/s/ Crowe Horwath LLP
March 5, 2010	Crowe Horwath LLP

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2009	2008
ASSETS
Cash and Due from Banks	$16,052	$17,201
Federal Funds Sold and Other Short-term Investments	12,002	27,791

Cash and Cash Equivalents	28,054	44,992

Securities Available-for-Sale, at Fair Value	250,940	175,840
Securities Held-to-Maturity, at Cost (Fair value of $2,801 and $3,358 on
December 31, 2009 and 2008, respectively)	2,774	3,326

Loans Held-for-Sale	5,706	3,166

Loans	879,475	892,511
Less: Unearned Income	(1,653)	(2,075)
Allowance for Loan Losses	(11,016)	(9,522)
Loans, Net	866,806	880,914

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	22,153	22,330
Other Real Estate	2,363	1,818
Goodwill	9,655	9,655
Intangible Assets	2,618	3,141
Company Owned Life Insurance	24,008	23,338
Accrued Interest Receivable and Other Assets	17,267	11,687

TOTAL ASSETS	$1,242,965	$1,190,828

LIABILITIES
Non-interest-bearing Demand Deposits	$155,268	$147,977
Interest-bearing Demand, Savings, and Money Market Accounts	484,699	439,305
Time Deposits	329,676	354,468

Total Deposits	969,643	941,750

FHLB Advances and Other Borrowings	148,121	131,664
Accrued Interest Payable and Other Liabilities	11,652	12,240

TOTAL LIABILITIES	1,129,416	1,085,654

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,077	11,030
Additional Paid-in Capital	68,816	68,371
Retained Earnings	29,041	23,019
Accumulated Other Comprehensive Income	4,615	2,754

TOTAL SHAREHOLDERS’ EQUITY	113,549	105,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,242,965	$1,190,828

End of period shares issued and outstanding	11,077,382	11,030,288

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2009	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$53,905	$58,477	$63,852
Interest on Federal Funds Sold and Other Short-term Investments	106	593	478
Interest and Dividends on Securities:
Taxable	8,660	8,007	6,992
Non-taxable	1,065	768	939
TOTAL INTEREST INCOME	63,736	67,845	72,261

INTEREST EXPENSE
Interest on Deposits	13,495	21,212	27,289
Interest on FHLB Advances and Other Borrowings	5,728	5,696	6,357
TOTAL INTEREST EXPENSE	19,223	26,908	33,646
NET INTEREST INCOME	44,513	40,937	38,615
Provision for Loan Losses	3,750	3,990	3,591
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,763	36,947	35,024

NON-INTEREST INCOME
Trust and Investment Product Fees	1,617	2,288	2,590
Service Charges on Deposit Accounts	4,395	4,920	4,361
Insurance Revenues	5,296	6,306	5,794
Company Owned Life Insurance	1,104	791	823
Other Operating Income	2,110	2,412	1,994
Net Gains on Sales of Loans and Related Assets	1,760	1,399	822
Net Gain (Loss) on Securities	(423)	94	(680)
TOTAL NON-INTEREST INCOME	15,859	18,210	15,704

NON-INTEREST EXPENSE
Salaries and Employee Benefits	21,961	20,786	21,671
Occupancy Expense	3,382	3,249	3,144
Furniture and Equipment Expense	2,653	2,428	2,235
FDIC Premiums	1,863	209	103
Data Processing Fees	1,368	1,493	1,370
Professional Fees	1,740	1,670	1,418
Advertising and Promotion	993	1,078	957
Supplies	528	570	625
Intangible Amortization	909	889	894
Other Operating Expenses	4,994	4,344	4,804
TOTAL NON-INTEREST EXPENSE	40,391	36,716	37,221

Income before Income Taxes	16,231	18,441	13,507
Income Tax Expense	4,013	5,638	4,102
NET INCOME	$12,218	$12,803	$9,405

Earnings per Share	$1.10	$1.16	$0.85

Diluted Earnings per Share	$1.10	$1.16	$0.85

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income / (Loss)	Equity

Balances, January 1, 2007	11,008,562	$11,008	$68,216	$13,450	$(283)	$92,391

Comprehensive Income:
Net Income				9,405		9,405
Changes in Unrealized Gain (Loss) on					1,210	1,210
Securities Available for Sale, net
Change in Unrecognized Loss on
Postretirement Benefit Obligation					30	30
Change in Unrecognized Amounts in Pension					41	41
Total Comprehensive Income						10,686
Cash Dividends ($.56 per share)				(6,174)		(6,174)
Employee Stock Purchase Plan			(70)			(70)
Restricted Share Grants	20,922	21	262			283

Balances, December 31, 2007	11,029,484	11,029	68,408	16,681	998	97,116

Comprehensive Income:
Net Income				12,803		12,803
Changes in Unrealized Gain (Loss) on
Securities Available for Sale, net					1,612	1,612
Change in Unrecognized Loss on
Postretirement Benefit Obligation					144	144
Total Comprehensive Income						14,559
Cash Dividends ($.56 per share)				(6,177)		(6,177)
Adjustment to Initially Apply ASC 715-60				(288)		(288)
Employee Stock Purchase Plan			(46)			(46)
Restricted Share Grants	804	1	9			10

Balances, December 31, 2008	11,030,288	11,030	68,371	23,019	2,754	105,174

Comprehensive Income:
Net Income				12,218		12,218
Changes in Unrealized Gain (Loss) on
Securities Available for Sale, net					1,908	1,908
Change in Unrecognized Amounts in Pension					(47)	(47)
Total Comprehensive Income						14,079
Cash Dividends ($.56 per share)				(6,196)		(6,196)
Issuance of Common Stock for:
Exercise of Stock Options	3,354	3	6			9
Employee Stock Purchase Plan			(2)			(2)
Restricted Share Grants	43,740	44	441			485

Balances, December 31, 2009	11,077,382	$11,077	$68,816	$29,041	$4,615	$113,549
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,218	$12,803	$9,405
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	(144)	(812)	(383)
Depreciation and Amortization	3,688	3,362	3,140
Loans Originated for Sale	(145,993)	(105,448)	(71,091)
Proceeds from Sales of Loans Held-for-Sale	145,213	109,378	67,817
Loss in Investment in Limited Partnership	138	141	178
Provision for Loan Losses	3,750	3,990	3,591
Gain on Sale of Loans, net	(1,760)	(1,399)	(822)
Gain on Securities, net	—	(1,031)	(62)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	364	62	(52)
Loss (Gain) on Disposition and Impairment of Premises and Equipment	11	(25)	120
Other-than-temporary Impairment on Securities	423	937	742
Increase in Cash Surrender Value of Company Owned Life Insurance	(670)	(805)	(823)
Equity Based Compensation	485	10	331
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(4,236)	1,798	1,070
Interest Payable and Other Liabilities	(3,062)	(827)	(406)
Net Cash from Operating Activities	10,425	22,134	12,755

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	—	200
Proceeds from Maturities of Securities Available-for-Sale	54,294	52,304	41,899
Proceeds from Sales of Securities Available-for-Sale	379	53,641	998
Purchase of Securities Available-for-Sale	(127,192)	(130,170)	(10,434)
Proceeds from Maturities of Securities Held-to-Maturity	554	1,140	1,671
Purchase of Loans	(24,078)	(29,574)	(23,065)
Proceeds from Sales of Loans	21,057	5,369	3,953
Loans Made to Customers, net of Payments Received	10,678	(4,447)	(58,503)
Proceeds from Sales of Other Real Estate	1,756	3,068	2,987
Property and Equipment Expenditures	(2,637)	(2,122)	(1,372)
Proceeds from Sales of Property and Equipment	4	65	62
Acquire Capitalized Lease	—	—	(13)
Acquire Insurance Agencies	(386)	—	—
Net Cash from Investing Activities	(65,571)	(50,726)	(41,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	27,952	64,388	9,862
Change in Short-term Borrowings	8,745	(31,328)	5,828
Advances in Long-term Debt	29,250	25,000	30,000
Repayments of Long-term Debt	(21,541)	(6,167)	(12,317)
Employee Stock Purchase Plan	(2)	(46)	(118)
Dividends Paid	(6,196)	(6,177)	(6,174)
Net Cash from Financing Activities	38,208	45,670	27,081

Net Change in Cash and Cash Equivalents	(16,938)	17,078	(1,781)
Cash and Cash Equivalents at Beginning of Year	44,992	27,914	29,695
Cash and Cash Equivalents at End of Year	$28,054	$44,992	$27,914

Cash Paid During the Year for
Interest	$19,815	$27,246	$33,781
Income Taxes	4,305	6,122	2,395

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$2,665	$3,353	$4,919

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

Premium amortization is deducted from, and discount accretion is added to, interest income using the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on trade date and are computed on the identified securities method.  Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic conditions or market conditions warrant such an evaluation.

Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at fair value.  Fair value is determined based on collateral value and prevailing market prices for loans with similar characteristics.  Net unrealized gains or losses are recorded through earnings.  Mortgage loans held for sale are generally sold on a servicing released basis.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets
Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.   Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Restrictions on Cash
At December 31, 2009 and 2008, respectively, the company was required to have $3,223 and $945 on deposit with the Federal Reserve, or as cash on hand.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Cash Flow Reporting
The Company reports net cash flows for customer loan transactions, deposit transactions, deposits made with other financial institutions and short-term borrowings.  Cash and cash equivalents are defined to include cash on hand, demand deposits in other institutions and Federal Funds Sold.

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Pronouncements
In September 2006, the FASB issued new guidance impacting FASB ASC 820-10, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which is currently FASB ASC 820-10.  This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this update did not have a material effect on the results of operations or financial position.

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

In December 2007, the FASB issued an update to FASB ASC 810, Consolidation, which changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  This update became effective for the Company on January 1, 2009.  The adoption did not have a significant impact on the Company’s results of operations or financial position.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

In June 2009, the FASB issued an update to FASB ASC 105, Generally Accepted Accounting Principles.  The update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification TM will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards and all the contents in the Codification will carry the same level of authority.  Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance.  The adoption of this standard did not have a material impact on the Company’s earnings per share.

In April 2009, the FASB issued an update to FASB ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments that amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The update requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  Additionally, the update expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This update is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this update on April 1, 2009 did not have a significant impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued an update to ASC 820, Fair Value Measurement and Disclosures, that emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The update provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The update also requires increased disclosures.  This update is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this update did not have a material effect on the results of operations or financial position.

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

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

2009
U.S. Treasury and Agency Securities	$5,000	$—	$(30)	$4,970
Obligations of State and Political Subdivisions	21,511	931	(64)	22,378
Mortgage-backed Securities - Residential	214,591	7,065	(404)	221,252
Equity Securities	2,818	13	(491)	2,340
Total	$243,920	$8,009	$(989)	$250,940

2008
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	16,561	307	—	16,868
Mortgage-backed Securities - Residential	151,499	4,132	(4)	155,627
Equity Securities	3,620	44	(319)	3,345
Total	$171,680	$4,483	$(323)	$175,840

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
2009
Obligations of State and Political Subdivisions	$2,774	$27	$—	$2,801

2008
Obligations of State and Political Subdivisions	$3,326	$32	$—	$3,358

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

The amortized cost and fair value of Securities at December 31, 2009 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$1,695	$1,701
Due after one year through five years	3,320	3,467
Due after five years through ten years	9,186	9,157
Due after ten years	12,310	13,023
Mortgage-backed Securities - Residential	214,591	221,252
Equity Securities	2,818	2,340
Total	$243,920	$250,940

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$345	$346
Due after one year through five years	744	754
Due after five years through ten years	1,365	1,380
Due after ten years	320	321
Total	$2,774	$2,801

Proceeds from the Sales of Securities are summarized below:

	2009	2008	2007
	Available-	Available-	Available-
	for-Sale	for-Sale	for-Sale

Proceeds from Sales and Calls	$379	$53,641	$998
Gross Gains on Sales and Calls	—	1,031	62

Income Taxes on Gross Gains	—	351	25

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $87,940 and $101,333 as of December 31, 2009 and 2008, respectively.

Below is a summary of securities with unrealized losses as of year-end 2009 and 2008, presented by length of time the securities have been in a continuous unrealized loss position:

At December 31, 2009:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$4,970	$(30)	$—	$—	$4,970	$(30)
Obligations of State and Political Subdivisions	3,419	(64)	—	—	3,419	(64)
Mortgage-backed Securities - Residential	47,726	(403)	40	(1)	47,766	(404)
Equity Securities	1,533	(491)	—	—	1,533	(491)
Total	$57,648	$(988)	$40	$(1)	$57,688	$(989)

At December 31, 2008:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
Mortgage-backed Securities - Residential	1,253	(2)	617	(2)	1,870	(4)
Equity Securities	1,705	(319)	—	—	1,705	(319)
Total	$2,958	$(321)	$617	$(2)	$3,575	$(323)

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

The Company’s equity securities consist of non-controlling investments in other banking organizations.  When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.    At December 31, 2009 and December 31, 2008, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due in large part to the overall financial condition of the issuers which included continued profitability throughout 2009 and 2008 and that the fair value of the securities has declined due to difficult macroeconomic conditions for equity security valuations of banking organizations.  In addition, the length of time that fair value has been less than cost was assessed and it is fair to expect that fair value can recover to a level greater than cost in a reasonable period of time.

As a result of valuations of the Company’s equity securities portfolio during 2009, the Company recognized a $423 pre-tax charge for an other-than-temporary decline in fair value of this portfolio.  Accordingly, the other-than-temporary impairment was recognized in the income statement as an investment securities loss during 2009. A pre-tax charge of $937 for other-than-temporary impairment was also recognized for this portfolio during 2008.

 NOTE 3 – Loans

Loans were comprised of the following classifications at December 31:

	2009	2008

Commercial and Industrial Loans	$188,962	$175,828
Commercial Real Estate Loans	334,255	329,363
Agricultural Loans	156,845	159,923
Consumer Loans	114,736	127,343
Residential Mortgage Loans	84,677	100,054
Total	$879,475	$892,511

Nonperforming loans were as follows at December 31:

Loans past due over 90 days and accruing and Restructured Loans	$419	$34
Non-accrual Loans	8,374	8,316
Total	$8,793	$8,350

Information regarding impaired loans:	2009	2008

Year-end impaired loans with no allowance for loan losses allocated	$1,213	$1,713
Year-end impaired loans with allowance for loan losses allocated	6,932	4,232

Amount of allowance allocated to impaired loans	3,024	1,797

	2009	2008	2007
Average balance of impaired loans during the year	$6,676	$5,787	$7,376

Interest income recognized during impairment	73	161	314
Interest income recognized on cash basis	71	161	304

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans  (continued)

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2009.  A summary of the activity of these loans follows:

Balance		Changes			Balance
January 1,		in Persons	Deductions		December 31,
2009	Additions	Included	Collected	Charged-off	2009
$7,386	$3,633	$(1,260)	$(5,330)	$—	$4,429

NOTE 4 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:

	2009	2008	2007

Balance as of January 1	$9,522	$8,044	$7,129
Provision for Loan Losses	3,750	3,990	3,591
Recoveries of Prior Loan Losses	918	612	568
Loan Losses Charged to the Allowance	(3,174)	(3,124)	(3,244)
Balance as of December 31	$11,016	$9,522	$8,044

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2009	2008
Land	$4,653	$4,540
Buildings and Improvements	29,353	28,114
Furniture and Equipment	17,397	16,922
Total Premises, Furniture and Equipment	51,403	49,576
Less: Accumulated Depreciation	(29,250)	(27,246)
Total	$22,153	$22,330

Depreciation expense was $2,772, $2,509, and $2,368 for 2009, 2008, and 2007, respectively.

The Company leases one of its branch buildings under a capital lease.  The lease arrangement requires monthly payments through 2027.

The Company has included this lease in buildings and improvements as follows:
	2009	2008
Capital Lease	$743	$743
Less: Accumulated Depreciation	(108)	(72)
Total	$635	$671

The following is a schedule of future minimum lease payments under the capital lease, together with the present value of net minimum lease payments at year end 2009:

2010	$81
2011	81
2012	81
2013	81
2014	81
Thereafter	1,022
Total minimum lease payments	1,427
Less: Amount representing interest	(726)
Present Value of Net Minimum Lease Payments	$701

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 6 – Deposits

At year-end 2009, stated maturities of time deposits were as follows:

2010	$109,685
2011	134,195
2012	74,965
2013	9,076
2014	1,390
Thereafter	365
Total	$329,676

Time deposits of $100 or more at December 31, 2009 and 2008 were $63,276 and $69,129, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $10,000 and $35,000 at December 31, 2009 and 2008, respectively.

NOTE 7 – FHLB Advances and Other Borrowed Money; Subordinated Debentures

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements.  Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2009	2008
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$77,369	$87,392
Term Loans	6,000	7,500
Subordinated Debentures	29,250	10,000
Capital Lease Obligation	701	716
Long-term Borrowings	113,320	105,608

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$1,300	$—
Repurchase Agreements	33,501	26,056
Short-term Borrowings	34,801	26,056

Total Borrowings	$148,121	$131,664

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the value of the underlying securities.

	2009	2008
Average Daily Balance During the Year	$24,231	$30,995
Average Interest Rate During the Year	0.73%	1.52%
Maximum Month-end Balance During the Year	$33,501	$42,975
Weighted Average Interest at Year-end	0.50%	0.82%

At December 31, 2009 interest rates on the fixed rate long-term FHLB advances ranged from .47% to 7.22% with a weighted average rate of 4.08%.  Of the $78.7 million, $55.0 million or 70% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without penalty.

At December 31, 2008 interest rates on the fixed rate long-term FHLB advances ranged from 2.76% to 7.22% with a weighted average rate of 4.66%.  Of the $87.4 million, $65.0 million or 74% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without penalty.  The options on these advances are subject to a variety of terms including LIBOR based strike rates.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – FHLB Advances and Other Borrowed Money; Subordinated Debentures (continued)

The long-term borrowings shown above includes $6 million and $7.5 million outstanding on a term loan owed by the parent company as of December 31, 2009 and 2008, respectively.  Interest on the term loan is based upon 90-day LIBOR plus 1.15%.  The term loan matures January 1, 2014.  At December 31, 2009, the parent company had a $10 million line of credit with no outstanding balance.  The line of credit matures September 30, 2010.  Interest on the line of credit is based upon 90-day LIBOR plus 3.00% and includes an unused commitment fee of 0.35%.  At December 31, 2008, the parent company had a $10 million line of credit with no outstanding balance.  Interest on the line of credit is based upon 90-day LIBOR plus 1.65% and includes an unused commitment fee of 0.35%.  The line of credit was renewed and extended in December 2009 and September 2008.

At December 31, 2009, the long-term borrowings shown above includes an aggregate of $29.3 million of indebtedness represented by subordinated debentures issued by the Company’s parent company in two separate transactions.  A $10 million subordinated debenture issued by the parent company to another bank, bears interest based upon 90-day LIBOR plus 1.35%.  This subordinated debenture matures on January 1, 2014.  80% of this subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2009.  On April 30, 2009 the parent company issued $19.3 million principal amount of 8% redeemable subordinated debentures to the public.  These debentures will mature in a single payment of principal on March 30, 2019.  The Company has the right to redeem these debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board.  The entire principal amount of these debentures was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2009.

At December 31, 2008, the long-term borrowings shown above included the above-described $10 million subordinated debenture owed by the parent company.  The entire principal amount of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2008.

Scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation, at December 31, 2009 are as follows:

2010	$30,787
2011	1,530
2012	21,533
2013	16,536
2014	11,539
Thereafter	30,694
Total	$112,619

See also Note 5 regarding the capital lease obligation.

NOTE 8 – Stockholders’ Equity

The Company and affiliate bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  Management believes as of December 31, 2009, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Stockholders’ Equity (continued)

At December 31, 2009, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$135,153	14.09%	$76,738	8.00%	N/A	N/A
Bank	129,874	13.62	76,266	8.00	$95,333	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$96,887	10.10%	$38,369	4.00%	N/A	N/A
Bank	118,858	12.47	38,133	4.00	$57,200	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$96,887	7.64%	$50,730	4.00%	N/A	N/A
Bank	118,858	9.50	50,048	4.00	$62,560	5.00%

At December 31, 2008, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$109,029	11.42%	$76,387	8.00%	N/A	N/A
Bank	107,243	11.32	75,782	8.00	$94,727	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$89,507	9.37%	$38,193	4.00%	N/A	N/A
Bank	97,721	10.32	37,891	4.00	$56,836	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$89,507	7.54%	$47,512	4.00%	N/A	N/A
Bank	97,721	8.29	47,161	4.00	$58,952	5.00%

The Company and the affiliate bank at year-end 2009 and 2008 were categorized as well-capitalized.  There have been no conditions or events that management believes have changed the classification of the Company or affiliate bank under the prompt corrective action regulations since the last notification from regulators.  Regulations require the maintenance of certain capital levels at the affiliate bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders.  At December 31, 2009, the affiliate bank had $34,500 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At December 31, 2009, the Company has reserved 657,956 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Stockholders’ Equity (continued)

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

The following table presents activity for stock options under the Company’s equity incentive plan for 2009:

	Year Ended December 31, 2009
			Weighted Average
	Number of	Weighted Average Price	Life of Options	Aggregate Intrinsic
	Options	of Options	(in years)	Value

Outstanding at Beginning of Period	248,871	$16.25
Granted	—	—
Exercised	(30,035)	14.50
Forfeited	(2,992)	13.49
Expired	(57,888)	16.77
Outstanding & Exercisable at End of Period	157,956	$16.44	5.90	$150

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2009, 2008, and 2007:

	2009	2008	2007

Intrinsic Value of Options Exercised	$55	$—	$—
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$10	$—	$—
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

During 2009 and 2008, the Company granted no options, and accordingly, recorded no stock compensation expense related to option grants.  The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2009, 2008, and 2007 because all outstanding options were fully vested prior to 2007.  As of December 31, 2009 and 2008, there was no unrecognized option expense as all outstanding options were fully vested.

Restricted Stock

During the periods presented, awards of long-term incentives were granted in the form of restricted stock, granted in tandem with cash credit entitlements.  The incentive awards will typically be in the form of 50% restricted stock grants and 50% cash credit entitlements.  The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 15 of the year of grant, at which time they generally vest 100 percent.  For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Stockholders’ Equity (continued)

The expense recorded for the restricted stock grants totaled $485 (or $293, net of an income tax benefit of $192) during the year ended December 31, 2009.  The expense recorded for the restricted stock grants totaled $10 (or $6, net of an income tax benefit of $4) during the year ended December 31, 2008.  The expense recorded for the restricted stock grants totaled $283 (or $171, net of an income tax benefit of $112) during the year ended December 31, 2007.  There was no unrecognized expense associated with the restricted stock grants as of December 31, 2009 and 2008.

The following table presents information on restricted stock grants outstanding for the period shown:

Year Ended
December 31, 2009
Weighted
	Restricted	Average Market
	Shares	Price at Grant

Outstanding at Beginning of Period	—	$—
Granted	43,740	11.08
Issued and Vested	43,740	11.08
Forfeited	—	—
Outstanding at End of Period	—	—

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount.  The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year.  For years prior to the plan year beginning August 17, 2007, the purchase price of the shares was determined annually and in the range from 85% to 100% of the fair market value of such stock at either the beginning or end of the plan year.  For subsequent plan years, the purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year.  The plan provides for the purchase of up to 542,420 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.  Funding for the purchase of common stock is from employee and Company contributions.

Based on the above referenced setting of the purchase price at 95% of the fair market value of the Company’s common stock and elimination of the look-back feature for the 2007/2008, 2008/2009, and the 2009/2010 plan years, the Employee Stock Purchase Plan was not and will not be considered compensatory and no expense was or will be recorded during the 2007/2008, 2008/2009, and the 2009/2010 plan years.  There was no expense recorded for the employee stock purchase plan in 2009 and 2008.  The expense recorded for the employee stock purchase plan totaled $47 (or $28, net of an income tax benefit of $19) during the year ended December 31, 2007.  There was no unrecognized compensation expense as of December 31, 2009 and 2008 for the Employee Stock Purchase Plan.

In 2009, the Company adopted an Employee Stock Purchase Plan to replace the existing Employee Stock Purchase Plan that expired at the end of the 2008/2009 plan year.  The Plan adopted during 2009 has substantially the same terms as the existing Plan and 500,000 shares of common stock have been reserved for issuance under the newly adopted plan.  No shares have been issued under the newly adopted Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of December 31, 2009, the Company had purchased 334,965 shares under the program.  No shares were purchased under the program during the year ended December 31, 2009.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees.  The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors.  Company contributions were $562, $560, and $552 for 2009, 2008 and 2007, respectively.

The Company self-insures employee health benefits.  Stop loss insurance covers annual losses exceeding $85 per covered individual.  Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience.  Charges to earnings were $2,476, $1,387, and $1,495 for 2009, 2008 and 2007, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers.  Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate.  Accrued benefits payable totaled $2,735 and $2,678 at December 31, 2009 and 2008.  Deferred compensation expense was $429, $229, and $121 for 2009, 2008 and 2007, respectively.  In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company during 2008.  Accrued benefits payable as a result of the agreements totaled $615 and $701 at December 31, 2009 and 2008, respectively.  Expense associated with these agreements totaled $110 and $718 during 2009 and 2008, respectively.  The benefits under the agreements will be paid through 2017.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.  During the years ended 2009 and 2008, there were no losses incurred on partial settlements of the plan.  Partial settlements of the plan were $46 during the year ended 2007.

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance which requires that defined benefit plan assets and obligations to be measured as of the date of the employer’s fiscal year-end, starting in 2008.  Through 2007, the Company utilized the early measurement date, and measured the funded status of the defined benefit plan assets and obligations as of September 30 each year.  The net periodic benefit cost for the period between the September 30 measurement date and the 2008 fiscal year end measurement was simply recognized during 2008 given the nature of this suspended plan and immateriality of the net periodic pension cost for this additional quarter.

Accumulated plan benefit information for the Company’s plan as of December 31, 2009 and 2008 was as follows:

Changes in Benefit Obligation:	2009	2008
Obligation at Beginning of Year	$620	$615
Interest Cost	36	46
Benefits Paid	(65)	(52)
Actuarial (Gain) Loss	83	11
Obligation at End of Year	674	620

Changes in Plan Assets:
Fair Value at Beginning of Year	331	270
Actual Return on Plan Assets	(1)	14
Employer Contributions	24	99
Benefits Paid	(65)	(52)
Fair Value at End of Year	289	331

Funded Status:

Funded Status at End of Year	$(385)	$(289)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

Net Loss (Gain)	$268	$193
Prior Service Cost	12	9
	$280	$202

The accumulated benefit obligation was $674 and $620 at year-end 2009 and 2008, respectively.

Because the plan has been suspended, the projected benefit obligation and accumulated benefit obligation are the same.  The accumulated benefit obligation for the defined benefit pension plan exceeds the fair value of the assets included in the plan.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2009	2008	2007

Interest Cost	$36	$37	$37
Expected Return on Assets	(7)	(13)	(12)
Amortization of Transition Amount	—	(1)	(1)
Amortization of Prior Service Cost	(3)	(3)	(3)
Recognition of Net Loss	16	21	27
Net Periodic Benefit Cost	$42	$41	$48

Net Loss During the Period	91	11	2
Amortization of Unrecognized Loss	(16)	(16)	(74)
Amortization of Transition Cost	—	1	1
Amortization of Prior Service Cost	3	4	3
Total Recognized in Other Comprehensive Income	78	—	(68)

Total Recognized in Net Periodic Benefit Cost and Other
Comprehensive Income	$120	$41	$(20)

The estimated net loss, prior service costs, and net transition obligation (asset) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $25, $(3), and $0, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2009	2008	2007
Discount Rate	5.29%	6.17%	6.25%
Rate of Compensation Increase (1)	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic pension cost:
	2009	2008	2007
Discount Rate	6.17%	6.25%	5.75%
Expected Return on Plan Assets	2.20%	4.50%	4.75%
Rate of Compensation Increase (1)	N/A	N/A	N/A

(1)      Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

The expected return on plan assets was determined based upon rates that are expected to be available for future reinvestment of earnings and maturing investments along with consideration given to the current mix of plan assets.

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2009 and 2008 and target allocation for 2010 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at Year-end
Asset Category	2010	2009	2008

Cash	50%	100%	71%
Certificates of Deposit	50%	—%	29%
Total	100%	100%	100%

Plan benefits are suspended.  Therefore, the Company has invested predominantly in relatively short-term investments over the past two years.  No significant changes to investing strategies are anticipated.

Fair Value of Plan Assets
Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.  Since plan assets consist of cash, there are no estimates or assumptions applied to determine fair value.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees.  The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefits Obligations
	2009	2008
Obligation at the Beginning of Year	$450	$619
Unrecognized Loss (Gain)	7	(174)

Components of Net Periodic Postretirement Benefit Cost
Service Cost	17	35
Interest Cost	25	34

Net Expected Benefit Payments	(53)	(64)
Obligation at End of Year	$446	$450

Components of Postretirement Benefit Expense
	2009	2008
Service Cost	$17	$35
Interest Cost	25	34
Net Postretirement Benefit Expense	42	69

Net Gain During Period Recognized in Other Comprehensive Income	—	(238)

Total Recognized in Net Postretirement Benefit Expense
and Other Comprehensive Income	$42	$(169)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:

	2009	2008	2007
Discount Rate	6.00%	6.00%	5.50%

Assumed Health Care Cost Trend Rates at Year-end:
	2009	2008
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2016	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on Total of Service and Interest Cost	$3	$(3)
Effect on Postretirement Benefit Obligation	$25	$(23)

Pension and Other Benefit Plans

Contributions

The Company expects to contribute $75 to its defined benefit pension plan and $38 to its postretirement medical and life insurance plan in 2010.

Estimated Future Benefits

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension	Postretirement
Year	Benefits	Benefits
2010	$58	$38
2011	53	48
2012	49	40
2013	104	42
2014	41	39
2015-2019	303	272

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2009	2008	2007
Current Federal	$4,424	$4,604	$2,991
Current State	25	476	504
Deferred Federal	(192)	719	634
Deferred State	(244)	(161)	(27)
Total	$4,013	$5,638	$4,102

Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2009	2008	2007
Statutory Rate Times Pre-tax Income	$5,518	$6,270	$4,592
Add (Subtract) the Tax Effect of:

Income from Tax-exempt Loans and Investments	(512)	(351)	(346)
State Income Tax, Net of Federal Tax Effect	(145)	208	315
General Business Tax Credits	(466)	(182)	(182)
Dividends Received Deduction	(5)	(22)	—
Company Owned Life Insurance	(375)	(269)	(280)
Other Differences	(2)	(16)	3
Total Income Taxes	$4,013	$5,638	$4,102

The net deferred tax asset (liability) at December 31 consists of the following:

	2009	2008
Deferred Tax Assets:
Allowance for Loan Losses	$3,815	$2,871
Deferred Compensation and Employee Benefits	1,585	1,535
Other-than-temporary Impairment	401	676
Accrued Expenses	440	487
Business Combination Fair Value Adjustments	14	23
Pension and Postretirement Plans	1	—
Other	271	113
Total Deferred Tax Assets	6,527	5,705
Deferred Tax Liabilities:
Depreciation	(179)	(345)
Leasing Activities, Net	(3,580)	(3,254)
Investment in Low Income Housing Partnerships	(392)	(262)
Unrealized Appreciation on Securities	(2,404)	(1,451)
FHLB Stock Dividends	(440)	(440)
Prepaid Expenses	(394)	(408)
Intangibles	(105)	(254)
Pension and Postretirement Plans	—	(30)
Other	(276)	(18)
Total Deferred Tax Liabilities	(7,770)	(6,462)
Valuation Allowance	(45)	(45)
Net Deferred Tax Asset (Liability)	$(1,288)	$(802)

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

Retained earnings at December 31, 2009, include approximately $2,995 for which no provision for federal income taxes has been made.  This amount represents allocations of income for allowable bad debt deductions.  Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate.  It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income.  The unrecorded deferred income tax liability on the above amount at December 31, 2009 was approximately $1,018.

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2009, 2008, and 2007, and did not recognize any increase in unrecognized benefits during 2009 relative to any tax positions taken in 2009.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2009, 2008, and 2007.  The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2005. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for years 2003, 2004, and all years after 2005.

NOTE 11 – Per Share Data

The computation of Earnings per Share and Diluted Earnings per Share are provided below:

	2009	2008	2007
Earnings per Share:
Net Income	$12,218	$12,803	$9,405
Weighted Average Shares Outstanding	11,065,917	11,029,519	11,009,536
Earnings per Share	$1.10	$1.16	$0.85

Diluted Earnings per Share:
Net Income	$12,218	$12,803	$9,405
Weighted Average Shares Outstanding	11,065,917	11,029,519	11,009,536
Stock Options, Net	3,071	392	15,690

Diluted Weighted Average Shares Outstanding	11,068,988	11,029,911	11,025,226
Diluted Earnings per Share	$1.10	$1.16	$0.85

Stock options for 117,898, 248,871, and 257,063 shares of common stock were not considered in computing diluted earnings per common share for 2009, 2008, and 2007, respectively, because they were anti-dilutive.

NOTE 12 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2009, 2008, and 2007 was $316, $338, and $355, respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments:

Years Ending December 31:	Premises and Equipment

2010	$256
2011	157
2012	132
2013	84
2014	82
Thereafter	1,034
Total	$1,745

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Commitments and Off-balance Sheet Items

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2009		2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to Fund Loans:
Consumer Lines	$1,839	$102,628	$3,488	$98,592
Commercial Operating Lines	7,733	120,732	4,779	122,882
Residential Mortgages	8,324	1,387	—	858
Total Commitments to Fund Loans	$17,896	$224,747	$8,267	$222,332
Commitments to Sell Loans	$15,263	$—	$27,219	$—

Standby Letters of Credit	$970	$2,517	$975	$7,580

The fixed rate commitments to fund loans have interest rates ranging from 2.000% to 18.000% and maturities ranging from less than 1 year to 15 years.  Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments.  Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

NOTE 14 – Fair Value

Fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

Impaired Loans:  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  Value of market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sale and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property utilizing similar techniques as discussed above for Impaired Loans, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, impairment loss is recognized.

Loans Held-for-Sale:  The fair values of loans held for sale are determined by using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$4,970	$—	$4,970	$—
Obligations of State and Political Subdivisions	22,378	—	22,378	—
Mortgage-backed Securities - Residential	221,252	—	221,252	—
Equity Securities	2,340	1,987	—	353
Loans Held-for-Sale	5,706	—	5,706	—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	16,868	—	16,868	—
Mortgage-backed Securities - Residential	155,627	—	155,627	—
Equity Securities	3,345	2,190	—	1,155

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Available-for-Sale
Securities

Year Ended December 31, 2009:
Balance of Recurring Level 3 Assets at January 1, 2009	$1,155
Sale of Securities	(379)
Other-than-temporary Impairment Charges Recognized through Net Income	(423)
Ending Balance, December 31, 2009	$353

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Available-for-Sale
Securities

Year Ended December 31, 2008:
Balance of Recurring Level 3 Assets at January 1, 2008	$2,092
Other-than-temporary Impairment Charges Recognized through Net Income	(937)
Ending Balance, December 31, 2008	$1,155

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$3,699	$—	$—	$3,699
Other Real Estate	$2,363	$—	$—	$2,363

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans	$2,284	$—	$—	$2,284
Other Real Estate	$1,818	$—	$—	$1,818

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,602, with a valuation allowance of $2,903, resulting in an additional provision for loan losses of $2,517 for the year ended December 31, 2009.  At December 31, 2008, impaired loans had a carrying amount of $3,755, with a valuation allowance of $1,471, resulting in an additional provision for loan losses of $1,017 for the year ended December 31, 2008.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $2,363 at December 31, 2009, resulting in a write-down of $228 for the year ending December 31, 2009.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments not previously disclosed are provided in the table below.  Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table.  Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$28,054	$28,054	$44,992	$44,992
Securities Held-to-Maturity	2,774	2,801	3,326	3,358
FHLB Stock and Other Restricted Stock	10,621	N/A	10,621	N/A
Loans, including Loans Held-for-Sale, Net	872,512	880,077	884,080	892,785
Accrued Interest Receivable	6,605	6,605	7,215	7,215
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(639,967)	(639,967)	(587,282)	(587,282)
Time Deposits	(329,676)	(330,628)	(354,468)	(357,089)
Short-term Borrowings	(34,801)	(34,801)	(26,056)	(26,056)
Long-term Debt	(113,320)	(114,742)	(105,608)	(111,092)
Accrued Interest Payable	(2,292)	(2,292)	(2,884)	(2,884)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At December 31, 2009 and 2008, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

NOTE 15 – Segment Information

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

NOTE 15 – Segment Information (continued)

The trust and investment advisory services segment involves providing trust, investment advisory, and brokerage services to customers.  The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the affiliate banks’ local markets.

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operates through 28 retail banking offices.  Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment.  The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company (“GAFA”).  These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products from seven offices; and German American Reinsurance Company, Ltd. (“GARC”), which reinsures credit insurance products sold by the Company’s affiliate bank.  Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Year ended December 31, 2009

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$45,825	$13	$59	$(1,384)	$44,513
Net Gains on Sales of Loans and Related Assets	1,760	—	—	—	1,760
Net Gain (Loss) on Securities	—	—	—	(423)	(423)
Trust and Investment Product Fees	4	1,617	—	(4)	1,617
Insurance Revenues	82	18	5,241	(45)	5,296
Noncash Items:
Provision for Loan Losses	3,750	—	—	—	3,750
Depreciation and Amortization	2,727	27	934	—	3,688
Income Tax Expense	5,298	15	(29)	(1,271)	4,013
Segment Profit (Loss)	13,140	20	(44)	(898)	12,218
Segment Assets	1,236,745	2,182	8,432	(4,394)	1,242,965

Year ended December 31, 2008

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$41,725	$60	$71	$(919)	$40,937
Net Gains on Sales of Loans and Related Assets	1,399	—	—	—	1,399
Net Gain (Loss) on Securities	1,031	—	—	(937)	94
Trust and Investment Product Fees	4	2,312	—	(28)	2,288
Insurance Revenues	75	43	6,256	(68)	6,306
Noncash Items:
Provision for Loan Losses	3,990	—	—	—	3,990
Depreciation and Amortization	2,490	25	847	—	3,362
Income Tax Expense	6,383	230	256	(1,231)	5,638
Segment Profit (Loss)	13,185	338	413	(1,133)	12,803
Segment Assets	1,183,773	1,992	8,930	(3,867)	1,190,828

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 15 – Segment Information (continued)

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

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash	$4,848	$1,121
Securities Available-for-Sale, at Fair Value	2,340	3,345
Investment in Subsidiary Bank	135,491	113,364
Investment in Non-banking Subsidiaries	2,783	2,188
Other Assets	5,422	4,347
Total Assets	$150,884	$124,365
LIABILITIES
Borrowings	$35,250	$17,500
Other Liabilities	2,085	1,691
Total Liabilities	37,335	19,191
SHAREHOLDERS’ EQUITY
Common Stock	11,077	11,030
Additional Paid-in Capital	68,816	68,371
Retained Earnings	29,041	23,019
Accumulated Other Comprehensive Income	4,615	2,754
Total Shareholders’ Equity	113,549	105,174
Total Liabilities and Shareholders’ Equity	$150,884	$124,365

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
INCOME
Dividends from Subsidiaries
Bank	$8,000	$13,000	$2,000
Non-bank	—	—	500
Dividend and Interest Income	57	57	101
Net Loss on Securities	(423)	(937)	(680)
Other Income	119	39	66
Total Income	7,753	12,159	1,987
EXPENSES
Salaries and Employee Benefits	364	163	367
Professional Fees	342	245	309
Occupancy and Equipment Expense	7	8	6
Interest Expense	1,459	981	1,369
Other Expenses	292	324	413
Total Expenses	2,464	1,721	2,464
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	5,289	10,438	(477)
Income Tax Benefit	1,237	1,212	1,364
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	6,526	11,650	887
Equity in Undistributed Income of Subsidiaries	5,692	1,153	8,518
NET INCOME	12,218	12,803	9,405
Other Comprehensive Income:
Unrealized Gain on Securities, Net	1,908	1,612	1,210
Changes in Unrecognized Amounts in Pension	(47)	—	41
Changes in Unrecognized Loss in Postretirement Benefit Obligation	—	144	30
TOTAL COMPREHENSIVE INCOME	$14,079	$14,559	$10,686

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,218	$12,803	$9,405
Adjustments to Reconcile Net Income to Net Cash from Operations
Loss on Securities, net	423	937	680
Change in Other Assets	(963)	(39)	(191)
Change in Other Liabilities	325	(493)	(843)
Equity Based Compensation	485	10	331
Equity in Undistributed Income of Subsidiaries	(5,692)	(1,153)	(8,518)
Net Cash from Operating Activities	6,796	12,065	864

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	(15,000)	(250)	(5,000)
Proceeds from Sales of Securities Available-for-Sale	379	—	998
Net Cash from Investing Activities	(14,621)	(250)	(4,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Short-term Borrowings	—	(3,250)	3,250
Advances in Long-term Debt	19,250	—	—
Repayment of Long-term Debt	(1,500)	(1,500)	(1,000)
Employee Stock Purchase Plan	(2)	(46)	(118)
Dividends Paid	(6,196)	(6,177)	(6,174)
Net Cash from Financing Activities	11,552	(10,973)	(4,042)

Net Change in Cash and Cash Equivalents	3,727	842	(7,180)
Cash and Cash Equivalents at Beginning of Year	1,121	279	7,459
Cash and Cash Equivalents at End of Year	$4,848	$1,121	$279

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets

On June 26, 2009, the Company acquired certain assets of an existing insurance agency office located in Tell City, Indiana.  The assets became a part of German American Insurance, Inc., the Company’s property and casualty insurance entity.

The purchase price for this transaction was $386 in cash and resulted in $386 in customer list intangible.  The customer relationship intangible is being amortized over seven years utilizing the straight-line method and deducted for tax purposes over 15 years using the straight line method.

The changes in the carrying amount of goodwill for the periods ended December 31, 2009, 2008, and 2007 were classified as follows:

	2009	2008	2007
Beginning of Year	$9,655	$9,655	$9,655
Acquired Goodwill	—	—	—
Impairment	—	—	—
End of Year	$9,655	$9,655	$9,655

Of the $9,655 carrying amount of goodwill, $8,323 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the periods ended December 31, 2009, 2008, and 2007.

Acquired intangible assets were as follows as of year end:
	2009
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$2,372	$1,435
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	3,518
Total	$7,828	$5,210

	2008
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$2,372	$1,253
Unidentified Branch Acquisition Intangible	257	243
Insurance
Customer List	4,813	2,805
Total	$7,442	$4,301

Amortization Expense was $909, $889, and $894 for 2009, 2008, and 2007.

Estimated amortization expense for each of the next five years is as follows:

2010	$782
2011	512
2012	512
2013	442
2014	232

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 18 – Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2009	2008	2007
Unrealized Holding Gains on Securities Available-for-Sale	$2,437	$2,506	$1,158
Reclassification Adjustments for (Gains) Losses Later Realized in Income	423	(94)	680
Net Unrealized Gains	2,860	2,412	1,838
Amortization of Amounts Included in Net Periodic Pension Costs	13	11	70
Unrecognized Loss on Pension	(91)	(11)	(2)
Unrecognized Gain on Postretirement Benefits	—	238	49
Tax Effect	(921)	(894)	(674)
Other Comprehensive Income	$1,861	$1,756	$1,281

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	At	Period	at
	12/31/2008	Change	12/31/2009
Unrealized Gains on Securities Available-for-Sale	$2,708	$1,908	$4,616
Unrecognized Losses on Pension Benefits	(128)	(47)	(175)
Unrecognized Gains on Postretirement Benefits	174	—	174
Total	$2,754	$1,861	$4,615

NOTE 19 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2009
First Quarter	$15,857	$10,641	$2,942	$0.27	$0.27
Second Quarter	15,923	11,117	2,764	0.25	0.25
Third Quarter	16,159	11,481	3,191	0.29	0.29
Fourth Quarter	15,797	11,274	3,321	0.30	0.30

2008
First Quarter	$17,825	$10,119	$3,020	$0.27	$0.27
Second Quarter	16,778	10,065	3,111	0.28	0.28
Third Quarter	16,729	10,446	3,319	0.30	0.30
Fourth Quarter	16,513	10,307	3,353	0.30	0.30

         Notes to the Consolidated Financial Statements
        Dollars in thousands, except per share data

NOTE 20 – Subsequent Events

German American Bancorp, the banking subsidiary of the Company, entered into a Branch Purchase Agreement with Farmers State Bank of Alto Pass, Ill. dated February 17, 2009.  Under the Agreement, German American Bancorp has agreed to purchase the two branches of Farmers in metropolitan Evansville, Indiana.   One of the branches is located in Evansville (Vanderburgh County, Indiana) and the other in adjacent Newburgh (Warrick County, Indiana).

In general, German American Bancorp has agreed to buy and assume from Farmers all of Farmers' interest in the physical assets associated with the branches (including the real estate of the Branches, automated teller machines,  and furniture, fixtures and equipment) and most of the loans and deposits of the branches.   Loans to be purchased are expected to total approximately $40 million and deposits to be assumed are expected to approximate $50 million at the time of closing.  In addition, a fixed sum of $4.9 million will be paid by German American Bancorp for all assets other than loans and cash balances.

Consummation of the transaction is subject to approval by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions, the receipt of certain required consents, and other usual and customary closing conditions, and is currently expected to be completed within the second quarter of 2010.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2010, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2010 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance.  Information relating to Section 16(a) compliance will be included in the 2010 Proxy Statement under the caption of “Section 16(a):  Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct.  The Company’s Board of Directors has adopted a Code of Business Conduct, which constitutes a “code of ethics” as that term is defined by SEC rules adopted under the Sarbanes-Oxley Act of 2002 (“SOA”).  The Company has posted a copy of the Code of Business Conduct on its Internet website (www.germanamerican.com).  The Company intends to satisfy its disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, the Code of Business Conduct, by posting such information on its Internet website, except that waivers that must under NASDAQ rules be filed with the SEC on Form 8-K will be so filed.

Audit Committee Identification.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2010 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert.  The Board of Directors has determined that Richard E. Forbes, a director who serves on the Audit Committee of the Board of Directors and who is an independent director as defined by NASDAQ listing standards, is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA by reason of his experience as the former chief executive officer and former chief financial officer of a subsidiary of a Fortune 500 company.

Item 11.  Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors, (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2010 Proxy Statement of the Company, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Stock by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2010 Proxy Statement of the Company, which sections are incorporated herein by reference.

Equity Compensation Plan Information
The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation:  its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan.  Each of these four plans was approved by the requisite vote of the Company's common shareholders in the year of adoption by the Board of Directors.  The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above.   The following table sets forth information regarding these plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	157,956	(a)	$16.44	1,000,000	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	157,956		$16.44	1,000,000

(a) Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2010 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2009 during the plan year that commenced in August 2009.  Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2010, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b) Represents 500,000 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 500,000 shares that were available for grant or issuance at December 31, 2009 under the 2009 Long-Term Equity Incentive Plan.   Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards in any given fiscal year is equal to the sum of (i) one percent of the number of Common Shares outstanding as of the last day of the Company's prior fiscal year, plus (ii) the number of Common Shares that were available for the grant of awards, but were not granted, under the Plan in any previous fiscal year.  Under no circumstances, however, may the number of Common Shares available for the grant of awards in any fiscal year under the Long-Term Equity Incentive Plan exceed one and one-half percent of the Common Shares outstanding as of the last day of the prior fiscal year.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 to the consolidated financial statements in Item 8 of this Report.

Item 13.  Certain Relationships and Related Transactions.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2010 Proxy Statement of the Company, which sections are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information responsive to this Item 14 will be included in the 2010 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

a)    Financial Statements

The following items are included in Item 8 of this Report:
Page #
German American Bancorp, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm on Financial Statements	32

Consolidated Balance Sheets at December 31, 2009 and 2008	33

Consolidated Statements of Income, years ended December 31, 2009, 2008, and 2007	34

Consolidated Statements of Changes in Shareholders’ Equity, years ended December 31, 2009, 2008, and 2007	35

Consolidated Statements of Cash Flows, years ended December 31, 2009, 2008, and 2007	36

Notes to the Consolidated Financial Statements	37-67

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date: March 5, 2010	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 5, 2010	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and Chief Executive
Officer (principal executive officer), Director

Date: March 5, 2010	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date: March 5, 2010	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date: March 5, 2010	By/s/Richard E. Forbes
Richard E. Forbes, Director

Date: March 5, 2010	By/s/U. Butch Klem
U. Butch Klem, Director

Date: March 5, 2010	By/s/J. David Lett
J. David Lett, Director

Date: March 5, 2010	By/s/Gene C. Mehne
Gene C. Mehne, Director

Date: March 5, 2010	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date: March 5, 2010	By/s/Bradley M. Rust
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

4.4
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

10.2
Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by former director George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors, some of whom remain directors of the Registrant). The schedule following such Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as such Exhibit 10.4.*

10.3
The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008 is incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.4
The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008 is incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.5	Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.6
Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.7
First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.8
Form of Employee Stock Option Agreement (new grant, five-year expiration, five year 20% vesting) typically issued during 2005 and prior periods to executive officers and other key employees as incentives is incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.9
Form of Employee Stock Option Agreement (Replacement Grant) typically issued during 2005 and prior periods to persons who exercise other stock options using common shares as payment for the exercise price (one year vesting) is incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.10
Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes) is incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.11
Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes) is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.12
Description of Director Compensation Arrangements for the 12 month period ending at 2008 Annual Meeting of Shareholders is incorporated by reference from the description included in the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, filed March 20, 2008, under the caption “DIRECTOR COMPENSATION.”*

10.13
Description of Director Compensation Arrangements for the 12 month period ending at the 2009 Annual Meeting of Shareholders is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10.14
Description of Director Compensation Arrangements for the 12 month period ending at the 2010 Annual Meeting of Shareholders is incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.15
Description of Executive Management Incentive Plan for 2007 (awards payable in 2008) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 12, 2007.*

10.16
Description of Executive Management Incentive Plan for 2008 (awards payable in 2009) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 28, 2008.*

10.17
Description of Executive Management Incentive Plan for 2009 (awards payable in 2010) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 28, 2009. *

10.18
Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust as amended by a First Amendment between Bradley M. Rust and the Registrant dated December 30, 2008.*

10.19
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 1999 Long-Term Equity Incentive Plan is incorporated by reference from Exhibit 99 to the Registrant’s Current Report on Form 8-K filed February 17, 2006.*

10.20
Resolutions of Stock Option Committee of Board of Directors of the Registrant amending outstanding stock options by accelerating in full all vesting periods and exercise date restrictions and terminating replacement stock option privileges in connection with future option exercises, adopted by written consent effective December 29, 2005, is incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005.*

10.21
Early Retirement and General Release Agreement dated May 7, 2008 between German American Bancorp and Stan Ruhe, is incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10.22
Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc., is incorporated by reference from Exhibit 99.1 to the Registrant’s Current  Report on 8-K  filed January 5, 2007.

10.23
Agreed Upon Terms and Procedures dated December 29, 2006, executed and delivered by German American Bancorp, Inc. to JPMorgan Chase Bank, N.A., is incorporated by reference from Exhibit 99.2 to the Registrant’s Current  Report on 8-K  filed January 5, 2007.

10.24
Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., dated September 28, 2007, is incorporated by reference from Exhibit 99 to the Registrant’s Current  Report on 8-K  filed October 1, 2007.

10.25
Second Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., dated September 30, 2008, is incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.26
Third Amendment dated March 20, 2009, to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., is incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.27
Fourth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 10, 2009, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc. is incorporated by reference from Exhibit 99  to the Registrant’s Current Report on Form 8-K filed December 15, 2009.

10.28
German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749)  filed July 23, 2009.*

10.29
German American Bancorp, Inc., 2009 Employee Stock Purchase Plan. This exhibit is incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749)  filed July 23, 2009.*

21	Subsidiaries of the Registrant

23	Consent of Crowe Horwath LLP

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President (Principal Financial Officer).

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman and Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President (Principal Financial Officer).

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

GERMAN AMERICAN BANCORP, INC.  WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2010 A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT.  SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, INC., ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47547-0810.