Form 10-Q
period 2010-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2010-05-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2010
Common Stock, no par value	11,101,560

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2009, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Consolidated Balance Sheets – March 31, 2010 and December 31, 2009	4

	Consolidated Statements of Income and Comprehensive Income -
	Three Months Ended March 31, 2010 and 2009	5

	Consolidated Statements of Cash Flows – Three Months Ended
	March 31, 2010 and 2009	6

	Notes to Consolidated Financial Statements – March 31, 2010	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

SIGNATURES		29

INDEX OF EXHIBITS		30

PART I.               FINANCIAL INFORMATION
Item 1.                 Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31,	December 31,
	2010	2009

ASSETS
Cash and Due from Banks	$15,480	$16,052
Federal Funds Sold and Other Short-term Investments	29,919	12,002
Cash and Cash Equivalents	45,399	28,054

Securities Available-for-Sale, at Fair Value	260,732	250,940
Securities Held-to-Maturity, at Cost (Fair value of $2,141 and $2,801 on March 31, 2010 and December 31, 2009, respectively)	2,101	2,774

Loans Held-for-Sale	5,270	5,706

Loans	867,641	879,475
Less: Unearned Income	(1,623)	(1,653)
Allowance for Loan Losses	(10,713)	(11,016)
Loans, Net	855,305	866,806

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	21,122	22,153
Other Real Estate	1,639	2,363
Goodwill	9,655	9,655
Intangible Assets	2,400	2,618
Company Owned Life Insurance	24,212	24,008
Accrued Interest Receivable and Other Assets	15,556	17,267
TOTAL ASSETS	$1,254,012	$1,242,965

LIABILITIES
Non-interest-bearing Demand Deposits	$158,163	$155,268
Interest-bearing Demand, Savings, and Money Market Accounts	473,278	484,699
Time Deposits	341,554	329,676
Total Deposits	972,995	969,643

FHLB Advances and Other Borrowings	151,647	148,121
Accrued Interest Payable and Other Liabilities	13,121	11,652
TOTAL LIABILITIES	1,137,763	1,129,416

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,102	11,077
Additional Paid-in Capital	68,892	68,816
Retained Earnings	30,741	29,041
Accumulated Other Comprehensive Income, Net of Tax	5,514	4,615
TOTAL SHAREHOLDERS’ EQUITY	116,249	113,549
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,254,012	$1,242,965
End of period shares issued and outstanding	11,101,560	11,077,382

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$12,839	$13,394
Interest on Federal Funds Sold and Other Short-term Investments	9	17
Interest and Dividends on Securities:
Taxable	2,465	2,190
Non-taxable	270	256
TOTAL INTEREST INCOME	15,583	15,857

INTEREST EXPENSE
Interest on Deposits	2,612	4,005
Interest on FHLB Advances and Other Borrowings	1,322	1,211
TOTAL INTEREST EXPENSE	3,934	5,216

NET INTEREST INCOME	11,649	10,641
Provision for Loan Losses	1,500	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,149	9,891

NON-INTEREST INCOME
Trust and Investment Product Fees	391	390
Service Charges on Deposit Accounts	946	1,060
Insurance Revenues	1,686	1,487
Company Owned Life Insurance	202	238
Other Operating Income	1,036	504
Net Gains on Sales of Loans	318	565
Net Gain (Loss) on Securities	—	—
TOTAL NON-INTEREST INCOME	4,579	4,244

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,549	5,614
Occupancy Expense	887	867
Furniture and Equipment Expense	652	662
FDIC Premiums	352	335
Data Processing Fees	359	357
Professional Fees	521	607
Advertising and Promotion	269	288
Supplies	195	135
Intangible Amortization	218	221
Other Operating Expenses	1,264	995
TOTAL NON-INTEREST EXPENSE	10,266	10,081

Income before Income Taxes	4,462	4,054
Income Tax Expense	1,211	1,112
NET INCOME	$3,251	$2,942

COMPREHENSIVE INCOME	$4,150	$4,305

Earnings Per Share and Diluted Earnings Per Share	$0.29	$0.27
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,251	$2,942
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization (Accretion) on Securities	109	(111)
Depreciation and Amortization	963	898
Loans Originated for Sale	(17,467)	(46,525)
Proceeds from Sales of Loans Held-for-Sale	18,221	36,995
Loss in Investment in Limited Partnership	17	41
Provision for Loan Losses	1,500	750
Gain on Sale of Loans , Net	(318)	(565)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(358)	57
Loss (Gain) on Disposition of Premises and Equipment	(56)	11
Increase in Cash Surrender Value of Company Owned Life Insurance	(204)	(241)
Equity Based Compensation	101	118
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,694	2,591
Interest Payable and Other Liabilities	977	(636)
Net Cash from Operating Activities	8,430	(3,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	10,511	8,663
Proceeds from Sales of Securities Available-for-Sale	—	379
Purchase of Securities Available-for-Sale	(19,022)	(29,587)
Proceeds from Maturities of Securities Held-to-Maturity	674	309
Purchase of Loans	(175)	(550)
Proceeds from Sales of Loans	1,325	3,603
Loans Made to Customers, Net of Payments Received	8,522	15,885
Proceeds from Sales of Other Real Estate	1,405	111
Property and Equipment Expenditures	(142)	(333)
Proceeds from Sales of Property and Equipment	491	—
Net Cash from Investing Activities	3,589	(1,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	3,352	10,756
Change in Short-term Borrowings	3,557	(1,600)
Repayments of Long-term Debt	(32)	(29)
Dividends Paid	(1,551)	(1,544)
Net Cash from Financing Activities	5,326	7,583

Net Change in Cash and Cash Equivalents	17,345	2,388
Cash and Cash Equivalents at Beginning of Year	28,054	44,992
Cash and Cash Equivalents at End of Period	$45,399	$47,380

Cash Paid During the Period for
Interest	$4,156	$5,587
Income Taxes	3	—

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$323	$715

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry.  The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature.  Certain prior year amounts have been reclassified to conform with current classifications.  It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2009 Annual Report on Form 10-K.

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	March 31,
	2010	2009
Earnings per Share:
Net Income	$3,251	$2,942

Weighted Average Shares Outstanding	11,081,680	11,036,942
Earnings per Share	$0.29	$0.27

Diluted Earnings per Share:
Net Income	$3,251	$2,942

Weighted Average Shares Outstanding	11,081,680	11,036,942
Potentially Dilutive Shares, Net	6,707	—
Diluted Weighted Average Shares Outstanding	11,088,387	11,036,942

Diluted Earnings per Share	$0.29	$0.27

Stock options for 99,275 and 201,254 shares of common stock were not considered in computing diluted earnings per share for the quarter ended March 31, 2010 and 2009, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2010 and December 31, 2009, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

March 31, 2010
U.S. Treasury and Agency Securities	$5,000	$2	$—	$5,002
Obligations of State and Political Subdivisions	21,678	1,281	(10)	22,949
Mortgage-backed Securities - Residential	222,824	7,623	(101)	230,346
Equity Securities	2,818	22	(405)	2,435
Total	$252,320	$8,928	$(516)	$260,732

December 31, 2009
U.S. Treasury and Agency Securities	$5,000	$—	$(30)	$4,970
Obligations of State and Political Subdivisions	21,511	931	(64)	22,378
Mortgage-backed Securities - Residential	214,591	7,065	(404)	221,252
Equity Securities	2,818	13	(491)	2,340
Total	$243,920	$8,009	$(989)	$250,940

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.  All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2010 and December 31, 2009, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Securities Held-to-Maturity:	Amount	Gains	Losses	Value
March 31, 2010
Obligations of State and Political Subdivisions	$2,101	$40	$—	$2,141

December 31, 2009
Obligations of State and Political Subdivisions	$2,774	$27	$—	$2,801

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

The amortized cost and fair value of Securities at March 31, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$819	$833
Due after one year through five years	3,469	3,668
Due after five years through ten years	10,074	10,204
Due after ten years	12,316	13,246
Mortgage-backed Securities - Residential	222,824	230,346
Equity Securities	2,818	2,435
Totals	$252,320	$260,732

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$175	$177
Due after one year through five years	669	683
Due after five years through ten years	937	957
Due after ten years	320	324
Totals	$2,101	$2,141

Below is a summary of securities with unrealized losses as of March 31, 2010 and December 31, 2009, presented by length of time the securities have been in a continuous unrealized loss position:

At March 31, 2010:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	1,785	(10)	—	—	1,785	(10)
Mortgage-backed Securities - Residential	47,964	(100)	39	(1)	48,003	(101)
Equity Securities	1,619	(405)	—	—	1,619	(405)
Total	$51,368	$(515)	$39	$(1)	$51,407	$(516)

At December 31, 2009:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$4,970	$(30)	$—	$—	$4,970	$(30)
Obligations of State and Political Subdivisions	3,419	(64)	—	—	3,419	(64)
Mortgage-backed Securities - Residential	47,726	(403)	40	(1)	47,766	(404)
Equity Securities	1,533	(491)	—	—	1,533	(491)
Total	$57,648	$(988)	$40	$(1)	$57,688	$(989)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

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

The Company’s equity securities consist of non-controlling investments in other banking organizations.  When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.    At March 31, 2010 and December 31, 2009, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due in large part to the overall financial condition of the issuers which included continued profitability throughout the first quarter of 2010 and during 2009 and that the fair value of the securities has declined due to difficult macroeconomic conditions for equity security valuations of banking organizations.  In addition, the length of time that fair value has been less than cost was assessed and it is reasonable to expect that fair value can recover to a level greater than cost in a reasonable period of time.

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Proceeds from Sales and Calls	$—	$379
Gross Gains on Sales and Calls	—	—

Income Taxes on Gross Gains	—	—

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:
	March 31,	December 31,
	2010	2009

Commercial and Industrial Loans	$197,490	$188,962
Commercial Real Estate Loans	328,565	334,255
Agricultural Loans	144,396	156,845
Consumer Loans	113,640	114,736
Residential Mortgage Loans	83,550	84,677
Total Loans	$867,641	$879,475
Less: Unearned Income	(1,623)	(1,653)
Allowance for Loan Losses	(10,713)	(11,016)
Loans, Net	$855,305	$866,806

Information Regarding Impaired Loans:

Impaired Loans with No Allowance for Loan Losses Allocated	$684	$1,213
Impaired Loans with Allowance for Loan Losses Allocated	6,931	6,932

Amount of Allowance Allocated to Impaired Loans	2,138	3,024

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:
	March 31,	March 31,
	2010	2009

Balance as of January 1	$11,016	$9,522
Provision for Loan Losses	1,500	750
Recoveries of Prior Loan Losses	102	514
Loan Losses Charged to the Allowance	(1,905)	(742)
Balance as of March 31	$10,713	$10,044

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operates through 28 retail banking offices.  Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment.  The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company.  These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products from seven offices; and German American Reinsurance Company, Ltd., which reinsures credit insurance products sold by the Company’s affiliate banks.  Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Three Months Ended
March 31, 2010		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$12,086	$2	$8	$(447)	$11,649
Net Gains on Sales of Loans	318	—	—	—	318
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	391	—	(1)	391
Insurance Revenues	13	6	1,674	(7)	1,686
Noncash Item:
Provision for Loan Losses	1,500	—	—	—	1,500
Depreciation and Amortization	720	6	237	—	963
Income Tax Expense	1,438	(51)	113	(289)	1,211
Segment Profit (Loss)	3,367	(77)	161	(200)	3,251
Segment Assets	1,248,042	2,151	8,535	(4,716)	1,254,012

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 6 – Segment Information (continued)

Three Months Ended
March 31, 2009		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$10,747	$1	$13	$(120)	$10,641
Net Gains on Sales of Loans	565	—	—	—	565
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	390	—	(1)	390
Insurance Revenues	16	2	1,483	(14)	1,487
Noncash Item:
Provision for Loan Losses	750	—	—	—	750
Depreciation and Amortization	665	7	226	—	898
Income Tax Expense	1,342	(53)	23	(200)	1,112
Segment Profit (Loss)	2,950	(80)	36	36	2,942
Segment Assets	1,197,562	1,929	8,640	(3,828)	1,204,303

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased.  As of March 31, 2010, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the three months ended March 31, 2010.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At March 31, 2010, the Company has reserved 657,956 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2010 and 2009, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three months ended March 31, 2010 and 2009.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to March 31, 2010 and 2009.

During the quarters ended March 31, 2010 and 2009, the Company granted awards of 24,178 and 42,775 shares of restricted stock, respectively.  The expense recorded for the restricted stock grants totaled $100 (or $60, net of an income tax benefit of $40) during the three months ended March 31, 2010.  The expense recorded for the restricted stock grants totaled $118 (or $71, net of an income tax benefit of $47) during the three months ended March 31, 2009.  Unrecognized expense associated with the restricted stock grants totaled $300 and $352 as of March 31, 2010 and 2009, respectively.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 8 – Equity Plans and Equity Based Compensation (continued)

The purchase price of the shares under this Plan is 95% of the fair market value of the Company’s common stock as of the last day of the plan year.  The 1999 plan provided for the purchase of up to 542,420 shares of common stock, and the 2009 plan provides for the purchase of up to 500,000 shares of common stock.  The Company may obtain shares for sale under both the 1999 and 2009 plans by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.  Funding for the purchase of common stock is from employee and Company contributions.  The Employee Stock Purchase Plan was not considered compensatory and no expense was recorded during the 2008/2009 and 2009/2010 plan years.

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.  The following tables represent the components of net periodic benefit cost for the periods presented:

	Three Months Ended
	March 31,
	2010	2009
Service Cost	$—	$—
Interest Cost	9	9
Expected Return on Assets	(1)	(3)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	(1)	(1)
Recognition of Net (Gain)/Loss	6	5
Net Periodic Benefit Cost	$13	$10

Loss on Settlements and Curtailments	None	None

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $75 to the pension plan during the fiscal year ending December 31, 2010.  As of March 31, 2010, the Company has contributed $25 to the pension plan.

Note 10 – Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 10 – Fair Value (continued)

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

Other Real Estate:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate (ORE) are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property utilizing similar techniques as discussed above for Impaired Loans, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, impairment loss is recognized.

Loans Held-for-Sale:  The fair values of loans held for sale are determined by using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$5,002	$—	$5,002	$—
Obligations of State and Political Subdivisions	22,949	—	22,949	—
Mortgage-backed Securities-Residential	230,346	—	230,346	—
Equity Securities	2,435	2,082	—	353
Loans Held-for-Sale	5,270	—	5,270	—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$4,970	$—	$4,970	$—
Obligations of State and Political Subdivisions	22,378	—	22,378	—
Mortgage-backed Securities-Residential	221,252	—	221,252	—
Equity Securities	2,340	1,987	—	353
Loans Held-for-Sale	5,706	—	5,706	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 10 – Fair Value (continued)

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Available-for-Sale
Securities
Three Months Ended March 31, 2010:
Balance of Recurring Level 3 Assets at January 1, 2010	$353
Sale of Securities	—
Other-than-temporary Impairment Charges Recognized through Net Income	—
Ending Balance, March 31, 2010	$353

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific
Allocations	$4,549	$—	$—	$4,549
Other Real Estate	1,639	—	—	1,639

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific
Allocations	$3,699	$—	$—	$3,699
Other Real Estate	2,363	—	—	2,363

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,487 with a valuation allowance of $1,938, resulting in an additional provision for loan losses of $574 for the three months ended March 31, 2010. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,602 with a valuation allowance of $2,903, resulting in an additional provision for loan losses of $2,517 for the year ended December 31, 2009.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $1,639 at March 31, 2010.  No additional write-down occurred for the three months ended March 31, 2010. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $2,363 at December 31, 2009, resulting in a write-down of $228 for the year ending December 31, 2009.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$45,399	$45,399	$28,054	$28,054
Securities Held-to-Maturity	2,101	2,141	2,774	2,801
FHLB Stock and Other Restricted Stock	10,621	N/A	10,621	N/A
Loans, including Loans Held-for-Sale, Net	860,575	857,305	872,512	880,077
Accrued Interest Receivable	6,088	6,088	6,605	6,605
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(631,441)	(631,441)	(639,967)	(639,967)
Other Time Deposits	(341,554)	(341,656)	(329,676)	(330,628)
Short-term Borrowings	(38,358)	(38,358)	(34,801)	(34,801)
Long-term Debt	(113,289)	(115,579)	(113,320)	(114,742)
Accrued Interest Payable	(2,070)	(2,070)	(2,292)	(2,292)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair value for cash and short-term investments and accrued interest receivable is estimated to be equal to their carrying value.  The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans held-for-sale is estimated using commitment prices or market quotes on similar loans.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At March 31, 2010 and December 31, 2009, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Note 11 – Mergers and Acquisition Activity

German American Bancorp, the banking subsidiary of the Company, entered into a Branch Purchase Agreement with Farmers State Bank of Alto Pass, Ill. dated February 17, 2010.  Under the Agreement, German American Bancorp has agreed to purchase the two branches of Farmers in metropolitan Evansville, Indiana.   One of the branches is located in Evansville (Vanderburgh County, Indiana) and the other in adjacent Newburgh (Warrick County, Indiana).

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited, dollars in thousands except share and per share data)

Note 11 – Mergers and Acquisition Activity (continued)

In general, German American has agreed to buy and assume from Farmers all of Farmers' interest in the physical assets associated with the branches (including the real estate of the branches, automated teller machines, and furniture, fixtures and equipment) and most of the loans and deposits of the branches.   Loans to be purchased are expected to total approximately $40 million and deposits to be assumed are expected to approximate $50 million at the time of closing.  In addition, a fixed sum of $4.9 million will be paid by German American for all assets other than loans and cash balances.

Consummation of the transaction is currently expected to be completed within the second quarter of 2010.

Note 12 – New Accounting Pronouncements

On June 12, 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing. The new guidance amends ASC 860, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new standard was effective January 1, 2010.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.

On June 12, 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 amends FIN 46(R)).  The new guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   Unlike previous guidance, this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated  This new guidance will also require additional disclosures about the Company’s involvement in variable interest entities.   This new guidance was effective January 1, 2010.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB amended guidance for fair value measurements and disclosures to clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2, and requires a reconciliation be provided for the activity in Level 3 fair value measurements.  A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s consolidated results of operations or financial position.  In the reconciliation for fair value measurements using observable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2010 and December 31, 2009 and the consolidated results of operations for the three months ended March 31, 2010 and 2009.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2009 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2009 Annual Report on Form 10-K.

During the first quarter of 2010, the Company generated earnings of $3,251,000 or $0.29 per share.  On a net income basis, first quarter 2010 earnings were approximately 11% higher than the $2,942,000 or $0.27 per share reported in the first quarter of 2009.  Earnings in the first quarter 2010 compared with the first quarter 2009 were positively affected by an improved net interest margin and higher level of non-interest revenues, offset by modestly higher non-interest operating costs and elevated level of provision for loan losses.  Each of these areas will be discussed in more detail below.

In the second quarter of 2010, the Company plans to complete its acquisition of two branches (including their related loan assets and deposit liabilities) of another bank in the Evansville, Indiana banking market, which is a new market for the Company.  For further information see Note 11 to the Company’s consolidated financial statements included in Item 1 of this Report.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of March 31, 2010, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $516,000.  As of March 31, 2010, held-to-maturity securities had a gross unrecognized gain of approximately $40,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income increased $309,000 or 11% to $3,251,000 or $0.29 per share for the quarter ended March 31, 2010, compared to $2,942,000 or $0.27 per share for the first quarter of 2009.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$25,257	$9	0.15%	$22,239	$17	0.32%
Securities:
Taxable	238,211	2,465	4.14%	180,754	2,190	4.85%
Non-taxable	26,590	410	6.16%	23,100	388	6.71%
Total Loans and Leases (2)	877,629	12,906	5.96%	887,910	13,450	6.13%
Total Interest Earning Assets	1,167,687	15,790	5.46%	1,114,003	16,045	5.82%
Other Assets	96,518			92,219
Less: Allowance for Loan Losses	(11,308)			(9,832)
Total Assets	$1,252,897			$1,196,390

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$476,246	$426	0.36%	$445,524	$864	0.79%
Time Deposits	342,488	2,186	2.59%	353,500	3,141	3.60%
FHLB Advances and Other Borrowings	151,318	1,322	3.54%	131,876	1,211	3.72%
Total Interest-bearing Liabilities	970,052	3,934	1.64%	930,900	5,216	2.27%
Demand Deposit Accounts	154,219			146,308
Other Liabilities	13,391			12,624
Total Liabilities	1,137,662			1,089,832
Shareholders’ Equity	115,235			106,558
Total Liabilities and Shareholders’ Equity	$1,252,897			$1,196,390

Cost of Funds			1.36%			1.90%
Net Interest Income		$11,856			$10,829
Net Interest Margin			4.10%			3.92%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,008,000 or 9% (an increase of $1,027,000 or 9% on a tax-equivalent basis) for the quarter ended March 31, 2010 compared with the same quarter of 2009.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the first quarter 2010 was 4.10% compared to 3.92% for the first quarter of 2009.  The yield on earning assets totaled 5.46% during the quarter ended March 31, 2010 compared to 5.82% in the same period of 2009 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.36% during the quarter ended March 31, 2010 compared to 1.90% in the same period of 2009.

Average earning assets increased by approximately $53.7 million or 5% during the three months ended March 31, 2010 compared with the same period of 2009.  Average loans outstanding declined by $10.3 million or 1% during the three months ended March 31, 2010 compared with the first quarter of 2009.  The increase in average earning assets was related to an increased securities portfolio in the three months ended March 31, 2010.  The key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  During the first quarter of 2010, average core deposits increased $43.7 million or 5%, compared to the first quarter of 2009.

The expansion of the Company’s net interest income and net interest margin in the three months ended March 31, 2010 compared with the first quarter of 2009 has been aided by utilization of interest rate floors on adjustable rate commercial and agricultural loans.  As of March 31, 2010 the Company’s commercial and agricultural loan portfolio totaled $670.5 million of which approximately 67% were adjustable rate loans.  Of these adjustable rate loans, approximately 84% contain interest rate floors which range predominantly from 4% to 7%.  At March 31, 2010, approximately $228 million of these loans were at their contractual floor.

Also contributing to the expansion of the Company’s net interest income and net interest margin in the first quarter of 2010 compared with the first quarter of 2009 has been the relative liability sensitive nature of the Company’s balance sheet.  The Company has been able to effectively lower interest rates on its interest-bearing non-maturity deposits while continuing to expand its core deposit base.  In addition, a significant level of time deposits matured during the past year allowing the Company to lower its cost of funds of these deposits in a time of historically low interest rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan loss totaled $1,500,000 during the quarter ended March 31, 2010, representing an increase of $750,000 or 100% from the first quarter 2009 provision of $750,000.

During the first quarter of 2010, the annualized provision for loan loss represented 0.68% of average loans outstanding compared with 0.34% on an annualized basis of average loans outstanding during the first quarter of 2009.  Net charge-offs totaled $1,803,000 or 0.82% on an annualized basis of average loans outstanding during the three months ended March 31, 2010 compared with $228,000 or 0.10% on an annualized basis of average loans outstanding during the same period of 2009.   The elevated level of net charge-offs during the first quarter of 2010 was the result of the disposition of two commercial real estate loan relationships during the first quarter of 2010.  The resulting net charge-offs of these two relationships totaled approximately $1.7 million which had been nearly fully allocated in prior periods.

The provision for loan losses made during the quarter ended March 31, 2010 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the first quarter of 2010, non-interest income increased approximately 8% over the first quarter of 2009.

			Change from
Non-interest Income	Three Months		Prior Period
($ in thousands)	Ended March 31,		Amount	Percent
	2010	2009	Change	Change
Trust and Investment Product Fees	$391	$390	$1	—%
Service Charges on Deposit Accounts	946	1,060	(114)	-11%
Insurance Revenues	1,686	1,487	199	13%
Company Owned Life Insurance	202	238	(36)	-15%
Other Operating Income	1,036	504	532	106%
Subtotal	4,261	3,679	582	16%
Net Gains on Sales of Loans	318	565	(247)	-44%
Net Gain (Loss) on Securities	—	—	—	—%
Total Non-interest Income	$4,579	$4,244	$335	8%

Deposit service charges and fees declined by 11% during the first quarter of 2010 compared with the first quarter of 2009 due in large part to less customer utilization of the Company’s overdraft protection program.  Insurance revenues increased 13% during the quarter ended March 31, 2010, compared with 2009. The increase was largely attributable to an increase in contingency revenue at the Company’s property and casualty insurance subsidiary, German American Insurance.

Other operating income increased $532,000 or 106% during the first quarter of 2010 compared with the same period of 2009.  The increase was attributable to the gain on sale of a commercial other real estate owned property and to a lesser extent a gain from the sale of a former operations office facility of the Company.

During the first quarter of 2010, the net gain on sale of residential loans decreased 44% from the gain recognized in the first quarter of 2009 driven largely by a lower level of loans sold into the secondary market during 2010 as compared to 2009.  Loans sold during 2010 totaled $17.9 million compared to $36.6 million during the first quarter of 2009.

Non-interest Expense:

During the quarter ended March 31, 2010, non-interest expense increased approximately 2% compared with the same period of 2009.
			Change from
Non-interest Expense	Three Months		Prior Period
($ in thousands)	Ended March 31,		Amount	Percent
	2010	2009	Change	Change
Salaries and Employee Benefits	$5,549	$5,614	$(65)	-1%
Occupancy, Furniture and Equipment Expense	1,539	1,529	10	1%
FDIC Premiums	352	335	17	5%
Data Processing Fees	359	357	2	1%
Professional Fees	521	607	(86)	-14%
Advertising and Promotion	269	288	(19)	-7%
Intangible Amortization	218	221	(3)	-1%
Other Operating Expenses	1,459	1,130	329	29%
Total Non-interest Expense	$10,266	$10,081	$185	2%

Salaries and benefits expense declined approximately 1% during the first quarter of 2010 compared with the first quarter of 2009.  The decrease was primarily the result of lower costs associated with the Company’s partially self-insured health insurance plan.  Professional fees declined 14% during the quarter ended March 31, 2010 compared with the same quarter of 2009 as a result of lower legal expenses.

Other operating expenses increased by 29% during the quarter ended March 31, 2010 compared with the first quarter of 2009.  The increase was largely attributable to an increased level of loan collection costs, amortization expense related to a new markets tax credit project in which the Company invested in the fourth quarter of 2009, and increased supplies expense related to the Company’s common identity initiative.

Income Taxes:

The Company’s effective income tax rate approximated 27.1% during the three months ended March 31, 2010 compared with 27.4% during the same period of 2009.  The effective tax rate in both 2010 and 2009 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities and loans, income tax credits generated from investments in affordable housing projects and a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2010 increased $11.0 million to $1.254 billion compared with $1.243 billion in total assets at December 31, 2009.  Cash and cash equivalents increased $17.3 million to $45.4 million at March 31, 2010 compared with $28.1 million at year-end 2009.  Securities available-for-sale increased $9.8 million to $260.7 million at March 31, 2010 compared with $250.9 million at year-end 2009.  The increase in cash and cash equivalents and securities available-for-sale was attributable to an overall decline in Company’s loan portfolio combined with modest deposit and borrowed fund growth.

End-of-period loans outstanding declined 5% on an annualized basis during the first quarter of 2010 compared with the year-ended December 31, 2009.  The overall decline in the level of loans has largely been driven by soft loan demand in the commercial real estate and consumer portfolios attributable a cautious economic environment and a seasonal decline in the Company’s agricultural loan portfolio.  These declines were partially offset by an increase in the level of commercial and industrial portfolio driven largely by short-term tax exempt loan financing to school corporations in the Company’s primary market areas.

End of Period Loan Balances:			Current	Annualized
($ in thousands)	March 31,	December 31,	Period	Percent
	2010	2009	Change	Change

Commercial and Industrial Loans	$197,490	$188,962	$8,528	18%
Commercial Real Estate Loans	328,565	334,255	(5,690)	-7%
Agricultural Loans	144,396	156,845	(12,449)	-32%
Consumer Loans	113,640	114,736	(1,096)	-4%
Residential Mortgage Loans	83,550	84,677	(1,127)	-5%
Total Loans	$867,641	$879,475	$(11,834)	-5%

The Company’s allowance for loan losses totaled $10.7 million at March 31, 2010.  This level of allowance represents a decline of $303,000 or 3% from year-end 2009.  The decline was attributable to the disposition of two commercial real estate loan relationships during the first quarter of 2010.  The resulting net charge-off on these two relationships totaled approximately $1.7 million which had been nearly fully allocated in prior periods.  The allowance for loan losses represented 1.24% of period end loans at March 31, 2010 compared with 1.25% at year-end 2009. The allowance for loan losses represented 115% of period end non-performing loans at March 31, 2010 and 125% of period end non-performing loans at December 31, 2009.

End-of-period deposits increased approximately 1% on an annualized basis during the quarter-ended March 31, 2010 compared with year-end December 31, 2009.

End of Period Deposit Balances:			Current	Annualized
($ in thousands)	March 31,	December 31,	Period	Percent
	2010	2009	Change	Change

Non-interest-bearing Demand Deposits	$158,163	$155,268	$2,895	7%
Interest-bearing Demand, Savings, & Money Market Accounts	473,278	484,699	(11,421)	-9%
Time Deposits < $100,000	261,095	256,401	4,694	7%
Time Deposits of $100,000 or more & Brokered Deposits	80,459	73,275	7,184	39%
Total Deposits	$972,995	$969,643	$3,352	1%

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009
Non-accrual Loans	$9,129	$8,374
Past Due Loans (90 days or more)	178	113
Restructured Loans	26	306
Total Non-performing Loans	9,333	8,793
Other Real Estate	1,639	2,363
Total Non-performing Assets	$10,972	$11,156

Non-performing Loans to Total Loans	1.08%	1.00%
Allowance for Loan Loss to Non-performing Loans	114.79%	125.28%

Non-performing assets totaled $11.0 million at March 31, 2010 compared with $11.2 million at December 31, 2009.  Non-performing loans totaled $9.3 million at March 31, 2010 compared to $8.8 million of non-performing loans at December 31, 2009.  Non-performing loans represented 1.08% of total outstanding loans at March 31, 2010 compared with 1.00% of total loans outstanding at year-end 2009.  The increase in non-performing loans was primarily attributable to a single commercial real estate loan that migrated from the Company’s watch list to a non-performing credit during the first quarter of 2010.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of March 31, 2010.

At March 31, 2010, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	March 31,	December 31,
	Purposes	2010	2009

Leverage Ratio	4.00%	8.10%	7.64%
Tier 1 Capital to Risk-adjusted Assets	4.00%	10.51%	10.10%
Total Capital to Risk-adjusted Assets	8.00%	14.32%	14.09%

As of March 31, 2010, shareholders’ equity increased by $2.7 million to $116.2 million compared with $113.5 million at year-end 2009.  The increase in shareholders’ equity was primarily attributable to an increase of $1.7 million in retained earnings and an increase of $899,000 in accumulated other comprehensive income.  Shareholders’ equity represented 9.3% of total assets at March 31, 2010 and 9.1% at December 31, 2009.   Shareholders’ equity included $12.1 million of goodwill and other intangible assets at March 31, 2010 compared to $12.3 million of goodwill and other intangible assets at December 31, 2009.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents increased $17.3 million during the three months ended March 31, 2010 ending at $45.4 million.  During the three months ended March 31, 2010, operating activities resulted in net cash inflows of $8.4 million.  Investing activities resulted in net cash inflows of $3.6 million during the three months ended March 31, 2010.  Financing activities resulted in net cash inflows for the three month period ended March 31, 2010 of $5.3 million.

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

In this Report, the Company’s statements regarding its expectations concerning its expectation of completing its acquisition of two branches in the Evansville, Indiana banking market during the second quarter of 2010 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. While the Company expects that all conditions to closing will be satisfied and this acquisition completed on the agreed terms, the satisfaction of some of the closing conditions is outside of the Company’s control and cannot be assured.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2009, and other SEC filings from time to time, when considering any forward-looking statement.

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

	Interest Rate Sensitivity as of March 31, 2010
			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	$128,745	(12.47)%	10.72%	(104) b.p.
Base	147,092	—	11.76%	—
-2%	116,509	(20.79)%	9.20%	(256) b.p.

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

Item 4.   Controls and Procedures

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended March 31, 2010.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

1/1/10 – 1/31/10	—	—	—	272,789
2/1/10 – 2/28/10	—	—	—	272,789
3/1/10 – 3/31/10	—	—	—	272,789
	—	—	—

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2010 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2010.

Item 6.    Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 5, 2010	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: May 5, 2010	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
2
Branch Purchase Agreement between German American Bancorp, as Buyer, Farmers State Bank of Alto Pass, Ill., as Seller, and Farmers State Holding Corp., as the Seller Affiliate, dated February 17, 2010.  Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.

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