Form 10-Q
period 2010-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2010-08-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 2, 2010
Common Stock, no par value	11,104,918

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2009, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 1A of Part II of this Report and by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

INDEX

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30,	December 31,
	2010	2009

ASSETS
Cash and Due from Banks	$17,110	$16,052
Federal Funds Sold and Other Short-term Investments	19,399	12,002
Cash and Cash Equivalents	36,509	28,054

Securities Available-for-Sale, at Fair Value	298,555	250,940
Securities Held-to-Maturity, at Cost (Fair value of $1,899 and $2,801 on June 30, 2010 and December 31, 2009, respectively)	1,886	2,774

Loans Held-for-Sale	10,768	5,706

Loans	914,667	879,475
Less: Unearned Income	(1,729)	(1,653)
Allowance for Loan Losses	(10,813)	(11,016)
Loans, Net	902,125	866,806

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	26,182	22,153
Other Real Estate	1,822	2,363
Goodwill	9,835	9,655
Intangible Assets	3,056	2,618
Company Owned Life Insurance	24,400	24,008
Accrued Interest Receivable and Other Assets	15,169	17,267
TOTAL ASSETS	$1,340,928	$1,242,965

LIABILITIES
Non-interest-bearing Demand Deposits	$166,922	$155,268
Interest-bearing Demand, Savings, and Money Market Accounts	522,438	484,699
Time Deposits	360,496	329,676
Total Deposits	1,049,856	969,643

FHLB Advances and Other Borrowings	157,861	148,121
Accrued Interest Payable and Other Liabilities	13,054	11,652
TOTAL LIABILITIES	1,220,771	1,129,416

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,105	11,077
Additional Paid-in Capital	69,020	68,816
Retained Earnings	32,595	29,041
Accumulated Other Comprehensive Income, Net of Tax	7,437	4,615
TOTAL SHAREHOLDERS’ EQUITY	120,157	113,549
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,340,928	$1,242,965
End of period shares issued and outstanding	11,104,918	11,077,382

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	June 30,
	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$13,194	$13,473
Interest on Federal Funds Sold and Other Short-term Investments	27	22
Interest and Dividends on Securities:
Taxable	2,462	2,151
Non-taxable	258	277
TOTAL INTEREST INCOME	15,941	15,923

INTEREST EXPENSE
Interest on Deposits	2,686	3,335
Interest on FHLB Advances and Other Borrowings	1,340	1,471
TOTAL INTEREST EXPENSE	4,026	4,806

NET INTEREST INCOME	11,915	11,117
Provision for Loan Losses	1,000	1,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,915	10,117

NON-INTEREST INCOME
Trust and Investment Product Fees	395	457
Service Charges on Deposit Accounts	1,075	1,080
Insurance Revenues	1,083	1,290
Company Owned Life Insurance	186	200
Other Operating Income	553	368
Net Gains on Sales of Loans	499	461
Net Gain (Loss) on Securities	—	(34)
TOTAL NON-INTEREST INCOME	3,791	3,822

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,288	5,515
Occupancy Expense	835	816
Furniture and Equipment Expense	600	654
FDIC Premiums	336	885
Data Processing Fees	365	344
Professional Fees	524	405
Advertising and Promotion	273	199
Supplies	246	142
Intangible Amortization	247	221
Other Operating Expenses	1,188	1,052
TOTAL NON-INTEREST EXPENSE	9,902	10,233

Income before Income Taxes	4,804	3,706
Income Tax Expense	1,396	942
NET INCOME	$3,408	$2,764

COMPREHENSIVE INCOME	$5,331	$2,092

Earnings Per Share and Diluted Earnings Per Share	$0.31	$0.25
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Six Months Ended
	June 30,
	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$26,033	$26,867
Interest on Federal Funds Sold and Other Short-term Investments	36	39
Interest and Dividends on Securities:
Taxable	4,927	4,341
Non-taxable	528	533
TOTAL INTEREST INCOME	31,524	31,780

INTEREST EXPENSE
Interest on Deposits	5,298	7,340
Interest on FHLB Advances and Other Borrowings	2,662	2,682
TOTAL INTEREST EXPENSE	7,960	10,022

NET INTEREST INCOME	23,564	21,758
Provision for Loan Losses	2,500	1,750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,064	20,008

NON-INTEREST INCOME
Trust and Investment Product Fees	786	847
Service Charges on Deposit Accounts	2,021	2,140
Insurance Revenues	2,769	2,777
Company Owned Life Insurance	388	438
Other Operating Income	1,589	872
Net Gains on Sales of Loans	817	1,026
Net Gain (Loss) on Securities	—	(34)
TOTAL NON-INTEREST INCOME	8,370	8,066

NON-INTEREST EXPENSE
Salaries and Employee Benefits	10,837	11,129
Occupancy Expense	1,722	1,683
Furniture and Equipment Expense	1,252	1,316
FDIC Premiums	688	1,220
Data Processing Fees	724	701
Professional Fees	1,045	1,012
Advertising and Promotion	542	487
Supplies	441	277
Intangible Amortization	465	442
Other Operating Expenses	2,452	2,047
TOTAL NON-INTEREST EXPENSE	20,168	20,314

Income before Income Taxes	9,266	7,760
Income Tax Expense	2,607	2,054
NET INCOME	$6,659	$5,706

COMPREHENSIVE INCOME	$9,481	$6,397

Earnings Per Share and Diluted Earnings Per Share	$0.60	$0.52
Dividends Per Share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,659	$5,706
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) Amortization on Securities	278	(170)
Depreciation and Amortization	1,812	1,797
Loans Originated for Sale	(40,891)	(79,937)
Proceeds from Sales of Loans Held-for-Sale	36,646	71,754
Loss in Investment in Limited Partnership	33	78
Provision for Loan Losses	2,500	1,750
Gain on Sale of Loans, net	(817)	(1,026)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(237)	314
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(55)	11
Other-than-temporary Impairment on Securities	—	34
Increase in Cash Surrender Value of Company Owned Life Insurance	(392)	(444)
Equity Based Compensation	200	235
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,218	3,431
Interest Payable and Other Liabilities	(202)	(1,844)
Net Cash from Operating Activities	7,752	1,689

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	25,873	19,191
Proceeds from Sales of Securities Available-for-Sale	—	379
Purchase of Securities Available-for-Sale	(69,406)	(41,729)
Proceeds from Maturities of Securities Held-to-Maturity	889	309
Purchase of Loans	(175)	(20,666)
Proceeds from Sales of Loans	3,711	12,938
Loans Made to Customers, net of Payments Received	472	373
Proceeds from Sales of Other Real Estate	1,889	322
Property and Equipment Expenditures	(652)	(1,275)
Proceeds from Sales of Property and Equipment	491	4
Acquire Bank Branches	855	—
Acquire Insurance Customer List	—	(386)
Net Cash from Investing Activities	(36,053)	(30,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	30,090	14,028
Change in Short-term Borrowings	10,535	(3,050)
Advances in Long-term Debt	—	19,250
Repayments of Long-term Debt	(796)	(33)
Issuance of Common Stock	32	5
Dividends Paid	(3,105)	(3,094)
Net Cash from Financing Activities	36,756	27,106

Net Change in Cash and Cash Equivalents	8,455	(1,745)
Cash and Cash Equivalents at Beginning of Year	28,054	44,992
Cash and Cash Equivalents at End of Period	$36,509	$43,247

Cash Paid During the Period for
Interest	$7,858	$10,721
Income Taxes	2,678	2,270
Supplemental Non Cash Disclosures(1)
Loans Transferred to Other Real Estate	$1,112	$1,266
(1) See Note 11 for non-cash transactions included in the acquisition of bank branches.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	June 30,
	2010	2009
Earnings per Share:
Net Income	$3,408	$2,764

Weighted Average Shares Outstanding	11,103,095	11,073,081
Earnings per Share	$0.31	$0.25

Diluted Earnings per Share:
Net Income	$3,408	$2,764

Weighted Average Shares Outstanding	11,103,095	11,073,081
Potentially Dilutive Shares, Net	5,065	494
Diluted Weighted Average Shares Outstanding	11,108,160	11,073,575

Diluted Earnings per Share	$0.31	$0.25

Stock options for 99,275 and 138,003 shares of common stock were not considered in computing diluted earnings per share for the quarters ended June 30, 2010 and 2009, respectively, because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended
	June 30,
	2010	2009
Earnings per Share:
Net Income	$6,659	$5,706

Weighted Average Shares Outstanding	11,092,447	11,055,111
Earnings per Share	$0.60	$0.52

Diluted Earnings per Share:
Net Income	$6,659	$5,706

Weighted Average Shares Outstanding	11,092,447	11,055,111
Potentially Dilutive Shares, Net	4,896	—
Diluted Weighted Average Shares Outstanding	11,097,343	11,055,111

Diluted Earnings per Share	$0.60	$0.52

Stock options for 99,275 and 169,433 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2010 and 2009, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2010 and December 31, 2009, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:

June 30, 2010
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	21,204	1,121	(23)	22,302
Mortgage-backed Securities - Residential	263,151	10,755	(137)	273,769
Equity Securities	2,818	—	(334)	2,484
Total	$287,173	$11,876	$(494)	$298,555

December 31, 2009
U.S. Treasury and Agency Securities	$5,000	$—	$(30)	$4,970
Obligations of State and Political Subdivisions	21,511	931	(64)	22,378
Mortgage-backed Securities - Residential	214,591	7,065	(404)	221,252
Equity Securities	2,818	13	(491)	2,340
Total	$243,920	$8,009	$(989)	$250,940

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.  All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2010 and December 31, 2009, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Securities Held-to-Maturity:
June 30, 2010
Obligations of State and Political Subdivisions	$1,886	$13	$—	$1,899

December 31, 2009
Obligations of State and Political Subdivisions	$2,774	$27	$—	$2,801

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

The amortized cost and fair value of Securities at June 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.
	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$785	$790
Due after one year through five years	3,419	3,588
Due after five years through ten years	4,678	4,762
Due after ten years	12,322	13,162
Mortgage-backed Securities - Residential	263,151	273,769
Equity Securities	2,818	2,484
Totals	$287,173	$298,555

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$175	$175
Due after one year through five years	454	456
Due after five years through ten years	937	948
Due after ten years	320	320
Totals	$1,886	$1,899

Below is a summary of securities with unrealized losses as of June 30, 2010 and December 31, 2009, presented by length of time the securities have been in a continuous unrealized loss position:

At June 30, 2010:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	1,273	(10)	987	(13)	2,260	(23)
Mortgage-backed Securities - Residential	17,182	(136)	39	(1)	17,221	(137)
Equity Securities	—	—	1,689	(334)	1,689	(334)
Total	$18,455	$(146)	$2,715	$(348)	$21,170	$(494)

At December 31, 2009:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$4,970	$(30)	$—	$—	$4,970	$(30)
Obligations of State and Political Subdivisions	3,419	(64)	—	—	3,419	(64)
Mortgage-backed Securities - Residential	47,726	(403)	40	(1)	47,766	(404)
Equity Securities	1,533	(491)	—	—	1,533	(491)
Total	$57,648	$(988)	$40	$(1)	$57,688	$(989)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

Securities are written down to fair value when a decline in fair value is not considered temporary.  In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The Company doesn’t intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired.  As a result of valuations of the Company’s equity securities portfolio during the second quarter of 2009, the Company recognized a $34 pre-tax charge for an other-than-temporary decline in fair value of this portfolio.  All mortgage-backed securities in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company’s equity securities consist of non-controlling investments in other banking organizations.  When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.    At June 30, 2010 and December 31, 2009, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due in large part to the overall financial condition of the issuers which included continued profitability throughout the first half of 2010 and during 2009 and that the fair value of the securities has declined due to difficult macroeconomic conditions for equity security valuations of banking organizations.  In addition, the length of time that fair value has been less than cost was assessed and it is reasonable to expect that fair value can recover to a level greater than cost in a reasonable period of time.

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

Proceeds from Sales and Calls	$—	$—
Gross Gains on Sales and Calls	—	—

Income Taxes on Gross Gains	—	—

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009

Proceeds from Sales and Calls	$—	$379
Gross Gains on Sales and Calls	—	—

Income Taxes on Gross Gains	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:

	June 30,	December 31,
	2010	2009

Commercial and Industrial Loans	$226,876	$188,962
Commercial Real Estate Loans	340,229	334,255
Agricultural Loans	150,462	156,845
Consumer Loans	115,553	114,736
Residential Mortgage Loans	81,547	84,677
Total Loans	$914,667	$879,475
Less: Unearned Income	(1,729)	(1,653)
Allowance for Loan Losses	(10,813)	(11,016)
Loans, Net	$902,125	$866,806

Information Regarding Impaired Loans:

Impaired Loans with No Allowance for Loan Losses Allocated	$1,469	$1,213
Impaired Loans with Allowance for Loan Losses Allocated	5,902	6,932

Amount of Allowance Allocated to Impaired Loans	2,004	3,024

Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:
	June 30,	June 30,
	2010	2009

Balance as of January 1	$11,016	$9,522
Provision for Loan Losses	2,500	1,750
Recoveries of Prior Loan Losses	439	600
Loan Losses Charged to the Allowance	(3,142)	(1,577)
Balance as of June 30	$10,813	$10,295

Note 6 – Segment Information

The Company’s operations include three primary segments: core banking, trust and investment advisory services, and insurance operations.  The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets.  The core banking segment also involves the sale of residential mortgage loans in the secondary market.  The trust and investment advisory services segment involves providing trust, investment advisory, and brokerage services to customers.  The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the Company banking subsidiary’s local markets.

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operates through 30 retail banking offices.  Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment.  The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company.  These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products from seven offices; and German American Reinsurance Company, Ltd., which reinsures credit insurance products sold by the Company’s subsidiary bank.  Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Three Months Ended
June 30, 2010
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$12,356	$2	$9	$(452)	$11,915
Net Gains on Sales of Loans	499	—	—	—	499
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	395	—	(1)	395
Insurance Revenues	17	1	1,072	(7)	1,083
Noncash Item:
Provision for Loan Losses	1,000	—	—	—	1,000
Depreciation and Amortization	615	7	227	—	849
Income Tax Expense	1,883	(53)	(105)	(329)	1,396
Segment Profit (Loss)	3,874	(80)	(171)	(215)	3,408
Segment Assets	1,334,688	2,284	8,188	(4,232)	1,340,928

Three Months Ended
June 30, 2009
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$11,452	$4	$15	$(354)	$11,117
Net Gains on Sales of Loans	461	—	—	—	461
Net Gain (Loss) on Securities	—	—	—	(34)	(34)
Trust and Investment Product Fees	1	457	—	(1)	457
Insurance Revenues	34	2	1,267	(13)	1,290
Noncash Item:
Provision for Loan Losses	1,000	—	—	—	1,000
Depreciation and Amortization	666	7	226	—	899
Income Tax Expense	1,211	9	24	(302)	942
Segment Profit (Loss)	2,874	14	40	(164)	2,764
Segment Assets	1,218,143	2,054	8,489	(4,194)	1,224,492

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 6 – Segment Information (continued)

Six Months Ended
June 30, 2010
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$24,442	$4	$17	$(899)	$23,564
Net Gains on Sales of Loans	817	—	—	—	817
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	786	—	(2)	786
Insurance Revenues	30	7	2,746	(14)	2,769
Noncash Item:
Provision for Loan Losses	2,500	—	—	—	2,500
Depreciation and Amortization	1,335	13	464	—	1,812
Income Tax Expense	3,321	(104)	8	(618)	2,607
Segment Profit (Loss)	7,241	(157)	(10)	(415)	6,659
Segment Assets	1,334,688	2,284	8,188	(4,232)	1,340,928

Six Months Ended
June 30, 2009
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$22,199	$5	$28	$(474)	$21,758
Net Gains on Sales of Loans	1,026	—	—	—	1,026
Net Gain (Loss) on Securities	—	—	—	(34)	(34)
Trust and Investment Product Fees	2	847	—	(2)	847
Insurance Revenues	50	4	2,750	(27)	2,777
Noncash Item:
Provision for Loan Losses	1,750	—	—	—	1,750
Depreciation and Amortization	1,331	14	452	—	1,797
Income Tax Expense	2,553	(44)	47	(502)	2,054
Segment Profit (Loss)	5,824	(66)	76	(128)	5,706
Segment Assets	1,218,143	2,054	8,489	(4,194)	1,224,492

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased.  As of June 30, 2010, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the six months ended June 30, 2010.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At June 30, 2010, the Company has reserved 657,956 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the six months ended June 30, 2010 and 2009, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three or six months ended June 30, 2010 and 2009.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to June 30, 2010 and 2009.

During the quarter ended June 30, 2010 and 2009, the Company granted no restricted stock awards.  During the six months ended June 30, 2010 and 2009, the Company granted awards of 24,178 and 42,775 shares of restricted stock, respectively.  The expense recorded for the restricted stock grants totaled $100 (or $60, net of an income tax benefit of $40) and $200 (or $121, net of an income tax benefit of $79) during the three and six months ended June 30, 2010.  The expense recorded for the restricted stock grants totaled $117 (or $71, net of an income tax benefit of $46) and $235 (or $142, net of an income tax benefit of $93) during the three and six months ended June 30, 2009.  Unrecognized expense associated with the restricted stock grants totaled $200 and $235 as of June 30, 2010 and 2009, respectively.

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

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.  The following tables represent the components of net periodic benefit cost for the periods presented:
	Three Months Ended
	June 30,
	2010	2009
Service Cost	$—	$—
Interest Cost	8	9
Expected Return on Assets	—	(2)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	(1)	—
Recognition of Net (Gain) Loss	7	4
Net Periodic Benefit Cost	$14	$11

Loss on Settlements and Curtailments	None	None

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 9 – Employee Benefit Plans (continued)
	Six Months Ended
	June 30,
	2010	2009
Service Cost	$—	$—
Interest Cost	17	18
Expected Return on Assets	(1)	(4)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	(2)	(1)
Recognition of Net (Gain) Loss	13	8
Net Periodic Benefit Cost	$27	$21

Loss on Settlements and Curtailments	None	None

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $75 to the pension plan during the fiscal year ending December 31, 2010.  As of June 30, 2010, the Company has contributed $39 to the pension plan.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and
Political Subdivisions	22,302	—	22,302	—
Mortgage-backed Securities-Residential	273,769	—	273,769	—
Equity Securities	2,484	2,131	—	353
Loans Held-for-Sale	10,768	—	10,768	—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$4,970	$—	$4,970	$—
Obligations of State and
Political Subdivisions	22,378	—	22,378	—
Mortgage-backed Securities-Residential	221,252	—	221,252	—
Equity Securities	2,340	1,987	—	353
Loans Held-for-Sale	5,706	—	5,706	—

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value using significant unobservable inputs (Level 3) for the period ended June 30, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Available-for-Sale
Securities
Three Months Ended June 30, 2010:
Balance of Recurring Level 3 Assets at April 1, 2010	$353
Sale of Securities	—
Other-than-temporary Impairment Charges Recognized through Net Income	—
Ending Balance, June 30, 2010	$353

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 10 – Fair Value (continued)
Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Available-for-Sale
Securities
Six Months Ended June 30, 2010:
Balance of Recurring Level 3 Assets at January 1, 2010	$353
Sale of Securities	—
Other-than-temporary Impairment Charges Recognized through Net Income	—
Ending Balance, June 30, 2010	$353

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific
Allocations	$3,898	$—	$—	$3,898
Other Real Estate	400	—	—	400

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific
Allocations	$3,908	$—	$—	$3,908
Other Real Estate	507	—	—	507

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,902 with a valuation allowance of $2,004, resulting in an additional provision for loan losses of $234 and $850 for the three and six months ended June 30, 2010, respectively.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,932 with a valuation allowance of $3,024, resulting in an additional provision for loan losses of $2,632 for the year ended December 31, 2009.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $400 at June 30, 2010.  A charge to earnings through Other Operating Income of $100 was included in the three and six months ended June 30, 2010.  Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $507 at December 31, 2009, resulting in a write-down of $228 for the year ending December 31, 2009.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 10 – Fair Value (continued)

The estimated fair values of the Company’s financial instruments not previously presented are provided in the table below.  Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table.  Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$36,509	$36,509	$28,054	$28,054
Securities Held-to-Maturity	1,886	1,899	2,774	2,801
FHLB Stock and Other Restricted Stock	10,621	N/A	10,621	N/A
Loans, Net	898,227	894,350	862,898	870,463
Accrued Interest Receivable	6,298	6,298	6,605	6,605
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(689,360)	(689,360)	(639,967)	(639,967)
Other Time Deposits	(360,496)	(360,123)	(329,676)	(330,628)
Short-term Borrowings	(45,336)	(45,336)	(34,801)	(34,801)
Long-term Debt	(112,525)	(115,100)	(113,320)	(114,742)
Accrued Interest Payable	(2,395)	(2,395)	(2,292)	(2,292)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair value for cash and short-term investments and accrued interest receivable is estimated to be equal to their carrying value.  The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At June 30, 2010 and December 31, 2009, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Note 11 – Mergers and Acquisition Activity

German American Bancorp, the banking subsidiary of the Company, completed the acquisition of two branch offices from Farmers State Bank of Alto Pass, Ill. on May 7, 2010.  One of the branches is located in Evansville (Vanderburgh County, Indiana) and the other in adjacent Newburgh (Warrick County, Indiana).  Pursuant to the terms of the purchase agreement, Farmers State Bank of Alto Pass, Ill. paid the Company approximately $368.  In accordance with ASC 805, the Company has expensed approximately $217 of direct acquisition costs and recorded goodwill of $181 and $903 of intangible assets.  The intangible assets are related to core deposits and are being amortized on an accelerated basis over 10 years.  For tax purposes, goodwill of $181 is deductible on a straight line basis over 15 years.  On the date of acquisition, the Company assumed net deposit liabilities valued at approximately $50.2 million and other liabilities of $66, acquired a net portfolio of loans valued at $42.9 million, premises and equipment valued at $5.2 million and other assets of $640.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 11 – Mergers and Acquisition Activity (continued)

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana.  The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC.  The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 30 retail banking offices in the twelve contiguous Southern Indiana counties.  German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2010 and December 31, 2009 and the consolidated results of operations for the three and six months ended June 30, 2010 and 2009.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2009 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2009 Annual Report on Form 10-K.

During the second quarter and first half of 2010, the Company achieved a record level earnings.  The Company’s second quarter net income totaled $3,408,000, or $0.31 per share, representing the highest level of quarterly earnings in the Company’s history.  This record earnings performance was an increase of approximately 23%, from the $2,764,000, or $0.25 per share, recorded during the same quarter last year.  On a year-to-date basis, 2010 earnings were also a record, increasing to $6,659,000, or $0.60 per share, as compared to $5,706,000, or $0.52 per share for the first six months of 2009.  The improvement in year-to-date earnings represented an increase of approximately 17%.

In the second quarter of 2010, the Company completed the acquisition of two branches (including their related loan assets and deposit liabilities) of another bank in the Evansville, Indiana banking market, which is a new market for the Company.  The record quarterly performance was reflective of both an improvement in the level of the Company’s core operating results, and, to a lesser extent, the inclusion of the two branch bank locations acquired effective May 7, 2010.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, when securities are deemed to be other than temporarily impaired a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of June 30, 2010, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $494,000 and gross unrealized gains totaled approximately $11,876,000.  As of June 30, 2010, held-to-maturity securities had a gross unrecognized gain of approximately $13,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2010 totaled $3,408,000, an increase of $644,000 or 23% from the quarter ended June 30, 2009 net income of $2,764,000.  Net income for the six months ended June 30, 2010 totaled $6,659,000, an increase of $953,000 or 17% from the six months ended June 30, 2009 net income of $5,706,000.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$52,008	$27	0.21%	$30,495	$22	0.29%
Securities:
Taxable	248,889	2,462	3.96%	188,486	2,151	4.57%
Non-taxable	26,080	390	5.98%	24,911	419	6.73%
Total Loans and Leases (2)	901,856	13,264	5.90%	882,554	13,528	6.15%
Total Interest Earning Assets	1,228,833	16,143	5.27%	1,126,446	16,120	5.73%
Other Assets	97,246			91,270
Less: Allowance for Loan Losses	(11,232)			(10,303)
Total Assets	$1,314,847			$1,207,413

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings
and Money Market Deposits	$512,680	$461	0.36%	$458,394	$819	0.72%
Time Deposits	353,577	2,225	2.52%	337,352	2,516	2.99%
FHLB Advances and Other Borrowings	154,884	1,340	3.47%	139,959	1,471	4.22%
Total Interest-bearing Liabilities	1,021,141	4,026	1.58%	935,705	4,806	2.06%
Demand Deposit Accounts	163,227			148,214
Other Liabilities	12,678			14,375
Total Liabilities	1,197,046			1,098,294
Shareholders’ Equity	117,801			109,119
Total Liabilities and Shareholders’ Equity	$1,314,847			$1,207,413

Cost of Funds			1.32%			1.71%
Net Interest Income		$12,117			$11,314
Net Interest Margin			3.95%			4.02%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $798,000 or 7% (an increase of $803,000 or 7% on a tax-equivalent basis) for the quarter ended June 30, 2010 compared with the same quarter of 2009.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the second quarter of 2010 was 3.95% compared to 4.02% for the second quarter of 2009.  The yield on earning assets totaled 5.27% during the quarter ended June 30, 2010 compared to 5.73% in the same period of 2009 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.32% during the quarter ended June 30, 2010 compared to 1.71% in the same period of 2009.

Average earning assets increased by approximately $102.4 million or 9% during the three months ended June 30, 2010 compared with the same period of 2009.  Average loans outstanding increased by $19.3 million or 2% during the three months ended June 30, 2010 compared with the second quarter of 2009.  The average securities portfolio increased approximately $61.6 million or 29% in the three months ended June 30, 2010 compared with the second quarter of 2009.  The key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  During the second quarter of 2010, average core deposits increased $87.9 million or 10%, compared to the second quarter of 2009.

The increase in average loans and average core deposits was positively impacted by the acquisition of the two Evansville area (Indiana) branches on May 7, 2010.  On a quarterly average basis, loans related to acquired branches totaled approximately $26.4 million during the second quarter of 2010 while average core deposits totaled approximately $26.2 million.

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$38,706	$36	0.19%	$26,390	$39	0.30%
Securities:
Taxable	243,579	4,927	4.05%	184,642	4,341	4.70%
Non-taxable	26,334	800	6.07%	24,010	807	6.72%
Total Loans and Leases (2)	889,810	26,170	5.93%	885,217	26,978	6.14%
Total Interest Earning Assets	1,198,429	31,933	5.36%	1,120,259	32,165	5.78%
Other Assets	96,884			91,742
Less: Allowance for Loan Losses	(11,270)			(10,069)
Total Assets	$1,284,043			$1,201,932

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$494,564	$887	0.36%	$451,995	$1,684	0.75%
Time Deposits	348,063	4,411	2.56%	345,381	5,656	3.30%
FHLB Advances and Other Borrowings	153,111	2,662	3.51%	135,940	2,682	3.98%
Total Interest-bearing Liabilities	995,738	7,960	1.61%	933,316	10,022	2.17%
Demand Deposit Accounts	158,748			147,266
Other Liabilities	13,032			13,504
Total Liabilities	1,167,518			1,094,086
Shareholders’ Equity	116,525			107,846
Total Liabilities and Shareholders’ Equity	$1,284,043			$1,201,932

Cost of Funds			1.34%			1.81%
Net Interest Income		$23,973			$22,143
Net Interest Margin			4.02%			3.97%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,806,000 or 8% (an increase of $1,830,000 or 8% on a tax-equivalent basis) for the six months ended June 30, 2010 compared with the same period of 2009.  The tax equivalent net interest margin for the six months ended June 30, 2010 was 4.02% compared to 3.97% for the first half of 2009.  The yield on earning assets totaled 5.36% during the six months ended June 30, 2010 compared to 5.78% in the same period of 2009 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.34% during the six months ended June 30, 2010 compared to 1.81% in the same period of 2009.

Average earning assets increased by approximately $78.2 million or 7% during the six months ended June 30, 2010 compared with the same period of 2009.  Average loans outstanding increased by $4.6 million or 1% during the six months ended June 30, 2010 compared with the same period of 2009.  The average securities portfolio increased approximately $61.3 million or 29% in the six months ended June 30, 2010 compared with the first half of 2009.  As was the case in the second quarter comparisons, the key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits.  During the first half of 2010, average core deposits increased $65.9 million or 8%, compared to the first half of 2009.

The increase in average loans and average core deposits during the first half of 2010 compared with the first half of 2009 was positively impacted by the acquisition of the two Evansville area (Indiana) branches on May 7, 2010.  On a year-to-date average basis, loans related to acquired branches totaled approximately $13.3 million during the first half of 2010 while average core deposits totaled approximately $13.2 million.

The expansion of the Company’s net interest income in both the three months and six months ended June 30, 2010 compared with the same periods of 2009 has been augmented by utilization of interest rate floors on adjustable rate commercial and agricultural loans.  As of June 30, 2010, the Company’s commercial and agricultural loan portfolio totaled $717.6 million of which approximately 70% were adjustable rate loans.  Of these adjustable rate loans, approximately 85% contain interest rate floors which range predominantly from 4% to 7%.  At June 30, 2010, approximately $268 million of these loans were at their contractual floor.

Also contributing to the expansion of the Company’s net interest income in the first half of 2010 compared with the first half of 2009 has been the relative liability sensitive nature of the Company’s balance sheet.  The Company has been able to effectively lower interest rates on its interest-bearing non-maturity deposits while continuing to expand its core deposit base.  In addition, a significant level of time deposits matured during the past several quarters allowing the Company to lower its cost of funds of these deposits in a time of historically low interest rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan loss totaled $1,000,000 during both the quarter ended June 30, 2010, and the quarter ended June 30, 2009.  The provision for loan loss totaled $2,500,000 during the six months ended June 30, 2010 compared with $1,750,000 for the first half of 2009.

During the second quarter of 2010, the annualized provision for loan loss represented 0.44% of average loans outstanding compared with 0.45% on an annualized basis of average loans outstanding during the second quarter of 2009.  Net charge-offs totaled $900,000 or 0.40% on an annualized basis of average loans outstanding during the three months ended June 30, 2010 compared with $749,000 or 0.34% on an annualized basis of average loans outstanding during the same period of 2009.  During the six months ended June 30, 2010, the annualized provision for loan loss represented 0.56% of average loans outstanding compared with 0.40% on an annualized basis of average loans outstanding during the first half of 2009.  Net charge-offs totaled $2,703,000 or 0.61% on an annualized basis of average loans outstanding during the six months ended June 30, 2010 compared with $977,000 or 0.22% on an annualized basis of average loans outstanding during the same period of 2009.  The elevated level of net charge-offs during the first half of 2010 was largely the result of the disposition of three commercial real estate loan relationships during the first six months of 2010.  The resulting net charge-offs of these three relationships totaled approximately $2.5 million, a significant portion of which had been allocated in prior periods.

The provision for loan losses made during the quarter ended and six months ended June 30, 2010 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2010, non-interest income declined approximately 1% from the second quarter of 2009.

			Change from
Non-interest Income	Three Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2010	2009	Change	Change
Trust and Investment Product Fees	$395	$457	$(62)	-14%
Service Charges on Deposit Accounts	1,075	1,080	(5)	—%
Insurance Revenues	1,083	1,290	(207)	-16%
Company Owned Life Insurance	186	200	(14)	-7%
Other Operating Income	553	368	185	50%
Subtotal	3,292	3,395	(103)	-3%
Net Gains on Sales of Loans	499	461	38	8%
Net Gain (Loss) on Securities	—	(34)	34	100%
Total Non-interest Income	$3,791	$3,822	$(31)	-1%

Trust and investment product fees declined by 14% during the second quarter of 2010 compared with the second quarter of 2009 due primarily to lower retail brokerage revenues.  Insurance revenues decreased 16% during the quarter ended June 30, 2010, compared with 2009 due in part to an administrative change in the accounting for direct bill customers during the second quarter of 2010 to better reconcile with the Company’s agency management system. Other operating income increased $185,000 or 50% during the second quarter of 2010 compared with the same period of 2009 due primarily to a higher level of write-downs on other real estate owned properties in the second quarter of 2009 compared with the same period of 2010.

During six months ended June 30, 2010, non-interest income increased approximately 4% over the first quarter of 2009.

			Change from
Non-interest Income	Six Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2010	2009	Change	Change
Trust and Investment Product Fees	$786	$847	$(61)	-7%
Service Charges on Deposit Accounts	2,021	2,140	(119)	-6%
Insurance Revenues	2,769	2,777	(8)	—%
Company Owned Life Insurance	388	438	(50)	-11%
Other Operating Income	1,589	872	717	82%
Subtotal	7,553	7,074	479	7%
Net Gains on Sales of Loans	817	1,026	(209)	-20%
Net Gain (Loss) on Securities	—	(34)	34	100%
Total Non-interest Income	$8,370	$8,066	$304	4%

Deposit service charges and fees declined by 6% during the first half of 2010 compared with the first half of 2009 due in large part to less customer utilization of the Company’s overdraft protection program.  Other operating income increased $717,000 or 82% during the six months ended June 30, 2010 compared with the same period of 2009.  The increase was attributable to the gain on sale of a commercial other real estate owned property and to a lesser extent the sale of a former operations facility for the Company during the first quarter of  2010 combined with write-downs on other real estate owned properties during the second quarter of 2009.

During the first half of 2010, the net gain on sale of residential loans decreased 20% from the gain recognized in the first half of 2009 driven largely by a lower level of loans sold into the secondary market during 2010 as compared to 2009.  Loans sold during the six months ended June 30, 2010 totaled $35.9 million compared to $71.0 million during the same period of 2009.

Non-interest Expense:

During the quarter ended June 30, 2010, non-interest expense declined approximately 3% compared with the quarter ended June 30, 2009.
			Change from
Non-interest Expense	Three Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2010	2009	Change	Change
Salaries and Employee Benefits	$5,288	$5,515	$(227)	-4%
Occupancy, Furniture and Equipment Expense	1,435	1,470	(35)	-2%
FDIC Premiums	336	885	(549)	-62%
Data Processing Fees	365	344	21	6%
Professional Fees	524	405	119	29%
Advertising and Promotion	273	199	74	37%
Intangible Amortization	247	221	26	12%
Other Operating Expenses	1,434	1,194	240	20%
Total Non-interest Expense	$9,902	$10,233	$(331)	-3%

During the six months ended June 30, 2010, non-interest expense decreased approximately 1% compared with the same period of 2009.
			Change from
Non-interest Expense	Six Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2010	2009	Change	Change
Salaries and Employee Benefits	$10,837	$11,129	$(292)	-3%
Occupancy, Furniture and Equipment Expense	2,974	2,999	(25)	-1%
FDIC Premiums	688	1,220	(532)	-44%
Data Processing Fees	724	701	23	3%
Professional Fees	1,045	1,012	33	3%
Advertising and Promotion	542	487	55	11%
Intangible Amortization	465	442	23	5%
Other Operating Expenses	2,893	2,324	569	24%
Total Non-interest Expense	$20,168	$20,314	$(146)	-1%

Salaries and benefits expense declined approximately 4% during quarter ended June 30, 2010 and 3% during the six months ended June 30, 2010 compared with the same periods of 2009.  The decreases were primarily the result of lower costs associated with the Company’s partially self-insured health insurance plan.

The Company’s FDIC deposit insurance assessments decreased $549,000, or 62%, during the second quarter of 2010 and $532,000 or 44% during the six months ended June 30, 2010 compared with the same periods of 2009.  These decreases were due to an industry wide special assessment in the second quarter of 2009 of approximately $550,000 which represented 5 basis points of the Company’s subsidiary bank’s total assets less Tier 1 Capital.

Professional fees increased 29% during the quarter ended June 30, 2010 compared with the same quarter of 2009 primarily as a result of professional fees associated with the acquisition of two branch offices during 2010.

Other operating expenses increased by 20% during the quarter ended June 30, 2010 compared with 2009.  The increase was largely attributable to costs associated with the Company’s common identity initiative and amortization expense related to a new markets tax credit project in which the Company invested in the fourth quarter of 2009.  Other operating expenses increased by 24% during the six months ended June 30, 2010 compared with the first half of 2009.  The increase was largely attributable to costs related to the Company’s common identity initiative, amortization expense related to the new markets tax credit project, and to an increased level of loan collection costs.

Income Taxes:

The Company’s effective income tax rate approximated 29.1% and 25.4% during the three months ended June 30, 2010 and 2009.  The Company’s effective income tax rate approximated 28.1% and 26.5% during the six months ended June 30, 2010 and 2009.  The effective tax rate in both 2010 and 2009 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in affordable housing projects and a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2010 increased $98.0 million to $1.341 billion compared with $1.243 billion in total assets at December 31, 2009.  Cash and cash equivalents increased $8.4 million to $36.5 million at June 30, 2010 compared with $28.1 million at year-end 2009.  Securities available-for-sale increased $47.7 million to $298.6 million at June 30, 2010 compared with $250.9 million at year-end 2009.  The increase in cash and cash equivalents and securities available-for-sale was primarily attributable to growth in the Company’s deposit portfolio.

Premises, furniture and equipment (net), at June 30, 2010 increased $4.0 million to $26.2 million compared with $22.2 million of such assets at December 31, 2009.  This increase was primarily attributable to the purchase of premises, furniture and equipment, with a fair value of approximately $5.2 million, as part of the acquisition of branches in the Evansville, Indiana banking market during May 2010.

End-of-period loans outstanding increased approximately 8% on an annualized basis during the first half of 2010 compared with the year-ended December 31, 2009.  The overall increase in the level of loans was primarily the result of the acquisition of two branch offices previously discussed in this report.  The fair value of the loans acquired as a part of the branch acquisition totaled approximately $42.9 million at the time of closing and were predominantly commercial and industrial loans and commercial real estate loans.

End of Period Loan Balances:			Current	Annualized
($ in thousands)	June 30,	December 31,	Period	Percent
	2010	2009	Change	Change

Commercial and Industrial Loans	$226,876	$188,962	$37,914	40%
Commercial Real Estate Loans	340,229	334,255	5,974	4%
Agricultural Loans	150,462	156,845	(6,383)	-8%
Consumer Loans	115,553	114,736	817	1%
Residential Mortgage Loans	81,547	84,677	(3,130)	-7%
Total Loans	$914,667	$879,475	$35,192	8%

The Company’s allowance for loan losses totaled $10.8 million at June 30, 2010.  This level of allowance represents a decline of $203,000 or 2% from year-end 2009.  The decline was attributable to the disposition of three commercial real estate loan relationships during the first half of 2010.  The resulting net charge-off on these three relationships totaled approximately $2.5 million which had been nearly fully allocated in prior periods.  The allowance for loan losses represented 1.18% of period end loans at June 30, 2010 compared with 1.25% at year-end 2009.   The allowance for loan losses represented 123% of period end non-performing loans at June 30, 2010 and 125% of period end non-performing loans at December 31, 2009.  The loans acquired as a part of the Company’s branch acquisition completed during the second quarter of 2010 were recorded at fair value which included a credit risk component; therefore, at June 30, 2010 there was no allowance for loan loss associated with these loans.

End-of-period deposits increased approximately 17% on an annualized basis during the six months ended June 30, 2010 compared with year-end December 31, 2009.  The increase in deposits during the first half of 2010 was the result of organic growth as well as deposits purchased as a part of the branch acquisition previously discussed.  The fair value of deposits acquired totaled approximately $50.2 million at the time of closing, of which a majority were core deposits.

End of Period Deposit Balances:			Current	Annualized
($ in thousands)	June 30,	December 31,	Period	Percent
	2010	2009	Change	Change

Non-interest-bearing Demand Deposits	$166,922	$155,268	$11,654	15%
Interest-bearing Demand, Savings, & Money Market Accounts	522,438	484,699	37,739	16%
Time Deposits < $100,000	274,603	256,401	18,202	14%
Time Deposits of $100,000 or more & Brokered Deposits	85,893	73,275	12,618	34%
Total Deposits	$1,049,856	$969,643	$80,213	17%

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009
Non-accrual Loans	$8,735	$8,374
Past Due Loans (90 days or more)	72	113
Restructured Loans	—	306
Total Non-performing Loans	8,807	8,793
Other Real Estate	1,822	2,363
Total Non-performing Assets	$10,629	$11,156

Non-performing Loans to Total Loans	0.96%	1.00%
Allowance for Loan Loss to Non-performing Loans	122.78%	125.28%

Non-performing assets totaled $10.6 million at June 30, 2010 compared with $11.2 million at December 31, 2009.  Non-performing loans totaled $8.8 million at June 30, 2010 and December 31, 2009.  Non-performing loans represented 0.96% of total outstanding loans at June 30, 2010 compared with 1.00% of total loans outstanding at year-end 2009.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of June 30, 2010.

At June 30, 2010, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	June 30,	December 31,
	Purposes	2010	2009

Leverage Ratio	4.00%	7.74%	7.64%
Tier 1 Capital to Risk-adjusted Assets	4.00%	10.19%	10.10%
Total Capital to Risk-adjusted Assets	8.00%	13.86%	14.09%

As of June 30, 2010, shareholders’ equity increased by $6.7 million to $120.2 million compared with $113.5 million at year-end 2009.  The increase in shareholders’ equity was primarily attributable to an increase of $3.6 million in retained earnings and an increase of $2.8 million in accumulated other comprehensive income.  Shareholders’ equity represented 9.0% of total assets at June 30, 2010 and 9.1% at December 31, 2009.   Shareholders’ equity included $12.9 million of goodwill and other intangible assets at June 30, 2010 compared to $12.3 million of goodwill and other intangible assets at December 31, 2009.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents increased $8.4 million during the six months ended June 30, 2010 ending at $36.5 million.  During the six months ended June 30, 2010, operating activities resulted in net cash inflows of $7.7 million.  Investing activities resulted in net cash outflows of $36.1 million during the six months ended June 30, 2010.  The outflows from investing activities were primarily attributable to the purchase of available for sale securities during the first half of 2010.  Financing activities resulted in net cash inflows for the six month period ended June 30, 2010 of $36.8 million.  The net inflows from financing activities were primarily the result of increased deposits and to a lesser degree an increased level of short-term borrowings in the form of repurchase agreements with deposit customers.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement.  The discussions in this Item 2 list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements.  Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; the possibility that the Company may acquire other businesses or intangible customer relationships of other companies and the costs of integrations of such acquired businesses and intangible customer relationships, and the possible loss of the newly-acquired customer relationships or key employee relationships following any such acquisitions; the introduction, withdrawal, success, and timing of business initiatives and strategies, including asset/liability management strategies; changes in customer borrowing, repayment, investment, and deposit practices; changes in fiscal, monetary, and tax policies; changes in financial and capital markets; the possibility of a recession or other adverse change in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration;  the impact, extent and timing of technological changes; possible future capital management activities that the Company may utilize, including possible future sales or repurchases or redemptions by the Company of debt or equity securities issued by it or that it may issue; monetary policy actions of the Federal Reserve Board; regulatory actions of governmental authorities under federal banking statutes, including the Federal Deposit Insurance Act (and specifically actions of the Federal Deposit Insurance Corporation in respect of possible future special assessments of deposit insurance premiums) and the newly-enacted Dodd-Frank Act, and other legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued  availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

	Interest Rate Sensitivity as of June 30, 2010
			Net Portfolio Value
	Net Portfolio		as a % of Present Value
Changes	Value		of Assets
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	133,980	(6.50)%	10.35%	(37	)b.p.
Base	143,293	—	10.72%	—
-2%	109,633	(23.49)%	8.12%	(260	)b.p.

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

Item 4.   Controls and Procedures

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.   Risk Factors

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months.  One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business.  However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.

Other than the additional risk factor mentioned above, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended June 30, 2010.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs(1)
4/1/10 – 4/30/10	—	—	—	272,789
5/1/10 – 5/31/10	—	—	—	272,789
6/1/10 – 6/30/10	—	—	—	272,789
	—	—	—

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2010 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2010.

Item 5.      Other Information

On June 28, 2010, the Boards of Directors of German American Bancorp, Inc., and its bank subsidiary, German American Bancorp, held their annual organizational meetings.

At its meeting, the Board of Directors of German American Bancorp, Inc., appointed Director U. Butch Klem as Lead Director and appointed committee members and committee chairpersons, as identified below.

The Board also established a revised compensation schedule of retainers and meeting fees for service on the Board of Directors (or committee thereof, including retainers for service as the chairpersons of certain committees of the Board) of German American Bancorp, Inc., and its subsidiaries.   The revised compensation schedule is described on Exhibit 10.5 to this Report on Form 10-Q and such description is incorporated herein by reference.

Each of the members of the Board of German American Bancorp, Inc., was also re-elected on June 28, 2010, to the Board of Directors of its bank subsidiary, German American Bancorp.

In addition, the following non-employee members of the Board were elected to the boards of directors of the following subsidiaries or regional advisory boards of German American Bancorp:

German American Financial Advisors & Trust Company

Directors Bawel, Forbes, Lett and Mehne

German American Insurance, Inc.

Directors Bawel, Forbes, Lett and Mehne

East Region Advisory Board

Director Klem

West Region Advisory Board

Directors Ernst, Lett, and Voyles

The following non-employee directors were elected to the following committees of the Board of Directors of German American Bancorp, Inc., and/or its bank subsidiary:

 Compensation / Human Resources Committee  — Directors Klem (Chairman), Bawel, and Ernst

Audit Committee  — Directors Forbes (Chairman), Mehne and Voyles

Credit Risk Management Committee  —Directors Bawel (Chairman), Klem and Voyles

Finance & Asset/Liability Management Committee (ALCO)  — Directors Lett (Chairman), Ernst, Forbes, and Mehne

 Governance / Nominating Committee – Directors Klem (Chairman), Lett and Voyles

 Investment Committee  — Directors Lett (Chairman), Ernst, Forbes, and Mehne

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 5, 2010	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: August 5, 2010	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Branch Purchase Agreement between German American Bancorp, as Buyer, Farmers State Bank of Alto Pass, Ill., as Seller, and Farmers State Holding Corp., as the Seller Affiliate, dated February 17, 2010.  Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.  The copy of this exhibit filed as Exhibit 2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 is incorporated herein by reference.

2.2	Bill of Sale and Assignment between German American Bancorp, as Buyer, and Farmers State Bank of Alto Pass, Ill., as Seller, dated May 7, 2010.
2.3	Assignment and Assumption Agreement between German American Bancorp, as Assignee, and Farmers State Bank of Alto Pass, Ill., as Assignor, dated May 7, 2010.
2.4	Limited Warranty Deed granted by Farmers State Bank of Alto Pass, Ill., to German American Bancorp, dated May 7, 2010.
10.1
Branch Purchase Agreement between German American Bancorp, as Buyer, Farmers State Bank of Alto Pass, Ill., as Seller, and Farmers State Holding Corp., as the Seller Affiliate, dated February 17, 2010.  Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.  The copy of this exhibit filed as Exhibit 2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 is incorporated herein by reference.

10.2
Bill of Sale and Assignment between German American Bancorp, as Buyer, and Farmers State Bank of Alto Pass, Ill., as Seller, dated May 7, 2010.  The copy of this exhibit filed as Exhibit 2.2 to this Report is incorporated herein by reference.

10.3
Assignment and Assumption Agreement between German American Bancorp, as Assignee, and Farmers State Bank of Alto Pass, Ill., as Assignor, dated May 7, 2010.  The copy of this exhibit filed as Exhibit 2.3 to this Report is incorporated herein by reference.

10.4
Limited Warranty Deed granted by Farmers State Bank of Alto Pass, Ill., to German American Bancorp, dated May 7, 2010.  The copy of this exhibit filed as Exhibit 2.4 to this Report is incorporated herein by reference.

10.5	Description of Director Compensation Arrangements for the 12 month period ending at the 2011 Annual Meeting of Shareholders.*
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

* Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.