Form 10-Q
period 2010-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2010-11-08
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2010

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

YES   ☐       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐      Accelerated filer ☒    Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Shares, no par value	11,104,918

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2009, in Part 1, Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Part 1, Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by (a) Item 1A of Part II of our Quarterly Report on Form 10-Q for our quarter ended June 30, 2010, (b) Item 1A of Part II of this Report and (c) Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	4

	Consolidated Statements of Income and Comprehensive Income -
	Three Months Ended September 30, 2010 and 2009	5

	Consolidated Statements of Income and Comprehensive Income -
	Nine Months Ended September 30, 2010 and 2009	6

	Consolidated Statements of Cash Flows – Nine Months Ended
	September 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements – September 30, 2010	8-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	34

Item 1A.	Risk Factors	34-35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

SIGNATURES		36

INDEX OF EXHIBITS		37

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30,	December 31,
	2010	2009

ASSETS
Cash and Due from Banks	$19,203	$16,052
Federal Funds Sold and Other Short-term Investments	26,112	12,002
Cash and Cash Equivalents	45,315	28,054

Securities Available-for-Sale, at Fair Value	301,070	250,940
Securities Held-to-Maturity, at Cost (Fair value of $1,630 and $2,801 on September 30, 2010 and December 31, 2009, respectively)	1,603	2,774

Loans Held-for-Sale	13,627	5,706

Loans	915,210	879,475
Less: Unearned Income	(1,587)	(1,653)
Allowance for Loan Losses	(11,700)	(11,016)
Loans, Net	901,923	866,806

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,621	10,621
Premises, Furniture and Equipment, Net	26,784	22,153
Other Real Estate	2,397	2,363
Goodwill	9,835	9,655
Intangible Assets	2,795	2,618
Company Owned Life Insurance	24,599	24,008
Accrued Interest Receivable and Other Assets	15,415	17,267
TOTAL ASSETS	$1,355,984	$1,242,965

LIABILITIES
Non-interest-bearing Demand Deposits	$187,363	$155,268
Interest-bearing Demand, Savings, and Money Market Accounts	532,877	484,699
Time Deposits	362,608	329,676
Total Deposits	1,082,848	969,643

FHLB Advances and Other Borrowings	137,173	148,121
Accrued Interest Payable and Other Liabilities	13,090	11,652
TOTAL LIABILITIES	1,233,111	1,129,416

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,105	11,077
Additional Paid-in Capital	69,089	68,816
Retained Earnings	34,635	29,041
Accumulated Other Comprehensive Income, Net of Tax	8,044	4,615
TOTAL SHAREHOLDERS’ EQUITY	122,873	113,549
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,355,984	$1,242,965
End of period shares issued and outstanding	11,104,918	11,077,382
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	September 30,
	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$13,668	$13,706
Interest on Federal Funds Sold and Other Short-term Investments	12	25
Interest and Dividends on Securities:
Taxable	2,426	2,156
Non-taxable	249	272
TOTAL INTEREST INCOME	16,355	16,159

INTEREST EXPENSE
Interest on Deposits	2,642	3,129
Interest on FHLB Advances and Other Borrowings	1,236	1,549
TOTAL INTEREST EXPENSE	3,878	4,678

NET INTEREST INCOME	12,477	11,481
Provision for Loan Losses	1,375	1,250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,102	10,231

NON-INTEREST INCOME
Trust and Investment Product Fees	348	465
Service Charges on Deposit Accounts	1,053	1,131
Insurance Revenues	1,323	1,254
Company Owned Life Insurance	197	200
Other Operating Income	710	595
Net Gains on Sales of Loans	802	411
Net Gain (Loss) on Securities	—	—
TOTAL NON-INTEREST INCOME	4,433	4,056

NON-INTEREST EXPENSE
Salaries and Employee Benefits	5,470	5,427
Occupancy Expense	918	864
Furniture and Equipment Expense	619	668
FDIC Premiums	355	330
Data Processing Fees	330	321
Professional Fees	698	285
Advertising and Promotion	350	266
Supplies	158	138
Intangible Amortization	262	235
Other Operating Expenses	1,281	1,385
TOTAL NON-INTEREST EXPENSE	10,441	9,919

Income before Income Taxes	5,094	4,368
Income Tax Expense	1,500	1,177
NET INCOME	$3,594	$3,191

COMPREHENSIVE INCOME	$4,201	$5,100

Earnings Per Share and Diluted Earnings Per Share	$0.32	$0.29
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Nine Months Ended
	September 30,
	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$39,701	$40,573
Interest on Federal Funds Sold and Other Short-term Investments	48	64
Interest and Dividends on Securities:
Taxable	7,353	6,497
Non-taxable	777	805
TOTAL INTEREST INCOME	47,879	47,939

INTEREST EXPENSE
Interest on Deposits	7,940	10,469
Interest on FHLB Advances and Other Borrowings	3,898	4,231
TOTAL INTEREST EXPENSE	11,838	14,700

NET INTEREST INCOME	36,041	33,239
Provision for Loan Losses	3,875	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,166	30,239

NON-INTEREST INCOME
Trust and Investment Product Fees	1,134	1,312
Service Charges on Deposit Accounts	3,074	3,271
Insurance Revenues	4,092	4,031
Company Owned Life Insurance	585	638
Other Operating Income	2,299	1,467
Net Gains on Sales of Loans	1,619	1,437
Net Gain (Loss) on Securities	—	(34)
TOTAL NON-INTEREST INCOME	12,803	12,122

NON-INTEREST EXPENSE
Salaries and Employee Benefits	16,307	16,556
Occupancy Expense	2,640	2,547
Furniture and Equipment Expense	1,871	1,984
FDIC Premiums	1,043	1,550
Data Processing Fees	1,054	1,022
Professional Fees	1,743	1,297
Advertising and Promotion	892	753
Supplies	599	415
Intangible Amortization	727	677
Other Operating Expenses	3,733	3,432
TOTAL NON-INTEREST EXPENSE	30,609	30,233

Income before Income Taxes	14,360	12,128
Income Tax Expense	4,107	3,231
NET INCOME	$10,253	$8,897

COMPREHENSIVE INCOME	$13,682	$11,497

Earnings Per Share and Diluted Earnings Per Share	$0.92	$0.80
Dividends Per Share	$0.42	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,253	$8,897
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) Amortization on Securities	694	(177)
Depreciation and Amortization	2,768	2,748
Loans Originated for Sale	(83,298)	(126,278)
Proceeds from Sales of Loans Held-for-Sale	76,996	122,639
Loss in Investment in Limited Partnership	131	109
Provision for Loan Losses	3,875	3,000
Gain on Sale of Loans, net	(1,619)	(1,437)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(234)	328
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(27)	11
Other-than-temporary Impairment on Securities	—	34
Increase in Cash Surrender Value of Company Owned Life Insurance	(591)	(647)
Equity Based Compensation	300	356
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,874	2,665
Interest Payable and Other Liabilities	(559)	(2,129)
Net Cash from Operating Activities	10,563	10,119

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	40,359	30,673
Proceeds from Sales of Securities Available-for-Sale	—	379
Purchase of Securities Available-for-Sale	(85,826)	(54,873)
Proceeds from Maturities of Securities Held-to-Maturity	1,175	554
Purchase of Loans	(496)	(20,666)
Proceeds from Sales of Loans	3,711	16,913
Loans Made to Customers, net of Payments Received	(1,145)	3,264
Proceeds from Sales of Other Real Estate	2,036	457
Property and Equipment Expenditures	(1,994)	(2,008)
Proceeds from Sales of Property and Equipment	505	4
Acquire Bank Branches	855	—
Acquire Insurance Customer List	—	(386)
Net Cash from Investing Activities	(40,820)	(25,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	63,125	19,632
Change in Short-term Borrowings	9,851	(3,680)
Advances in Long-term Debt	—	19,260
Repayments of Long-term Debt	(20,800)	(47)
Issuance of Common Stock	32	10
Employee Stock Purchase Plan	(31)	(3)
Dividends Paid	(4,659)	(4,644)
Net Cash from Financing Activities	47,518	30,528

Net Change in Cash and Cash Equivalents	17,261	14,958
Cash and Cash Equivalents at Beginning of Year	28,054	44,992
Cash and Cash Equivalents at End of Period	$45,315	$59,950

Cash Paid During the Period for
Interest	$12,071	$15,416
Income Taxes	4,763	3,200
Supplemental Non Cash Disclosures (1)
Loans Transferred to Other Real Estate	$1,849	$1,713
(1) See Note 11 for non-cash transactions included in the acquisition of bank branches.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	September 30,
Earnings per Share:	2010	2009
Net Income	$3,594	$3,191

Weighted Average Shares Outstanding	11,104,918	11,075,709
Earnings per Share	$0.32	$0.29

Diluted Earnings per Share:
Net Income	$3,594	$3,191

Weighted Average Shares Outstanding	11,104,918	11,075,709
Potentially Dilutive Shares, Net	5,943	9,059
Diluted Weighted Average Shares Outstanding	11,110,861	11,084,768

Diluted Earnings per Share	$0.32	$0.29

Stock options for 99,275 and 99,776 shares of common stock were not considered in computing diluted earnings per share for the quarters ended September 30, 2010 and 2009, respectively, because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended
	September 30,
Earnings per Share:	2010	2009
Net Income	$10,253	$8,897

Weighted Average Shares Outstanding	11,096,650	11,062,053
Earnings per Share	$0.92	$0.80

Diluted Earnings per Share:
Net Income	$10,253	$8,897

Weighted Average Shares Outstanding	11,096,650	11,062,053
Potentially Dilutive Shares, Net	5,253	1,401
Diluted Weighted Average Shares Outstanding	11,101,903	11,063,454

Diluted Earnings per Share	$0.92	$0.80

Stock options for 99,275 and 118,399 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2010 and December 31, 2009, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

September 30, 2010
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	20,495	1,669	—	22,164
Mortgage-backed Securities - Residential	265,375	11,057	(56)	276,376
Equity Securities	2,818	—	(288)	2,530
Total	$288,688	$12,726	$(344)	$301,070

December 31, 2009
U.S. Treasury and Agency Securities	$5,000	$—	$(30)	$4,970
Obligations of State and Political Subdivisions	21,511	931	(64)	22,378
Mortgage-backed Securities - Residential	214,591	7,065	(404)	221,252
Equity Securities	2,818	13	(491)	2,340
Total	$243,920	$8,009	$(989)	$250,940

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.  All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2010 and December 31, 2009, were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
September 30, 2010
Obligations of State and Political Subdivisions	$1,603	$27	$—	$1,630

December 31, 2009
Obligations of State and Political Subdivisions	$2,774	$27	$—	$2,801

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

The amortized cost and fair value of Securities at September 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$414	$421
Due after one year through five years	3,400	3,620
Due after five years through ten years	4,452	4,651
Due after ten years	12,229	13,472
Mortgage-backed Securities - Residential	265,375	276,376
Equity Securities	2,818	2,530
Totals	$288,688	$301,070

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$175	$177
Due after one year through five years	354	359
Due after five years through ten years	754	770
Due after ten years	320	324
Totals	$1,603	$1,630

Below is a summary of securities with unrealized losses as of September 30, 2010 and December 31, 2009, presented by length of time the securities have been in a continuous unrealized loss position:

At September 30, 2010:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
Mortgage-backed Securities - Residential	2,881	(56)	—	—	2,881	(56)
Equity Securities	377	(64)	1,800	(224)	2,177	(288)
Total	$3,258	$(120)	$1,800	$(224)	$5,058	$(344)

At December 31, 2009:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$4,970	$(30)	$—	$—	$4,970	$(30)
Obligations of State and Political Subdivisions	3,419	(64)	—	—	3,419	(64)
Mortgage-backed Securities - Residential	47,726	(403)	40	(1)	47,766	(404)
Equity Securities	1,533	(491)	—	—	1,533	(491)
Total	$57,648	$(988)	$40	$(1)	$57,688	$(989)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

Securities are written down to fair value when a decline in fair value is not considered temporary.  In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The Company doesn’t intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired.  As a result of valuations of the Company’s equity securities portfolio during 2009, the Company recognized a $34 pre-tax charge for an other-than-temporary decline in fair value of this portfolio.  All mortgage-backed securities in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company’s equity securities consist of non-controlling investments in other banking organizations.  When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.  At September 30, 2010 and December 31, 2009, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due in large part to the overall financial condition of the issuers which included continued profitability throughout the first nine months of 2010 and during 2009 and that the fair value of the securities has declined due to difficult macroeconomic conditions for equity security valuations of banking organizations.  In addition, the length of time that fair value has been less than cost was assessed and it is reasonable to expect that fair value can recover to a level greater than cost in a reasonable period of time.  Finally, subsequent to September 30, 2010, the equity securities that have been in an unrealized loss position for more than twelve months have recovered above the Company’s cost basis.

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010

Proceeds from Sales and Calls	$—	$—
Gross Gains on Sales and Calls	—	—

Income Taxes on Gross Gains	—	—

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009

Proceeds from Sales and Calls	$—	$379
Gross Gains on Sales and Calls	—	—

Income Taxes on Gross Gains	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 4 – Loans

Total loans, as presented on the balance sheet, are comprised of the following classifications:
	September 30,	December 31,
	2010	2009

Commercial and Industrial Loans	$222,437	$188,962
Commercial Real Estate Loans	342,716	334,255
Agricultural Loans	151,517	156,845
Consumer Loans	117,686	114,736
Residential Mortgage Loans	80,854	84,677
Total Loans	$915,210	$879,475
Less: Unearned Income	(1,587)	(1,653)
Allowance for Loan Losses	(11,700)	(11,016)
Loans, Net	$901,923	$866,806

Information Regarding Impaired Loans:

Impaired Loans with No Allowance for Loan Losses Allocated	$4,245	$1,213
Impaired Loans with Allowance for Loan Losses Allocated	6,425	6,932

Amount of Allowance Allocated to Impaired Loans	1,905	3,024

Note 5 – Allowance for Loan Losses

A summary of the activity in the Allowance for Loan Losses follows:
	September 30,	September 30,
	2010	2009

Balance as of January 1	$11,016	$9,522
Provision for Loan Losses	3,875	3,000
Recoveries of Prior Loan Losses	572	703
Loan Losses Charged to the Allowance	(3,763)	(2,437)
Balance as of September 30	$11,700	$10,788

Note 6 – Segment Information

The Company’s operations include three primary segments: core banking, trust and investment advisory services, and insurance operations.  The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets.  The core banking segment also involves the sale of residential mortgage loans in the secondary market.  The trust and investment advisory services segment involves providing trust, investment advisory, and brokerage services to customers.  The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the Company’s banking subsidiary’s local markets.

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
September 30, 2010
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

Three Months Ended
September 30, 2010
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$12,927	$2	$6	$(458)	$12,477
Net Gains on Sales of Loans	802	—	—	—	802
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	—	349	—	(1)	348
Insurance Revenues	17	14	1,296	(4)	1,323
Noncash Items:
Provision for Loan Losses	1,375	—	—	—	1,375
Depreciation and Amortization	726	7	223	—	956
Income Tax Expense	1,931	(63)	(39)	(329)	1,500
Segment Profit (Loss)	4,001	(92)	(50)	(265)	3,594
Segment Assets	1,349,960	2,133	8,058	(4,167)	1,355,984

Three Months Ended
September 30, 2009
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$11,917	$4	$20	$(460)	$11,481
Net Gains on Sales of Loans	411	—	—	—	411
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	465	—	(1)	465
Insurance Revenues	16	14	1,234	(10)	1,254
Noncash Items:
Provision for Loan Losses	1,250	—	—	—	1,250
Depreciation and Amortization	700	8	243	—	951
Income Tax Expense	1,460	71	(21)	(333)	1,177
Segment Profit (Loss)	3,495	105	(35)	(374)	3,191
Segment Assets	1,226,495	2,304	8,418	(3,402)	1,233,815

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 6 – Segment Information (continued)

Nine Months Ended
September 30, 2010
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$37,369	$6	$23	$(1,357)	$36,041
Net Gains on Sales of Loans	1,619	—	—	—	1,619
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	1,135	—	(3)	1,134
Insurance Revenues	47	21	4,042	(18)	4,092
Noncash Items:
Provision for Loan Losses	3,875	—	—	—	3,875
Depreciation and Amortization	2,061	20	687	—	2,768
Income Tax Expense	5,252	(167)	(31)	(947)	4,107
Segment Profit (Loss)	11,242	(249)	(60)	(680)	10,253
Segment Assets	1,349,960	2,133	8,058	(4,167)	1,355,984

Nine Months Ended
September 30, 2009
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$34,116	$9	$48	$(934)	$33,239
Net Gains on Sales of Loans	1,437	—	—	—	1,437
Net Gain (Loss) on Securities	—	—	—	(34)	(34)
Trust and Investment Product Fees	3	1,312	—	(3)	1,312
Insurance Revenues	66	18	3,984	(37)	4,031
Noncash Items:
Provision for Loan Losses	3,000	—	—	—	3,000
Depreciation and Amortization	2,031	22	695	—	2,748
Income Tax Expense	4,013	27	26	(835)	3,231
Segment Profit (Loss)	9,319	39	41	(502)	8,897
Segment Assets	1,226,495	2,304	8,418	(3,402)	1,233,815

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased.  As of September 30, 2010, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the nine months ended September 30, 2010.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At September 30, 2010, the Company has reserved 657,956 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the nine months ended September 30, 2010 and 2009, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three or nine months ended September 30, 2010 and 2009.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to September 30, 2010 and 2009.

During the quarter ended September 30, 2010, the Company granted no restricted stock awards.  During the three months ended September 30, 2009, the Company granted awards of 965 shares of restricted stock.  During the nine months ended September 30, 2010 and 2009, the Company granted awards of 24,178 and 43,740 shares of restricted stock, respectively.  The expense recorded for the restricted stock grants totaled $100 (or $60, net of an income tax benefit of $40) and $300 (or $181, net of an income tax benefit of $119) during the three and nine months ended September 30, 2010.  The expense recorded for the restricted stock grants totaled $121 (or $73, net of an income tax benefit of $48) and $356 (or $215, net of an income tax benefit of $141) during the three and nine months ended September 30, 2009.  Unrecognized expense associated with the restricted stock grants totaled $100 and $129 as of September 30, 2010 and 2009, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount.  The plan year for the Employee Stock Purchase Plan runs from August 17 through August 16 of the subsequent year.

The purchase price of the shares under this Plan is 95% of the fair market value of the Company’s common stock as of the last day of the plan year.  The plan provides for the purchase of up to 500,000 shares of common stock.  The Company may obtain shares for sale under the plan by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.  Funding for the purchase of common stock is from employee and Company contributions.  The Employee Stock Purchase Plan was not considered compensatory and no expense was recorded during the 2008/2009 and 2009/2010 plan years.

Note 9 – Employee Benefit Plans

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.  The following tables represent the components of net periodic benefit cost for the periods presented:
	Three Months Ended
	September 30,
	2010	2009
Service Cost	$—	$—
Interest Cost	8	9
Expected Return on Assets	(1)	(1)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	—	(1)
Recognition of Net (Gain) Loss	6	4
Net Periodic Benefit Cost	$13	$11

Loss on Settlements and Curtailments	None	None

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 9 – Employee Benefit Plans (continued)

	Nine Months Ended
	September 30,
	2010	2009
Service Cost	$—	$—
Interest Cost	25	27
Expected Return on Assets	(2)	(5)
Amortization of Transition Amount	—	—
Amortization of Prior Service Cost	(2)	(2)
Recognition of Net (Gain) Loss	19	12
Net Periodic Benefit Cost	$40	$32

Loss on Settlements and Curtailments	None	None

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $75 to the pension plan during the fiscal year ending December 31, 2010.  As of September 30, 2010, the Company has contributed $53 to the pension plan.

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
September 30, 2010
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	22,164	—	22,164	—
Mortgage-backed Securities-Residential	276,376	—	276,376	—
Equity Securities	2,530	2,177	—	353
Loans Held-for-Sale	13,627	—	13,627	—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$4,970	$—	$4,970	$—
Obligations of State and Political Subdivisions	22,378	—	22,378	—
Mortgage-backed Securities-Residential	221,252	—	221,252	—
Equity Securities	2,340	1,987	—	353
Loans Held-for-Sale	5,706	—	5,706	—

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Available-for-Sale
Securities

Three Months Ended September 30, 2010:
Balance of Recurring Level 3 Assets at July 1, 2010	$353
Sale of Securities	—
Other-than-temporary Impairment Charges Recognized through Net Income	—
Ending Balance, September 30, 2010	$353

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited, dollars in thousands except share and per share data)

Note 10 – Fair Value (continued)

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Available-for-Sale
Securities

Nine Months Ended September 30, 2010:
Balance of Recurring Level 3 Assets at January 1, 2010	$353
Sale of Securities	—
Other-than-temporary Impairment Charges Recognized through Net Income	—
Ending Balance, September 30, 2010	$353

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific
Allocations	$4,520	$—	$—	$4,520
Other Real Estate	400	—	—	400

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific
Allocations	$3,908	$—	$—	$3,908
Other Real Estate	507	—	—	507

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,425 with a valuation allowance of $1,905, resulting in an additional provision for loan losses of $561 and $1,317 for the three and nine months ended September 30, 2010, respectively.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,932 with a valuation allowance of $3,024, resulting in an additional provision for loan losses of $2,632 for the year ended December 31, 2009.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $400 at September 30, 2010.  A charge to earnings through Other Operating Income of $0 and $100 was included in the three and nine months ended September 30, 2010.  Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $507 at December 31, 2009, resulting in a write-down of $228 for the year ending December 31, 2009.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$45,315	$45,315	$28,054	$28,054
Securities Held-to-Maturity	1,603	1,630	2,774	2,801
FHLB Stock and Other Restricted Stock	10,621	N/A	10,621	N/A
Loans, Net	897,403	895,310	862,898	870,463
Accrued Interest Receivable	7,053	7,053	6,605	6,605
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(720,240)	(720,240)	(639,967)	(639,967)
Other Time Deposits	(362,608)	(361,042)	(329,676)	(330,628)
Short-term Borrowings	(44,652)	(44,652)	(34,801)	(34,801)
Long-term Debt	(92,521)	(97,212)	(113,320)	(114,742)
Accrued Interest Payable	(2,059)	(2,059)	(2,292)	(2,292)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair value for cash and short-term investments and accrued interest receivable is estimated to be equal to their carrying value.  The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At September 30, 2010 and December 31, 2009, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Note 11 – Mergers and Acquisition Activity

German American Bancorp, the banking subsidiary of the Company, completed the acquisition of two branch offices from Farmers State Bank of Alto Pass, Ill. on May 7, 2010.  One of the branches is located in Evansville (Vanderburgh County, Indiana) and the other in adjacent Newburgh (Warrick County, Indiana).  Pursuant to the terms of the purchase agreement, Farmers State Bank of Alto Pass, Ill. paid the Company approximately $368.  In accordance with ASC 805, the Company has expensed approximately $209 of direct acquisition costs and recorded goodwill of $181 and $903 of intangible assets.  The intangible assets are related to core deposits and are being amortized on an accelerated basis over 10 years.  For tax purposes, goodwill of $181 is deductible on a straight line basis over 15 years.  On the date of acquisition, the Company assumed net deposit liabilities valued at approximately $50.2 million and other liabilities of $66, acquired a net portfolio of loans valued at $42.9 million, premises and equipment valued at $5.2 million and other assets of $640.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Note 13 – Subsequent Events

On October 4, 2010 the Company entered into a definitive agreement to acquire American Community Bancorp, Inc.  (“American Community”), through the merger of American Community with and into the Company, and the merger of American Community’s sole banking subsidiary, Bank of Evansville, into the Company’s subsidiary bank, German American Bancorp.  Bank of Evansville operates three banking offices in Evansville, Indiana.  American Community’s consolidated assets and equity (unaudited) as of September 30, 2010 totaled $326.0 million and $24.2 million, respectively, and its consolidated net income (unaudited) totaled $875 for the nine-month period ended September 30, 2010.

The Company owns approximately 9.2 percent of the outstanding common stock of American Community.

Under the terms of the proposed merger, the shareholders of American Community (other than the Company in respect of its American Community shares) would receive .725 shares of common stock of the Company and $2.00 of cash for each of their American Community shares.  Based on American Community’s number of common shares outstanding at the time of entering into the definitive agreement, the Company expects to issue approximately 1,435,000 shares of its common stock, and pay approximately $3.9 million in cash, for all of the issued and outstanding common shares of American Community that are not currently owned by the Company.  In addition, the Company is obligated by the definitive agreement to make cash payments to the holders of compensatory options and the holders of certain warrants issued by American Community (if and to the extent that such options and warrants remain unexercised but are then “in the money” at the time of closing of the merger, based upon the value of the merger consideration to be paid on American Community shares in the merger), which cash payments are expected to total approximately $2.1 million on a pre-tax basis.  These expectations are subject to change and are based upon proforma financial information provided in the Company’s Registration Statement on Form S-4 filed on October 21, 2010.

Completion of the proposed merger is subject to the approval by shareholders of American Community, approval of the appropriate bank regulatory agencies and other terms and conditions.  The Company expects (subject to timely satisfaction or waiver of all terms and conditions to closing)  that the merger will  become effective early in the first quarter of 2011.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2010 and December 31, 2009 and the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2009 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

During the third quarter and first nine months of 2010, the Company achieved a record level of earnings.  The Company’s third quarter net income totaled $3,594,000, or $0.32 per share, representing the highest level of quarterly earnings in the Company’s history.  This record earnings performance during the third quarter of 2010 was an increase of approximately 13%, from the $3,191,000, or $0.29 per share, recorded during the same quarter last year.  On a year-to-date basis, 2010 earnings were also a record, increasing to $10,253,000, or $0.92 per share, as compared to $8,897,000, or $0.80 per share for the first nine months of 2009.  The improvement in year-to-date earnings represented an increase of approximately 15%.

In the second quarter of 2010, the Company completed the acquisition of two branches (including their related loan assets and deposit liabilities) of another bank in the Evansville, Indiana banking market, which was a new market for the Company.  On October 4, 2010, the Company and American Community Bancorp, Inc. (“American Community”) entered into a definitive agreement to merge American Community into the Company. Upon completion of the transaction, the Company anticipates merging American Community’s subsidiary bank, Bank of Evansville, into German American’s similarly-named subsidiary bank, German American Bancorp.  Management believes that this transaction will provide an excellent opportunity for German American to enhance its presence in the Evansville, Indiana market.  Upon completion of this transaction, anticipated for early 2011, the Company will have a total of five branch offices in the strategically important Evansville, Indiana banking market.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, when securities are deemed to be other than temporarily impaired a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of September 30, 2010, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $344,000 and gross unrealized gains totaled approximately $12,726,000.  As of September 30, 2010, held-to-maturity securities had a gross unrecognized gain of approximately $27,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2010 totaled $3,594,000, an increase of $403,000 or 13% from the quarter ended September 30, 2009 net income of $3,191,000.  Net income for the nine months ended September 30, 2010 totaled $10,253,000, an increase of $1,356,000 or 15% from the nine months ended September 30, 2009 net income of $8,897,000.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$25,241	$12	0.19%	$36,627	$25	0.27%
Securities:
Taxable	289,097	2,426	3.36%	191,750	2,156	4.50%
Non-taxable	25,608	378	5.91%	24,263	414	6.81%
Total Loans and Leases (2)	921,687	13,737	5.92%	903,917	13,773	6.05%
Total Interest Earning Assets	1,261,633	16,553	5.22%	1,156,557	16,368	5.63%
Other Assets	103,059			92,448
Less: Allowance for Loan Losses	(11,233)			(10,619)
Total Assets	$1,353,459			$1,238,386

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$523,265	$402	0.30%	$481,052	$822	0.68%
Time Deposits	359,466	2,240	2.47%	336,251	2,307	2.72%
FHLB Advances and Other Borrowings	154,011	1,236	3.18%	149,602	1,549	4.11%
Total Interest-bearing Liabilities	1,036,742	3,878	1.48%	966,905	4,678	1.92%
Demand Deposit Accounts	180,147			147,437
Other Liabilities	14,590			13,893
Total Liabilities	1,231,479			1,128,235
Shareholders’ Equity	121,980			110,151
Total Liabilities and Shareholders’ Equity	$1,353,459			$1,238,386

Cost of Funds			1.22%			1.61%
Net Interest Income		$12,675			$11,690
Net Interest Margin			4.00%			4.02%
(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $996,000 or 9% (an increase of $985,000 or 8% on a tax-equivalent basis) for the quarter ended September 30, 2010 compared with the same quarter of 2009.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the third quarter of 2010 was 4.00% compared to 4.02% for the third quarter of 2009.  The yield on earning assets totaled 5.22% during the quarter ended September 30, 2010 compared to 5.63% in the same period of 2009 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.22% during the quarter ended September 30, 2010 compared to 1.61% in the same period of 2009.

Average earning assets increased by approximately $105.1 million or 9% during the three months ended September 30, 2010 compared with the same period of 2009.  Average loans outstanding increased by $17.8 million or 2% during the three months ended September 30, 2010 compared with the third quarter of 2009.  The average securities portfolio increased approximately $98.7 million or 46% in the three months ended September 30, 2010 compared with the third quarter of 2009.  The key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  During the third quarter of 2010, average core deposits increased $100.6 million or 11%, compared to the third quarter of 2009.

The increase in average loans and average core deposits during the third quarter of 2010 compared with the third quarter 2009 was positively impacted by the acquisition of the two Evansville area (Indiana) branches on May 7, 2010.  On a quarterly average basis, loans related to the acquired branches totaled approximately $44.4 million during the third quarter of 2010 while average core deposits related to the acquired branches totaled approximately $45.1 million.

The following table summarizes net interest income (on a tax-equivalent basis).  For tax-equivalent adjustments, an effective tax rate of 34% was used for all periods presented (1).

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$34,168	$48	0.19%	$29,840	$64	0.29%
Securities:
Taxable	258,919	7,353	3.79%	187,037	6,497	4.63%
Non-taxable	26,089	1,178	6.02%	24,096	1,220	6.75%
Total Loans and Leases (2)	900,552	39,907	5.92%	891,519	40,752	6.11%
Total Interest Earning Assets	1,219,728	48,486	5.31%	1,132,492	48,533	5.73%
Other Assets	98,965			91,979
Less: Allowance for Loan Losses	(11,257)			(10,254)
Total Assets	$1,307,436			$1,214,217

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$504,236	$1,289	0.34%	$461,787	$2,505	0.73%
Time Deposits	351,906	6,651	2.53%	342,304	7,964	3.11%
FHLB Advances and Other Borrowings	153,414	3,898	3.40%	140,544	4,231	4.02%
Total Interest-bearing Liabilities	1,009,556	11,838	1.57%	944,635	14,700	2.08%
Demand Deposit Accounts	165,959			147,324
Other Liabilities	13,558			13,635
Total Liabilities	1,189,073			1,105,594
Shareholders’ Equity	118,363			108,623
Total Liabilities and Shareholders’ Equity	$1,307,436			$1,214,217

Cost of Funds			1.30%			1.74%
Net Interest Income		$36,648			$33,833
Net Interest Margin			4.01%			3.99%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $2,802,000 or 8% (an increase of $2,815,000 or 8% on a tax-equivalent basis) for the nine months ended September 30, 2010 compared with the same period of 2009.  The tax equivalent net interest margin for the nine months ended September 30, 2010 was 4.01% compared to 3.99% for the nine months ended September 30, 2009.  The yield on earning assets totaled 5.31% during the nine months ended September 30, 2010 compared to 5.73% in the same period of 2009 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.30% during the nine months ended September 30, 2010 compared to 1.74% in the same period of 2009.

Average earning assets increased by approximately $87.2 million or 8% during the nine months ended September 30, 2010 compared with the same period of 2009.  Average loans outstanding increased by $9.0 million or 1% during the nine months ended September 30, 2010 compared with the same period of 2009.  The average securities portfolio increased approximately $73.9 million or 35% in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.  Similar to the third quarter comparisons, the key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits.  During the nine months ended September 30, 2010, average core deposits increased $77.6 million or 9%, compared to the same period of 2009.
The increase in average loans and average core deposits during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 was positively impacted by the acquisition of the two Evansville area (Indiana) branches on May 7, 2010.  On a year-to-date average basis, loans related to the acquired branches totaled approximately $23.8 million during the first nine months of 2010 while average core deposits related to the acquired branches totaled approximately $23.9 million.

The expansion of the Company’s net interest income in both the three months and nine months ended September 30, 2010 compared with the same periods of 2009 has been augmented by utilization of interest rate floors on adjustable rate commercial and agricultural loans.  As of September 30, 2010, the Company’s commercial and agricultural loan portfolio totaled $716.7 million of which approximately 73% were adjustable rate loans.  Of these adjustable rate loans, approximately 83% contain interest rate floors which range predominantly from 4% to 7%.  At September 30, 2010, approximately $283 million of these loans were at their contractual floor.

Also contributing to the expansion of the Company’s net interest income in the nine months ended September 30, 2010 compared with the first nine months of 2009 has been the relative liability sensitive nature of the Company’s balance sheet.  The Company has been able to effectively lower interest rates on its interest-bearing non-maturity deposits while continuing to expand its core deposit base.  In addition, a significant level of time deposits matured during the past several quarters allowing the Company to lower its cost of funds of these deposits in a time of historically low interest rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan loss totaled $1,375,000 during the quarter ended September 30, 2010, an increase of $125,000 or 10% compared to the provision of $1,250,000 during the quarter ended September 30, 2009.  The provision for loan loss totaled $3,875,000 during the nine months ended September 30, 2010, an increase of $875,000 or 29% compared with the provision of $3,000,000 for the first nine months of  2009.

During the third quarter of 2010, the annualized provision for loan loss represented 0.60% of average loans outstanding compared with 0.55% on an annualized basis of average loans outstanding during the third quarter of 2009.  Net charge-offs totaled $488,000 or 0.21% on an annualized basis of average loans outstanding during the three months ended September 30, 2010 compared with $757,000 or 0.33% on an annualized basis of average loans outstanding during the same period of 2009.  During the nine months ended September 30, 2010, the annualized provision for loan loss represented 0.57% of average loans outstanding compared with 0.45% on an annualized basis of average loans outstanding during the first nine months of 2009.  Net charge-offs totaled $3,191,000 or 0.47% on an annualized basis of average loans outstanding during the nine months ended September 30, 2010 compared with $1,734,000 or 0.26% on an annualized basis of average loans outstanding during the same period of 2009.  The elevated level of net charge-offs during the first nine months of 2010 was largely the result of the disposition of three commercial real estate loan relationships during the first half of 2010.  The resulting net charge-offs of these three relationships totaled approximately $2.5 million, a significant portion of which had been allocated in prior periods.

The provision for loan losses made during the quarter ended and nine months ended September 30, 2010 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2010, non-interest income increased approximately 9% from the third quarter of 2009.

			Change from
Non-interest Income	Three Months		Prior Period
($ in thousands)	Ended September 30,		Amount	Percent
	2010	2009	Change	Change
Trust and Investment Product Fees	$348	$465	$(117)	-25%
Service Charges on Deposit Accounts	1,053	1,131	(78)	-7%
Insurance Revenues	1,323	1,254	69	6%
Company Owned Life Insurance	197	200	(3)	-2%
Other Operating Income	710	595	115	19%
Subtotal	3,631	3,645	(14)	n/m
Net Gains on Sales of Loans	802	411	391	95%
Net Gain (Loss) on Securities	—	—	—	n/m
Total Non-interest Income	$4,433	$4,056	$377	9%

n/m = not meaningful

Trust and investment product fees declined by 25% during the third quarter of 2010 compared with the third quarter of 2009 due primarily to lower retail brokerage revenues.  Deposit service charges and fees declined 7% during the third quarter of 2010 compared with the third quarter of 2009 due primarily to less customer utilization of the Company’s overdraft protection program.  The implementation of Regulation E during August of 2010 had minimal impact on deposit service charges and fees based on the Company’s internal analysis.  Other operating income increased $115,000 or 19% during the third quarter of 2010 compared with the same period of 2009 due primarily to a higher level of net interchange revenues.

The net gain on sales of loans increased $391,000 or 95% due to strong residential mortgage loan production that has been sold in the secondary market and improved pricing on those loans sold and those loans held for sale.  Loans sales totaled $39.6 million during the third quarter of 2010 compared to $50.4 million during the third quarter of 2009.

During nine months ended September 30, 2010, non-interest income increased approximately 6% over the first nine months of 2009.

			Change from
Non-interest Income	Nine Months		Prior Period
($ in thousands)	Ended September 30,		Amount	Percent
	2010	2009	Change	Change
Trust and Investment Product Fees	$1,134	$1,312	$(178)	-14%
Service Charges on Deposit Accounts	3,074	3,271	(197)	-6%
Insurance Revenues	4,092	4,031	61	2%
Company Owned Life Insurance	585	638	(53)	-8%
Other Operating Income	2,299	1,467	832	57%
Subtotal	11,184	10,719	465	4%
Net Gains on Sales of Loans	1,619	1,437	182	13%
Net Gain (Loss) on Securities	—	(34)	34	100%
Total Non-interest Income	$12,803	$12,122	$681	6%

Trust and investment product fees declined by 14% during the nine months ended September 30, 2010 compared with the same period of 2009 due primarily to lower retail brokerage revenues.  Deposit service charges and fees declined 6% during the nine months ended September 30, 2010 compared with the first nine months of 2009 due primarily to less customer utilization of the Company’s overdraft protection program.

Other operating income increased $832,000 or 57% during the nine months ended September 30, 2010 compared with the same period of 2009.  The increase was attributable to the gain on sale of a commercial other real estate owned property combined with net write-downs on other real estate owned properties during the nine months ended September 30, 2009.  In addition, a higher level of net interchange revenues contributed to the increased level of other operating income during the nine months ended September 30, 2010 compared with the same period of 2009.

The net gain on sales of loans increased 13% due to strong residential mortgage loan production that has been sold in the secondary market and improved pricing on those loans sold and those loans held for sale for delivery into the secondary market.  Loans sales totaled $75.4 million during the nine months ended September 30, 2010 compared to $121.4 million during the same period of 2009.

Non-interest Expense:

During the quarter ended September 30, 2010, non-interest expense increased approximately 5% compared with the quarter ended September 30, 2009.  The increase from a total non-interest expense perspective was largely attributable to the operating costs associated with the branch offices acquired during the second quarter of 2010.

			Change from
Non-interest Expense	Three Months		Prior Period
($ in thousands)	Ended September 30,		Amount	Percent
	2010	2009	Change	Change
Salaries and Employee Benefits	$5,470	$5,427	$43	1%
Occupancy, Furniture and Equipment Expense	1,537	1,532	5	n/m
FDIC Premiums	355	330	25	8%
Data Processing Fees	330	321	9	3%
Professional Fees	698	285	413	145%
Advertising and Promotion	350	266	84	32%
Intangible Amortization	262	235	27	11%
Other Operating Expenses	1,439	1,523	(84)	-6%
Total Non-interest Expense	$10,441	$9,919	$522	5%

n/m = not meaningful

Professional fees increased $413,000 or 145% during the quarter ended September 30, 2010 compared with the same quarter of 2009 primarily as a result of professional fees associated with the pending acquisition of American Community Bancorp, Inc.

During the nine months ended September 30, 2010, non-interest expense increased approximately 1% compared with the same period of 2009.

			Change from
Non-interest Expense	Nine Months		Prior Period
($ in thousands)	Ended September 30,		Amount	Percent
	2010	2009	Change	Change
Salaries and Employee Benefits	$16,307	$16,556	$(249)	-2%
Occupancy, Furniture and Equipment Expense	4,511	4,531	(20)	n/m
FDIC Premiums	1,043	1,550	(507)	-33%
Data Processing Fees	1,054	1,022	32	3%
Professional Fees	1,743	1,297	446	34%
Advertising and Promotion	892	753	139	18%
Intangible Amortization	727	677	50	7%
Other Operating Expenses	4,332	3,847	485	13%
Total Non-interest Expense	$30,609	$30,233	$376	1%

n/m = not meaningful

Salaries and benefits expense declined approximately 2% during the nine months ended September 30, 2010 compared with the same period of 2009.  The decrease was primarily the result of lower costs associated with the Company’s partially self-insured health insurance plan partially offset by the increased salary and benefit costs due to an increased number of full-time equivalent employees related to the branch acquisition completed during the second quarter of 2010.

The Company’s FDIC deposit insurance assessments decreased $507,000, or 33%, during the nine months ended September 30, 2010 compared with the same period of 2009.  The decrease was due to an industry wide special assessment in the second quarter of 2009 of approximately $550,000 which represented 5 basis points of the Company’s subsidiary bank’s total assets less Tier 1 Capital.

Professional fees increased 34% during the nine months ended September 30, 2010 compared with the same period of 2009 primarily as a result of professional fees associated with the acquisition of the two branch offices during second quarter of 2010 and professional fees associated with the pending acquisition of American Community Bancorp, Inc.  Advertising and promotion increased 18% in the nine months ended September 30, 2010 compared with the same period of 2009 largely as a result of the Company’s common identity initiative and the acquisition of the branch offices in a new market for the Company during the second quarter of 2010.

Other operating expenses increased by 13% during the nine months ended September 30, 2010 compared with the first nine months of 2009.  The increase was largely attributable to costs related to the Company’s common identity initiative and amortization expense related to a new markets tax credit project in which the Company invested in the fourth quarter of 2009.

Income Taxes:

The Company’s effective income tax rate approximated 29.5% and 27.0% during the three months ended September 30, 2010 and 2009.  The Company’s effective income tax rate approximated 28.6% and 26.6% during the nine months ended September 30, 2010 and 2009.  The effective tax rate in both 2010 and 2009 was lower than the blended statutory rate of 39.6% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in affordable housing projects and a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at September 30, 2010 increased $113.0 million to $1.356 billion compared with $1.243 billion in total assets at December 31, 2009.  Cash and cash equivalents increased $17.2 million to $45.3 million at September 30, 2010 compared with $28.1 million at year-end 2009.  Securities available-for-sale increased $50.1 million to $301.0 million at September 30, 2010 compared with $250.9 million at year-end 2009.  The increase in cash and cash equivalents and securities available-for-sale was primarily attributable to growth in the Company’s deposit portfolio.

Premises, furniture and equipment (net), at September 30, 2010 increased $4.6 million to $26.8 million compared with $22.2 million of such assets at December 31, 2009.  This increase was primarily attributable to the purchase of premises, furniture and equipment, with a fair value of approximately $5.2 million, as part of the acquisition of branches in the Evansville, Indiana banking market during May 2010.

End-of-period loans outstanding increased approximately 5% on an annualized basis during the first nine months of 2010 compared with the year-ended December 31, 2009.  The overall increase in the level of loans was primarily the result of the acquisition of two branch offices previously discussed in this report.  The fair value of the loans acquired as a part of the branch acquisition totaled approximately $42.9 million at the time of closing and were predominantly commercial and industrial loans and commercial real estate loans.

End of Period Loan Balances:			Current	Annualized
($ in thousands)	September 30,	December 31,	Period	Percent
	2010	2009	Change	Change

Commercial and Industrial Loans	$222,437	$188,962	$33,475	24%
Commercial Real Estate Loans	342,716	334,255	8,461	3%
Agricultural Loans	151,517	156,845	(5,328)	-5%
Consumer Loans	117,686	114,736	2,950	3%
Residential Mortgage Loans	80,854	84,677	(3,823)	-6%
Total Loans	$915,210	$879,475	$35,735	5%

The Company’s allowance for loan losses totaled $11.7 million at September 30, 2010.  This level of allowance represents an increase of $684,000 or 6% from year-end 2009.  The allowance for loan losses represented 1.28% of period end loans at September 30, 2010 compared with 1.25% at year-end 2009.   The allowance for loan losses represented 100% of period end non-performing loans at September 30, 2010 and 125% of period end non-performing loans at December 31, 2009.  The loans acquired as a part of the Company’s branch acquisition completed during the second quarter of 2010 were recorded at fair value which included a credit risk component; therefore, at September 30, 2010 there was only minimal allowance for loan loss associated with these loans.

End-of-period deposits increased approximately 16% on an annualized basis during the nine months ended September 30, 2010 compared with year-end December 31, 2009.  The increase in deposits during the first nine months of 2010 was the result of organic growth as well as deposits purchased as a part of the branch acquisition previously discussed.  The fair value of deposits acquired totaled approximately $50.2 million at the time of closing, of which a majority were core deposits.

End of Period Deposit Balances:			Current	Annualized
($ in thousands)	September 30,	December 31,	Period	Percent
	2010	2009	Change	Change

Non-interest-bearing Demand Deposits	$187,363	$155,268	$32,095	28%
Interest-bearing Demand, Savings, & Money Market Accounts	532,877	484,699	48,178	13%
Time Deposits < $100,000	277,194	256,401	20,793	11%
Time Deposits of $100,000 or more & Brokered Deposits	85,414	73,275	12,139	22%
Total Deposits	$1,082,848	$969,643	$113,205	16%

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009
Non-accrual Loans	$10,721	$8,374
Past Due Loans (90 days or more)	587	113
Restructured Loans	404	306
Total Non-performing Loans	11,712	8,793
Other Real Estate	2,397	2,363
Total Non-performing Assets	$14,109	$11,156

Non-performing Loans to Total Loans	1.28%	1.00%
Allowance for Loan Loss to Non-performing Loans	99.90%	125.28%

Non-performing assets totaled $14.1 million at September 30, 2010 compared with $11.2 million at December 31, 2009.  Non-performing loans totaled $11.7 million at September 30, 2010 and $8.8 million at December 31, 2009.  Non-performing loans represented 1.28% of total outstanding loans at September 30, 2010 compared with 1.00% of total loans outstanding at year-end 2009.

The increase in non-performing loans and more specifically non-accrual loans during 2010 is largely attributable to two commercial real estate credit relationships.  These two credit relationships totaled approximately 41% of the total non-accrual loans as of September 30, 2010.  The first credit, which was placed on non-accrual status during the first quarter of 2010, is a commercial development land loan that totaled $2.4 million at September 30, 2010.  The Company continues to work with the borrower in an attempt to liquidate the property.  The second loan, which was placed on non-accrual during the third quarter 2010, is a commercial warehouse-space loan that totaled $2.1 million at September 30, 2010 and is currently partially occupied.  Work-out plans for this credit are currently being developed by the Company.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2010.

At September 30, 2010, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

At September 30, 2010 consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$139,444	14.04%	$79,436	8.00%	N/A	N/A
Bank	132,094	13.38	78,986	8.00	$98,733	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$102,494	10.32%	$39,718	4.00%	N/A	N/A
Bank	120,394	12.19	39,493	4.00	$59,240	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$102,494	7.71%	$53,176	4.00%	N/A	N/A
Bank	120,394	9.12	52,825	4.00	$66,031	5.00%

At December 31, 2009, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$135,153	14.09%	$76,738	8.00%	N/A	N/A
Bank	129,874	13.62	76,266	8.00	$95,333	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$96,887	10.10%	$38,369	4.00%	N/A	N/A
Bank	118,858	12.47	38,133	4.00	$57,200	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$96,887	7.64%	$50,730	4.00%	N/A	N/A
Bank	118,858	9.50	50,048	4.00	$62,560	5.00%

As of September 30, 2010, shareholders’ equity increased by $9.4 million to $122.9 million compared with $113.5 million at year-end 2009.  The increase in shareholders’ equity was primarily attributable to an increase of $5.6 million in retained earnings and an increase of $3.4 million in accumulated other comprehensive income.  Shareholders’ equity represented 9.1% of total assets at September 30, 2010 and at December 31, 2009.   Shareholders’ equity included $12.6 million of goodwill and other intangible assets at September 30, 2010 compared to $12.3 million of goodwill and other intangible assets at December 31, 2009.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents increased $17.3 million during the nine months ended September 30, 2010 ending at $45.3 million.  During the nine months ended September 30, 2010, operating activities resulted in net cash inflows of $10.6 million.  Investing activities resulted in net cash outflows of $40.8 million during the nine months ended September 30, 2010.  The outflows from investing activities were primarily attributable to the purchase of available for sale securities during the first nine months of 2010.  Financing activities resulted in net cash inflows for the nine month period ended September 30, 2010 of $47.5 million.  The net inflows from financing activities were primarily the result of increased deposits and to a lesser degree an increased level of short-term borrowings in the form of repurchase agreements with deposit customers partially offset by the repayment of long-term borrowings in the form of Federal Home Loan Bank advances.

PARENT COMPANY FUNDING SOURCES AND OBLIGATIONS

As discussed in greater detail in Item 7 (under the subheading “PARENT COMPANY FUNDING SOURCES”) of the Company’s annual report on Form 10-K for its year ended December 31, 2009, the Company’s parent company at December 31, 2009, was party, as borrower, to certain credit facilities, including obligations with respect to borrowings that were outstanding at that date, with JPMorgan Chase Bank, N.A. (as the “Lender”) in the form of a $10 million Subordinated Debenture, a $10 million Term Note and a $10 million Revolving Note.  These credit facilities were established by the Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated December 29, 2006, as previously amended by four prior amendments (”Loan Agreement”) between the Lender and the Company.

The Revolving Note and related revolving line of credit expired on September 30, 2010.  At the time of the expiration of the revolving line of credit, no borrowings were outstanding under the Revolving Note.

In the fourth quarter of 2010, the Company and the Lender anticipate executing and delivering to each other a fifth amendment to the Loan Agreement (“Amendment”).  Pursuant to the Amendment, the Lender will agree to extend the availability of the expired line of credit in the amount of $5 million (reduced from the $10 million available under the expired line of credit) under the Loan Agreement through September 30, 2011.  The Amendment also will fix new and increased rates of interest payable to the Lender with respect to amounts borrowed by the Company under the Term Loan and under the extended revolving line of credit from time to time, will add a new covenant requiring the Company to maintain during each twelve-month period (tested quarterly, commencing December 31, 2010) a minimum ratio of cash flow to fixed charges (as defined, parent company only) of 1-to-1, and will acknowledge the Lender’s consent to the American Community merger transaction.

In connection with the closing of the pending merger of American Community into the Company (see Note 13, Subsequent Events, to the unaudited consolidated financial statements of the Company included in Part 1, Item 1 of this Report), the Company’s parent company is contingently obligated to pay.

•
cash consideration to the shareholders of American Community (if such cash consideration has not previously been paid by American Community to its shareholders in the form of a special pre-closing cash dividend that American Community intends to contingently declare and pay to its shareholders on December 30, 2010, subject to regulatory approvals and other contingencies); and

•	cash payments in consideration of the cancellation of in-the-money options and warrants of American Community pursuant to the terms of the merger agreement.

The Company currently estimates that these cash payments will aggregate approximately $6.0 million (subject to change because the amount of the cancellation payments will vary in the same direction of any variance in the market value of the German American common stock prior to the date of the making of the cancellation payments, and will also vary with any change in the number of dilutive options and warrants that may then be outstanding).   These expectations are subject to change and are based upon proforma financial information provided in the Company’s Registration Statement on Form S-4 filed on October 21, 2010.

The Company anticipates that these cash payments will be funded directly or indirectly by cash dividends from the Company’s existing bank subsidiary or from the bank subsidiary or American Community that will be acquired, subject to regulatory approval of the payments of such dividends by the bank(s) and by American Community.  The Company does not anticipate that any banking agencies with regulatory authority over such dividends would disapprove of the payment of such dividends for such purposes, in light of the Company’s “well-capitalized” status as computed in accordance with regulatory guidelines of the federal and state banking agencies (even after giving effect to the acquisition of American Community), assuming that such regulators have also approved the underlying merger transaction to which the cash dividends would relate.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in information furnished to (but not filed with) the SEC, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others.  Such forward looking statements can include statements about the Company’s net interest income or net interest margin; its adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; tax estimates and recognition; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends.  They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement.  The discussions (a) in Part II, Item 1A, of this Report, and of the Company’s Report on Form 10-Q for the quarter ended June 30, 2010, (b) in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and (c) in this Item 2 list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements.  Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; the effects of changes in competitive conditions; the possibility that the Company may acquire other businesses or intangible customer relationships of other companies and the costs of integrations of such acquired businesses and intangible customer relationships, and the possible loss of the newly-acquired customer relationships or key employee relationships following any such acquisitions; the introduction, withdrawal, success, and timing of business initiatives and strategies, including asset/liability management strategies; changes in customer borrowing, repayment, investment, and deposit practices; changes in fiscal, monetary, and tax policies; changes in financial and capital markets; the possibility of a recession or other adverse change in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration;  the impact, extent and timing of technological changes; possible future capital management activities that the Company may utilize, including possible future sales or repurchases or redemptions by the Company of debt or equity securities issued by it or that it may issue; monetary policy actions of the Federal Reserve Board; regulatory actions of governmental authorities under federal banking statutes, including the Federal Deposit Insurance Act (and specifically actions of the Federal Deposit Insurance Corporation in respect of possible future special assessments of deposit insurance premiums) and the newly-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, and other legislative and regulatory actions and reforms; changes in accounting principles and interpretations; the inherent uncertainties involved in litigation and regulatory proceedings which could result in the Company’s incurring loss or damage regardless of the merits of the Company’s claims or defenses; and the continued  availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends (both by the Company’s bank subsidiary to the Company and by the Company to its public shareholders).

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its public announcements and SEC Reports identified above and made in the future, from time to time, when considering any forward-looking statement.

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

	Interest Rate Sensitivity as of September 30, 2010
			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	122,900	(10.99)%	9.41%	(77	)b.p.
Base	138,081	—	10.18%	—
-2%	107,887	(21.87)%	7.88%	(230	)b.p.

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

Item 4.   Controls and Procedures

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.   Risk Factors

The Company filed on October 21, 2010 a Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) under SEC File No. 333-70068, with respect to the Company’s proposed acquisition of American Community Bancorp, Inc. (“American Community”) pursuant to an Agreement and Plan of Reorganization dated October 4, 2010 (“merger agreement”). Under the merger agreement, American Community and German American are obligated (subject to satisfaction of the terms and conditions of the merger agreement) to cause American Community to merge with and into German American (the “merger”).  The merger agreement provides that American Community’s wholly-owned banking subsidiary, Bank of Evansville, will be merged with and into German American’s wholly-owned banking subsidiary, German American Bancorp, immediately following the merger.

As disclosed by the Registration Statement referred to above, and by subsequent information concerning management’s forward-looking expectations relating to the merger transaction that German American has publicly announced or has furnished to (not filed with) the SEC, German American is subject to risks that relate specifically to the proposed merger with American Community, including, but not limited to, the risks that:

•
German American might not succeed in obtaining the required regulatory approvals (or burdensome conditions might be imposed on German American by the regulatory agencies as a condition of such approvals), or American Community’s shareholders might not approve the merger, or other conditions specified by the merger agreement might not approve the merger, or other conditions specified by the merger agreement might not be satisfied, any of which would result in the transaction not being completed;

•
American Community’s operations may not be integrated successfully into German American’s operations or such integration may be more difficult, time-consuming or costly than expected, including possible disruption of employee or customer relationships that could result in decreased revenues if such disruption results in loss of customers;

•	cost savings that are expected by management of German American to result from the transaction may not be fully realized or realized within the expected timeframe;
•
market factors could dictate that German American delay or alter planned deposit-pricing strategies for the acquired banking operations that might (if and when implemented) increase the net interest income derived from those operations following the merger;

•
the relative proportions of the consideration actually paid by German American in the merger transaction (that is, the amount of cash paid as compared to the amount of German American stock issued) may vary from the relative proportions anticipated by management, due to the potential for exercises of dilutive options or warrants to purchase American Community shares prior to the completion of the merger and the potential for shareholders of American Community to exercise statutory dissenters rights, resulting in possible material changes (including possible material adverse changes) in German American’s actual future results of operations compared to those presently anticipated by it; and

•
the final valuations for accounting purposes under the acquisition methods of accounting (as discussed in the Registration Statement) may differ materially from the preliminary valuations assumed by management and reflected by the unaudited pro forma combined condensed financial statements included in the Registration Statement, and such valuation differences may result in material changes (including possible material adverse changes) in German American’s actual future results of operations compared to those anticipated by management, due to differences in valuations of items such as (but not limited to):

•
the shares of German American to be issued in the merger (since the market value of German American’s shares based on NASDAQ market data may vary at the time of completion of the merger from historical levels of market values of German American’s shares), and/or

•
American Community’s loans, core deposit customer relationships, and other identifiable assets acquired by (or of American Community’s liabilities assumed by) German American in the merger, all of which may vary on account of multiple factors at the time of closing compared to the preliminary valuation estimates of  German American’s management.

Although the Company believes that the expectations of management relating to the merger (as reflected by forward-looking statements that the Company may from time to time announce publicly) are reasonable, the Company can give no assurance that such expectations will prove to be correct.  Except as required by law, the Company undertakes no obligation to update or revise any information relating to its expectations for the merger that it may from time to time publicly announce, whether as the result of new information, future events or developments or otherwise.

Other than the additional risk factors relating to the American Community merger discussed above, there are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by a certain risk factor (relating to the enactment by the United States Congress of new financial reform legislation commonly known as the Dodd-Frank Act) that was discussed under Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended September 30, 2010.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs(1)
7/1/10 – 7/31/10	—	—	—	272,789
8/1/10 – 8/31/10	—	—	—	272,789
9/1/10 – 9/30/10	—	—	—	272,789
	—	—	—
(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2010 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2010.

Item 6.     Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 8, 2010	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: November 8, 2010	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
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

2.2
Bill of Sale and Assignment between German American Bancorp, as Buyer, and Farmers State Bank of Alto Pass, Ill., as Seller, dated May 7, 2010.  The copy of this exhibit filed as Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.

2.3
Assignment and Assumption Agreement between German American Bancorp, as Assignee, and Farmers State Bank of Alto Pass, Ill., as Assignor, dated May 7, 2010.  The copy of this exhibit filed as Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.

2.4
Limited Warranty Deed granted by Farmers State Bank of Alto Pass, Ill., to German American Bancorp, dated May 7, 2010.  The copy of this exhibit filed as Exhibit 2.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.

2.5
Agreement and Plan of Reorganization among German American Bancorp, Inc., American Community Bancorp, Inc., German American Bancorp, and Bank of Evansville, dated October 4, 2010.  The copy of this exhibit filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 5, 2010 is incorporated herein by reference.

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