Form 10-K
period 2010-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2011-03-11
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act
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
	☐ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:		☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☑ No

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2010 was approximately $159,692,000.  This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of March 1, 2011, there were outstanding 12,556,378 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 19, 2011, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2010

Table of Contents

PART I
Item 1.	Business	3-11
Item 1A.	Risk Factors	11-15
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Removed and Reserved	15

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	16-17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37-74
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A.	Controls and Procedures	75
Item 9B.	Other Information	75

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	76
Item 11.	Executive Compensation	76
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	76-77
Item 13.	Certain Relationships and Related Transactions, and Director Independence	77
Item 14.	Principal Accountant Fees and Services	77

PART IV
Item 15.	Exhibits, Financial Statement Schedules	78

SIGNATURES		79

INDEX OF EXHIBITS		80-84

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

PART I
Item 1. Business.

General

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana.  The Company’s Common Stock is traded on NASDAQ’s Global Select Market under the symbol GABC.  The principal subsidiary of German American Bancorp, Inc., is its banking subsidiary, German American Bancorp, which operates through 33 retail banking offices in twelve contiguous Southern Indiana counties as shown below under “Office Locations.” German American Bancorp, Inc., also owns a trust, brokerage, and financial planning subsidiary, which operates from the banking offices of the bank subsidiary and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

Throughout this report, when we use the term “Company”, we will usually be referring to the business and affairs (financial and otherwise) of German American Bancorp, Inc. and its consolidated subsidiaries as a whole.  Occasionally, we will refer to the term “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc and the term “Bank” when we mean to refer only to the Company’s bank subsidiary.

The Company’s lines of business include retail and commercial banking, mortgage banking, comprehensive financial planning, full service brokerage and trust administration, and a full range of personal and corporate insurance products.  Financial and other information by segment is included in Note 14 – Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference.  Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bancorp	Commercial Bank	Jasper, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Jasper, IN
German American Financial Advisors & Trust Company	Trust, Brokerage, Financial Planning	Jasper, IN

Business Development

Since January 1, 2010, the Company has expanded into the Evansville, Indiana market by two acquisition transactions.  First, the Company bought (effective May 7, 2010) two branches located in that market (one in Evansville, Indiana and the other in Newburgh, Indiana, in neighboring Warrick County) that formerly were owned by Farmers State Bank of Alto Pass IL (a bank headquartered in Alto Pass, Illinois).  Pursuant to the Farmers branch purchase transaction, the Company acquired loans, real estate and other tangible assets that the Company valued as of the acquisition date at approximately $48.7 million (not including the values of certain intangible assets acquired in the purchase) and assumed net deposit liabilities of Farmers that the Company valued as of the acquisition date at approximately $50.2 million and other liabilities valued by the Company at approximately $66,000.  For further information regarding the Farmers branch purchase transaction, see Note 16 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 16 is incorporated into this Item 1 by reference.

Following the Farmers branch purchase transaction, the Company acquired by merger (effective January 1, 2011) American Community Bancorp, Inc., and its subsidiary, Bank of Evansville.  Bank of Evansville provided a full range of commercial and consumer banking services in the Evansville, Indiana, area, from three banking offices located on the east, west and north sides of the city, each of which is now a branch office of the Bank.  American Community reported on its balance sheet consolidated assets and deposits (unaudited) as of December 31, 2010 that totaled $340.3 million and $302.4 million, respectively.  For further information regarding the American Community Bancorp, Inc., merger transaction, see Note 19 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 19 is incorporated into this Item 1 by reference.

The Company has in recent years focused on growing its base of operations in the Bloomington, Indiana, market, where construction is underway toward the opening of a new downtown financial services center in the summer of 2011.  Further, the Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The Indiana map below illustrates the locations of the Company’s 37 retail and commercial banking, insurance and investment offices as of March 1, 2011, including the three office locations acquired as a part of the American Community Bancorp, Inc. acquisition.

Competition

The industries in which the Company operates are highly competitive.  The Bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana and elsewhere.  Further, the Bank competes for loans and deposits not only with commercial banks but also with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries.  There are numerous alternative providers (including national providers that advertise extensively via television and the Internet and that provide their services through direct mail, telephone and the Internet) for the insurance products and services offered by German American Insurance, Inc., and the trust, brokerage and financial planning products and services offered by German American Financial Advisors & Trust Company.  Many of these competitors have substantially greater resources than the Company.

Employees

At March 1, 2011 the Company and its subsidiaries employed approximately 396 full-time equivalent employees.  There are no collective bargaining agreements, and employee relations are considered to be good.

Regulation and Supervision
Overview

The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is required to file with the FRB annual reports and such additional information as the FRB may require.  The FRB may also make examinations or inspections of the Company. The Bank is under the supervision of and subject to examination by the Indiana Department of Financial Institutions (“DFI”), and the Federal Deposit Insurance Corporation (“FDIC”).  Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors rather than shareholders.

Under FRB policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act a complex and wide-ranging statute that was enacted by Congress and signed into law during July 2010 (the “Dodd-Frank Act”), the Company is required to act as a source of financial and managerial strength to the Bank, and to commit resources to support the Bank, even in circumstances where the Company might not do so absent such a requirement.  Under current federal law, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank.  It may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.

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

Under the BHC Act, certain well-managed and well-capitalized bank holding companies may elect to be treated as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature.  These activities include underwriting; dealing in and making a market in securities; insurance underwriting, and merchant banking.  Banks may also engage through financial subsidiaries in certain of the activities permitted for financial holding companies, subject to certain conditions.  The Company has not elected to become a financial holding company and its subsidiary bank has not elected to form financial subsidiaries.

The Bank and the subsidiaries of the Bank may generally engage in activities that are permissible activities for state chartered banks under Indiana banking law, without regard to the limitations that might apply to such activities under the BHC Act if the Company were to engage directly in such activities at the parent company level or through parent company subsidiaries that were not also bank subsidiaries.

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

Capital Requirements

The FRB has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies.  Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis.  The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk.  The risk-based ratio represents total capital divided by total risk-weighted assets.  The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines.  The Bank is subject to substantially similar capital requirements.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers.  Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt.  These tiers are:

      •      Tier 1, or core capital, includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and nonqualifying intangible and servicing assets.

      •      Tier 2, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

      •      Total Capital is Tier 1 plus Tier 2 capital.

The FRB and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased mortgage servicing rights, nonmortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital.  However, the total amount of these items included in capital cannot exceed 100% of its Tier 1 capital.

Under the risk-based guidelines to remain “adequately-capitalized,” financial institutions are required to maintain a total risk-based ratio of 8%, with 4% being Tier 1 capital.  The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.

Under the leverage guidelines, financial institutions are required to maintain a Tier 1 leverage ratio of at least 3%.  The minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities.  These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a directive to increase capital, and the termination of deposit insurance by the FDIC.  In addition, the financial institution could be subject to the measures described below under a regulatory program known as Prompt Corrective Action as applicable to Under-capitalized institutions.

The risk-based capital standards of the FRB and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of a bank’s capital due to changes in interest rates.  These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

The Federal Deposit Insurance Corporation Improvements Act (enacted in 1991) (FDICIA) requires federal banking regulatory authorities to take regulatory enforcement actions known as Prompt Corrective Action with respect to depository institutions that do not meet minimum capital requirements.  For these purposes, FDICIA establishes five capital tiers: Well-capitalized, Adequately-capitalized, Under-capitalized, Significantly under-capitalized, and Critically under-capitalized.

Throughout 2010, the Company’s consolidated regulatory capital ratios and those of the Bank were in excess of the levels established for Well-capitalized institutions for purposes of the Prompt Corrective Action provisions under FDICIA. An institution is deemed to be Well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.  For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2010, see Note 7 to the Company's consolidated financial statements that are presented in Item 8 of this Report, which Note 7 is incorporated herein by reference.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would become Under-capitalized after such payment.  Under-capitalized institutions are also subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan.  If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.

Depending upon the severity of the under capitalization, the Under-capitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become Adequately-capitalized, requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, and restrictions on making any payment of principal or interest on their subordinated debt.  Critically Under-capitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not Well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market.  Since the Bank is Well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no such brokered deposits at December 31, 2010.  Further, a depository institution or its holding company that is not Well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

Under the Dodd-Frank Act, important changes will be implemented concerning the capital requirements for financial institutions. The Dodd-Frank Act requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated.  That reform effort will include the regulation of capital and liquidity.  International banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses and these new international rules, known as Basel III, generally increase the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital and impose a new liquidity measurement.  The Basel III requirements are complex and will be phased in over many years, and do not yet apply to U.S. banks or holding companies.  Further, it is uncertain whether or to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system.  Nevertheless, many commentators expect that the U.S. reforms implemented in future years as directed by the Dodd-Frank Act will include an increase in capital requirements, and a narrowing of what qualifies as appropriate capital, and may impose a new liquidity measurement.

Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries.  Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future.  There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval.  The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits.  In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement.  At December 31, 2010, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $30,700,000 of its undivided profits without approval by the DFI in accordance with such criteria.  See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

In addition, the FRB and other bank regulatory agencies have issued policy statements or advisories that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

In addition to these statutory restrictions, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice.  Accordingly, if the Bank were to experience financial difficulties, it is possible that the applicable regulatory authority could determine that the Bank would be engaged in an unsafe or unsound practice if the Bank were to pay dividends and could prohibit the Bank from doing so, even if availability existed for dividends under the statutory formulae.

Further, the Bank is subject to affiliate transaction restrictions under federal laws, which limit certain transactions generally involving the transfer of funds by a subsidiary bank or its subsidiaries to its parent corporation or any nonbank subsidiary of its parent corporation, whether in the form of loans, extensions of credit, investments, or asset purchases, or otherwise undertaking certain obligations on behalf of such affiliates.  Furthermore, covered transactions that are loans and extensions of credit must be secured within specified amounts. In addition, all covered transactions and other affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities.

Extraordinary Government Programs

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

The Company's banking subsidiary did, however elect to participate in the Temporary Liquidity Guarantee Program (“TLGP”), created by the FDIC.  Established by final rule of the FDIC in November 2008, the TLGP provided two limited guarantee programs: One, the Debt Guarantee Program, guaranteed newly-issued senior unsecured debt, and another, the Transaction Account Guarantee program (“TAG”) guaranteed certain non-interest-bearing transaction accounts at insured depository institutions.  All insured depository institutions that offered non-interest-bearing transaction accounts had the option to participate in either program.  The Company’s bank subsidiary elected to participate in both parts of the TLGP, and, as a result, paid an annualized premium for that additional protection on the aggregate amount of its non-interest bearing transaction accounts guaranteed under the TAG.   Subsequently, both parts of the TLGP were terminated in light of Section 343 of the Dodd-Frank Act, which amended the Federal Deposit Insurance Act to provide automatic unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all insured banks beginning December 31, 2010, for a two-year period.  As a result, the Company will not pay during 2011 the separate additional premium that it paid during 2010 with respect to noninterest-bearing transaction accounts.

Other Aspects of the Dodd-Frank Act

The Dodd-Frank Act (in addition to the regulatory changes discussed elsewhere in this “Regulation and Supervision” discussion and below under “Federal Deposit Insurance Premiums and Assessments”) established the Consumer Financial Protection Bureau, which will have extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk.  In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates.  The Dodd-Frank Act also requires the issuance of many implementing regulations that will take effect over several years, making it difficult to anticipate the overall impact to us, our customers, or the financial industry more generally.  For instance, the FRB is directed by the Dodd-Frank Act to adopt regulations that will limit the amount of interchange fees that can be charged to a consumer in an electronic debit card transaction to the “reasonable and proportionate” incremental cost of the transaction.  Although banks under $10 billion is asset size (like the Bank) are exempt from this interchange fee limit, the Bank contracts with large debit card processors with which management of the Bank will have relatively weak bargaining power.  It is possible these processors, as a result of the Act, will earn lower revenues, leaving less revenue per transaction for the Company.  The FRB has until July 2011 to complete its regulations with respect to the interchange fee limits. While the overall impact of the Dodd-Frank Act on the banking industry in general, and on the Company and the Bank in particular, cannot be predicted with any degree of certainty, we believe that the Company and the Bank are likely to be negatively impacted by the Dodd-Frank Act primarily in the areas of capital requirements, restrictions on fees, and other charges to customers.

Certain Other Laws and Regulations

In November 2009, the FRB amended its Regulation E under the Electronic Fund Transfer Act to prohibit banks from charging overdraft fees for ATM or point-of-sale debit card transactions that overdrew the account unless the customer opt-in to the discretionary overdraft service and to require banks to explain the terms of their overdraft services and their fees for the services.  Compliance with this Regulation E amendment was required by July 1, 2010.

The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities.  These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.   The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution's records of meeting the credit needs of its community.  During its last examination, a rating of "satisfactory" was received by the Bank.

In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

A major focus of governmental policy on financial institutions over the past decade has been combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.   Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC").  The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Federal Deposit Insurance Premiums and Assessments

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance premiums and assessments to maintain the DIF.  Like every other insured institution, the Bank’s deposit insurance premium assessment rate depends on the capital category and supervisory category to which it is assigned.  The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on all DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed each FDIC-insured institution is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base.  These assessments will continue until the FICO bonds mature in 2019.

With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system.  The Dodd-Frank Act permanently increased the basic FDIC insurance coverage for deposit accounts to a maximum amount of $250,000. Further, under the Dodd-Frank Act, (1) the minimum “designated reserve ratio” for the DIF (a measure of the adequacy of the DIF’s reserves) was increased to 1.35 percent (from the former minimum of 1.15 percent, thereby almost certainly requiring that the FDIC increase assessments on the banking industry to obtain the additional reserves for the DIF) and the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent and therefore operated as a cap on the size of the DIF) was removed; (2) the DIF reserve ratio was required to reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) the FDIC was required, in setting future assessments, to “offset the effect of [requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016] on insured depository institutions with total consolidated assets of less than $10,000,000,000”; and (4) the FDIC was required to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments from a deposit-based formula to a formula that, with some possible exceptions, would assess insured institutions on the basis of an assessment base that would equal average consolidated total assets minus average tangible equity.

On February 7, 2011, the FDIC adopted regulations effective for the 2011 second quarter assessment based on June 30, 2011 figures, and payable in September 2011, to, among other things, modify the definition of an institution’s deposit insurance assessment base as required by the Dodd-Frank Act; to change certain assessment rate adjustments; and to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments.  The new initial base assessment rates under these new regulations range from 5 to 9 basis points for banks in the least risky category (determined by the FDIC primarily on the basis of bank capital levels and supervisory evaluations) to 35 basis points for banks deemed by the FDIC to be in the most risky category.  We are currently evaluating the effect of these new regulations, but we presently do not expect the 2011 FDIC assessment impact on our results of operations to be materially higher than for 2010 (disregarding the assessments that we will likely incur during 2011 as a result of the growth in our assets over 2010 levels as a result of the Bank of Evansville acquisition effective January 1, 2011).  However, any increase in the risk category of the Bank, and any industry-wide adjustments to the base assessment rates or special FDIC assessments, could result in a material increase in our expense for federal deposit insurance.

Internet Address; Internet Availability of SEC Reports

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

•	factors driving impairment charges on investments;

•	the impact, extent and timing of technological changes;

•	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

•	actions of the Federal Reserve Board;

•	changes in accounting principles and interpretations;

•	potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;

•	actions of the regulatory authorities under the Dodd-Frank Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

Item 1A. Risk Factors.

While we have a history of profitability and operate with capital that exceeds the requirements of bank regulatory agencies, the financial services industry in which we operate was adversely affected by the severe recession that commenced in 2008, and our industry is continuing to be affected by continuing weak economic conditions throughout the United States.  The following describes some of the principal risks and uncertainties to which our industry in general, and we and our assets and businesses specifically, are subject; other risks are briefly identified in our cautionary statement that is included under the heading “Forward-Looking Statements and Associated Risks” in Part I, Item 1, “Business.”  Although we seek ways to manage these risks and uncertainties and to develop programs to control those that we can, we ultimately cannot predict the future.  Future results may differ materially from past results, and from our expectations and plans.

Risks Related to the Financial Services Industry

Our FDIC insurance premiums may increase, and special assessments could be made, which might negatively impact our results of operations.

Continuing high levels of insured institution failures, as well as the continuing weak economic conditions in the United States, have significantly increased losses to the Deposit Insurance Fund of the FDIC.  Further, the basic amount of deposit insurance per increase was permanently increased by the Dodd-Frank Act, and the Dodd-Frank Act mandates the FDIC to increase the level of its reserves for future losses in its Deposit Insurance Fund.  Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium expense has increased in recent years, and may continue to increase depending upon the FDIC’s actual loss experience, changes in our Bank’s financial condition or capital strength, and future conditions in the banking industry.

Banks will be burdened by implementation of the Dodd-Frank Act but the impact on banks will be uneven and uncertain.

Although it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business, compliance with these new laws and regulations will result in additional costs for banks, which could be significant.  Further, the Dodd-Frank Act may adversely affect banks in the areas of capital requirements, and restrictions on permissible customer fees (including electronic bank debit card interchange fees) and other charges to customers.  While we believe that the burdens of the Dodd-Frank Act will fall more heavily on large banks than on smaller community banking organizations like the Company, we expect that the Company will also feel these burdens to some degree.

Changes in regulations may over the coming years increase the amount of capital that banks must maintain which could hurt our profitability and have other adverse effects.

Although these changes will likely not be decided upon or implemented for a number of years, the Dodd-Frank Act has mandated the FRB to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital and liquidity. If a significant tightening of U.S. capital requirements is made by the FRB as a result of this reform effort and if that tightening significantly affects America’s smaller community banks as well as the large “money center banks,” one effect might be to increase our cost of capital, which in turn might have adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Other potential effects could include less ability to pay cash dividends and repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

We operate in a highly regulated environment and changes in laws and regulations to which we are subject may adversely affect our results of operations.

The banking industry in which we operate is subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders.  Financial institution regulation has been the subject of significant legislation in recent years, including the Dodd-Frank Act, and may be the subject of further significant legislation, none of which is in our control.  Significant new laws or changes in, or repeals of, existing laws (including changes in federal or state laws affecting corporate taxpayers generally or financial institutions specifically) could have a material adverse effect on our business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Risks Related to Our Operations and Business and Financial Strategies

Continuing economic weakness could negatively affect us.

Our performance could be negatively affected to the extent that continuing further weaknesses in business and economic conditions have direct or indirect material adverse impacts on us, or on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. These conditions could result in one or more of the following:

•	a decrease in the demand for loans and other products and services offered by us;
•	a decrease in customer savings generally and in the demand for savings and investment products offered by us; and
•	an increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.

Continued weakness or further deterioration in the economy, real estate markets or unemployment rates, particularly in the Southern Indiana markets in which we operate, might place downward pressure on the credit worthiness of our Bank’s customers and their inclinations to borrow.  A continued or worsening disruption and volatility could negatively impact customers' ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations.  The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the monetary policies of the FRB.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our success is tied to the economic vitality of our Southern Indiana markets.

We conduct business from offices that are exclusively located in twelve contiguous counties of Southern Indiana, from which substantially all of our customer base is drawn.  Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area.   If current levels of market disruption and volatility worsen in our primary service areas, the quality of our loan portfolio, and the demand for our products and services, could be adversely affected, and this could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We face substantial competition.

The banking and financial services business in our markets is highly competitive. We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets.  In addition, new banks could be organized in our market area which might bid aggressively for new business to capture market share in these markets.  Developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity.  See also Part I, Item 1, of this Report, “Business – Competition,” and “Business – Regulation and Supervision.”

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

Prices and volumes of transactions in the nation’s securities markets can be affected suddenly by economic crises, such as that experienced in the United States and internationally in 2008, or by other national or international crises, such as national disasters, acts of war or terrorism,  changes in commodities markets, or instability in foreign governments.  Disruptions in securities markets may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

In the last twelve months, we expanded into the Evansville, Indiana market by buying two branches of another bank, and then by acquiring by merger Bank of Evansville and its three banking locations effective January 1, 2011.  We may continue to buy banks, bank branches and other financial-service-related businesses and assets in the future.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

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

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company's tangible book value per common share or net income per common share (or both) may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.   None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana.  The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space.  The Bank and the Company’s other subsidiaries also conduct their operations from 37 other locations in Southern Indiana of which 30 are owned by the Company and seven are leased from third parties.

Item 3. Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Removed and Reserved.

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
	2010			2009
			Cash			Cash
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$18.81	$16.68	$0.140	$17.31	$14.24	$0.140
Third Quarter	$17.31	$15.01	$0.140	$18.33	$14.25	$0.140
Second Quarter	$17.03	$14.68	$0.140	$16.04	$11.33	$0.140
First Quarter	$16.18	$14.18	$0.140	$12.50	$10.40	$0.140
			$0.560			$0.560

The Common Stock was held of record by approximately 3,602 shareholders at March 1, 2011.

Cash dividends paid to the Company’s shareholders are primarily funded from dividends received by the parent company from its bank subsidiary.  The declaration and payment of future dividends will depend upon the earnings and financial condition of the Company and its subsidiaries, general economic conditions, compliance with regulatory requirements affecting the ability of the bank subsidiary and the Company to declare dividends, (for further discussion of such requirements, see Item 1, “Business - Regulation and Supervision - Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company and Parent Company Dividends”), and other factors.

Transfer Agent:	Computershare	Shareholder	Terri A. Eckerle
	Priority Processing	Information and	German American Bancorp, Inc.
	250 Royall St	Corporate Office:	P. O. Box 810
	Canton, MA 02021		Jasper, Indiana 47547-0810
	Contact: Shareholder Relations		(812) 482-1314
	(800) 884-4225		(800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group.  The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2010, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period.  The companies comprising the Indiana Bank Peer Group for purposes of the December 2010 comparison were:  1st Source Corp., Community Bank Shares of IN, First Financial Corp., First Merchants Corp., Integra Bank Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, Indiana Community Bancorp, Horizon Bancorp, Monroe Bancorp, and Tower Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization.  The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June.  The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June.  The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended December 31, 2010.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)
October 2010	—	—	—	272,789
November 2010	—	—	—	272,789
December 2010	—	—	—	272,789

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2010 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2010.

Item 6.  Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data).  Year-to-year financial information comparability is affected by the acquisition accounting treatment for mergers and acquisitions, including but not limited to the Company’s acquisitions of two branches of another bank in May 2010 (see Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this report).

	2010	2009	2008	2007	2006
Summary of Operations:
Interest Income	$64,193	$63,736	$67,845	$72,261	$63,594
Interest Expense	15,522	19,223	26,908	33,646	27,398
Net Interest Income	48,671	44,513	40,937	38,615	36,196
Provision for Loan Losses	5,225	3,750	3,990	3,591	925
Net Interest Income after Provision
For Loan Losses	43,446	40,763	36,947	35,024	35,271
Non-interest Income	16,943	15,859	18,210	15,704	15,993
Non-interest Expense	41,361	40,391	36,716	37,221	37,059
Income before Income Taxes	19,028	16,231	18,441	13,507	14,205
Income Tax Expense	5,623	4,013	5,638	4,102	3,984
Net Income	$13,405	$12,218	$12,803	$9,405	$10,221

Year-end Balances:
Total Assets	$1,375,888	$1,242,965	$1,190,828	$1,131,710	$1,093,424
Total Loans, Net of Unearned Income	917,236	877,822	890,436	867,721	796,259
Total Deposits	1,087,286	969,643	941,750	877,421	867,618
Total Long-term Debt	81,016	113,320	105,608	86,786	68,333
Total Shareholders’ Equity	121,534	113,549	105,174	97,116	92,391

Average Balances:
Total Assets	$1,330,540	$1,230,596	$1,174,583	$1,114,140	$1,029,838
Total Loans, Net of Unearned Income	906,127	891,322	880,630	840,849	715,260
Total Deposits	1,046,295	963,928	922,137	889,736	814,440
Total Shareholders’ Equity	119,867	109,887	99,711	93,677	88,451

Per Share Data (1):
Net Income	$1.21	$1.10	$1.16	$0.85	$0.93
Cash Dividends	0.56	0.56	0.56	0.56	0.56
Book Value at Year-end	10.94	10.25	9.54	8.81	8.39

Other Data at Year-end:
Number of Shareholders	3,194	3,364	3,684	3,647	3,438
Number of Employees	359	332	348	371	397
Weighted Average Number of Shares (1)	11,098,836	11,065,917	11,029,519	11,009,536	10,994,739

Selected Performance Ratios:
Return on Assets	1.01%	0.99%	1.09%	0.84%	0.99%
Return on Equity	11.18%	11.12%	12.84%	10.04%	11.56%
Equity to Assets	8.83%	9.14%	8.83%	8.58%	8.45%
Dividend Payout	46.36%	50.71%	48.25%	65.65%	60.29%
Net Charge-offs to Average Loans	0.32%	0.25%	0.29%	0.32%	0.50%
Allowance for Loan Losses to Loans	1.45%	1.25%	1.07%	0.93%	0.90%
Net Interest Margin	3.98%	3.95%	3.82%	3.83%	3.96%

(1)    Share and Per Share Data excludes the dilutive effect of stock options.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC.  The principal subsidiary of German American Bancorp, Inc., is its banking subsidiary, German American Bancorp, which operates through 33 retail banking offices in the twelve contiguous Southern Indiana counties of Daviess, Dubois, Gibson, Knox, Lawrence, Martin, Monroe, Perry, Pike, Spencer, Warrick, and Vanderburgh.  German American Bancorp, Inc., also owns a trust, brokerage, and financial planning subsidiary, which operates from the banking offices of the bank subsidiary, and full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

Throughout this Management’s Discussion and Analysis, as elsewhere in this report, when we use the term “Company”, we will usually be referring to the business and affairs (financial and otherwise) of the Company and its subsidiaries and affiliates as a whole.  Occasionally, we will refer to the term “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc., and the term “Bank” when we mean to refer to only the Company’s bank subsidiary.

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2008 through 2010 and its financial condition as of December 31, 2010 and 2009.  This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”).  Financial and other information by segment is included in Note 14 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

On January 1, 2011 (as discussed by Note 19, Subsequent Events, of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 19 is incorporated herein by reference), the Company completed its acquisition of American Community Bancorp, Inc., and its subsidiaries, including Bank of Evansville.  This transaction has materially increased the levels of the Company’s total assets, liabilities, shareholders equity, income and expense over the corresponding pre-acquisition levels as of December 31, 2010 and for the fiscal year then ended.  American Community Bancorp’s consolidated assets and equity (unaudited) as of December 31, 2010 totaled $340.3 million and $18.4 million, respectively, and its consolidated net income (loss) totaled ($632,000) for year-ended December 31, 2010. This transaction will be accounted for in the Company’s future financial statements (for any period ended on or after January 1, 2011) under the acquisition method of accounting. Under the acquisition method, the purchase price will be allocated to identifiable assets and assumed liabilities based on their fair values. Any excess will be accounted for as goodwill. Intangible assets with definite lives will be amortized over their estimated useful lives. Goodwill and intangible assets determined to have indefinite lives will not be amortized, but will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management of the Company determines that the value of goodwill or intangible assets has become impaired, an impairment charge will be recorded in the fiscal quarter in which such determination is made. Costs related to this acquisition that were incurred by the Company during 2010 were expensed by the Company during 2010, and costs related to the merger that were incurred in 2011 will be recorded in 2011.

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

MANAGEMENT OVERVIEW

The Company’s 2010 net income totaled $13.4 million, or $1.21 per share, which was a record level of earnings for the Company and represented a 10% increase over the Company’s 2009 net income of $12.2 million, or $1.10 per share.  The Company’s return on average equity for 2010 was 11.2%, representing the sixth consecutive year the Company has achieved a double-digit return on equity.

The record 2010 performance was driven by an improvement in the level of the Company’s core operating results, derived from increased revenues in both net interest income and non-interest income.  The Company’s 2010 net interest income increased by $4.2 million while its non-interest income reflected a $1.1 million improvement from the levels reported in 2009.  The higher level of net interest income was the result of both an 8% increase in the level of the Company’s average earning assets, and a widening of the Company’s tax-equivalent net interest margin to 3.98% up from 3.95% in 2009.  The increased non-interest income was largely attributable to an approximately $400 thousand increase in the gain from the sale of secondary market residential mortgage loans, and a $511 thousand increase in gains on the sale of other real estate.

Management intends to strive to continue to maintain the Company’s strong financial condition by, among other things:

•	emphasizing the growth of low-cost transaction account deposits (see “SOURCES OF FUNDS” below for historical information as to the Company’s deposit mix),
•
maintaining a targeted concentration of at least 75% of its loan portfolio balances in loans and other extensions of credit to commercial borrowers (categorized in our financial statements as Commercial and Industrial Loans, Commercial Real Estate Loans, and Agricultural Loans) (see “USES OF FUNDS – LOANS” below for historical information concerning loan portfolio composition), and

•	focusing on the maintenance of strong asset quality (see “RISK MANAGEMENT – NON-PEFORMING ASSETS” below for historical information concerning certain asset quality ratios).

Management is also committed to managing the Company’s operating efficiency by seeking wherever possible to optimize its existing branch network, justify existing product and service offerings, standardize its back-office operations, and maximize staff productivity.

As discussed elsewhere in this report, the Company has entered the Evansville, Indiana market since January 1, 2010, through two separate acquisition transactions and now operates five branches in that market. For further information, see Item 1, “Business – Business Development”, and Note 16 (Business Combinations, Goodwill and Intangible Assets) and Note 19 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report. The Company plans to open a new financial services center in downtown Bloomington, Indiana in the summer of 2011.   Management expects to continue to evaluate opportunities to expand the Company’s business through opening of other new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets.

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

SECURITIES VALUATION

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, when securities are deemed to be other than temporarily impaired a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of December 31, 2010, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $1,601,000 and gross unrealized gains totaled approximately $9,512,000.  As of December 31, 2010, held-to-maturity securities had a gross unrecognized gain of approximately $9,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income increased $1,187,000 or 10% to $13,405,000 or $1.21 per share in 2010 compared to $12,218,000 or $1.10 per share in 2009.  The increase in earnings during 2010 compared with 2009 was largely the result of higher net interest income, increased non-interest revenues partially mitigated by an increased provision for loan loss and modestly higher levels of non-interest expense.

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

Net interest income and net interest income on a tax equivalent basis increased $4,158,000 or 9% for the year ended December 31, 2010 compared with the year ended 2009. The increase in net interest income was primarily attributable to an increased level of average earning assets and a modestly expanded net interest margin in 2010 compared with 2009.  The tax equivalent net interest margin for 2010 was 3.98% compared to 3.95% for 2009.  The yield on earning assets totaled 5.23% during 2010 compared to 5.62% in 2009 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.25% during 2010 compared to 1.67% in 2009.

Average earning assets increased by approximately $93.5 million or 8% during 2010 compared with 2009.  Average loans outstanding increased by $14.8 million or 2% during 2010 compared with 2009.  The remainder of the increase in average earning assets was primarily related to an increased securities portfolio in 2010.  The key driver of the increased securities portfolio and overall increased average earnings assets was a higher level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  During 2010 average core deposits increased $86.5 million or 10%, compared to 2009.

The increase in average loans and average core deposits during 2010 compared to 2009 was positively impacted by the acquisition of the two Evansville area (Indiana) branches on May 7, 2010 described by Note 16 of the Notes to Consolidated Financial Statements that are included in Item 8 of this Report.  On an annual average basis, loans and core deposits related to the acquired branches totaled approximately $29.2 million during 2010.

The expansion of the Company’s net interest income and net interest margin during 2010 compared with 2009 was aided by utilization of interest rate floors on adjustable rate commercial and industrial, commercial real estate and agricultural loans.  As of December 31, 2010 the Company’s commercial and agricultural loan portfolios totaled $723.2 million of which approximately 73% were adjustable rate loans.  Of these adjustable rate loans, approximately 87% contain interest rate floors which range predominantly from 4% to 7%.  At year-end 2010, approximately $310.5 million of these loans were at their contractual floor.

Also contributing to the expansion of the Company’s net interest income and net interest margin during 2010 compared with 2009 has been the relative liability sensitive nature of the Company’s balance sheet.  The Company was able to effectively lower interest rates on both its interest-bearing non-maturity deposits while continuing to expand its core deposit base.  In addition, the Company has been able to lower its cost of time deposits in a time of historically low interest rates while holding its level of deposits relatively stable.

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

Average earning assets increased by approximately $61.9 million or 6% during 2009 compared with 2008.  Average loans outstanding increased by $10.7 million or 1% during 2009 compared with 2008.  The remainder of the increase in average earning assets was primarily related to an increased securities portfolio in 2009 driven by a higher level of average core deposits.  During 2009 average core deposits increased $53.5 million or 7%, compared to 2008.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years.  For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Principal	Income /	Yield /	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$41,020	$76	0.19%	$41,085	$106	0.26%	$35,064	$593	1.69%

Securities:
Taxable	268,170	9,812	3.66%	192,074	8,660	4.51%	152,710	8,007	5.24%
Non-taxable	26,584	1,575	5.92%	23,920	1,614	6.75%	18,061	1,164	6.44%
Total Loans and Leases (2)	906,127	53,540	5.91%	891,322	54,166	6.08%	880,630	58,669	6.66%

TOTAL INTEREST EARNING ASSETS	1,241,901	65,003	5.23%	1,148,401	64,546	5.62%	1,086,465	68,433	6.30%

Other Assets	100,124			92,699			97,275
Less: Allowance for Loan Losses	(11,485)			(10,504)			(9,157)

TOTAL ASSETS	$1,330,540			$1,230,596			$1,174,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$281,355	$953	0.34%	$245,811	$1,710	0.70%	$212,467	$3,439	1.62%
Savings Deposits	237,610	735	0.31%	227,403	1,531	0.67%	209,593	3,407	1.63%
Time Deposits	354,239	8,873	2.50%	341,041	10,254	3.01%	359,115	14,366	4.00%
FHLB Advances and Other Borrowings	150,737	4,961	3.29%	143,332	5,728	4.00%	138,888	5,696	4.10%

TOTAL INTEREST-BEARING LIABILITIES	1,023,941	15,522	1.52%	957,587	19,223	2.01%	920,063	26,908	2.92%

Demand Deposit Accounts	173,091			149,673			140,962
Other Liabilities	13,641			13,449			13,847
TOTAL LIABILITIES	1,210,673			1,120,709			1,074,872

Shareholders’ Equity	119,867			109,887			99,711

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,330,540			$1,230,596			$1,174,583

COST OF FUNDS			1.25%			1.67%			2.48%

NET INTEREST INCOME		$49,481			$45,323			$41,525

NET INTEREST MARGIN			3.98%			3.95%			3.82%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $909, $545, and $127 for 2010, 2009, and 2008, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2010 compared to 2009			2009 compared to 2008
	Increase / (Decrease) Due to (1)			Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other Short-term Investments	$—	$(30)	$(30)	$87	$(574)	$(487)
Taxable Securities	2,993	(1,841)	1,152	1,876	(1,223)	653
Non-taxable Securities	169	(208)	(39)	393	57	450
Loans and Leases	890	(1,516)	(626)	705	(5,208)	(4,503)
Total Interest Income	4,052	(3,595)	457	3,061	(6,948)	(3,887)

Interest Expense:
Savings and Interest-bearing Demand	288	(1,841)	(1,553)	747	(4,352)	(3,605)
Time Deposits	384	(1,765)	(1,381)	(693)	(3,419)	(4,112)
FHLB Advances and Other Borrowings	284	(1,051)	(767)	180	(148)	32
Total Interest Expense	956	(4,657)	(3,701)	234	(7,919)	(7,685)

Net Interest Income	$3,096	$1,062	$4,158	$2,827	$971	$3,798
(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses.  Provisions for loan losses totaled $5,225,000, $3,750,000, and $3,990,000 in 2010, 2009, and 2008, respectively.

The level of provision for loan losses increased by $1,475,000 or 39% during 2010 compared with 2009.  The increase in provision during 2010 compared with 2009 was largely the result of a higher level of net charge-offs and an upward trend in the Company’s level of non-performing loans and impaired loans.  During 2010, the provision for loan losses totaled 0.58% of average outstanding loans while net charge-offs represented 0.32% of average outstanding loans.  As a result, the Company’s allowance for loan losses increased to 1.45% of total loans at year-end 2010 compared with 1.25% at year-end 2009.

The level of provision for loan losses declined by $240,000 or 6% during 2009 compared with 2008.  The decline in provision during 2009 compared with 2008 was largely the result of a lower level of net charge-offs and a relatively stable level of non-performing loans.  During 2009, the provision for loan losses totaled 0.42% of average outstanding loans while net charge-offs represented 0.25% of average outstanding loans.  As a result, the Company’s allowance for loan losses increased to 1.25% of total loans at year-end 2009 compared with 1.07% at year-end 2008.

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

NON-INTEREST INCOME

During 2010, Non-interest Income increased $1,084,000 or 7% compared with 2009 and during 2009 decreased $2,351,000 or 13% compared with 2008.

				% Change From
Non-interest Income (dollars in thousands)	Years Ended December 31,			Prior Year
	2010	2009	2008	2010	2009
Trust and Investment Product Fees	$1,582	$1,617	$2,288	(2)%	(29)%
Service Charges on Deposit Accounts	4,065	4,395	4,920	(8)	(11)
Insurance Revenues	5,347	5,296	6,306	1	(16)
Company Owned Life Insurance	806	1,104	791	(27)	40
Interchange Fee Income	1,243	969	909	28	7
Other Operating Income	1,740	1,141	1,503	52	(24)
Subtotal	14,783	14,522	16,717	2	(13)
Net Gains on Sales of Loans	2,160	1,760	1,399	23	26
Net Gain (Loss) on Securities	—	(423)	94	n/m (1)	n/m (1)
TOTAL NON-INTEREST INCOME	$16,943	$15,859	$18,210	7	(13)
(1) n/m = not meaningful

Trust and Investment Product Fees totaled $1,582,000 during the year ended December 31, 2010 representing a relatively stable level compared with 2009, following a decline of $671,000 or 29% during 2009 as compared to 2008.  The stabilization during 2010 was driven by improvement in overall market conditions and a corresponding improvement in the level of retail brokerage commissions.  During 2009, the decline in brokerage commission revenue was largely attributable to continued difficult market conditions, changes in customers’ investment preferences, and internal reorganizations which included a change in the Company’s broker dealer relationship for retail investment products.

Service Charges on Deposit Accounts totaled $4,065,000 during the year ended December 31, 2010 representing a decline of 8% compared with 2009 due in large part to less customer utilization of the Company’s overdraft protection program and to a lesser degree changes implemented in the program during the third quarter of 2010 related to Regulation E.  During 2009, Service Charges on Deposit Accounts declined 11% over 2008 attributable to less customer utilization of the Company’s overdraft protection program.

During the year ended December 31, 2010, Insurance Revenues remained relatively stable totaling $5,347,000, an increase of $51,000 or 1%, over 2009 levels.  During the year ended December 31, 2009, Insurance Revenues totaled $5,296,000 representing a decline of $1,010,000 or 16% compared to 2008.  The decline was largely attributable to decreases in contingency revenue and lower levels of commercial insurance revenues in the Company’s property and casualty insurance subsidiary.

Company owned life insurance income declined by $298,000 or 27% during 2010 compared with 2009 following an increase of $313,000 or 40% during 2009 compared with 2008.  During both years the variance was attributable to death benefits received from life insurance policies during 2009.

Net interchange revenues related to debit cards increased approximately $274,000 or 28% during 2010 compared with 2009.  This increase was primarily attributable to a vendor processing conversion during 2010 and increased customer utilization. Other operating income increased $873,000 or 41% during the year ended December 31, 2010 compared with the year ended December 31, 2009.  This increase was due primarily to a net gain on the sale of other real estate during 2010 compared with a net loss during 2009 (representing an approximately $511,000 difference year over year).

During the year ended December 31, 2010, the net gain on sales of residential loans totaled $2,160,000, an increase of $400,000 or 23%, over the gain of $1,760,000 during 2009.  Strong residential mortgage loan sales and improved pricing on those loans sold and those loans held for sale produced the increased gains on sale.  The net gain of sales of residential loans increased $361,000 or 26% during 2009 compared with 2008 due largely to higher levels of residential loan sales during 2009 compared with 2008.  Loan sales for 2010, 2009, and 2008 totaled $119.3 million, $143.6 million, and $108.0 million, respectively.

During 2010, the Company recorded no gain or loss on securities.  During 2009, the Company recognized a net loss on securities of $423,000 related to the recognition of other-than-temporary impairment charges on the Company’s portfolio of non-controlling investments in other banking organizations.  The Company recognized a net gain on securities of $94,000 during the year ended December 31, 2008.

NON-INTEREST EXPENSE

During the year ended December 31, 2010, Non-interest Expense totaled $41,361,000, an increase of $970,000 or 2% from the year ended 2009.  During 2009, Non-interest Expense increased $3,675,000 or 10% as compared with 2008.

				% Change From
Non-interest Expense (dollars in thousands)	Years Ended December 31,			Prior Year
	2010	2009	2008	2010	2009
Salaries and Employee Benefits	$22,070	$21,961	$20,786	0%	6%
Occupancy, Furniture and Equipment Expense	6,083	6,035	5,677	1	6
FDIC Premiums	1,455	1,863	209	(22)	791
Data Processing Fees	1,411	1,368	1,493	3	(8)
Professional Fees	2,285	1,740	1,670	31	4
Advertising and Promotion	1,255	993	1,078	26	(8)
Supplies	755	528	570	43	(7)
Intangible Amortization	898	909	889	(1)	2
Other Operating Expenses	5,149	4,994	4,344	3	15
TOTAL NON-INTEREST EXPENSE	$41,361	$40,391	$36,716	2	10

Salaries and Employee Benefits totaled $22,070,000 during the year ended December 31, 2010 representing less than a 1% increase compared with the year ended December 31, 2009.  Salaries and Employee Benefits totaled $21,961,000 during 2009 representing an increase of $1,175,000 or 6% from 2008.  The increase in 2009 was attributable to increased costs associated with the Company’s partially self-insured health insurance plan.

Occupancy, Furniture and Equipment Expense totaled $6,083,000 during the year ended December 31, 2010 representing an increase of $48,000 or just under 1% from the year ended 2009.  Occupancy, Furniture and Equipment Expense increased $358,000 or 6% during 2009 compared with 2008 largely attributable to depreciation expense associated with renovations to existing branch facilities and upgrades to and purchases of information technology systems.

The Company’s FDIC deposit insurance assessments totaled $1,455,000 representing a decrease of $408,000 or 22% during the year-ended December 31, 2010 compared with 2009.  This followed an increase of $1,654,000 or 791% in 2009 compared with 2008.  The significant increase in 2009 resulted from an industry-wide increase in quarterly assessments as the FDIC began to recapitalize the deposit insurance fund, in addition to an industry wide special assessment in the second quarter of 2009 of approximately $550,000 which represented 5 basis points of the Company’s subsidiary bank’s total assets less Tier 1 Capital.  During 2010, the elevated quarterly assessments continued, but there was no industry wide special assessment as there was in 2009.

Professional fees totaled $2,285,000, an increase of $545,000 or 31%, during the year ended December 31, 2010 compared with 2009 primarily as a result of professional fees incurred during 2010 that were associated with the acquisition of American Community Bancorp, Inc. effective January 1, 2011 and the acquisition of two branch offices during the second quarter of 2010.  Professional fees increased $70,000 or 4% during 2009 compared with 2008.

Advertising and promotion totaled $1,255,000, an increased $262,000 or 26%, in the year ended December 31, 2010 compared with 2009 largely as a result of the Company’s common identity initiative and the acquisition of two branch offices in a new market for the Company during the second quarter of 2010.  Advertising and promotion declined approximately 8% during 2009 compared with 2008.

Supplies expense totaled $755,000, an increased $227,000 or 43%, in the year ended December 31, 2010 compared with 2009 largely as a result of the Company’s common identity initiative.  Supplies expense declined approximately 7% during 2009 compared with 2008.

Other operating expense totaled $5,194,000, an increase of $155,000 or 3%, during the year ended December 31, 2010 compared with 2010.  The increase was largely attributable to the Company’s common identity initiative.  Other operating expenses increased $650,000 or 15% during 2009 compared with 2008.  The increase during 2009 was largely attributable to an increased level of loan collection costs and amortization expense related to a new market tax credit project in which the Company invested in the fourth quarter of 2009.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future.  Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns.  The Company’s effective tax rate was 29.6%, 24.7%, and 30.6%, respectively, in 2010, 2009, and 2008.  The effective tax rate in all periods is lower than the blended statutory rate.  The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.  In addition, during 2009 the Company’s effective tax rate was reduced as a result of tax credits attributable to a new markets tax credit in which the Company invested in 2009.  This credit continued during 2010.  See Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and its affiliate bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  The Company and its affiliate bank at year-end 2010 were categorized as well-capitalized as that term is defined by applicable regulations.  See Note 7 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

The Company continues to maintain a strong capital position.  Shareholders’ equity totaled $121.5 million and $113.5 million at December 31, 2010 and 2009, respectively.  Total equity represented 8.8% and 9.1%, respectively, of year-end 2010 and 2009 total assets.  The Company paid cash dividends of $6.2 million or $0.56 per share in 2010 and 2009.  The increase in shareholders’ equity during 2010 compared with 2009 was primarily the result of increased retained earnings of $7.2 million.

On April 30, 2009, the Company issued $19.3 million of 8% redeemable subordinated debentures that will mature in a single payment of principal on March 30, 2019 for gross proceeds to the Company (before offering expenses) of $19.3 million.  The Company has the right to redeem the debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board.  The entire principal amount was includable in the Company’s Tier 2 regulatory capital under banking agency regulatory standards at December 31, 2010 and 2009.

USES OF FUNDS

LOANS

Year-end 2010 loans outstanding increased approximately $39.2 million or 4% compared with year-end 2009.  The overall increase in the loan portfolio was largely driven by the May 2010 branch acquisition, pursuant to which the Company acquired approximately $42.9 million in loans.  Commercial and industrial loans increased $29.5 million or 16%, commercial real estate loans increased $5.3 million or 2%, agricultural loans increased $8.3 million or 5%, and consumer loans increased $3.5 million or 4% during 2010 while residential mortgage loans decreased $7.4 million or 9% during 2010.  The decline in the residential loan portfolio was the result of continued refinancing activity and the Company’s continuance of selling a vast majority of production into the secondary market.

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

The composition of the loan portfolio has remained relatively stable over the past several years including 2010.  The portfolio is most heavily concentrated in commercial real estate loans at 37% of the portfolio.  While this is the largest component of the total portfolio, the Company has only limited exposure in construction and development lending with this segment representing approximately 2% of the total loan portfolio.  In addition, the Company’s exposure to non-owner occupied commercial real estate is limited to 21% of the total loan portfolio at year-end 2010.  The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Commercial and Industrial Loans and Leases	$218,443	$188,962	$175,828	$158,556	$158,502
Commercial Real Estate Loans	339,555	334,255	329,363	298,477	243,783
Agricultural Loans	165,166	156,845	159,923	165,592	148,872
Consumer Loans	118,244	114,736	127,343	131,110	132,791
Residential Mortgage Loans	77,310	84,677	100,054	116,908	114,687
Total Loans	918,718	879,475	892,511	870,643	798,635
Less: Unearned Income	(1,482)	(1,653)	(2,075)	(2,922)	(2,376)
Subtotal	917,236	877,822	890,436	867,721	796,259
Less: Allowance for Loan Losses	(13,317)	(11,016)	(9,522)	(8,044)	(7,129)
Loans, Net	$903,919	$866,806	$880,914	$859,677	$789,130

Ratio of Loans to Total Loans
Commercial and Industrial Loans	24%	21%	20%	18%	20%
Commercial Real Estate Loans	37%	38%	37%	35%	30%
Agricultural Loans	18%	18%	18%	19%	19%
Consumer Loans	13%	13%	14%	15%	17%
Residential Mortgage Loans	8%	10%	11%	13%	14%
Total Loans	100%	100%	100%	100%	100%

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

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2010, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within	One to Five	After
	One Year	Years	Five Years	Total

Commercial and Agricultural	$315,635	$322,832	$84,697	$723,164

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans maturing after one year	$114,456	$293,073

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2010	%	2009	%	2008	%

Federal Funds Sold and Other Short-term Investments	$4,250	1%	$12,002	5%	$27,791	14%
U.S. Treasury and Agency Securities	—	—	5,000	2	—	—
Obligations of State and Political Subdivisions	33,087	10	24,285	9	19,887	10
Mortgage-backed Securities - Residential	304,935	88	214,591	83	151,499	74
Equity Securities	2,418	1	2,818	1	3,620	2
Total Securities Portfolio	$344,690	100%	$258,696	100%	$202,797	100%

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $86.0 million at year-end 2010 compared with year-end 2009 and increased $55.9 million at year-end 2009 compared with year-end 2008.  The increase in the portfolio during 2010 and 2009 was largely due to the growth of the Company’s core deposit base at a greater pace than the Company’s loan portfolio.

The largest concentration in the investment portfolio continues to be in mortgage related securities representing 88% of the total securities portfolio at December 31, 2010. The Company’s level of obligations of state and political subdivisions increased to $33.1 million or 10% of the portfolio at December 31, 2010.

The Company’s equity securities portfolio at year-end 2010 consisted of non-controlling common stock investments in three unaffiliated banking companies.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
	2010	2009	2008
Securities Held-to-Maturity
Obligations of State and Political Subdivisions	$1,604	$2,774	$3,326

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$—	$4,970	$—
Obligations of State and Political Subdivisions	32,178	22,378	16,868
Mortgage-backed Securities - Residential	311,066	221,252	155,627
Equity Securities	3,503	2,340	3,345
Subtotal of Securities Available-for-Sale	346,747	250,940	175,840

Total Securities	$348,351	$253,714	$179,166

The Company’s $346.7 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements.  Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of debt securities at December 31, 2010 are shown in the following table by expected maturity.  Mortgage-backed securities are based on estimated average lives.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.  Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2010
(dollars in thousands)
	Within		After One But		After Five But		After Ten
	One Year		Within Five Years		Within Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and Agency Securities	$—	N/A	$—	N/A	$—	N/A	$—	N/A
Obligations of State and Political Subdivisions	590	7.14%	5,665	5.16%	5,520	5.59%	21,312	6.64%
Mortgage-backed Securities - Residential	9,924	4.94%	267,946	3.76%	27,065	3.10%	—	N/A

Total Securities	$10,514	4.44%	$273,611	3.79%	$32,585	3.52%	$21,312	6.64%

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2010.  These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”), JPMorgan Chase Bank N.A., and subordinated debentures issued during 2009 through a shareholders’ rights offering, time deposits, and lease commitments for certain office facilities.  Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term Borrowings	$80,332	$30	$38,069	$11,581	$30,652
Time Deposits	361,550	203,173	134,517	23,733	127
Capital Lease Obligation	1,346	81	162	162	941
Operating Lease Commitments	2,425	359	574	404	1,088
Total Contractual Obligations	$445,653	$203,643	$173,322	$35,880	$32,808

SOURCES OF FUNDS

The Company’s primary source of funding is its base of core customer deposits.  Core deposits consist of demand deposits, savings, interest-bearing checking, money market accounts, and certificates of deposit of less than $100,000.  Other sources of funds are certificates of deposit of $100,000 or more, brokered deposits, overnight borrowings from other financial institutions and securities sold under agreement to repurchase.  The membership of the Company’s affiliate bank in the Federal Home Loan Bank System provides a significant additional source for both long and short-term collateralized borrowings.  In addition, the Company, as a separate and distinct corporation from its bank and other subsidiaries, also has the ability to borrow funds from other financial institutions and to raise debt or equity capital from the capital markets and other sources.  The following pages contain a discussion of changes in these areas.

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances				% Change From
(dollars in thousands)	December 31,			Prior Year
	2010	2009	2008	2010	2009
Demand Deposits
Non-interest-bearing	$173,091	$149,673	$140,962	16%	6%
Interest-bearing	281,355	245,811	212,467	14	16
Savings Deposits	76,721	63,182	57,948	21	9
Money Market Accounts	160,889	164,221	151,645	(2)	8
Other Time Deposits	269,286	251,906	258,314	7	(2)
Total Core Deposits	961,342	874,793	821,336	10	7
Certificates of Deposits of $100,000 or more and Brokered Deposits	84,953	89,135	100,801	(5)	(12)
FHLB Advances and
Other Borrowings	150,737	143,332	138,888	5	3
Total Funding Sources	$1,197,032	$1,107,260	$1,061,025	8	4

Maturities of certificates of deposit of $100,000 or more are summarized as follows:
(dollars in thousands)
	3 Months	3 thru	6 thru	Over
	Or Less	6 Months	12 Months	12 Months	Total

December 31, 2010	$25,335	$11,159	$17,057	$35,036	$88,587

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately 10% during 2010 following a 7% increase during 2009.  The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products.  Core deposits continue to represent a stable and viable funding source for the Company’s operations.  Core deposits represented 80% of average total funding sources during 2010 compared with 79% during 2009 and 77% during 2008.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported.  Average demand, savings, and money market deposits increased 11% during both 2010 and 2009.  Average demand, savings, and money market deposits totaled $692.1 million or 72% of core deposits (58% of total funding sources) in 2010 compared with $622.9 million or 71% of core deposits (56% of total funding sources) in 2009 and $563.0 million or 69% of core deposits (53% of total funding sources) in 2008.

Other time deposits consist of certificates of deposits in denominations of less than $100,000.  These deposits increased by 7% during 2010 following a decrease of 2% in 2009.  Other time deposits comprised 28% of core deposits in 2010, 29% in 2009 and 31% in 2008.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding.  Average borrowed funds increased $7.4 million or 5% during 2010 following an increase of $4.4 million or 3% in 2009.  Borrowings comprised approximately 13% of average total funding sources in 2010, 2009 and 2008.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary.  Large denomination certificates and brokered deposits decreased $4.2 million or 5% during 2010 following a decline of $11.7 million or 12% during 2009.  Large certificates and brokered deposits comprised approximately 7% of average total funding sources in 2010, 8% in 2009 and 10% in 2008.  This type of funding is used as both long-term and short-term funding sources.

The bank subsidiary of the Company also utilizes short-term funding sources from time to time.  These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within one day of the transaction date, and secured overnight variable rate borrowings from the FHLB.  These borrowings represent an important source of short-term liquidity for the Company’s bank subsidiary.  Long-term debt at the Company’s bank subsidiary is in the form of FHLB advances, which are secured by the pledge of certain investment securities, residential and housing-related mortgage loans, and certain other commercial real estate loans.  See Note 6 to the Company’s consolidated financial statements included in Item 8 of this Report for further information regarding borrowed funds.

PARENT COMPANY FUNDING SOURCES

The parent company is a corporation separate and distinct from its bank and other subsidiaries.  For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 15 to the Company’s consolidated financial statements included in Item 8 of this Report.

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations.  Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary.  The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company.  See Note 7, Stockholders’ Equity, of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference.  The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings, which are discussed in detail below.

At year-end 2010, the Company had an outstanding credit facility with JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to which (a) the parent company is obligated to the Lender under a $10 million subordinated debenture issued by the parent company to the Lender in 2006, and a term loan made by the Lender to the parent company in 2006 in the original principal amount of $10 million, and (b) the Lender has made available to the parent company a $5 million revolving line of credit.  The Company's obligations to repay its borrowings from the Lender under the term loan and the line of credit are secured by a pledge to the Lender of all of the Company's stock in the Bank.

The subordinated debenture held by the Lender matures in a single installment of principal on January 1, 2014.  Interest is payable quarterly on the outstanding principal balance.

The term loan matures on the following schedule:  $1.0 million principal amount was payable on January 1, 2008 and $1.5 million was or is payable on January 1 of each of the years 2009 through 2014, inclusive.  Interest is payable quarterly on the outstanding principal balance. The outstanding principal balance of the term loan was $4.5 million at year-end 2010 (the $1.5 million principal payment due January 1, 2011 was made in late December 2010).

The revolving line of credit expires on September 30, 2011, at which time any amounts then outstanding would be due and payable to the Lender.  The interest rate payable by the Company to the Lender in respect of LIBOR-based advances made to the Company under the line of credit is LIBOR plus 300 basis points, and includes a provision for a non-refundable fee on the unused portion of the maximum amount available under the line of credit of 35 basis points per annum, due quarterly in arrears.  At December 31, 2010, there was no outstanding balance owed to the Lender under the revolving line of credit.

The parent company has made certain representations and warranties to the Lender, and has agreed to comply with certain affirmative and negative covenants with the Lender.  Among the affirmative covenants are provisions requiring that (a) the Company maintain the capital ratios of the parent company and of its subsidiary bank(s) at levels that would be considered “well-capitalized” under the prompt corrective action regulations of the federal banking agencies, (b) the Company maintain a consolidated ratio of (i) the sum of its non-performing loans plus other real estate owned (real estate that is neither used in the ordinary course of the business of the Company or its subsidiaries nor held for future use) (OREO) to (ii) the sum of the Company's loans plus OREO, of not greater than 3.25% (at December 31, 2010, this ratio was 1.45%), and (c) the Company maintain during each twelve-month period (tested quarterly, commencing December 31, 2010) a minimum ratio of cash flow to fixed charges (as defined, parent company only) of 1-to-1 (the Company’s ratio tested as of December 31, 2010, for the twelve-month period then ended was 1.46-to-1).  If the parent company were to fall out of compliance with its representations and warranties to the Lender or were to breach its covenants with the Lender, the Lender could elect to declare that the Company is in default under the credit facility with the Lender, and as a result (a) could elect to declare all amounts borrowed under the term loan and the revolving line of credit (and, in certain limited cases, the amount payable under the subordinated debenture) to be immediately due and payable and (b) could refuse to advance to the Company additional amounts under the revolving line of credit.

On April 30, 2009, the parent company issued $19.3 million of 8% redeemable subordinated debentures that will mature in a single payment of principal on March 30, 2019 for gross proceeds (before offering expenses) of $19.3 million.  The parent company has the right to redeem the debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board.  The entire principal amount was includable in the parent company’s consolidated Tier 2 regulatory capital under banking agency regulatory standards at December 31, 2010.

See Note 6 to the Company’s consolidated financial statements included in Item 8 of this Report for further information regarding the parent company borrowed funds.

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

The allowance for loan losses is comprised of: (a) specific reserves on individual credits; (b) general reserves for certain loan categories and industries, and overall historical loss experience; and (c) unallocated reserves based on performance trends in the loan portfolios, current economic conditions, and other factors that influence the level of estimated probable losses.  The need for specific reserves are considered for credits when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectability of the loan is in question, or the loan characteristics require special monitoring.

Allowance for Loan Losses
(dollars in thousands)	Years Ended December 31,
	2010	2009	2008	2007	2006
Balance of Allowance for Possible Losses at Beginning of Period	$11,016	$9,522	$8,044	$7,129	$9,265

Loans Charged-off:
Commercial and Industrial Loans	345	941	148	506	870
Commercial Real Estate Loans	2,842	1,248	2,005	1,601	2,187
Agricultural Loans	44	—	28	360	—
Consumer Loans	465	640	686	508	706
Residential Mortgage Loans	518	345	257	269	185
Total Loans Charged-off	4,214	3,174	3,124	3,244	3,948

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans	24	—	49	53	78
Commercial Real Estate Loans	1,089	588	285	270	35
Agricultural Loans	—	17	—	55	30
Consumer Loans	171	192	267	172	226
Residential Mortgage Loans	6	121	11	18	34
Total Recoveries	1,290	918	612	568	403

Net Loans Recovered (Charged-off)	(2,924)	(2,256)	(2,512)	(2,676)	(3,545)
Additions to Allowance Charged to Expense	5,225	3,750	3,990	3,591	925
Allowance from Acquired Subsidiary	—	—	—	—	484
Balance at End of Period	$13,317	$11,016	$9,522	$8,044	$7,129

Net Charge-offs to Average Loans Outstanding	0.32%	0.25%	0.29%	0.32%	0.50%
Provision for Loan Losses to Average Loans Outstanding	0.58%	0.42%	0.45%	0.43%	0.13%
Allowance for Loan Losses to Total Loans at Year-end	1.45%	1.25%	1.07%	0.93%	0.90%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Commercial and Industrial Loans	$3,713	$2,146	$2,476	$1,830	$1,799
Commercial Real Estate Loans	7,497	6,477	4,909	4,068	3,365
Agricultural Loans	750	872	1,258	1,343	971
Consumer Loans	582	520	481	483	602
Residential Mortgage Loans	543	545	398	320	341
Unallocated	232	456	—	—	51

Total Allowance for Loan Losses	$13,317	$11,016	$9,522	$8,044	$7,129

The allowance for loan losses at year-end 2010 increased to $13.3 million or 1.45% of total loans compared to $11.0 million or 1.25% of total loans at year-end 2009.  The increase in the allowance for loan losses during 2010 was largely attributable to an increased level of commercial watch list, adversely classified, and impaired loans.  While this increased level has not necessarily translated into a significant increase in the Company’s non-performing loan portfolio or increase in net charge-offs, the Company’s methodology for determining the allowance indicated a higher level of allowance for loan losses was warranted when compared with prior years.

The allowance for loan loss at year-end 2010 represented 119% of non-performing loans compared to 125% at year-end 2009.  Net charge-offs totaled $2.9 million or 0.32% of average loans during 2010.  This compares to net charge-offs of $2.3 million or 0.25% of average loans outstanding during 2009 and $2.5 million or 0.29% of average loans outstanding during 2008.

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

Non-performing Assets	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Non-accrual Loans	$10,150	$8,374	$8,316	$4,356	$9,652
Past Due Loans (90 days or more)	671	113	34	8	—
Restructured Loans	396	306	—	—	—
Total Non-performing Loans	11,217	8,793	8,350	4,364	9,652
Other Real Estate	2,095	2,363	1,818	1,517	845
Total Non-performing Assets	$13,312	$11,156	$10,168	$5,881	$10,497

Non-performing Loans to Total Loans	1.22%	1.00%	0.94%	0.50%	1.21%
Allowance for Loan Losses to Non-performing Loans	118.72%	125.28%	114.04%	184.33%	73.86%

Non-performing assets totaled $13.3 million at December 31, 2010 compared with $11.2 million at December 31, 2009.  Non-performing loans totaled $11.2 million at December 31, 2010 and $8.8 million at December 31, 2009.  Non-performing loans represented 1.22% of total outstanding loans at December 31, 2010 compared with 1.00% of total outstanding loans at year-end 2009.

The increase in non-performing assets and more specifically non-accrual loans during 2010 was largely attributable to two commercial real estate credit relationships.  These two credit relationships totaled approximately 45% of the total non-accrual loans as of December 31, 2010.  The first credit, which was placed on non-accrual status during the first quarter of 2010, is a commercial development land loan that totaled $2.4 million at December 31, 2010.  The Company is continuing to work with the borrower and potential buyers to liquidate the property while foreclosure proceeding are also continuing.  The second loan, which was placed on non-accrual during the third quarter 2010, is a commercial warehouse-space loan that totaled $2.1 million at December 31, 2010 and is currently partially occupied.  The Company restructured the loan, but kept the loan on non-accrual status, and is continuing to work with the borrower in an attempt to liquidate the property.  As economic pressures continue as a result of difficult economic conditions, increasing numbers of the Company’s borrowers could be negatively impacted resulting in an increased level of non-performing loans in future periods.

Loan impairment is reported when full repayment under the terms of the loan is not expected.   If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral.  Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment.  Smaller balance homogeneous loans are evaluated for impairment in total.  Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures.  Individually evaluated loans on non-accrual are generally considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  The total dollar amount of impaired loans at December 31, 2010 was $16.7 million.  For additional detail on impaired loans, see Note 3 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2010 was $277,000.  The gross interest income that would have been recognized in 2010 on non-performing loans if the loans had been current in accordance with their original terms was $907,000.  Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary bank to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings.  Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiary, which are subject to certain regulatory limitations explained in Note 7 to the Company’s consolidated financial statements included in Item 8 of this Report, as enhanced by its ability to draw upon term financing arrangements and a line of credit established by the parent company with a correspondent bank lender as described under “SOURCES OF FUNDS – Parent Company Funding Sources”, above.  The subsidiary bank’s source of funding is predominately core deposits, time deposits in excess of $100,000 and brokered certificates of deposit, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank and Federal Reserve Bank.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than stand-by letters of credit as disclosed in Note 12 to the Company’s consolidated financial statements included in Item 8 of this Report.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates.  The table indicates that as of December 31, 2010 the Company’s estimated NPV might be expected to decrease under either an increase or decrease of 2% in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2010
			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in Rates	Amount	% Change	NPV Ratio	Change
+2%	$129,111	(16.44)%	9.80%	(142)	b.p.
+1%	142,800	(7.58)%	10.60%	(62)	b.p.
Base	154,509	—	11.22%	—
-1%	141,642	(8.33)%	10.19%	(103)	b.p.
-2%	127,074	(17.76)%	9.10%	(212)	b.p.

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
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Louisville, Kentucky	/s/ Crowe Horwath LLP
March 9, 2011	Crowe Horwath LLP

Consolidated Balance Sheets
Dollars in thousands, except per share data
	December 31,
	2010	2009
ASSETS
Cash and Due from Banks	$15,021	$16,052
Federal Funds Sold and Other Short-term Investments	4,250	12,002
Cash and Cash Equivalents	19,271	28,054

Securities Available-for-Sale, at Fair Value	346,747	250,940
Securities Held-to-Maturity, at Cost (Fair value of $1,613 and $2,801 on December 31, 2010 and 2009, respectively)	1,604	2,774

Loans Held-for-Sale	11,850	5,706

Loans	918,718	879,475
Less: Unearned Income	(1,482)	(1,653)
Allowance for Loan Losses	(13,317)	(11,016)
Loans, Net	903,919	866,806

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	9,207	10,621
Premises, Furniture and Equipment, Net	25,974	22,153
Other Real Estate	2,095	2,363
Goodwill	9,835	9,655
Intangible Assets	2,624	2,618
Company Owned Life Insurance	24,822	24,008
Accrued Interest Receivable and Other Assets	17,940	17,267

TOTAL ASSETS	$1,375,888	$1,242,965

LIABILITIES
Non-interest-bearing Demand Deposits	$184,204	$155,268
Interest-bearing Demand, Savings, and Money Market Accounts	541,532	484,699
Time Deposits	361,550	329,676

Total Deposits	1,087,286	969,643

FHLB Advances and Other Borrowings	153,717	148,121
Accrued Interest Payable and Other Liabilities	13,351	11,652

TOTAL LIABILITIES	1,254,354	1,129,416

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	11,105	11,077
Additional Paid-in Capital	69,297	68,816
Retained Earnings	36,232	29,041
Accumulated Other Comprehensive Income	4,900	4,615

TOTAL SHAREHOLDERS’ EQUITY	121,534	113,549

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,375,888	$1,242,965

End of period shares issued and outstanding	11,105,583	11,077,382

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income Dollars in thousands, except per share data
	Years Ended December 31,
	2010	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$53,266	$53,905	$58,477
Interest on Federal Funds Sold and Other Short-term Investments	76	106	593
Interest and Dividends on Securities:
Taxable	9,812	8,660	8,007
Non-taxable	1,039	1,065	768

TOTAL INTEREST INCOME	64,193	63,736	67,845

INTEREST EXPENSE
Interest on Deposits	10,561	13,495	21,212
Interest on FHLB Advances and Other Borrowings	4,961	5,728	5,696

TOTAL INTEREST EXPENSE	15,522	19,223	26,908

NET INTEREST INCOME	48,671	44,513	40,937
Provision for Loan Losses	5,225	3,750	3,990

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,446	40,763	36,947

NON-INTEREST INCOME
Trust and Investment Product Fees	1,582	1,617	2,288
Service Charges on Deposit Accounts	4,065	4,395	4,920
Insurance Revenues	5,347	5,296	6,306
Company Owned Life Insurance	806	1,104	791
Interchange Fee Income	1,243	969	909
Other Operating Income	1,740	1,141	1,503
Net Gains on Sales of Loans	2,160	1,760	1,399
Net Gain (Loss) on Securities	—	(423)	94

TOTAL NON-INTEREST INCOME	16,943	15,859	18,210

NON-INTEREST EXPENSE
Salaries and Employee Benefits	22,070	21,961	20,786
Occupancy Expense	3,492	3,382	3,249
Furniture and Equipment Expense	2,591	2,653	2,428
FDIC Premiums	1,455	1,863	209
Data Processing Fees	1,411	1,368	1,493
Professional Fees	2,285	1,740	1,670
Advertising and Promotion	1,255	993	1,078
Supplies	755	528	570
Intangible Amortization	898	909	889
Other Operating Expenses	5,149	4,994	4,344

TOTAL NON-INTEREST EXPENSE	41,361	40,391	36,716

Income before Income Taxes	19,028	16,231	18,441
Income Tax Expense	5,623	4,013	5,638
NET INCOME	$13,405	$12,218	$12,803

Earnings per Share	$1.21	$1.10	$1.16

Diluted Earnings per Share	$1.21	$1.10	$1.16

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity Dollars in thousands, except per share data

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2008	11,029,484	$11,029	$68,408	$16,681	$998	$97,116

Comprehensive Income:
Net Income				12,803		12,803
Changes in Unrealized Gain (Loss) on Securities Available for Sale, net					1,612	1,612
Change in Unrecognized Loss on Postretirement Benefit Obligation					144	144
Total Comprehensive Income						14,559
Cash Dividends ($.56 per share)				(6,177)		(6,177)
Adjustment to Initially Apply ASC 715-60				(288)		(288)
Employee Stock Purchase Plan			(46)			(46)
Restricted Share Grants	804	1	9			10

Balances, December 31, 2008	11,030,288	11,030	68,371	23,019	2,754	105,174

Comprehensive Income:
Net Income				12,218		12,218
Changes in Unrealized Gain (Loss) on Securities Available for Sale, net					1,908	1,908
Change in Unrecognized Amounts in Pension					(47)	(47)
Total Comprehensive Income						14,079
Cash Dividends ($.56 per share)				(6,196)		(6,196)
Issuance of Common Stock for:
Exercise of Stock Options	3,354	3	6			9
Employee Stock Purchase Plan			(2)			(2)
Restricted Share Grants	43,740	44	441			485

Balances, December 31, 2009	11,077,382	11,077	68,816	29,041	4,615	113,549

Comprehensive Income:
Net Income				13,405		13,405
Changes in Unrealized Gain (Loss) on Securities Available for Sale, net					474	474
Change in Unrecognized Loss on Postretirement Benefit Obligation					(176)	(176)
Change in Unrecognized Amounts in Pension					(13)	(13)
Total Comprehensive Income						13,690
Cash Dividends ($.56 per share)				(6,214)		(6,214)
Issuance of Common Stock for:
Exercise of Stock Options	3,698	4	31			35
Employee Stock Purchase Plan			(30)			(30)
Restricted Share Grants	24,503	24	381			405
Income Tax Benefit From Restricted Share Grant			99			99

Balances, December 31, 2010	11,105,583	$11,105	$69,297	$36,232	$4,900	$121,534

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows Dollars in thousands

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,405	$12,218	$12,803
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Accretion on Securities	1,080	(144)	(812)
Depreciation and Amortization	3,720	3,688	3,362
Loans Originated for Sale	(125,473)	(145,993)	(105,448)
Proceeds from Sales of Loans Held-for-Sale	121,489	145,213	109,378
Loss in Investment in Limited Partnership	135	138	141
Provision for Loan Losses	5,225	3,750	3,990
Gain on Sale of Loans, net	(2,160)	(1,760)	(1,399)
Gain on Securities, net	—	—	(1,031)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(161)	364	62
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(33)	11	(25)
Other-than-temporary Impairment on Securities	—	423	937
Increase in Cash Surrender Value of Company Owned Life Insurance	(814)	(670)	(805)
Equity Based Compensation	405	485	10
Excess Tax Benefit from Restricted Share Grant	(99)	—	—
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(532)	(4,236)	1,798
Interest Payable and Other Liabilities	1,040	(3,062)	(827)
Net Cash from Operating Activities	17,227	10,425	22,134

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	59,795	54,294	52,304
Proceeds from Sales of Securities Available-for-Sale	—	379	53,641
Purchase of Securities Available-for-Sale	(155,797)	(127,192)	(130,170)
Proceeds from Maturities of Securities Held-to-Maturity	1,175	554	1,140
Proceeds from Redemption of Federal Home Loan Bank Stock	1,414	—	—
Purchase of Loans	(3,496)	(24,078)	(29,574)
Proceeds from Sales of Loans	6,778	21,057	5,369
Loans Made to Customers, net of Payments Received	(4,874)	10,678	(4,447)
Proceeds from Sales of Other Real Estate	2,575	1,756	3,068
Property and Equipment Expenditures	(1,975)	(2,637)	(2,122)
Proceeds from Sales of Property and Equipment	512	4	65
Acquire Bank Branches	855	—	—
Acquire Insurance Customer List	—	(386)	—
Net Cash from Investing Activities	(93,038)	(65,571)	(50,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	67,578	27,952	64,388
Change in Short-term Borrowings	37,900	8,745	(31,328)
Advances in Long-term Debt	—	29,250	25,000
Repayments of Long-term Debt	(32,305)	(21,541)	(6,167)
Income Tax Benefit from Restricted Share Grant	99	—	—
Employee Stock Purchase Plan	(30)	(2)	(46)
Dividends Paid	(6,214)	(6,196)	(6,177)
Net Cash from Financing Activities	67,028	38,208	45,670

Net Change in Cash and Cash Equivalents	(8,783)	(16,938)	17,078
Cash and Cash Equivalents at Beginning of Year	28,054	44,992	27,914
Cash and Cash Equivalents at End of Year	$19,271	$28,054	$44,992

Cash Paid During the Year for
Interest	$15,534	$19,815	$27,246
Income Taxes	6,102	4,305	6,122

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$2,160	$2,665	$3,353

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

Securities
Securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity.  These include securities that management may use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar reasons.  Equity securities with readily determinable fair values are classified as available-for-sale.  Equity securities that do not have readily determinable fair values are carried at historical cost and evaluated for impairment on a periodic basis.  Securities classified as available-for-sale are reported at fair value with unrealized gains or losses included as a separate component of equity, net of tax.  Securities classified as held-to-maturity are securities that the Company has both the ability and positive intent to hold to maturity.  Securities held-to-maturity are carried at amortized cost.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and risk classifications and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  Commercial Loans and Retail Loans.  Commercial Loans have been classified according to the following risk characteristics:  Commercial and Industrial Loans and Leases, Commercial Real Estate, and Agricultural Loans.  Commercial and Industrial loans are primarily based on the cash flows of the business operations and secured by assets being financed and other assets such as accounts receivable and inventory.  Commercial Real Estate Loans and Agricultural Loans are primarily based on cash flow of the borrower and their business and further secured by real estate.  All types of commercial and agricultural (real estate secured and non-real estate) may also come with personal guarantees of the borrowers and business owners.  Retail Loans have been classified according to the following risk characteristics:  Home Equity Loans, Consumer Loans and Residential Mortgage Loans.  Retail loans are generally dependent on personal income of the customer, and repayment is dependent on borrower’s personal cash flow and employment status which can be affected by general economic conditions.  Additionally, collateral values may fluctuate based on the impact of economic conditions on residential real estate values and other consumer type assets such as automobiles.

Loans or portions of loans shall be charged off when there is a distinct probability of loss identified.  A distinct probability of loss exists when it has been determined that any remaining sources of repayment are insufficient to cover all outstanding principal.  The probable loss is immediately calculated based on the value of the remaining sources of repayment and charged to the allowance for loan loss.

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

Restrictions on Cash
At December 31, 2010 and 2009, respectively, the Company was required to have $4,233 and $3,223 on deposit with the Federal Reserve, or as cash on hand.

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

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

2010
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	31,483	813	(118)	32,178
Mortgage-backed Securities - Residential	304,935	7,614	(1,483)	311,066
Equity Securities	2,418	1,085	—	3,503
Total	$338,836	$9,512	$(1,601)	$346,747

2009
U.S. Treasury and Agency Securities	$5,000	$—	$(30)	$4,970
Obligations of State and Political Subdivisions	21,511	931	(64)	22,378
Mortgage-backed Securities - Residential	214,591	7,065	(404)	221,252
Equity Securities	2,818	13	(491)	2,340
Total	$243,920	$8,009	$(989)	$250,940

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
2010
Obligations of State and Political Subdivisions	$1,604	$9	$—	$1,613

2009
Obligations of State and Political Subdivisions	$2,774	$27	$—	$2,801

The amortized cost and fair value of Securities at December 31, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.
	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$415	$417
Due after one year through five years	5,311	5,524
Due after five years through ten years	4,765	4,820
Due after ten years	20,992	21,417
Mortgage-backed Securities - Residential	304,935	311,066
Equity Securities	2,418	3,503
Total	$338,836	$346,747

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$175	$175
Due after one year through five years	355	356
Due after five years through ten years	754	762
Due after ten years	320	320
Total	$1,604	$1,613

Proceeds from the Sales of Securities are summarized below:
	2010	2009	2008
	Available-	Available-	Available-
	for-Sale	for-Sale	for-Sale

Proceeds from Sales and Calls	$—	$379	$53,641
Gross Gains on Sales and Calls	—	—	1,031

Income Taxes on Gross Gains	—	—	351

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $96,718 and $87,940 as of December 31, 2010 and 2009, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Below is a summary of securities with unrealized losses as of year-end 2010 and 2009, presented by length of time the securities have been in a continuous unrealized loss position:

At December 31, 2010:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	5,175	(118)	—	—	5,175	(118)
Mortgage-backed Securities - Residential	70,123	(1,483)	—	—	70,123	(1,483)
Equity Securities	—	—	—	—	—	—
Total	$75,298	$(1,601)	$—	$—	$75,298	$(1,601)

At December 31, 2009:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$4,970	$(30)	$—	$—	$4,970	$(30)
Obligations of State and Political Subdivisions	3,419	(64)	—	—	3,419	(64)
Mortgage-backed Securities - Residential	47,726	(403)	40	(1)	47,766	(404)
Equity Securities	1,533	(491)	—	—	1,533	(491)
Total	$57,648	$(988)	$40	$(1)	$57,688	$(989)

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

The Company’s equity securities consist of non-controlling investments in other banking organizations.  When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.  At December 31, 2010, none of the Company’s equity securities had an unrealized loss.  At December 31, 2009, certain equity securities in the Company’s portfolio with fair values below amortized cost were deemed to not be other-than-temporarily impaired due in large part to the overall financial condition of the issuers which included continued profitability throughout 2009 and 2008 and that the fair value of the securities had declined due to difficult macroeconomic conditions for equity security valuations of banking organizations.  In addition, the length of time that fair value has been less than cost was assessed and it was fair to expect that fair value could recover to a level greater than cost in a reasonable period of time.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans

Loans were comprised of the following classifications at December 31:
	2010	2009

Commercial:
Commercial and Industrial Loans and Leases	$218,443	$188,962
Commercial Real Estate Loans	339,555	334,255
Agricultural Loans	165,166	156,845
Retail:
Home Equity Loans	64,437	59,088
Consumer Loans	53,807	55,648
Residential Mortgage Loans	77,310	84,677
Subtotal	918,718	879,475
Less: Unearned Income	(1,482)	(1,653)
Allowance for Loan Losses	(13,317)	(11,016)
Loans, net	$903,919	$866,806

A summary of the activity in the Allowance for Loan Losses follows:
	2010	2009	2008

Balance as of January 1	$11,016	$9,522	$8,044
Provision for Loan Losses	5,225	3,750	3,990
Recoveries of Prior Loan Losses	1,290	918	612
Loan Losses Charged to the Allowance	(4,214)	(3,174)	(3,124)
Balance as of December 31	$13,317	$11,016	$9,522

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2010:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$4,583	$1,387	$3,196	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	8,734	2,326	4,301	750	220	362	543	232
Total Ending Allowance Balance	$13,317	$3,713	$7,497	$750	$220	$362	$543	$232

Loans:
Loans Individually Evaluated for Impairment	$16,833	$3,421	$13,357	$55	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	907,525	215,840	327,413	167,933	64,652	54,048	77,639	—
Total Ending Loans Balance (1)	$924,358	$219,261	$340,770	$167,988	$64,652	$54,048	$77,639	$—

(1)  Total recorded investment in loans includes $5,640 in accrued interest.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

Information regarding impaired loans:	2010	2009

Year-end impaired loans with no allowance for loan losses allocated	$2,868	$1,213
Year-end impaired loans with allowance for loan losses allocated	13,841	6,932

Amount of allowance allocated to impaired loans	4,583	3,024

	2010	2009	2008

Average balance of impaired loans during the year	$10,166	$6,676	$5,787

Interest income recognized during impairment	78	73	161
Interest income recognized on cash basis	78	71	161

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial and Industrial Loans and Leases	$570	$585	$—
Commercial Real Estate Loans	2,243	2,231	—
Agricultural Loans	55	55	—

With an allowance recorded:
Commercial and Industrial Loans and Leases	2,779	2,836	1,387
Commercial Real Estate Loans	11,062	11,126	3,196
Agricultural Loans	—	—	—
Total	$16,709	$16,833	$4,583

Nonperforming loans were as follows at December 31:
	2010	2009

Loans past due over 90 days and accruing and Restructured Loans	$1,067	$419
Non-accrual Loans	10,150	8,374
Total	$11,217	$8,793

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

		Loans Past Due
		Over 90 Days
	Non-Accrual	& Still Accruing

Commercial and Industrial Loans and Leases	$514	$547
Commercial Real Estate Loans	8,718	103
Agricultural Loans	55	—
Home Equity Loans	156	—
Consumer Loans	103	38
Residential Mortgage Loans	604	—
Total	$10,150	$688

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial and Industrial Loans and Leases	$219,261	$1,876	$782	$1,011	$3,669	$215,592
Commercial Real Estate Loans	340,770	149	700	5,843	6,692	334,078
Agricultural Loans	167,988	363	—	55	418	167,570
Home Equity Loans	64,652	132	12	156	300	64,352
Consumer Loans	54,048	604	95	108	807	53,241
Residential Mortgage Loans	77,639	2,112	580	604	3,296	74,343
Total (1)	$924,358	$5,236	$2,169	$7,777	$15,182	$909,176

(1)  Total recorded investment in loans includes $5,640 in accrued interest.

Troubled Debt Restructurings:

The Company has allocated $173 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010.  The Company had no specific reserves allocated to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009.  The Company has not committed to lending any additional amounts as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company classifies loans as to credit risk by individually analyzing loans.  This analysis includes commercial and industrial loans, commercial real estate loans, and agricultural loans with an outstanding balance greater than $100.  This analysis is typically performed on an at least an annual basis.  The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is a follows:

		Special
	Pass	Mention	Substandard	Doubtful

Commercial and Industrial Loans and Leases	$192,494	$14,782	$11,985	$—
Commercial Real Estate Loans	295,863	27,304	17,603	—
Agricultural Loans	161,871	3,294	2,823	—
Total	$650,228	$45,380	$32,411	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2010:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans

Performing	$64,496	$53,907	$77,035
Nonperforming	156	141	604
Total	$64,652	$54,048	$77,639

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2010.  A summary of the activity of these loans follows:

Balance		Changes			Balance
January 1,		in Persons	Deductions		December 31,
2010	Additions	Included	Collected	Charged-off	2010
$4,429	$4,411	$(1,295)	$(3,539)	$—	$4,006

NOTE 4 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2010	2009

Land	$5,709	$4,653
Buildings and Improvements	32,643	29,353
Furniture and Equipment	16,859	17,397
Total Premises, Furniture and Equipment	55,211	51,403
Less: Accumulated Depreciation	(29,237)	(29,250)
Total	$25,974	$22,153

Depreciation expense was $2,872, $2,772, and $2,509 for 2010, 2009, and 2008, respectively.

The Company leases one of its branch buildings under a capital lease.  The lease arrangement requires monthly payments through 2027. The Company has included this lease in buildings and improvements as follows:

	2010	2009
Capital Lease	$743	$743
Less: Accumulated Depreciation	(144)	(108)
Total	$599	$635

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Premises, Furniture, and Equipment (continued)

The following is a schedule of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at year end 2010:

2011	$81
2012	81
2013	81
2014	81
2015	81
Thereafter	941
Total minimum lease payments	1,346
Less: Amount representing interest	(662)
Present Value of Net Minimum Lease Payments	$684

NOTE 5 – Deposits

At year-end 2010, stated maturities of time deposits were as follows:

2011	$203,173
2012	96,552
2013	37,965
2014	1,697
2015	22,036
Thereafter	127
Total	$361,550

Time deposits of $100 or more at December 31, 2010 and 2009 were $88,587 and $63,276, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $0 and $10,000 at December 31, 2010 and 2009, respectively.

NOTE 6 – FHLB Advances and Other Borrowed Money; Subordinated Debentures

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements.  Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2010	2009
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$46,582	$77,369
Term Loans	4,500	6,000
Subordinated Debentures	29,250	29,250
Capital Lease Obligation	684	701
Long-term Borrowings	81,016	113,320

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$30,000	$1,300
Federal Funds Purchased	6,700	—
Repurchase Agreements	36,001	33,501
Short-term Borrowings	72,701	34,801

Total Borrowings	$153,717	$148,121

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 6 – FHLB Advances and Other Borrowed Money; Subordinated Debentures (continued)

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date.  Repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the value of the underlying securities.

	2010	2009

Average Daily Balance During the Year	$43,568	$24,231
Average Interest Rate During the Year	0.47%	0.73%
Maximum Month-end Balance During the Year	$58,393	$33,501
Weighted Average Interest Rate at Year-end	0.35%	0.50%

At December 31, 2010 interest rates on the fixed rate long-term FHLB advances ranged from 2.12% to 7.22% with a weighted average rate of 3.36%.  Of the $46.6 million, $35.0 million or 75% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without penalty.  The options on these advances are subject to a variety of terms including LIBOR based strike rates.

At December 31, 2009 interest rates on the fixed rate long-term FHLB advances ranged from 2.12% to 7.22% with a weighted average rate of 4.14%.  Of the $77.3 million, $55.0 million or 71% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without penalty.  The options on these advances are subject to a variety of terms including LIBOR based strike rates.

The long-term borrowings shown above includes $4.5 million and $6 million outstanding on a term loan owed by the parent company as of December 31, 2010 and 2009, respectively.  At December 31, 2010, interest on the term loan is based upon 90-day LIBOR plus 3.00%.  At December 31, 2009, interest on the term loan is based upon 90-day LIBOR plus 1.15%.  The term loan matures January 1, 2014.  At December 31, 2010, the parent company had a $5 million line of credit with no outstanding balance.  The line of credit matures September 30, 2011.  Interest on the line of credit is based upon 90-day LIBOR plus 3.00% and includes an unused commitment fee of 0.35%.  At December 31, 2009, the parent company had a $10 million line of credit with no outstanding balance.  Interest on the line of credit is based upon 90-day LIBOR plus 3.00% and includes an unused commitment fee of 0.35%.

At December 31, 2010, the long-term borrowings shown above includes an aggregate of $29.3 million of indebtedness represented by subordinated debentures issued by the Company’s parent company in two separate transactions.  A $10 million subordinated debenture issued by the parent company to another bank, bears interest based upon 90-day LIBOR plus 1.35%.  This subordinated debenture matures on January 1, 2014.  60% of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2010.  80% of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2009.  On April 30, 2009 the parent company issued $19.3 million principal amount of 8% redeemable subordinated debentures to the public.  These debentures will mature in a single payment of principal on March 30, 2019.  The Company has the right to redeem these debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board.  The entire principal amount of these debentures was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2010 and 2009.

Scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation, at December 31, 2010 are as follows:

2011	$30
2012	21,533
2013	16,536
2014	11,539
2015	42
Thereafter	30,652
Total	$80,332

See also Note 4 regarding the capital lease obligation.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – Stockholders’ Equity

The Company and affiliate bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  Management believes as of December 31, 2010, the Company and Bank meet all capital adequacy requirements to which it is subject.

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

At December 31, 2010, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$142,981	14.18%	$80,682	8.00%	N/A	N/A
Bank	131,969	13.19	80,013	8.00	$100,016	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$104,628	10.37%	$40,341	4.00%	N/A	N/A
Bank	119,457	11.94	40,006	4.00	$60,010	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$104,628	7.61%	$54,990	4.00%	N/A	N/A
Bank	119,457	8.74	54,643	4.00	$68,304	5.00%

At December 31, 2009, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$135,153	14.09%	$76,738	8.00%	N/A	N/A
Bank	129,874	13.62	76,266	8.00	$95,333	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$96,887	10.10%	$38,369	4.00%	N/A	N/A
Bank	118,858	12.47	38,133	4.00	$57,200	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$96,887	7.64%	$50,730	4.00%	N/A	N/A
Bank	118,858	9.50	50,048	4.00	$62,560	5.00%

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – Stockholders’ Equity (continued)

The Company and the affiliate bank at year-end 2010 and 2009 were categorized as well-capitalized.  There have been no conditions or events that management believes have changed the classification of the Company or affiliate bank under the prompt corrective action regulations since the last notification from regulators.  Regulations require the maintenance of certain capital levels at the affiliate bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders.  At December 31, 2010, the affiliate bank had $30,700 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At December 31, 2010, the Company has reserved 611,548 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

The following table presents activity for stock options under the Company’s equity incentive plan for 2010:

		Year Ended December 31, 2010
		Weighted	Weighted Average	Aggregate
	Number of	Average Price	Life of Options	Intrinsic
	Options	of Options	(in years)	Value

Outstanding at Beginning of Period	157,956	$16.44
Granted	—	—
Exercised	(13,205)	12.93
Forfeited	—	—
Expired	(8,700)	15.30
Outstanding & Exercisable at End of Period	136,051	$16.86	5.69	$212,158

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2010, 2009, and 2008:

	2010	2009	2008

Intrinsic Value of Options Exercised	$46	$55	$—
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$19	$10	$—
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – Stockholders’ Equity (continued)

During 2010 and 2009, the Company granted no options, and accordingly, recorded no stock compensation expense related to option grants.  The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2010, 2009, and 2008 because all outstanding options were fully vested prior to 2007.  As of December 31, 2010 and 2009, there was no unrecognized option expense as all outstanding options were fully vested.

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

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2010, 2009, and 2008:

	Year Ended	Year Ended	Year Ended
	12/31/2010	12/31/2009	12/31/2008

Restricted Stock Expense	$405	$485	$10
Cash Entitlement Expense	380	461	—
Tax Effect	(311)	(375)	(4)
Net of Tax	474	571	6

There was no unrecognized expense associated with the restricted stock grants as of December 31, 2010 and 2009.

The following table presents information on restricted stock grants outstanding for the period shown:

Year Ended
December 31, 2010
Weighted
	Restricted	Average Market
	Shares	Price at Grant

Outstanding at Beginning of Period	—	$—
Granted	24,503	16.56
Issued and Vested	(24,503)	16.56
Forfeited	—	—
Outstanding at End of Period	—	—

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount.  The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year.  The plan provides for the purchase of up to 500,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.  Funding for the purchase of common stock is from employee and Company contributions.

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan in 2010, 2009, and 2008 nor was there any unrecognized compensation expense as of December 31, 2010 and 2009 for the Employee Stock Purchase Plan.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – Stockholders’ Equity (continued)

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased.  As of December 31, 2010, the Company had purchased 334,965 shares under the program.  No shares were purchased under the program during the year ended December 31, 2010.

NOTE 8 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees.  The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors.  Company contributions were $608, $562, and $560 for 2010, 2009, and 2008, respectively.

The Company self-insures employee health benefits.  Stop loss insurance covers annual losses exceeding $85 per covered individual.  Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience.  Charges to earnings were $1,489, $2,476, and $1,387 for 2010, 2009, and 2008, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers.  Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate.  Accrued benefits payable totaled $2,492 and $2,735 at December 31, 2010 and 2009.  Deferred compensation expense was $223, $429, and $229 for 2010, 2009, and 2008, respectively.  In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company during 2008, 2009, and 2010.  Accrued benefits payable as a result of the agreements totaled $544 and $615 at December 31, 2010 and 2009, respectively.  Expense associated with these agreements totaled $135, $110, and $718 during 2010, 2009, and 2008, respectively.  The benefits under the agreements will be paid through 2017.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement.  The benefits under the plan were suspended in 1998.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company’s plan as of December 31, 2010 and 2009 was as follows:

Changes in Benefit Obligation:	2010	2009
Obligation at Beginning of Year	$674	$620
Interest Cost	34	36
Benefits Paid	(38)	(65)
Actuarial (Gain) Loss	42	83
Obligation at End of Year	712	674

Changes in Plan Assets:
Fair Value at Beginning of Year	289	331
Actual Return on Plan Assets	1	(1)
Employer Contributions	67	24
Benefits Paid	(38)	(65)
Fair Value at End of Year	319	289

Funded Status:

Funded Status at End of Year	$(393)	$(385)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

Net Loss (Gain)	$287	268
Prior Service Cost	15	12
	$302	280

The accumulated benefit obligation was $712 and $674 at year-end 2010 and 2009, respectively.

Because the plan has been suspended, the projected benefit obligation and accumulated benefit obligation are the same.  The accumulated benefit obligation for the defined benefit pension plan exceeds the fair value of the assets included in the plan.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2010	2009	2008
Interest Cost	$34	$36	$37
Expected Return on Assets	(3)	(7)	(13)
Amortization of Transition Amount	—	—	(1)
Amortization of Prior Service Cost	(3)	(3)	(3)
Recognition of Net Loss	25	16	21
Net Periodic Benefit Cost	$53	$42	$41

Net Loss During the Period	43	91	11
Amortization of Unrecognized Loss	(25)	(16)	(16)
Amortization of Transition Cost	—	—	1
Amortization of Prior Service Cost	3	3	4
Total Recognized in Other Comprehensive Income	21	78	—

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$74	$120	$41

The estimated net loss, prior service costs, and net transition obligation (asset) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $31, $1, and $0, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Employee Benefit Plans (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2010	2009	2008
Discount Rate	4.60%	5.29%	6.17%
Rate of Compensation Increase (1)	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic pension cost:
	2010	2009	2008
Discount Rate	5.29%	6.17%	6.25%
Expected Return on Plan Assets	1.00%	2.20%	4.50%
Rate of Compensation Increase (1)	N/A	N/A	N/A

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

The expected return on plan assets was determined based upon rates that are expected to be available for future reinvestment of earnings and maturing investments along with consideration given to the current mix of plan assets.

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2010 and 2009 and target allocation for 2011 by asset category are as follows:

	Target	Percentage of Plan Assets
	Allocation	at Year-end
Asset Category	2011	2010	2009

Cash	40%	38%	100%
Certificates of Deposit	60%	62%	0%
Total	100%	100%	100%

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

Changes in Accumulated Postretirement Benefits Obligations
	2010	2009
Obligation at the Beginning of Year	$446	$450
Unrecognized Loss (Gain)	107	7

Components of Net Periodic Postretirement Benefit Cost
Service Cost	19	17
Interest Cost	26	25

Net Expected Benefit Payments	(38)	(53)
Obligation at End of Year	$560	$446

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Employee Benefit Plans (continued)

Components of Postretirement Benefit Expense
	2010	2009
Service Cost	$19	$17
Interest Cost	26	25
Net Postretirement Benefit Expense	45	42

Net Gain During Period Recognized in Other Comprehensive Income	—	—

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$45	$42

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:

	2010	2009	2008
Discount Rate	4.72%	6.00%	6.00%

Assumed Health Care Cost Trend Rates at Year-end:
	2010	2009
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2017	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on Total of Service and Interest Cost	$3	$(3)
Effect on Postretirement Benefit Obligation	$33	$(30)

Pension and Other Benefit Plans

Contributions

The Company expects to contribute $75 to its defined benefit pension plan and $46 to its postretirement medical and life insurance plan in 2011.

Estimated Future Benefits

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension	Postretirement
Year	Benefits	Benefits
2011	$53	$46
2012	48	39
2013	108	45
2014	40	43
2015	52	60
2016-2020	302	324

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Income Taxes

The provision for income taxes consists of the following:	2010	2009	2008

Current Federal	$6,147	$4,424	$4,604
Current State	480	25	476
Deferred Federal	(686)	(192)	719
Deferred State	(318)	(244)	(161)
Total	$5,623	$4,013	$5,638

Income tax expense is reconciled to the 35% statutory rate applied to the pre-tax income for 2010 in the table below.  Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income for years 2009 and 2008 in the table below:

	2010	2009	2008

Statutory Rate Times Pre-tax Income	$6,660	$5,518	$6,270
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(533)	(512)	(351)
State Income Tax, Net of Federal Tax Effect	105	(145)	208
General Business Tax Credits	(365)	(466)	(182)
Dividends Received Deduction	—	(5)	(22)
Company Owned Life Insurance	(282)	(375)	(269)
Other Differences	38	(2)	(16)
Total Income Taxes	$5,623	$4,013	$5,638

The net deferred tax liability at December 31 consists of the following:

	2010	2009
Deferred Tax Assets:
Allowance for Loan Losses	$4,784	$3,815
Deferred Compensation and Employee Benefits	1,458	1,585
Other-than-temporary Impairment	399	401
Accrued Expenses	636	440
Business Combination Fair Value Adjustments	18	14
Pension and Postretirement Plans	125	1
Intangibles	42	—
Other	237	271
Total Deferred Tax Assets	7,699	6,527
Deferred Tax Liabilities:
Depreciation	(141)	(179)
Leasing Activities, Net	(4,037)	(3,580)
Investment in Low Income Housing Partnerships	(270)	(392)
Unrealized Appreciation on Securities	(2,821)	(2,404)
FHLB Stock Dividends	(388)	(440)
Prepaid Expenses	(410)	(394)
Intangibles	—	(105)
Other	(164)	(276)
Total Deferred Tax Liabilities	(8,231)	(7,770)
Valuation Allowance	(45)	(45)
Net Deferred Tax Liability	$(577)	$(1,288)

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Income Taxes (continued)

Retained earnings at December 31, 2010, include approximately $2,995 for which no provision for federal income taxes has been made.  This amount represents allocations of income for allowable bad debt deductions.  Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate.  It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income.  The unrecorded deferred income tax liability on the above amount at December 31, 2010 was approximately $1,048.

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2010, 2009, and 2008, and did not recognize any increase in unrecognized benefits during 2010 relative to any tax positions taken in 2010.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2010, 2009, and 2008.  The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2006. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2005.

NOTE 10 – Per Share Data

The computation of Earnings per Share and Diluted Earnings per Share are provided below:

	2010	2009	2008
Earnings per Share:
Net Income	$13,405	$12,218	$12,803

Weighted Average Shares Outstanding	11,098,836	11,065,917	11,029,519

Earnings per Share	$1.21	$1.10	$1.16

Diluted Earnings per Share:
Net Income	$13,405	$12,218	$12,803

Weighted Average Shares Outstanding	11,098,836	11,065,917	11,029,519
Stock Options, Net	6,051	3,071	392
Diluted Weighted Average Shares Outstanding	11,104,887	11,068,988	11,029,911

Diluted Earnings per Share	$1.21	$1.10	$1.16

Stock options for 99,276, 117,898, and 248,871 shares of common stock were not considered in computing diluted earnings per common share for 2010, 2009, and 2008, respectively, because they were anti-dilutive.

NOTE 11 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2010, 2009, and 2008 was $385, $316, $338 respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments:

Years Ending December 31:	Premises and Equipment

2011	$359
2012	311
2013	263
2014	224
2015	180
Thereafter	1,088
Total	$2,425

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 12 – Commitments and Off-balance Sheet Items

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2010		2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to Fund Loans:
Consumer Lines	$5,041	$107,602	$1,839	$102,628
Commercial Operating Lines	6,082	130,780	7,733	120,732
Residential Mortgages	16,922	110	8,324	1,387
Total Commitments to Fund Loans	$28,045	$238,492	$17,896	$224,747

Commitments to Sell Loans	$30,413	$—	$15,263	$—

Standby Letters of Credit	$1,185	$4,560	$970	$2,517

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

NOTE 13 – Fair Value

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

The Company used the following methods and significant assumptions to estimate fair value.

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

NOTE 13 – Fair Value (continued)

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

Other Real Estate:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate (ORE) are measured at fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property utilizing similar techniques as discussed above for Impaired Loans, resulting in a Level 3 classification.

Loans Held-for-Sale:  The fair values of loans held for sale are determined by using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	32,178	—	32,178	—
Mortgage-backed Securities - Residential	311,066	—	311,066	—
Equity Securities	3,503	3,150	—	353
Loans Held-for-Sale	11,850	—	11,850	—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$4,970	$—	$4,970	$—
Obligations of State and Political Subdivisions	22,378	—	22,378	—
Mortgage-backed Securities - Residential	221,252	—	221,252	—
Equity Securities	2,340	1,987	—	353
Loans Held-for-Sale	5,706	—	5,706	—

There were no significant transfers between Level 1 and Level 2 during 2010.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Fair Value (continued)

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Available-for-Sale Securities
	2010	2009

Balance of Recurring Level 3 Assets at January 1	$353	$1,155
Sale of Securities	—	(379)
Other-than-temporary Impairment Charges Recognized through Net Income	—	(423)
Ending Balance, December 31	$353	$353

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$1,451	$—	$—	$1,451
Commercial Real Estate Loans	$7,868	$—	$—	$7,868
Other Real Estate
Commercial Real Estate	$400	$—	$—	$400
Residential	$60	$—	$—	$60

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific Allocations	$3,908	$—	$—	$3,908
Other Real Estate	$507	$—	$—	$507

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,902 with a valuation allowance of $4,583, resulting in an additional provision for loan losses of $4,036 for the year ended December 31, 2010.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,932 with a valuation allowance of $3,024, resulting in an additional provision for loan losses of $2,632 for the year ended December 31, 2009.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $460 at December 31, 2010.  A charge to earnings through Other Operating Income of $119 was included in the year ended December 31, 2010.  Other Real Estate which is measured at fair value less costs to sell, had a carrying amount of $507 at December 31, 2009, resulting in a write-down of $228 for the year ending December 31, 2009.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Fair Value (continued)

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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$19,271	$19,271	$28,054	$28,054
Securities Held-to-Maturity	1,604	1,613	2,774	2,801
FHLB Stock and Other Restricted Stock	9,207	N/A	10,621	N/A
Loans, Net	894,600	894,463	862,898	870,463
Accrued Interest Receivable	6,687	6,687	6,605	6,605
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(725,736)	(725,736)	(639,967)	(639,967)
Time Deposits	(361,550)	(363,274)	(329,676)	(330,628)
Short-term Borrowings	(72,701)	(72,701)	(34,801)	(34,801)
Long-term Debt	(81,016)	(86,714)	(113,320)	(114,742)
Accrued Interest Payable	(2,281)	(2,281)	(2,292)	(2,292)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair value for cash and short-term investments and accrued interest receivable is estimated to be equal to their carrying value.  The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At December 31, 2010 and December 31, 2009, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

NOTE 14 – Segment Information

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Segment Information (continued)

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 30 retail banking offices at December 31, 2010.  Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment.  The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company.  These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products from seven offices; and German American Reinsurance Company, Ltd., which reinsures credit insurance products sold by the Company’s subsidiary bank.  Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Year ended December 31, 2010
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$50,460	$8	$27	$(1,824)	$48,671
Net Gains on Sales of Loans	2,160	—	—	—	2,160
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	1,585	—	(5)	1,582
Insurance Revenues	61	26	5,282	(22)	5,347
Noncash Items:
Provision for Loan Losses	5,225	—	—	—	5,225
Depreciation and Amortization	2,865	29	826	—	3,720
Income Tax Expense	7,181	(259)	(56)	(1,243)	5,623
Segment Profit (Loss)	15,325	(385)	(130)	(1,405)	13,405
Segment Assets	1,368,348	2,193	8,426	(3,079)	1,375,888

Year ended December 31, 2009
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$45,825	$13	$59	$(1,384)	$44,513
Net Gains on Sales of Loans	1,760	—	—	—	1,760
Net Gain (Loss) on Securities	—	—	—	(423)	(423)
Trust and Investment Product Fees	4	1,617	—	(4)	1,617
Insurance Revenues	82	18	5,241	(45)	5,296
Noncash Items:
Provision for Loan Losses	3,750	—	—	—	3,750
Depreciation and Amortization	2,727	27	934	—	3,688
Income Tax Expense	5,298	15	(29)	(1,271)	4,013
Segment Profit (Loss)	13,140	20	(44)	(898)	12,218
Segment Assets	1,236,745	2,182	8,432	(4,394)	1,242,965

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Segment Information (continued)

Year ended December 31, 2008
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$41,725	$60	$71	$(919)	$40,937
Net Gains on Sales of Loans	1,399	—	—	—	1,399
Net Gain (Loss) on Securities	1,031	—	—	(937)	94
Trust and Investment Product Fees	4	2,312	—	(28)	2,288
Insurance Revenues	75	43	6,256	(68)	6,306
Noncash Items:
Provision for Loan Losses	3,990	—	—	—	3,990
Depreciation and Amortization	2,490	25	847	—	3,362
Income Tax Expense	6,383	230	256	(1,231)	5,638
Segment Profit (Loss)	13,185	338	413	(1,133)	12,803
Segment Assets	1,183,773	1,992	8,930	(3,867)	1,190,828

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Cash	$8,381	$4,848
Securities Available-for-Sale, at Fair Value	3,503	2,340
Investment in Subsidiary Bank	135,879	135,491
Investment in Non-banking Subsidiaries	3,488	2,783
Other Assets	7,019	5,422
Total Assets	$158,270	$150,884

LIABILITIES
Borrowings	$33,750	$35,250
Other Liabilities	2,986	2,085
Total Liabilities	36,736	37,335

SHAREHOLDERS’ EQUITY
Common Stock	11,105	11,077
Additional Paid-in Capital	69,297	68,816
Retained Earnings	36,232	29,041
Accumulated Other Comprehensive Income	4,900	4,615
Total Shareholders’ Equity	121,534	113,549
Total Liabilities and Shareholders’ Equity	$158,270	$150,884

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
INCOME
Dividends from Subsidiaries
Bank	$14,000	$8,000	$13,000
Non-bank	—	—	—
Interest Income	30	57	57
Net Loss on Securities	—	(423)	(937)
Other Income	76	119	39
Total Income	14,106	7,753	12,159

EXPENSES
Salaries and Employee Benefits	420	364	163
Professional Fees	842	342	245
Occupancy and Equipment Expense	8	7	8
Interest Expense	1,878	1,459	981
Other Expenses	281	292	324
Total Expenses	3,429	2,464	1,721
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	10,677	5,289	10,438
Income Tax Benefit	1,178	1,237	1,212
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	11,855	6,526	11,650
Equity in Undistributed Income of Subsidiaries	1,550	5,692	1,153
NET INCOME	13,405	12,218	12,803

Other Comprehensive Income:
Unrealized Gain on Securities, Net	474	1,908	1,612
Changes in Unrecognized Amounts in Pension	(13)	(47)	—
Changes in Unrecognized Loss on Postretirement Benefit Obligation	(176)	—	144
TOTAL COMPREHENSIVE INCOME	$13,690	$14,079	$14,559

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,405	$12,218	$12,803
Adjustments to Reconcile Net Income to Net Cash from Operations
Loss on Securities, net	—	423	937
Change in Other Assets	(1,995)	(963)	(39)
Change in Other Liabilities	612	325	(493)
Equity Based Compensation	405	485	10
Excess Tax Benefit from Restricted Share Grant	(99)	—	—
Equity in Undistributed Income of Subsidiaries	(1,550)	(5,692)	(1,153)
Net Cash from Operating Activities	10,778	6,796	12,065

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	—	(15,000)	(250)
Proceeds from Sales, Redemptions of Securities Available-for-Sale	400	379	—
Net Cash from Investing Activities	400	(14,621)	(250)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Short-term Borrowings	—	—	(3,250)
Advances in Long-term Debt	—	19,250	—
Repayment of Long-term Debt	(1,500)	(1,500)	(1,500)
Income Tax Benefit from Restricted Share Grant	99	—	—
Employee Stock Purchase Plan	(30)	(2)	(46)
Dividends Paid	(6,214)	(6,196)	(6,177)
Net Cash from Financing Activities	(7,645)	11,552	(10,973)

Net Change in Cash and Cash Equivalents	3,533	3,727	842
Cash and Cash Equivalents at Beginning of Year	4,848	1,121	279
Cash and Cash Equivalents at End of Year	$8,381	$4,848	$1,121

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Business Combinations, Goodwill and Intangible Assets

German American Bancorp, the banking subsidiary of the Company, completed the acquisition of two branch offices from Farmers State Bank of Alto Pass, Ill. on May 7, 2010.  One of the branches is located in Evansville (Vanderburgh County, Indiana) and the other in adjacent Newburgh (Warrick County, Indiana).  Pursuant to the terms of the purchase agreement, Farmers State Bank of Alto Pass, Ill. paid the Company approximately $368.  The Company has expensed approximately $209 of direct acquisition costs and recorded $180 of goodwill and $903 of intangible assets.  The intangible assets are related to core deposits and are being amortized on an accelerated basis over 10 years.  For tax purposes, goodwill of $180 is deductible on a straight line basis over 15 years.  On the date of acquisition, the Company assumed net deposit liabilities valued at approximately $50.2 million and other liabilities of $66, acquired a net portfolio of loans valued at $42.9 million, premises and equipment valued at $5.2 million and other assets of $640.

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

The changes in the carrying amount of goodwill for the periods ended December 31, 2010, 2009, and 2008 were classified as follows:

	2010	2009	2008

Beginning of Year	$9,655	$9,655	$9,655
Acquired Goodwill	180	—	—
Impairment	—	—	—
End of Year	$9,835	$9,655	$9,655

Of the $9,835 carrying amount of goodwill, $8,503 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2010. Of the $9,655 carrying amount of goodwill, $8,323 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the periods ended December 31, 2009 and 2008.

Acquired intangible assets were as follows as of year end:	2010
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$3,275	$1,727
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	4,123
Total	$8,731	$6,107

	2009
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$2,372	$1,435
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	3,518
Total	$7,828	$5,210

Amortization Expense was $898, $909, and $889 for 2010, 2009, and 2008.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Business Combinations, Goodwill and Intangible Assets (continued)

Estimated amortization expense for each of the next five years is as follows:

2011	$671
2012	654
2013	565
2014	337
2015	198

NOTE 17 – Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2010	2009	2008
Unrealized Holding Gains on Securities Available-for-Sale	$891	$2,437	$2,506
Reclassification Adjustments for (Gains) Losses Later Realized in Income	—	423	(94)
Net Unrealized Gains	891	2,860	2,412
Amortization of Amounts Included in Net Periodic Pension Costs	22	13	11
Unrecognized Loss on Pension	(43)	(91)	(11)
Unrecognized Gain (Loss) on Postretirement Benefits	(293)	—	238
Tax Effect	(292)	(921)	(894)
Other Comprehensive Income	$285	$1,861	$1,756

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	At	Period	at
	12/31/2009	Change	12/31/2010
Unrealized Gains on Securities Available-for-Sale	$4,616	$474	$5,090
Unrecognized Loss on Pension Benefits	(175)	(13)	(188)
Unrecognized Gain (Loss) on Postretirement Benefits	174	(176)	(2)
Total	$4,615	$285	$4,900

NOTE 18 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2010
First Quarter	$15,583	$11,649	$3,251	$0.29	$0.29
Second Quarter	15,941	11,915	3,408	0.31	0.31
Third Quarter	16,355	12,477	3,594	0.32	0.32
Fourth Quarter	16,314	12,630	3,152	0.28	0.28

2009
First Quarter	$15,857	$10,641	$2,942	$0.27	$0.27
Second Quarter	15,923	11,117	2,764	0.25	0.25
Third Quarter	16,159	11,481	3,191	0.29	0.29
Fourth Quarter	15,797	11,274	3,321	0.30	0.30

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Subsequent Events (Unaudited)

Effective January 1, 2011, the Company acquired American Community Bancorp, Inc., and its subsidiaries, including the Bank of Evansville, pursuant to an Agreement and Plan of Reorganization dated October 4, 2010, as amended.  The acquisition was accomplished by the merger of American Community into the German American Bancorp, Inc., immediately followed by the merger of Bank of Evansville into German American Bancorp, Inc.’s bank subsidiary (German American Bancorp).  Bank of Evansville operated three banking offices in Evansville, Indiana.  American Community’s consolidated assets and equity (unaudited) as of December 31, 2010 totaled $340.3 million and $18.4 million, respectively, and its consolidated net income (loss) (unaudited) totaled ($632) for the year ended December 31, 2010.  The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the March 31, 2011 financial statements as such; however, at the time of these financial statements, the appraisals and valuations are incomplete.  The Company expects to record goodwill and a core deposit intangible in regards to this transaction based on earlier estimates, but the amount is not know as the initial fair value accounting is incomplete.  The goodwill will not be deductible for tax purposes.

Under the terms of the merger agreement, the Company issued approximately 1,449,000 shares of its common stock to the former shareholders of American Community.  Each American Community common shareholder of record at the effective time of the merger became entitled to receive 0.725 shares of common stock of the Company for each of their former shares of American Community common stock.

The Company at the effective time of the merger owned 199,939 shares of American Community’s outstanding common stock (approximately 9.1% of American Community’s common shares then outstanding).  All of these shares were cancelled at the effective time of the merger and were not exchanged for shares of the Company in the merger.

In connection with the closing of the merger American Community paid to its shareholders of record at the close of business on December 15, 2010, a special cash dividend of $2.00 per American Community share (an aggregate of $3,997,000 to shareholders other than the Company) and the Company paid (or accrued an obligation to pay in 2011) approximately $2,038,000 to persons who held in-the-money options and warrants to purchase American Community common stock (all of which rights were cancelled at the effective time and were not assumed by the Company).

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report is included in Item 8. Financial Statement and Supplementary Data of this Report under the heading, Report of Independent Registered Public Accounting Firm.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2011, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2011 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance.  Information relating to Section 16(a) compliance will be included in the 2011 Proxy Statement under the caption of “Section 16(a):  Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2011 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

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

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees.  There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2010.

Item 11.  Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2011 Proxy Statement of the Company, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2011 Proxy Statement of the Company, which sections are incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation:  its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan.  Each of these four plans was approved by the requisite vote of the Company's common shareholders in the year of adoption by the Board of Directors.  The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above.   The following table sets forth information regarding these plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	136,051	(a)	$16.86	957,737	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	136,051		$16.86	957,737

(a)
Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2011 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2010 during the plan year that commenced in August 2010.  Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2011, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)
Represents 482,240 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 475,497 shares that were available for grant or issuance at December 31, 2010 under the 2009 Long-Term Equity Incentive Plan.   Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following:  (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company's shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 7 to the consolidated financial statements in Item 8 of this Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2011 Proxy Statement of the Company, which sections are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information responsive to this Item 14 will be included in the 2011 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following items are included in Item 8 of this Report:
Page #
German American Bancorp, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets at December 31, 2010 and 2009	38

Consolidated Statements of Income, years ended December 31, 2010, 2009, and 2008	39

Consolidated Statements of Changes in Shareholders’ Equity, years ended December 31, 2010, 2009, and 2008	40

Consolidated Statements of Cash Flows, years ended December 31, 2010, 2009, and 2008	41

Notes to the Consolidated Financial Statements	42-74

(a)(2) Financial Statement Schedules

None.

(a)(3)   Exhibits

The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.

In reviewing any agreements included as exhibits to this report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•     should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•     may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•     may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•     were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 9, 2011	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 9, 2011	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and Chief Executive
Officer (principal executive officer), Director

Date:	March 9, 2011	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 9, 2011	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 9, 2011	By/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 9, 2011	By/s/Richard E. Forbes
Richard E. Forbes, Director

Date:	March 9, 2011	By/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 9, 2011	By/s/J. David Lett
J. David Lett, Director

Date:	March 9, 2011	By/s/Gene C. Mehne
Gene C. Mehne, Director

Date:	March 9, 2011	By/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 9, 2011	By/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 9, 2011	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 9, 2011	By/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and
Chief Financial Officer (principal accounting officer
and principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Branch Purchase Agreement between German American Bancorp, as Buyer, Farmers State Bank of Alto Pass, Ill., as Seller, and Farmers State Holding Corp., as the Seller Affiliate, dated February 17, 2010.  The copy of this exhibit filed as Exhibit 2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 is incorporated herein by reference.  Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.

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

2.5
Agreement and Plan of Reorganization by and among the Registrant, American Community Bancorp, Inc., Bank of Evansville, and German American Bancorp, dated October 4, 2010, as amended by First Amendment of Agreement and Plan of Reorganization dated October 27, 2010.  The copy of this exhibit included as Annex A to the proxy statement/prospectus included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed November 15, 2010 (File No. 333-170068) is incorporated herein by reference.  Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.

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

4.2
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference from Exhibit 3 to the Registrant's Current  Report on 8-K  filed May 22, 2006.

4.3
Indenture dated as of April 30, 2009 by and between Wells Fargo Bank, N.A. and German American Bancorp, Inc., including Exhibit A thereto the form of the certificate for the 8% redeemable subordinated debentures due 2019 issued thereunder.  This exhibit is incorporated by reference from Exhibit 4 to the Registrant’s Current Report on Form 8-K filed May 4, 2009.

4.4	Specimen stock certificate for Common Shares of the Registrant is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2010.
10.1*	The Registrant’s 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed October 14, 1998.
10.2*
Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by former director George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors, some of whom remain directors of the Registrant). The schedule following such Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as such Exhibit 10.4.

10.3*
The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008 is incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.4*
The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008 is incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.5*+	Basic Plan Document for the Registrant’s Nonqualified Savings Plan.
10.6*+	Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004.
10.7*+	First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004.
10.8*+
Form of Employee Stock Option Agreement (new grant, five-year expiration, five year 20% vesting) typically issued during 2005 and prior periods to executive officers and other key employees as incentives.

10.9*+
Form of Employee Stock Option Agreement (Replacement Grant) typically issued during 2005 and prior periods to persons who exercise other stock options using common shares as payment for the exercise price (one year vesting).

10.10*+
Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes).

10.11*+
Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes).

10.12*
Description of Director Compensation Arrangements for the 12 month period ending at the 2009 Annual Meeting of Shareholders is incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.13*
Description of Director Compensation Arrangements for the 12 month period ending at the 2010 Annual Meeting of Shareholders is incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.14*
Description of Director Compensation Arrangements for the 12 month period ending at 2011 Annual Meeting of Shareholders is incorporated by reference from the description included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2011.

10.15*
Description of Executive Management Incentive Plan for 2008 (awards payable in 2009) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed February 28, 2008, and by reference to the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed February 28, 2009.

10.16*
Description of Executive Management Incentive Plan for 2009 (awards payable in 2010) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 28, 2009, and by reference to the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 5, 2010 (as amended by Registrant’s Current Report on Form 8-K filed March 31, 2010).

10.17*
Description of Executive Management Incentive Plan for 2010 (awards payable in 2011) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 5, 2010.

10.18*
Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust as amended by a First Amendment between Bradley M. Rust and the Registrant dated December 30, 2008, is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report for the year ended December 31, 2009.

10.19*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 1999 Long-Term Equity Incentive Plan is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed February 17, 2006.

10.20*
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

10.24
Second Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., dated September 30, 2008, is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.25
Third Amendment dated March 20, 2009, to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.26
Fourth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 10, 2009, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc. is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed December 15, 2009.

10.27
Fifth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of November 23, 2010, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc. is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed November 29, 2010.

10.28*
German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749)  filed July 23, 2009.

10.29*
German American Bancorp, Inc., 2009 Employee Stock Purchase Plan. This exhibit is incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749)  filed July 23, 2009.

10.30*
Early Retirement and General Release Agreement dated May 7, 2008 between German American Bancorp and Stan Ruhe, is incorporated by reference from exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.31
Branch Purchase Agreement between German American Bancorp, as Buyer, Farmers State Bank of Alto Pass, Ill., as Seller and Farmers State Holding Corp., as the Seller Affiliate, dated February 17, 2010.  The copy of this exhibit filed as Exhibit 2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 is incorporated herein by reference.

10.32
Agreement and Plan of Reorganization by and among the Registrant, American Community Bancorp, Inc., Bank of Evansville, and German American Bancorp, dated October 4, 2010, as amended by First Amendment of Agreement and Plan of Reorganization dated October 27, 2010.  The copy of this exhibit is included as Annex A to the proxy statement/prospectus included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed November 15, 2010 (File No. 333-170068) is incorporated herein by reference.

21+	Subsidiaries of the Registrant
23+	Consent of Crowe Horwath LLP
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President (Principal Financial Officer).
32.1+	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.
32.2+	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President (Principal Financial Officer).

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.
+ Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits) are indicated by a plus sign.

GERMAN AMERICAN BANCORP, INC.  WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2011 A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT.  SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, INC., ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.