Form 10-Q
period 2011-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2011-05-10
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Shares, no par value	12,591,820

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2010, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31,	December 31,
	2011	2010

ASSETS
Cash and Due from Banks	$25,606	$15,021
Federal Funds Sold and Other Short-term Investments	48,665	4,250
Cash and Cash Equivalents	74,271	19,271

Interest-bearing Time Deposits with Banks	10,372	—
Securities Available-for-Sale, at Fair Value	471,005	346,747
Securities Held-to-Maturity, at Cost (Fair value of $1,467 and $1,613 on March 31, 2011 and December 31, 2010, respectively)	1,444	1,604

Loans Held-for-Sale	2,862	11,850

Loans	1,097,707	918,718
Less: Unearned Income	(1,584)	(1,482)
Allowance for Loan Losses	(14,173)	(13,317)
Loans, Net	1,081,950	903,919

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	9,863	9,207
Premises, Furniture and Equipment, Net	35,550	25,974
Other Real Estate	3,434	2,095
Goodwill	19,170	9,835
Intangible Assets	5,785	2,624
Company Owned Life Insurance	28,509	24,822
Accrued Interest Receivable and Other Assets	17,424	17,940
TOTAL ASSETS	$1,761,639	$1,375,888

LIABILITIES
Non-interest-bearing Demand Deposits	$242,159	$184,204
Interest-bearing Demand, Savings, and Money Market Accounts	849,163	541,532
Time Deposits	393,624	361,550
Total Deposits	1,484,946	1,087,286

FHLB Advances and Other Borrowings	110,750	153,717
Accrued Interest Payable and Other Liabilities	14,609	13,351
TOTAL LIABILITIES	1,610,305	1,254,354

SHAREHOLDERS’ EQUITY
Preferred Stock, $10 par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 20,000,000 shares authorized	12,591	11,105
Additional Paid-in Capital	94,536	69,297
Retained Earnings	39,119	36,232
Accumulated Other Comprehensive Income	5,088	4,900
TOTAL SHAREHOLDERS’ EQUITY	151,334	121,534
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,761,639	$1,375,888
End of period shares issued and outstanding	12,590,304	11,105,583

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$16,241	$12,839
Interest on Federal Funds Sold and Other Short-term Investments	65	9
Interest and Dividends on Securities:
Taxable	2,844	2,465
Non-taxable	369	270
TOTAL INTEREST INCOME	19,519	15,583

INTEREST EXPENSE
Interest on Deposits	3,393	2,612
Interest on FHLB Advances and Other Borrowings	1,019	1,322
TOTAL INTEREST EXPENSE	4,412	3,934

NET INTEREST INCOME	15,107	11,649
Provision for Loan Losses	1,300	1,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,807	10,149

NON-INTEREST INCOME
Trust and Investment Product Fees	464	391
Service Charges on Deposit Accounts	941	946
Insurance Revenues	2,049	1,686
Company Owned Life Insurance	353	202
Interchange Fee Income	353	256
Other Operating Income	400	780
Net Gains on Sales of Loans	409	318
Net Gain on Securities	1,045	—
TOTAL NON-INTEREST INCOME	6,014	4,579

NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,401	5,549
Occupancy Expense	1,050	887
Furniture and Equipment Expense	805	652
FDIC Premiums	514	352
Data Processing Fees	1,105	359
Professional Fees	605	521
Advertising and Promotion	303	269
Supplies	182	195
Intangible Amortization	517	218
Other Operating Expenses	1,388	1,264
TOTAL NON-INTEREST EXPENSE	13,870	10,266

Income before Income Taxes	5,951	4,462
Income Tax Expense	1,306	1,211
NET INCOME	$4,645	$3,251

COMPREHENSIVE INCOME	$4,833	$4,150

Earnings Per Share and Diluted Earnings Per Share	$0.37	$0.29
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,645	$3,251
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	429	109
Depreciation and Amortization	1,326	963
Loans Originated for Sale	(23,620)	(17,467)
Proceeds from Sales of Loans Held-for-Sale	33,017	18,221
Loss in Investment in Limited Partnership	—	17
Provision for Loan Losses	1,300	1,500
Gain on Sale of Loans, net	(409)	(318)
Gain on Securities, net	(1,045)	—
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	8	(358)
Loss (Gain) on Disposition and Impairment of Premises and Equipment	5	(56)
Increase in Cash Surrender Value of Company Owned Life Insurance	(353)	(204)
Equity Based Compensation	153	101
Change in Assets and Liabilities:
Interest Receivable and Other Assets	5,423	1,694
Interest Payable and Other Liabilities	(1,620)	977
Net Cash from Operating Activities	19,259	8,430

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	1,890	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	20,331	10,511
Redemption of Federal Reserve Bank Stock	694	—
Purchase of Securities Available-for-Sale	(116,977)	(19,022)
Proceeds from Maturities of Securities Held-to-Maturity	161	674
Purchase of Loans	—	(175)
Proceeds from Sales of Loans	—	1,325
Loans Made to Customers, net of Payments Received	38,868	8,522
Proceeds from Sales of Other Real Estate	532	1,405
Property and Equipment Expenditures	(1,063)	(142)
Proceeds from Sales of Property and Equipment	12	491
Acquisition of American Community Bancorp, Inc.	55,780	—
Net Cash from Investing Activities	228	3,589

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	95,002	3,352
Change in Short-term Borrowings	(52,696)	3,557
Repayments of Long-term Debt	(5,035)	(32)
Dividends Paid	(1,758)	(1,551)
Net Cash from Financing Activities	35,513	5,326

Net Change in Cash and Cash Equivalents	55,000	17,345
Cash and Cash Equivalents at Beginning of Year	19,271	28,054
Cash and Cash Equivalents at End of Period	$74,271	$45,399

Cash Paid During the Period for
Interest	$4,290	$4,156
Income Taxes	410	3
Supplemental Non Cash Disclosures (1)
Loans Transferred to Other Real Estate	$723	$323

(1)	See Note 9 for non-cash transactions included in the acquisition of American Community Bancorp, Inc.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry.  The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature.  Certain prior year amounts have been reclassified to conform with current classifications.  It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2010 Annual Report on Form 10-K.

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	March 31,
	2011	2010
Earnings per Share:
Net Income	$4,645	$3,251
Weighted Average Shares Outstanding	12,546,310	11,081,680
Earnings per Share	$0.37	$0.29

Diluted Earnings per Share:
Net Income	$4,645	$3,251

Weighted Average Shares Outstanding	12,546,310	11,081,680
Potentially Dilutive Shares, Net	8,566	6,707
Diluted Weighted Average Shares Outstanding	12,554,876	11,088,387
Diluted Earnings per Share	$0.37	$0.29

Stock options for 89,275 and 99,275 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2011 and 2010, respectively, because they were anti-dilutive.

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2011 and December 31, 2010, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
March 31, 2011
U.S. Treasury and Agency Securities	$24,640	$61	$(1)	$24,700
Corporate Securities	1,012	—	(1)	1,011
Obligations of State and Political Subdivisions	37,008	1,508	(11)	38,505
Mortgage-backed Securities - Residential	399,415	8,045	(1,487)	405,973
Equity Securities	794	22	—	816
Total	$462,869	$9,636	$(1,500)	$471,005
December 31, 2010
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	31,483	813	(118)	32,178
Mortgage-backed Securities - Residential	304,935	7,614	(1,483)	311,066
Equity Securities	2,418	1,085	—	3,503
Total	$338,836	$9,512	$(1,601)	$346,747

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2011 and December 31, 2010, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Securities Held-to-Maturity:
March 31, 2011
Obligations of State and Political Subdivisions	$1,444	$23	$—	$1,467

December 31, 2010
Obligations of State and Political Subdivisions	$1,604	$9	$—	$1,613

The amortized cost and fair value of Securities at March 31, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$1,412	$1,417
Due after one year through five years	24,878	25,168
Due after five years through ten years	12,898	13,183
Due after ten years	23,472	24,448
Mortgage-backed Securities - Residential	399,415	405,973
Equity Securities	794	816
Totals	$462,869	$471,005

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$170	$172
Due after one year through five years	719	734
Due after five years through ten years	555	561
Due after ten years	—	—
Totals	$1,444	$1,467

Below is a summary of securities with unrealized losses as of March 31, 2011 and December 31, 2010, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At March 31, 2011:
U.S. Treasury and Agency Securities	$992	$(1)	$—	$—	$992	$(1)
Corporate Securities	1,011	(1)	—	—	1,011	(1)
Obligations of State and Political Subdivisions	1,511	(11)	—	—	1,511	(11)
Mortgage-backed Securities - Residential	95,332	(1,487)	—	—	95,332	(1,487)
Equity Securities	—	—	—	—	—	—
Total	$98,846	$(1,500)	$—	$—	$98,846	$(1,500)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At December 31, 2010:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	5,175	(118)	—	—	5,175	(118)
Mortgage-backed Securities - Residential	70,123	(1,483)	—	—	70,123	(1,483)
Equity Securities	—	—	—	—	—	—
Total	$75,298	$(1,601)	$—	$—	$75,298	$(1,601)

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

The Company held a minority interest in American Community Bancorp, Inc., prior to the acquisition on January 1, 2011 (see Note 9 for further discussion).  The Company recognized a gain of $1.045 million on the stock held of American Community Bancorp, Inc. as a result of the acquisition.  No gains or losses were recognized during the quarter ended March 31, 2010.

Note 4 – Loans

Loans were comprised of the following classifications at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Commercial:
Commercial and Industrial Loans and Leases	$282,681	$218,443
Commercial Real Estate Loans	444,531	339,555
Agricultural Loans	145,136	165,166
Retail:
Home Equity Loans	75,546	64,437
Consumer Loans	52,334	53,807
Residential Mortgage Loans	97,479	77,310
Subtotal	1,097,707	918,718
Less: Unearned Income	(1,584)	(1,482)
Allowance for Loan Losses	(14,173)	(13,317)
Loans, net	$1,081,950	$903,919

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending March 31, 2011:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
March 31, 2011
Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	105	572	(96)	104	84	223	308	1,300
Recoveries	3	92	—	2	32	—	—	129
Loans Charged-off	(1)	(453)	—	(55)	(46)	(18)	—	(573)
Ending Balance	$3,820	$7,708	$654	$271	$432	$748	$540	$14,173

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2010:

Beginning Balance	$11,016
Provision for Loan Losses	1,500
Recoveries	102
Loans Charged-off	(1,905)
Ending Balance	$10,713

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2011 and December 31, 2010:

	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
March 31, 2011
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$4,574	$1,499	$3,075	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	9,599	2,321	4,633	654	271	432	748	540
Total Ending Allowance Balance	$14,173	$3,820	$7,708	$654	$271	$432	$748	$540

Loans:
Loans Individually Evaluated for Impairment	$17,460	$3,817	$13,588	$55	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,085,711	279,776	432,267	147,448	75,813	52,542	97,865	—
Total Ending Loans Balance (1)	$1,103,171	$283,593	$445,855	$147,503	$75,813	$52,542	$97,865	$—

(1)	Total recorded investment in loans includes $5,464 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
December 31, 2010
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$4,583	$1,387	$3,196	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	8,734	2,326	4,301	750	220	362	543	232
Total Ending Allowance Balance	$13,317	$3,713	$7,497	$750	$220	$362	$543	$232

Loans:
Loans Individually Evaluated for Impairment	$16,833	$3,421	$13,357	$55	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	907,525	215,840	327,413	167,933	64,652	54,048	77,639	—
Total Ending Loans Balance (1)	$924,358	$219,261	$340,770	$167,988	$64,652	$54,048	$77,639	$—

(1)	Total recorded investment in loans includes $5,640 in accrued interest.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
March 31, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$589	$361	$—	$366	$1	$1
Commercial Real Estate Loans	2,715	1,760	—	2,773	3	3
Agricultural Loans	55	55	—	55	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,415	3,456	1,499	4,638	3	3
Commercial Real Estate Loans	11,900	11,828	3,075	12,030	30	30
Agricultural Loans	—	—	—	—	—	—
Total	$18,674	$17,460	$4,574	$19,862	$37	$37

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$570	$585	$—
Commercial Real Estate Loans	2,243	2,231	—
Agricultural Loans	55	55	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,779	2,836	1,387
Commercial Real Estate Loans	11,062	11,126	3,196
Agricultural Loans	—	—	—
Total	$16,709	$16,833	$4,583

The following table presents information for loans individually evaluated for impairment as of March 31, 2010:

Average Balance of Individually Impaired Loans During Period	$7,943
Interest Income Recognized During Impairment	16
Interest Income Recognized on Cash Basis	16

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

			Loans Past Due
			Over 90 Days
	Non-Accrual		& Still Accruing
	2011	2010	2011	2010

Commercial and Industrial Loans and Leases	$3,699	$514	$—	$547
Commercial Real Estate Loans	13,000	8,718	63	103
Agricultural Loans	55	55	—	—
Home Equity Loans	128	156	19	—
Consumer Loans	413	103	35	38
Residential Mortgage Loans	1,083	604	70	—
Total	$18,378	$10,150	$187	$688

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2011 and December 31, 2010:

	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
March 31, 2011
Commercial and Industrial Loans and Leases	$283,593	$512	$110	$3,544	$4,166	$279,427
Commercial Real Estate Loans	445,855	1,482	264	6,718	8,464	437,391
Agricultural Loans	147,503	215	—	55	270	147,233
Home Equity Loans	75,813	179	30	147	356	75,457
Consumer Loans	52,542	408	199	397	1,004	51,538
Residential Mortgage Loans	97,865	1,574	29	1,153	2,756	95,109
Total (1)	$1,103,171	$4,370	$632	$12,014	$17,016	$1,086,155

(1)	Total recorded investment in loans includes $5,464 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
December 31, 2010
Commercial and Industrial Loans and Leases	$219,261	$1,876	$782	$1,011	$3,669	$215,592
Commercial Real Estate Loans	340,770	149	700	5,843	6,692	334,078
Agricultural Loans	167,988	363	—	55	418	167,570
Home Equity Loans	64,652	132	12	156	300	64,352
Consumer Loans	54,048	604	95	108	807	53,241
Residential Mortgage Loans	77,639	2,112	580	604	3,296	74,343
Total (1)	$924,358	$5,236	$2,169	$7,777	$15,182	$909,176

(1)	Total recorded investment in loans includes $5,640 in accrued interest.

Troubled Debt Restructurings:

The Company has allocated $172 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011.  The Company had allocated $173 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010.  The Company has not committed to lending any additional amounts as of March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company classifies loans as to credit risk by individually analyzing loans.  This analysis includes commercial and industrial loans, commercial real estate loans, and agricultural loans with an outstanding balance greater than $100.  This analysis is typically performed on at least an annual basis.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is a follows:

		Special
March 31, 2011	Pass	Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$238,556	$29,373	$15,664	$—	$283,593
Commercial Real Estate Loans	362,014	54,000	29,841	—	445,855
Agricultural Loans	141,268	3,503	2,732	—	147,503

Total	$741,838	$86,876	$48,237	$—	$876,951

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$192,494	$14,782	$11,985	$—	$219,261
Commercial Real Estate Loans	295,863	27,304	17,603	—	340,770
Agricultural Loans	161,871	3,294	2,823	—	167,988

Total	$650,228	$45,380	$32,411	$—	$728,019

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity:

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
March 31, 2011
Performing	$75,666	$52,094	$96,712
Nonperforming	147	448	1,153
Total	$75,813	$52,542	$97,865

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2010
Performing	$64,496	$53,907	$77,035
Nonperforming	156	141	604
Total	$64,652	$54,048	$77,639

The following table presents financing receivable purchased and/or sold during the period by portfolio class:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Total
March 31, 2011
Purchases	$69,898	$111,629	$—	$13,329	$1,169	$22,901	$218,926

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

March 31, 2011

Commercial and Industrial Loans	$2,529
Commercial Real Estate Loans	14,371
Home Equity Loans	22
Consumer Loans	203
Residential Mortgage Loans	191
Total	$17,316

Carrying amount, Net of Allowance	$17,316

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

March 31, 2011

Balance at January 1, 2011	$—
New Loans Purchased	684
Accretion of Income	(250)
Balance at March 31, 2011	$434

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the first three months of 2011.  No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased during the year:

Commercial and Industrial Loans	$5,515
Commercial Real Estate Loans	17,165
Home Equity Loans	35
Consumer Loans	220
Residential Mortgage Loans	212
Total	$23,147

Cash Flows Expected to be Collected at Acquisition	$18,337
Fair Value of Acquired Loans at Acquisition	17,653

Note 5 – Segment Information

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 33 retail banking offices at March 31, 2011.  Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment.  The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company.  These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products from seven offices.  Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 5 – Segment Information (continued)

Three Months Ended March 31, 2011	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Net Interest Income	$15,639	$2	$7	$(541)	$15,107
Net Gains on Sales of Loans	409	—	—	—	409
Net Gain on Securities	—	—	—	1,045	1,045
Trust and Investment Product Fees	1	464	—	(1)	464
Insurance Revenues	21	—	2,031	(3)	2,049
Noncash Items:
Provision for Loan Losses	1,300	—	—	—	1,300
Depreciation and Amortization	1,145	8	136	37	1,326
Income Tax Expense (Benefit)	1,369	(26)	315	(352)	1,306
Segment Profit (Loss)	3,561	(38)	450	672	4,645
Segment Assets at March 31, 2011	1,760,411	2,320	8,908	(10,000)	1,761,639

Three Months Ended March 31, 2010	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Net Interest Income	$12,086	$2	$8	$(447)	$11,649
Net Gains on Sales of Loans	318	—	—	—	318
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	391	—	(1)	391
Insurance Revenues	13	6	1,674	(7)	1,686
Noncash Items:
Provision for Loan Losses	1,500	—	—	—	1,500
Depreciation and Amortization	720	6	237	—	963
Income Tax Expense (Benefit)	1,438	(51)	113	(289)	1,211
Segment Profit (Loss)	3,367	(77)	161	(200)	3,251
Segment Assets at December 31, 2010	1,368,348	2,193	8,426	(3,079)	1,375,888

Note 6 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased.  As of March 31, 2011, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the three months ended March 31, 2011.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 7 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At March 31, 2011, the Company has reserved 611,548 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2011 and 2010, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three months ended March 31, 2011 and 2010.  The Company recorded no other stock compensation expense applicable to options during the quarters ended March 31, 2011 and 2010 because all outstanding options were fully vested prior to 2007.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to March 31, 2011 and 2010.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock, granted in tandem with cash credit entitlements.  The incentive awards will typically be in the form of 50% restricted stock grants and 50% cash credit entitlements.  The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 15 of the year of grant, at which time they generally vest 100 percent.  For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.  During the quarters ended March 31, 2011 and 2010, the Company granted awards of 36,201 and 24,178 shares of restricted stock, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
Restricted Stock Expense	$153	$100
Cash Entitlement Expense	139	95
Tax Effect	(118)	(79)
Net of Tax	$174	$116

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $876 and $585 as of March 31, 2011 and 2010, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2011 and 2010, nor was there any unrecognized compensation expense as of March 31, 2011 and 2010 for the Employee Stock Purchase Plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value

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
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and Agency Securities	$24,700	$—	$24,700	$—
Corporate Securities	1,011	—	1,011	—
Obligations of State and Political Subdivisions	38,505	—	38,505	—
Mortgage-backed Securities-Residential	405,973	—	405,973	—
Equity Securities	816	463	—	353
Loans Held-for-Sale	2,862	—	2,862	—

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	32,178	—	32,178	—
Mortgage-backed Securities-Residential	311,066	—	311,066	—
Equity Securities	3,503	3,150	—	353
Loans Held-for-Sale	11,850	—	11,850	—

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011 and 2010:

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

	Available-for-Sale Securities
	March 31,	March 31,
	2011	2010

Balance of Recurring Level 3 Assets at January 1	$353	$353
Total Gains or Losses (realized / unrealized)
Included in earnings
Sale of Securities	—	—
Other-than-temporary Impairment Charges Recognized through Net Income	—	—
Ending Balance, March 31	$353	$353

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)
Note 8 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$1,957	$—	$—	$1,957
Commercial Real Estate Loans	$8,701	$—	$—	$8,701
Other Real Estate
Commercial Real Estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—

		Fair Value Measurements at December 31, 2010 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$1,451	$—	$—	$1,451
Commercial Real Estate Loans	$7,868	$—	$—	$7,868
Other Real Estate
Commercial Real Estate	$400	$—	$—	$400
Residential	$60	$—	$—	$60

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,232 with a valuation allowance of $4,574, resulting in an additional provision for loan losses of $574 for the three months ended March 31, 2011.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,902 with a valuation allowance of $4,583, resulting in an additional provision for loan losses of $4,036 for the year ended December 31, 2010.

Other Real Estate is measured at the lower of carrying or fair value less costs to sell.  No charge to earnings was included in the three months ended March 31, 2011 and 2010.  Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $460 at December 31, 2010.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$74,271	$74,271	$19,271	$19,271
Securities Held-to-Maturity	1,444	1,467	1,604	1,613
FHLB Stock and Other Restricted Stock	9,863	N/A	9,207	N/A
Loans, Net	1,071,292	1,071,256	894,600	894,463
Accrued Interest Receivable	7,245	7,245	6,687	6,687
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,091,322)	(1,091,322)	(725,736)	(725,736)
Time Deposits	(393,624)	(395,278)	(361,550)	(363,274)
Short-term Borrowings	(20,004)	(20,005)	(72,701)	(72,701)
Long-term Debt	(90,746)	(94,391)	(81,016)	(86,714)
Accrued Interest Payable	(1,948)	(1,948)	(2,281)	(2,281)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair value for cash and short-term investments and accrued interest receivable is estimated to be equal to their carrying value.  The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At March 31, 2011 and December 31, 2010, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Note 9 – Mergers and Acquisition Activity

Effective January 1, 2011, the Company acquired American Community Bancorp, Inc., and its subsidiaries, including the Bank of Evansville, pursuant to an Agreement and Plan of Reorganization dated October 4, 2010, as amended.  The acquisition was accomplished by the merger of American Community into the German American Bancorp, Inc., immediately followed by the merger of Bank of Evansville into German American Bancorp, Inc.’s bank subsidiary (German American Bancorp).  The Bank of Evansville operated three banking offices in Evansville, Indiana.  American Community’s consolidated assets and equity (unaudited) as of December 31, 2010 totaled $340.3 million and $18.4 million, respectively, and its consolidated net income (loss) (unaudited) totaled ($632) for the year ended December 31, 2010.  The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the March 31, 2011 financial statements as such.  The fair value estimates included in these financial statements are based on preliminary valuations.  The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed during the second quarter of 2011.

In accordance with ASC 805, the Company has expensed approximately $476 of direct acquisition costs and recorded $9.3 million of goodwill and $3.7 million of intangible assets.  The intangible assets are related to core deposits and are being amortized on an accelerated basis over 6 years.  For tax purposes, goodwill totaling $9.3 million is non-deductible.  The following table summarizes the fair value of the total consideration transferred as a part of the American Community acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 9 – Mergers and Acquisition Activity (continued)

January 1, 2011

Consideration
Cash for Options & Warrants and Fractional Shares	$2,042
Equity Instruments	29,344

Fair Value of Total Consideration Transferred	$31,386

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

Cash	$6,621
Federal Funds Sold and Other Short-term Investments	51,201
Interest-bearing Time Deposits with Banks	12,284
Securities	29,441
Loans	218,926
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	1,350
Premises, Furniture & Equipment	9,397
Other Real Estate	1,155
Core Deposit Intangible	3,678
Company Owned Life Insurance	3,334
Accrued Interest Receivable & Other Assets	5,011
Deposits	(302,742)
FHLB Advances and Other Borrowings	(14,762)
Accrued Interest Payable and Other Liabilities	(2,843)

Total Identifiable Net Assets	$22,051

Goodwill	$9,335

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

In connection with the closing of the merger, American Community paid to its shareholders of record at the close of business on December 15, 2010, a special cash dividend of $2.00 per American Community share (an aggregate of $3,997 to shareholders other than the Company) and the Company paid (or accrued an obligation to pay in 2011) approximately $2,038 to persons who held in-the-money options and warrants to purchase American Community common stock (all of which rights were cancelled at the effective time and were not assumed by the Company).

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana.  The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 9 – Mergers and Acquisition Activity (continued)

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2010 after giving effect to certain adjustments.  The unaudited pro forma information for the three months ended March 31, 2010, includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro forma	Pro forma
	Three Months	Three Months
	Ended	Ended
	3/31/2011	3/31/2010
Net Interest Income	$15,107	$14,625
Non-interest Income	4,969	4,731
Total Revenue	20,076	19,356
Provision for Loan Losses Expense	1,300	1,500
Non-interest Expense	12,554	12,284
Income Before Income Taxes	6,222	5,572
Income Tax Expense	1,827	1,487
Net Income	4,395	4,085

Earnings Per Share and Diluted Earnings Per Share	$0.35	$0.33

The above pro forma financial information includes approximately $405 of net income and $2,435 of total revenue related to the operations of the Bank of Evansville during the first quarter of 2011. The above pro forma financial information related to 2011 excludes one-time non-recurring acquisition/integration costs and revenue.  The excluded one-time costs totaled $1,316 on a pre-tax basis and the excluded one-time revenue totaled $1,045.  The above pro forma financial information excludes the American Community Bancorp, Inc. provision for loan loss recognized during the first quarter of 2010.  Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan loss recognized during the first quarter of 2010 was presumed to not be necessary.

Note 10 – New Accounting Pronouncements

The FASB issued ASU 2011-01 - Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20.  The FASB issued this guidance to address concerns that the introduction of the new disclosure requirements of ASC 310-10-50-31 through 50-34 (i.e.  ASU 2010-20) for troubled debt restructurings in one reporting period followed by a change in the definition of what constitutes a troubled debt restructuring (see ASU 2011-02 below)  shortly thereafter would be burdensome.  This newly issued guidance provided that such disclosures would be deferred until the effective date of ASU 2011-02 which is discussed in further detail immediately below.

In April 2011, the FASB issued new guidance impacting ASU No. 2011-02 - Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This new guidance was issued to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  This guidance clarifies which loan modifications constitute troubled debt restructurings (TDRs). It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. Although, this new guidance does not amend the accounting for troubled debt restructurings, it is expected that application of the clarifications contained in this guidance will result in more modifications being considered troubled debt restructurings.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The provisions of this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, this new guidance clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited, dollars in thousands except share and per share data)

Note 10 – New Accounting Pronouncements (continued)

In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  In addition, the new guidance provides “a not all inclusive” list of six indicators for creditors to consider when determining if a debtor is experiencing financial difficulties which can be found in 310-40-15-20.

For the Company, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Management continues to evaluate the impact of this standard on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC.  The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 33 retail banking offices in twelve contiguous Southern Indiana counties.  German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2011 and December 31, 2010 and the consolidated results of operations for the three months ended March 31, 2011 and 2010.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2010 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2010 Annual Report on Form 10-K.

The Company’s first quarter 2011 net income totaled $4,645,000, or $0.37 per share, which was a record level of earnings for the Company and represented a 28% increase on a per share basis over the Company’s first quarter 2010 net income of $3,251,000, or $0.29 per share.  The strong first quarter 2011 performance was inclusive of the acquisition of American Community Bancorp, Inc., and its banking subsidiary the Bank of Evansville, effective as of January 1, 2011.   The Company’s earnings included approximately $405,000 in net income related to the core operations that were acquired from the Bank of Evansville and approximately $386,000 in merger related and acquisition accounting related net income.

The Company’s first quarter 2011 earnings were positively impacted by a $3,458,000 increased level of net interest income as compared to the first quarter of 2010. The current year net interest income improvement was largely the result of a higher level of earning assets driven by growth in the Company’s deposit base, the American Community acquisition, and to a lesser extent the acquisition of two branches effective May 7, 2010.  The Company experienced strong deposit growth during the quarter with approximately $319 million of acquired deposits from the American Community transaction and $79 million of organic growth from the Company’s existing branch network.  On an annualized basis, the $79 million in organic deposit growth represented a 29% increase from the Company’s year-end balances.

Revenue from non-interest income sources was also a positive contributor to first quarter earnings in the current year increasing by $1,435,000 over that recorded in the same quarter in the prior year.  Insurance revenues, driven by a higher level of contingency revenue, increased by $363,000, or approximately 22% above the level recorded in the first quarter of last year.  Trust and investment product fees during the first quarter continued the recent trend of improvement increasing by $73,000, or approximately 19%, from the revenue recorded during the first quarter of the prior year.

Non-interest revenue during the first quarter of this year was also positively impacted by a net gain on securities of approximately $1,045,000 related to the acquisition accounting treatment of the Company’s existing equity ownership position at the time of acquisition in American Community Bancorp, Inc., as well as a $151,000 increase from the first quarter of the prior year in the level of company owned life insurance revenue and a $91,000 increase in net gains on sales of loans.

Somewhat offsetting this enhanced revenue, the Company’s total non-interest expenses increased by approximately $3,604,000, much of which was attributable to expenses associated with acquisition of American Community Bancorp, Inc., and its banking subsidiary, Bank of Evansville, and the continuing operations of the Bank of Evansville during the first quarter of this year, and to a lesser extent the acquisition of two branches effective May 7, 2010.

Management continues to focus on integrating the new operations acquired from Bank of Evansville and on expanding its customer base both in banking and nonbanking (insurance, investment, and trust) lines of business, both in Evansville and elsewhere throughout its geographic footprint.  In April 2011, the Company enhanced its trust business staff with the recruitment of a team of six experienced trust professionals from the Evansville market who will focus on growing our trust presence in this important new market area.  Additionally, the Company successfully completed the conversion of the Bank of Evansville’s customer information files to its core processing system during April 2011.  The Company expects that this conversion will facilitate our marketing of our products and services within the Evansville market under the German American name and brand.

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

Commercial and agricultural loans are subject to a standardized grading process administered by an internal loan review function.  The need for specific reserves is considered for credits when graded substandard or when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectibility of the loan is in question, or the loan characteristics require special monitoring.  Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired.  Specific allocations on impaired loans are determined by comparing the loan balance to the present value of expected cash flows or expected collateral proceeds.  Allocations are also applied to categories of loans not considered individually impaired but for which the rate of loss is expected to be greater than historical averages, including those graded substandard and non-performing consumer or residential real estate loans.  Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of March 31, 2011, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $1,500,000 and gross unrealized gains totaled approximately $9,636,000.  As of March 31, 2011, held-to-maturity securities had a gross unrecognized gain of approximately $23,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2011 totaled $4,645,000 or $0.37 per share, an increase of $1,493,000 from the fourth quarter 2010 net income of $3,152,000 or $0.28 per share and an increase of $1,394,000 from the first quarter of 2010 net income of $3,251,000 or $0.29 per share.

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

The following table summarizes net interest income (on a tax-equivalent basis).  For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented (1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$110,226	$65	0.24%	$25,257	$9	0.15%
Securities:
Taxable	355,654	2,844	3.20%	238,211	2,465	4.14%
Non-taxable	39,701	568	5.73%	26,590	410	6.16%
Total Loans and Leases (2)	1,114,310	16,303	5.92%	877,629	12,906	5.96%
Total Interest Earning Assets	1,619,891	19,780	4.93%	1,167,687	15,790	5.46%
Other Assets	143,919			96,518
Less: Allowance for Loan Losses	(13,768)			(11,308)
Total Assets	$1,750,042			$1,252,897

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$804,944	$1,266	0.64%	$476,246	$426	0.36%
Time Deposits	400,483	2,127	2.16%	342,488	2,186	2.59%
FHLB Advances and Other Borrowings	130,977	1,019	3.16%	151,318	1,322	3.54%
Total Interest-bearing Liabilities	1,336,404	4,412	1.34%	970,052	3,934	1.64%
Demand Deposit Accounts	243,622			154,219
Other Liabilities	13,957			13,391
Total Liabilities	1,593,983			1,137,662
Shareholders’ Equity	156,059			115,235
Total Liabilities and Shareholders’ Equity	$1,750,042			$1,252,897

Cost of Funds			1.10%			1.36%
Net Interest Income		$15,368			$11,856
Net Interest Margin			3.83%			4.10%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $3,458,000 or 30% (an increase of $3,512,000 or 30% on a tax-equivalent basis) for the quarter ended March 31, 2011 compared with the same quarter of 2010.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the first quarter of 2011 was 3.83% compared to 4.10% for the first quarter of 2010.  The yield on earning assets totaled 4.93% during the quarter ended March 31, 2011 compared to 5.46% in the same period of 2010 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.10% during the quarter ended March 31, 2011 compared to 1.36% in the same period of 2010.  The decline in the net interest margin expressed as a percentage was largely the result of an increased securities portfolio driven by an increase in the Company’s core deposit base.  This increase was the result of acquisition of the American Community and growth from the Company’s existing branch network.

Average earning assets increased by approximately $452.2 million for the three months ended March 31, 2011 compared with the same period of 2010.  Average loans outstanding increased by $236.7 million or 27% during the three months ended March 31, 2011 compared with the first quarter of 2010.  The increase in average loans was largely attributable to the American Community acquisition as of January 1, 2011 and the acquisition of two branch offices in the second quarter of 2010.  Average federal funds sold and other short-term investments increased by $85.0 million during the first quarter 2011 compared with the same quarter of 2010.  The average securities portfolio increased approximately $130.6 million or 49% in the three months ended March 31, 2011 compared with the first quarter of 2010.  The key driver of the increased federal funds sold position and securities portfolio was largely attributable to an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  This increase in core deposits the first quarter of 2011 compared with the first quarter of 2010 was derived from the acquisition of the American Community, the branch acquisition completed in the second quarter of 2010 and organic growth from the Company’s existing branch network.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan loss totaled $1,300,000 during the quarter ended March 31, 2011, a decline of $200,000 or 13% compared to the provision of $1,500,000 during the quarter ended March 31, 2010.

During the first quarter of 2011, the annualized provision for loan loss represented 0.47% of average loans outstanding compared with 0.68% on an annualized basis of average loans outstanding during the first quarter of 2010.  Net charge-offs totaled $444,000 or 0.16% on an annualized basis of average loans outstanding during the three months ended March 31, 2011 compared with $1,803,000 or 0.82% on an annualized basis of average loans outstanding during the same period of 2010.

The provision for loan losses made during the quarter ended March 31, 2011 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2011, non-interest income totaled $6,014,000, an increase of $1,435,000 or 31% compared with the first quarter of 2010.  During the first quarter of 2011, non-interest income attributable to the Bank of Evansville operations totaled approximately $211,000 and other acquisition accounting items related to the acquisition of American Community totaled $1,045,000.

	Three Months		Change from Prior Period
Non-interest Income	Ended March 31,		Amount	Percent
($ in thousands)	2011	2010	Change	Change
Trust and Investment Product Fees	$464	$391	$73	19%
Service Charges on Deposit Accounts	941	946	(5)	-1%
Insurance Revenues	2,049	1,686	363	22%
Company Owned Life Insurance	353	202	151	75%
Interchange Fee Income	353	256	97	38%
Other Operating Income	400	780	(380)	-49%
Subtotal	4,560	4,261	299	7%
Net Gains on Sales of Loans	409	318	91	29%
Net Gain on Securities	1,045	—	1,045	—%
Total Non-interest Income	$6,014	$4,579	$1,435	31%

Insurance revenues during the first quarter of 2011 increased significantly as a result of contingency revenue as compared to the first quarter of 2010.  Contingency revenue totaled $784,000 in the first quarter of 2011 compared with contingency revenue of  $331,000 in the quarter ended March 31, 2010.  Company owned life insurance revenue increased $151,000 or 75% during the first quarter of 2011 as compared with the same period of the prior year.  The increase was primarily attributable to a 1035 exchange transaction on a portion of the Company’s portfolio that was completed during the first quarter 2011.

Other operating income during the quarter ended March 31, 2011 declined $380,000 or -49% compared with the first quarter of 2010.  The decline in the first quarter of 2011 compared with the first quarter of 2010 was related to a net gain on the sale of a single other real estate property during 2010.  The Company realized a net gain on securities of $1,045,000 during the first quarter of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

Non-interest Expense:

During the quarter ended March 31, 2011, non-interest expense totaled $13,870,000, an increase of $3,604,000 or 35% compared with the first quarter of 2010.  During the first quarter of 2011, non-interest expense attributable to the Bank of Evansville operations totaled approximately $1,530,000 and other acquisition accounting items related to the acquisition of American Community totaled $1,604,000, including approximately $1,257,000 of non-recurring expense items.

	Three Months		Change from Prior Period
Non-interest Expense	Ended March 31,		Amount	Percent
($ in thousands)	2011	2010	Change	Change
Salaries and Employee Benefits	$7,401	$5,549	$1,852	33%
Occupancy, Furniture and Equipment Expense	1,855	1,539	316	21%
FDIC Premiums	514	352	162	46%
Data Processing Fees	1,105	359	746	208%
Professional Fees	605	521	84	16%
Advertising and Promotion	303	269	34	13%
Intangible Amortization	517	218	299	137%
Other Operating Expenses	1,570	1,459	111	8%
Total Non-interest Expense	$13,870	$10,266	$3,604	35%

Salaries and benefits increased approximately 33% compared with the first quarter of 2010.  The increase was primarily attributable to the acquisition of American Community with approximately $902,000 of recurring salary and benefit related costs and approximately $660,000 of merger related costs.

The increase in occupancy, furniture and equipment expense was also primarily related to the acquisition and the costs associated with three additional branch locations.  The Company’s FDIC deposit insurance assessments increased 46% in the first quarter of 2011 compared with the first quarter of 2010.  The increase was largely related to the increase in the size of the Company resulting from the acquisition of American Community and to a lesser degree an increased deposit base resulting from organic deposit growth unrelated to the acquisition.

Data processing fees increased approximately $746,000 or 208% during the first quarter of 2011 compared with the first quarter of 2010.  The increase was largely related to running the Company’s existing core processing system and the Bank of Evansville’s core processing system during the first quarter of 2011 and other merger related costs associated with the acquisition of American Community.  The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011.

Intangible amortization increased $299,000 or 137% during the first quarter of 2011 compared with the first quarter of 2010.  The increase was primarily related to amortization of core deposit intangible resulting from the acquisition of American Community and to a lesser extent the amortization of the core deposit intangible resulting from the acquisition of two branches in May 2010.

Income Taxes:

The Company’s effective income tax rate approximated 22.0% and 27.1% during the three months ended March 31, 2011 and 2010.  The effective tax rate in both 2011 and 2010 was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in affordable housing projects and a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax.  Further lowering the effective tax rate during the first quarter of 2011 was the non-taxability of the $1.045 million gain on securities related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

FINANCIAL CONDITION

Total assets at March 31, 2011 increased $385.8 million to $1.762 billion compared with $1.376 billion in total assets at December 31, 2010.  Cash and cash equivalents increased $55.0 million to $74.3 million at March 31, 2011 compared with $19.3 million at year-end 2010.  Securities available-for-sale increased $124.3 million to $471.0 million at March 31, 2011 compared with $346.7 million at year-end 2010.  The increase in cash and cash equivalents and securities available-for-sale was primarily attributable to organic growth in the Company’s deposit portfolio and to the acquisition of American Community.

Premises, furniture and equipment (net), at March 31, 2011 increased $9.6 million to $35.6 million compared with $26.0 million of such assets at December 31, 2010.  This increase was primarily attributable to the purchase of premises, furniture and equipment, with a fair value of approximately $9.4 million, as part of the acquisition of the Bank of Evansville and its three branch office locations.

Goodwill increased $9.3 million to $19.2 million at March 31, 2011 and other intangible assets increased $3.2 million to $5.8 million at March 31, 2011 as compared with year end 2010.  These increases were the result of acquisition accounting related to the acquisition of American Community.

Total loans outstanding increased approximately $179.0 million at March 31, 2011 compared with year-end 2010.  The loans acquired from American Community totaled approximately $207.4 million as of March 31, 2011 thus accounting for all of the loan growth for the Company for the first quarter of 2011.  The Company’s loan portfolio as constituted at December 31, 2010 (prior to the acquisition of American Community) declined by approximately $28.4 million which was largely attributable to a seasonal decline in the agricultural loan portfolio.

End of Period Loan Balances: ($ in thousands)	March 31, 2011	December 31, 2010	Current Period Change
Commercial and Industrial Loans	$282,681	$218,443	$64,238
Commercial Real Estate Loans	444,531	339,555	104,976
Agricultural Loans	145,136	165,166	(20,030)
Home Equity and Consumer Loans	127,880	118,244	9,636
Residential Mortgage Loans	97,479	77,310	20,169
Total Loans	$1,097,707	$918,718	$178,989

The Company’s allowance for loan losses totaled $14.2 million at March 31, 2011 representing an increase of $856,000 or 26% on an annualized basis from year-end 2010.  The allowance for loan losses represented 1.29% of period-end loans at March 31, 2011 compared with 1.45% at December 31, 2010.  The decline in the allowance for loan loss as a percent of total loans was the result of the acquisition accounting treatment for allowance for loan losses attributable to the acquisition of American Community.  Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.  As of March 31, 2011, the Company held a discount on acquired loans of $9.0 million which includes loans acquired in the American Community acquisition and loans acquired in a branch acquisition completed in the second quarter of 2010.

Total deposits at March 31, 2011 increased $397.7 million to $1.485 billion compared with year-end 2010 total deposits.  The deposits relative to American Community totaled $318.9 million at March 31, 2011.  Deposits from the Company’s branch bank network as constituted on December 31, 2010 (prior to the American Community acquisition) increased $79.0 million or approximately 29% on an annualized basis during the first quarter of 2011.

End of Period Deposit Balances: ($ in thousands)	March 31, 2011	December 31, 2010	Current Period Change
Non-interest-bearing Demand Deposits	$242,159	$184,204	$57,955
Interest-bearing Demand, Savings,
& Money Market Accounts	849,163	541,532	307,631
Time Deposits < $100,000	291,765	272,963	18,802
Time Deposits of $100,000 or more & Brokered Deposits	101,859	88,587	13,272
Total Deposits	$1,484,946	$1,087,286	$397,660

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Non-accrual Loans	$18,378	$10,150
Past Due Loans (90 days or more)	177	671
Restructured Loans	388	396
Total Non-performing Loans	18,943	11,217
Other Real Estate	3,434	2,095
Total Non-performing Assets	$22,377	$13,312

Non-performing Loans to Total Loans	1.73%	1.22%
Allowance for Loan Loss to Non-performing Loans	74.82%	118.72%

Non-performing assets totaled $22.4 million at March 31, 2011 compared to $13.3 million of non-performing assets at December 31, 2010.  Non-performing assets represented 1.27% of total assets at March 31, 2011 compared to 0.97% at year-end 2010.  Non-performing loans totaled $18.9 million at March 31, 2011 compared to $11.2 million of non-performing loans at December 31, 2010.  Non-performing loans represented 1.73% of total outstanding loans at March 31, 2011 compared with 1.22% of total loans outstanding at year-end 2010.  The increase in non-performing loans attributable to the acquisition of American Community totaled $2.2 million at March 31, 2011.  The remainder of the increase was attributable to two commercial credit relationships.  One relationship was acquired as a part of the branch acquisition the Company completed during the second quarter of 2010.  This credit is related to the operation of two restaurants and totaled $3.9 million at quarter-end.  The second relationship is a commercial real estate participation loan secured by a convenience store that totaled $2.4 million at quarter end March 31, 2011.

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

Tier 1, or core capital, consists of shareholders’ equity plus certain amounts of instruments commonly referred to as trust preferred securities, less goodwill, core deposit intangibles, other identifiable intangibles and certain deferred tax assets defined by bank regulations.  Tier 2 capital currently consists of the amount of the allowance for loan losses which does not exceed a defined maximum allowance limit of 1.25 percent of gross risk adjusted assets and certain amounts of subordinated debenture obligations.  Total capital is the sum of Tier 1 and Tier 2 capital.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of March 31, 2011.

At March 31, 2011, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	At March 31, 2011	At December 31, 2010
Leverage Ratio	4.00%	7.35%	7.61%
Tier 1 Capital to Risk-adjusted Assets	4.00%	10.31%	10.37%
Total Capital to Risk-adjusted Assets	8.00%	13.36%	14.18%

As of March 31, 2011, shareholders’ equity increased by $29.8 million to $151.3 million compared with $121.5 million at year-end 2010.  The increase in shareholders’ equity was largely attributable to the issuance of the Company’s common shares in the acquisition of American Community.  Approximately 1,449,000 shares were issued to American Community shareholders resulting in an increase to shareholders’ equity of $26.7 million.  The increase in shareholders’ equity was also attributable to an increase of $2.9 million in retained earnings.  Shareholders’ equity represented 8.6% of total assets at March 31, 2011 and 8.8% at December 31, 2010.   Shareholders’ equity included $25.0 million of goodwill and other intangible assets at March 31, 2011 compared to $12.5 million of goodwill and other intangible assets at December 31, 2010.

Effective January 1, 2011, and as a result of the acquisition of American Community, German American assumed long-term debt obligations of American Community and Bank of Evansville including two junior subordinated debentures issued by American Community in the aggregate unpaid principal amount of approximately $8.3 million. The junior subordinated debentures were issued to certain statutory trusts established by American Community (in support of related issuances of trust preferred securities issued by those trusts) and both mature in single installments of principal payable in 2035, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These junior subordinated debenture obligations are now obligations of German American’s parent company.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents increased $55.0 million during the three months ended March 31, 2011 ending at $74.3 million.  During the three months ended March 31, 2011, operating activities resulted in net cash inflows of $19.3 million.  Investing activities resulted in net cash inflows of $228 million during the three months ended March 31, 2011. Financing activities resulted in net cash inflows for the three months ended March 31, 2011 of $35.5 million.  The net inflows from financing activities was primarily the result of increased deposits partially offset by a reduction of short-term borrowings in the form of repurchase agreements with deposit customers and overnight variable rate borrowings from the Federal Home Loan Bank.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future including in this report its statements in “Management Overview” (above in this Item 2) concerning its expectations for expanding its customer base in both banking and non-banking lines of business including in its Evansville market. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others.  Such forward looking statements can include statements about the Company’s net interest income or net interest margin; its adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; tax estimates and recognition; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends.  They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement.  The discussions in this Item 2 list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements.  Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities; risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations; factors driving impairment charges on investments; the impact, extent and timing of technological changes; litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future; actions of the Federal Reserve Board; changes in accounting principles and interpretations; potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary; actions of the regulatory authorities under the Dodd-Frank Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.  Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2010, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2011

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in rates	$ Amount	% Change	NPV Ratio	Change
+2%	158,691	(17.67)%	9.37%	(155)b.p.
Base	192,748	—	10.92%	—
-2%	158,979	(17.52)%	8.88%	(204)b.p.

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

Item 4.   Controls and Procedures

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended March 31, 2011.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
1/1/11 – 1/31/11	—	—	—	272,789
2/1/11 – 2/28/11	—	—	—	272,789
3/1/11 – 3/31/11	—	—	—	272,789
	—	—	—

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2011 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2011.

Item 6. Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 9, 2011	By	/s/ Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: May 9, 2011	By	/s/ Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
4.1	Description of Assumed Junior Subordinated Debentures of American Community Bancorp, Inc., and Agreement to Furnish Copies of Related Instruments and Documents.

10.1
Description of Executive Management Incentive Plan for 2011 (awards payable in 2012) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 4, 2011.*

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