Form 10-Q
period 2011-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2011-08-05
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2011
Common Shares, no par value	12,593,524

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

*****

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	4

	Consolidated Statements of Income and Comprehensive Income -
	Three Months Ended June 30, 2011 and 2010	5

	Consolidated Statements of Income and Comprehensive Income –
	Six Months Ended June 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows – Six Months Ended
	June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements – June 30, 2011	8-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40-41

PART II.	OTHER INFORMATION	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

SIGNATURES		42

INDEX OF EXHIBITS		43

PART I.        FINANCIAL INFORMATION
Item 1.          Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30,	December 31,
	2011	2010

ASSETS
Cash and Due from Banks	$28,105	$15,021
Federal Funds Sold and Other Short-term Investments	79,668	4,250
Cash and Cash Equivalents	107,773	19,271

Interest-bearing Time Deposits with Banks	8,360	—
Securities Available-for-Sale, at Fair Value	485,386	346,747
Securities Held-to-Maturity, at Cost (Fair value of $1,454 and $1,613 on June 30, 2011 and December 31, 2010, respectively)	1,444	1,604

Loans Held-for-Sale	6,097	11,850

Loans	1,108,622	918,718
Less: Unearned Income	(1,875)	(1,482)
Allowance for Loan Losses	(14,780)	(13,317)
Loans, Net	1,091,967	903,919

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	9,207
Premises, Furniture and Equipment, Net	35,949	25,974
Other Real Estate	2,317	2,095
Goodwill	19,170	9,835
Intangible Assets	5,287	2,624
Company Owned Life Insurance	28,760	24,822
Accrued Interest Receivable and Other Assets	16,822	17,940
TOTAL ASSETS	$1,817,672	$1,375,888

LIABILITIES
Non-interest-bearing Demand Deposits	$248,979	$184,204
Interest-bearing Demand, Savings, and Money Market Accounts	876,949	541,532
Time Deposits	395,321	361,550
Total Deposits	1,521,249	1,087,286

FHLB Advances and Other Borrowings	119,257	153,717
Accrued Interest Payable and Other Liabilities	17,083	13,351
TOTAL LIABILITIES	1,657,589	1,254,354

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,593	11,105
Additional Paid-in Capital	94,700	69,297
Retained Earnings	42,220	36,232
Accumulated Other Comprehensive Income	10,570	4,900

TOTAL SHAREHOLDERS’ EQUITY	160,083	121,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,817,672	$1,375,888

End of period shares issued and outstanding	12,593,222	11,105,583

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	June 30,
	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$16,446	$13,194
Interest on Federal Funds Sold and Other Short-term Investments	66	27
Interest and Dividends on Securities:
Taxable	3,586	2,462
Non-taxable	423	258
TOTAL INTEREST INCOME	20,521	15,941

INTEREST EXPENSE
Interest on Deposits	3,248	2,686
Interest on FHLB Advances and Other Borrowings	1,009	1,340
TOTAL INTEREST EXPENSE	4,257	4,026

NET INTEREST INCOME	16,264	11,915
Provision for Loan Losses	1,300	1,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,964	10,915

NON-INTEREST INCOME
Trust and Investment Product Fees	495	395
Service Charges on Deposit Accounts	1,074	1,075
Insurance Revenues	1,290	1,083
Company Owned Life Insurance	250	186
Interchange Fee Income	378	292
Other Operating Income	496	261
Net Gains on Sales of Loans	379	499
Net Gain on Securities	—	—
TOTAL NON-INTEREST INCOME	4,362	3,791

NON-INTEREST EXPENSE
Salaries and Employee Benefits	6,722	5,288
Occupancy Expense	1,024	835
Furniture and Equipment Expense	817	600
FDIC Premiums	382	336
Data Processing Fees	395	365
Professional Fees	499	524
Advertising and Promotion	314	273
Supplies	189	246
Intangible Amortization	498	247
Other Operating Expenses	1,431	1,188
TOTAL NON-INTEREST EXPENSE	12,271	9,902

Income before Income Taxes	7,055	4,804
Income Tax Expense	2,191	1,396
NET INCOME	$4,864	$3,408

COMPREHENSIVE INCOME	$10,346	$5,331

Earnings Per Share and Diluted Earnings Per Share	$0.39	$0.31
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Six Months Ended
	June 30,
	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$32,687	$26,033
Interest on Federal Funds Sold and Other Short-term Investments	131	36
Interest and Dividends on Securities:
Taxable	6,430	4,927
Non-taxable	792	528
TOTAL INTEREST INCOME	40,040	31,524

INTEREST EXPENSE
Interest on Deposits	6,641	5,298
Interest on FHLB Advances and Other Borrowings	2,028	2,662
TOTAL INTEREST EXPENSE	8,669	7,960

NET INTEREST INCOME	31,371	23,564
Provision for Loan Losses	2,600	2,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,771	21,064

NON-INTEREST INCOME
Trust and Investment Product Fees	959	786
Service Charges on Deposit Accounts	2,015	2,021
Insurance Revenues	3,339	2,769
Company Owned Life Insurance	603	388
Interchange Fee Income	731	548
Other Operating Income	896	1,041
Net Gains on Sales of Loans	788	817
Net Gain on Securities	1,045	—
TOTAL NON-INTEREST INCOME	10,376	8,370

NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,123	10,837
Occupancy Expense	2,074	1,722
Furniture and Equipment Expense	1,622	1,252
FDIC Premiums	896	688
Data Processing Fees	1,500	724
Professional Fees	1,104	1,045
Advertising and Promotion	617	542
Supplies	371	441
Intangible Amortization	1,015	465
Other Operating Expenses	2,819	2,452
TOTAL NON-INTEREST EXPENSE	26,141	20,168

Income before Income Taxes	13,006	9,266
Income Tax Expense	3,497	2,607
NET INCOME	$9,509	$6,659

COMPREHENSIVE INCOME	$15,179	$9,481

Earnings Per Share and Diluted Earnings Per Share	$0.76	$0.60
Dividends Per Share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,509	$6,659
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	888	278
Depreciation and Amortization	2,685	1,812
Loans Originated for Sale	(42,261)	(40,891)
Proceeds from Sales of Loans Held-for-Sale	48,802	36,646
Loss in Investment in Limited Partnership	8	33
Provision for Loan Losses	2,600	2,500
Gain on Sale of Loans, net	(788)	(817)
Gain on Securities, net	(1,045)	—
Gain on Sales of Other Real Estate and Repossessed Assets	(103)	(237)
Loss (Gain) on Disposition and Impairment of Premises and Equipment	13	(55)
Increase in Cash Surrender Value of Company Owned Life Insurance	(604)	(392)
Equity Based Compensation	307	200
Change in Assets and Liabilities:
Interest Receivable and Other Assets	6,017	2,218
Interest Payable and Other Liabilities	(2,211)	(202)
Net Cash from Operating Activities	23,817	7,752

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	3,882	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	38,241	25,873
Redemption of Federal Reserve Bank Stock	694	—
Purchase of Securities Available-for-Sale	(141,180)	(69,406)
Proceeds from Maturities of Securities Held-to-Maturity	161	889
Proceeds from Redemption of Federal Home Loan Bank Stock	1,523	—
Purchase of Loans	—	(175)
Proceeds from Sales of Loans	893	3,711
Loans Made to Customers, net of Payments Received	25,773	472
Proceeds from Sales of Other Real Estate	2,641	1,889
Property and Equipment Expenditures	(2,359)	(652)
Proceeds from Sales of Property and Equipment	12	491
Acquire Bank Branches	—	855
Acquisition of American Community Bancorp, Inc.	55,780	—
Net Cash from Investing Activities	(13,939)	(36,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	131,374	30,090
Change in Short-term Borrowings	(44,202)	10,535
Repayments of Long-term Debt	(5,039)	(796)
Issuance of Common Stock	12	32
Dividends Paid	(3,521)	(3,105)
Net Cash from Financing Activities	78,624	36,756

Net Change in Cash and Cash Equivalents	88,502	8,455
Cash and Cash Equivalents at Beginning of Year	19,271	28,054
Cash and Cash Equivalents at End of Period	$107,773	$36,509

Cash Paid During the Period for
Interest	$8,918	$7,858
Income Taxes	3,981	2,678
Supplemental Non Cash Disclosures (1)
Loans Transferred to Other Real Estate	$1,608	$1,112
(1) See Note 9 for non-cash transactions included in the acquisition of American Community Bancorp, Inc.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Note 2 – Per Share Data

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	June 30,
Earnings per Share:	2011	2010
Net Income	$4,864	$3,408
Weighted Average Shares Outstanding	12,592,324	11,103,095
Earnings per Share	$0.39	$0.31

Diluted Earnings per Share:
Net Income	$4,864	$3,408

Weighted Average Shares Outstanding	12,592,324	11,103,095
Potentially Dilutive Shares, Net	5,555	5,065
Diluted Weighted Average Shares Outstanding	12,597,879	11,108,160
Diluted Earnings per Share	$0.39	$0.31

Stock options for 89,275 and 99,275 shares of common stock were not considered in computing diluted earnings per share for the quarters ended June 30, 2011 and 2010, respectively, because they were anti-dilutive.

The computations of Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended
	June 30,
Earnings per Share:	2011	2010
Net Income	$9,509	$6,659
Weighted Average Shares Outstanding	12,546,310	11,092,447
Earnings per Share	$0.76	$0.60

Diluted Earnings per Share:
Net Income	$9,509	$6,659

Weighted Average Shares Outstanding	12,546,310	11,092,447
Potentially Dilutive Shares, Net	6,221	4,896
Diluted Weighted Average Shares Outstanding	12,552,531	11,097,343
Diluted Earnings per Share	$0.76	$0.60

Stock options for 89,275 and 99,275 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2011 and December 31, 2010, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value
June 30, 2011
U.S. Treasury and Agency Securities	$21,844	$228	$—	$22,072
Corporate Securities	1,009	1	—	1,010
Obligations of State and Political Subdivisions	45,237	2,035	(40)	47,232
Mortgage-backed Securities - Residential	399,819	14,571	(15)	414,375
Equity Securities	794	—	(97)	697
Total	$468,703	$16,835	$(152)	$485,386
December 31, 2010
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	31,483	813	(118)	32,178
Mortgage-backed Securities - Residential	304,935	7,614	(1,483)	311,066
Equity Securities	2,418	1,085	—	3,503
Total	$338,836	$9,512	$(1,601)	$346,747

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.  All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2011 and December 31, 2010, were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
June 30, 2011
Obligations of State and Political Subdivisions	$1,444	$10	$—	$1,454

December 31, 2010
Obligations of State and Political Subdivisions	$1,604	$9	$—	$1,613

The amortized cost and fair value of Securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$1,409	$1,412
Due after one year through five years	22,836	23,305
Due after five years through ten years	14,482	14,898
Due after ten years	29,363	30,699
Mortgage-backed Securities - Residential	399,819	414,375
Equity Securities	794	697
Totals	$468,703	$485,386

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$170	$170
Due after one year through five years	719	727
Due after five years through ten years	555	557
Due after ten years	—	—
Totals	$1,444	$1,454

Below is a summary of securities with unrealized losses as of June 30, 2011 and December 31, 2010, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At June 30, 2011:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	1,384	(40)	—	—	1,384	(40)
Mortgage-backed Securities - Residential	7,906	(15)	—	—	7,906	(15)
Equity Securities	697	(97)	—	—	697	(97)
Total	$9,987	$(152)	$—	$—	$9,987	$(152)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At December 31, 2010:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	5,175	(118)	—	—	5,175	(118)
Mortgage-backed Securities - Residential	70,123	(1,483)	—	—	70,123	(1,483)
Equity Securities	—	—	—	—	—	—
Total	$75,298	$(1,601)	$—	$—	$75,298	$(1,601)

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

The Company held a minority interest in American Community Bancorp, Inc., prior to the acquisition on January 1, 2011 (see Note 9 for further discussion).  For the six months ended June 30, 2011, the Company recognized a gain of $1.045 million on the stock held of American Community Bancorp, Inc. as a result of the acquisition.  No gains or losses were recognized during the three months ended June 30, 2011.  No gains or losses were recognized during the quarter or six months ended June 30, 2010.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 4 – Loans

Loans were comprised of the following classifications at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Commercial:
Commercial and Industrial Loans and Leases	$293,439	$218,443
Commercial Real Estate Loans	440,704	339,555
Agricultural Loans	152,229	165,166
Retail:
Home Equity Loans	76,818	64,437
Consumer Loans	51,457	53,807
Residential Mortgage Loans	93,975	77,310
Subtotal	1,108,622	918,718
Less: Unearned Income	(1,875)	(1,482)
Allowance for Loan Losses	(14,780)	(13,317)
Loans, net	$1,091,967	$903,919

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending June 30, 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2011
Beginning Balance	$3,820	$7,708	$654	$271	$432	$748	$540	$14,173
Provision for Loan Losses	650	315	79	(18)	—	115	159	1,300
Recoveries	3	11	—	1	27	15	—	57
Loans Charged-off	(181)	(337)	—	(41)	(59)	(132)	—	(750)
Ending Balance	$4,292	$7,697	$733	$213	$400	$746	$699	$14,780

The following table presents the activity in the allowance for loan losses by portfolio class for the six months ending June 30, 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2011
Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	755	887	(17)	86	84	338	467	2,600
Recoveries	6	103	—	3	59	15	—	186
Loans Charged-off	(182)	(790)	—	(96)	(105)	(150)	—	(1,323)
Ending Balance	$4,292	$7,697	$733	$213	$400	$746	$699	$14,780

The following table presents the activity in the allowance for loan losses for the three months ended June 30, 2010:

Beginning Balance	$10,713
Provision for Loan Losses	1,000
Loans Charged-off	(1,237)
Recoveries	337
Ending Balance	$10,813

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2010:

Beginning Balance	$11,016
Provision for Loan Losses	2,500
Loans Charged-off	(3,142)
Recoveries	439
Ending Balance	$10,813

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2011 and December 31, 2010:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
June 30, 2011
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$4,634	$1,395	$3,239	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,071	2,897	4,383	733	213	400	746	699
Acquired with Deteriorated Credit Quality	75	—	75	—	—	—	—	—
Total Ending Allowance Balance	$14,780	$4,292	$7,697	$733	$213	$400	$746	$699

Loans:
Loans Individually
Evaluated for Impairment	$15,577	$2,707	$12,870	$—	$—	$—	$—	$—
Loans Collectively
Evaluated for Impairment	1,081,233	288,785	415,515	154,226	77,078	51,459	94,170	—
Loans Acquired with Deteriorated Credit Quality	16,870	2,969	13,563	—	—	184	154	—
Total Ending Loans Balance (1)	$1,113,680	$294,461	$441,948	$154,226	$77,078	$51,643	$94,324	$—

(1)  Total recorded investment in loans includes $5,058 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
December 31, 2010
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$4,583	$1,387	$3,196	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	8,734	2,326	4,301	750	220	362	543	232
Total Ending Allowance Balance	$13,317	$3,713	$7,497	$750	$220	$362	$543	$232

Loans:
Loans Individually
Evaluated for Impairment	$16,833	$3,421	$13,357	$55	$—	$—	$—	$—
Loans Collectively
Evaluated for Impairment	907,525	215,840	327,413	167,933	64,652	54,048	77,639	—
Total Ending Loans Balance (1)	$924,358	$219,261	$340,770	$167,988	$64,652	$54,048	$77,639	$—

(1)  Total recorded investment in loans includes $5,640 in accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three month period ended June 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash
	Principal	Recorded	Loan Losses	Recorded	Income	Basis
	Balance	Investment	Allocated	Investment	Recognized	Recognized
June 30, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$117	$96	$—	$730	$2	$2
Commercial Real Estate Loans	4,240	3,485	—	4,059	29	29
Agricultural Loans	—	—	—	20	6	6

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,597	2,638	1,395	3,961	4	4
Commercial Real Estate Loans	9,976	9,969	3,239	10,451	6	4
Agricultural Loans	—	—	—	—	—	—
Total	$16,930	$16,188	$4,634	$19,221	$47	$45

The following table presents loans individually evaluated for impairment by class of loans as of and for the six month period ended June 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash
	Principal	Recorded	Loan Losses	Recorded	Income	Basis
	Balance	Investment	Allocated	Investment	Recognized	Recognized
June 30, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$117	$96	$—	$281	$3	$3
Commercial Real Estate Loans	4,240	3,485	—	2,388	32	32
Agricultural Loans	—	—	—	38	6	6

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,597	2,638	1,395	4,280	6	6
Commercial Real Estate Loans	9,976	9,969	3,239	11,181	36	34
Agricultural Loans	—	—	—	—	—	—
Total	$16,930	$16,188	$4,634	$18,168	$83	$81

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$570	$585	$—
Commercial Real Estate Loans	2,243	2,231	—
Agricultural Loans	55	55	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,779	2,836	1,387
Commercial Real Estate Loans	11,062	11,126	3,196
Agricultural Loans	—	—	—
Total	$16,709	$16,833	$4,583

The following table presents information for loans individually evaluated for impairment for the three month period ended June 30, 2010:

Average Balance of Individually Impaired Loans During Period	$7,556
Interest Income Recognized During Impairment	35
Interest Income Recognized on Cash Basis	35

The following table presents information for loans individually evaluated for impairment for the six month period ended June 30, 2010:

Average Balance of Individually Impaired Loans During Period	$7,769
Interest Income Recognized During Impairment	51
Interest Income Recognized on Cash Basis	51

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

			Loans Past Due
			Over 90 Days
	Non-Accrual		& Still Accruing
	2011	2010	2011	2010

Commercial and Industrial Loans and Leases	$2,624	$514	$11	$547
Commercial Real Estate Loans	12,661	8,718	116	103
Agricultural Loans	—	55	—	—
Home Equity Loans	85	156	—	—
Consumer Loans	279	103	26	38
Residential Mortgage Loans	1,356	604	—	—
Total	$17,005	$10,150	$153	$688

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2011 and December 31, 2010:

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
June 30, 2011
Commercial and Industrial Loans and Leases	$294,461	$776	$51	$2,534	$3,361	$291,100
Commercial Real Estate Loans	441,948	1,128	468	8,994	10,590	431,358
Agricultural Loans	154,226	83	43	—	126	154,100
Home Equity Loans	77,078	178	83	85	346	76,732
Consumer Loans	51,643	266	95	263	624	51,019
Residential Mortgage Loans	94,324	2,115	298	1,356	3,769	90,555
Total (1)	$1,113,680	$4,546	$1,038	$13,232	$18,816	$1,094,864

(1)  Total recorded investment in loans includes $5,058 in accrued interest.

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2010
Commercial and Industrial Loans and Leases	$219,261	$1,876	$782	$1,011	$3,669	$215,592
Commercial Real Estate Loans	340,770	149	700	5,843	6,692	334,078
Agricultural Loans	167,988	363	—	55	418	167,570
Home Equity Loans	64,652	132	12	156	300	64,352
Consumer Loans	54,048	604	95	108	807	53,241
Residential Mortgage Loans	77,639	2,112	580	604	3,296	74,343
Total (1)	$924,358	$5,236	$2,169	$7,777	$15,182	$909,176

(1)  Total recorded investment in loans includes $5,640 in accrued interest.

Troubled Debt Restructurings:

The Company has allocated $201 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011.  The Company had allocated $173 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010.  The Company has not committed to lending any additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is a follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2011
Commercial and Industrial Loans and Leases	$257,551	$18,744	$18,166	$—	$294,461
Commercial Real Estate Loans	383,947	29,980	28,021	—	441,948
Agricultural Loans	148,242	3,399	2,585	—	154,226
Total	$789,740	$52,123	$48,772	$—	$890,635

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2010
Commercial and Industrial Loans and Leases	$192,494	$14,782	$11,985	$—	$219,261
Commercial Real Estate Loans	295,863	27,304	17,603	—	340,770
Agricultural Loans	161,871	3,294	2,823	—	167,988
Total	$650,228	$45,380	$32,411	$—	$728,019

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

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
June 30, 2011
Performing	$76,993	$51,338	$92,968
Nonperforming	85	305	1,356
Total	$77,078	$51,643	$94,324

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2010
Performing	$64,496	$53,907	$77,035
Nonperforming	156	141	604
Total	$64,652	$54,048	$77,639

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents financing receivable purchased and/or sold during the six months ended June 30, 2011 by portfolio class:

Commercial
and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Total

Purchases	$69,898	$111,629	$—	$13,329	$1,169	$22,901	$218,926

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

June 30, 2011

Commercial and Industrial Loans	$2,969
Commercial Real Estate Loans	13,563
Home Equity Loans	—
Consumer Loans	184
Residential Mortgage Loans	154
Total	$16,870

Carrying amount, Net of Allowance	$16,795

Accretable yield, or income expected to be collected, is as follows:
June 30, 2011

Balance at April 1, 2011	$1,792
New Loans Purchased	—
Accretion of Income	(314)
Balance at June 30, 2011	$1,478

Balance at January 1, 2011	$—
New Loans Purchased	2,042
Accretion of Income	(564)
Balance at June 30, 2011	$1,478

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $75 during the three and six months ended June 30, 2011.  No allowances for loan losses were reversed during the same periods.

Contractually required payments receivable of loans purchased during the year:

Commercial and Industrial Loans	$4,542
Commercial Real Estate Loans	19,260
Home Equity Loans	28
Consumer Loans	217
Residential Mortgage Loans	458
Total	$24,505

Cash Flows Expected to be Collected at Acquisition	$19,695
Fair Value of Acquired Loans at Acquisition	17,653

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 33 retail banking offices at June 30, 2011.  Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment.  The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company.  These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products from seven offices.  Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended	Banking	Services	Insurance	Other	Totals
June 30, 2011
Net Interest Income	$16,790	$5	$6	$(537)	$16,264
Net Gains on Sales of Loans	379	—	—	—	379
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	495	—	(1)	495
Insurance Revenues	19	2	1,282	(13)	1,290
Noncash Items:
Provision for Loan Losses	1,300	—	—	—	1,300
Depreciation and Amortization	1,175	9	137	38	1,359
Income Tax Expense (Benefit)	2,626	(121)	15	(329)	2,191
Segment Profit (Loss)	5,403	(185)	(11)	(343)	4,864
Segment Assets at June 30, 2011	1,822,774	12,142	7,852	(25,096)	1,817,672

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 5 – Segment Information (continued)
		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended	Banking	Services	Insurance	Other	Totals
June 30, 2010
Net Interest Income	$12,356	$2	$9	$(452)	$11,915
Net Gains on Sales of Loans	499	—	—	—	499
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	395	—	(1)	395
Insurance Revenues	17	1	1,072	(7)	1,083
Noncash Items:
Provision for Loan Losses	1,000	—	—	—	1,000
Depreciation and Amortization	615	7	227	—	849
Income Tax Expense (Benefit)	1,883	(53)	(105)	(329)	1,396
Segment Profit (Loss)	3,874	(80)	(171)	(215)	3,408
Segment Assets at December 31, 2010	1,368,348	2,193	8,426	(3,079)	1,375,888

		Trust and
		Investment
	Core	Advisory			Consolidated
Six Months Ended	Banking	Services	Insurance	Other	Totals
June 30, 2011
Net Interest Income	$32,429	$7	$13	$(1,078)	$31,371
Net Gains on Sales of Loans	788	—	—	—	788
Net Gain on Securities	—	—	—	1,045	1,045
Trust and Investment Product Fees	2	959	—	(2)	959
Insurance Revenues	40	2	3,313	(16)	3,339
Noncash Items:
Provision for Loan Losses	2,600	—	—	—	2,600
Depreciation and Amortization	2,320	17	273	75	2,685
Income Tax Expense (Benefit)	3,995	(147)	330	(681)	3,497
Segment Profit (Loss)	8,964	(223)	439	329	9,509
Segment Assets at June 30, 2011	1,822,774	12,142	7,852	(25,096)	1,817,672

		Trust and
		Investment
	Core	Advisory			Consolidated
Six Months Ended	Banking	Services	Insurance	Other	Totals
June 30, 2010
Net Interest Income	$24,442	$4	$17	$(899)	$23,564
Net Gains on Sales of Loans	817	—	—	—	817
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	786	—	(2)	786
Insurance Revenues	30	7	2,746	(14)	2,769
Noncash Items:
Provision for Loan Losses	2,500	—	—	—	2,500
Depreciation and Amortization	1,335	13	464	—	1,812
Income Tax Expense (Benefit)	3,321	(104)	8	(618)	2,607
Segment Profit (Loss)	7,241	(157)	(10)	(415)	6,659
Segment Assets at December 31, 2010	1,368,348	2,193	8,426	(3,079)	1,375,888

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 6 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased.  As of June 30, 2011, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the six months ended June 30, 2011.

Note 7 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At June 30, 2011, the Company has reserved 611,548 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the six months ended June 30, 2011 and 2010, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three and six months ended June 30, 2011 and 2010.  The Company recorded no other stock compensation expense applicable to options during the quarter and six months ended June 30, 2011 and 2010 because all outstanding options were fully vested prior to 2007.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to June 30, 2011 and 2010.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock, granted in tandem with cash credit entitlements.  The incentive awards will typically be in the form of 50% restricted stock grants and 50% cash credit entitlements.  The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 15 of the year of grant, at which time they generally vest 100 percent.  For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.  During the three and six months ended June 30, 2011, the Company granted awards of 1,266 and 37,467 shares of restricted stock, respectively.  During the six months ended June 30, 2010, the Company granted awards of 24,178 shares of restricted stock. The Company granted no shares of restricted stock during the three months ended June 30, 2010.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	June 30,
	2011	2010
Restricted Stock Expense	$154	$100
Cash Entitlement Expense	137	95
Tax Effect	(118)	(79)
Net of Tax	$173	$116

	Six Months Ended
	June 30,
	2011	2010
Restricted Stock Expense	$308	$200
Cash Entitlement Expense	275	190
Tax Effect	(236)	(158)
Net of Tax	$347	$232

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $587 and $390 as of June 30, 2011 and 2010, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 7 – Equity Plans and Equity Based Compensation (continued)

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

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2011 and 2010, nor was there any unrecognized compensation expense as of June 30, 2011 and 2010 for the Employee Stock Purchase Plan.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$22,072	$—	$22,072	$—
Corporate Securities	1,010	—	1,010	—
Obligations of State and
Political Subdivisions	47,232	—	47,232	—
Mortgage-backed Securities-Residential	414,375	—	414,375	—
Equity Securities	697	344	—	353
Loans Held-for-Sale	6,097	—	6,097	—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Corporate Securities	—	—	—	—
Obligations of State and
Political Subdivisions	32,178	—	32,178	—
Mortgage-backed Securities-Residential	311,066	—	311,066	—
Equity Securities	3,503	3,150	—	353
Loans Held-for-Sale	11,850	—	11,850	—

There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010:

	Equity Securities
Three Months Ended June 30:	2011	2010

Balance of Recurring Level 3 Assets at April 1	$353	$353
Sale of Securities	—	—
Other-than-temporary Impairment Charges Recognized through Net Income	—	—
Ending Balance, June 30	$353	$353

	Equity Securities
Six Months Ended June 30:	2011	2010

Balance of Recurring Level 3 Assets at January 1	$353	$353
Sale of Securities	—	—
Other-than-temporary Impairment Charges Recognized through Net Income	—	—
Ending Balance, June 30	$353	$353

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2011 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$1,243	$—	$—	$1,243
Commercial Real Estate Loans	$6,727	$—	$—	$6,727
Other Real Estate
Commercial Real Estate	$—	$—	$—	$—
Residential	$—	$—	$—	$—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$1,451	$—	$—	$1,451
Commercial Real Estate Loans	$7,868	$—	$—	$7,868
Other Real Estate
Commercial Real Estate	$400	$—	$—	$400
Residential	$60	$—	$—	$60

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $12,604 with a valuation allowance of $4,634, resulting in an additional provision for loan losses of $411 and $925 for the three and six months ended June 30, 2011, respectively.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,902 with a valuation allowance of $4,583, resulting in an additional provision for loan losses of $4,036 for the year ended December 31, 2010.

Other Real Estate is measured at the lower of carrying or fair value less costs to sell.  No charge to earnings was included in the three and six months ended June 30, 2011.  Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying amount of $460 at December 31, 2010.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$107,773	$107,773	$19,271	$19,271
Securities Held-to-Maturity	1,444	1,454	1,604	1,613
FHLB Stock and Other Restricted Stock	8,340	N/A	9,207	N/A
Loans, Net	1,083,997	1,082,433	894,600	894,463
Accrued Interest Receivable	7,024	7,024	6,687	6,687
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,125,928)	(1,125,928)	(725,736)	(725,736)
Time Deposits	(395,321)	(396,100)	(361,550)	(363,274)
Short-term Borrowings	(28,499)	(28,499)	(72,701)	(72,701)
Long-term Debt	(90,758)	(94,979)	(81,016)	(86,714)
Accrued Interest Payable	(2,031)	(2,031)	(2,281)	(2,281)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair value for cash and short-term investments and accrued interest receivable is estimated to be equal to their carrying value.  The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At June 30, 2011 and December 31, 2010, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Note 9 – Mergers and Acquisition Activity

Effective January 1, 2011, the Company acquired American Community Bancorp, Inc., and its subsidiaries, including the Bank of Evansville, pursuant to an Agreement and Plan of Reorganization dated October 4, 2010, as amended.  The acquisition was accomplished by the merger of American Community into the German American Bancorp, Inc., immediately followed by the merger of Bank of Evansville into German American Bancorp, Inc.’s bank subsidiary (German American Bancorp).  The Bank of Evansville operated three banking offices in Evansville, Indiana.  American Community’s consolidated assets and equity (unaudited) as of December 31, 2010 totaled $340.3 million and $18.4 million, respectively, and its consolidated net income (loss) (unaudited) totaled ($632) for the year ended December 31, 2010.  The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the June 30, 2011 financial statements as such.

In accordance with ASC 805, the Company has expensed approximately $493 of direct acquisition costs and recorded $9.3 million of goodwill and $3.7 million of intangible assets.  The intangible assets are related to core deposits and are being amortized on an accelerated basis over 6 years.  For tax purposes, goodwill totaling $9.3 million is non-deductible.  The following table summarizes the fair value of the total consideration transferred as a part of the American Community acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
June 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 9 – Mergers and Acquisition Activity (continued)

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2010 after giving effect to certain adjustments.  The unaudited pro forma information for the three months and six months ended June 30, 2010, includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro forma	Pro forma
	Three Months	Three Months
	Ended	Ended
	6/30/2011	6/30/2010

Net Interest Income	$16,264	$15,254
Non-interest Income	4,362	4,004
Total Revenue	20,626	19,258
Provision for Loan Losses Expense	1,300	1,000
Non-interest Expense	11,985	12,190
Income Before Income Taxes	7,341	6,068
Income Tax Expense	2,304	1,165
Net Income	5,037	4,903

Earnings Per Share and Diluted Earnings Per Share	$0.40	$0.39

	Pro forma	Pro forma
	Six Months	Six Months
	Ended	Ended
	6/30/2011	6/30/2010

Net Interest Income	$31,371	$29,926
Non-interest Income	9,331	8,735
Total Revenue	40,702	38,661
Provision for Loan Losses Expense	2,600	2,500
Non-interest Expense	24,598	24,474
Income Before Income Taxes	13,504	11,687
Income Tax Expense	4,108	2,671
Net Income	9,396	9,016

Earnings Per Share and Diluted Earnings Per Share	$0.75	$0.72

The above pro forma financial information includes approximately $885 and $1,355 of net income and $2,852 and $5,386 of total revenue related to the operations of the Bank of Evansville during the three and six months ended June 30, 2011, respectively.  The above pro forma financial information related to 2011 excludes one-time non-recurring acquisition/integration costs and revenue.  The excluded one-time costs totaled $286 and $1,543 on a pre-tax basis during the three and six months ended June 30, 2011.  The excluded one-time revenue totaled $0 and $1,045 for the three and six months ended June 30, 2011.  The above pro forma financial information excludes the American Community Bancorp, Inc. provision for loan loss recognized during the three and six months ended June 30, 2010.  Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan loss recognized during the three and six months ended June 30, 2010 was presumed to not be necessary.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Throughout this Management’s Discussion and Analysis, as elsewhere in this report, when we use the term “Company,” we will usually be referring to the business and affairs (financial and otherwise) of the Company and its subsidiaries and affiliates as a whole.  Occasionally, we will refer to the term “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc.

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2011 and December 31, 2010 and the consolidated results of operations for the three and six months ended June 30, 2011 and 2010.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2010 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2010 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

During the second quarter and first half of 2011, the Company achieved record level earnings.  The Company’s second quarter net income totaled $4,864,000, or $0.39 per share, representing an increase of approximately 43%, from the $3,408,000, or $0.31 per share, recorded during the same quarter last year.  On a year-to-date basis, 2011 earnings improved to $9,509,000 or $0.76 per share, as compared to $6,659,000, or $0.60 per share for the first six months of 2010.  The improvement in year-to-date earnings represented an increase of approximately 43%.  The strong second quarter and year-to-date 2011 performance was inclusive of the acquisition of American Community Bancorp, Inc., and its banking subsidiary, the Bank of Evansville, effective as of January 1, 2011.

The Company’s second quarter and first half of 2011 earnings were positively impacted by a $4,349,000 and $7,807,000, respectively, increase in the level of net interest income as compared to the same periods of 2010. The current year net interest income improvement was largely the result of a higher level of earning assets driven by growth in the Company’s deposit base, the American Community acquisition, and to a lesser extent the acquisition of two branches effective May 7, 2010.  The Company experienced strong deposit growth during the quarter and first half of 2011 with approximately $317 million of deposits from the American Community transaction and $117 million of organic growth from the Company’s existing branch network since year-end 2010.  On an annualized basis, the $117 million in organic deposit growth represented a 22% increase from the Company’s year-end balances.

Revenue from non-interest income sources was also a positive contributor to second quarter and first half of 2011 earnings as compared to the same period of 2010.  Second quarter and year-to-date non-interest income in 2011 increased by $571,000 or 15% and $2,006,000 or 24%, respectively, over that recorded in the same periods of 2010.

Somewhat offsetting this enhanced revenue, the Company’s total non-interest expenses increased by approximately $2,369,000 or 24% and $5,973,000 or 30% during the three and six months ended June 30, 2011 as compared with the same periods of 2010.  Much of these increases were attributable to expenses associated with acquisition of American Community Bancorp, Inc., and its banking subsidiary, Bank of Evansville, and the continuing operations of the Bank of Evansville during the first half of 2011, and to a lesser extent the acquisition of two branches effective May 7, 2010.

Management continues to focus on integrating the operations acquired from Bank of Evansville and on expanding its customer base both in banking and nonbanking (insurance, investment, and trust) lines of business, both in Evansville and elsewhere throughout its geographic footprint.  In April 2011, the Company enhanced its trust business staff with the recruitment of a team of six experienced trust professionals from the Evansville market who will focus on growing our trust presence in this important new market area.  Additionally, the Company successfully completed the conversion of the Bank of Evansville’s customer information files to its core processing system during April 2011.  The Company expects that this conversion will facilitate our marketing of our products and services within the Evansville market under the German American name and brand.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp, Inc. presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this Report, are, to a large degree, dependent upon the Company’s accounting policies.  The selection of and application of these policies involve estimates, judgments, and uncertainties that are subject to change.  The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale, and the valuation allowance on deferred tax assets.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of June 30, 2011, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $152,000 and gross unrealized gains totaled approximately $16,835,000.  As of June 30, 2011, held-to-maturity securities had a gross unrecognized gain of approximately $10,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2011 totaled $4,864,000, or $0.39 per share, an increase of $1,456,000 or 43% from the quarter ended June 30, 2010 net income of $3,408,000, or $0.31 per share.  Net income for the six months ended June 30, 2011 totaled $9,509,000 or $0.76 share, an increase of $2,850,000 or 43% from the six months ended June 30, 2010 net income of $6,659,000, or $0.60 per share.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$86,689	$66	0.30%	$52,008	$27	0.21%
Securities:
Taxable	442,883	3,586	3.24%	248,889	2,462	3.96%
Non-taxable	44,155	650	5.89%	26,080	390	5.98%
Total Loans and Leases (2)	1,107,014	16,506	5.98%	901,856	13,264	5.90%
Total Interest Earning Assets	1,680,741	20,808	4.96%	1,228,833	16,143	5.27%
Other Assets	137,280			97,246
Less: Allowance for Loan Losses	(14,687)			(11,232)
Total Assets	$1,803,334			$1,314,847

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$881,955	$1,239	0.56%	$512,680	$461	0.36%
Time Deposits	391,181	2,009	2.06%	353,577	2,225	2.52%
FHLB Advances and Other Borrowings	114,290	1,009	3.54%	154,884	1,340	3.47%
Total Interest-bearing Liabilities	1,387,426	4,257	1.23%	1,021,141	4,026	1.58%
Demand Deposit Accounts	248,055			163,227
Other Liabilities	13,685			12,678
Total Liabilities	1,649,166			1,197,046
Shareholders’ Equity	154,168			117,801
Total Liabilities and Shareholders’ Equity	$1,803,334			$1,314,847

Cost of Funds			1.01%			1.32%
Net Interest Income		$16,551			$12,117
Net Interest Margin			3.95%			3.95%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $4,349,000 or 37% (an increase of $4,434,000 or 37% on a tax-equivalent basis) for the quarter ended June 30, 2011 compared with the same quarter of 2010.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.95% for both the second quarter of 2011 and second quarter 2010.  The yield on earning assets totaled 4.96% during the quarter ended June 30, 2011 compared to 5.27% in the same period of 2010 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.01% during the quarter ended June 30, 2011 compared to 1.32% in the same period of 2010.  The increased level of net interest income during the second quarter of 2011 compared with the second quarter 2010 was primarily attributable to an increased level average earning assets.

Average earning assets increased by approximately $451.9 million for the three months ended June 30, 2011 compared with the same period of 2010.  Average loans outstanding increased by $205.2 million or 23% during the three months ended June 30, 2011 compared with the second quarter of 2010.  The increase in average loans was largely attributable to the American Community acquisition as of January 1, 2011 and the acquisition of two branch offices in the second quarter of 2010.  Average federal funds sold and other short-term investments increased by $34.7 million during the second quarter 2011 compared with the same quarter of 2010.  The average securities portfolio increased approximately $212.1 million or 77% in the three months ended June 30, 2011 compared with the second quarter of 2010.  The key driver of the increased federal funds sold position and securities portfolio was an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  The increase in average core deposits totaled $475.4 million during the second quarter 2011 compared with the second quarter 2010.  The acquisition of the American Community and the branch acquisition completed in the second quarter of 2010 contributed approximately $309.5 million of the average core deposit growth while organic growth from the Company’s existing branch network contributed approximately $165.9 of the average core deposit growth.

The following table summarizes net interest income (on a tax-equivalent basis).  For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented (1).

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$98,393	$131	0.27%	$38,706	$36	0.19%
Securities:
Taxable	399,509	6,430	3.22%	243,579	4,927	4.05%
Non-taxable	41,940	1,218	5.81%	26,334	800	6.07%
Total Loans and Leases (2)	1,110,642	32,809	5.95%	889,810	26,170	5.93%
Total Interest Earning Assets	1,650,484	40,588	4.95%	1,198,429	31,933	5.36%
Other Assets	140,575			96,884
Less: Allowance for Loan Losses	(14,230)			(11,270)
Total Assets	$1,776,829			$1,284,043

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$843,662	$2,505	0.60%	$494,564	$887	0.36%
Time Deposits	395,806	4,136	2.11%	348,063	4,411	2.56%
FHLB Advances and Other Borrowings	122,588	2,028	3.34%	153,111	2,662	3.51%
Total Interest-bearing Liabilities	1,362,056	8,669	1.28%	995,738	7,960	1.61%
Demand Deposit Accounts	245,851			158,748
Other Liabilities	13,814			13,032
Total Liabilities	1,621,721			1,167,518
Shareholders’ Equity	155,108			116,525
Total Liabilities and Shareholders’ Equity	$1,776,829			$1,284,043

Cost of Funds			1.06%			1.34%
Net Interest Income		$31,919			$23,973
Net Interest Margin			3.89%			4.02%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $7,807,000 or 33% (an increase of $7,946,000 or 33% on a tax-equivalent basis) for the six months ended June 30, 2011 compared with the same period of 2010.  The tax equivalent net interest margin was 3.89% for the first six months of 2011 compared with 4.02% for the same period of 2010.  The yield on earning assets totaled 4.95% during the six months ended June 30, 2011 compared to 5.36% in the same period of 2010 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.06% during the six months ended June 30, 2011 compared to 1.34% in the same period of 2010.  The increased level of net interest income during the first six months of 2011 compared with the same period of 2010 was primarily attributable to an increased level of average earning assets. The decline in the net interest margin expressed as a percentage was largely the result of the Company carrying a higher level of federal funds sold and other short-term investments during the first half of 2011 compared with the first half of 2010 and an increased securities portfolio driven by an increase in the Company’s core deposit base.  This increase was the result of the acquisition of the American Community and growth from the Company’s existing branch network.

Average earning assets increased by approximately $452.1 million or 38% for the six months ended June 30, 2011 compared with the same period of 2010.  Average loans outstanding increased by $220.8 million or 25% during the six months ended June 30, 2011 compared with the first half of 2010.  The increase in average loans was largely attributable to the American Community acquisition as of January 1, 2011 and the acquisition of two branch offices in the second quarter of 2010.  Average federal funds sold and other short-term investments increased by $59.7 million during the first half of 2011 compared with the same period of 2010.  The average securities portfolio increased approximately $171.5 million or 64% in the six months ended June 30, 2011 compared with the first half of 2010.  The key driver of the increased federal funds sold position and securities portfolio was an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  The increase in average core deposits totaled $464.0 million during the six months ended June 30, 2011 compared with the same period of 2010.  The acquisition of the American Community and the branch acquisition completed in the second quarter of 2010 contributed approximately $317.4 million of the average core deposit growth while organic growth from the Company’s existing branch network contributed approximately $146.6 of the average core deposit growth.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan losses totaled $1,300,000 during the quarter ended June 30, 2011, an increase of $300,000 or 30% compared to the provision of $1,000,000 during the quarter ended June 30, 2010.  The provision for loan losses totaled $2,600,000 during the six months ended June 30, 2011, an increase of $100,000 or 4% compared to the provision of $2,500,000 during the six months ended June 30, 2010.

During the second quarter of 2011, the annualized provision for loan losses represented 0.47% of average loans outstanding compared with 0.44% on an annualized basis of average loans outstanding during the second quarter of 2010.  Net charge-offs totaled $693,000 or 0.25% on an annualized basis of average loans outstanding during the three months ended June 30, 2011, compared with $900,000 or 0.40% on an annualized basis of average loans outstanding during the same period of 2010.

During the six months ended June 30, 2011, the annualized provision for loan losses represented 0.47% of average loans outstanding compared with 0.56% on an annualized basis of average loans outstanding during the first half of 2010.  Net charge-offs totaled $1,137,000 or 0.20% on an annualized basis of average loans outstanding during the six months ended June 30, 2011, compared with $2,703,000 or 0.61% on an annualized basis of average loans outstanding during the same period of 2010.

The provision for loan losses made during the quarter ended and six months ended June 30, 2011 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2011, non-interest income totaled $4,362,000, an increase of $571,000 or 15% compared with the second quarter of 2010.

			Change from
Non-interest Income	Three Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2011	2010	Change	Change
Trust and Investment Product Fees	$495	$395	$100	25%
Service Charges on Deposit Accounts	1,074	1,075	(1)	—
Insurance Revenues	1,290	1,083	207	19
Company Owned Life Insurance	250	186	64	34
Interchange Fee Income	378	292	86	29
Other Operating Income	496	261	235	90
Subtotal	3,983	3,292	691	21
Net Gains on Sales of Loans	379	499	(120)	(24)
Net Gain on Securities	—	—	—	—
Total Non-interest Income	$4,362	$3,791	$571	15

Trust and investment product fees increased $100,000 or 25% during the three months ended June 30, 2011 compared with the same period of 2010.  The increase was primarily attributable to increased retail brokerage revenues.  Insurance revenues during the second quarter of 2011 increased $207,000 or approximately 19% compared to the second quarter of 2010.  The increase was broad based across several segments of the Company’s insurance lines including commercial, personal and accident and health lines and is due in part to an administrative change in the accounting for direct bill customers during the second quarter of 2010 to better reconcile with the Company’s agency management system.

Net interchange revenues related to debit cards increased approximately 29% during the second quarter of 2011 compared with the second quarter of 2010.  This increase was attributable to increased customer utilization and the American Community acquisition.  Other operating income increased $235,000 or 90% during the quarter ended June 30, 2011 compared with the second quarter of 2010.  The increase was related to net gains on sale of other real estate during second quarter of 2011 compared with a net loss on the sale of other real estate during the quarter ended June 30, 2010.

During the second quarter of 2011, the net gain on sale of residential loans decreased approximately 24% from the gain recognized in the second quarter of 2010.  Loans sold during the three months ended June 30, 2011 totaled $16.9 million compared to $18.0 million during the same period of 2010.

			Change from
Non-interest Income	Six Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2011	2010	Change	Change
Trust and Investment Product Fees	$959	$786	$173	22%
Service Charges on Deposit Accounts	2,015	2,021	(6)	—
Insurance Revenues	3,339	2,769	570	21
Company Owned Life Insurance	603	388	215	55
Interchange Fee Income	731	548	183	33
Other Operating Income	896	1,041	(145)	(14)
Subtotal	8,543	7,553	990	13
Net Gains on Sales of Loans	788	817	(29)	(4)
Net Gain on Securities	1,045	—	1,045	n/m (1)
Total Non-interest Income	$10,376	$8,370	$2,006	24

(1) = not meaningful

Trust and investment product fees increased 22% during the six months ended June 30, 2011 compared with the same period of 2010.  The increase was primarily attributable to increased retail brokerage revenues.  Insurance revenues increased approximately 21% during the six months ended June 30, 2011 as compared to the first half of 2010 primarily as a result of increased contingency revenue.  Contingency revenue totaled $872,000 in the first half of 2011 compared with contingency revenue of $363,000 in the first half of 2010.  Company owned life insurance revenue increased $215,000 or 55% during the six months ended June 30, 2011 as compared with the same period of the prior year.  The increase was primarily attributable to a 1035 exchange transaction on a portion of the Company’s portfolio that was completed during the first quarter 2011 and to the American Community acquisition.

Net interchange revenues related to debit cards increased approximately 33% during the first half of 2011 compared with the six months ended June 30, 2010.  This increase was attributable to increased customer utilization and the American Community acquisition.  The Company realized a net gain on securities of $1,045,000 during the first quarter of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

Non-interest Expense:

During the quarter ended June 30, 2011, non-interest expense totaled $12,271,000, an increase of $2,369,000 or 24% compared with the second quarter of 2010.  During the second quarter of 2011, non-interest expense attributable to the Bank of Evansville operations and the operations of the two other branches acquired during 2010 totaled approximately $1,789,000 compared with approximately $282,000 in the second quarter of 2010.  Other acquisition accounting items related to the acquisition of American Community totaled $616,000, including approximately $286,000 of non-recurring expense items.

			Change from
Non-interest Expense	Three Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2011	2010	Change	Change
Salaries and Employee Benefits	$6,722	$5,288	$1,434	27%
Occupancy, Furniture and Equipment Expense	1,841	1,435	406	28
FDIC Premiums	382	336	46	14
Data Processing Fees	395	365	30	8
Professional Fees	499	524	(25)	(5)
Advertising and Promotion	314	273	41	15
Intangible Amortization	498	247	251	102
Other Operating Expenses	1,620	1,434	186	13
Total Non-interest Expense	$12,271	$9,902	$2,369	24

Salaries and benefits increased approximately 27% during the quarter ended June 30, 2011 compared with the second quarter of 2010.  The increase was attributable to the additional staffing as a result of the acquisition of American Community and the branch acquisition completed during the second quarter 2010 along with additional staffing within both the Company’s existing banking and non-banking business units.

The increase in occupancy, furniture and equipment expense was also primarily related to the acquisition and the costs associated with acquisition of American Community and the two branch acquisition completed during the second quarter 2010.

Intangible amortization increased $251,000 or 102% during the second quarter of 2011 compared with the second quarter of 2010.  The increase was primarily related to amortization of core deposit intangible resulting from the acquisition of American Community.  Other operating expense increased $186,000 or 13% during the second quarter of 2011 compared with the second quarter of 2010 resulting primarily from the acquisition of American Community.

During the six months ended June 30, 2011, non-interest expense totaled $26,141,000, an increase of $5,973,000 or 30% compared with the six months ended June 30, 2010.  During the first half of 2011, non-interest expense attributable to the Bank of Evansville operations and the operations of the two other branches acquired during the second quarter of 2010 totaled approximately $3,777,000 compared with approximately $282,000 in the first half of 2010.  Other acquisition accounting items related to the acquisition of American Community totaled $2,220,000, including approximately $1,543,000 of non-recurring expense items.

			Change from
Non-interest Expense	Six Months		Prior Period
($ in thousands)	Ended June 30,		Amount	Percent
	2011	2010	Change	Change
Salaries and Employee Benefits	$14,123	$10,837	$3,286	30%
Occupancy, Furniture and Equipment Expense	3,696	2,974	722	24
FDIC Premiums	896	688	208	30
Data Processing Fees	1,500	724	776	107
Professional Fees	1,104	1,045	59	6
Advertising and Promotion	617	542	75	14
Intangible Amortization	1,015	465	550	118
Other Operating Expenses	3,190	2,893	297	10
Total Non-interest Expense	$26,141	$20,168	$5,973	30

Salaries and benefits increased approximately 30% during the six months ended June 30, 2011 compared with the same period of 2010.  The increase was attributable to the additional staffing as a result of the acquisition of American Community and the branch acquisition completed during the second quarter 2010.  Recurring salary and benefit costs associated with these acquisitions totaled approximately $1,978,000 during the first half of 2011 compared with $111,000 during the first half of 2010.  In addition, the first half of 2011 included approximately $875,000 of merger related salary and benefit costs.

The increase in occupancy, furniture and equipment expense was also primarily related to the acquisition and the costs associated with acquisition of American Community and the two branch acquisition completed during the second quarter 2010.  The Company’s FDIC deposit insurance assessments increased 30% in the first half of 2011 compared with the first half of 2010.  The increase was largely related to the increase in the size of the Company resulting from the acquisition of American Community and to a lesser degree an increased deposit base resulting from organic deposit growth unrelated to the acquisition partially mitigated by the change in the deposit insurance assessment calculation that resulted from the Dodd Frank Act.

Data processing fees increased approximately $776,000 or 107% during the six months ended June 30, 2011 compared with the same period of 2010.  The increase was largely related to running the Company’s existing core processing system and the Bank of Evansville’s core processing system during the first quarter of 2011 and other merger related costs associated with the acquisition of American Community.  The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011.

Intangible amortization increased $550,000 or 118% during the first half of 2011 compared with the first half of 2010.  The increase was primarily related to amortization of core deposit intangible resulting from the acquisition of American Community and to a lesser extent the amortization of the core deposit intangible resulting from the acquisition of two branches in May 2010.

Income Taxes:

The Company’s effective income tax rate was 31.1% and 29.1% during the three months ended June 30, 2011 and 2010.  The Company’s effective income tax rate approximated 26.9% and 28.1% during the six months ended June 30, 2011 and 2010. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax.  Further lowering the effective tax rate during the first half of 2011 was the non-taxability of the $1.045 million gain on securities related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

FINANCIAL CONDITION

Total assets at June 30, 2011 increased $441.8 million to $1.818 billion compared with $1.376 billion in total assets at December 31, 2010.  Cash and cash equivalents increased $88.5 million to $107.8 million at June 30, 2011 compared with $19.3 million at year-end 2010.  Securities available-for-sale increased $138.7 million to $485.4 million at June 30, 2011 compared with $346.7 million at year-end 2010.  The increase in cash and cash equivalents and securities available-for-sale was primarily attributable to organic growth in the Company’s deposit portfolio and to the acquisition of American Community.

Premises, furniture and equipment (net), at June 30, 2011 increased $9.9 million to $35.9 million compared with $26.0 million of such assets at December 31, 2010.  This increase was primarily attributable to the purchase of premises, furniture and equipment, with a fair value of approximately $9.4 million, as part of the acquisition of the Bank of Evansville and its three branch office locations.

Goodwill increased $9.3 million to $19.2 million at June 30, 2011 and other intangible assets increased $2.6 million to $5.3 million at June 30, 2011 as compared with year end 2010.  These increases were the result of acquisition accounting related to the acquisition of American Community.

Total loans outstanding increased approximately $189.9 million at June 30, 2011 compared with year-end 2010.  The loans acquired from American Community were the predominant factor in the increased loan portfolio.  The Company’s loan portfolio as constituted at December 31, 2010 (prior to the acquisition of American Community) declined by approximately $14.1 million which was largely attributable to a seasonal decline in the agricultural loan portfolio.

End of Period Loan Balances:			Current
($ in thousands)	June 30,	December 31,	Period
	2011	2010	Change

Commercial and Industrial Loans	$293,439	$218,443	$74,996
Commercial Real Estate Loans	440,704	339,555	101,149
Agricultural Loans	152,229	165,166	(12,937)
Home Equity and Consumer Loans	128,275	118,244	10,031
Residential Mortgage Loans	93,975	77,310	16,665
Total Loans	$1,108,622	$918,718	$189,904

The Company’s allowance for loan losses totaled $14.8 million at June 30, 2011 representing an increase of $1,463,000 or 22% on an annualized basis from year-end 2010.  The allowance for loan losses represented 1.34% of period-end loans at June 30, 2011 compared with 1.45% at December 31, 2010.  The decline in the allowance for loan loss as a percent of total loans was the result of the acquisition accounting treatment for allowance for loan losses attributable to the acquisition of American Community.  Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.  As of June 30, 2011, the Company held a discount on acquired loans of $7.6 million which includes loans acquired in the American Community acquisition and loans acquired in a branch acquisition completed in the second quarter of 2010.

Total deposits at June 30, 2011 increased $434.0 million to $1.521 billion compared with year-end 2010 total deposits.  The deposits relative to American Community totaled $316.6 million at June 30, 2011.  Deposits from the Company’s branch bank network as constituted on December 31, 2010 (prior to the American Community acquisition) increased $117.4 million or approximately 22% on an annualized basis during the first half of 2011.

End of Period Deposit Balances:			Current
($ in thousands)	June 30,	December 31,	Period
	2011	2010	Change

Non-interest-bearing Demand Deposits	$248,979	$184,204	$64,775
Interest-bearing Demand, Savings, & Money Market Accounts	876,949	541,532	335,417
Time Deposits < $100,000	285,691	272,963	12,728
Time Deposits of $100,000 or more & Brokered Deposits	109,630	88,587	21,043
Total Deposits	$1,521,249	$1,087,286	$433,963

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,	December 31,
	2011	2010
Non-accrual Loans	$17,005	$10,150
Past Due Loans (90 days or more)	150	671
Restructured Loans	430	396
Total Non-performing Loans	17,585	11,217
Other Real Estate	2,317	2,095
Total Non-performing Assets	$19,902	$13,312

Non-performing Loans to Total Loans	1.59%	1.22%
Allowance for Loan Loss to Non-performing Loans	84.05%	118.72%

Non-performing assets totaled $19.9 million at June 30, 2011 compared to $13.3 million of non-performing assets at December 31, 2010.  Non-performing assets represented 1.09% of total assets at June 30, 2011 compared to 0.97% at year-end 2010.  Non-performing loans totaled $17.6 million at June 30, 2011 compared to $11.2 million of non-performing loans at December 31, 2010.  Non-performing loans represented 1.59% of total outstanding loans at June 30, 2011 compared with 1.22% of total loans outstanding at year-end 2010.  The increase in non-performing loans attributable to the acquisition of American Community totaled $1.2 million at June 30, 2011.  The remainder of the increase was attributable to two commercial credit relationships.  One relationship was acquired as a part of the branch acquisition the Company completed during the second quarter of 2010.  This credit is related to the operation of two restaurants and totaled $3.9 million at June 30, 2011.  The second relationship is a commercial real estate participation loan secured by a convenience store that totaled $2.4 million at June 30, 2011.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of June 30, 2011.

At June 30, 2011, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	June 30,	December 31,
	Purposes	2011	2010

Leverage Ratio	4.00%	7.34%	7.61%
Tier 1 Capital to Risk-adjusted Assets	4.00%	10.47%	10.37%
Total Capital to Risk-adjusted Assets	8.00%	13.54%	14.18%

As of June 30, 2011, shareholders’ equity increased by $38.6 million to $160.1 million compared with $121.5 million at year-end 2010.  The increase in shareholders’ equity was largely attributable to the issuance of the Company’s common shares in the acquisition of American Community.  Approximately 1,449,000 shares were issued to American Community shareholders resulting in an increase to shareholders’ equity of $26.7 million.  The increase in shareholders’ equity was also attributable to an increase of $6.0 million in retained earnings.  Shareholders’ equity represented 8.8% of total assets at both June 30, 2011 and December 31, 2010.   Shareholders’ equity included $24.5 million of goodwill and other intangible assets at June 30, 2011 compared to $12.5 million of goodwill and other intangible assets at December 31, 2010.

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents increased $88.5 million during the six months ended June 30, 2011 ending at $107.8 million.  During the six months ended June 30, 2011, operating activities resulted in net cash inflows of $23.8 million.  Investing activities resulted in net cash outflows of $13.9 million during the six months ended June 30, 2011.  Financing activities resulted in net cash inflows for the six months ended June 30, 2011 of $78.6 million.  The net inflows from financing activities was primarily the result of increased deposits partially offset by a reduction of short-term borrowings in the form of repurchase agreements with deposit customers and overnight variable rate borrowings from the Federal Home Loan Bank.

The parent company is a corporation separate and distinct from its bank and other subsidiaries.  The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations.  Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary.  The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company.  The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings.  As of June 30, 2011, the parent company had approximately $16.5 million of cash and cash equivalents available to meet its cash flow needs.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors.  Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement.  The discussions in this Item 2 list some of the factors that could cause the Company's actual results to vary materially from those expressed or implied by any forward-looking statements.  Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities; risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations; factors driving impairment charges on investments; the impact, extent and timing of technological changes; litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future; actions of the Federal Reserve Board; changes in accounting principles and interpretations; potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary; actions of the regulatory authorities under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.  Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company.  Readers are cautioned not to place undue reliance on these forward-looking statements.

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

	Interest Rate Sensitivity as of June 30, 2011

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
Changes	Value		of Assets
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	156,066	(17.88)%	8.97%	(151	)b.p.
Base	190,037	—	10.48%	—
-2%	148,804	(21.70)%	8.11%	(237	)b.p.

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

Item 4.   Controls and Procedures

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended June 30, 2011.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	under the Plans or Programs (1)
4/1/11 – 4/30/11	—	—	—	272,789
5/1/11 – 5/31/11	—	—	—	272,789
6/1/11 – 6/30/11	—	—	—	272,789
	—	—	—

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2011 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2011.

Item 6.     Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 5, 2011	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: August 5, 2011	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
3.1
Restatement of the Articles of Incorporation of German American Bancorp, Inc. (filed June 29, 2011, with the Indiana Secretary of State).  The copy of this exhibit filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2011, is incorporated herein by reference.

10.1*	Description of Director Compensation Arrangements for the 12-month period ending at the 2012 Annual Reorganization Meeting of the Board of Directors.*
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101**
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

**Exhibits that are furnished, not filed.