Form 10-Q
period 2011-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2011-11-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Shares, no par value	12,593,524

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

*****

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30,	December 31,
	2011	2010

ASSETS
Cash and Due from Banks	$32,581	$15,021
Federal Funds Sold and Other Short-term Investments	19,974	4,250
Cash and Cash Equivalents	52,555	19,271

Interest-bearing Time Deposits with Banks	6,750	—
Securities Available-for-Sale, at Fair Value	583,251	346,747
Securities Held-to-Maturity, at Cost (Fair value of $798 and $1,613 on September 30, 2011 and December 31, 2010, respectively)	790	1,604

Loans Held-for-Sale	10,009	11,850

Loans	1,114,814	918,718
Less: Unearned Income	(2,260)	(1,482)
Allowance for Loan Losses	(15,166)	(13,317)
Loans, Net	1,097,388	903,919

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	9,207
Premises, Furniture and Equipment, Net	37,264	25,974
Other Real Estate	3,004	2,095
Goodwill	19,170	9,835
Intangible Assets	4,807	2,624
Company Owned Life Insurance	28,996	24,822
Accrued Interest Receivable and Other Assets	18,759	17,940
TOTAL ASSETS	$1,871,083	$1,375,888

LIABILITIES
Non-interest-bearing Demand Deposits	$272,846	$184,204
Interest-bearing Demand, Savings, and Money Market Accounts	881,424	541,532
Time Deposits	399,508	361,550
Total Deposits	1,553,778	1,087,286

FHLB Advances and Other Borrowings	131,400	153,717
Accrued Interest Payable and Other Liabilities	18,858	13,351
TOTAL LIABILITIES	1,704,036	1,254,354

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,594	11,105
Additional Paid-in Capital	94,832	69,297
Retained Earnings	45,624	36,232
Accumulated Other Comprehensive Income	13,997	4,900

TOTAL SHAREHOLDERS’ EQUITY	167,047	121,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,871,083	$1,375,888

End of period shares issued and outstanding	12,593,524	11,105,583

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	September 30,
	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$15,933	$13,668
Interest on Federal Funds Sold and Other Short-term Investments	48	12
Interest and Dividends on Securities:
Taxable	3,645	2,426
Non-taxable	479	249
TOTAL INTEREST INCOME	20,105	16,355

INTEREST EXPENSE
Interest on Deposits	2,823	2,642
Interest on FHLB Advances and Other Borrowings	1,079	1,236
TOTAL INTEREST EXPENSE	3,902	3,878

NET INTEREST INCOME	16,203	12,477
Provision for Loan Losses	1,300	1,375
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,903	11,102

NON-INTEREST INCOME
Trust and Investment Product Fees	602	348
Service Charges on Deposit Accounts	1,120	1,053
Insurance Revenues	1,261	1,323
Company Owned Life Insurance	233	197
Interchange Fee Income	395	371
Other Operating Income	86	339
Net Gains on Sales of Loans	863	802
Net Gain on Securities	—	—
TOTAL NON-INTEREST INCOME	4,560	4,433

NON-INTEREST EXPENSE
Salaries and Employee Benefits	6,687	5,470
Occupancy Expense	1,142	918
Furniture and Equipment Expense	621	619
FDIC Premiums	295	355
Data Processing Fees	321	330
Professional Fees	526	698
Advertising and Promotion	383	350
Supplies	175	158
Intangible Amortization	480	262
Other Operating Expenses	1,375	1,281
TOTAL NON-INTEREST EXPENSE	12,005	10,441

Income before Income Taxes	7,458	5,094
Income Tax Expense	2,291	1,500
NET INCOME	$5,167	$3,594

COMPREHENSIVE INCOME	$8,594	$4,201

Basic Earnings Per Share and Diluted Earnings Per Share	$0.41	$0.32
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited, dollars in thousands except share and per share data)

	Nine Months Ended
	September 30,
	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$48,620	$39,701
Interest on Federal Funds Sold and Other Short-term Investments	179	48
Interest and Dividends on Securities:
Taxable	10,075	7,353
Non-taxable	1,271	777
TOTAL INTEREST INCOME	60,145	47,879

INTEREST EXPENSE
Interest on Deposits	9,464	7,940
Interest on FHLB Advances and Other Borrowings	3,107	3,898
TOTAL INTEREST EXPENSE	12,571	11,838

NET INTEREST INCOME	47,574	36,041
Provision for Loan Losses	3,900	3,875
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,674	32,166

NON-INTEREST INCOME
Trust and Investment Product Fees	1,561	1,134
Service Charges on Deposit Accounts	3,135	3,074
Insurance Revenues	4,600	4,092
Company Owned Life Insurance	836	585
Interchange Fee Income	1,126	919
Other Operating Income	982	1,380
Net Gains on Sales of Loans	1,651	1,619
Net Gain on Securities	1,045	—
TOTAL NON-INTEREST INCOME	14,936	12,803

NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,810	16,307
Occupancy Expense	3,216	2,640
Furniture and Equipment Expense	2,243	1,871
FDIC Premiums	1,191	1,043
Data Processing Fees	1,821	1,054
Professional Fees	1,630	1,743
Advertising and Promotion	1,000	892
Supplies	546	599
Intangible Amortization	1,495	727
Other Operating Expenses	4,194	3,733
TOTAL NON-INTEREST EXPENSE	38,146	30,609

Income before Income Taxes	20,464	14,360
Income Tax Expense	5,788	4,107
NET INCOME	$14,676	$10,253

COMPREHENSIVE INCOME	$23,773	$13,682

Basic Earnings Per Share and Diluted Earnings Per Share	$1.17	$0.92
Dividends Per Share	$0.42	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,676	$10,253
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,491	694
Depreciation and Amortization	3,902	2,768
Loans Originated for Sale	(71,166)	(83,298)
Proceeds from Sales of Loans Held-for-Sale	74,658	76,996
Loss in Investment in Limited Partnership	20	131
Provision for Loan Losses	3,900	3,875
Gain on Sale of Loans, net	(1,651)	(1,619)
Gain on Securities, net	(1,045)	—
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	191	(234)
Loss (Gain) on Disposition and Impairment of Premises and Equipment	17	(27)
Increase in Cash Surrender Value of Company Owned Life Insurance	(840)	(591)
Equity Based Compensation	465	300
Change in Assets and Liabilities:
Interest Receivable and Other Assets	4,068	1,874
Interest Payable and Other Liabilities	(2,339)	(559)
Net Cash from Operating Activities	26,347	10,563

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	5,475	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	71,619	40,359
Redemption of Federal Reserve Bank Stock	694	—
Purchase of Securities Available-for-Sale	(267,696)	(85,826)
Proceeds from Maturities of Securities Held-to-Maturity	815	1,175
Proceeds from Redemption of Federal Home Loan Bank Stock	1,523	—
Purchase of Loans	—	(496)
Proceeds from Sales of Loans	1,364	3,711
Loans Made to Customers, net of Payments Received	16,777	(1,145)
Proceeds from Sales of Other Real Estate	3,461	2,036
Property and Equipment Expenditures	(2,377)	(1,994)
Proceeds from Sales of Property and Equipment	12	505
Acquire Capitalized Lease	(6)	—
Acquire Bank Branches	—	855
Acquisition of American Community Bancorp, Inc.	55,780	—
Net Cash from Investing Activities	(112,559)	(40,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	163,950	63,125
Change in Short-term Borrowings	(34,112)	9,851
Repayments of Long-term Debt	(5,045)	(20,800)
Issuance of Common Stock	12	32
Employee Stock Purchase Plan	(25)	(31)
Dividends Paid	(5,284)	(4,659)
Net Cash from Financing Activities	119,496	47,518

Net Change in Cash and Cash Equivalents	33,284	17,261
Cash and Cash Equivalents at Beginning of Year	19,271	28,054
Cash and Cash Equivalents at End of Period	$52,555	$45,315

Cash Paid During the Period for
Interest	$13,096	$12,071
Income Taxes	5,156	4,763
Supplemental Non Cash Disclosures (1)
Loans Transferred to Other Real Estate	$3,409	$1,849
(1)	See Note 9 for non-cash transactions included in the acquisition of American Community Bancorp, Inc.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Note 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	September 30,
	2011	2010
Basic Earnings per Share:
Net Income	$5,167	$3,594
Weighted Average Shares Outstanding	12,593,521	11,104,918
Basic Earnings per Share	$0.41	$0.32

Diluted Earnings per Share:
Net Income	$5,167	$3,594

Weighted Average Shares Outstanding	12,593,521	11,104,918
Potentially Dilutive Shares, Net	4,691	5,943
Diluted Weighted Average Shares Outstanding	12,598,212	11,110,861
Diluted Earnings per Share	$0.41	$0.32

Stock options for 99,275 and 99,275 shares of common stock were not considered in computing diluted earnings per share for the quarters ended September 30, 2011 and 2010, respectively, because they were anti-dilutive.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended
	September 30,
	2011	2010
Basic Earnings per Share:
Net Income	$14,676	$10,253
Weighted Average Shares Outstanding	12,577,558	11,096,650
Basic Earnings per Share	$1.17	$0.92

Diluted Earnings per Share:
Net Income	$14,676	$10,253

Weighted Average Shares Outstanding	12,577,558	11,096,650
Potentially Dilutive Shares, Net	5,719	5,253
Diluted Weighted Average Shares Outstanding	12,583,277	11,101,903
Diluted Earnings per Share	$1.17	$0.92

Stock options for 89,275 and 99,275 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2011 and 2010, respectively, because they were anti-dilutive.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2011 and December 31, 2010, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value
September 30, 2011
U.S. Treasury and Agency Securities	$7,902	$186	$—	$8,088
Corporate Securities	1,006	6	—	1,012
Obligations of State and Political Subdivisions	52,482	3,811	(3)	56,290
Mortgage-backed Securities - Residential	499,054	18,127	(4)	517,177
Equity Securities	794	—	(110)	684
Total	$561,238	$22,130	$(117)	$583,251

December 31, 2010
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	31,483	813	(118)	32,178
Mortgage-backed Securities - Residential	304,935	7,614	(1,483)	311,066
Equity Securities	2,418	1,085	—	3,503
Total	$338,836	$9,512	$(1,601)	$346,747

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis.  All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2011 and December 31, 2010, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Securities Held-to-Maturity:	Amount	Gains	Losses	Value
September 30, 2011
Obligations of State and Political Subdivisions	$790	$8	$—	$798

December 31, 2010
Obligations of State and Political Subdivisions	$1,604	$9	$—	$1,613

The amortized cost and fair value of Securities at September 30, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties.  Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$1,056	$1,062
Due after one year through five years	15,056	15,577
Due after five years through ten years	11,748	12,606
Due after ten years	33,530	36,145
Mortgage-backed Securities - Residential	499,054	517,177
Equity Securities	794	684
Totals	$561,238	$583,251

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$175	$176
Due after one year through five years	615	622
Due after five years through ten years	—	—
Due after ten years	—	—
Totals	$790	$798

Below is a summary of securities with unrealized losses as of September 30, 2011 and December 31, 2010, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At September 30, 2011:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	952	(3)	—	—	952	(3)
Mortgage-backed Securities - Residential	1,217	(4)	—	—	1,217	(4)
Equity Securities	684	(110)	—	—	684	(110)
Total	$2,853	$(117)	$—	$—	$2,853	$(117)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At December 31, 2010:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	5,175	(118)	—	—	5,175	(118)
Mortgage-backed Securities - Residential	70,123	(1,483)	—	—	70,123	(1,483)
Equity Securities	—	—	—	—	—	—
Total	$75,298	$(1,601)	$—	$—	$75,298	$(1,601)

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

The Company held a minority interest in American Community Bancorp, Inc., prior to the acquisition on January 1, 2011 (see Note 9 for further discussion).  For the nine months ended September 30, 2011, the Company recognized a gain of $1.045 million on the stock held of American Community Bancorp, Inc. as a result of the acquisition.  No gains or losses were recognized during the three months ended September 30, 2011.  No gains or losses were recognized during the quarter or nine months ended September 30, 2010.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 4 – Loans

Loans were comprised of the following classifications at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Commercial:
Commercial and Industrial Loans and Leases	$290,519	$218,443
Commercial Real Estate Loans	450,596	339,555
Agricultural Loans	157,310	165,166
Retail:
Home Equity Loans	77,109	64,437
Consumer Loans	49,539	53,807
Residential Mortgage Loans	89,741	77,310
Subtotal	1,114,814	918,718
Less: Unearned Income	(2,260)	(1,482)
Allowance for Loan Losses	(15,166)	(13,317)
Loans, net	$1,097,388	$903,919

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending September 30, 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2011
Beginning Balance	$4,292	$7,697	$733	$213	$400	$746	$699	$14,780
Provision for Loan Losses	90	1,120	(5)	108	54	57	(124)	1,300
Recoveries	90	28	—	2	37	—	—	157
Loans Charged-off	(82)	(714)	—	(29)	(85)	(161)	—	(1,071)
Ending Balance	$4,390	$8,131	$728	$294	$406	$642	$575	$15,166

The following table presents the activity in the allowance for loan losses by portfolio class for the nine months ending September 30, 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2011
Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	845	2,007	(22)	194	138	395	343	3,900
Recoveries	96	131	—	5	96	15	—	343
Loans Charged-off	(264)	(1,504)	—	(125)	(190)	(311)	—	(2,394)
Ending Balance	$4,390	$8,131	$728	$294	$406	$642	$575	$15,166

The following table presents the activity in the allowance for loan losses for the three months ended September 30, 2010:

Beginning Balance	$10,813
Provision for Loan Losses	1,375
Loans Charged-off	(621)
Recoveries	133
Ending Balance	$11,700

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2010:

Beginning Balance	$11,016
Provision for Loan Losses	3,875
Loans Charged-off	(3,763)
Recoveries	572
Ending Balance	$11,700

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2011 and December 31, 2010:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
September 30, 2011
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$4,296	$1,299	$2,997	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,699	3,091	4,963	728	294	406	642	575
Acquired with Deteriorated Credit Quality	171	—	171	—	—	—	—	—
Total Ending Allowance Balance	$15,166	$4,390	$8,131	$728	$294	$406	$642	$575

Loans:
Loans Individually Evaluated for Impairment	$13,190	$2,468	$10,722	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,091,010	286,040	428,162	160,014	77,359	49,480	89,955	—
Loans Acquired with Deteriorated Credit Quality	16,532	3,012	13,115	—	—	252	153	—
Total Ending Loans Balance (1)	$1,120,732	$291,520	$451,999	$160,014	$77,359	$49,732	$90,108	$—

(1)  Total recorded investment in loans includes $5,918 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The following table presents loans individually evaluated for impairment by class of loans as of and for the three month period ended September 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash
	Principal	Recorded	Loan Losses	Recorded	Income	Basis
	Balance	Investment	Allocated	Investment	Recognized	Recognized
September 30, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$114	$94	$—	$105	$6	$6
Commercial Real Estate Loans	4,008	3,421	—	4,362	14	14
Agricultural Loans	—	—	—	—	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,362	2,403	1,299	3,467	3	3
Commercial Real Estate Loans	8,142	8,010	3,087	7,777	14	13
Agricultural Loans	—	—	—	—	—	—
Total	$14,626	$13,928	$4,386	$15,711	$37	$36

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine month period ended September 30, 2011:

	Unpaid		Allowance for	Average	Interest	Cash
	Principal	Recorded	Loan Losses	Recorded	Income	Basis
	Balance	Investment	Allocated	Investment	Recognized	Recognized
September 30, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$114	$94	$—	$345	$9	$9
Commercial Real Estate Loans	4,008	3,421	—	3,603	46	46
Agricultural Loans	—	—	—	25	6	6

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,362	2,403	1,299	4,009	9	9
Commercial Real Estate Loans	8,142	8,010	3,087	10,046	50	47
Agricultural Loans	—	—	—	—	—	—
Total	$14,626	$13,928	$4,386	$18,028	$120	$117

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$570	$585	$—
Commercial Real Estate Loans	2,243	2,231	—
Agricultural Loans	55	55	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,779	2,836	1,387
Commercial Real Estate Loans	11,062	11,126	3,196
Agricultural Loans	—	—	—
Total	$16,709	$16,833	$4,583

The following table presents information for loans individually evaluated for impairment for the three month period ended September 30, 2010:

Average Balance of Individually Impaired Loans During Period	$8,626
Interest Income Recognized During Impairment	26
Interest Income Recognized on Cash Basis	27

The following table presents information for loans individually evaluated for impairment for the nine month period ended September 30, 2010:

Average Balance of Individually Impaired Loans During Period	$8,518
Interest Income Recognized During Impairment	77
Interest Income Recognized on Cash Basis	78

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

			Loans Past Due
			Over 90 Days
	Non-Accrual		& Still Accruing
	2011	2010	2011	2010

Commercial and Industrial Loans and Leases	$2,364	$514	$—	$547
Commercial Real Estate Loans	10,635	8,718	—	103
Agricultural Loans	—	55	—	—
Home Equity Loans	130	156	—	—
Consumer Loans	297	103	—	38
Residential Mortgage Loans	905	604	—	—
Total	$14,331	$10,150	$—	$688

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2011 and December 31, 2010:

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
September 30, 2011
Commercial and Industrial Loans and Leases	$291,520	$566	$52	$2,266	$2,884	$288,636
Commercial Real Estate Loans	451,999	590	322	6,307	7,219	444,780
Agricultural Loans	160,014	102	—	—	102	159,912
Home Equity Loans	77,359	292	30	130	452	76,907
Consumer Loans	49,732	262	95	282	639	49,093
Residential Mortgage Loans	90,108	1,739	599	905	3,243	86,865
Total (1)	$1,120,732	$3,551	$1,098	$9,890	$14,539	$1,106,193

(1)  Total recorded investment in loans includes $5,918 in accrued interest.

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2010
Commercial and Industrial Loans and Leases	$219,261	$1,876	$782	$1,011	$3,669	$215,592
Commercial Real Estate Loans	340,770	149	700	5,843	6,692	334,078
Agricultural Loans	167,988	363	—	55	418	167,570
Home Equity Loans	64,652	132	12	156	300	64,352
Consumer Loans	54,048	604	95	108	807	53,241
Residential Mortgage Loans	77,639	2,112	580	604	3,296	74,343
Total (1)	$924,358	$5,236	$2,169	$7,777	$15,182	$909,176

(1)  Total recorded investment in loans includes $5,640 in accrued interest.

Troubled Debt Restructurings:

The Company has allocated $200 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011.  The Company had allocated $348 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010.  The Company has not committed to lending any additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three months ended September 30, 2011, no troubled debt restructurings occurred.  For the nine months ended September 30, 2011, one troubled debt restructuring occurred.  Pre-modification and post-modification outstanding recorded investment for this loan totaled $284 and $50, respectively.  The modification of the terms of this loan included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The troubled debt restructuring described above did not increase the allowance for loan losses for the three and nine months ended September 30, 2011.  The troubled debt restructuring resulted in no charge-offs for the three months ended September 30, 2011 and $145 during the nine months ended September 30, 2011.

For the three and nine months ended September 30, 2011, there were no payment defaults within the twelve months following modification for troubled debt restructurings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.  For the three and nine months ended September 30, 2011, no troubled debt restructurings subsequently defaulted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification.  This evaluation is performed under the company's internal underwriting policy.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans.  Based on the most recent analysis performed, the risk category of loans by class of loans is a follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2011
Commercial and Industrial Loans and Leases	$258,737	$17,464	$15,319	$—	$291,520
Commercial Real Estate Loans	396,205	30,064	25,730	—	451,999
Agricultural Loans	154,404	3,002	2,608	—	160,014
Total	$809,346	$50,530	$43,657	$—	$903,533

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2010
Commercial and Industrial Loans and Leases	$192,494	$14,782	$11,985	$—	$219,261
Commercial Real Estate Loans	295,863	27,304	17,603	—	340,770
Agricultural Loans	161,871	3,294	2,823	—	167,988
Total	$650,228	$45,380	$32,411	$—	$728,019

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
September 30, 2011
Performing	$77,229	$49,435	$89,203
Nonperforming	130	297	905
Total	$77,359	$49,732	$90,108

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2010
Performing	$64,496	$53,907	$77,035
Nonperforming	156	141	604
Total	$64,652	$54,048	$77,639

The following table presents financing receivable purchased and/or sold during the nine months ended September 30, 2011 by portfolio class:

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

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

September 30, 2011

Commercial and Industrial Loans	$3,011
Commercial Real Estate Loans	13,119
Home Equity Loans	—
Consumer Loans	252
Residential Mortgage Loans	153
Total	$16,535

Carrying amount, Net of Allowance	$16,364

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

September 30, 2011

Balance at July 1, 2011	$1,478
New Loans Purchased	—
Accretion of Income	(359)
Reclassifications from Non-accretable Difference	129
Charge-off of Accretable Yield	(74)
Balance at September 30, 2011	$1,174

Balance at January 1, 2011	$—
New Loans Purchased	2,042
Accretion of Income	(923)
Reclassifications from Non-accretable Difference	129
Charge-off of Accretable Yield	(74)
Balance at September 30, 2011	$1,174

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $96 and $171 during the three and nine months ended September 30, 2011, respectively.  No allowances for loan losses were reversed during the same periods.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 34 retail banking offices at September 30, 2011.  Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment.  The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company.  These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products from seven offices.  Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 5 – Segment Information (continued)

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended September 30, 2011	Banking	Services	Insurance	Other	Totals
Net Interest Income	$16,726	$7	$6	$(536)	$16,203
Net Gains on Sales of Loans	863	—	—	—	863
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	—	603	—	(1)	602
Insurance Revenues	16	7	1,238	—	1,261
Noncash Items:
Provision for Loan Losses	1,300	—	—	—	1,300
Depreciation and Amortization	1,072	4	103	38	1,217
Income Tax Expense (Benefit)	2,717	(100)	(11)	(315)	2,291
Segment Profit (Loss)	5,595	(151)	(21)	(256)	5,167
Segment Assets at September 30, 2011	1,872,144	11,985	7,770	(20,816)	1,871,083

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended September 30, 2010	Banking	Services	Insurance	Other	Totals
Net Interest Income	$12,927	$2	$6	$(458)	$12,477
Net Gains on Sales of Loans	802	—	—	—	802
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	—	349	—	(1)	348
Insurance Revenues	17	14	1,296	(4)	1,323
Noncash Items:
Provision for Loan Losses	1,375	—	—	—	1,375
Depreciation and Amortization	726	7	223	—	956
Income Tax Expense (Benefit)	1,931	(63)	(39)	(329)	1,500
Segment Profit (Loss)	4,001	(92)	(50)	(265)	3,594
Segment Assets at December 31, 2010	1,368,348	2,193	8,426	(3,079)	1,375,888

		Trust and
		Investment
	Core	Advisory			Consolidated
Nine Months Ended September 30, 2011	Banking	Services	Insurance	Other	Totals
Net Interest Income	$49,155	$14	$19	$(1,614)	$47,574
Net Gains on Sales of Loans	1,651	—	—	—	1,651
Net Gain on Securities	—	—	—	1,045	1,045
Trust and Investment Product Fees	2	1,562	—	(3)	1,561
Insurance Revenues	56	9	4,551	(16)	4,600
Noncash Items:
Provision for Loan Losses	3,900	—	—	—	3,900
Depreciation and Amortization	3,392	21	376	113	3,902
Income Tax Expense (Benefit)	6,712	(247)	319	(996)	5,788
Segment Profit (Loss)	14,559	(374)	418	73	14,676
Segment Assets at September 30, 2011	1,872,144	11,985	7,770	(20,816)	1,871,083

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 5 – Segment Information (continued)

		Trust and
		Investment
	Core	Advisory			Consolidated
Nine Months Ended September 30, 2010	Banking	Services	Insurance	Other	Totals
Net Interest Income	$37,369	$6	$23	$(1,357)	$36,041
Net Gains on Sales of Loans	1,619	—	—	—	1,619
Net Gain on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	1,135	—	(3)	1,134
Insurance Revenues	47	21	4,042	(18)	4,092
Noncash Items:
Provision for Loan Losses	3,875	—	—	—	3,875
Depreciation and Amortization	2,061	20	687	—	2,768
Income Tax Expense (Benefit)	5,252	(167)	(31)	(947)	4,107
Segment Profit (Loss)	11,242	(249)	(60)	(680)	10,253
Segment Assets at December 31, 2010	1,368,348	2,193	8,426	(3,079)	1,375,888

Note 6 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company.  Shares may be purchased from time to time in the open market and in large block privately negotiated transactions.  The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased.  As of September 30, 2011, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program.  No shares were purchased under the plan during the nine months ended September 30, 2011.

Note 7 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted.  At September 30, 2011, the Company has reserved 611,548 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the nine months ended September 30, 2011 and 2010, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three and nine months ended September 30, 2011 and 2010.  The Company recorded no other stock compensation expense applicable to options during the quarter and nine months ended September 30, 2011 and 2010 because all outstanding options were fully vested prior to 2007.  In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to September 30, 2011 and 2010.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock, granted in tandem with cash credit entitlements.  The incentive awards will typically be in the form of 50% restricted stock grants and 50% cash credit entitlements.  The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 5 of the year of grant, at which time they generally vest 100 percent.  For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.  During the three and nine months ended September 30, 2011, the Company granted awards of 302 and 37,769 shares of restricted stock, respectively.  During the nine months ended September 30, 2010, the Company granted awards of 24,178 shares of restricted stock. The Company granted no shares of restricted stock during the three months ended September 30, 2010.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 7 – Equity Plans and Equity Based Compensation (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	September 30,
	2011	2010
Restricted Stock Expense	$158	$100
Cash Entitlement Expense	138	68
Tax Effect	(120)	(68)
Net of Tax	$176	$100

	Nine Months Ended
	September 30,
	2011	2010
Restricted Stock Expense	$466	$300
Cash Entitlement Expense	413	285
Tax Effect	(356)	(237)
Net of Tax	$523	$348

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $296 and $195 as of September 30, 2011 and 2010, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2011 and 2010, nor was there any unrecognized compensation expense as of September 30, 2011 and 2010 for the Employee Stock Purchase Plan.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$8,088	$—	$8,088	$—
Corporate Securities	1,012	—	1,012	—
Obligations of State and Political Subdivisions	56,290	—	56,290	—
Mortgage-backed Securities-Residential	517,177	—	517,177	—
Equity Securities	684	331	—	353
Loans Held-for-Sale	10,009	—	10,009	—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	32,178	—	32,178	—
Mortgage-backed Securities-Residential	311,066	—	311,066	—
Equity Securities	3,503	3,150	—	353
Loans Held-for-Sale	11,850	—	11,850	—

There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010:

	Equity Securities
Three Months Ended September 30:	2011	2010
Balance of Recurring Level 3 Assets at July 1	$353	$353
Sale of Securities	—	—
Other-than-temporary Impairment Charges Recognized through Net Income	—	—
Ending Balance, September 30	$353	$353

	Equity Securities
Nine Months Ended September 30:	2011	2010
Balance of Recurring Level 3 Assets at January 1	$353	$353
Sale of Securities	—	—
Other-than-temporary Impairment Charges Recognized through Net Income	—	—
Ending Balance, September 30	$353	$353

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$1,104	$—	$—	$1,104
Commercial Real Estate Loans	4,915	—	—	4,915
Other Real Estate
Commercial Real Estate	730	—	—	730
Residential	—	—	—	—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$1,451	$—	$—	$1,451
Commercial Real Estate Loans	7,868	—	—	7,868
Other Real Estate
Commercial Real Estate	400	—	—	400
Residential	60	—	—	60

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,405 with a valuation allowance of $4,386, resulting in an additional provision for loan losses of $770 and $1.6 million for the three and nine months ended September 30, 2011, respectively.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,902 with a valuation allowance of $4,583, resulting in an additional provision for loan losses of $4,036 for the year ended December 31, 2010.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $780 at September 30, 2011.   A charge to earnings through Other Operating Income of $230 was included in the three and nine months ended September 30, 2011.  Other Real Estate which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $460 at December 31, 2010.  A charge to earnings through Other Operating Income of $119 was included in the year ended December 31, 2010.

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$59,305	$59,305	$19,271	$19,271
Securities Held-to-Maturity	790	798	1,604	1,613
FHLB Stock and Other Restricted Stock	8,340	N/A	9,207	N/A
Loans, Net	1,091,369	1,091,180	894,600	894,463
Accrued Interest Receivable	7,709	7,709	6,687	6,687
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,154,270)	(1,154,270)	(725,736)	(725,736)
Time Deposits	(399,508)	(405,386)	(361,550)	(363,274)
Short-term Borrowings	(38,588)	(38,588)	(72,701)	(72,701)
Long-term Debt	(92,812)	(98,385)	(81,016)	(86,714)
Accrued Interest Payable	(1,535)	(1,535)	(2,281)	(2,281)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair value for cash and short-term investments and accrued interest receivable is estimated to be equal to their carrying value.  The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments.  The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities.  It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability.  The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities.  Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged.  These instruments have no carrying value, and the fair value is not significant.  The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date.  At September 30, 2011 and December 31, 2010, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 9 – Mergers and Acquisition Activity

Effective January 1, 2011, the Company acquired American Community Bancorp, Inc., and its subsidiaries, including the Bank of Evansville, pursuant to an Agreement and Plan of Reorganization dated October 4, 2010, as amended.  The acquisition was accomplished by the merger of American Community into the German American Bancorp, Inc., immediately followed by the merger of Bank of Evansville into German American Bancorp, Inc.’s bank subsidiary (German American Bancorp).  The Bank of Evansville operated three banking offices in Evansville, Indiana.  American Community’s consolidated assets and equity (unaudited) as of December 31, 2010 totaled $340.3 million and $18.4 million, respectively, and its consolidated net income (loss) (unaudited) totaled ($632) for the year ended December 31, 2010.  The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the September 30, 2011 financial statements as such.

In accordance with ASC 805, the Company has expensed approximately $507 of direct acquisition costs and recorded $9.3 million of goodwill and $3.7 million of intangible assets.  The intangible assets are related to core deposits and are being amortized on an accelerated basis over 6 years.  For tax purposes, goodwill totaling $9.3 million is non-deductible.  The following table summarizes the fair value of the total consideration transferred as a part of the American Community acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2010 after giving effect to certain adjustments.  The unaudited pro forma information for the three months and nine months ended September 30, 2010, includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro forma	Pro forma
	Three Months	Three Months
	Ended	Ended
	9/30/2011	9/30/2010

Net Interest Income	$16,203	$15,165
Non-interest Income	4,560	4,815
Total Revenue	20,763	19,980
Provision for Loan Losses Expense	1,300	1,375
Non-interest Expense	11,964	12,504
Income Before Income Taxes	7,499	6,101
Income Tax Expense	2,307	1,863
Net Income	5,192	4,238

Basic Earnings Per Share and Diluted Earnings Per Share	$0.41	$0.34

	Pro forma	Pro forma
	Nine Months	Nine Months
	Ended	Ended
	9/30/2011	9/30/2010

Net Interest Income	$47,574	$45,091
Non-interest Income	13,891	13,550
Total Revenue	61,465	58,641
Provision for Loan Losses Expense	3,900	3,875
Non-interest Expense	36,563	36,979
Income Before Income Taxes	21,002	17,787
Income Tax Expense	6,415	5,405
Net Income	14,587	12,382

Basic Earnings Per Share and Diluted Earnings Per Share	$1.16	$0.99

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited, dollars in thousands except share and per share data)

Note 9 – Mergers and Acquisition Activity (continued)

The above pro forma financial information includes approximately $1,024 and $2,359 of net income and $3,252 and $8,639 of total revenue related to the operations of the Bank of Evansville during the three and nine months ended September 30, 2011, respectively.  The above pro forma financial information related to 2011 excludes one-time non-recurring acquisition/integration costs and revenue.  The excluded one-time costs totaled $41 and $1,584 on a pre-tax basis during the three and nine months ended September 30, 2011.  The excluded one-time revenue totaled $0 and $1,045 for the three and nine months ended September 30, 2011.  The above pro forma financial information excludes the American Community Bancorp, Inc. provision for loan loss recognized during the three and nine months ended September 30, 2010.  Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan loss recognized during the three and nine months ended September 30, 2010 was presumed to not be necessary.

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

For the Company, the new guidance became effective as of the quarter ended September 30, 2011, and applies retrospectively to restructurings occurring during the current fiscal year.  See Note 4 for Troubled Debt Restructuring disclosures in accordance with this ASU No. 2011-02.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.

In September 2011 the FASB issued  ASU No. 2011-08 Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU provides an entity with positive equity the option to first evaluate qualitative factors in determining whether it is more likely than not (greater than 50%) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining if the two-step goodwill impairment test is necessary.   The ASU is effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011.  The adoption of this standard is not expected to have a material effect on the Company’s results of operation or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC.  The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 34 retail banking offices in twelve contiguous Southern Indiana counties.  German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2011 and December 31, 2010 and the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010.  This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2010 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2010 Annual Report on Form 10-K and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

During the third quarter and nine months ended September 30, 2011, the Company achieved record levels of earnings.  The Company’s third quarter net income totaled $5,167,000, or $0.41 per share, as compared to the $3,594,000, or $0.32 per share, recorded during the same quarter last year.  The improvement in the third quarter 2011 earnings from the third quarter of 2010 represented an increase of approximately 44% or approximately 28% on a per share basis.  On a year-to-date basis, 2011 earnings improved to $14,676,000 or $1.17 per share, as compared to $10,253,000, or $0.92 per share for the first nine months of 2010.  The improvement in year-to-date earnings represented an increase of approximately 43%, or approximately 27% on a per share basis.  The strong third quarter and year-to-date 2011 performance was inclusive of the acquisition of American Community Bancorp, Inc., and its banking subsidiary, the Bank of Evansville, effective as of January 1, 2011.

The Company’s third quarter and year-to-date 2011 earnings were positively impacted by a $3,726,000 and $11,533,000, respectively, increase in the level of net interest income as compared to the same periods of 2010. The current year net interest income improvement was largely the result of a higher level of earning assets driven by growth in the Company’s deposit base, the American Community acquisition, and to a lesser extent the acquisition of two branches effective May 7, 2010.  The Company experienced strong deposit growth during the current quarter and first nine months of 2011 with approximately $324 million of deposits from the American Community transaction and $143 million of organic growth from the Company’s existing branch network since year-end 2010.  On an annualized basis, the $143 million in organic deposit growth represented a 17% increase from the Company’s year-end balances.

Revenue from non-interest income sources was also a positive contributor to the third quarter and nine months ended September 30, 2011 earnings as compared to the same periods of 2010.  Third quarter and year-to-date non-interest income in 2011 increased by $127,000 or 3% and $2,133,000 or 17%, respectively, over that recorded in the same periods of 2010.

Somewhat offsetting this enhanced revenue, the Company’s total non-interest expenses increased by approximately $1,564,000 or 15% and $7,537,000 or 25% during the three and nine months ended September 30, 2011 as compared with the same periods of 2010.  Much of these increases were attributable to expenses associated with acquisition of American Community Bancorp, Inc., and its banking subsidiary, Bank of Evansville, the continuing operations of the Bank of Evansville during the first nine months of 2011, and to a lesser extent the acquisition of two branches effective May 7, 2010.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value.  Equity securities that do not have readily determinable fair values are carried at cost.  Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results.  In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of September 30, 2011, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $117,000 and gross unrealized gains totaled approximately $22,130,000.  As of September 30, 2011, held-to-maturity securities had a gross unrecognized gain of approximately $8,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2011 totaled $5,167,000, or $0.41 per share, an increase of $1,573,000 or 44% from the quarter ended September 30, 2010 net income of $3,594,000, or $0.32 per share.  Net income for the nine months ended September 30, 2011 totaled $14,676,000 or $1.17 share, an increase of $4,423,000 or 43% from the nine months ended September 30, 2010 net income of $10,253,000, or $0.92 per share.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$82,010	$48	0.23%	$25,241	$12	0.19%
Securities:
Taxable	473,399	3,645	3.08%	289,097	2,426	3.36%
Non-taxable	51,463	737	5.73%	25,608	378	5.91%
Total Loans and Leases (2)	1,110,637	15,993	5.72%	921,687	13,737	5.92%
Total Interest Earning Assets	1,717,509	20,423	4.73%	1,261,633	16,553	5.22%
Other Assets	135,178			103,059
Less: Allowance for Loan Losses	(15,242)			(11,233)
Total Assets	$1,837,445			$1,353,459

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$879,435	$989	0.45%	$523,265	$402	0.30%
Time Deposits	393,693	1,834	1.85%	359,466	2,240	2.47%
FHLB Advances and Other Borrowings	128,356	1,079	3.34%	154,011	1,236	3.18%
Total Interest-bearing Liabilities	1,401,484	3,902	1.10%	1,036,742	3,878	1.48%
Demand Deposit Accounts	256,764			180,147
Other Liabilities	16,998			14,590
Total Liabilities	1,675,246			1,231,479
Shareholders’ Equity	162,199			121,980
Total Liabilities and Shareholders’ Equity	$1,837,445			$1,353,459

Cost of Funds			0.90%			1.22%
Net Interest Income		$16,521			$12,675
Net Interest Margin			3.83%			4.00%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $3,726,000 or 30% (an increase of $3,846,000 or 30% on a tax-equivalent basis) for the quarter ended September 30, 2011 compared with the same quarter of 2010.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.83% for the third quarter of 2011 compared to 4.00% during the third quarter of 2010.  The yield on earning assets totaled 4.73% during the quarter ended September 30, 2011 compared to 5.22% in the same period of 2010 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.90% during the quarter ended September 30, 2011 compared to 1.22% in the same period of 2010.  The increased net interest income during the third quarter of 2011 compared with the third quarter of 2010 was driven by a higher level of earning assets resulting from both organic balance sheet growth and the acquisition of American Community.  The decline in the net interest margin expressed as a percentage was largely the result of the Company carrying a higher level of federal funds sold and other short-term investments during the third quarter of 2011 compared with the same period of 2010, an increased securities portfolio driven by an increase in the Company’s core deposit base, and the continued historically low market interest rates and the related pressure on earning asset yields.

Average earning assets increased by approximately $456.0 million for the three months ended September 30, 2011 compared with the same period of 2010.  Average loans outstanding increased by $189.0 million, or 21%, during the three months ended September 30, 2011 compared with the third quarter of 2010.  The increase in average loans was largely attributable to the American Community acquisition as of January 1, 2011 and the acquisition of two branch offices in the second quarter of 2010.  Average federal funds sold and other short-term investments increased by $56.8 million during the third quarter of 2011 compared with the same quarter of 2010.  The average securities portfolio increased approximately $210.2 million, or 67%, in the three months ended September 30, 2011 compared with the third quarter of 2010.  The key driver of the increased federal funds sold position and securities portfolio was an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  The increase in average core deposits totaled $439.1 million, or approximately 45%, during the third quarter 2011 compared with the third quarter of 2010.  The acquisition of the American Community and the branch acquisition completed in the second quarter of 2010 contributed approximately $286.1 million of the average core deposit growth while organic growth from the Company’s existing branch network contributed approximately $153.0 million of the average core deposit growth.

The following table summarizes net interest income (on a tax-equivalent basis).  For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented (1).

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$92,872	$179	0.26%	$34,168	$48	0.19%
Securities:
Taxable	424,410	10,075	3.17%	258,919	7,353	3.79%
Non-taxable	45,149	1,956	5.78%	26,089	1,178	6.02%
Total Loans and Leases (2)	1,110,640	48,801	5.87%	900,552	39,907	5.92%
Total Interest Earning Assets	1,673,071	61,011	4.87%	1,219,728	48,486	5.31%
Other Assets	138,757			98,965
Less: Allowance for Loan Losses	(14,571)			(11,257)
Total Assets	$1,797,257			$1,307,436

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$855,717	$3,495	0.55%	$504,236	$1,289	0.34%
Time Deposits	395,094	5,969	2.02%	351,906	6,651	2.53%
FHLB Advances and Other Borrowings	124,532	3,107	3.34%	153,414	3,898	3.40%
Total Interest-bearing Liabilities	1,375,343	12,571	1.22%	1,009,556	11,838	1.57%
Demand Deposit Accounts	249,529			165,959
Other Liabilities	14,887			13,558
Total Liabilities	1,639,759			1,189,073
Shareholders’ Equity	157,498			118,363
Total Liabilities and Shareholders’ Equity	$1,797,257			$1,307,436

Cost of Funds			1.00%			1.30%
Net Interest Income		$48,440			$36,648
Net Interest Margin			3.87%			4.01%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $11,533,000 or 32% (an increase of $11,792,000 or 32% on a tax-equivalent basis) for the nine months ended September 30, 2011 compared with the same period of 2010.  The tax equivalent net interest margin was 3.87% for the first nine months of 2011 compared with 4.01% for the same period of 2010.  The yield on earning assets totaled 4.87% during the nine months ended September 30, 2011 compared to 5.31% in the same period of 2010 while the cost of funds (expressed as a percentage of average earning assets) totaled 1.00% during the nine months ended September 30, 2011 compared to 1.30% in the same period of 2010.  The increased level of net interest income during the first nine months of 2011 compared with the same period of 2010 was primarily attributable to an increased level of average earning assets. The decline in the net interest margin expressed as a percentage was largely the result of the Company carrying a higher level of federal funds sold and other short-term investments during the first nine months of 2011 compared with the same period of 2010 and an increased securities portfolio driven by an increase in the Company’s core deposit base.  This core deposit increase was the result of the acquisition of American Community and growth from the Company’s existing branch network.

Average earning assets increased by approximately $453.3 million or 37% for the nine months ended September 30, 2011 compared with the same period of 2010.  Average loans outstanding increased by $210.1 million, or 23%, during the nine months ended September 30, 2011 compared with the first nine months of 2010.  The increase in average loans was largely attributable to the American Community acquisition as of January 1, 2011 and the acquisition of two branch offices in the second quarter of 2010.  Average federal funds sold and other short-term investments increased by $58.7 million during the first nine months of 2011 compared with the same period of 2010.  The average securities portfolio increased approximately $184.6 million, or 65%, in the nine months ended September 30, 2011 compared with the first nine months of 2010.  The key driver of the increased federal funds sold position and securities portfolio was an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000).  The increase in average core deposits totaled $455.6 million, or approximately 49%, during the nine months ended September 30, 2011 compared with the same period of 2010.  The acquisition of the American Community and the branch acquisition completed in the second quarter of 2010 contributed approximately $306.9 million of the average core deposit growth while organic growth from the Company’s existing branch network contributed approximately $148.7 of the average core deposit growth.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses.  The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  The provision for loan losses totaled $1,300,000 during the quarter ended September 30, 2011, an decrease of $75,000 or 5% compared to the provision of $1,375,000 during the quarter ended September 30, 2010.  The provision for loan losses totaled $3,900,000 during the nine months ended September 30, 2011, an increase of $25,000 or 1% compared to the provision of $3,875,000 during the nine months ended September 30, 2010.

During the third quarter of 2011, the annualized provision for loan losses represented 0.47% of average loans outstanding compared with 0.60% on an annualized basis of average loans outstanding during the third quarter of 2010.  Net charge-offs totaled $914,000 or 0.33% on an annualized basis of average loans outstanding during the three months ended September 30, 2011, compared with $488,000 or 0.21% on an annualized basis of average loans outstanding during the same period of 2010.

During the nine months ended September 30, 2011, the annualized provision for loan losses represented 0.47% of average loans outstanding compared with 0.57% on an annualized basis of average loans outstanding during the nine months ended September 30, 2010.  Net charge-offs totaled $2,051,000 or 0.25% on an annualized basis of average loans outstanding during the nine months ended September 30, 2011, compared with $3,191,000 or 0.47% on an annualized basis of average loans outstanding during the same period of 2010.

The provision for loan losses made during the quarter ended and nine months ended September 30, 2011 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio.  A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses.   Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2011, non-interest income totaled $4,560,000, an increase of $127,000 or 3% compared with the third quarter of 2010.

			Change from
Non-interest Income	Three Months		Prior Period
(dollars in thousands)	Ended September 30,		Amount	Percent
	2011	2010	Change	Change
Trust and Investment Product Fees	$602	$348	$254	73%
Service Charges on Deposit Accounts	1,120	1,053	67	6
Insurance Revenues	1,261	1,323	(62)	(5)
Company Owned Life Insurance	233	197	36	18
Interchange Fee Income	395	371	24	6
Other Operating Income	86	339	(253)	(75)
Subtotal	3,697	3,631	66	2
Net Gains on Sales of Loans	863	802	61	8
Net Gain on Securities	—	—	—	—
Total Non-interest Income	$4,560	$4,433	$127	3

Trust and investment product fees increased $254,000, or 73%, during the three months ended September 30, 2011 compared with the same period of 2010.  The increase was attributable to increased retail brokerage revenues as well as increased trust revenues.

Other operating income declined $253,000, or 75%, during the quarter ended September 30, 2011 compared with the third quarter of 2010.  The decrease was largely related to a net loss on sale and write-downs of other real estate which totaled approximately $294,000 during the third quarter of 2011 compared with a net loss on sale of other real estate of $15,000 was realized in the third quarter of 2010.

			Change from
Non-interest Income	Nine Months		Prior Period
(dollars in thousands)	Ended September 30,		Amount	Percent
	2011	2010	Change	Change
Trust and Investment Product Fees	$1,561	$1,134	$427	38%
Service Charges on Deposit Accounts	3,135	3,074	61	2
Insurance Revenues	4,600	4,092	508	12
Company Owned Life Insurance	836	585	251	43
Interchange Fee Income	1,126	919	207	23
Other Operating Income	982	1,380	(398)	(29)
Subtotal	12,240	11,184	1,056	9
Net Gains on Sales of Loans	1,651	1,619	32	2
Net Gain on Securities	1,045	—	1,045	n/m (1)
Total Non-interest Income	$14,936	$12,803	$2,133	17

(1) = not meaningful

Trust and investment product fees increased 38% during the nine months ended September 30, 2011 compared with the same period of 2010.  The increase was primarily attributable to increased retail brokerage revenues with trust revenues also contributing to the improvement.  Insurance revenues increased approximately 12% during the nine months ended September 30, 2011 as compared to the first nine months of 2010 primarily as a result of increased contingency revenue.  Contingency revenue totaled $872,000 during 2011 compared with contingency revenue of $363,000 during 2010.  Company owned life insurance revenue increased $251,000, or 43%, during the nine months ended September 30, 2011 as compared with the same period of the prior year.  The increase was primarily attributable to a 1035 exchange transaction on a portion of the Company’s portfolio that was completed during the first quarter 2011 and to the American Community acquisition.

Net interchange revenues related to debit cards increased approximately 23% during the first nine months of 2011 compared with the nine months ended September 30, 2010.  This increase was attributable to increased customer utilization and the American Community acquisition.

Other operating income declined $398,000, or 29%, during the nine months ended September 30, 2011 compared with the same period of 2010.  The decrease was largely related to a net loss on the sale and write-downs of other real estate during 2011 which totaled approximately $194,000 compared with a net gain during the first nine months of 2010 of approximately $220,000.

The Company realized a net gain on securities of $1,045,000 during the first quarter of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

Non-interest Expense:

During the quarter ended September 30, 2011, non-interest expense totaled $12,005,000, an increase of $1,564,000 or 15% compared with the third quarter of 2010.  During the third quarter of 2011, non-interest expense attributable to the Bank of Evansville operations and the operations of the two other branches acquired during 2010 totaled approximately $1,542,000 compared with approximately $478,000 in the third quarter of 2010.  Other acquisition accounting items related to the acquisition of American Community totaled $353,000.

			Change from
Non-interest Expense	Three Months		Prior Period
(dollars in thousands)	Ended September 30,		Amount	Percent
	2011	2010	Change	Change
Salaries and Employee Benefits	$6,687	$5,470	$1,217	22%
Occupancy, Furniture and Equipment Expense	1,763	1,537	226	15
FDIC Premiums	295	355	(60)	(17)
Data Processing Fees	321	330	(9)	(3)
Professional Fees	526	698	(172)	(25)
Advertising and Promotion	383	350	33	9
Intangible Amortization	480	262	218	83
Other Operating Expenses	1,550	1,439	111	8
Total Non-interest Expense	$12,005	$10,441	$1,564	15

Salaries and benefits increased approximately 22% during the quarter ended September 30, 2011 compared with the third quarter of 2010.  The increase was attributable to the additional staffing as a result of the acquisition of American Community along with additional staffing within both the Company’s existing banking and non-banking business units.

Occupancy, furniture and equipment expense increased approximately 15% during the third quarter of 2011 compared with the third quarter of 2010 primarily related to the acquisition of American Community and the costs associated with three additional branch locations.  Professional fees decreased approximately 25% during the quarter ended September 30, 2011, compared with the third quarter of 2010.  This decline was largely attributable to professional fees incurred during the third quarter of 2010 related to the acquisition of American Community.

Intangible amortization increased $218,000, or 83%, during the third quarter of 2011 compared with the third quarter of 2010.  The increase was primarily related to amortization of core deposit intangible resulting from the acquisition of American Community.

During the nine months ended September 30, 2011, non-interest expense totaled $38,146,000, an increase of $7,537,000 or 25% compared with the nine months ended September 30, 2010.  During the first nine months of 2011, non-interest expense attributable to the Bank of Evansville operations and the operations of the two other branches acquired during the second quarter of 2010 totaled approximately $5,271,000 compared with approximately $761,000 in the first nine months of 2010.  Other acquisition accounting items related to the acquisition of American Community totaled $2,573,000, including approximately $1,584,000 of non-recurring expense items.

			Change from
Non-interest Expense	Nine Months		Prior Period
(dollars in thousands)	Ended September 30,		Amount	Percent
	2011	2010	Change	Change
Salaries and Employee Benefits	$20,810	$16,307	$4,503	28%
Occupancy, Furniture and Equipment Expense	5,459	4,511	948	21
FDIC Premiums	1,191	1,043	148	14
Data Processing Fees	1,821	1,054	767	73
Professional Fees	1,630	1,743	(113)	(6)
Advertising and Promotion	1,000	892	108	12
Intangible Amortization	1,495	727	768	106
Other Operating Expenses	4,740	4,332	408	9
Total Non-interest Expense	$38,146	$30,609	$7,537	25

Salaries and benefits increased approximately 28% during the nine months ended June 30, 2011 compared with the same period of 2010.  The increase was attributable to the additional staffing as a result of the acquisition of American Community and the branch acquisition completed during the second quarter 2010.  Recurring salary and benefit costs associated with these acquisitions totaled approximately $2,786,000 during the first nine months of 2011 compared with $315,000 during the first nine months of 2010.  In addition, the nine months ended September 30, 2011 included approximately $875,000 of merger related salary and benefit costs.

The approximately 21% increase in occupancy, furniture and equipment expense was also primarily related the costs of an additional five branches that resulted from the acquisition of American Community and the two branch acquisition completed during the second quarter 2010.  The Company’s FDIC deposit insurance assessments increased 14% in the first nine months of 2011 compared with the first nine months of 2010.  The increase was largely related to the increase in the size of the Company resulting from the acquisition of American Community and to a lesser degree an increased deposit base resulting from organic deposit growth unrelated to the acquisition partially mitigated by the change in the deposit insurance assessment calculation that resulted from the Dodd Frank Act.

Data processing fees increased approximately $767,000 or 73% during the nine months ended September 30, 2011 compared with the same period of 2010.  The increase was largely related to running the Company’s existing core processing system and the Bank of Evansville’s core processing system during the first quarter of 2011 and other merger related costs associated with the acquisition of American Community.  The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011.

Intangible amortization increased $768,000, or 106%, during the nine months ended September 30, 2011 compared with the same period of 2010.  The increase was primarily related to amortization of core deposit intangible resulting from the acquisition of American Community and to a lesser extent the amortization of the core deposit intangible resulting from the acquisition of two branches in May 2010.

Income Taxes:

The Company’s effective income tax rate was 30.7% and 29.5% during the three months ended September 30, 2011 and 2010.  The Company’s effective income tax rate approximated 28.3% and 28.6% during the nine months ended September 30, 2011 and 2010. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax.  Further lowering the effective tax rate during the nine months ended September 30, 2011 was the non-taxability of the $1.045 million gain on securities related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

FINANCIAL CONDITION

Total assets at September 30, 2011 increased $495.2 million to $1.871 billion compared with $1.376 billion in total assets at December 31, 2010.  Cash and cash equivalents increased $33.3 million to $52.6 million at September 30, 2011 compared with $19.3 million at year-end 2010.  Securities available-for-sale increased $236.6 million to $583.3 million at September 30, 2011 compared with $346.7 million at year-end 2010.  The increase in cash and cash equivalents and securities available-for-sale was primarily attributable to organic growth in the Company’s deposit portfolio and to the acquisition of American Community.

Premises, furniture and equipment (net), at September 30, 2011 increased $11.3 million to $37.3 million compared with $26.0 million of such assets at December 31, 2010.  This increase was primarily attributable to the purchase of premises, furniture and equipment, with a fair value of approximately $9.4 million, as part of the acquisition of the Bank of Evansville and its three branch office locations.

Goodwill increased $9.3 million to $19.2 million at September 30, 2011 and other intangible assets increased $2.2 million to $4.8 million at September 30, 2011 as compared with year end 2010.  These increases were the result of the acquisition of American Community.

Total loans outstanding increased approximately $196.1 million at September 30, 2011 compared with year-end 2010.  The loans acquired from American Community were the predominant factor in the increased loan portfolio.

End of Period Loan Balances:			Current
(dollars in thousands)	September 30,	December 31,	Period
	2011	2010	Change

Commercial and Industrial Loans	$290,519	$218,443	$72,076
Commercial Real Estate Loans	450,596	339,555	111,041
Agricultural Loans	157,310	165,166	(7,856)
Home Equity and Consumer Loans	126,648	118,244	8,404
Residential Mortgage Loans	89,741	77,310	12,431
Total Loans	$1,114,814	$918,718	$196,096

The Company’s allowance for loan losses totaled $15.2 million at September 30, 2011 representing an increase of $1,849,000 or 19% on an annualized basis from year-end 2010.  The allowance for loan losses represented 1.36% of period-end loans at September 30, 2011 compared with 1.45% at December 31, 2010.  The decline in the allowance for loan loss as a percent of total loans was the result of the acquisition accounting treatment for allowance for loan losses attributable to the acquisition of American Community.  Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.  As of September 30, 2011, the Company held a discount on acquired loans of $6.7 million which includes loans acquired in the American Community acquisition and loans acquired in a branch acquisition completed in the second quarter of 2010.

Total deposits at September 30, 2011 increased $466.5 million to $1.554 billion compared with year-end 2010 total deposits.  The deposits relative to American Community totaled $323.9 million at September 30, 2011.  Deposits from the Company’s branch bank network as constituted on December 31, 2010 (prior to the American Community acquisition) increased $142.6 million or approximately 17% on an annualized basis during the nine months ended September 30, 2011.

End of Period Deposit Balances:			Current
(dollars in thousands)	September 30,	December 31,	Period
	2011	2010	Change

Non-interest-bearing Demand Deposits	$272,846	$184,204	$88,642
Interest-bearing Demand, Savings, & Money Market Accounts	881,424	541,532	339,892
Time Deposits < $100,000	283,321	272,963	10,358
Time Deposits of $100,000 or more & Brokered Deposits	116,187	88,587	27,600
Total Deposits	$1,553,778	$1,087,286	$466,492

Non-performing Assets:

The following is an analysis of the Company’s non-performing assets at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010
Non-accrual Loans	$14,331	$10,150
Past Due Loans (90 days or more)	—	671
Restructured Loans	420	396
Total Non-performing Loans	14,751	11,217
Other Real Estate	3,004	2,095
Total Non-performing Assets	$17,755	$13,312

Non-performing Loans to Total Loans	1.33%	1.22%
Allowance for Loan Loss to Non-performing Loans	102.81%	118.72%

Non-performing assets totaled $17.7 million at September 30, 2011 compared to $13.3 million of non-performing assets at December 31, 2010.  Non-performing assets represented 0.95% of total assets at September 30, 2011 compared to 0.97% at year-end 2010.  Non-performing loans totaled $14.8 million at September 30, 2011 compared to $11.2 million of non-performing loans at December 31, 2010.  Non-performing loans represented 1.33% of total outstanding loans at September 30, 2011 compared with 1.22% of total loans outstanding at year-end 2010.  The increase in non-performing loans attributable to the acquisition of American Community totaled $1.5 million at September 30, 2011.  The remainder of the increase was attributable to two commercial credit relationships.  One relationship was acquired as a part of the branch acquisition the Company completed during the second quarter of 2010.  This credit is related to the operation of two restaurants and totaled $3.9 million at September 30, 2011.  The second relationship is a commercial real estate participation loan secured by a convenience store that totaled $2.4 million at September 30, 2011.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers.  These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.  Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive.  The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2011.

At September 30, 2011, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	September 30,	December 31,
	Purposes	2011	2010

Leverage Ratio	4.00%	7.45%	7.61%
Tier 1 Capital to Risk-adjusted Assets	4.00%	10.58%	10.37%
Total Capital to Risk-adjusted Assets	8.00%	13.61%	14.18%

As of September 30, 2011, shareholders’ equity increased by $45.5 million to $167.0 million compared with $121.5 million at year-end 2010.  The increase in shareholders’ equity was largely attributable to the issuance of the Company’s common shares in the acquisition of American Community.  Approximately 1,449,000 shares were issued to American Community shareholders resulting in an increase to shareholders’ equity of $26.7 million.  The increase in shareholders’ equity was also attributable to an increase of $9.4 million in retained earnings and an increase of $9.1 million in accumulated other comprehensive income related to an increase in net unrealized gains in the Company’s securities available-for-sale portfolio.  Shareholders’ equity represented 8.9% of total assets at September 30, 2011 and 8.8% of total assets at December 31, 2010.   Shareholders’ equity included $24.0 million of goodwill and other intangible assets at September 30, 2011 compared to $12.5 million of goodwill and other intangible assets at December 31, 2010.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents.  Total cash and cash equivalents increased $33.3 million during the nine months ended September 30, 2011 ending at $52.6 million.  During the nine months ended September 30, 2011, operating activities resulted in net cash inflows of $26.4 million.  Investing activities resulted in net cash outflows of $112.6 million during the nine months ended September 30, 2011.  Financing activities resulted in net cash inflows for the nine months ended September 30, 2011 of $119.5 million.  The net inflows from financing activities was primarily the result of increased deposits partially offset by a reduction of short-term borrowings in the form of repurchase agreements with deposit customers and overnight variable rate borrowings from the Federal Home Loan Bank.

The parent company is a corporation separate and distinct from its bank and other subsidiaries.  The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations.  Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary.  The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company.  The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings.  As of September 30, 2011, the parent company had approximately $14.7 million of cash and cash equivalents available to meet its cash flow needs.

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

	Interest Rate Sensitivity as of September 30, 2011

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	$ Amount	% Change	NPV Ratio	Change
+2%	149,379	(14.43)%	8.31%	(102)b.p.
Base	174,560	—	9.33%	—
-2%	136,555	(21.77)%	7.23%	(210)b.p.

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

Item 4.   Controls and Procedures

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended September 30, 2011.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	under the Plans or Programs (1)
7/1/11 – 7/31/11	—	—	—	272,789
8/1/11 – 8/31/11	—	—	—	272,789
9/1/11 – 9/30/11	—	—	—	272,789
	—	—	—

(1)  On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2011 (both such numbers adjusted for subsequent stock dividends).  The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2011.

Item 6.   Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 8, 2011	By	/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: November 8, 2011	By	/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101*
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*Exhibits that are furnished, not filed.