Form 10-K
period 2011-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2012-03-12
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2011 was approximately $187,894,000. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of March 1, 2012, there were outstanding 12,594,993 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 17, 2012, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2011

Table of Contents

PART I

Item 1.	Business	3-11

Item 1A.	Risk Factors	12-15

Item 1B.	Unresolved Staff Comments	16

Item 2.	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Mine Safety Disclosures	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17

Item 6.	Selected Financial Data	18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-36

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 8.	Financial Statements and Supplementary Data	38-81

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82

Item 9A.	Controls and Procedures	82

Item 9B.	Other Information	82

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	83

Item 11.	Executive Compensation	83

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83-84

Item 13.	Certain Relationships and Related Transactions, and Director Independence	84

Item 14.	Principal Accounting Fees and Services	84

PART IV

Item 15.	Exhibits, Financial Statement Schedules	85

SIGNATURES		86

INDEX OF EXHIBITS		87-91

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

PART I

Item 1. Business.

General

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC. The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 34 retail banking offices in twelve contiguous Southern Indiana counties. German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with insurance agency offices throughout its market area.

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

Business Development

The Company acquired by merger (effective January 1, 2011) American Community Bancorp, Inc., and its subsidiary, Bank of Evansville. Bank of Evansville provided a full range of commercial and consumer banking services in the Evansville, Indiana, area, from three banking offices located on the east, west and north sides of the city, each of which is now a branch office of the Bank. American Community reported on its balance sheet consolidated assets and deposits (unaudited) as of December 31, 2010 that totaled $340.3 million and $302.4 million, respectively. For further information regarding the American Community Bancorp, Inc., merger transaction, see Note 16 – Business Combinations, Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 16 is incorporated into this Item 1 by reference.

The Company has in recent years also focused on growing its base of operations in the Bloomington, Indiana, market. The Company opened a new downtown financial services center in Bloomington in July 2011. Further, the Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The Indiana map below illustrates the locations of the Company’s 37 retail and commercial banking, insurance and investment offices as of March 1, 2012.

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

Employees

At March 1, 2012 the Company and its subsidiaries employed approximately 417 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

•	Tier 1, or core capital, includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets.

•	Tier 2, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

•	Total Capital is Tier 1 plus Tier 2 capital.

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

Throughout 2011, the Company’s consolidated regulatory capital ratios and those of the Bank were in excess of the levels established for Well-capitalized institutions for purposes of the Prompt Corrective Action provisions under FDICIA. An institution is deemed to be Well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2011, see Note 7 to the Company's consolidated financial statements that are presented in Item 8 of this Report, which Note 7 is incorporated herein by reference.

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

Under FDICIA, a depository institution that is not Well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is Well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no such brokered deposits at December 31, 2011. Further, a depository institution or its holding company that is not Well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

Under the Dodd-Frank Act, important changes will be implemented concerning the capital requirements for financial institutions. The Dodd-Frank Act requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital and liquidity. An organization of international banking industry regulators, commonly known as the Basel Committee, published in December 2010 and January 2011 the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, potentially including the Company and the Bank. For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

•	For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.

Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks like the Company and the Bank that are not large, internationally active banks. In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks (not including the Company or the Bank) requiring their risk-based capital to meet the higher of the minimum requirements under the advanced approaches or under the risk-based capital rules generally applicable to United States banks. The regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010 and January 2011. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2011, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $22,700,000 of its undivided profits without approval by the DFI in accordance with such criteria. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

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

Other Aspects of the Dodd-Frank Act

The Dodd-Frank Act (in addition to the regulatory changes discussed elsewhere in this “Regulation and Supervision” discussion and below under “Federal Deposit Insurance Premiums and Assessments”) made a variety of changes that will affect the business and affairs of the Company and the Bank in other ways. For instance, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions; restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates; and eliminated as of July 2011 the former statutory prohibition against the payment of interest on business checking accounts.

The Dodd-Frank Act also established a new Consumer Financial Protection Bureau (“CFPB”). The CFPB was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The Dodd-Frank Act requires the issuance of many implementing regulations that will take effect over several years, making it difficult to anticipate the overall impact to us, our customers, or the financial industry more generally. For instance, the FRB is directed by the Dodd-Frank Act to adopt regulations that will limit the amount of interchange fees that can be charged to a consumer in an electronic debit card transaction to the “reasonable and proportionate” incremental cost of the transaction. As required by the Dodd-Frank Act, the FRB adopted a rule, effective October 1, 2011, which limits interchange fees on debit card transactions to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve Board. Although banks under $10 billion in asset size (like the Bank) are exempt from the interchange fee limit of this FRB rule, the Bank contracts with large debit card processors with which management of the Bank will have relatively weak bargaining power. It is therefore possible that these processors will earn lower revenues, leaving less revenue per transaction for the Bank.

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

The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

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

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are now based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applies to each Risk Category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates under the final rules range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

Internet Address; Internet Availability of SEC Reports

The Company’s Internet address is www.germanamerican.com.

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

Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in Item 1A, “Risk Factors,” and in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but not limited to:

•	the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates;

•	changes in competitive conditions;

•	the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

•	changes in customer borrowing, repayment, investment and deposit practices;

•	changes in fiscal, monetary and tax policies;

•	changes in financial and capital markets;

•	continued deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration;

•	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities;

•	risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations;

•	factors driving impairment charges on investments;

•	the impact, extent and timing of technological changes;

•	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

•	actions of the FRB;

•	changes in accounting principles and interpretations;

•	potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;

•	actions of the regulatory authorities under the Dodd-Frank Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

Our performance could be negatively affected to the extent that continuing weaknesses in business and economic conditions have direct or indirect material adverse impacts on us, or on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. These conditions could result in one or more of the following:

•	a decrease in the demand for loans and other products and services offered by us;
•	a decrease in customer savings generally and in the demand for savings and investment products offered by us; and
•	an increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.

Continued weakness or deterioration in the economy, real estate markets or unemployment rates, particularly in the Southern Indiana markets in which we operate, might place downward pressure on the credit worthiness of our Bank’s customers and their inclinations to borrow. A continued or worsening disruption and volatility could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may buy banks, bank branches and other financial-service-related businesses and assets in the future. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

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

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value per common share or net income per common share (or both) may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

	2011			2010
			Cash			Cash
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$19.49	$15.28	$0.140	$18.81	$16.68	$0.140
Third Quarter	$17.50	$14.65	$0.140	$17.31	$15.01	$0.140
Second Quarter	$17.58	$15.61	$0.140	$17.03	$14.68	$0.140
First Quarter	$18.88	$16.00	$0.140	$16.18	$14.18	$0.140
			$0.560			$0.560

The Common Stock was held of record by approximately 3,521 shareholders at March 1, 2012.

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

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2011, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2011 comparison were: 1st Source Corp., Community Bank Shares of IN, First Financial Corp., First Merchants Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, Indiana Community Bancorp, Horizon Bancorp, and Tower Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended December 31, 2011.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

October 2011	—	—	—	272,789
November 2011	—	—	—	272,789
December 2011	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2011 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2011.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data). Year-to-year financial information comparability is affected by the acquisition accounting treatment for mergers and acquisitions, including but not limited to the Company’s acquisitions of two branches of another bank in May 2010 and the Company’s acquisition of American Community Bancorp, Inc., effective January 1, 2011 (see Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this report).

	2011	2010	2009	2008	2007
Summary of Operations:
Interest Income	$80,161	$64,193	$63,736	$67,845	$72,261
Interest Expense	16,180	15,522	19,223	26,908	33,646
Net Interest Income	63,981	48,671	44,513	40,937	38,615
Provision for Loan Losses	6,800	5,225	3,750	3,990	3,591
Net Interest Income after Provision
For Loan Losses	57,181	43,446	40,763	36,947	35,024
Non-interest Income	21,576	16,943	15,859	18,210	15,704
Non-interest Expense	50,782	41,361	40,391	36,716	37,221
Income before Income Taxes	27,975	19,028	16,231	18,441	13,507
Income Tax Expense	7,726	5,623	4,013	5,638	4,102
Net Income	$20,249	$13,405	$12,218	$12,803	$9,405

Year-end Balances:
Total Assets	$1,873,767	$1,375,888	$1,242,965	$1,190,828	$1,131,710
Total Loans, Net of Unearned Income	1,120,993	917,236	877,822	890,436	867,721
Total Deposits	1,556,198	1,087,286	969,643	941,750	877,421
Total Long-term Debt	90,974	81,016	113,320	105,608	86,786
Total Shareholders’ Equity	167,610	121,534	113,549	105,174	97,116

Average Balances:
Total Assets	$1,823,703	$1,330,540	$1,230,596	$1,174,583	$1,114,140
Total Loans, Net of Unearned Income	1,114,181	906,127	891,322	880,630	840,849
Total Deposits	1,521,204	1,046,295	963,928	922,137	889,736
Total Shareholders’ Equity	159,765	119,867	109,887	99,711	93,677

Per Share Data (1):
Net Income	$1.61	$1.21	$1.10	$1.16	$0.85
Cash Dividends	0.56	0.56	0.56	0.56	0.56
Book Value at Year-end	13.31	10.94	10.25	9.54	8.81

Other Data at Year-end:
Number of Employees	417	359	332	348	371
Weighted Average Number of Shares (1)	12,581,646	11,098,836	11,065,917	11,029,519	11,009,536

Selected Performance Ratios:
Return on Assets	1.11%	1.01%	0.99%	1.09%	0.84%
Return on Equity	12.67%	11.18%	11.12%	12.84%	10.04%
Equity to Assets	8.95%	8.83%	9.14%	8.83%	8.58%
Dividend Payout	34.80%	46.36%	50.71%	48.25%	65.65%
Net Charge-offs to Average Loans	0.43%	0.32%	0.25%	0.29%	0.32%
Allowance for Loan Losses to Loans	1.37%	1.45%	1.25%	1.07%	0.93%
Net Interest Margin	3.84%	3.98%	3.95%	3.82%	3.83%

(1)	Share and Per Share Data excludes the dilutive effect of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC. The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 34 retail banking offices in twelve contiguous Southern Indiana counties. German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with insurance agency offices throughout its market area.

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2009 through 2011 and its financial condition as of December 31, 2011 and 2010. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 14 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

On January 1, 2011 (as discussed in Note 16, Business Combinations, Goodwill, and Intangible Assets, of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 16 is incorporated herein by reference), the Company completed its acquisition of American Community Bancorp, Inc., and its subsidiaries, including Bank of Evansville. This transaction has materially increased the levels of the Company’s total assets, liabilities, shareholders equity, income and expense over the corresponding pre-acquisition levels as of December 31, 2010 and for the fiscal year then ended. American Community Bancorp’s consolidated assets and equity (unaudited) as of December 31, 2010 totaled $340.3 million and $18.4 million, respectively, and its consolidated net income (loss) totaled ($632,000) for year-ended December 31, 2010. This transaction was accounted for in the Company’s 2011 financial statements under the acquisition method of accounting.

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

MANAGEMENT OVERVIEW

The Company’s 2011 net income totaled $20,249,000, or $1.61 per share, which was a record level of earnings for the Company and represented a 33% increase on a per share basis over the Company’s 2010 net income of $13,405,000, or $1.21 per share. The Company’s return on average equity for 2011 was 12.7%, representing the seventh consecutive year the Company has achieved a double-digit return on equity. The strong earnings performance during 2011 was inclusive of the acquisition of American Community Bancorp, Inc., and its banking subsidiary, the Bank of Evansville, effective as of January 1, 2011.

The Company’s 2011 earnings were positively impacted by a $15,310,000 or 31% increase in the level of net interest income as compared to 2010. The current year net interest income improvement was largely the result of a higher level of earning assets driven by growth in the Company’s deposit base, the American Community acquisition, and to a lesser extent the acquisition of two branches effective May 7, 2010. The Company experienced strong deposit growth during 2011 with approximately $317.4 million of deposits related to the American Community transaction (deposits totaled $302.7 million at the time of acquisition) and $151.5 million of organic growth from the Company’s existing branch network since year-end 2010. The $151.5 million in organic deposit growth represented a 14% increase during 2011 compared with 2010 year-end balances.

Revenue from non-interest income sources was also a positive contributor to the 2011 earnings as compared to 2010. Non-interest income in 2011 increased by $4,633,000 or 27% over that recorded in 2010. Somewhat offsetting this enhanced revenue, the Company’s total non-interest expenses increased by approximately $9,421,000 or 23% during 2011 as compared with 2010. Much of these increases were attributable to expenses associated with acquisition of American Community Bancorp, Inc., and its banking subsidiary, Bank of Evansville, the continuing operations of the Bank of Evansville during 2011, and to a lesser extent the acquisition of two branches effective May 7, 2010.

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

General allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a one-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of December 31, 2011, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $92,000 and gross unrealized gains totaled approximately $16,808,000. As of December 31, 2011, held-to-maturity securities had a gross unrecognized gain of approximately $7,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income increased $6,844,000 or 51% to $20,249,000 or $1.61 per share in 2011 compared to $13,405,000 or $1.21 per share in 2010. The $0.40 per share increase during 2011 equated to a 33% improvement over 2010. For 2011, the improvement was attributable to both significant core deposit growth within the Company’s existing markets and the impact of the Bank of Evansville acquisition.

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

Net interest income increased $15,310,000 or 31% (an increase of $15,721,000 or 32% on a tax-equivalent basis) for the year ended December 31, 2011 compared with 2010. The tax equivalent net interest margin was 3.84% for 2011 compared with 3.98% during 2010. The yield on earning assets totaled 4.79% during 2011 compared to 5.23% in 2010 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.95% during 2011 compared to 1.25% in 2010. The increased level of net interest income during 2011 compared with 2010 was primarily attributable to an increased level of average earning assets. The decline in the net interest margin expressed as a percentage was largely the result of the Company carrying a higher level of federal funds sold and other short-term investments during 2011 compared with 2010 and an increased securities portfolio driven by an increase in the Company’s core deposit base. This core deposit increase was the result of the acquisition of American Community and growth from the Company’s existing branch network.

Average earning assets increased by approximately $456.9 million or 37% during 2011 compared with 2010. Average loans outstanding increased by $208.1 million, or 23%, during 2011 compared with 2010. The increase in average loans was largely attributable to the American Community acquisition as of January 1, 2011 and the acquisition of two branch offices in the second quarter of 2010. Average federal funds sold and other short-term investments increased by $44.2 million during 2011 compared with 2010. The average securities portfolio increased by $204.6 million, or 69%, in 2011 compared with 2010. The key driver of the increased federal funds sold position and securities portfolio was an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000). The increase in average core deposits totaled $451.4 million, or approximately 47%, during 2011 compared with 2010. The acquisition of the American Community and the branch acquisition completed in the second quarter of 2010 contributed approximately $304.6 million of the average core deposit growth while organic growth from the Company’s existing branch network contributed approximately $146.8 of the average core deposit growth.

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

Average Balance Sheet

(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2011			December 31, 2010			December 31, 2009

	Principal	Income /	Yield /	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$85,217	$216	0.25%	$41,020	$76	0.19%	$41,085	$106	0.26%

Securities:
Taxable	450,099	13,677	3.04%	268,170	9,812	3.66%	192,074	8,660	4.51%
Non-taxable	49,260	2,805	5.69%	26,584	1,575	5.92%	23,920	1,614	6.75%
Total Loans and Leases (2)	1,114,181	64,684	5.81%	906,127	53,540	5.91%	891,322	54,166	6.08%

TOTAL INTEREST EARNING ASSETS	1,698,757	81,382	4.79%	1,241,901	65,003	5.23%	1,148,401	64,546	5.62%

Other Assets	139,658			100,124			92,699
Less: Allowance for
Loan Losses	(14,712)			(11,485)			(10,504)

TOTAL ASSETS	$1,823,703			$1,330,540			$1,230,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$478,486	$2,374	0.50%	$281,355	$953	0.34%	$245,811	$1,710	0.70%
Savings Deposits	392,166	1,940	0.49%	237,610	735	0.31%	227,403	1,531	0.67%
Time Deposits	394,008	7,672	1.95%	354,239	8,873	2.50%	341,041	10,254	3.01%
FHLB Advances and Other Borrowings	126,922	4,194	3.30%	150,737	4,961	3.29%	143,332	5,728	4.00%

TOTAL INTEREST-BEARING LIABILITIES	1,391,582	16,180	1.16%	1,023,941	15,522	1.52%	957,587	19,223	2.01%

Demand Deposit Accounts	256,544			173,091			149,673
Other Liabilities	15,812			13,641			13,449
TOTAL LIABILITIES	1,663,938			1,210,673			1,120,709

Shareholders’ Equity	159,765			119,867			109,887

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,823,703			$1,330,540			$1,230,596

COST OF FUNDS			0.95%			1.25%			1.67%

NET INTEREST INCOME		$65,202			$49,481			$45,323

NET INTEREST MARGIN			3.84%			3.98%			3.95%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $3,335, $909, and $545 for 2011, 2010, and 2009, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis

(Tax-Equivalent basis, dollars in thousands)

	2011 compared to 2010			2010 compared to 2009
	Increase / (Decrease) Due to (1)			Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$104	$36	$140	$—	$(30)	$(30)
Taxable Securities	5,754	(1,889)	3,865	2,993	(1,841)	1,152
Non-taxable Securities	1,294	(64)	1,230	169	(208)	(39)
Loans and Leases	12,093	(949)	11,144	890	(1,516)	(626)
Total Interest Income	19,245	(2,866)	16,379	4,052	(3,595)	457

Interest Expense:
Savings and Interest-bearing Demand	1,481	1,145	2,626	288	(1,841)	(1,553)
Time Deposits	923	(2,124)	(1,201)	384	(1,765)	(1,381)
FHLB Advances and Other Borrowings	(787)	20	(767)	284	(1,051)	(767)
Total Interest Expense	1,617	(959)	658	956	(4,657)	(3,701)

Net Interest Income	$17,628	$(1,907)	$15,721	$3,096	$1,062	$4,158

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $6,800,000, $5,225,000, and $3,750,000 in 2011, 2010, and 2009, respectively.

The level of provision for loan losses increased by $1,575,000 or 30% during 2011 compared with 2010. The increase in provision during 2011 compared with 2010 was largely the result of a higher level of net charge-offs and an upward trend in the Company’s level of non-performing loans. During 2011, the provision for loan losses totaled 0.61% of average outstanding loans while net charge-offs represented 0.43% of average outstanding loans. The Company’s allowance for loan losses represented 1.37% of total loans at year-end 2011 compared with 1.45% at year-end 2010. The decline in the allowance compared with total loans at year-end 2011 compared with year-end 2010 was attributable to the acquisition of the Bank of Evansville. Under acquisition accounting, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.

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

NON-INTEREST INCOME

During 2011, non-interest income increased $4,633,000 or 27% compared with 2010 and during 2010 increased $1,084,000 or 7% compared with 2009.

				% Change From
Non-interest Income (dollars in thousands)	Years Ended December 31,			Prior Year
	2011	2010	2009	2011	2010
Trust and Investment Product Fees	$2,145	$1,582	$1,617	36%	(2)%
Service Charges on Deposit Accounts	4,154	4,065	4,395	2	(8)
Insurance Revenues	5,819	5,347	5,296	9	1
Company Owned Life Insurance	1,100	806	1,104	36	(27)
Interchange Fee Income	1,501	1,243	969	21	28
Other Operating Income	1,452	1,740	1,141	(17)	52
Subtotal	16,171	14,783	14,522	9	2
Net Gains on Sales of Loans	2,381	2,160	1,760	10	23
Net Gain (Loss) on Securities	3,024	—	(423)	n/m (1)	n/m (1)
TOTAL NON-INTEREST INCOME	$21,576	$16,943	$15,859	27	7

(1) n/m = not meaningful

Trust and investment product fees increased $563,000 or 36% during the year ended December 31, 2011 compared with the same period of 2010 following a modest decline of $35,000 or 2% during 2010 compared with 2009. The increase during 2011 compared with 2010 was attributable to both increased retail brokerage revenues and increased trust revenues.

Service charges on deposit accounts totaled $4,154,000 during 2011 representing an increase of 2% over 2010. The increase was largely attributable to an increased deposit base due in large part to the acquisition of the Bank of Evansville. Service charges on deposit accounts declined 8% during 2010 compared with 2009 due in large part to less customer utilization of the Company’s overdraft protection program and to a lesser degree changes implemented in the program during the third quarter of 2010 related to Regulation E.

Insurance revenues increased by $472,000 or 9% during 2011 compared with 2010 primarily as a result of increased contingency revenue. Contingency revenue totaled $872,000 during 2011 compared with contingency revenue of $363,000 during 2010. Insurance revenues remained relatively stable in 2010 increasing by 1% compared with 2009.

Company owned life insurance revenue increased $294,000, or 36%, during 2011 compared with 2010. The increase was primarily attributable to a 1035 exchange transaction on a portion of the Company’s portfolio that was completed during the first quarter 2011 and to the Bank of Evansville acquisition. Company owned life insurance income declined by $298,000 or 27% during 2010 compared with 2009. The variance was attributable to death benefits received from life insurance policies during 2009.

Net interchange revenues related to debit cards increased $258,000 or approximately 21% during 2011 compared with 2010. This increase was attributable to increased customer utilization and the Bank of Evansville acquisition. Net interchange revenues related to debit cards increased approximately $274,000 or 28% during 2010 compared with 2009. This increase was primarily attributable to a vendor processing conversion during 2010 and increased customer utilization.

Other operating income declined $288,000, or 17%, during 2011 compared with 2010. The decrease was largely related to a net loss on the sale and write-downs of other real estate during 2011 which totaled approximately $168,000 compared with a net gain during 2010 of approximately $147,000. Other operating income increased $599,000 or 52% during 2010 compared with 2009. This increase was due primarily to a net gain on the sale of other real estate during 2010 compared with a net loss during 2009 (representing an approximately $511,000 difference year over year).

During 2011, the net gain on sales of residential loans increased $221,000 or 10% compared with 2010 following an increase of $400,000 or 23%, during 2010 compared with 2009. Loan sales for 2011, 2010, and 2009 totaled $134.2 million, $119.3 million, and $143.6 million, respectively.

The Company realized net gains on the sale of securities of $3,024,000 during 2011. The net gains were related to the sale of approximately $59.3 million of securities in the fourth quarter of 2011 and a gain of $1,045,000 during the first quarter of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition. During 2010, the Company recorded no gain or loss on securities. During 2009, the Company recognized a net loss on securities of $423,000 related to the recognition of other-than-temporary impairment charges on the Company’s portfolio of non-controlling investments in other banking organizations.

NON-INTEREST EXPENSE

During the year ended December 31, 2011, non-interest expense totaled $50,782,000, an increase of $9,421,000 or 23% from the year ended 2010. During 2010, non-interest expense increased $970,000 or 2% as compared with 2009. During 2011, non-interest expense attributable to the Bank of Evansville operations and the operations of the two other branches acquired during the second quarter of 2010 totaled approximately $7,003,000 compared with approximately $1,255,000 in 2010. Other acquisition accounting items related to the acquisition of American Community totaled $2,868,000, including approximately $1,584,000 of non-recurring expense items.

				% Change From
Non-interest Expense (dollars in thousands)	Years Ended December 31,			Prior Year
	2011	2010	2009	2011	2010
Salaries and Employee Benefits	$27,992	$22,070	$21,961	27%	0%
Occupancy, Furniture and Equipment Expense	7,198	6,083	6,035	18	1
FDIC Premiums	1,473	1,455	1,863	1	(22)
Data Processing Fees	2,092	1,411	1,368	48	3
Professional Fees	2,056	2,285	1,740	(10)	31
Advertising and Promotion	1,525	1,255	993	22	26
Supplies	688	755	528	(9)	43
Intangible Amortization	1,956	898	909	118	(1)
Other Operating Expenses	5,802	5,149	4,994	13	3
TOTAL NON-INTEREST EXPENSE	$50,782	$41,361	$40,391	23	2

Salaries and benefits increased approximately 27% during 2011 compared with 2010. The increase was attributable to the additional staffing as a result of the acquisition of American Community and the branch acquisition completed during the second quarter 2010. Recurring salary and benefit costs associated with these acquisitions totaled approximately $3,677,000 during 2011 compared with $531,000 during 2010. In addition, 2011 included approximately $875,000 of merger related salary and benefit costs. Salaries and Employee Benefits increased less than 1% during 2010 compared with 2009.

Occupancy, furniture and equipment expense increased approximately 18% during 2011 compared with 2010 following a less than 1% increase in 2010 compared with 2009. The increase in occupancy, furniture and equipment expense was also primarily related the costs of the additional five branches that resulted from the acquisition of American Community and the branch acquisition completed during the second quarter 2010.

The Company’s FDIC deposit insurance assessments increased by approximately 1% during 2011 compared with 2010. The relatively modest increase was largely related to the increase in the size of the Company resulting from the acquisition of Bank of Evansville and to a lesser degree an increased deposit base resulting from organic deposit growth unrelated to the acquisition almost completely mitigated by the change in the deposit insurance assessment calculation that resulted from the Dodd Frank Act. The Company’s FDIC deposit insurance assessments declined by 22% during 2010 compared to 2009. The higher level of FDIC assessment during 2009 compared with 2010 resulted largely from an industry wide special assessment in the second quarter of 2009 of approximately $550,000 which represented 5 basis points of the Company’s subsidiary bank’s total assets less Tier 1 Capital.

Data processing fees increased approximately $681,000 or 48% during 2011 compared with 2010. The increase was largely related to running the Company’s existing core processing system and the Bank of Evansville’s core processing system during the first quarter of 2011 and other merger related costs associated with the acquisition of American Community. The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011. Data processing fees increased approximately 3% during 2010 compared with 2009.

Professional fees declined $229,000 or 10% during 2011 compared with 2010 following an increase of $545,000 or 31%, during 2010 compared with 2009. The level of professional fees was elevated during 2010 due primarily to fees associated with the acquisition of American Community effective January 1, 2011 and the acquisition of two branch offices during the second quarter of 2010.

Advertising and promotion increased $270,000 or 22% during 2011 compared with 2010 following an increase of $262,000 or 26%, in 2010 compared with 2009. The increase in 2011 was largely the result of increased advertising efforts in a newer market for the Company that resulted from the acquisition of American Community. The increase during 2010 compared with 2009 was largely the result of the Company’s common identity initiative and the acquisition of two branch offices in a new market for the Company during the second quarter of 2010.

Supplies expense declined 9% during 2011 compared with 2010 following an increase of 43%, in 2010 compared with 2009. The increase during 2010 compared with 2009 was largely a result of the Company’s common identity initiative.

Intangible amortization increased $1,058,000, or 118%, during 2011 compared with 2010. The increase was primarily related to amortization of core deposit intangible resulting from the acquisition of American Community and to a lesser extent the amortization of the core deposit intangible resulting from the acquisition of two branches in May 2010. Intangible amortization declined approximately 1% in 2010 compared with 2009.

Other operating expenses increased $653,000 or 13% during 2011 compared with 2010. The increase was largely related to the acquisition of American Community. Other operating expense increased $155,000 or 3%, during 2010 compared with 2009 largely related to the Company’s common identity initiative.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 27.6%, 29.6%, and 24.7%, respectively, in 2011, 2010, and 2009. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. In addition, the Company’s effective tax rate was reduced in all periods presented as a result of tax credits attributable to a new markets tax credit in which the Company invested in 2009. See Note 9 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and its affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. The Company and its affiliate bank at year-end 2011 were categorized as well-capitalized as that term is defined by applicable regulations. See Note 7 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

As of December 31, 2011, shareholders’ equity increased by $46.1 million to $167.6 million compared with $121.5 million at year-end 2010. The increase in shareholders’ equity was largely attributable to the issuance of the Company’s common shares in the acquisition of American Community. Approximately 1,449,000 shares were issued to American Community shareholders resulting in an increase to shareholders’ equity of $26.6 million. The increase in shareholders’ equity was also attributable to an increase of $13.2 million in retained earnings and an increase of $5.6 million in accumulated other comprehensive income related to an increase in net unrealized gains in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 9.0% of total assets at December 31, 2011 and 8.8% of total assets at December 31, 2010. Shareholders’ equity included $23.2 million of goodwill and other intangible assets at year-end 2011 compared to $12.5 million of goodwill and other intangible assets at December 31, 2010.

USES OF FUNDS

LOANS

December 31, 2011 loans outstanding increased approximately $204.8 million, or 22% from year-end 2010. The loans acquired from American Community totaled approximately $218.9 million at the time of acquisition. Commercial and industrial loans increased $74.7 million or 34%, commercial real estate loans increased $112.5 million or 33%, agricultural loans increased $2.5 million or 2%, consumer loans increased $6.2 million or 5%, and residential mortgage loans increased $8.8 million or 11% during 2011.

Year-end 2010 loans outstanding increased approximately $39.2 million or 4% compared with year-end 2009. The overall increase in the loan portfolio was largely driven by the May 2010 branch acquisition, pursuant to which the Company acquired approximately $42.9 million in loans. Commercial and industrial loans increased $29.5 million or 16%, commercial real estate loans increased $5.3 million or 2%, agricultural loans increased $8.3 million or 5%, and consumer loans increased $3.5 million or 3% during 2010 while residential mortgage loans decreased $7.4 million or 9% during 2010. The decline in the residential loan portfolio was the result of continued refinancing activity and the Company’s continuance of selling a vast majority of production into the secondary market.

The composition of the loan portfolio has remained relatively stable over the past several years including 2011. The portfolio is most heavily concentrated in commercial real estate loans at 40% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate was limited to 23% of the total loan portfolio at year-end 2011. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company has only limited exposure in construction and development lending with this segment representing approximately 4% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Commercial and Industrial Loans and Leases	$293,172	$218,443	$188,962	$175,828	$158,556
Commercial Real Estate Loans	452,071	339,555	334,255	329,363	298,477
Agricultural Loans	167,693	165,166	156,845	159,923	165,592
Consumer Loans	124,479	118,244	114,736	127,343	131,110
Residential Mortgage Loans	86,134	77,310	84,677	100,054	116,908
Total Loans	1,123,549	918,718	879,475	892,511	870,643
Less: Unearned Income	(2,556)	(1,482)	(1,653)	(2,075)	(2,922)
Subtotal	1,120,993	917,236	877,822	890,436	867,721
Less: Allowance for Loan Losses	(15,312)	(13,317)	(11,016)	(9,522)	(8,044)
Loans, Net	$1,105,681	$903,919	$866,806	$880,914	$859,677

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	26%	24%	21%	20%	18%
Commercial Real Estate Loans	40%	37%	38%	37%	35%
Agricultural Loans	15%	18%	18%	18%	19%
Consumer Loans	11%	13%	13%	14%	15%
Residential Mortgage Loans	8%	8%	10%	11%	13%
Total Loans	100%	100%	100%	100%	100%

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

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2011, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within	One to Five	After
	One Year	Years	Five Years	Total

Commercial and Agricultural	$334,991	$354,490	$223,455	$912,936

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans Maturing After One Year	$168,694	$409,251

INVESTMENTS

The investment portfolio is a principal source for funding the Company’s loan growth and other liquidity needs of its subsidiaries. The Company’s securities portfolio primarily consists of money market securities, uncollateralized federal agency securities, municipal obligations of state and political subdivisions, and mortgage-backed securities issued by U.S. government agencies. Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments. The composition of the year-end balances in the investment portfolio is presented in Note 2 to the Company’s consolidated financial statements included in Item 8 of this Report and in the table below:

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2011	%		2010	%	2009	%

Federal Funds Sold and Other Short-term Investments	$32,737	6%		$4,250	1%	$12,002	5%
U.S. Treasury and Agency Securities	6,340	1		—	—	5,000	2
Corporate Securities	1,003	n/m	(1)	—	—	—	—
Obligations of State and Political Subdivisions	61,296	12		33,087	10	24,285	9
Mortgage-backed Securities - Residential	431,495	81		304,935	88	214,591	83
Equity Securities	684	n/m	(1)	2,418	1	2,818	1
Total Securities Portfolio	$533,555	100%		$344,690	100%	$258,696	100%

(1) n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $188.9 million at year-end 2011 compared with year-end 2010 and increased $86.0 million at year-end 2010 compared with year-end 2009. The increase in the portfolio during 2011 and 2010 was largely due to the growth of the Company’s core deposit base at a greater pace than the Company’s loan portfolio.

The largest concentration in the investment portfolio continues to be in mortgage related securities representing 81% of the total securities portfolio at December 31, 2011. The Company’s level of obligations of state and political subdivisions increased to $61.3 million or 12% of the portfolio at December 31, 2011.

The Company’s equity securities portfolio at year-end 2011 consisted of non-controlling common stock investments in two unaffiliated banking companies. The decline in the equity securities portfolio was primarily the result of the acquisition of American Community Bancorp, Inc. effective January 1, 2011 in which the Company had a non-controlling common stock investment prior to the acquisition.

Investment Securities, at Carrying Value

(dollars in thousands)

	December 31,
Securities Held-to-Maturity	2011	2010	2009
Obligations of State and Political Subdivisions	$690	$1,604	$2,774

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$6,422	$—	$4,970
Corporate Securities	1,005	—	—
Obligations of State and Political Subdivisions	64,799	32,178	22,378
Mortgage-backed Securities - Residential	443,934	311,066	221,252
Equity Securities	684	3,503	2,340
Subtotal of Securities Available-for-Sale	516,844	346,747	250,940
Total Securities	$517,534	$348,351	$253,714

The Company’s $516.8 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of both available for sale and held to maturity debt securities at December 31, 2011 are shown in the following table by expected maturity. Mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2011

(dollars in thousands)

	Within		After One But		After Five But		After Ten
	One Year		Within Five Years		Within Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and Agency Securities	$—	N/A	$6,340	1.44%	$—	N/A	$—	N/A
Corporates	1,003	1.38%	—	N/A	—	N/A	—	N/A
Obligations of State and Political Subdivisions	225	7.15%	8,228	4.63%	13,728	5.41%	39,115	5.93%
Mortgage-backed Securities – Residential	21,527	4.75%	404,514	3.06%	5,454	3.05%	—	N/A

Total Securities	$22,755	4.63%	$419,082	3.07%	$19,182	4.74%	$39,115	5.93%

A tax-equivalent adjustment using a tax rate of 34 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2011. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”), JPMorgan Chase Bank N.A., subordinated debentures issued during 2009 through a shareholders’ rights offering, and junior subordinated debentures assumed as a part of the of the American Community acquisition, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term Borrowings	$88,616	$20,116	$33,082	$87	$35,331
Time Deposits	374,279	199,952	84,105	90,187	35
Capital Lease Obligation	6,466	348	696	696	4,726
Operating Lease Commitments	2,512	432	683	473	924
Total Contractual Obligations	$471,873	$220,848	$118,566	$91,443	$41,016

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances				% Change From
(dollars in thousands)	December 31,			Prior Year
	2011	2010	2009	2011	2010
Demand Deposits
Non-interest-bearing	$256,544	$173,091	$149,673	48%	16%
Interest-bearing	478,486	281,355	245,811	70	14
Savings Deposits	95,748	76,721	63,182	25	21
Money Market Accounts	296,418	160,889	164,221	84	(2)
Other Time Deposits	285,564	269,286	251,906	6	7
Total Core Deposits	1,412,760	961,342	874,793	47	10
Certificates of Deposits of $100,000 or more and Brokered Deposits	108,444	84,953	89,135	28	(5)
FHLB Advances and Other Borrowings	126,922	150,737	143,332	(16)	5
Total Funding Sources	$1,648,126	$1,197,032	$1,107,260	38	8

Maturities of certificates of deposit of $100,000 or more are summarized as follows:

(dollars in thousands)

	3 Months	3 thru	6 thru	Over
	Or Less	6 Months	12 Months	12 Months	Total

December 31, 2011	$15,286	$23,404	$20,309	$41,617	$100,616

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $451.4 million or 47% during 2011 following an $86.5 million or 10% increase during 2010. The acquisition of the American Community and the branch acquisition completed in the second quarter of 2010 contributed approximately $304.6 million of the average core deposit growth while organic growth from the Company’s existing branch network contributed approximately $146.8 of the average core deposit growth. The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the increased availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 86% of average total funding sources during 2011 compared with 80% during 2010 and 79% during 2009.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 63% during 2011 following 11% growth during 2010. Average demand, savings, and money market deposits totaled $1.127 billion or 80% of core deposits (68% of total funding sources) in 2011 compared with $692.1 million or 72% of core deposits (58% of total funding sources) in 2010 and $622.9 million or 71% of core deposits (56% of total funding sources) in 2009.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits increased by 6% during 2011 following an increase of 7% in 2010. Other time deposits comprised 20% of core deposits in 2011, 28% in 2010 and 29% in 2009.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds decreased $23.8 million or 16% during 2011 following an increase of $7.4 million or 5% in 2010. Borrowings comprised approximately 8% of average total funding sources in 2011 and 13% of average funding sources in 2009 and 2010.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $23.5 million or 28% during 2011 following a decline of $4.2 million or 5% during 2010. Large certificates and brokered deposits comprised approximately 7% of average total funding sources in 2011, 7% in 2010 and 8% in 2009. This type of funding is used as both long-term and short-term funding sources.

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

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. See Note 7, Shareholders’ Equity, of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings, which are discussed in detail below.

At year-end 2011, the Company had an outstanding credit facility with JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to which (a) the parent company is obligated to the Lender under a $10 million subordinated debenture issued by the parent company to the Lender in 2006, and a term loan made by the Lender to the parent company in 2006 in the original principal amount of $10 million, and (b) the Lender has made available to the parent company a $5 million revolving line of credit. The Company's obligations to repay its borrowings from the Lender under the term loan and the line of credit are secured by a pledge to the Lender of all of the Company's stock in the Bank. The parent company’s loan agreement with the lender includes certain representations and warranties and affirmative and negative covenants and any material breach of such representations or warranties or noncompliance with such covenants by the parent company could result in the Lender’s acceleration of the maturity date of the obligations of the parent company to the Lender and the suspension or termination of the parent company’s ability to borrow under the line of credit.

The subordinated debenture held by the Lender matures in a single installment of principal on January 1, 2014. Interest is payable quarterly on the outstanding principal balance.

The term loan matures on the following schedule: $1.0 million principal amount was payable on January 1, 2008 and $1.5 million was or is payable on January 1 of each of the years 2009 through 2014, inclusive. Interest is payable quarterly on the outstanding principal balance. The outstanding principal balance of the term loan was $3.0 million at year-end 2011 (the $1.5 million principal payment due January 1, 2012 was made in late December 2011).

The revolving line of credit expires on September 30, 2012, at which time any amounts then outstanding would be due and payable to the Lender. The interest rate payable by the Company to the Lender in respect of LIBOR-based advances made to the Company under the line of credit is LIBOR plus 300 basis points, and includes a provision for a non-refundable fee on the unused portion of the maximum amount available under the line of credit of 35 basis points per annum, due quarterly in arrears. At December 31, 2011, there was no outstanding balance owed to the Lender under the revolving line of credit.

On April 30, 2009, the parent company issued $19.3 million of 8% redeemable subordinated debentures that will mature in a single payment of principal on March 30, 2019 for gross proceeds (before offering expenses) of $19.3 million. The parent company has the right to redeem the debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board. The entire principal amount was includable in the parent company’s consolidated Tier 2 regulatory capital under banking agency regulatory standards at December 31, 2011.

Effective January 1, 2011, and as a result of the acquisition of American Community Bancorp, Inc., the Company assumed long-term debt obligations of American Community in the form of two junior subordinated debentures issued by American Community in the aggregate unpaid principal amount of approximately $8.3 million. The junior subordinated debentures were issued to certain statutory trusts established by American Community (in support of related issuances of trust preferred securities issued by those trusts) and both mature in single installments of principal payable in 2035, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These debentures qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2011 approximately $4.5 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

See Note 6 to the Company’s consolidated financial statements included in Item 8 of this Report for further information regarding the parent company borrowed funds.

RISK MANAGEMENT

The Company is exposed to various types of business risk on an on-going basis. These risks include credit risk, liquidity risk and interest rate risk. Various procedures are employed at the Company’s subsidiary bank to monitor and mitigate risk in the loan and investment portfolios, as well as risks associated with changes in interest rates. Following is a discussion of the Company’s philosophies and procedures to address these risks.

LENDING AND LOAN ADMINISTRATION

Primary responsibility and accountability for day-to-day lending activities rests with the Company’s subsidiary bank. Loan personnel at the subsidiary bank have the authority to extend credit under guidelines approved by the bank’s board of directors. The executive loan committee serves as a vehicle for communication and for the pooling of knowledge, judgment and experience of its members. The committee provides valuable input to lending personnel, acts as an approval body, and monitors the overall quality of the bank’s loan portfolio. The Corporate Credit Risk Management Committee comprised of members of the Company’s and its subsidiary bank’s executive officers and board of directors, strives to ensure a consistent application of the Company’s lending policies. The Company also maintains a comprehensive risk-grading and loan review program, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for loan losses.

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

Allowance for Loan Losses
(dollars in thousands)	Years Ended December 31,
	2011	2010	2009	2008	2007
Balance of Allowance for Possible
Losses at Beginning of Period	$13,317	$11,016	$9,522	$8,044	$7,129

Loans Charged-off:
Commercial and Industrial Loans	1,513	345	941	148	506
Commercial Real Estate Loans	2,604	2,842	1,248	2,005	1,601
Agricultural Loans	—	44	—	28	360
Consumer Loans	575	465	640	686	508
Residential Mortgage Loans	497	518	345	257	269
Total Loans Charged-off	5,189	4,214	3,174	3,124	3,244

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans	98	24	—	49	53
Commercial Real Estate Loans	139	1,089	588	285	270
Agricultural Loans	—	—	17	—	55
Consumer Loans	131	171	192	267	172
Residential Mortgage Loans	16	6	121	11	18
Total Recoveries	384	1,290	918	612	568

Net Loans Recovered (Charged-off)	(4,805)	(2,924)	(2,256)	(2,512)	(2,676)
Additions to Allowance Charged to Expense	6,800	5,225	3,750	3,990	3,591
Allowance from Acquired Subsidiary	—	—	—	—	—
Balance at End of Period	$15,312	$13,317	$11,016	$9,522	$8,044

Net Charge-offs to Average Loans Outstanding	0.43%	0.32%	0.25%	0.29%	0.32%
Provision for Loan Losses to Average Loans Outstanding	0.61%	0.58%	0.42%	0.45%	0.43%
Allowance for Loan Losses to Total Loans at Year-end	1.37%	1.45%	1.25%	1.07%	0.93%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Commercial and Industrial Loans	$3,493	$3,713	$2,146	$2,476	$1,830
Commercial Real Estate Loans	9,297	7,497	6,477	4,909	4,068
Agricultural Loans	926	750	872	1,258	1,343
Consumer Loans	448	582	520	481	483
Residential Mortgage Loans	402	543	545	398	320
Unallocated	746	232	456	—	—

Total Allowance for Loan Losses	$15,312	$13,317	$11,016	$9,522	$8,044

The Company’s allowance for loan losses totaled $15.3 million at December 31, 2011 representing an increase of $2.0 million or 15% compared with year-end 2010. The Company’s methodology for determining the allowance indicated a higher level of allowance for loan losses was warranted when compared with prior years. Significant contributing factors that indicated the need for a higher level of allowance during 2011 compared to prior years was an increased level of commercial watch list, adversely classified and impaired loans as well as an increased level of non-performing loans and net charge-offs.

The allowance for loan losses represented 1.37% of period end loans at December 31, 2011 compared with 1.45% at December 31, 2010. This decline was largely attributable to acquisition accounting treatment for purchased loans. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. As of December 31, 2011, the Company held a discount on acquired loans of $6.4 million which includes loans acquired in the Bank of Evansville acquisition and loans acquired in the branch acquisition completed in the second quarter of 2010.

The allowance for loan loss at year-end 2011 represented 84% of non-performing loans compared to 119% at year-end 2010. Net charge-offs totaled $4.8 million or 0.43% of average loans during 2011. This compares to net charge-offs of $2.9 million or 0.32% of average loans outstanding during 2010 and $2.3 million or 0.25% of average loans outstanding during 2009.

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

Non-performing Assets	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Non-accrual Loans	$17,857	$10,150	$8,374	$8,316	$4,356
Past Due Loans (90 days or more)	—	671	113	34	8
Restructured Loans	409	396	306	—	—
Total Non-performing Loans	18,266	11,217	8,793	8,350	4,364
Other Real Estate	2,343	2,095	2,363	1,818	1,517
Total Non-performing Assets	$20,609	$13,312	$11,156	$10,168	$5,881

Non-performing Loans to Total Loans	1.63%	1.22%	1.00%	0.94%	0.50%
Allowance for Loan Losses to Non-performing Loans	83.83%	118.72%	125.28%	114.04%	184.33%

Non-performing assets totaled $20.6 million or 1.10% of total assets at December 31, 2011 compared with $13.3 million or 0.97% of total assets at December 31, 2010. Non-performing loans totaled $18.3 million at December 31, 2011 and $11.2 million at December 31, 2010. Non-performing loans represented 1.63% of total outstanding loans at December 31, 2011 compared with 1.22% of total outstanding loans at year-end 2010.

The increase in non-performing loans during 2011 was largely the result of four commercial loan relationships. The first relationship was an approximately $3.5 million commercial real estate loan secured by various commercial real estate properties. The second relationship was related to the operation of two restaurants and totaled $2.7 million at December 31, 2011. The third relationship was an approximately $2.3 million loan secured by business assets of a mechanical contractor. The fourth relationship was a commercial real estate participation loan secured by a convenience store that totaled $1.5 million at year-end 2011. These four credit relationships totaled approximately 55% of total non-accrual loans as of December 31, 2011.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The unpaid principal amount of loans individually evaluated for impairment including purchase credit impaired loans that subsequent to purchase resulted in additional allowance for loan losses totaled $16.9 million at December 31, 2011. For additional detail on impaired loans, see Note 3 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-accrual loans for 2011 was $331,000. The gross interest income that would have been recognized in 2011 on non-accrual loans if the loans had been current in accordance with their original terms was $1,418,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2011 the Company’s estimated NPV might be expected to decrease under either an increase or decrease of 2% in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2011

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
Changes	Value		of Assets
in Rates	Amount	% Change	NPV Ratio	Change
+2%	$168,378	(10.29)%	9.28%	(68	)b.p.
+1%	182,725	(2.64)%	9.86%	(10	)b.p.
Base	187,682	—	9.96%	—
-1%	159,791	(14.86)%	8.43%	(153	)b.p.
-2%	149,788	(20.19)%	7.87%	(209	)b.p.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

German American Bancorp, Inc.

Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Indianapolis, Indiana

March 9, 2012

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,
	2011	2010
ASSETS
Cash and Due from Banks	$28,366	$15,021
Federal Funds Sold and Other Short-term Investments	32,737	4,250

Cash and Cash Equivalents	61,103	19,271

Interest-bearing Time Deposits with Banks	5,986	—
Securities Available-for-Sale, at Fair Value	516,844	346,747
Securities Held-to-Maturity, at Cost (Fair value of $697 and $1,613 on December 31, 2011 and 2010, respectively)	690	1,604

Loans Held-for-Sale, at Fair Value	21,485	11,850

Loans	1,123,549	918,718
Less: Unearned Income	(2,556)	(1,482)
Allowance for Loan Losses	(15,312)	(13,317)
Loans, Net	1,105,681	903,919

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	9,207
Premises, Furniture and Equipment, Net	37,706	25,974
Other Real Estate	2,343	2,095
Goodwill	18,865	9,835
Intangible Assets	4,346	2,624
Company Owned Life Insurance	29,263	24,822
Accrued Interest Receivable and Other Assets	61,115	17,940

TOTAL ASSETS	$1,873,767	$1,375,888

LIABILITIES
Non-interest-bearing Demand Deposits	$282,335	$184,204
Interest-bearing Demand, Savings, and Money Market Accounts	899,584	541,532
Time Deposits	374,279	361,550

Total Deposits	1,556,198	1,087,286

FHLB Advances and Other Borrowings	130,993	153,717
Accrued Interest Payable and Other Liabilities	18,966	13,351

TOTAL LIABILITIES	1,706,157	1,254,354

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,594	11,105
Additional Paid-in Capital	95,039	69,297
Retained Earnings	49,434	36,232
Accumulated Other Comprehensive Income	10,543	4,900

TOTAL SHAREHOLDERS’ EQUITY	167,610	121,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,873,767	$1,375,888

End of period shares issued and outstanding	12,594,258	11,105,583

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2011	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$64,445	$53,266	$53,905
Interest on Federal Funds Sold and Other Short-term Investments	216	76	106
Interest and Dividends on Securities:
Taxable	13,677	9,812	8,660
Non-taxable	1,823	1,039	1,065

TOTAL INTEREST INCOME	80,161	64,193	63,736

INTEREST EXPENSE
Interest on Deposits	11,986	10,561	13,495
Interest on FHLB Advances and Other Borrowings	4,194	4,961	5,728

TOTAL INTEREST EXPENSE	16,180	15,522	19,223

NET INTEREST INCOME	63,981	48,671	44,513
Provision for Loan Losses	6,800	5,225	3,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	57,181	43,446	40,763

NON-INTEREST INCOME
Trust and Investment Product Fees	2,145	1,582	1,617
Service Charges on Deposit Accounts	4,154	4,065	4,395
Insurance Revenues	5,819	5,347	5,296
Company Owned Life Insurance	1,100	806	1,104
Interchange Fee Income	1,501	1,243	969
Other Operating Income	1,452	1,740	1,141
Net Gains on Sales of Loans	2,381	2,160	1,760
Net Gain (Loss) on Securities	3,024	—	(423)

TOTAL NON-INTEREST INCOME	21,576	16,943	15,859

NON-INTEREST EXPENSE
Salaries and Employee Benefits	27,992	22,070	21,961
Occupancy Expense	4,264	3,492	3,382
Furniture and Equipment Expense	2,934	2,591	2,653
FDIC Premiums	1,473	1,455	1,863
Data Processing Fees	2,092	1,411	1,368
Professional Fees	2,056	2,285	1,740
Advertising and Promotion	1,525	1,255	993
Supplies	688	755	528
Intangible Amortization	1,956	898	909
Other Operating Expenses	5,802	5,149	4,994

TOTAL NON-INTEREST EXPENSE	50,782	41,361	40,391

Income before Income Taxes	27,975	19,028	16,231
Income Tax Expense	7,726	5,623	4,013
NET INCOME	$20,249	$13,405	$12,218

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities Available-for-Sale, net	5,677	474	1,908
Change in Unrecognized Loss on Postretirement Benefit Obligation	(38)	(176)	—
Change in Unrecognized Amounts in Pension	4	(13)	(47)
Total Other Comprehensive Income	$5,643	$285	$1,861

COMPREHENSIVE INCOME	$25,892	$13,690	$14,079

Basic Earnings per Share	$1.61	$1.21	$1.10

Diluted Earnings per Share	$1.61	$1.21	$1.10

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2009	11,030,288	$11,030	$68,371	$23,019	$2,754	$105,174

Net Income				12,218		12,218
Other Comprehensive Income					1,861	1,861
Cash Dividends ($.56 per share)				(6,196)		(6,196)
Issuance of Common Stock for:
Exercise of Stock Options	3,354	3	6			9
Employee Stock Purchase Plan			(2)			(2)
Restricted Share Grants	43,740	44	441			485

Balances, December 31, 2009	11,077,382	11,077	68,816	29,041	4,615	113,549

Net Income				13,405		13,405
Other Comprehensive Income					285	285
Cash Dividends ($.56 per share)				(6,214)		(6,214)
Issuance of Common Stock for:
Exercise of Stock Options	3,698	4	31			35
Employee Stock Purchase Plan			(30)			(30)
Restricted Share Grants	24,503	24	381			405
Income Tax Benefit From Restricted Share Grant			99			99

Balances, December 31, 2010	11,105,583	11,105	69,297	36,232	4,900	121,534

Net Income				20,249		20,249
Other Comprehensive Income					5,643	5,643
Cash Dividends ($.56 per share)				(7,047)		(7,047)
Issuance of Common Stock for:
Exercise of Stock Options	1,652	2	10			12
Acquisition of American Community Bancorp, Inc	1,448,520	1,449	25,123			26,572
Employee Stock Purchase Plan			(25)			(25)
Restricted Share Grants	38,503	38	597			635
Income Tax Benefit From Restricted Share Grant			37			37

Balances, December 31, 2011	12,594,258	$12,594	$95,039	$49,434	$10,543	$167,610

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$20,249	$13,405	$12,218
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization (Accretion) on Securities	2,509	1,080	(144)
Depreciation and Amortization	5,139	3,720	3,688
Loans Originated for Sale	(143,738)	(125,473)	(145,993)
Proceeds from Sales of Loans Held-for-Sale	136,364	121,489	145,213
Loss in Investment in Limited Partnership	20	135	138
Provision for Loan Losses	6,800	5,225	3,750
Gain on Sale of Loans, net	(2,381)	(2,160)	(1,760)
Gain on Securities, net	(3,024)	—	—
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	165	(161)	364
Loss (Gain) on Disposition and Impairment of Premises and Equipment	28	(33)	11
Other-than-temporary Impairment on Securities	110	—	423
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,107)	(814)	(670)
Equity Based Compensation	635	405	485
Excess Tax Benefit from Restricted Share Grant	(37)	(99)	—
Change in Assets and Liabilities:
Interest Receivable and Other Assets	5,020	(532)	(4,236)
Interest Payable and Other Liabilities	(136)	1,040	(3,062)
Net Cash from Operating Activities	26,616	17,227	10,425

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	6,223	—	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	99,272	59,795	54,294
Redemption of Federal Reserve Bank Stock	694	—	—
Proceeds from Sales of Securities Available-for-Sale	20,061	—	379
Purchase of Securities Available-for-Sale	(296,547)	(155,797)	(127,192)
Proceeds from Maturities of Securities Held-to-Maturity	915	1,175	554
Proceeds from Redemption of Federal Home Loan Bank Stock	1,523	1,414	—
Purchase of Loans	—	(3,496)	(24,078)
Proceeds from Sales of Loans	3,364	6,778	21,057
Loans Made to Customers, net of Payments Received	3,498	(4,874)	10,678
Proceeds from Sales of Other Real Estate	4,231	2,575	1,756
Property and Equipment Expenditures	(3,965)	(1,975)	(2,637)
Proceeds from Sales of Property and Equipment	12	512	4
Acquire Capitalized Lease	(7)	—	—
Acquire Bank Branches	—	855	—
Acquisition of American Community Bancorp, Inc.	55,780	—	—
Acquire Insurance Customer List	—	—	(386)
Net Cash from Investing Activities	(104,946)	(93,038)	(65,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	166,416	67,578	27,952
Change in Short-term Borrowings	(32,682)	37,900	8,745
Advances in Long-term Debt	—	—	29,250
Repayments of Long-term Debt	(6,549)	(32,305)	(21,541)
Issuance of Common Stock	12	—	—
Income Tax Benefit from Restricted Share Grant	37	99	—
Employee Stock Purchase Plan	(25)	(30)	(2)
Dividends Paid	(7,047)	(6,214)	(6,196)
Net Cash from Financing Activities	120,162	67,028	38,208

Net Change in Cash and Cash Equivalents	41,832	(8,783)	(16,938)
Cash and Cash Equivalents at Beginning of Year	19,271	28,054	44,992
Cash and Cash Equivalents at End of Year	$61,103	$19,271	$28,054

Cash Paid During the Year for
Interest	$16,577	$15,534	$19,815
Income Taxes	6,693	6,102	4,305

Supplemental Non Cash Disclosures (1)
Loans Transferred to Other Real Estate	$3,492	$2,160	$2,665
Securities Transferred to Accounts Receivable	43,167	—	—

(1) See Note 16 for non-cash transactions included in the acquisition of American Community Bancorp, Inc.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

All classes of loans are generally placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more or when the borrower’s ability to repay becomes doubtful. Uncollected accrued interest for each class of loans is reversed against income at the time a loan is placed on non-accrual. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. All classes of loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans are typically charged-off at 120 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

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

Such purchased loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. For 2010 and prior, the Company utilized a 12 quarter rolling historical loan loss average. Beginning in 2011, management deemed the one-year historical loan loss average to be more indicative of the inherent losses in the Company’s loan portfolio in the current economic environment than the 12 quarter average. This change in methodology resulted in an increase to the required loan loss allowance of approximately $220.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and risk classifications and is based on the actual loss history experienced by the Company over the most recent year. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Loans and Retail Loans. Commercial Loans have been classified according to the following risk characteristics: Commercial and Industrial Loans and Leases, Commercial Real Estate, and Agricultural Loans. Commercial and Industrial loans are primarily based on the cash flows of the business operations and secured by assets being financed and other assets such as accounts receivable and inventory. Commercial Real Estate Loans and Agricultural Loans are primarily based on cash flow of the borrower and their business and further secured by real estate. All types of commercial and agricultural (real estate secured and non-real estate) may also come with personal guarantees of the borrowers and business owners. Retail Loans have been classified according to the following risk characteristics: Home Equity Loans, Consumer Loans and Residential Mortgage Loans. Retail loans are generally dependent on personal income of the customer, and repayment is dependent on borrower’s personal cash flow and employment status which can be affected by general economic conditions. Additionally, collateral values may fluctuate based on the impact of economic conditions on residential real estate values and other consumer type assets such as automobiles.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

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

Restrictions on Cash

At December 31, 2011 and 2010, respectively, the Company was required to have $1,119 and $587 on deposit with the Federal Reserve, or as cash on hand.

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

For the Company, the new guidance became effective as of the quarter ended September 30, 2011, and applies retrospectively to restructurings occurring during the current fiscal year. See Note 3 for Troubled Debt Restructuring disclosures in accordance with this ASU No. 2011-02. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The Company does not expect this guidance to have an impact on its consolidated financial statements.

In September 2011 the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU provides an entity with positive equity the option to first evaluate qualitative factors in determining whether it is more likely than not (greater than 50%) that the fair value of a reporting unit exceeds its carrying amount as a basis for determining if the two-step goodwill impairment test is necessary.  The ASU is effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

2011
U.S. Treasury and Agency Securities	$6,340	$82	$—	$6,422
Corporate Securities	1,003	2	—	1,005
Obligations of State and Political Subdivisions	60,606	4,195	(2)	64,799
Mortgage-backed Securities - Residential	431,495	12,529	(90)	443,934
Equity Securities	684	—	—	684
Total	$500,128	$16,808	$(92)	$516,844

2010
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	31,483	813	(118)	32,178
Mortgage-backed Securities - Residential	304,935	7,614	(1,483)	311,066
Equity Securities	2,418	1,085	—	3,503
Total	$338,836	$9,512	$(1,601)	$346,747

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
2011
Obligations of State and Political Subdivisions	$690	$7	$—	$697

2010
Obligations of State and Political Subdivisions	$1,604	$9	$—	$1,613

The amortized cost and fair value of Securities at December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$1,053	$1,056
Due after one year through five years	14,052	14,464
Due after five years through ten years	13,729	14,746
Due after ten years	39,115	41,960
Mortgage-backed Securities - Residential	431,495	443,934
Equity Securities	684	684
Total	$500,128	$516,844

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$175	$175
Due after one year through five years	515	522
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$690	$697

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Proceeds from the Sales of Securities are summarized below:

	2011	2010	2009
	Available-	Available-	Available-
	for-Sale	for-Sale	for-Sale

Proceeds from Sales and Calls	$20,061	$—	$379
Gross Gains on Sales and Calls	2,089	—	—

Income Taxes on Gross Gains	721	—	—

The Company held a minority interest in American Community Bancorp, Inc., prior to the acquisition on January 1, 2011 (see Note 16 for further discussion). For the year ended December 31, 2011, the Company recognized a gain of $1.045 million on the stock held of American Community Bancorp, Inc. as a result of the acquisition. No gains or losses were recognized during the year ended December 31, 2010.

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $70,718 and $96,718 as of December 31, 2011 and 2010, respectively.

Below is a summary of securities with unrealized losses as of year-end 2011 and 2010, presented by length of time the securities have been in a continuous unrealized loss position:

At December 31, 2011:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	203	(2)	—	—	203	(2)
Mortgage-backed Securities - Residential	39,947	(90)	—	—	39,947	(90)
Equity Securities	—	—	—	—	—	—
Total	$40,150	$(92)	$—	$—	$40,150	$(92)

At December 31, 2010:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	5,175	(118)	—	—	5,175	(118)
Mortgage-backed Securities - Residential	70,123	(1,483)	—	—	70,123	(1,483)
Equity Securities	—	—	—	—	—	—
Total	$75,298	$(1,601)	$—	$—	$75,298	$(1,601)

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

The Company’s equity securities consist of non-controlling investments in other banking organizations. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. At December 31, 2011 and 2010, none of the Company’s equity securities had an unrealized loss.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

As a result of an evaluation of the Company’s equity securities portfolio as of December 31, 2011, the Company recognized a $110 pre-tax charge for an other-than-temporary decline in fair value of this portfolio. Accordingly, the other-than-temporary impairment was recognized in the consolidated statement of income and comprehensive income as part of Net Gain (Loss) on Securities during 2011. As a result of valuations of the Company’s equity securities portfolio during 2009, the Company recognized a $423 pre-tax charge for an other-than-temporary decline in fair value of this portfolio. Accordingly, the other-than-temporary impairment was recognized in the consolidated statement of income and comprehensive income as part of Net Gain (Loss) on Securities during 2009.

NOTE 3 – Loans

Loans were comprised of the following classifications at December 31:

	2011	2010

Commercial:
Commercial and Industrial Loans and Leases	$293,172	$218,443
Commercial Real Estate Loans	452,071	339,555
Agricultural Loans	167,693	165,166
Retail:
Home Equity Loans	77,070	64,437
Consumer Loans	47,409	53,807
Residential Mortgage Loans	86,134	77,310
Subtotal	1,123,549	918,718
Less: Unearned Income	(2,556)	(1,482)
Allowance for Loan Losses	(15,312)	(13,317)
Loans, net	$1,105,681	$903,919

The following table presents the activity in the allowance for loan losses by portfolio class for the year ended December 31, 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total

Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	1,195	4,265	176	287	23	340	514	6,800
Recoveries	98	139	—	6	125	16	—	384
Loans Charged-off	(1,513)	(2,604)	—	(255)	(320)	(497)	—	(5,189)
Ending Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312

The following table presents the activity in the allowance for loan losses for the years ended December 31, 2010 and 2009:

	2010	2009

Beginning Balance	$11,016	$9,522
Provision for Loan Losses	5,225	3,750
Loan Charged-off	(4,214)	(3,174)
Recoveries	1,290	918
Ending Balance	$13,317	$11,016

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2011:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$4,834	$466	$4,368	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,401	3,027	4,852	926	258	190	402	746
Acquired with Deteriorated Credit Quality	77	—	77	—	—	—	—	—
Total Ending Allowance
Balance	$15,312	$3,493	$9,297	$926	$258	$190	$402	$746

Loans:
Loans Individually Evaluated for Impairment	$16,613	$3,567	$13,046	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,096,571	287,924	427,063	170,513	77,323	47,431	86,317	—
Loans Acquired with Deteriorated Credit Quality	16,121	2,596	13,209	—	—	164	152	—
Total Ending Loans Balance (1)	$1,129,305	$294,087	$453,318	$170,513	$77,323	$47,595	$86,469	$—

(1) Total recorded investment in loans includes $5,756 in accrued interest.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loans losses as of and for the year ended December 31, 2011:

	Unpaid		Allowance for	Average	Interest	Cash
	Principal	Recorded	Loan Losses	Recorded	Income	Basis
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,084	$1,066	$—	$1,107	$9	$9
Commercial Real Estate Loans	5,959	5,894	—	4,438	75	75
Agricultural Loans	—	—	—	19	6	6

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,502	2,501	466	3,642	11	11
Commercial Real Estate Loans	7,400	7,230	4,445	9,390	37	34
Agricultural Loans	—	—	—	—	—	—
Total	$16,945	$16,691	$4,911	$18,596	$138	$135

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$570	$585	$—
Commercial Real Estate Loans	2,243	2,231	—
Agricultural Loans	55	55	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,779	2,836	1,387
Commercial Real Estate Loans	11,062	11,126	3,196
Agricultural Loans	—	—	—
Total	$16,709	$16,833	$4,583

The following table presents information for loans individually evaluated for impairment for the years ended December 31, 2010 and 2009:

	2010	2009
Average Balance of Impaired Loans During the Year	$10,166	$6,676
Interest Income Recognized During Impairment	78	73
Interest Income Recognized on Cash Basis	78	71

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010:

			Loans Past Due
			Over 90 Days
	Non-Accrual		& Still Accruing
	2011	2010	2011	2010
Commercial and Industrial Loans and Leases	$3,471	$514	$—	$547
Commercial Real Estate Loans	13,289	8,718	—	103
Agricultural Loans	—	55	—	—
Home Equity Loans	90	156	—	—
Consumer Loans	259	103	—	38
Residential Mortgage Loans	748	604	—	—
Total	$17,857	$10,150	$—	$688

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial and Industrial Loans and Leases	$294,087	$220	$—	$1,141	$1,361	$292,726
Commercial Real Estate Loans	453,318	381	148	5,920	6,449	446,869
Agricultural Loans	170,513	10	—	—	10	170,503
Home Equity Loans	77,323	176	6	90	272	77,051
Consumer Loans	47,595	287	117	221	625	46,970
Residential Mortgage Loans	86,469	2,752	893	748	4,393	82,076
Total (1)	$1,129,305	$3,826	$1,164	$8,120	$13,110	$1,116,195

(1) Total recorded investment in loans includes $5,756 in accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial and Industrial Loans and Leases	$219,261	$1,876	$782	$1,011	$3,669	$215,592
Commercial Real Estate Loans	340,770	149	700	5,843	6,692	334,078
Agricultural Loans	167,988	363	—	55	418	167,570
Home Equity Loans	64,652	132	12	156	300	64,352
Consumer Loans	54,048	604	95	108	807	53,241
Residential Mortgage Loans	77,639	2,112	580	604	3,296	74,343
Total (1)	$924,358	$5,236	$2,169	$7,777	$15,182	$909,176

(1) Total recorded investment in loans includes $5,640 in accrued interest.

Troubled Debt Restructurings:

The Company has allocated $198 of specific reserves on $409 in principal to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. The Company had allocated $348 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company has not committed to lending any additional amounts as of December 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

For the year ended December 31, 2011, one troubled debt restructuring occurred. Pre-modification and post-modification outstanding recorded investment for this loan totaled $284 and $50, respectively. The modification of the terms of this loan included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The troubled debt restructuring described above did not increase the allowance for loan losses for the year ended December 31, 2011. The troubled debt restructuring resulted in charge-offs of $145 during the year ended December 31, 2011.

For the year ended December 31, 2011, there were no payment defaults within the twelve months following modification for troubled debt restructurings.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. For the year ended December 31, 2011, no troubled debt restructurings subsequently defaulted.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class of loans is a follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial and Industrial Loans and Leases	$264,037	$16,188	$13,862	$—	$294,087
Commercial Real Estate Loans	396,057	28,272	28,989	—	453,318
Agricultural Loans	165,153	2,744	2,616	—	170,513
Total	$825,247	$47,204	$45,467	$—	$917,918

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2010
Commercial and Industrial Loans and Leases	$192,494	$14,782	$11,985	$—	$219,261
Commercial Real Estate Loans	295,863	27,304	17,603	—	340,770
Agricultural Loans	161,871	3,294	2,823	—	167,988
Total	$650,228	$45,380	$32,411	$—	$728,019

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2011 and 2010:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2011
Performing	$77,233	$47,336	$85,721
Nonperforming	90	259	748
Total	$77,323	$47,595	$86,469

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2010
Performing	$64,496	$53,907	$77,035
Nonperforming	156	141	604
Total	$64,652	$54,048	$77,639

The following table presents financing receivable purchased and/or sold during the year ended December 31, 2011 by portfolio class:

Commercial
and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Total

Purchases	$69,898	$111,629	$—	$13,329	$1,169	$22,901	$218,926

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

December 31, 2011

Commercial and Industrial Loans	$2,596
Commercial Real Estate Loans	13,209
Home Equity Loans	—
Consumer Loans	164
Residential Mortgage Loans	152
Total	$16,121

Carrying Amount, Net of Allowance of $77	$16,044

Accretable yield, or income expected to be collected, is as follows:

December 31, 2011
Balance at January 1, 2011	$—
New Loans Purchased	2,042
Accretion of Income	(1,130)
Reclassifications from Non-accretable Difference	129
Charge-off Accretion	(74)
Balance at December 31, 2011	$967

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $77 for the year ended December 31, 2011. No allowances for loan losses were reversed during the same period.

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

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2011. A summary of the activity of these loans follows:

Balance		Changes			Balance
January 1,		in Persons	Deductions		December 31,
2011	Additions	Included	Collected	Charged-off	2011
$4,338	$5,630	$2,187	$(5,415)	$—	$6,740

NOTE 4 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2011	2010

Land	$7,878	$5,709
Buildings and Improvements	41,850	32,643
Furniture and Equipment	19,944	16,859
Total Premises, Furniture and Equipment	69,672	55,211
Less: Accumulated Depreciation	(31,966)	(29,237)
Total	$37,706	$25,974

Depreciation expense was $3,261, $2,872, and $2,772 for 2011, 2010, and 2009, respectively.

The Company leases two of its branch buildings under a capital lease. The lease arrangement requires monthly payments through 2027. The Company has included this lease in buildings and improvements as follows:

	2011	2010

Capital Lease	$2,442	$743
Less: Accumulated Depreciation	(223)	(144)
Total	$2,219	$599

The following is a schedule of future minimum lease payments under the capitalized leases, together with the present value of net minimum lease payments at year end 2011:

2012	$348
2013	348
2014	348
2015	348
2016	348
Thereafter	4,726
Total minimum lease payments	6,466
Less: Amount representing interest	(4,108)
Present Value of Net Minimum Lease Payments	$2,358

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Deposits

At year end 2011, stated maturities of time deposits were as follows:

2012	$199,952
2013	65,732
2014	18,373
2015	28,156
2016	62,031
Thereafter	35
Total	$374,279

Time deposits of $100 or more at December 31, 2011 and 2010 were $100,616 and $88,587, respectively.

NOTE 6 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2011	2010
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$51,642	$46,582
Term Loans	3,000	4,500
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	4,724	—
Subordinated Debentures	29,250	29,250
Capital Lease Obligation	2,358	684
Long-term Borrowings	90,974	81,016

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$3,500	$30,000
Federal Funds Purchased	—	6,700
Repurchase Agreements	36,519	36,001
Short-term Borrowings	40,019	72,701

Total Borrowings	$130,993	$153,717

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2011	2010

Average Daily Balance During the Year	$34,243	$43,568
Average Interest Rate During the Year	0.31%	0.47%
Maximum Month-end Balance During the Year	$43,514	$58,393
Weighted Average Interest Rate at Year-end	0.25%	0.35%

At December 31, 2011 interest rates on the fixed rate long-term FHLB advances ranged from 2.12% to 7.22% with a weighted average rate of 3.32%. Of the $51.6 million, $40.0 million or 78% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 6 – FHLB Advances and Other Borrowings (continued)

The long-term borrowings shown above includes $3.0 million and $4.5 million outstanding on a term loan owed by the parent company as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, interest on the term loan is based upon 90-day LIBOR plus 3.00%. The term loan matures January 1, 2014. At December 31, 2011 and 2010, the parent company had a $5 million line of credit with no outstanding balance. The line of credit matures September 30, 2012. Interest on the line of credit is based upon 90-day LIBOR plus 3.00% and includes an unused commitment fee of 0.35%. The line of credit was renewed and extended in October 2011 and November 2010.

At December 31, 2011, the long-term borrowings shown above includes an aggregate of $29.3 million of indebtedness represented by subordinated debentures issued by the Company’s parent company in two separate transactions. A $10 million subordinated debenture issued by the parent company to another bank, bears interest based upon 90-day LIBOR plus 1.35%. This subordinated debenture matures on January 1, 2014. 40% of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2011. 60% of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2010. On April 30, 2009 the parent company issued $19.3 million principal amount of 8% redeemable subordinated debentures to the public. These debentures will mature in a single payment of principal on March 30, 2019. The Company has the right to redeem these debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board. The entire principal amount of these debentures was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2011 and 2010.

At December 31, 2011, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2012	$20,116
2013	21,543
2014	11,539
2015	42
2016	45
Thereafter	35,331
Total	$88,616

The Company assumed the obligations of junior subordinated debentures through the acquisition of American Community Bancorp, Inc. The junior subordinated debentures were issued to ACB Capital Trust I and ACB Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I and ACB Trust II. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $4,476 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2011. As a result of the acquisition of American Community these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

			Carrying
	Date of	Issuance	Amount at		Rate as of	Maturity
	Issuance	Amount	December 31, 2011	Variable Rate	December 31, 2011	Date

ACB Trust I	5/6/2005	$5,155	$3,002	90 day LIBOR + 2.15%	2.73%	May 2035
ACB Trust II	7/15/2005	3,093	1,722	90 day LIBOR + 1.85%	2.35%	July 2035

See also Note 4 regarding the capital lease obligation.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – Shareholders’ Equity

The Company and affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of December 31, 2011, the Company and Bank meet all capital adequacy requirements to which they are subject.

The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At December 31, 2011, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$177,303	13.52%	$104,883	8.00%	N/A	N/A
Bank	158,522	12.14	104,462	8.00	$130,577	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$138,741	10.58%	$52,442	4.00%	N/A	N/A
Bank	143,210	10.97	52,231	4.00	$78,346	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$138,741	7.46%	$74,436	4.00%	N/A	N/A
Bank	143,210	7.72	74,160	4.00	$92,700	5.00%

At December 31, 2010, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$142,981	14.18%	$80,682	8.00%	N/A	N/A
Bank	131,969	13.19	80,013	8.00	$100,016	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$104,628	10.37%	$40,341	4.00%	N/A	N/A
Bank	119,457	11.94	40,006	4.00	$60,010	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$104,628	7.61%	$54,990	4.00%	N/A	N/A
Bank	119,457	8.74	54,643	4.00	$68,304	5.00%

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – Shareholders’ Equity (continued)

The Company and the affiliate bank at year-end 2011 and 2010 were categorized as well-capitalized. There have been no conditions or events that management believes have changed the classification of the Company or affiliate bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the affiliate bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2011, the affiliate bank had $22,700 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2011, the Company has reserved 611,548 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

Stock Options

Options may be designated as “incentive stock options” under the Internal Revenue Code of 1986, or as nonqualified options. While the date after which options are first exercisable is determined by the appropriate committee of the Board of Directors of the Company or, in the case of options granted to directors, by the Board of Directors, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the plans must be no less than the fair market value of the Common Stock on the date of the grant.

The plans authorize an optionee to pay the exercise price of options in cash or in common shares of the Company or in some combination of cash and common shares. An optionee may tender already-owned common shares to the Company in exercise of an option. Certain of these plans authorize an optionee to surrender the value of an unexercised option in payment of an equivalent amount of the exercise price of the option. The Company typically issues authorized but unissued common shares upon the exercise of options.

The following table presents activity for stock options under the Company’s equity incentive plan for 2011:

		Year Ended December 31, 2011
		Weighted	Weighted Average	Aggregate
	Number of	Average Price	Life of Options	Intrinsic
	Options	of Options	(in years)	Value

Outstanding at Beginning of Period	136,051	$16.86
Granted	—	—
Exercised	(6,942)	13.07
Forfeited	—	—
Expired	—	—
Outstanding & Exercisable at End of Period	129,109	$17.06	4.98	$153,204

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2011, 2010, and 2009:

	2011	2010	2009

Intrinsic Value of Options Exercised	$28	$46	$55
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$12	$19	$10
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

During 2011, 2010 and 2009, the Company granted no options, and accordingly, recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2011, 2010 and 2009 because all outstanding options were fully vested prior to 2007. As of December 31, 2011 and 2010, there was no unrecognized option expense as all outstanding options were fully vested.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – Shareholders’ Equity (continued)

Restricted Stock

During the periods presented, awards of long-term incentives were granted in the form of restricted stock, granted in tandem with cash credit entitlements(typically in the form of 50% restricted stock grants and 50% cash credit entitlements). The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 5 of the year of grant, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2011, 2010, and 2009:

	Year Ended	Year Ended	Year Ended
	12/31/2011	12/31/2010	12/31/2009

Restricted Stock Expense	$635	$405	$485
Cash Entitlement Expense	564	380	461
Tax Effect	(474)	(311)	(375)
Net of Tax	$725	$474	$571

There was no unrecognized expense associated with the restricted stock grants as of December 31, 2011 and 2010.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended
	December 31, 2011
		Weighted
	Restricted	Average Market
	Shares	Price at Grant

Outstanding at Beginning of Period	—	$—
Granted	38,753	16.54
Issued and Vested	(38,503)	16.53
Forfeited	(250)	18.42
Outstanding at End of Period	—	—

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

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan in 2011, 2010, and 2009 nor was there any unrecognized compensation expense as of December 31, 2011 and 2010 for the Employee Stock Purchase Plan.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – Shareholders’ Equity (continued)

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2011, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the years ended December 31, 2011 and 2010.

NOTE 8 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $717, $608, and $562 for 2011, 2010, and 2009, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $100 per covered individual for 2011 and $85 per covered individual for 2010 and 2009. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $1,620, $1,489, and $2,476 for 2011, 2010, and 2009, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,240 and $2,492 at December 31, 2011 and 2010. Deferred compensation expense was $183, $223, and $429 for 2011, 2010, and 2009, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company during 2008 and 2010. Accrued benefits payable as a result of the agreements totaled $456 and $544 at December 31, 2011 and 2010, respectively. Expense associated with these agreements totaled $72 and $135 during 2011 and 2010, respectively. The benefits under the agreements will be paid through 2017.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company’s plan as of December 31, 2011 and 2010 was as follows:

Changes in Benefit Obligation:	2011	2010
Obligation at Beginning of Year	$712	$674
Interest Cost	32	34
Benefits Paid	(33)	(38)
Actuarial (Gain) Loss	23	42
Obligation at End of Year	734	712

Changes in Plan Assets:
Fair Value at Beginning of Year	319	289
Actual Return on Plan Assets	1	1
Employer Contributions	66	67
Benefits Paid	(33)	(38)
Fair Value at End of Year	353	319

Funded Status:

Funded Status at End of Year	$(381)	$(393)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

Net Loss (Gain)	$280	$287
Prior Service Cost	14	15
	$294	$302

The accumulated benefit obligation was $734 and $712 at year-end 2011 and 2010, respectively.

Because the plan has been suspended, the projected benefit obligation and accumulated benefit obligation are the same. The accumulated benefit obligation for the defined benefit pension plan exceeds the fair value of the assets included in the plan.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2011	2010	2009
Interest Cost	$32	$34	$36
Expected Return on Assets	(2)	(3)	(7)
Amortization of Transition Amount	—	—	—
Amortization of Prior Service Cost	1	(3)	(3)
Recognition of Net Loss	31	25	16
Net Periodic Benefit Cost	$62	$53	$42

Net Loss During the Period	24	43	91
Amortization of Unrecognized Loss	(30)	(25)	(16)
Amortization of Transition Cost	—	—	—
Amortization of Prior Service Cost	(1)	3	3
Total Recognized in Other Comprehensive Income	(7)	21	78

Total Recognized in Net Periodic Benefit Cost and Other
Comprehensive Income	$55	$74	$120

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Employee Benefit Plans (continued)

The estimated net loss, prior service costs, and net transition obligation (asset) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $30, $2, and $0, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2011	2010	2009
Discount Rate	3.75%	4.60%	5.29%
Rate of Compensation Increase (1)	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic pension cost:

	2011	2010	2009
Discount Rate	4.60%	5.29%	6.17%
Expected Return on Plan Assets	0.50%	1.00%	2.20%
Rate of Compensation Increase (1)	N/A	N/A	N/A

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

The expected return on plan assets was determined based upon rates that are expected to be available for future reinvestment of earnings and maturing investments along with consideration given to the current mix of plan assets.

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2011 and 2010 and target allocation for 2012 by asset category are as follows:

	Target	Percentage of Plan Assets
	Allocation	at Year-end
Asset Category	2012	2011	2010

Cash	30%	28%	38%
Certificates of Deposit	70%	72%	62%
Total	100%	100%	100%

Plan benefits are suspended. Therefore, the Company has invested predominantly in relatively short-term investments over the past two years. No significant changes to investing strategies are anticipated.

Fair Value of Plan Assets

Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Since plan assets consist of cash and certificates of deposit, there are no estimates or assumptions applied to determine fair value.

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

Changes in Accumulated Postretirement Benefits Obligations

	2011	2010
Obligation at the Beginning of Year	$560	$446
Unrecognized Loss (Gain)	57	107

Components of Net Periodic Postretirement Benefit Cost
Service Cost	28	19
Interest Cost	25	26

Net Expected Benefit Payments	(46)	(38)
Obligation at End of Year	$624	$560

Components of Postretirement Benefit Expense

	2011	2010
Service Cost	$28	$19
Interest Cost	25	26
Net Postretirement Benefit Expense	53	45

Net Gain During Period Recognized in Other Comprehensive Income	—	—

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$53	$45

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:

	2011	2010	2009
Discount Rate	3.98%	4.72%	6.00%

Assumed Health Care Cost Trend Rates at Year-end:

	2011	2010
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2018	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on Total of Service and Interest Cost	$4	$(4)
Effect on Postretirement Benefit Obligation	$39	$(35)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Employee Benefit Plans (continued)

Pension and Other Benefit Plans

Contributions

The Company expects to contribute $80 to its defined benefit pension plan and $35 to its postretirement medical and life insurance plan in 2012.

Estimated Future Benefits

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension	Postretirement
Year	Benefits	Benefits
2012	$46	$35
2013	106	44
2014	39	46
2015	50	52
2016	111	51
2017-2021	232	352

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Income Taxes

The provision for income taxes consists of the following:	2011	2010	2009

Current Federal	$3,333	$6,147	$4,424
Current State	184	480	25
Deferred Federal	4,241	(686)	(192)
Deferred State	(32)	(318)	(244)
Total	$7,726	$5,623	$4,013

Income tax expense is reconciled to the 35% statutory rate applied to the pre-tax income for 2011 and 2010 in the table below. Income tax expense is reconciled to the 34% statutory rate applied to pre-tax income for 2009 in the table below:

	2011	2010	2009

Statutory Rate Times Pre-tax Income	$9,791	$6,660	$5,518
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(780)	(533)	(512)
State Income Tax, Net of Federal Tax Effect	99	105	(145)
General Business Tax Credits	(370)	(365)	(466)
Dividends Received Deduction	—	—	(5)
Company Owned Life Insurance	(385)	(282)	(375)
Gain on American Community Bancorp, Inc. Stock	(366)	—	—
Other Differences	(263)	38	(2)
Total Income Taxes	$7,726	$5,623	$4,013

The net deferred tax liability at December 31 consists of the following:

	2011	2010
Deferred Tax Assets:
Allowance for Loan Losses	$5,596	$4,784
Deferred Compensation and Employee Benefits	1,355	1,458
Other-than-temporary Impairment	443	399
Accrued Expenses	705	636
Business Combination Fair Value Adjustments	985	18
Pension and Postretirement Plans	149	125
Other Real Estate Owned	100	48
Intangibles	—	42
General Business Tax Credits	25	—
Net Operating Loss Carryforward	72	—
Other	340	189
Total Deferred Tax Assets	9,770	7,699
Deferred Tax Liabilities:
Depreciation	(1,520)	(141)
Leasing Activities, Net	(7,612)	(4,037)
General Business Tax Credits	—	(270)
Unrealized Appreciation on Securities	(5,949)	(2,821)
FHLB Stock Dividends	(333)	(388)
Prepaid Expenses	(431)	(410)
Intangibles	(861)	—
Deferred Loan Fees	(350)	—
Other	(181)	(164)
Total Deferred Tax Liabilities	(17,237)	(8,231)
Valuation Allowance	(45)	(45)
Net Deferred Tax Liability	$(7,512)	$(577)

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

Retained earnings at December 31, 2011, include approximately $2,995 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2011 was approximately $1,048.

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2011, 2010, and 2009, and did not recognize any increase in unrecognized benefits during 2011 relative to any tax positions taken in 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2011, 2010, and 2009. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2007. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2006.

NOTE 10 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2011	2010	2009

Basic Earnings per Share:
Net Income	$20,249	$13,405	$12,218
Weighted Average Shares Outstanding	12,581,646	11,098,836	11,065,917

Basic Earnings per Share	$1.61	$1.21	$1.10

Diluted Earnings per Share:
Net Income	$20,249	$13,405	$12,218

Weighted Average Shares Outstanding	12,581,646	11,098,836	11,065,917
Stock Options, Net	6,102	6,051	3,071
Diluted Weighted Average Shares Outstanding	12,587,748	11,104,887	11,068,988

Diluted Earnings per Share	$1.61	$1.21	$1.10

Stock options for 89,276, 99,276, and 117,898 shares of common stock were not considered in computing diluted earnings per common share for 2011, 2010, and 2009, respectively, because they were anti-dilutive.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2011, 2010, and 2009 was $413, $385, and $316, respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments for premises and equipment at year end 2011:

2012	$432
2013	374
2014	309
2015	266
2016	207
Thereafter	924
Total	$2,512

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2011		2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to Fund Loans:
Consumer Lines	$3,498	$126,807	$5,041	$107,602
Commercial Operating Lines	5,341	179,790	6,082	130,780
Residential Mortgages	30,459	489	16,922	110
Total Commitments to Fund Loans	$39,298	$307,086	$28,045	$238,492

Commitments to Sell Loans	$55,098	$—	$30,413	$—

Standby Letters of Credit	$850	$4,559	$1,185	$4,560

The fixed rate commitments to fund loans have interest rates ranging from 2.0% to 18.0% and maturities ranging from less than 1 year to 15 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

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

Impaired Loans: Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sale and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$6,422	$—	$6,422	$—
Corporate Securities	1,005	—	—	1,005
Obligations of State and Political Subdivisions	64,799	—	60,027	4,772
Mortgage-backed Securities - Residential	443,934	—	443,934	—
Equity Securities	684	331	—	353
Total Securities	$516,844	$331	$510,383	$6,130

Loans Held-for-Sale	$21,485	$—	$21,485	$—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	32,178	—	32,178	—
Mortgage-backed Securities – Residential	311,066	—	311,066	—
Equity Securities	3,503	3,150	—	353
Total Securities	$346,747	$3,150	$343,244	$353

Loans Held-for-Sale	$11,850	$—	$11,850	$—

There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2011 and 2010. At December 31, 2011, the aggregate fair value of the Loans Held-for-Sale was $21,485, aggregate contractual principal balance was $21,225 with a difference of $260. At December 31, 2010, the aggregate fair value of the Loans Held-for-Sale was $11,850, aggregate contractual principal balance was $11,736 with a difference of $114.

The table below presents a reconciliation and income statement classification of gains and losses for equity securities that do not have readily determinable fair values and are evaluated for impairment on a periodic basis. Additionally, in 2011 the Company transferred in non-rated municipal bond investments totaling $4,772 and a corporate bond totaling $1,005 which were purchased in the American Community acquisition that were deemed to be Level 3. Level 3 Equity Securities were unchanged for 2011. These assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

	2011	2010

Balance of Recurring Level 3 Assets at January 1	$353	$353
Sale of Securities	—	—
Other-than-temporary Impairment Charges Recognized through Net Income	—	—
Transfers In or Out of Level 3	5,777	—
Ending Balance, December 31	$6,130	$353

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$2,035	$—	$—	$2,035
Commercial Real Estate Loans	2,783	—	—	2,783
Other Real Estate
Commercial Real Estate	250	—	—	250
Residential	—	—	—	—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$1,451	$—	$—	$1,451
Commercial Real Estate Loans	7,868	—	—	7,868
Other Real Estate
Commercial Real Estate	400	—	—	400
Residential	60	—	—	60

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,729 with a valuation allowance of $4,911, resulting in an additional provision for loan losses of $4,226 for the year ended December 31, 2011. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,902 with a valuation allowance of $4,583, resulting in an additional provision for loan losses of $4,036 for the year ended December 31, 2010.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $250 at December 31, 2011. A charge to earnings through Other Operating Income of $150 was included in the year ended December 31, 2011. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying amount of $460 at December 31, 2010. A charge to earnings through Other Operating Income of $119 was included in the year ended December 31, 2010.

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

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and Short-term Investments	$67,089	$67,089	$19,271	$19,271
Securities Held-to-Maturity	690	697	1,604	1,613
FHLB Stock and Other Restricted Stock	8,340	N/A	9,207	N/A
Loans, Net	1,100,863	1,111,532	894,600	894,463
Accrued Interest Receivable	7,793	7,793	6,687	6,687
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,181,919)	(1,181,919)	(725,736)	(725,736)
Other Time Deposits	(374,279)	(380,584)	(361,550)	(363,274)
Short-term Borrowings	(40,019)	(40,019)	(72,701)	(72,701)
Long-term Debt	(90,974)	(96,047)	(81,016)	(86,714)
Accrued Interest Payable	(1,884)	(1,884)	(2,281)	(2,281)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—
Standby Letters of Credit	—	—	—	—
Commitments to Sell Loans	—	—	—	—

The fair value for cash and short-term investments and accrued interest receivable is estimated to be equal to their carrying value. The fair values of securities held to maturity are based on quoted market prices or dealer quotes, if available, or by using quoted market prices for similar instruments. The fair value of loans are estimated by discounting future cash flows using the current rates at which similar loans would be made for the average remaining maturities. It was not practicable to determine the fair value of FHLB stock and other restricted stock due to restrictions placed on its transferability. The fair value of demand deposits, savings accounts, money market deposits, short-term borrowings and accrued interest payable is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits and long-term borrowings are estimated using the rates currently offered on these instruments for similar remaining maturities. Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not significant. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At December 31, 2011 and 2010, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Segment Information (continued)

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 34 retail banking offices at December 31, 2011. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Year ended December 31, 2011

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$66,099	$16	$22	$(2,156)	$63,981
Net Gains on Sales of Loans	2,381	—	—	—	2,381
Net Gain (Loss) on Securities	2,089	—	—	935	3,024
Trust and Investment Product Fees	3	2,147	—	(5)	2,145
Insurance Revenues	67	13	5,755	(16)	5,819
Noncash Items:
Provision for Loan Losses	6,800	—	—	—	6,800
Depreciation and Amortization	4,481	26	482	150	5,139
Income Tax Expense (Benefit)	9,171	(353)	272	(1,364)	7,726
Segment Profit (Loss)	20,855	(545)	352	(413)	20,249
Segment Assets at December 31, 2011	1,875,417	11,801	7,948	(21,399)	1,873,767

Year ended December 31, 2010

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$50,460	$8	$27	$(1,824)	$48,671
Net Gains on Sales of Loans	2,160	—	—	—	2,160
Net Gain (Loss) on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	1,585	—	(5)	1,582
Insurance Revenues	61	26	5,282	(22)	5,347
Noncash Items:
Provision for Loan Losses	5,225	—	—	—	5,225
Depreciation and Amortization	2,865	29	826	—	3,720
Income Tax Expense (Benefit)	7,181	(259)	(56)	(1,243)	5,623
Segment Profit (Loss)	15,325	(385)	(130)	(1,405)	13,405
Segment Assets at December 31, 2010	1,368,348	2,193	8,426	(3,079)	1,375,888

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Segment Information (continued)

Year ended December 31, 2009

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals

Net Interest Income	$45,825	$13	$59	$(1,384)	$44,513
Net Gains on Sales of Loans	1,760	—	—	—	1,760
Net Gain (Loss) on Securities	—	—	—	(423)	(423)
Trust and Investment Product Fees	4	1,617	—	(4)	1,617
Insurance Revenues	82	18	5,241	(45)	5,296
Noncash Items:
Provision for Loan Losses	3,750	—	—	—	3,750
Depreciation and Amortization	2,727	27	934	—	3,688
Income Tax Expense (Benefit)	5,298	15	(29)	(1,271)	4,013
Segment Profit (Loss)	13,140	20	(44)	(898)	12,218
Segment Assets at December 31, 2009	1,236,745	2,182	8,432	(4,394)	1,242,965

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Cash	$21,822	$8,381
Securities Available-for-Sale, at Fair Value	684	3,503
Investment in Subsidiary Bank	176,707	135,879
Investment in Non-banking Subsidiaries	2,980	3,488
Other Assets	5,357	7,019
Total Assets	$207,550	$158,270

LIABILITIES
Borrowings	$36,974	$33,750
Other Liabilities	2,966	2,986
Total Liabilities	39,940	36,736

SHAREHOLDERS’ EQUITY
Common Stock	12,594	11,105
Additional Paid-in Capital	95,039	69,297
Retained Earnings	49,434	36,232
Accumulated Other Comprehensive Income	10,543	4,900
Total Shareholders’ Equity	167,610	121,534
Total Liabilities and Shareholders’ Equity	$207,550	$158,270

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
INCOME	2011	2010	2009
Dividends from Subsidiaries
Bank	$22,500	$14,000	$8,000
Non-bank	1,350	—	—
Interest Income	38	30	57
Net Gain (Loss) on Securities	935	—	(423)
Other Income	71	76	119
Total Income	24,894	14,106	7,753

EXPENSES
Salaries and Employee Benefits	444	420	364
Professional Fees	379	842	342
Occupancy and Equipment Expense	8	8	7
Interest Expense	2,239	1,878	1,459
Other Expenses	357	281	292
Total Expenses	3,427	3,429	2,464
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	21,467	10,677	5,289
Income Tax Benefit	1,364	1,178	1,237
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	22,831	11,855	6,526
Equity in Undistributed (Excess Distributed) Income of Subsidiaries	(2,582)	1,550	5,692
NET INCOME	20,249	13,405	12,218

Other Comprehensive Income:
Unrealized Gain on Securities, Net	5,677	474	1,908
Changes in Unrecognized Amounts in Pension	4	(13)	(47)
Changes in Unrecognized Loss on Postretirement Benefit Obligation	(38)	(176)	—
TOTAL COMPREHENSIVE INCOME	$25,892	$13,690	$14,079

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$20,249	$13,405	$12,218
Adjustments to Reconcile Net Income to Net Cash from Operations
Loss (Gain) on Securities, Net	(935)	—	423
Change in Other Assets	3,656	(1,995)	(963)
Change in Other Liabilities	(2,179)	612	325
Equity Based Compensation	635	405	485
Excess Tax Benefit from Restricted Share Grant	(37)	(99)	—
Equity in Excess Distributed (Undistributed) Income of Subsidiaries	2,582	(1,550)	(5,692)
Net Cash from Operating Activities	23,971	10,778	6,796
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	—	—	(15,000)
Proceeds from Sales, Redemptions of Securities Available-for-Sale	—	400	379
Acquire Banking Entities	(1,995)	—	—
Net Cash from Investing Activities	(1,995)	400	(14,621)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Short-term Borrowings	—	—	—
Advances in Long-term Debt	—	—	19,250
Repayment of Long-term Debt	(1,500)	(1,500)	(1,500)
Income Tax Benefit from Restricted Share Grant	37	99	—
Employee Stock Purchase Plan	(25)	(30)	(2)
Dividends Paid	(7,047)	(6,214)	(6,196)
Net Cash from Financing Activities	(8,535)	(7,645)	11,552
Net Change in Cash and Cash Equivalents	13,441	3,533	3,727
Cash and Cash Equivalents at Beginning of Year	8,381	4,848	1,121
Cash and Cash Equivalents at End of Year	$21,822	$8,381	$4,848

NOTE 16 – Business Combinations, Goodwill and Intangible Assets

Business Combinations

Effective January 1, 2011, the Company acquired American Community Bancorp, Inc., and its subsidiaries, including the Bank of Evansville, pursuant to an Agreement and Plan of Reorganization dated October 4, 2010, as amended. The acquisition was accomplished by the merger of American Community into the German American Bancorp, Inc., immediately followed by the merger of Bank of Evansville into German American Bancorp, Inc.’s bank subsidiary (German American Bancorp). The Bank of Evansville operated three banking offices in Evansville, Indiana. American Community’s consolidated assets and equity (unaudited) as of December 31, 2010 totaled $340.3 million and $18.4 million, respectively, and its consolidated net income (loss) (unaudited) totaled ($632) for the year ended December 31, 2010. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the December 31, 2011 financial statements as such.

In accordance with ASC 805, the Company has expensed approximately $507 of direct acquisition costs and recorded $9.0 million of goodwill and $3.7 million of intangible assets. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 6 years. For tax purposes, goodwill totaling $9.0 million is non-deductible. The following table summarizes the fair value of the total consideration transferred as a part of the American Community acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Business Combinations, Goodwill and Intangible Assets (continued)

January 1, 2011

Consideration
Cash for Options & Warrants and Fractional Shares	$2,042
Equity Instruments	29,344

Fair Value of Total Consideration Transferred	$31,386

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

Cash	$6,621
Federal Funds Sold and Other Short-term Investments	51,201
Interest-bearing Time Deposits with Banks	12,284
Securities	29,441
Loans	218,926
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	1,350
Premises, Furniture & Equipment	9,397
Other Real Estate	1,155
Core Deposit Intangible	3,678
Company Owned Life Insurance	3,334
Accrued Interest Receivable & Other Assets	5,077
Deposits	(302,742)
FHLB Advances and Other Borrowings	(14,762)
Accrued Interest Payable and Other Liabilities	(2,604)

Total Identifiable Net Assets	$22,356

Goodwill	$9,030

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2010 after giving effect to certain adjustments. The unaudited pro forma information for the year ended December 31, 2010, includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Business Combinations, Goodwill and Intangible Assets (continued)

	Unaudited	Unaudited
	Pro forma	Pro forma
	Year Ended	Year Ended
	12/31/2011	12/31/2010

Net Interest Income	$63,981	$60,158
Non-interest Income	20,531	17,489
Total Revenue	84,512	77,647
Provision for Loan Losses Expense	6,800	5,225
Non-interest Expense	49,199	51,111
Income Before Income Taxes	28,513	21,311
Income Tax Expense	8,353	6,842
Net Income	20,160	14,469

Basic Earnings Per Share and Diluted Earnings Per Share	$1.60	$1.15

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2011, 2010, and 2009 were classified as follows:

	2011	2010	2009

Beginning of Year	$9,835	$9,655	$9,655
Acquired Goodwill	9,030	180	—
Impairment	—	—	—
End of Year	$18,865	$9,835	$9,655

Of the $18,865 carrying amount of goodwill, $17,533 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2011. Of the $9,835 carrying amount of goodwill, $8,503 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2010. Of the $9,655 carrying amount of goodwill, $8,323 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2009.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2011, the Company’s reporting units had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:	2011
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$6,952	$3,346
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	4,459
Total	$12,408	$8,062

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Business Combinations, Goodwill and Intangible Assets (continued)

	2010
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$3,275	$1,727
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	4,123
Total	$8,731	$6,107

Amortization Expense was $1,956, $898, and $909 for 2011, 2010, and 2009.

Estimated amortization expense for each of the next five years is as follows:

2012	$1,655
2013	1,284
2014	774
2015	379
2016	152

NOTE 17 – Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2011	2010	2009
Unrealized Holding Gains on Securities Available-for-Sale	$11,829	$891	$2,437
Reclassification Adjustments for (Gains) Losses Later Realized in Income	(3,024)	—	423
Net Unrealized Gains	8,805	891	2,860
Amortization of Amounts Included in Net Periodic Pension Costs	31	22	13
Unrecognized Loss on Pension	(24)	(43)	(91)
Unrecognized Gain (Loss) on Postretirement Benefits	(64)	(293)	—
Tax Effect	(3,105)	(292)	(921)
Other Comprehensive Income	$5,643	$285	$1,861

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	At	Period	at
	12/31/2010	Change	12/31/2011
Unrealized Gains on Securities Available-for-Sale	$5,090	$5,677	$10,767
Unrecognized Gain (Loss) on Pension Benefits	(188)	4	(184)
Unrecognized Gain (Loss) on Postretirement Benefits	(2)	(38)	(40)
Total	$4,900	$5,643	$10,543

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2011
First Quarter	$19,519	$15,107	$4,645	$0.37	$0.37
Second Quarter	20,521	16,264	4,864	0.39	0.39
Third Quarter	20,105	16,203	5,167	0.41	0.41
Fourth Quarter	20,016	16,407	5,573	0.44	0.44

2010
First Quarter	$15,583	$11,649	$3,251	$0.29	$0.29
Second Quarter	15,941	11,915	3,408	0.31	0.31
Third Quarter	16,355	12,477	3,594	0.32	0.32
Fourth Quarter	16,314	12,630	3,152	0.28	0.28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report is included in Item 8. Financial Statements and Supplementary Data of this Report under the heading, Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2012, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2012 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2012 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification. The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2012 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

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

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees. There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2011.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2012 Proxy Statement of the Company, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2012 Proxy Statement of the Company, which sections are incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan. Each of these four plans was approved by the requisite vote of the Company's common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above. The following table sets forth information regarding these plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	129,109	(a)	$17.06	899,198	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	129,109		$17.06	899,198

(a)	Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2012 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2011 during the plan year that commenced in August 2011. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2012, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)	Represents 462,204 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 436,994 shares that were available for grant or issuance at December 31, 2011 under the 2009 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following: (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company's shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 7 to the consolidated financial statements in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2012 Proxy Statement of the Company, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2012 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following items are included in Item 8 of this Report:

Page #

German American Bancorp, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets at December 31, 2011 and 2010	39

Consolidated Statements of Income and Comprehensive Income, years ended December 31, 2011, 2010, and 2009	40

Consolidated Statements of Changes in Shareholders’ Equity, years ended December 31, 2011, 2010, and 2009	41

Consolidated Statements of Cash Flows, years ended December 31, 2011, 2010, and 2009	42

Notes to the Consolidated Financial Statements	43-81

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 9, 2012	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 9, 2012	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Date:	March 9, 2012	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 9, 2012	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 9, 2012	By/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 9, 2012	By/s/Richard E. Forbes
Richard E. Forbes, Director

Date:	March 9, 2012	By/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 9, 2012	By/s/J. David Lett
J. David Lett, Director

Date:	March 9, 2012	By/s/Gene C. Mehne
Gene C. Mehne, Director

Date:	March 9, 2012	By/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 9, 2012	By/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 9, 2012	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 9, 2012	By/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and
Chief Financial Officer (principal accounting officer and principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description
2.1	Branch Purchase Agreement between German American Bancorp, as Buyer, Farmers State Bank of Alto Pass, Ill., as Seller, and Farmers State Holding Corp., as the Seller Affiliate, dated February 17, 2010. The copy of this exhibit filed as Exhibit 2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 is incorporated herein by reference.
2.2	Bill of Sale and Assignment between German American Bancorp, as Buyer, and Farmers State Bank of Alto Pass, Ill., as Seller, dated May 7, 2010. The copy of this exhibit filed as Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.
2.3	Assignment and Assumption Agreement between German American Bancorp, as Assignee, and Farmers State Bank of Alto Pass, Ill., as Assignor, dated May 7, 2010. The copy of this exhibit filed as Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.
2.4	Limited Warranty Deed granted by Farmers State Bank of Alto Pass, Ill., to German American Bancorp, dated May 7, 2010. The copy of this exhibit filed as Exhibit 2.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.
2.5	Agreement and Plan of Reorganization by and among the Registrant, American Community Bancorp, Inc., Bank of Evansville, and German American Bancorp, dated October 4, 2010, as amended by First Amendment of Agreement and Plan of Reorganization dated October 27, 2010. The copy of this exhibit included as Annex A to the proxy statement/prospectus included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed November 15, 2010 (File No. 333-170068) is incorporated herein by reference. Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.
3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on 8-K filed July 1, 2011.
3.2	Restated Bylaws of German American Bancorp, Inc., as amended and restated July 27, 2009. The copy of this exhibit filed as Exhibit 3 to the current report on Form 8-K of the Registrant filed July 31, 2009 is incorporated herein by reference.
4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.
4.2	Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on 8-K filed July 1, 2011.

4.3	Indenture dated as of April 30, 2009 by and between Wells Fargo Bank, N.A. and German American Bancorp, Inc., including Exhibit A thereto the form of the certificate for the 8% redeemable subordinated debentures due 2019 issued thereunder. This exhibit is incorporated by reference from Exhibit 4 to the Registrant’s Current Report on Form 8-K filed May 4, 2009.
4.4	Specimen stock certificate for Common Shares of the Registrant is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2010.
10.1*	The Registrant’s 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed October 14, 1998.
10.2*	Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by former director George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors, some of whom remain directors of the Registrant). The schedule following such Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as such Exhibit 10.4.
10.3*	The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008 is incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.4*	Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.5*	Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.6*	First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.7*	Form of Employee Stock Option Agreement (new grant, five-year expiration, five year 20% vesting) typically issued during 2005 and prior periods to executive officers and other key employees as incentives, is incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.8*	Form of Employee Stock Option Agreement (Replacement Grant) typically issued during 2005 and prior periods to persons who exercise other stock options using common shares as payment for the exercise price (one year vesting), is incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.9*	Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes), is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.10*	Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes), is incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.11*	Description of Director Compensation Arrangements for the 12 month period ending at the 2010 Annual Meeting of Shareholders is incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.12*	Description of Director Compensation Arrangements for the 12 month period ending at the 2011 Annual Reorganizational Meeting of the Board of Directors is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2011.
10.13*	Description of Director Compensation Arrangements for the 12 month period ending at 2012 Annual Reorganization Meeting of the Board of Directors is incorporated by reference from the description included in Exhibit 10.1 to the Registrant’s Quarterly Report for the quarter ended June 30, 2011.
10.14*	Description of Executive Management Incentive Plan for 2009 (awards payable in 2010) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 28, 2009, and by reference to the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 5, 2010 (as amended by Registrant’s Current Report on Form 8-K filed March 31, 2010).
10.15*	Description of Executive Management Incentive Plan for 2010 (awards payable in 2011) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 5, 2010.
10.16*	Description of Executive Management Incentive Plan for 2011 (awards payable in 2012) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 5, 2011.
10.17*	Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust, as amended by a First Amendment between Bradley M. Rust and the Registrant dated December 30, 2008, is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report for the year ended December 31, 2009.
10.18*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 2009 Long-Term Equity Incentive Plan.
10.19*+	Resolutions of Stock Option Committee of Board of Directors of the Registrant amending outstanding stock options by accelerating in full all vesting periods and exercise date restrictions and terminating replacement stock option privileges in connection with future option exercises, adopted by written consent effective December 29, 2005.
10.20+	Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc.
10.21+	Agreed Upon Terms and Procedures dated December 29, 2006, executed and delivered by German American Bancorp, Inc. to JPMorgan Chase Bank, N.A..

10.22	Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc., dated September 28, 2007, is incorporated by reference from Exhibit 99 to the Registrant's Current Report on 8-K filed October 1, 2007.
10.23	Second Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., dated September 30, 2008, is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.24	Third Amendment dated March 20, 2009, to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., is incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.25	Fourth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 10, 2009, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc. is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed December 15, 2009.
10.26	Fifth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of November 23, 2010, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc. is incorporated by reference from Exhibit 99 to the Registrant's Current Report on Form 8-K filed November 29, 2010.
10.27+	Sixth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of October 31, 2011, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc.
10.28*	German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.
10.29*	German American Bancorp, Inc., 2009 Employee Stock Purchase Plan. This exhibit is incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.
10.30	Agreement and Plan of Reorganization by and among the Registrant, American Community Bancorp, Inc., Bank of Evansville, and German American Bancorp, dated October 4, 2010, as amended by First Amendment of Agreement and Plan of Reorganization dated October 27, 2010. The copy of this exhibit included as Annex A to the proxy statement/prospectus included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed November 15, 2010 (File No. 333-170068) is incorporated herein by reference.
21+	Subsidiaries of the Registrant
23+	Consent of Crowe Horwath LLP
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President (Principal Financial Officer).
32.1+	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.

32.2+	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President (Principal Financial Officer).

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

+ Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits) are indicated by a plus sign.

GERMAN AMERICAN BANCORP, INC. WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2012 A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT. SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, INC., ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.

