Form 10-Q
period 2012-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2012-05-09
CIK 714395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Shares, no par value	12,627,243

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2011, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

2

*****

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands except share and per share data)

	March 31,	December 31,
	2012	2011

ASSETS
Cash and Due from Banks	$26,365	$28,366
Federal Funds Sold and Other Short-term Investments	86,630	32,737
Cash and Cash Equivalents	112,995	61,103

Interest-bearing Time Deposits with Banks	4,977	5,986
Securities Available-for-Sale, at Fair Value	585,788	516,844
Securities Held-to-Maturity, at Cost (Fair value of $351 and $697 on March 31, 2012 and December 31, 2011, respectively)	346	690

Loans Held-for-Sale, at Fair Value	12,679	21,485

Loans	1,096,556	1,123,549
Less: Unearned Income	(2,845)	(2,556)
Allowance for Loan Losses	(15,766)	(15,312)
Loans, Net	1,077,945	1,105,681

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	8,340
Premises, Furniture and Equipment, Net	36,765	37,706
Other Real Estate	2,971	2,343
Goodwill	18,865	18,865
Intangible Assets	3,905	4,346
Company Owned Life Insurance	29,503	29,263
Accrued Interest Receivable and Other Assets	15,451	61,115
TOTAL ASSETS	$1,910,530	$1,873,767

LIABILITIES
Non-interest-bearing Demand Deposits	$298,555	$282,335
Interest-bearing Demand, Savings, and Money Market Accounts	942,435	899,584
Time Deposits	363,865	374,279
Total Deposits	1,604,855	1,556,198

FHLB Advances and Other Borrowings	115,170	130,993
Accrued Interest Payable and Other Liabilities	18,409	18,966
TOTAL LIABILITIES	1,738,434	1,706,157

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,627	12,594
Additional Paid-in Capital	95,178	95,039
Retained Earnings	53,273	49,434
Accumulated Other Comprehensive Income	11,018	10,543
TOTAL SHAREHOLDERS’ EQUITY	172,096	167,610
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,910,530	$1,873,767
End of period shares issued and outstanding	12,627,365	12,594,258

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME
Interest and Fees on Loans	$15,785	$16,241
Interest on Federal Funds Sold and Other Short-term Investments	33	65
Interest and Dividends on Securities:
Taxable	3,326	2,844
Non-taxable	583	369
TOTAL INTEREST INCOME	19,727	19,519

INTEREST EXPENSE
Interest on Deposits	2,046	3,393
Interest on FHLB Advances and Other Borrowings	1,069	1,019
TOTAL INTEREST EXPENSE	3,115	4,412

NET INTEREST INCOME	16,612	15,107
Provision for Loan Losses	690	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,922	13,807

NON-INTEREST INCOME
Trust and Investment Product Fees	696	464
Service Charges on Deposit Accounts	935	941
Insurance Revenues	1,391	2,049
Company Owned Life Insurance	244	353
Interchange Fee Income	431	353
Other Operating Income	373	400
Net Gains on Sales of Loans	713	409
Net Gain on Securities	18	1,045
TOTAL NON-INTEREST INCOME	4,801	6,014

NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,320	7,401
Occupancy Expense	1,092	1,050
Furniture and Equipment Expense	680	805
FDIC Premiums	297	514
Data Processing Fees	114	1,105
Professional Fees	605	605
Advertising and Promotion	373	303
Intangible Amortization	442	517
Other Operating Expenses	1,670	1,570
TOTAL NON-INTEREST EXPENSE	12,593	13,870

Income before Income Taxes	8,130	5,951
Income Tax Expense	2,528	1,306
NET INCOME	$5,602	$4,645

Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for-Sale, Net	475	188
Total Other Comprehensive Income	$475	$188

COMPREHENSIVE INCOME	$6,077	$4,833

Basic Earnings Per Share and Diluted Earnings Per Share	$0.44	$0.37
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,602	$4,645
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,117	429
Depreciation and Amortization	1,256	1,326
Loans Originated for Sale	(45,416)	(23,620)
Proceeds from Sales of Loans Held-for-Sale	54,996	33,017
Provision for Loan Losses	690	1,300
Gain on Sale of Loans, net	(713)	(409)
Gain on Securities, net	(18)	(1,045)
Loss on Sales of Other Real Estate and Repossessed Assets	34	8
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(1)	5
Increase in Cash Surrender Value of Company Owned Life Insurance	(240)	(353)
Equity Based Compensation	168	153
Change in Assets and Liabilities:
Interest Receivable and Other Assets	3,118	5,423
Interest Payable and Other Liabilities	(803)	(1,620)
Net Cash from Operating Activities	19,790	19,259

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	995	1,890
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	29,328	20,331
Redemption of Federal Reserve Bank Stock	—	694
Proceeds from Sales of Securities Available-for-Sale	43,497	—
Purchase of Securities Available-for-Sale	(98,980)	(116,977)
Proceeds from Maturities of Securities Held-to-Maturity	344	161
Loans Made to Customers, net of Payments Received	26,265	38,868
Proceeds from Sales of Other Real Estate	118	532
Property and Equipment Expenditures	(538)	(1,063)
Proceeds from Sales of Property and Equipment	1	12
Acquisition of American Community Bancorp, Inc.	—	55,780
Net Cash from Investing Activities	1,030	228

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	48,671	95,002
Change in Short-term Borrowings	(15,798)	(52,696)
Repayments of Long-term Debt	(42)	(5,035)
Issuance of Common Stock	4	—
Dividends Paid	(1,763)	(1,758)
Net Cash from Financing Activities	31,072	35,513

Net Change in Cash and Cash Equivalents	51,892	55,000
Cash and Cash Equivalents at Beginning of Year	61,103	19,271
Cash and Cash Equivalents at End of Period	$112,995	$74,271

Cash Paid During the Period for
Interest	$3,617	$4,745
Income Taxes	—	410

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$781	$723
Accounts Receivable Transferred to Securities	(43,167)	—

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current year classifications. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2011 Annual Report on Form 10-K.

Note 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic Earnings per Share:
Net Income	$5,602	$4,645
Weighted Average Shares Outstanding	12,600,435	12,546,310
Basic Earnings per Share	$0.44	$0.37

Diluted Earnings per Share:
Net Income	$5,602	$4,645

Weighted Average Shares Outstanding	12,600,435	12,546,310
Potentially Dilutive Shares, Net	19,479	8,566
Diluted Weighted Average Shares Outstanding	12,619,914	12,554,876
Diluted Earnings per Share	$0.44	$0.37

Stock options for 89,275 shares of common stock were not considered in computing diluted earnings per share for the quarter ended March 31, 2011 because they were anti-dilutive.

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2012 and December 31, 2011, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value
March 31, 2012
U.S. Treasury and Agency Securities	$4,836	$67	$—	$4,903
Obligations of State and Political Subdivisions	61,961	4,047	(39)	65,969
Mortgage-backed Securities - Residential	500,870	13,396	(34)	514,232
Equity Securities	684	—	—	684
Total	$568,351	$17,510	$(73)	$585,788

December 31, 2011
U.S. Treasury and Agency Securities	$6,340	$82	$—	$6,422
Corporate Securities	1,003	2	—	1,005
Obligations of State and Political Subdivisions	60,606	4,195	(2)	64,799
Mortgage-backed Securities - Residential	431,495	12,529	(90)	443,934
Equity Securities	684	—	—	684
Total	$500,128	$16,808	$(92)	$516,844

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2012 and December 31, 2011, were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
March 31, 2012
Obligations of State and Political Subdivisions	$346	$5	$—	$351

December 31, 2011
Obligations of State and Political Subdivisions	$690	$7	$—	$697

The amortized cost and fair value of Securities at March 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$408	$412
Due after one year through five years	12,458	12,870
Due after five years through ten years	20,059	21,436
Due after ten years	33,872	36,154
Mortgage-backed Securities - Residential	500,870	514,232
Equity Securities	684	684
Totals	$568,351	$585,788

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	346	351
Due after five years through ten years	—	—
Due after ten years	—	—
Totals	$346	$351

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

Below is a summary of securities with unrealized losses as of March 31, 2012 and December 31, 2011, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At March 31, 2012:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	955	(39)	—	—	955	(39)
Mortgage-backed Securities - Residential	14,428	(34)	—	—	14,428	(34)
Equity Securities	—	—	—	—	—	—
Total	$15,383	$(73)	$—	$—	$15,383	$(73)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At December 31, 2011:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	203	(2)	—	—	203	(2)
Mortgage-backed Securities - Residential	39,947	(90)	—	—	39,947	(90)
Equity Securities	—	—	—	—	—	—
Total	$40,150	$(92)	$—	$—	$40,150	$(92)

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

The Company held a minority interest in American Community Bancorp, Inc., prior to the acquisition on January 1, 2011. For the three months ended March 31, 2011, the Company recognized a gain of $1.045 million on the stock held of American Community Bancorp, Inc. as a result of the acquisition.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 4 – Loans

Loans were comprised of the following classifications at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Commercial:
Commercial and Industrial Loans and Leases	$296,185	$293,172
Commercial Real Estate Loans	450,874	452,071
Agricultural Loans	147,295	167,693
Retail:
Home Equity Loans	74,273	77,070
Consumer Loans	42,161	47,409
Residential Mortgage Loans	85,768	86,134
Subtotal	1,096,556	1,123,549
Less: Unearned Income	(2,845)	(2,556)
Allowance for Loan Losses	(15,766)	(15,312)
Loans, net	$1,077,945	$1,105,681

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending March 31, 2012 and 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
March 31, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	961	58	(175)	(13)	46	79	(266)	690
Recoveries	45	19	—	1	31	2	—	98
Loans Charged-off	(39)	(140)	—	(42)	(71)	(42)	—	(334)
Ending Balance	$4,460	$9,234	$751	$204	$196	$441	$480	$15,766

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
March 31, 2011
Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	105	572	(96)	104	84	223	308	1,300
Recoveries	3	92	—	2	32	—	—	129
Loans Charged-off	(1)	(453)	—	(55)	(46)	(18)	—	(573)
Ending Balance	$3,820	$7,708	$654	$271	$432	$748	$540	$14,173

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2012 and December 31, 2011:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
March 31, 2012
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$5,618	$1,270	$4,348	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,071	3,190	4,809	751	204	196	441	480
Acquired with Deteriorated Credit Quality	77	—	77	—	—	—	—	—
Total Ending Allowance Balance	$15,766	$4,460	$9,234	$751	$204	$196	$441	$480

Loans:
Loans Individually Evaluated for Impairment	$14,985	$2,866	$12,119	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,073,319	292,474	428,821	149,428	74,513	42,156	85,927	—
Loans Acquired with Deteriorated Credit Quality	13,240	1,773	11,156	—	—	160	151	—
Total Ending Loans Balance (1)	$1,101,544	$297,113	$452,096	$149,428	$74,513	$42,316	$86,078	$—

(1) Total recorded investment in loans includes $4,988 in accrued interest.

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
December 31, 2011
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

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses as of March 31, 2012 and December 31, 2011:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
March 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$48	$46	$—
Commercial Real Estate Loans	5,191	5,125	—
Agricultural Loans	—	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,820	2,820	1,270
Commercial Real Estate Loans	7,239	7,071	4,425
Agricultural Loans	—	—	—
Total	$15,298	$15,062	$5,695

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,084	$1,066	$—
Commercial Real Estate Loans	5,959	5,894	—
Agricultural Loans	—	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,502	2,501	466
Commercial Real Estate Loans	7,400	7,230	4,445
Agricultural Loans	—	—	—
Total	$16,945	$16,691	$4,911

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses for the three month period ended March 31, 2012 and 2011:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
March 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$655	$1	$1
Commercial Real Estate Loans	5,550	4	4
Agricultural Loans	—	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,841	1	1
Commercial Real Estate Loans	7,283	6	4
Agricultural Loans	—	—	—
Total	$16,329	$12	$10

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
March 31, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$366	$1	$1
Commercial Real Estate Loans	2,773	3	3
Agricultural Loans	55	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,638	3	3
Commercial Real Estate Loans	12,030	30	30
Agricultural Loans	—	—	—
Total	$19,862	$37	$37

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

			Loans Past Due
			Over 90 Days
	Non-Accrual		& Still Accruing
	2012	2011	2012	2011

Commercial and Industrial Loans and Leases	$2,778	$3,471	$—	$—
Commercial Real Estate Loans	12,352	13,289	—	—
Agricultural Loans	—	—	208	—
Home Equity Loans	56	90	—	—
Consumer Loans	213	259	—	—
Residential Mortgage Loans	273	748	—	—
Total	$15,672	$17,857	$208	$—

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011:

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
March 31, 2012
Commercial and Industrial Loans and Leases	$297,113	$307	$37	$453	$797	$296,316
Commercial Real Estate Loans	452,096	705	—	5,306	6,011	446,085
Agricultural Loans	149,428	37	—	208	245	149,183
Home Equity Loans	74,513	55	8	55	118	74,395
Consumer Loans	42,316	381	43	42	466	41,850
Residential Mortgage Loans	86,078	1,696	614	272	2,582	83,496
Total (1)	$1,101,544	$3,181	$702	$6,336	$10,219	$1,091,325

(1) Total recorded investment in loans includes $4,988 in accrued interest.

				Greater than
		30-59 Days	60-89 Days	90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2011
Commercial and Industrial Loans and Leases	$294,087	$220	$—	$1,141	$1,361	$292,726
Commercial Real Estate Loans	453,318	381	148	5,920	6,449	446,869
Agricultural Loans	170,513	10	—	—	10	170,503
Home Equity Loans	77,323	176	6	90	272	77,051
Consumer Loans	47,595	287	117	221	625	46,970
Residential Mortgage Loans	86,469	2,752	893	748	4,393	82,076
Total (1)	$1,129,305	$3,826	$1,164	$8,120	$13,110	$1,116,195

(1) Total recorded investment in loans includes $5,756 in accrued interest.

Troubled Debt Restructurings:

The Company has allocated $197 of specific reserves on $397 in principal to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012. The Company had allocated $198 of specific reserves on $409 in principal to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. The Company has not committed to lending any additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three months ended March 31, 2012, no troubled debt restructurings occurred. The troubled debt restructurings resulted in no charge-offs for the three months ended March 31, 2012.

For the three months ended March 31, 2012, there were no payment defaults within the twelve months following modification for troubled debt restructurings.

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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class of loans is a follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2012
Commercial and Industrial Loans and Leases	$268,860	$16,520	$11,733	$—	$297,113
Commercial Real Estate Loans	398,505	28,205	25,386	—	452,096
Agricultural Loans	144,901	1,995	2,532	—	149,428
Total	$812,266	$46,720	$39,651	$—	$898,637

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial and Industrial Loans and Leases	$264,037	$16,188	$13,862	$—	$294,087
Commercial Real Estate Loans	396,057	28,272	28,989	—	453,318
Agricultural Loans	165,153	2,744	2,616	—	170,513
Total	$825,247	$47,204	$45,467	$—	$917,918

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of March 31, 2012 and December 31, 2011:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
March 31, 2012
Performing	$74,458	$42,103	$85,806
Nonperforming	55	213	272
Total	$74,513	$42,316	$86,078

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2011
Performing	$77,233	$47,336	$85,721
Nonperforming	90	259	748
Total	$77,323	$47,595	$86,469

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

March 31, 2012

Commercial and Industrial Loans	$1,773
Commercial Real Estate Loans	11,156
Home Equity Loans	—
Consumer Loans	160
Residential Mortgage Loans	151
Total	$13,240

Carrying amount, Net of Allowance	$13,163

December 31, 2011

Commercial and Industrial Loans	$2,596
Commercial Real Estate Loans	13,209
Home Equity Loans	—
Consumer Loans	164
Residential Mortgage Loans	152
Total	$16,121

Carrying amount, Net of Allowance	$16,044

Accretable yield, or income expected to be collected, is as follows:

	March 31, 2012	March 31, 2011

Balance at January 1	$967	$—
New Loans Purchased	—	2,042
Accretion of Income	(543)	(250)
Reclassifications from Non-accretable Difference	206	—
Charge-off of Accretable Yield	—	—
Balance at March 31	$630	$1,792

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2012 and 2011. No allowances for loan losses were reversed during the same periods.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 34 retail banking offices at March 31, 2012. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended	Banking	Services	Insurance	Other	Totals
March 31, 2012
Net Interest Income	$17,141	$3	$7	$(539)	$16,612
Net Gains on Sales of Loans	713	—	—	—	713
Net Gain on Securities	18	—	—	—	18
Trust and Investment Product Fees	1	696	—	(1)	696
Insurance Revenues	10	18	1,363	—	1,391
Noncash Items:
Provision for Loan Losses	690	—	—	—	690
Depreciation and Amortization	1,109	5	105	37	1,256
Income Tax Expense (Benefit)	2,875	(48)	40	(339)	2,528
Segment Profit (Loss)	5,932	(77)	56	(309)	5,602
Segment Assets at March 31, 2012	1,913,838	11,728	7,681	(22,717)	1,910,530

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Segment Information (continued)

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended	Banking	Services	Insurance	Other	Totals
March 31, 2011
Net Interest Income	$15,639	$2	$7	$(541)	$15,107
Net Gains on Sales of Loans	409	—	—	—	409
Net Gain on Securities	—	—	—	1,045	1,045
Trust and Investment Product Fees	1	464	—	(1)	464
Insurance Revenues	21	—	2,031	(3)	2,049
Noncash Items:
Provision for Loan Losses	1,300	—	—	—	1,300
Depreciation and Amortization	1,145	8	136	37	1,326
Income Tax Expense (Benefit)	1,369	(26)	315	(352)	1,306
Segment Profit (Loss)	3,561	(38)	450	672	4,645
Segment Assets at December 31, 2011	1,875,417	11,801	7,948	(21,399)	1,873,767

Note 6 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased. As of March 31, 2012, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the program during the three months ended March 31, 2012 and 2011.

Note 7 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2012, the Company has reserved 611,548 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2012 and 2011, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three months ended March 31, 2012 and 2011. The Company recorded no other stock compensation expense applicable to options during the quarters ended March 31, 2012 and 2011 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to March 31, 2012 and 2011.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock, granted in tandem with cash credit entitlements. The incentive awards will typically be in the form of 50% restricted stock grants and 50% cash credit entitlements. The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 5 of the year of grant, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the quarters ended March 31, 2012 and 2011, the Company granted awards of 32,641 and 36,201 shares of restricted stock, respectively.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 7 – Equity Plans and Equity Based Compensation (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	March 31,
	2012	2011
Restricted Stock Expense	$168	$153
Cash Entitlement Expense	159	139
Tax Effect	(132)	(118)
Net of Tax	$195	$174

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $981 and $876 as of March 31, 2012 and 2011, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan during the quarters ended March 31, 2012 and 2011, nor was there any unrecognized compensation expense as of March 31, 2012 and 2011 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). At March 31, 2012, the Company held $4.1 million in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

Impaired Loans: Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s Risk Management Area reviews the assumptions and approaches utilized in the appraisal. In determining the value of impaired collateral dependent loans and other real estate owned, significant unobservable inputs may be used which include: physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

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

Loans Held-for-Sale: The fair values of loans held for sale are determined by using quoted prices for similar assets, adjusted for specific attributes of that loan resulting in a Level 2 classification.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$4,903	$—	$4,903
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	61,894	4,075	65,969
Mortgage-backed Securities-Residential	—	514,232	—	514,232
Equity Securities	331	—	353	684
Total Securities	$331	$581,029	$4,428	$585,788

Loans Held-for-Sale	$—	$12,679	$—	$12,679

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$6,422	$—	$6,422
Corporate Securities	—	—	1,005	1,005
Obligations of State and Political Subdivisions	—	60,027	4,772	64,799
Mortgage-backed Securities-Residential	—	443,934	—	443,934
Equity Securities	331	—	353	684
Total Securities	$331	$510,383	$6,130	$516,844

Loans Held-for-Sale	$—	$21,485	$—	$21,485

There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2012 and December 31, 2011.

At March 31, 2012, the aggregate fair value of the Loans Held-for-Sale was $12,679, aggregate contractual principal balance was $12,520 with a difference of $159. At December 31, 2011, the aggregate fair value of the Loans Held-for-Sale was $21,485, aggregate contractual principle balance was $21,225 with a difference of $260.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2012	2011	2012	2011	2012	2011

Balance of Recurring Level 3 Assets at January 1	$4,772	$—	$353	$353	$1,005	$—
Maturities / Calls	(697)	—	—	—	(1,005)	—
Transfers into Level 3	—	4,772	—	—	—	1,005
Balance of Recurring Level 3 Assets at March 31	$4,075	$4,772	$353	$353	$—	$1,005

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2012 Using
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,550	$1,550
Commercial Real Estate Loans	—	—	2,642	2,642
Other Real Estate
Commercial Real Estate	—	—	—	—
Residential	—	—	—	—

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$2,035	$2,035
Commercial Real Estate Loans	—	—	2,783	2,783
Other Real Estate
Commercial Real Estate	—	—	250	250
Residential	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,887 with a valuation allowance of $5,695, resulting in an additional provision for loan losses of $828 for the three months ended March 31, 2012. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,729 with a valuation allowance of $4,911, resulting in an additional provision for loan losses of $4,226 for the year ended December 31, 2011.

Other Real Estate is measured at the lower of carrying or fair value less costs to sell. No charge to earnings was included in the three months ended March 31, 2012 and 2011. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying amount of $250 at December 31, 2011.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending March 31, 2012 and December 31, 2012. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

	Fair Value Measurements at
	March 31, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$117,972	$26,365	$91,607	$—	$117,972
Securities Held-to-Maturity	346	—	351	—	351
FHLB Stock and Other Restricted Stock	8,340	N/A	N/A	N/A	N/A
Loans, Net	1,073,753	—	—	1,083,304	1,083,304
Accrued Interest Receivable	7,106	—	2,052	5,054	7,106
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,240,990)	(1,240,990)	—	—	(1,240,990)
Time Deposits	(363,865)	—	(369,162)	—	(369,162)
Short-term Borrowings	(24,221)	—	(24,221)	—	(24,221)
Long-term Debt	(90,949)	—	(68,514)	(26,209)	(94,723)
Accrued Interest Payable	(1,382)	—	(1,259)	(123)	(1,382)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

	December 31, 2011
	Carrying	Fair
	Value	Value
Financial Assets:
Cash and Short-term Investments	$67,089	$67,089
Securities Held-to-Maturity	690	697
FHLB Stock and Other Restricted Stock	8,340	N/A
Loans, Net	1,100,863	1,111,532
Accrued Interest Receivable	7,793	7,793
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,181,919)	(1,181,919)
Time Deposits	(374,279)	(380,584)
Short-term Borrowings	(40,019)	(40,019)
Long-term Debt	(90,974)	(96,047)
Accrued Interest Payable	(1,884)	(1,884)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—
Standby Letters of Credit	—	—
Commitments to Sell Loans	—	—

Cash and Cash Equivalents:

The carrying amount of cash and short-term investments approximate fair values and are classified as Level 1 or Level 2.

Securities Held-to-Maturity:

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

FHLB Stock and Other Restricted Stock:

It is not practical to determine the fair values of FHLB stock and other restricted stock due to restrictions placed on its transferability.

Loans:

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued as described previously. The methods utilized to estimate fair value of loans do not necessarily represent an exit price.

Accrued Interest Receivable:

The carrying amount of accrued interest approximates fair value resulting in a Level 2 or Level 3 classification consistent with the asset they are associated with.

Deposits:

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate time deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-term Borrowings:

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Other Borrowings:

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Payable:

The carrying amount of accrued interest approximates fair value resulting in a Level 2 or Level 3 classification consistent with the liability they are associated with.

Off-balance Sheet Instruments:

Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At March 31, 2012 and December 31, 2011, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Note 9 – Newly Issued but Not Yet Effective Accounting Pronouncements

In December 2011, the FASB issued new guidance ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using IFRS. The Company does not expect this guidance to have an impact on its consolidated financial statements.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2012 and December 31, 2011 and the consolidated results of operations for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2011 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2011 Annual Report on Form 10-K.

The Company’s first quarter of 2012 net income totaled $5,602,000, or $0.44 per share, as compared to the $4,645,000, or $0.37 per share, recorded during the first quarter of 2011. The improvement in the first quarter 2012 earnings from the first quarter of 2011 represented an increase of approximately 21% and approximately 19% on a per share basis.

The Company’s first quarter 2012 earnings were positively impacted by a $1,505,000, or 10%, increase in the level of net interest income as compared to the same period of 2011. The current year net interest income improvement was largely the result of a higher level of earning assets driven by growth in the Company’s deposit base. Also contributing to the improved level of earnings was lower level of loan loss provision in the first quarter of 2012 compared with the first quarter of 2011.

The Company’s first quarter 2012 earnings as compared with the first quarter of 2011 were also positively impacted by a lower level of operating expenses. This reduction was largely related to an elevated level of expenses in the first quarter of 2011 related to the acquisition of American Community Bancorp, Inc. effective January 1, 2011. Somewhat offsetting the positive impact of improved net interest income, a lower level provision for loan losses, and a lower level non-interest expense was a lower level of non-interest revenue. The largest component of the decline was the recognition of a security gain in the first quarter of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community Bancorp, Inc. at the time of acquisition. Also, contributing to the decline in non-interest revenues was a decline in the level of the Company’s contingency revenue generated by its insurance agency subsidiary.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of March 31, 2012, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $73,000 and gross unrealized gains totaled approximately $17,510,000. As of March 31, 2012, held-to-maturity securities had a gross unrecognized gain of approximately $5,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2012 totaled $5,602,000, or $0.44 per share, an increase of $957,000 or 21% from the quarter ended March 31, 2011 net income of $4,645,000, or $0.37 per share. The improvement in the first quarter 2012 earnings from the first quarter of 2011 represented an increase of approximately 19% on a per share basis.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$60,139	$33	0.22%	$110,226	$65	0.24%
Securities:
Taxable	518,514	3,326	2.57%	355,654	2,844	3.20%
Non-taxable	66,861	898	5.37%	39,701	568	5.73%
Total Loans and Leases (2)	1,113,987	15,848	5.72%	1,114,310	16,303	5.92%
Total Interest Earning Assets	1,759,501	20,105	4.59%	1,619,891	19,780	4.93%
Other Assets	138,555			143,919
Less: Allowance for Loan Losses	(15,899)			(13,768)
Total Assets	$1,882,157			$1,750,042

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$917,422	$526	0.23%	$804,944	$1,266	0.64%
Time Deposits	364,499	1,520	1.68%	400,483	2,127	2.16%
FHLB Advances and Other Borrowings	118,979	1,069	3.61%	130,977	1,019	3.16%
Total Interest-bearing Liabilities	1,400,900	3,115	0.89%	1,336,404	4,412	1.34%
Demand Deposit Accounts	291,863			243,622
Other Liabilities	19,423			13,957
Total Liabilities	1,712,186			1,593,983
Shareholders’ Equity	169,971			156,059
Total Liabilities and Shareholders’ Equity	$1,882,157			$1,750,042

Cost of Funds			0.71%			1.10%
Net Interest Income		$16,990			$15,368
Net Interest Margin			3.88%			3.83%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,505,000 or 10% (an increase of $1,622,000 or 11% on a tax-equivalent basis) for the quarter ended March 31, 2012 compared with the same quarter of 2011. The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.88% for the first quarter of 2012 compared to 3.83% during the first quarter of 2011. The yield on earning assets totaled 4.59% during the quarter ended March 31, 2012 compared to 4.93% in the same period of 2011 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.71% during the quarter ended March 31, 2012 compared to 1.10% in the same period of 2011. The increased net interest income during the first quarter of 2012 compared with the first quarter of 2011 was driven by a higher level of earning assets resulting from growth of the Company’s deposit base. The improvement in the interest margin expressed as a percentage was largely the result of the Company’s ability to lower its cost of funds and in particular its cost of deposits. Also, contributing to the improvement was the growth of the Company’s non-interest-bearing demand deposits and interest-bearing non-maturity deposits.

Average earning assets increased by approximately $139.6 million for the three months ended March 31, 2012 compared with the same period of 2011. Average loans outstanding remained basically unchanged during the three months ended March 31, 2012 compared with the first quarter of 2011. Average federal funds sold and other short-term investments decreased by $50.1 million during the first quarter of 2012 compared with the same quarter of 2011. The average securities portfolio increased approximately $190.0 million, or 48%, in the three months ended March 31, 2012 compared with the first quarter of 2011. The key driver of the increased securities portfolio was the decline in the federal funds sold position and an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000). The increase in average core deposits totaled $136.4 million, or approximately 10%, during the first quarter of 2012 compared with the first quarter of 2011.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. The provision for loan losses totaled $690,000 during the quarter ended March 31, 2012, a decrease of $610,000 or 47% compared to the provision of $1,300,000 during the quarter ended March 31, 2011. The decline in the provision for loan losses in the first quarter of 2012 compared with the first quarter of 2011 was attributable to a reduced level of net charge-offs and a lower level of non-performing and adversely classified loans.

During the first quarter of 2012, the annualized provision for loan losses represented 0.25% of average loans outstanding compared with 0.47% on an annualized basis of average loans outstanding during the first quarter of 2011. Net charge-offs totaled $236,000 or 0.08% on an annualized basis of average loans outstanding during the three months ended March 31, 2012, compared with $444,000 or 0.16% on an annualized basis of average loans outstanding during the same period of 2011.

The provision for loan losses made during the quarter ended March 31, 2012 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2012, non-interest income totaled $4,801,000, a decrease of $1,213,000 or 20% compared with the first quarter of 2011.

			Change from
Non-interest Income	Three Months		Prior Period
(dollars in thousands)	Ended March 31,		Amount	Percent
	2012	2011	Change	Change
Trust and Investment Product Fees	$696	$464	$232	50%
Service Charges on Deposit Accounts	935	941	(6)	(1)
Insurance Revenues	1,391	2,049	(658)	(32)
Company Owned Life Insurance	244	353	(109)	(31)
Interchange Fee Income	431	353	78	22
Other Operating Income	373	400	(27)	(7)
Subtotal	4,070	4,560	(490)	(11)
Net Gains on Sales of Loans	713	409	304	74
Net Gain on Securities	18	1,045	(1,027)	(98)
Total Non-interest Income	$4,801	$6,014	$(1,213)	(20)

Trust and investment product fees increased $232,000, or 50%, during the three months ended March 31, 2012 compared with the same period of 2011. The increase was attributable to increased retail brokerage revenues as well as increased trust revenues.

Insurance revenues decreased approximately 32% during the three months ended March 31, 2012 as compared to the first three months of 2011 primarily as a result of lower contingency revenue. Contingency revenue totaled $52,000 during the first quarter of 2012 compared with contingency revenue of $784,000 during the first quarter of 2011. The fluctuation in contingency revenue during 2012 and 2011 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Company owned life insurance revenue decreased 31%, during the three months ended March 31, 2012 as compared with the same period of the prior year. The decline was primarily attributable to a 1035 exchange transaction on a portion of the Company’s portfolio that was completed during the first quarter 2011 that contained a component of non-recurring fees that were recognized at the time of exchange.

Net gains on sales of loans increased $304,000, or 74%, during the first quarter of 2012 compared with the first quarter of 2011. Loan sales totaled $54.1 million during the first quarter of 2012 compared with $36.5 million during the first quarter of 2011.

The net gain on securities declined $1,027,000, or 98%, during the first quarter of 2012 compared with the first quarter of 2011. The Company realized a net gain on securities of $1,045,000 during the first quarter of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

Non-interest Expense:

During the quarter ended March 31, 2012, non-interest expense totaled $12,593,000, a decrease of $1,277,000 or 9% compared with the first quarter of 2011.

			Change from
Non-interest Expense	Three Months		Prior Period
(dollars in thousands)	Ended March 31,		Amount	Percent
	2012	2011	Change	Change
Salaries and Employee Benefits	$7,320	$7,401	$(81)	(1)%
Occupancy, Furniture and Equipment Expense	1,772	1,855	(83)	(4)
FDIC Premiums	297	514	(217)	(42)
Data Processing Fees	114	1,105	(991)	(90)
Professional Fees	605	605	—	—
Advertising and Promotion	373	303	70	23
Intangible Amortization	442	517	(75)	(15)
Other Operating Expenses	1,670	1,570	100	6
Total Non-interest Expense	$12,593	$13,870	$(1,277)	(9)

The Company’s FDIC deposit insurance assessments decreased $217,000, or 42% during the first quarter of 2012 compared with first quarter of 2011. The decline in comparison to the first quarter 2011 was attributable to changes in the deposit insurance assessment calculation which became effective in the second quarter 2011 related to the Dodd Frank Act.

Data processing fees declined $991,000, or 90%, during the quarter ended March 31, 2012 compared the first quarter 2011. The decline was largely related to running the Company’s existing core processing system and the Bank of Evansville’s core processing system during the first quarter of 2011 and the resolution of a contractual dispute during the first quarter of 2012 related to the acquisition of American Community Bancorp and its banking subsidiary the Bank of Evansville. An expense for the cancellation of a data processing contract was recorded in the first quarter of 2011, and upon resolution of the contractual dispute, a portion of that accrued expense was reversed in the first quarter of 2012. The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011.

Income Taxes:

The Company’s effective income tax rate was 31.1% and 22.0% during the three months ended March 31, 2012 and 2011. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax. Further lowering the effective tax rate during the three months ended March 31, 2011 was the non-taxability of the $1.045 million gain on securities related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community Bancorp, Inc. at the time of acquisition.

FINANCIAL CONDITION

Total assets at March 31, 2012 increased $36.8 million to $1.911 billion compared with $1.874 billion in total assets at December 31, 2011. Cash and cash equivalents increased $51.9 million to $113.0 million at March 31, 2012 compared with $61.1 million at year-end 2011. The increase was largely attributable to a decline in loan balances during the quarter and an increased level of deposits. Securities available-for-sale increased $69.0 million to $585.8 million at March 31, 2012 compared with $516.8 million at year-end 2011. This increase was primarily the result of the re-investment of funds early during the first quarter of 2012 following a security sale transaction late in the fourth quarter of 2011.

Total loans outstanding decreased approximately $27.0 million, or approximately 10% on an annualized basis, at March 31, 2012 compared with year-end 2011. The reduction in loans during the first quarter of 2012 compared with year-end 2011 was largely related to a seasonal decline in agricultural loans and to a lesser extent a reduction in total consumer loans.

End of Period Loan Balances:			Current
(dollars in thousands)	March 31,	December 31,	Period
	2012	2011	Change

Commercial & Industrial Loans	$296,185	$293,172	$3,013
Commercial Real Estate Loans	450,874	452,071	(1,197)
Agricultural Loans	147,295	167,693	(20,398)
Home Equity & Consumer Loans	116,434	124,479	(8,045)
Residential Mortgage Loans	85,768	86,134	(366)
Total Loans	$1,096,556	$1,123,549	$(26,993)

The Company’s allowance for loan losses totaled $15.8 million at March 31, 2012 representing an increase of $454,000 or 12% on an annualized basis from year end 2011. The allowance for loan losses represented 1.44% of period end loans at March 31, 2012 compared with 1.37% at year-end 2011. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. As of March 31, 2012, the Company held a discount on acquired loans of $5.6 million.

Total deposits increased $48.7 million or approximately 13% on an annualized basis, as of March 31, 2012 compared with year-end 2011 total deposits.

End of Period Deposit Balances:			Current
(dollars in thousands)	March 31,	December 31,	Period
	2012	2011	Change

Non-interest-bearing Demand Deposits	$298,555	$282,335	$16,220
Interest-bearing Demand, Savings, & Money Market Accounts	942,435	899,584	42,851
Time Deposits < $100,000	264,360	273,663	(9,303)
Time Deposits of $100,000 or more & Brokered Deposits	99,505	100,616	(1,111)
Total Deposits	$1,604,855	$1,556,198	$48,657

The following is an analysis of the Company’s non-performing assets at March 31, 2012 and December 31, 2011:

Non-performing Assets:

(dollars in thousands)

	March 31,	December 31,
	2012	2011
Non-accrual Loans	$15,672	$17,857
Past Due Loans (90 days or more and still accruing)	200	—
Restructured Loans	398	409
Total Non-performing Loans	16,270	18,266
Other Real Estate	2,971	2,343
Total Non-performing Assets	$19,241	$20,609

Non-performing Loans to Total Loans	1.49%	1.63%
Allowance for Loan Loss to Non-performing Loans	96.90%	83.83%

Non-performing assets totaled $19.2 million at March 31, 2012 compared to $20.6 million of non-performing assets at December 31, 2011. Non-performing assets represented 1.01% of total assets at March 31, 2012 compared to 1.10% of total assets at year end 2011. Non-performing loans totaled $16.3 million at March 31, 2012 compared to $18.3 million at year end 2011. Non-performing loans represented 1.49% of total loans at March 31, 2012 compared with 1.63% of total outstanding loans at year end 2011. The reduction in non-performing loans during the first quarter of 2012 was spread across multiple credit relationships.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of March 31, 2012.

At March 31, 2012, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	March 31,	December 31,
	Purposes	2012	2011

Leverage Ratio	4.00%	7.78%	7.46%
Tier 1 Capital to Risk-adjusted Assets	4.00%	11.37%	10.58%
Total Capital to Risk-adjusted Assets	8.00%	14.30%	13.52%

As of March 31, 2012, shareholders’ equity increased by $4.5 million to $172.1 million compared with $167.6 million at year-end 2011. The increase in shareholders’ equity was primarily attributable to an increase of $3.8 million in retained earnings and an increase of $475,000 in accumulated other comprehensive income related to an increase in net unrealized gains in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 9.0% of total assets at March 31, 2012 and 8.9% of total assets at December 31, 2011. Shareholders’ equity included $22.8 million of goodwill and other intangible assets at March 31, 2012 compared to $23.2 million of goodwill and other intangible assets at December 31, 2011.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $51.9 million during the three months ended March 31, 2012 ending at $113.0 million. During the three months ended March 31, 2012, operating activities resulted in net cash inflows of $19.1 million. Investing activities resulted in net cash inflows of $1.7 million during the three months ended March 31, 2012. Financing activities resulted in net cash inflows for the three months ended March 31, 2012 of $31.1 million. The net inflows from financing activities was primarily the result of increased deposits partially offset by a reduction of short-term borrowings in the form of repurchase agreements with deposit customers.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2012, the parent company had approximately $19.1 million of cash and cash equivalents available to meet its cash flow needs.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2011, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2012

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	Amount	% Change	NPV Ratio	Change
+2%	$170,641	(12.65)%	9.26%	(91	)b.p.
Base	195,350	—	10.17%	—
-2%	152,724	(21.82)%	7.88%	(229	)b.p.

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

Item 4. Controls and Procedures

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended March 31, 2012.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	under the Plans or Programs (1)
1/1/12 – 1/31/12	—	—	—	272,789
2/1/12 – 2/29/12	—	—	—	272,789
3/1/12 – 3/31/12	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2012 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2012.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 8, 2012	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: May 8, 2012	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization by and among the Registrant, American Community Bancorp, Inc., Bank of Evansville, and German American Bancorp, dated October 4, 2010, as amended by First Amendment of Agreement and Plan of Reorganization dated October 27, 2010. The copy of this exhibit included as Annex A to the proxy statement/prospectus included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed November 15, 2010 (File No. 333-170068) is incorporated herein by reference. Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.

32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

101*	The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*Exhibits that are furnished, not filed.

