Form 10-Q
period 2012-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2012-08-03
CIK 714395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Shares, no par value	12,628,673

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

*****

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands except share and per share data)

	June 30,	December 31,
	2012	2011

ASSETS
Cash and Due from Banks	$31,537	$28,366
Federal Funds Sold and Other Short-term Investments	11,613	32,737
Cash and Cash Equivalents	43,150	61,103

Interest-bearing Time Deposits with Banks	3,718	5,986
Securities Available-for-Sale, at Fair Value	644,894	516,844
Securities Held-to-Maturity, at Cost (Fair value of $351 and $697 on June 30, 2012 and December 31, 2011, respectively)	346	690

Loans Held-for-Sale, at Fair Value	8,627	21,485

Loans	1,147,041	1,123,549
Less: Unearned Income	(3,103)	(2,556)
Allowance for Loan Losses	(15,692)	(15,312)
Loans, Net	1,128,246	1,105,681

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	8,340
Premises, Furniture and Equipment, Net	35,413	37,706
Other Real Estate	4,250	2,343
Goodwill	18,865	18,865
Intangible Assets	3,482	4,346
Company Owned Life Insurance	29,766	29,263
Accrued Interest Receivable and Other Assets	14,715	61,115
TOTAL ASSETS	$1,943,812	$1,873,767

LIABILITIES
Non-interest-bearing Demand Deposits	$303,040	$282,335
Interest-bearing Demand, Savings, and Money Market Accounts	944,730	899,584
Time Deposits	355,470	374,279
Total Deposits	1,603,240	1,556,198

FHLB Advances and Other Borrowings	143,132	130,993
Accrued Interest Payable and Other Liabilities	20,290	18,966
TOTAL LIABILITIES	1,766,662	1,706,157

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,626	12,594
Additional Paid-in Capital	95,330	95,039
Retained Earnings	57,472	49,434
Accumulated Other Comprehensive Income	11,722	10,543

TOTAL SHAREHOLDERS’ EQUITY	177,150	167,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,943,812	$1,873,767

End of period shares issued and outstanding	12,626,205	12,594,258

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	June 30,
	2012	2011
INTEREST INCOME
Interest and Fees on Loans	$15,513	$16,446
Interest on Federal Funds Sold and Other Short-term Investments	40	66
Interest and Dividends on Securities:
Taxable	3,421	3,586
Non-taxable	589	423
TOTAL INTEREST INCOME	19,563	20,521

INTEREST EXPENSE
Interest on Deposits	1,855	3,248
Interest on FHLB Advances and Other Borrowings	1,059	1,009
TOTAL INTEREST EXPENSE	2,914	4,257

NET INTEREST INCOME	16,649	16,264
Provision for Loan Losses	391	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,258	14,964

NON-INTEREST INCOME
Trust and Investment Product Fees	664	495
Service Charges on Deposit Accounts	1,017	1,074
Insurance Revenues	1,358	1,290
Company Owned Life Insurance	266	250
Interchange Fee Income	460	378
Other Operating Income	316	496
Net Gains on Sales of Loans	676	379
Net Gains on Securities	76	—
TOTAL NON-INTEREST INCOME	4,833	4,362

NON-INTEREST EXPENSE
Salaries and Employee Benefits	6,828	6,722
Occupancy Expense	1,061	1,024
Furniture and Equipment Expense	724	817
FDIC Premiums	283	382
Data Processing Fees	321	395
Professional Fees	587	499
Advertising and Promotion	396	314
Intangible Amortization	422	498
Other Operating Expenses	1,801	1,620
TOTAL NON-INTEREST EXPENSE	12,423	12,271

Income before Income Taxes	8,668	7,055
Income Tax Expense	2,701	2,191
NET INCOME	$5,967	$4,864

Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for-Sale, Net	704	5,482
Total Other Comprehensive Income	$704	$5,482

COMPREHENSIVE INCOME	$6,671	$10,346

Basic Earnings Per Share and Diluted Earnings Per Share	$0.47	$0.39
Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited, dollars in thousands except share and per share data)

	Six Months Ended
	June 30,
	2012	2011
INTEREST INCOME
Interest and Fees on Loans	$31,298	$32,687
Interest on Federal Funds Sold and Other Short-term Investments	73	131
Interest and Dividends on Securities:
Taxable	6,747	6,430
Non-taxable	1,172	792
TOTAL INTEREST INCOME	39,290	40,040

INTEREST EXPENSE
Interest on Deposits	3,901	6,641
Interest on FHLB Advances and Other Borrowings	2,128	2,028
TOTAL INTEREST EXPENSE	6,029	8,669

NET INTEREST INCOME	33,261	31,371
Provision for Loan Losses	1,081	2,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,180	28,771

NON-INTEREST INCOME
Trust and Investment Product Fees	1,360	959
Service Charges on Deposit Accounts	1,952	2,015
Insurance Revenues	2,749	3,339
Company Owned Life Insurance	510	603
Interchange Fee Income	891	731
Other Operating Income	689	896
Net Gains on Sales of Loans	1,389	788
Net Gains on Securities	94	1,045
TOTAL NON-INTEREST INCOME	9,634	10,376

NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,148	14,123
Occupancy Expense	2,153	2,074
Furniture and Equipment Expense	1,404	1,622
FDIC Premiums	580	896
Data Processing Fees	435	1,500
Professional Fees	1,192	1,104
Advertising and Promotion	769	617
Intangible Amortization	864	1,015
Other Operating Expenses	3,471	3,190
TOTAL NON-INTEREST EXPENSE	25,016	26,141

Income before Income Taxes	16,798	13,006
Income Tax Expense	5,229	3,497
NET INCOME	$11,569	$9,509

Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for-Sale, Net	1,179	5,670
Total Other Comprehensive Income	$1,179	$5,670

COMPREHENSIVE INCOME	$12,748	$15,179

Basic Earnings Per Share and Diluted Earnings Per Share	$0.92	$0.76
Dividends Per Share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,569	$9,509
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,258	888
Depreciation and Amortization	2,499	2,685
Loans Originated for Sale	(77,713)	(42,261)
Proceeds from Sales of Loans Held-for-Sale	91,927	48,802
Loss in Investment in Limited Partnership	—	8
Provision for Loan Losses	1,081	2,600
Gain on Sale of Loans, net	(1,389)	(788)
Gain on Securities, net	(94)	(1,045)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	70	(103)
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(2)	13
Increase in Cash Surrender Value of Company Owned Life Insurance	(503)	(604)
Equity Based Compensation	308	307
Change in Assets and Liabilities:
Interest Receivable and Other Assets	5,068	6,017
Interest Payable and Other Liabilities	673	(2,211)
Net Cash from Operating Activities	35,752	23,817

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	2,240	3,882
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	61,373	38,241
Redemption of Federal Reserve Bank Stock	—	694
Proceeds from Sales of Securities Available-for-Sale	51,395	—
Purchase of Securities Available-for-Sale	(197,985)	(141,180)
Proceeds from Maturities of Securities Held-to-Maturity	344	161
Proceeds from Redemption of Federal Home Loan Bank Stock	—	1,523
Proceeds from Sales of Loans	—	893
Loans Made to Customers, net of Payments Received	(25,871)	25,773
Proceeds from Sales of Other Real Estate	246	2,641
Property and Equipment Expenditures	(1,108)	(2,359)
Proceeds from Sales of Property and Equipment	1	12
Acquisition of American Community Bancorp, Inc.	—	55,780
Net Cash from Investing Activities	(109,365)	(13,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	47,070	131,374
Change in Short-term Borrowings	22,156	(44,202)
Repayments of Long-term Debt	(10,050)	(5,039)
Issuance of Common Stock	15	12
Dividends Paid	(3,531)	(3,521)
Net Cash from Financing Activities	55,660	78,624

Net Change in Cash and Cash Equivalents	(17,953)	88,502
Cash and Cash Equivalents at Beginning of Year	61,103	19,271
Cash and Cash Equivalents at End of Period	$43,150	$107,773

Cash Paid During the Period for
Interest	$6,308	$8,918
Income Taxes	1,934	3,981

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$2,223	$1,608
Accounts Receivable Transferred to Securities	(43,167)	—

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Note 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	June 30,
	2012	2011
Basic Earnings per Share:
Net Income	$5,967	$4,864
Weighted Average Shares Outstanding	12,627,715	12,592,324
Basic Earnings per Share	$0.47	$0.39

Diluted Earnings per Share:
Net Income	$5,967	$4,864

Weighted Average Shares Outstanding	12,627,715	12,592,324
Potentially Dilutive Shares, Net	10,811	5,555
Diluted Weighted Average Shares Outstanding	12,638,526	12,597,879
Diluted Earnings per Share	$0.47	$0.39

Stock options for 89,275 shares of common stock were not considered in computing diluted earnings per share for the quarter ended June 30, 2011 because they were anti-dilutive. There were no anti-dilutive shares as of June 30, 2012.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended
	June 30,
	2012	2011
Basic Earnings per Share:
Net Income	$11,569	$9,509
Weighted Average Shares Outstanding	12,614,075	12,546,310
Basic Earnings per Share	$0.92	$0.76

Diluted Earnings per Share:
Net Income	$11,569	$9,509

Weighted Average Shares Outstanding	12,614,075	12,546,310
Potentially Dilutive Shares, Net	14,003	6,221
Diluted Weighted Average Shares Outstanding	12,628,078	12,552,531
Diluted Earnings per Share	$0.92	$0.76

Stock options for 89,275 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2011 because they were anti-dilutive. There were no anti-dilutive shares as of June 30, 2012.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2012 and December 31, 2011, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
June 30, 2012
U.S. Treasury and Agency Securities	$4,829	$59	$—	$4,888
Obligations of State and Political Subdivisions	69,628	4,840	(10)	74,458
Mortgage-backed Securities - Residential	551,207	13,809	(141)	564,875
Equity Securities	684	—	(11)	673
Total	$626,348	$18,708	$(162)	$644,894

December 31, 2011
U.S. Treasury and Agency Securities	$6,340	$82	$—	$6,422
Corporate Securities	1,003	2	—	1,005
Obligations of State and Political Subdivisions	60,606	4,195	(2)	64,799
Mortgage-backed Securities - Residential	431,495	12,529	(90)	443,934
Equity Securities	684	—	—	684
Total	$500,128	$16,808	$(92)	$516,844

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2012 and December 31, 2011, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Securities Held-to-Maturity:
June 30, 2012
Obligations of State and Political Subdivisions	$346	$5	$—	$351

December 31, 2011
Obligations of State and Political Subdivisions	$690	$7	$—	$697

The amortized cost and fair value of Securities at June 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$827	$831
Due after one year through five years	16,780	17,257
Due after five years through ten years	25,394	27,207
Due after ten years	31,456	34,051
Mortgage-backed Securities - Residential	551,207	564,875
Equity Securities	684	673
Totals	$626,348	$644,894

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	346	351
Due after five years through ten years	—	—
Due after ten years	—	—
Totals	$346	$351

Below is a summary of securities with unrealized losses as of June 30, 2012 and December 31, 2011, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At June 30, 2012:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	984	(10)	—	—	984	(10)
Mortgage-backed Securities - Residential	29,322	(141)	—	—	29,322	(141)
Equity Securities	673	(11)	—	—	673	(11)
Total	$30,979	$(162)	$—	$—	$30,979	$(162)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At December 31, 2011:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	203	(2)	—	—	203	(2)
Mortgage-backed Securities - Residential	39,947	(90)	—	—	39,947	(90)
Equity Securities	—	—	—	—	—	—
Total	$40,150	$(92)	$—	$—	$40,150	$(92)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company does not intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired. All mortgage-backed securities in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company held a minority interest in American Community Bancorp, Inc., prior to the acquisition on January 1, 2011. For the six months ended June 30, 2011, the Company recognized a gain of $1.045 million on the stock held of American Community Bancorp, Inc. as a result of the acquisition.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 4 – Loans

Loans were comprised of the following classifications at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Commercial:
Commercial and Industrial Loans and Leases	$323,618	$293,172
Commercial Real Estate Loans	460,052	452,071
Agricultural Loans	158,463	167,693
Retail:
Home Equity Loans	73,687	77,070
Consumer Loans	42,362	47,409
Residential Mortgage Loans	88,859	86,134
Subtotal	1,147,041	1,123,549
Less: Unearned Income	(3,103)	(2,556)
Allowance for Loan Losses	(15,692)	(15,312)
Loans, Net	$1,128,246	$1,105,681

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending June 30, 2012 and 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2012
Beginning Balance	$4,460	$9,234	$751	$204	$196	$441	$480	$15,766
Provision for Loan Losses	312	(202)	139	(17)	83	(8)	84	391
Recoveries	4	7	—	—	33	7	—	51
Loans Charged-off	(69)	(307)	—	(6)	(85)	(49)	—	(516)
Ending Balance	$4,707	$8,732	$890	$181	$227	$391	$564	$15,692

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2011
Beginning Balance	$3,820	$7,708	$654	$271	$432	$748	$540	$14,173
Provision for Loan Losses	650	315	79	(18)	—	115	159	1,300
Recoveries	3	11	—	1	27	15	—	57
Loans Charged-off	(181)	(337)	—	(41)	(59)	(132)	—	(750)
Ending Balance	$4,292	$7,697	$733	$213	$400	$746	$699	$14,780

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the activity in the allowance for loan losses by portfolio class for the six months ending June 30, 2012 and 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	1,273	(144)	(36)	(30)	129	71	(182)	1,081
Recoveries	49	26	—	1	64	9	—	149
Loans Charged-off	(108)	(447)	—	(48)	(156)	(91)	—	(850)
Ending Balance	$4,707	$8,732	$890	$181	$227	$391	$564	$15,692

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2011
Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	755	887	(17)	86	84	338	467	2,600
Recoveries	6	103	—	3	59	15	—	186
Loans Charged-off	(182)	(790)	—	(96)	(105)	(150)	—	(1,323)
Ending Balance	$4,292	$7,697	$733	$213	$400	$746	$699	$14,780

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2012 and December 31, 2011:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
June 30, 2012
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$5,100	$1,282	$3,818	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,515	3,425	4,837	890	181	227	391	564
Acquired with Deteriorated
Credit Quality	77	—	77	—	—	—	—	—
Total Ending Allowance Balance	$15,692	$4,707	$8,732	$890	$181	$227	$391	$564

Loans:
Loans Individually
Evaluated for Impairment	$12,689	$2,789	$9,900	$—	$—	$—	$—	$—
Loans Collectively
Evaluated for Impairment	1,126,966	319,867	441,358	160,437	73,929	42,354	89,021	—
Loans Acquired with Deteriorated
Credit Quality	12,285	1,972	10,006	—	—	156	151	—
Total Ending Loans Balance (1)	$1,151,940	$324,628	$461,264	$160,437	$73,929	$42,510	$89,172	$—

(1) Total recorded investment in loans includes $4,899 in accrued interest.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses as of June 30, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

June 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$98	$78	$—
Commercial Real Estate Loans	4,803	4,237	—
Agricultural Loans	—	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,737	2,737	1,282
Commercial Real Estate Loans	6,326	6,209	3,895
Agricultural Loans	—	—	—
Total	$13,964	$13,261	$5,177

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses for the three month period ended June 30, 2012 and 2011:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
June 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$100	$1	$1
Commercial Real Estate Loans	6,166	1	1
Agricultural Loans	145	2	2

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,795	2	2
Commercial Real Estate Loans	6,546	5	5
Agricultural Loans	—	—	—
Total	$15,752	$11	$11

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
June 30, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$730	$2	$2
Commercial Real Estate Loans	4,059	29	29
Agricultural Loans	20	6	6

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,961	4	4
Commercial Real Estate Loans	10,451	6	4
Agricultural Loans	—	—	—
Total	$19,221	$47	$45

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses for the six month period ended June 30, 2012 and 2011:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
June 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$377	$2	$2
Commercial Real Estate Loans	5,858	5	5
Agricultural Loans	73	2	2

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,818	3	3
Commercial Real Estate Loans	6,914	11	9
Agricultural Loans	—	—	—
Total	$16,040	$23	$21

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
June 30, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$281	$3	$3
Commercial Real Estate Loans	2,388	32	32
Agricultural Loans	38	6	6

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,280	6	6
Commercial Real Estate Loans	11,181	36	34
Agricultural Loans	—	—	—
Total	$18,168	$83	$81

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

			Loans Past Due
			90 Days or More
	Non-Accrual		& Still Accruing
	2012	2011	2012	2011

Commercial and Industrial Loans and Leases	$2,702	$3,471	$—	$—
Commercial Real Estate Loans	10,137	13,289	—	—
Agricultural Loans	—	—	108	—
Home Equity Loans	55	90	—	—
Consumer Loans	176	259	—	—
Residential Mortgage Loans	328	748	—	—
Total	$13,398	$17,857	$108	$—

Non-accrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011:

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
June 30, 2012
Commercial and Industrial Loans and Leases	$324,628	$456	$51	$480	$987	$323,641
Commercial Real Estate Loans	461,264	169	90	3,559	3,818	457,446
Agricultural Loans	160,437	15	242	108	365	160,072
Home Equity Loans	73,929	159	59	55	273	73,656
Consumer Loans	42,510	162	102	13	277	42,233
Residential Mortgage Loans	89,172	3,032	405	328	3,765	85,407
Total (1)	$1,151,940	$3,993	$949	$4,543	$9,485	$1,142,455

(1) Total recorded investment in loans includes $4,899 in accrued interest.

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2011
Commercial and Industrial Loans and Leases	$294,087	$220	$—	$1,141	$1,361	$292,726
Commercial Real Estate Loans	453,318	381	148	5,920	6,449	446,869
Agricultural Loans	170,513	10	—	—	10	170,503
Home Equity Loans	77,323	176	6	90	272	77,051
Consumer Loans	47,595	287	117	221	625	46,970
Residential Mortgage Loans	86,469	2,752	893	748	4,393	82,076
Total (1)	$1,129,305	$3,826	$1,164	$8,120	$13,110	$1,116,195

(1) Total recorded investment in loans includes $5,756 in accrued interest.

Troubled Debt Restructurings:

The Company has allocated $196 of specific reserves on $386 in principal to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012. The Company had allocated $198 of specific reserves on $409 in principal to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. The Company has not committed to lending any additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three and six months ended June 30, 2012, no troubled debt restructurings occurred. The troubled debt restructurings resulted in no charge-offs for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2012, there were no payment defaults within the twelve months following modification for troubled debt restructurings.

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

June 30, 2012

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class of loans is a follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2012
Commercial and Industrial Loans and Leases	$297,071	$16,062	$11,495	$—	$324,628
Commercial Real Estate Loans	413,821	25,049	22,394	—	461,264
Agricultural Loans	155,796	2,181	2,460	—	160,437
Total	$866,688	$43,292	$36,349	$—	$946,329

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial and Industrial Loans and Leases	$264,037	$16,188	$13,862	$—	$294,087
Commercial Real Estate Loans	396,057	28,272	28,989	—	453,318
Agricultural Loans	165,153	2,744	2,616	—	170,513
Total	$825,247	$47,204	$45,467	$—	$917,918

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of June 30, 2012 and December 31, 2011:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
June 30, 2012
Performing	$73,874	$42,334	$88,844
Nonperforming	55	176	328
Total	$73,929	$42,510	$89,172

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2011
Performing	$77,233	$47,336	$85,721
Nonperforming	90	259	748
Total	$77,323	$47,595	$86,469

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

June 30, 2012

Commercial and Industrial Loans	$1,972
Commercial Real Estate Loans	10,006
Home Equity Loans	—
Consumer Loans	156
Residential Mortgage Loans	151
Total	$12,285

Carrying amount, Net of Allowance	$12,208

December 31, 2011

Commercial and Industrial Loans	$2,596
Commercial Real Estate Loans	13,209
Home Equity Loans	—
Consumer Loans	164
Residential Mortgage Loans	152
Total	$16,121

Carrying amount, Net of Allowance	$16,044

Accretable yield, or income expected to be collected, is as follows:

	June 30, 2012	June 30, 2011

Balance at April 1	$630	$1,792
New Loans Purchased	—	—
Accretion of Income	(241)	(314)
Reclassifications from Non-accretable Difference	—	—
Charge-off of Accretable Yield	—	—
Balance at June 30	$389	$1,478

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Loans (continued)

	June 30, 2012	June 30, 2011

Balance at January 1	$967	$—
New Loans Purchased	—	2,042
Accretion of Income	(784)	(564)
Reclassifications from Non-accretable Difference	206	—
Charge-off of Accretable Yield	—	—
Balance at June 30	$389	$1,478

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and six months ended June 30, 2012. For those purchased loans disclosed above, the Company increases the allowance for loan losses by $75 during the three and six months ended June 30, 2011. No allowances for loan losses were reversed during the same periods.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 34 retail banking offices at June 30, 2012. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Three Months Ended
June 30, 2012
Net Interest Income	$17,163	$7	$10	$(531)	$16,649
Net Gains on Sales of Loans	676	—	—	—	676
Net Gains on Securities	76	—	—	—	76
Trust and Investment Product Fees	2	663	—	(1)	664
Insurance Revenues	6	9	1,343	—	1,358
Noncash Items:
Provision for Loan Losses	391	—	—	—	391
Depreciation and Amortization	1,095	5	105	38	1,243
Income Tax Expense (Benefit)	2,980	(10)	66	(335)	2,701
Segment Profit (Loss)	6,227	(20)	89	(329)	5,967
Segment Assets at June 30, 2012	1,947,075	11,785	8,254	(23,302)	1,943,812

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Segment Information (continued)

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Three Months Ended
June 30, 2011
Net Interest Income	$16,790	$5	$6	$(537)	$16,264
Net Gains on Sales of Loans	379	—	—	—	379
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	495	—	(1)	495
Insurance Revenues	19	2	1,282	(13)	1,290
Noncash Items:
Provision for Loan Losses	1,300	—	—	—	1,300
Depreciation and Amortization	1,175	9	137	38	1,359
Income Tax Expense (Benefit)	2,626	(121)	15	(329)	2,191
Segment Profit (Loss)	5,403	(185)	(11)	(343)	4,864
Segment Assets at December 31, 2011	1,875,417	11,801	7,948	(21,399)	1,873,767

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Six Months Ended
June 30, 2012
Net Interest Income	$34,304	$10	$17	$(1,070)	$33,261
Net Gains on Sales of Loans	1,389	—	—	—	1,389
Net Gains on Securities	94	—	—	—	94
Trust and Investment Product Fees	3	1,359	—	(2)	1,360
Insurance Revenues	16	27	2,706	—	2,749
Noncash Items:
Provision for Loan Losses	1,081	—	—	—	1,081
Depreciation and Amortization	2,204	10	210	75	2,499
Income Tax Expense (Benefit)	5,855	(58)	106	(674)	5,229
Segment Profit (Loss)	12,159	(97)	145	(638)	11,569
Segment Assets at June 30, 2012	1,947,075	11,785	8,254	(23,302)	1,943,812

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Six Months Ended
June 30, 2011
Net Interest Income	$32,429	$7	$13	$(1,078)	$31,371
Net Gains on Sales of Loans	788	—	—	—	788
Net Gains on Securities	—	—	—	1,045	1,045
Trust and Investment Product Fees	2	959	—	(2)	959
Insurance Revenues	40	2	3,313	(16)	3,339
Noncash Items:
Provision for Loan Losses	2,600	—	—	—	2,600
Depreciation and Amortization	2,320	17	273	75	2,685
Income Tax Expense (Benefit)	3,995	(147)	330	(681)	3,497
Segment Profit (Loss)	8,964	(223)	439	329	9,509
Segment Assets at December 31, 2011	1,875,417	11,801	7,948	(21,399)	1,873,767

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 6 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased. As of June 30, 2012, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the program during the six months ended June 30, 2012 and 2011.

Note 7 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2012, the Company has reserved 611,548 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the six months ended June 30, 2012 and 2011, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three and six months ended June 30, 2012 and 2011. The Company recorded no other stock compensation expense applicable to options during the quarter and six months ended June 30, 2012 and 2011 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to June 30, 2012 and 2011.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock, granted in tandem with cash credit entitlements. The incentive awards will typically be in the form of 50% restricted stock grants and 50% cash credit entitlements. The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 5 of the year of grant, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the quarter ended June 30, 2012, the Company granted no shares of restricted stock. During the six months ended June 30, 2012, the Company granted awards of 30,019 shares of restricted stock. During the three and six months ended June 30, 2011, the Company granted awards of 1,266 and 37,467 shares of restricted stock, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	June 30,
	2012	2011
Restricted Stock Expense	$141	$154
Cash Entitlement Expense	133	137
Tax Effect	(111)	(118)
Net of Tax	$163	$173

	Six Months Ended
	June 30,
	2012	2011
Restricted Stock Expense	$308	$308
Cash Entitlement Expense	293	275
Tax Effect	(243)	(236)
Net of Tax	$358	$347

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $601 and $587 as of June 30, 2012 and 2011, respectively.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2012 and 2011, nor was there any unrecognized compensation expense as of June 30, 2012 and 2011 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2012, the Company held $12.1 million in Level 3 securities which consist of $11.8 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

June 30, 2012

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$4,888	$—	$4,888
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	62,667	11,791	74,458
Mortgage-backed Securities-Residential	—	564,875	—	564,875
Equity Securities	320	—	353	673
Total Securities	$320	$632,430	$12,144	$644,894

Loans Held-for-Sale	$—	$8,627	$—	$8,627

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$6,422	$—	$6,422
Corporate Securities	—	—	1,005	1,005
Obligations of State and Political Subdivisions	—	60,027	4,772	64,799
Mortgage-backed Securities-Residential	—	443,934	—	443,934
Equity Securities	331	—	353	684
Total Securities	$331	$510,383	$6,130	$516,844

Loans Held-for-Sale	$—	$21,485	$—	$21,485

There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2012 and December 31, 2011.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

At June 30, 2012, the aggregate fair value of the Loans Held-for-Sale was $8,627 and the aggregate contractual principal balance was $8,529 with a difference of $98. At December 31, 2011, the aggregate fair value of the Loans Held-for-Sale was $21,485 and the aggregate contractual principle balance was $21,225 with a difference of $260.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011:

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2012	2011	2012	2011	2012	2011

Balance of Recurring Level 3 Assets at March 31	$4,075	$4,772	$353	$353	$—	$1,005
Total Gains or Losses (realized/unrealized) Included in earnings	51	—	—	—	—	—
Purchases	7,665	—	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$11,791	$4,772	$353	$353	$—	$1,005

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2012	2011	2012	2011	2012	2011

Balance of Recurring Level 3 Assets at January 1	$4,772	$—	$353	$353	$1,005	$—
Total Gains or Losses (realized/unrealized) Included in earnings	51	—	—	—	—	—
Maturities / Calls	(697)	—	—	—	(1,005)	—
Purchases	7,665	4,772	—	—	—	1,005
Balance of Recurring Level 3 Assets at June 30	$11,791	$4,772	$353	$353	$—	$1,005

The fair value for nineteen obligations of state and political subdivisions with a fair value of $7.665 million as of June 30, 2012 were placed into Level 3 at the time of purchase because quoted prices or market prices of similar securities were not available. These fair values were calculated using discounted cash flows or other market indicators. Level 3 pricing was obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. This fair value method is consistent with the fair value methodology used on the existing obligations of state and political subdivisions in Level 3 at January 1, 2012.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,455	$1,455
Commercial Real Estate Loans	—	—	2,308	2,308

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,940 with a valuation allowance of $5,177, resulting in a decreased provision for loan losses of $200 for the three months ended June 30, 2012 and an additional provision for loan losses of $633 for the six months ended June 30, 2012. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,729 with a valuation allowance of $4,911, resulting in an additional provision for loan losses of $4,226 for the year ended December 31, 2011.

Other Real Estate is measured at the lower of carrying or fair value less costs to sell. No charge to earnings was included in the three or six months ended June 30, 2012 and 2011. Other Real Estate, which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $250 at December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

				Range
		Valuation		(Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)
Impaired Loans - Commercial	$2,308	Sales comparison	Adjustment for physical	20%-75%
Real Estate Loans		approach	condition of comparable	(63%)
		Income approach	properties sold
		Cost approach	Adjustment for net operating
			income generated by the
			property
			Adjustment for investor rates
			of return

Impaired Loans - Commercial	$1,455	Sales comparison	Adjustment for differences	10%-60%
and Industrial Loans		approach	between the comparable sales	(30%)

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending June 30, 2012 and December 31, 2011. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at
		June 30, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$46,868	$31,537	$15,331	$—	$46,868
Securities Held-to-Maturity	346	—	351	—	351
FHLB Stock and Other Restricted Stock	8,340	N/A	N/A	N/A	N/A
Loans, Net	1,124,483	—	—	1,132,078	1,132,078
Accrued Interest Receivable	7,080	—	2,090	4,990	7,080
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,247,770)	(1,247,770)	—	—	(1,247,770)
Time Deposits	(355,470)	—	(360,808)	—	(360,808)
Short-term Borrowings	(62,175)	—	(62,175)	—	(62,175)
Long-term Debt	(80,957)	—	(58,494)	(26,598)	(85,092)
Accrued Interest Payable	(1,605)	—	(1,158)	(447)	(1,605)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

	December 31, 2011
	Carrying	Fair
	Value	Value
Financial Assets:
Cash and Short-term Investments	$67,089	$67,089
Securities Held-to-Maturity	690	697
FHLB Stock and Other Restricted Stock	8,340	N/A
Loans, Net	1,100,863	1,111,532
Accrued Interest Receivable	7,793	7,793
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,181,919)	(1,181,919)
Time Deposits	(374,279)	(380,584)
Short-term Borrowings	(40,019)	(40,019)
Long-term Debt	(90,974)	(96,047)
Accrued Interest Payable	(1,884)	(1,884)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—
Standby Letters of Credit	—	—
Commitments to Sell Loans	—	—

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 8 – Fair Value (continued)

Cash and Short-Term Investments:

The carrying amount of cash and short-term investments approximate fair values and are classified as Level 1 or Level 2.

Securities Held-to-Maturity:

The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

FHLB Stock and Other Restricted Stock:

It is not practical to determine the fair values of FHLB stock and other restricted stock due to restrictions placed on their transferability.

Loans:

Fair values of loans, excluding loans held for sale and collateral dependent impaired loans having a specific allowance allocation, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued as described previously. The methods utilized to estimate fair value of loans do not necessarily represent an exit price.

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

Long-Term Debt:

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

Off-balance Sheet Instruments:

Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At June 30, 2012 and December 31, 2011, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 9 – Newly Issued but Not Yet Effective Accounting Pronouncements

In December 2011, the FASB issued new guidance ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using IFRS. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2012 and December 31, 2011 and the consolidated results of operations for the three and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2011 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2011 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

During the second quarter and first half of 2012, the Company achieved record levels of earnings. The Company’s second quarter net income totaled $5,967,000, or $0.47 per share, representing an increase of approximately 21% on a per share basis, from the $4,864,000, or $0.39 per share, recorded during the same quarter last year. On a year-to-date basis, 2012 earnings improved to $11,569,000 or $0.92 per share, as compared to $9,509,000, or $0.76 per share for the first six months of 2011 representing an increase of approximately 21% on a per share basis.

The Company’s second quarter and first half of 2012 earnings were positively impacted by a $385,000 or 2% and $1,890,000, or 6%, increase in the level of net interest income as compared to the same periods of 2011. The current year net interest income improvement was largely the result of a higher level of earning assets. Also contributing to the improved level of earnings in the second quarter of 2012 and the first half of 2012 was a lower level of loan loss provision compared with the same periods of 2011.

The Company’s second quarter of 2012 earnings as compared with the second quarter of 2011 were also positively impacted by an increased level of non-interest income driven primarily by a higher level of trust and investment product fees and an increased net gain on the sale of residential mortgage loans. Operating expenses for the second quarter of 2012 remained relatively stable as compared with the second quarter of 2011 increasing by approximately 1%.

The Company’s first half of 2012 earnings as compared with the first half of 2011 were also positively impacted by a lower level of operating expenses. This reduction was largely related to an elevated level of expenses in the first half of 2011 related to the acquisition of American Community Bancorp, Inc. effective January 1, 2011. Somewhat offsetting the positive impact of improved net interest income, a lower level provision for loan losses, and a lower level non-interest expense was a lower level of non-interest revenue. The largest component of the decline was the recognition of a security gain in the first quarter of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community Bancorp, Inc. at the time of acquisition. Also, contributing to the decline in non-interest revenues was a decline in the level of the Company’s contingency revenue generated by its insurance agency subsidiary.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of June 30, 2012, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $162,000 and gross unrealized gains totaled approximately $18,708,000. As of June 30, 2012, held-to-maturity securities had a gross unrecognized gain of approximately $5,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2012 totaled $5,967,000, or $0.47 per share, an increase of $1,103,000 or 23% from the quarter ended June 30, 2011 net income of $4,864,000, or $0.39 per share. The improvement in the second quarter of 2012 earnings from the second quarter of 2011 represented an increase of approximately 21% on a per share basis.

Net income for the six months ended June 30, 2012 totaled $11,569,000, or $0.92 per share, an increase of $2,060,000 or 22% from the six months ended June 30, 2011 net income of $9,509,000, or $0.76 per share. The improvement in the first half of 2012 earnings from the first half of 2011 earnings represented an increase of approximately 21% on a per share basis.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$65,760	$40	0.24%	$86,689	$66	0.30%
Securities:
Taxable	558,788	3,421	2.45%	442,883	3,586	3.24%
Non-taxable	67,796	905	5.34%	44,155	650	5.89%
Total Loans and Leases (2)	1,121,425	15,579	5.58%	1,107,014	16,506	5.98%
Total Interest Earning Assets	1,813,769	19,945	4.42%	1,680,741	20,808	4.96%
Other Assets	137,860			137,280
Less: Allowance for Loan Losses	(16,367)			(14,687)
Total Assets	$1,935,262			$1,803,334

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$963,060	$457	0.19%	$881,955	$1,239	0.56%
Time Deposits	364,446	1,398	1.54%	391,181	2,009	2.06%
FHLB Advances and Other Borrowings	114,932	1,059	3.71%	114,290	1,009	3.54%
Total Interest-bearing Liabilities	1,442,438	2,914	0.81%	1,387,426	4,257	1.23%
Demand Deposit Accounts	298,580			248,055
Other Liabilities	19,516			13,685
Total Liabilities	1,760,534			1,649,166
Shareholders’ Equity	174,728			154,168
Total Liabilities and Shareholders’ Equity	$1,935,262			$1,803,334

Cost of Funds			0.65%			1.01%
Net Interest Income		$17,031			$16,551
Net Interest Margin			3.77%			3.95%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $385,000 or 2% (an increase of $480,000 or 3% on a tax-equivalent basis) for the quarter ended June 30, 2012 compared with the same quarter of 2011. The increased net interest income during the first quarter of 2012 compared with the first quarter of 2011 was driven by a higher level of earning assets including both modest average loan growth and growth in the securities portfolio which resulted from growth of the Company’s deposit base.

Average earning assets increased by approximately $133.0 million for the three months ended June 30, 2012 compared with the same period of 2011. Average loans outstanding increased $14.4 million during the three months ended June 30, 2012 compared with the second quarter of 2011. Average federal funds sold and other short-term investments decreased by $20.9 million during the second quarter of 2012 compared with the same quarter of 2011. The average securities portfolio increased approximately $139.5 million, or 29%, in the three months ended June 30, 2012 compared with the second quarter of 2011. The key driver of the increased securities portfolio was the decline in the federal funds sold position and an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000). The increase in average core deposits totaled $104.1 million, or approximately 7%, during the second quarter of 2012 compared with the second quarter of 2011.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.77% for the second quarter of 2012 compared to 3.95% during the second quarter of 2011. The yield on earning assets totaled 4.42% during the quarter ended June 30, 2012 compared to 4.96% in the same period of 2011 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.65% during the quarter ended June 30, 2012 compared to 1.01% in the same period of 2011.

The decline in the net interest margin in the second quarter of 2012 compared with the second quarter of 2011 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a very competitive marketplace for lending opportunities. Accretion of loan discounts on certain acquired loans contributed approximately 18 basis points on an annualized basis to the net interest margin in the quarter ended June 30, 2012 compared to approximately 25 basis points during the second quarter of 2011. The decline in the Company’s cost of funds by approximately 36 basis points during the second quarter of 2012 compared to the second quarter 2011 was driven by a continued decline in deposit rates.

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented (1).

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$62,950	$73	0.23%	$98,393	$131	0.27%
Securities:
Taxable	538,651	6,747	2.50%	399,509	6,430	3.22%
Non-taxable	67,328	1,802	5.36%	41,940	1,218	5.81%
Total Loans and Leases (2)	1,117,706	31,427	5.65%	1,110,642	32,809	5.95%
Total Interest Earning Assets	1,786,635	40,049	4.50%	1,650,484	40,588	4.95%
Other Assets	138,208			140,575
Less: Allowance for Loan Losses	(16,133)			(14,230)
Total Assets	$1,908,710			$1,776,829

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$940,241	$983	0.21%	$843,662	$2,505	0.60%
Time Deposits	364,472	2,918	1.61%	395,806	4,136	2.11%
FHLB Advances and Other Borrowings	116,956	2,128	3.66%	122,588	2,028	3.34%
Total Interest-bearing Liabilities	1,421,669	6,029	0.85%	1,362,056	8,669	1.28%
Demand Deposit Accounts	295,222			245,851
Other Liabilities	19,469			13,814
Total Liabilities	1,736,360			1,621,721
Shareholders’ Equity	172,350			155,108
Total Liabilities and Shareholders’ Equity	$1,908,710			$1,776,829

Cost of Funds			0.68%			1.06%
Net Interest Income		$34,020			$31,919
Net Interest Margin			3.82%			3.89%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,890,000 or 6% (an increase of $2,101,000 or 7% on a tax-equivalent basis) for the six months ended June 30, 2012 compared with the same period of 2011. The increased net interest income during the first half of 2012 compared with the first half of 2011 was driven by a higher level of earning assets including both modest average loan growth and growth in the securities portfolio which resulted from growth of the Company’s deposit base.

Average earning assets increased by approximately $136.2 million for the six months ended June 30, 2012 compared with the same period of 2011. Average loans outstanding increased $7.1 million during the six months ended June 30, 2012 compared with the second period of 2011. Average federal funds sold and other short-term investments decreased by $35.4 million during the six months ended June 30, 2012 compared with the same period of 2011. The average securities portfolio increased approximately $164.5 million, or 37%, in the six months ended June 30, 2012 compared with the first half of 2011. The key driver of the increased securities portfolio was the decline in the federal funds sold position and an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000). The increase in average core deposits totaled $120.1 million, or approximately 9%, during the first six months of 2012 compared with the same period of 2011.

The tax equivalent net interest margin was 3.82% for the six months ended June 30, 2012 compared to 3.89% during the same period of 2011. The yield on earning assets totaled 4.50% during the six months ended June 30, 2012 compared to 4.95% in the same period of 2011 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.68% during the six months ended June 30, 2012 compared to 1.06% in the same period of 2011.

As was the case in the quarterly comparison, the decline in the net interest margin in the first half of 2012 compared with the first half of 2011 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a very competitive marketplace for lending opportunities. Accretion of loan discounts on certain acquired loans contributed approximately 18 basis points on an annualized basis to the net interest margin in the six months ended June 30, 2012 compared to approximately 21 basis points during the same period of 2011. The decline in the Company’s cost of funds by approximately 38 basis points during the first half of 2012 compared to the first half of 2011 was driven by a continued decline in deposit rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. The provision for loan losses totaled $391,000 during the quarter ended June 30, 2012, a decrease of $909,000 or 70% compared to the provision of $1,300,000 during the quarter ended June 30, 2011. The provision for loan losses totaled $1,081,000 for the six months ended June 30, 2012, a decrease of $1,519,000 or 58% compared to the provision of $2,600,000 during the six months ended June 30, 2011. The decline in the provision for loan losses in the three and six month periods ended June 30, 2012 compared with the same periods of 2011 was attributable to a reduced level of net charge-offs, lower levels of non-performing loans, and a lower level of adversely classified loans.

During the second quarter of 2012, the annualized provision for loan losses represented 0.14% of average loans outstanding compared with 0.47% on an annualized basis of average loans outstanding during the second quarter of 2011. Net charge-offs totaled $464,000 or 0.17% on an annualized basis of average loans outstanding during the three months ended June 30, 2012, compared with $693,000 or 0.25% on an annualized basis of average loans outstanding during the same period of 2011.

During the six months ended June 30, 2012, the annualized provision for loan losses represented 0.19% of average loans outstanding compared with 0.47% on an annualized basis of average loans outstanding during the first half of 2011. Net charge-offs totaled $700,000 or 0.13% on an annualized basis of average loans outstanding during the six months ended June 30, 2012, compared with $1,137,000 or 0.20% on an annualized basis of average loans outstanding during the same period of 2011.

The provision for loan losses made during the three and six months ended June 30, 2012 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2012, non-interest income totaled $4,833,000, an increase of $471,000 or 11% compared with the second quarter of 2011.

			Change from
Non-interest Income	Three Months		Prior Period
(dollars in thousands)	Ended June 30,		Amount	Percent
	2012	2011	Change	Change
Trust and Investment Product Fees	$664	$495	$169	34%
Service Charges on Deposit Accounts	1,017	1,074	(57)	(5)
Insurance Revenues	1,358	1,290	68	5
Company Owned Life Insurance	266	250	16	6
Interchange Fee Income	460	378	82	22
Other Operating Income	316	496	(180)	(36)
Subtotal	4,081	3,983	98	2
Net Gains on Sales of Loans	676	379	297	78
Net Gains on Securities	76	—	76	n/m
Total Non-interest Income	$4,833	$4,362	$471	11

n/m = not meaningful

Trust and investment product fees increased $169,000, or 34%, during the three months ended June 30, 2012 compared with the same period of 2011. The increase was primarily attributable to an increased level of trust revenues generated by a significant expansion of trust assets under management during the past several quarters. Other operating income decreased $180,000 or 36% during the quarter ended June 30, 2012 compared with the second quarter of 2011. The decline was primarily related to a net loss on the sale of other real estate during the quarter ended June 30, 2012 compared with a net gain on sale of other real estate during second quarter of 2011.

Net gains on sales of loans increased $297,000, or 78%, during the second quarter of 2012 compared with the second quarter of 2011. Loan sales totaled $36.3 million during the second quarter of 2012 compared with $16.9 million during the second quarter of 2011.

During the six months ended June 30, 2012, non-interest income totaled $9,634,000, a decrease of $742,000 or 7% compared with the first six months of 2011.

			Change from
Non-interest Income	Six Months		Prior Period
(dollars in thousands)	Ended June 30,		Amount	Percent
	2012	2011	Change	Change
Trust and Investment Product Fees	$1,360	$959	$401	42%
Service Charges on Deposit Accounts	1,952	2,015	(63)	(3)
Insurance Revenues	2,749	3,339	(590)	(18)
Company Owned Life Insurance	510	603	(93)	(15)
Interchange Fee Income	891	731	160	22
Other Operating Income	689	896	(207)	(23)
Subtotal	8,151	8,543	(392)	(5)
Net Gains on Sales of Loans	1,389	788	601	76
Net Gains on Securities	94	1,045	(951)	(91)
Total Non-interest Income	$9,634	$10,376	$(742)	(7)

Trust and investment product fees increased 42% during the six months ended June 30, 2012 compared with the same period of 2011. The increase was primarily attributable to increased trust revenues supplemented by increased retail brokerage revenues. Insurance revenues decreased approximately 18% during the six months ended June 30, 2012 as compared to the first half of 2011 as a result of lower contingency revenue. Contingency revenue totaled $88,000 during the six months ended June 30, 2012 compared with contingency revenue of $872,000 in the first half of 2011. The fluctuation in contingency revenue during 2012 and 2011 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Net interchange revenues related to debit cards increased approximately 22% during the first half of 2012 compared with the six months ended June 30, 2011 primarily due to increased customer utilization. Other operating income decreased 23% during the six months ended June 30, 2012 compared with the same period of 2011. The decline was primarily related to net a net loss on the sale of other real estate during the six months ended June 30, 2012 compared with a net gain on sale of other real estate during first half of 2011.

Net gains on sales of loans increased $601,000, or 76%, during the six months ended June 30, 2012 compared with the same period of 2011. Loan sales totaled $90.4 million during the six months ended June 30, 2012 compared with $53.3 million during the same period of 2011. The net gain on securities declined $951,000, or 91%, during the first half of 2012 compared with the first six months of 2011. The Company realized a net gain on securities of $1,045,000 during the first half of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

Non-interest Expense:

During the quarter ended June 30, 2012, non-interest expense totaled $12,423,000, an increase of $152,000 or 1% compared with the second quarter of 2011.

			Change from
Non-interest Expense	Three Months		Prior Period
(dollars in thousands)	Ended June 30,		Amount	Percent
	2012	2011	Change	Change
Salaries and Employee Benefits	$6,828	$6,722	$106	2%
Occupancy, Furniture and Equipment Expense	1,785	1,841	(56)	(3)
FDIC Premiums	283	382	(99)	(26)
Data Processing Fees	321	395	(74)	(19)
Professional Fees	587	499	88	18
Advertising and Promotion	396	314	82	26
Intangible Amortization	423	498	(75)	(15)
Other Operating Expenses	1,800	1,620	180	11
Total Non-interest Expense	$12,423	$12,271	$152	1

Salaries and employee benefits increased 2% during the quarter ended June 30, 2012 compared with the second quarter of 2011. The increase was largely related to a modestly increased level of full-time equivalent employees. The Company’s FDIC deposit insurance assessments decreased 26% during the second quarter of 2012 compared with second quarter of 2011 largely due to FDIC premium expense adjustments related to the Bank of Evansville acquisition recorded during the second quarter of 2011.

Data processing fees declined 19% during the quarter ended June 30, 2012 compared the second quarter of 2011. The decline was largely related to running the Company’s existing core processing system and the Bank of Evansville’s core processing system during the second quarter of 2011. The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011. Other operating expenses increased approximately 11% during the quarter ended June 30, 2012 compared with the second quarter of 2011 largely due to an increased level of loan expenses associated with a higher level of residential mortgage loan originations.

During the six months ended June 30, 2012, non-interest expense totaled $25,016,000, a decrease of $1,125,000 or 4% compared with the first six months of 2011.

			Change from
Non-interest Expense	Six Months		Prior Period
(dollars in thousands)	Ended June 30,		Amount	Percent
	2012	2011	Change	Change
Salaries and Employee Benefits	$14,148	$14,123	$25	n/m
Occupancy, Furniture and Equipment Expense	3,557	3,696	(139)	(4)%
FDIC Premiums	580	896	(316)	(35)
Data Processing Fees	435	1,500	(1,065)	(71)
Professional Fees	1,192	1,104	88	8
Advertising and Promotion	769	617	152	25
Intangible Amortization	865	1,015	(150)	(15)
Other Operating Expenses	3,470	3,190	280	9
Total Non-interest Expense	$25,016	$26,141	$(1,125)	(4)

n/m = not meaningful

The Company’s FDIC deposit insurance assessments decreased 35% during the six months ended June 30, 2012 compared with same period of 2011. This decline was attributable to changes in the deposit insurance assessment calculation which became effective in the second quarter of 2011 related to the Dodd Frank Act.

Data processing fees declined $1,065,000, or 71%, during the six months ended June 30, 2012 compared the first six months of 2011. The decline was largely related to running the Company’s existing core processing system and the Bank of Evansville’s core processing system during the first four months of 2011 and the resolution of a contractual dispute during the first quarter of 2012 related to the acquisition of American Community Bancorp and its banking subsidiary the Bank of Evansville. An expense for the cancellation of a data processing contract was recorded in the first quarter of 2011, and upon resolution of the contractual dispute, a portion of that accrued expense was reversed in the first quarter of 2012. The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011. Other operating expenses increased approximately 9% during the six months ended June 30, 2012 compared with the same period of 2011 largely due to an increased level of loan expenses associated with a higher level of residential mortgage loan originations.

Income Taxes:

The Company’s effective income tax rate was 31.2% and 31.1% during the three months ended June 30, 2012 and 2011. The Company’s effective income tax rate approximated 31.1% and 26.9% during the six months ended June 30, 2012 and 2011. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax. Further lowering the effective tax rate during the first half of 2011 was the non-taxability of the $1.045 million gain on securities related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

FINANCIAL CONDITION

Total assets at June 30, 2012 increased $70.0 million to $1.944 billion compared with $1.874 billion in total assets at December 31, 2011. Securities available-for-sale increased $128.1 million to $644.9 million at June 30, 2012 compared with $516.8 million at year-end 2011. This increase was primarily the result of the re-investment of funds early during the first quarter of 2012 following a security sale transaction late in the fourth quarter of 2011 and deposit growth during the first half of 2012.

Total loans outstanding increased $23.5 million, or approximately 4% on an annualized basis, at June 30, 2012 compared with year-end 2011. The increase in loans was the result of increases in commercial and industrial loans and commercial real estate loans driven in large part to the Company’s entrance into a new lending market during the second quarter of 2012.

End of Period Loan Balances:			Current
(dollars in thousands)	June 30,	December 31,	Period
	2012	2011	Change

Commercial & Industrial Loans	$323,618	$293,172	$30,446
Commercial Real Estate Loans	460,052	452,071	7,981
Agricultural Loans	158,463	167,693	(9,230)
Home Equity & Consumer Loans	116,049	124,479	(8,430)
Residential Mortgage Loans	88,859	86,134	2,725
Total Loans	$1,147,041	$1,123,549	$23,492

The Company’s allowance for loan losses totaled $15.7 million at June 30, 2012 representing an increase of $380,000 or 5% on an annualized basis from year end 2011. The allowance for loan losses represented 1.37% of period end loans at both June 30, 2012 and year-end 2011. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. As of June 30, 2012, the Company held a discount on acquired loans of $4.7 million.

Total deposits increased $47.0 million or approximately 6% on an annualized basis, as of June 30, 2012 compared with year-end 2011 total deposits.

End of Period Deposit Balances:			Current
(dollars in thousands)	June 30,	December 31,	Period
	2012	2011	Change

Non-interest-bearing Demand Deposits	$303,040	$282,335	$20,705
Interest-bearing Demand, Savings,
& Money Market Accounts	944,730	899,584	45,146
Time Deposits < $100,000	259,350	273,663	(14,313)
Time Deposits of $100,000 or more
& Brokered Deposits	96,120	100,616	(4,496)
Total Deposits	$1,603,240	$1,556,198	$47,042
36

The following is an analysis of the Company’s non-performing assets at June 30, 2012 and December 31, 2011:

Non-performing Assets:
(dollars in thousands)
	June 30,	December 31,
	2012	2011
Non-accrual Loans	$13,398	$17,857
Past Due Loans (90 days or more and still accruing)	99	—
Restructured Loans	386	409
Total Non-performing Loans	13,883	18,266
Other Real Estate	4,250	2,343
Total Non-performing Assets	$18,133	$20,609

Non-performing Loans to Total Loans	1.21%	1.63%
Allowance for Loan Loss to Non-performing Loans	113.03%	83.83%

Non-performing assets totaled $18.1 million at June 30, 2012 compared to $20.6 million of non-performing assets at December 31, 2011. Non-performing assets represented 0.93% of total assets at June 30, 2012 compared to 1.10% of total assets at year end 2011. Non-performing loans totaled $13.9 million at June 30, 2012 compared to $18.3 million at year end 2011. Non-performing loans represented 1.21% of total loans at June 30, 2012 compared with 1.63% of total outstanding loans at year end 2011. The reduction in non-performing loans during the first half of 2012 was spread across multiple credit relationships.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of June 30, 2012.

At June 30, 2012, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	June 30,	December 31,
	Purposes	2012	2011

Leverage Ratio	4.00%	7.82%	7.46%
Tier 1 Capital to Risk-adjusted Assets	4.00%	11.27%	10.58%
Total Capital to Risk-adjusted Assets	8.00%	14.08%	13.52%

As of June 30, 2012, shareholders’ equity increased by $9.6 million to $177.2 million compared with $167.6 million at year-end 2011. The increase in shareholders’ equity was primarily attributable to an increase of $8.0 million in retained earnings and an increase of $1.2 million in accumulated other comprehensive income related to an increase in net unrealized gains in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 9.1% of total assets at June 30, 2012 and 8.9% of total assets at December 31, 2011. Shareholders’ equity included $22.3 million of goodwill and other intangible assets at June 30, 2012 compared to $23.2 million of goodwill and other intangible assets at December 31, 2011.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $18.0 million during the six months ended June 30, 2012 ending at $43.2 million. During the six months ended June 30, 2012, operating activities resulted in net cash inflows of $35.8 million. Investing activities resulted in net cash outflows of $109.4 million during the six months ended June 30, 2012 primarily related to the purchase of available for sale securities. Financing activities resulted in net cash inflows for the six months ended June 30, 2012 of $55.7 million primarily the result of increased deposits.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2012, the parent company had approximately $21.5 million of cash and cash equivalents available to meet its cash flow needs.

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

	Interest Rate Sensitivity as of June 30, 2012

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	Amount	% Change	NPV Ratio	Change
+2%	$158,658	(16.60)%	8.50%	(125)b.p.
Base	190,228	—	9.75%	—
-2%	150,491	(20.89)%	7.65%	(210)b.p.

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

Item 4. Controls and Procedures

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended June 30, 2012.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	Of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	under the Plans or Programs (1)
4/1/12 – 4/30/12	—	—	—	272,789
5/1/12 – 5/31/12	—	—	—	272,789
6/1/12 – 6/30/12	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2012 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2012.

Item 6. Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date:	August 3, 2012	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date:	August 3, 2012	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
10.1	The Registrant’s 1992 Stock Option Plan, as amended prior to 2012, is incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed October 14, 1998.
10.2	Amendment to 1992 Stock Option Plan effective April 1, 2012.
10.3	Description of Director Compensation Arrangements for the 12 month period ending at 2013 Annual Reorganization Meeting of the Board of Directors is incorporated by reference from the description included in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed June 29, 2012.
10.4	Description of special bonus paid to Kenneth Sendelweck in June 2012, is incorporated by reference from the description included in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed June 4, 2012.
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101*+	The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

*Exhibits that are furnished, not filed.

+ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

