Form 10-Q
period 2012-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2012-11-09
CIK 714395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Shares, no par value	12,630,646

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

2

*****

INDEX

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Consolidated Balance Sheets – September 30, 2012 and December 31, 2011	4

	Consolidated Statements of Income and Comprehensive Income -
	Three Months Ended September 30, 2012 and 2011	5

	Consolidated Statements of Income and Comprehensive Income -
	Nine Months Ended September 30, 2012 and 2011	6

	Consolidated Statements of Cash Flows – Nine Months Ended
	September 30, 2012 and 2011	7

	Notes to Consolidated Financial Statements – September 30, 2012	8-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40-41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

SIGNATURES		43

INDEX OF EXHIBITS		44

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands except share and per share data)

	September 30,	December 31,
	2012	2011

ASSETS
Cash and Due from Banks	$33,960	$28,366
Federal Funds Sold and Other Short-term Investments	29,828	32,737
Cash and Cash Equivalents	63,788	61,103

Interest-bearing Time Deposits with Banks	2,715	5,986
Securities Available-for-Sale, at Fair Value	612,396	516,844
Securities Held-to-Maturity, at Cost (Fair value of $351 and $697 on September 30, 2012 and December 31, 2011, respectively)	346	690

Loans Held-for-Sale, at Fair Value	18,993	21,485

Loans	1,168,146	1,123,549
Less: Unearned Income	(3,012)	(2,556)
Allowance for Loan Losses	(15,922)	(15,312)
Loans, Net	1,149,212	1,105,681

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	8,340
Premises, Furniture and Equipment, Net	36,730	37,706
Other Real Estate	1,610	2,343
Goodwill	18,865	18,865
Intangible Assets	3,077	4,346
Company Owned Life Insurance	29,975	29,263
Accrued Interest Receivable and Other Assets	16,251	61,115
TOTAL ASSETS	$1,962,298	$1,873,767

LIABILITIES
Non-interest-bearing Demand Deposits	$327,450	$282,335
Interest-bearing Demand, Savings, and Money Market Accounts	933,561	899,584
Time Deposits	358,026	374,279
Total Deposits	1,619,037	1,556,198

FHLB Advances and Other Borrowings	141,074	130,993
Accrued Interest Payable and Other Liabilities	19,218	18,966
TOTAL LIABILITIES	1,779,329	1,706,157

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,631	12,594
Additional Paid-in Capital	95,434	95,039
Retained Earnings	61,996	49,434
Accumulated Other Comprehensive Income	12,908	10,543

TOTAL SHAREHOLDERS’ EQUITY	182,969	167,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,962,298	$1,873,767

End of period shares issued and outstanding	12,630,646	12,594,258

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	September 30,
	2012	2011
INTEREST INCOME
Interest and Fees on Loans	$15,082	$15,933
Interest on Federal Funds Sold and Other Short-term Investments	11	48
Interest and Dividends on Securities:
Taxable	3,235	3,645
Non-taxable	625	479
TOTAL INTEREST INCOME	18,953	20,105

INTEREST EXPENSE
Interest on Deposits	1,622	2,823
Interest on FHLB Advances and Other Borrowings	938	1,079
TOTAL INTEREST EXPENSE	2,560	3,902

NET INTEREST INCOME	16,393	16,203
Provision for Loan Losses	640	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,753	14,903

NON-INTEREST INCOME
Trust and Investment Product Fees	659	602
Service Charges on Deposit Accounts	1,049	1,120
Insurance Revenues	1,469	1,261
Company Owned Life Insurance	213	233
Interchange Fee Income	418	395
Other Operating Income	811	86
Net Gains on Sales of Loans	941	863
Net Gains on Securities	598	—
TOTAL NON-INTEREST INCOME	6,158	4,560

NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,261	6,687
Occupancy Expense	1,066	1,142
Furniture and Equipment Expense	650	621
FDIC Premiums	271	295
Data Processing Fees	311	321
Professional Fees	585	526
Advertising and Promotion	439	383
Intangible Amortization	405	480
Other Operating Expenses	1,740	1,550
TOTAL NON-INTEREST EXPENSE	12,728	12,005

Income before Income Taxes	9,183	7,458
Income Tax Expense	2,891	2,291
NET INCOME	$6,292	$5,167

Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for-Sale, Net	1,186	3,427
Total Other Comprehensive Income	$1,186	$3,427

COMPREHENSIVE INCOME	$7,478	$8,594

Basic Earnings Per Share	$0.50	$0.41
Diluted Earnings Per Share	$0.50	$0.41

Dividends Per Share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited, dollars in thousands except share and per share data)

	Nine Months Ended
	September 30,
	2012	2011
INTEREST INCOME
Interest and Fees on Loans	$46,380	$48,620
Interest on Federal Funds Sold and Other Short-term Investments	84	179
Interest and Dividends on Securities:
Taxable	9,982	10,075
Non-taxable	1,797	1,271
TOTAL INTEREST INCOME	58,243	60,145

INTEREST EXPENSE
Interest on Deposits	5,523	9,464
Interest on FHLB Advances and Other Borrowings	3,066	3,107
TOTAL INTEREST EXPENSE	8,589	12,571

NET INTEREST INCOME	49,654	47,574
Provision for Loan Losses	1,721	3,900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	47,933	43,674

NON-INTEREST INCOME
Trust and Investment Product Fees	2,019	1,561
Service Charges on Deposit Accounts	3,001	3,135
Insurance Revenues	4,218	4,600
Company Owned Life Insurance	723	836
Interchange Fee Income	1,309	1,126
Other Operating Income	1,500	982
Net Gains on Sales of Loans	2,330	1,651
Net Gains on Securities	692	1,045
TOTAL NON-INTEREST INCOME	15,792	14,936

NON-INTEREST EXPENSE
Salaries and Employee Benefits	21,409	20,810
Occupancy Expense	3,219	3,216
Furniture and Equipment Expense	2,054	2,243
FDIC Premiums	851	1,191
Data Processing Fees	746	1,821
Professional Fees	1,777	1,630
Advertising and Promotion	1,208	1,000
Intangible Amortization	1,269	1,495
Other Operating Expenses	5,211	4,740
TOTAL NON-INTEREST EXPENSE	37,744	38,146

Income before Income Taxes	25,981	20,464
Income Tax Expense	8,120	5,788
NET INCOME	$17,861	$14,676

Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for-Sale, Net	2,365	9,097
Total Other Comprehensive Income	$2,365	$9,097

COMPREHENSIVE INCOME	$20,226	$23,773

Basic Earnings Per Share	$1.42	$1.17
Diluted Earnings Per Share	$1.41	$1.17

Dividends Per Share	$0.42	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,861	$14,676
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	3,419	1,491
Depreciation and Amortization	3,584	3,902
Loans Originated for Sale	(125,770)	(71,166)
Proceeds from Sales of Loans Held-for-Sale	130,375	74,658
Loss in Investment in Limited Partnership	—	20
Provision for Loan Losses	1,721	3,900
Gain on Sale of Loans, net	(2,330)	(1,651)
Gain on Securities, net	(692)	(1,045)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(232)	191
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(1)	17
Increase in Cash Surrender Value of Company Owned Life Insurance	(712)	(840)
Equity Based Compensation	463	465
Change in Assets and Liabilities:
Interest Receivable and Other Assets	3,716	4,068
Interest Payable and Other Liabilities	(1,048)	(2,339)
Net Cash from Operating Activities	30,354	26,347

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	3,236	5,475
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	100,964	71,619
Redemption of Federal Reserve Bank Stock	—	694
Proceeds from Sales of Securities Available-for-Sale	92,344	—
Purchase of Securities Available-for-Sale	(244,755)	(267,696)
Proceeds from Maturities of Securities Held-to-Maturity	344	815
Proceeds from Redemption of Federal Home Loan Bank Stock	—	1,523
Proceeds from Sales of Loans	7,560	1,364
Loans Made to Customers, net of Payments Received	(55,676)	16,777
Proceeds from Sales of Other Real Estate	3,827	3,461
Property and Equipment Expenditures	(3,091)	(2,377)
Proceeds from Sales of Property and Equipment	1	12
Acquire Capitalized Lease	—	(6)
Acquisition of American Community Bancorp, Inc.	—	55,780
Net Cash from Investing Activities	(95,246)	(112,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	62,876	163,950
Change in Short-term Borrowings	30,090	(34,112)
Repayments of Long-term Debt	(20,059)	(5,045)
Issuance of Common Stock	35	12
Employee Stock Purchase Plan	(66)	(25)
Dividends Paid	(5,299)	(5,284)
Net Cash from Financing Activities	67,577	119,496

Net Change in Cash and Cash Equivalents	2,685	33,284
Cash and Cash Equivalents at Beginning of Year	61,103	19,271
Cash and Cash Equivalents at End of Period	$63,788	$52,555
Cash Paid During the Period for
Interest	$9,411	$13,317
Income Taxes	6,484	5,156

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$2,862	$3,409
Accounts Receivable Transferred to Securities	(43,167)	—

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Note 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	September 30,
	2012	2011
Basic Earnings per Share:
Net Income	$6,292	$5,167
Weighted Average Shares Outstanding	12,628,335	12,593,521
Basic Earnings per Share	$0.50	$0.41

Diluted Earnings per Share:
Net Income	$6,292	$5,167

Weighted Average Shares Outstanding	12,628,335	12,593,521
Potentially Dilutive Shares, Net	20,589	4,691
Diluted Weighted Average Shares Outstanding	12,648,924	12,598,212
Diluted Earnings per Share	$0.50	$0.41

Stock options for 99,275 shares of common stock were not considered in computing diluted earnings per share for the quarter ended September 30, 2011 because they were anti-dilutive. There were no anti-dilutive shares for the quarter ended September 30, 2012.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended
	September 30,
	2012	2011
Basic Earnings per Share:
Net Income	$17,861	$14,676
Weighted Average Shares Outstanding	12,618,863	12,577,558
Basic Earnings per Share	$1.42	$1.17

Diluted Earnings per Share:
Net Income	$17,861	$14,676

Weighted Average Shares Outstanding	12,618,863	12,577,558
Potentially Dilutive Shares, Net	15,009	5,719
Diluted Weighted Average Shares Outstanding	12,633,872	12,583,277
Diluted Earnings per Share	$1.41	$1.17

Stock options for 89,275 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2011 because they were anti-dilutive. There were no anti-dilutive shares for the nine months ended September 30, 2012.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2012 and December 31, 2011, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
September 30, 2012
U.S. Treasury and Agency Securities	$3,578	$47	$—	$3,625
Obligations of State and Political Subdivisions	69,630	5,223	—	74,853
Mortgage-backed Securities - Residential	518,123	15,147	(58)	533,212
Equity Securities	684	22	—	706
Total	$592,015	$20,439	$(58)	$612,396

December 31, 2011
U.S. Treasury and Agency Securities	$6,340	$82	$—	$6,422
Corporate Securities	1,003	2	—	1,005
Obligations of State and Political Subdivisions	60,606	4,195	(2)	64,799
Mortgage-backed Securities - Residential	431,495	12,529	(90)	443,934
Equity Securities	684	—	—	684
Total	$500,128	$16,808	$(92)	$516,844

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2012 and December 31, 2011, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Securities Held-to-Maturity:
September 30, 2012
Obligations of State and Political Subdivisions	$346	$5	$—	$351

December 31, 2011
Obligations of State and Political Subdivisions	$690	$7	$—	$697

The amortized cost and fair value of Securities at September 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$2,372	$2,385
Due after one year through five years	14,817	15,273
Due after five years through ten years	26,967	29,072
Due after ten years	29,052	31,748
Mortgage-backed Securities - Residential	518,123	533,212
Equity Securities	684	706
Totals	$592,015	$612,396

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	346	351
Due after five years through ten years	—	—
Due after ten years	—	—
Totals	$346	$351

Below is a summary of securities with unrealized losses as of September 30, 2012 and December 31, 2011, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At September 30, 2012:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	—	—	—	—	—	—
Mortgage-backed Securities - Residential	5,992	(58)	—	—	5,992	(58)
Equity Securities	—	—	—	—	—	—
Total	$5,992	$(58)	$—	$—	$5,992	$(58)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At December 31, 2011:
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	203	(2)	—	—	203	(2)
Mortgage-backed Securities - Residential	39,947	(90)	—	—	39,947	(90)
Equity Securities	—	—	—	—	—	—
Total	$40,150	$(92)	$—	$—	$40,150	$(92)

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

Note 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. The notional amount of these interest rate swaps was $6.1million at September 30, 2012. The fair value of these contracts combined was $6 as associated gains and losses nearly offset.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 5 – Loans

Loans were comprised of the following classifications at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Commercial:
Commercial and Industrial Loans and Leases	$328,058	$293,172
Commercial Real Estate Loans	467,666	452,071
Agricultural Loans	165,198	167,693
Retail:
Home Equity Loans	73,828	77,070
Consumer Loans	42,652	47,409
Residential Mortgage Loans	90,744	86,134
Subtotal	1,168,146	1,123,549
Less: Unearned Income	(3,012)	(2,556)
Allowance for Loan Losses	(15,922)	(15,312)
Loans, Net	$1,149,212	$1,105,681

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending September 30, 2012 and 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2012
Beginning Balance	$4,707	$8,732	$890	$181	$227	$391	$564	$15,692
Provision for Loan Losses	193	376	21	21	12	(12)	29	640
Recoveries	8	62	—	—	35	2	—	107
Loans Charged-off	(54)	(351)	—	(7)	(63)	(42)	—	(517)
Ending Balance	$4,854	$8,819	$911	$195	$211	$339	$593	$15,922

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2011
Beginning Balance	$4,292	$7,697	$733	$213	$400	$746	$699	$14,780
Provision for Loan Losses	90	1,120	(5)	108	54	57	(124)	1,300
Recoveries	90	28	—	2	37	—	—	157
Loans Charged-off	(82)	(714)	—	(29)	(85)	(161)	—	(1,071)
Ending Balance	$4,390	$8,131	$728	$294	$406	$642	$575	$15,166

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the activity in the allowance for loan losses by portfolio class for the nine months ending September 30, 2012 and 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	1,466	232	(15)	(9)	141	59	(153)	1,721
Recoveries	57	88	—	1	99	11	—	256
Loans Charged-off	(162)	(798)	—	(55)	(219)	(133)	—	(1,367)
Ending Balance	$4,854	$8,819	$911	$195	$211	$339	$593	$15,922

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2011
Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	845	2,007	(22)	194	138	395	343	3,900
Recoveries	96	131	—	5	96	15	—	343
Loans Charged-off	(264)	(1,504)	—	(125)	(190)	(311)	—	(2,394)
Ending Balance	$4,390	$8,131	$728	$294	$406	$642	$575	$15,166

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2012 and December 31, 2011:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
September 30, 2012
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$5,433	$1,281	$4,152	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,392	3,497	4,646	911	195	211	339	593
Acquired with Deteriorated Credit Quality	97	76	21	—	—	—	—	—
Total Ending Allowance Balance	$15,922	$4,854	$8,819	$911	$195	$211	$339	$593
Loans:
Loans Individually Evaluated for Impairment	$11,817	$2,669	$9,148	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,149,752	323,974	450,332	167,851	74,068	42,630	90,897	—
Loans Acquired with Deteriorated Credit Quality	11,940	2,324	9,313	—	—	152	151	—
Total Ending Loans Balance (1)	$1,173,509	$328,967	$468,793	$167,851	$74,068	$42,782	$91,048	$—

(1) Total recorded investment in loans includes $5,363 in accrued interest.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

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

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses as of September 30, 2012 and December 31, 2011:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
September 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$116	$95	$—
Commercial Real Estate Loans	2,116	2,066	—
Agricultural Loans	—	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,696	2,683	1,357
Commercial Real Estate Loans	7,123	7,110	4,173
Agricultural Loans	—	—	—
Total	$12,051	$11,954	$5,530

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

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

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses for the three month period ended September 30, 2012 and 2011:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
September 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$139	$1	$1
Commercial Real Estate Loans	3,353	12	12
Agricultural Loans	—	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,749	4	3
Commercial Real Estate Loans	7,179	6	5
Agricultural Loans	—	—	—
Total	$13,420	$23	$21

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
September 30, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$105	$6	$6
Commercial Real Estate Loans	4,362	14	14
Agricultural Loans	—	—	—

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,467	3	3
Commercial Real Estate Loans	7,777	14	13
Agricultural Loans	—	—	—
Total	$15,711	$37	$36

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses for the nine month period ended September 30, 2012 and 2011:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
September 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$298	$3	$3
Commercial Real Estate Loans	5,023	17	17
Agricultural Loans	49	2	2

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,795	7	6
Commercial Real Estate Loans	7,003	17	14
Agricultural Loans	—	—	—
Total	$15,168	$46	$42

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
September 30, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$345	$9	$9
Commercial Real Estate Loans	3,603	46	46
Agricultural Loans	25	6	6

With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,009	9	9
Commercial Real Estate Loans	10,046	50	47
Agricultural Loans	—	—	—
Total	$18,028	$120	$117

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

			Loans Past Due
			90 Days or More
	Non-Accrual		& Still Accruing
	2012	2011	2012	2011

Commercial and Industrial Loans and Leases	$2,596	$3,471	$—	$—
Commercial Real Estate Loans	8,847	13,289	—	—
Agricultural Loans	—	—	—	—
Home Equity Loans	111	90	—	—
Consumer Loans	168	259	—	—
Residential Mortgage Loans	422	748	—	—
Total	$12,144	$17,857	$—	$—

Non-accrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011:

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
September 30, 2012
Commercial and Industrial Loans and Leases	$328,967	$415	$6	$447	$868	$328,099
Commercial Real Estate Loans	468,793	145	—	3,237	3,382	465,411
Agricultural Loans	167,851	20	99	—	119	167,732
Home Equity Loans	74,068	497	160	110	767	73,301
Consumer Loans	42,782	218	56	8	282	42,500
Residential Mortgage Loans	91,048	2,496	507	421	3,424	87,624
Total (1)	$1,173,509	$3,791	$828	$4,223	$8,842	$1,164,667

(1) Total recorded investment in loans includes $5,363 in accrued interest.

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2011
Commercial and Industrial Loans and Leases	$294,087	$220	$—	$1,141	$1,361	$292,726
Commercial Real Estate Loans	453,318	381	148	5,920	6,449	446,869
Agricultural Loans	170,513	10	—	—	10	170,503
Home Equity Loans	77,323	176	6	90	272	77,051
Consumer Loans	47,595	287	117	221	625	46,970
Residential Mortgage Loans	86,469	2,752	893	748	4,393	82,076
Total (1)	$1,129,305	$3,826	$1,164	$8,120	$13,110	$1,116,195

(1) Total recorded investment in loans includes $5,756 in accrued interest.

Troubled Debt Restructurings:

The Company has allocated $195 of specific reserves on $375 in principal to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012. The Company had allocated $198 of specific reserves on $409 in principal to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. The Company has not committed to lending any additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three and nine months ended September 30, 2012, no troubled debt restructurings occurred. For the three months ended September 30, 2011, no troubled debt restructurings occurred. For the nine months ended September 30, 2011, one troubled debt restructuring occurred. Pre-modification and post-modification outstanding recorded investment for this loan totaled $284 and $50, respectively. The modification of the terms of this loan included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The troubled debt restructurings resulted in no charge-offs for the three and nine months ended September 30, 2012. The troubled debt restructuring resulted in no charge-offs for the three months ended September 30, 2011 and $145 during the nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012 and 2011, there were no payment defaults within the twelve months following modification for troubled debt restructurings.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the Company’s internal underwriting policy.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial and Industrial Loans and Leases	$297,257	$13,247	$18,463	$—	$328,967
Commercial Real Estate Loans	425,660	20,082	23,051	—	468,793
Agricultural Loans	162,916	2,562	2,373	—	167,851
Total	$885,833	$35,891	$43,887	$—	$965,611

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial and Industrial Loans and Leases	$264,037	$16,188	$13,862	$—	$294,087
Commercial Real Estate Loans	396,057	28,272	28,989	—	453,318
Agricultural Loans	165,153	2,744	2,616	—	170,513
Total	$825,247	$47,204	$45,467	$—	$917,918

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of September 30, 2012 and December 31, 2011:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
September 30, 2012
Performing	$73,957	$42,614	$90,626
Nonperforming	111	168	422
Total	$74,068	$42,782	$91,048

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2011
Performing	$77,233	$47,336	$85,721
Nonperforming	90	259	748
Total	$77,323	$47,595	$86,469

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

September 30, 2012

Commercial and Industrial Loans	$2,324
Commercial Real Estate Loans	9,313
Home Equity Loans	—
Consumer Loans	152
Residential Mortgage Loans	151
Total	$11,940

Carrying amount, Net of Allowance	$11,843

December 31, 2011

Commercial and Industrial Loans	$2,596
Commercial Real Estate Loans	13,209
Home Equity Loans	—
Consumer Loans	164
Residential Mortgage Loans	152
Total	$16,121

Carrying amount, Net of Allowance	$16,044

Accretable yield, or income expected to be collected, is as follows:

	September 30, 2012	September 30, 2011

Balance at July 1	$389	$1,478
New Loans Purchased	—	—
Accretion of Income	(223)	(359)
Reclassifications from Non-accretable Difference	262	129
Charge-off of Accretable Yield	—	(74)
Balance at September 30	$428	$1,174

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

	September 30, 2012	September 30, 2011

Balance at January 1	$967	$—
New Loans Purchased	—	2,042
Accretion of Income	(1,007)	(923)
Reclassifications from Non-accretable Difference	468	129
Charge-off of Accretable Yield	—	(74)
Balance at September 30	$428	$1,174

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and nine months ended September 30, 2012. For those purchased loans disclosed above, the Company increased the allowance for loan losses by $96 and $171 during the three and nine months ended September 30, 2011. No allowances for loan losses were reversed during the same periods.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 35 banking offices at September 30, 2012. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Three Months Ended September 30, 2012
Net Interest Income	$16,909	$6	$9	$(531)	$16,393
Net Gains on Sales of Loans	941	—	—	—	941
Net Gains on Securities	598	—	—	—	598
Trust and Investment Product Fees	—	659	—	—	659
Insurance Revenues	3	5	1,461	—	1,469
Noncash Items:
Provision for Loan Losses	640	—	—	—	640
Depreciation and Amortization	941	6	101	37	1,085
Income Tax Expense (Benefit)	3,186	(45)	70	(320)	2,891
Segment Profit (Loss)	6,578	(71)	100	(315)	6,292
Segment Assets at September 30, 2012	1,964,276	11,724	7,914	(21,616)	1,962,298

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

NOTE 6 – Segment Information (continued)

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Three Months Ended September 30, 2011
Net Interest Income	$16,726	$7	$6	$(536)	$16,203
Net Gains on Sales of Loans	863	—	—	—	863
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	—	603	—	(1)	602
Insurance Revenues	16	7	1,238	—	1,261
Noncash Items:
Provision for Loan Losses	1,300	—	—	—	1,300
Depreciation and Amortization	1,072	4	103	38	1,217
Income Tax Expense (Benefit)	2,717	(100)	(11)	(315)	2,291
Segment Profit (Loss)	5,595	(151)	(21)	(256)	5,167
Segment Assets at December 31, 2011	1,875,417	11,801	7,948	(21,399)	1,873,767

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Nine Months Ended September 30, 2012
Net Interest Income	$51,213	$16	$26	$(1,601)	$49,654
Net Gains on Sales of Loans	2,330	—	—	—	2,330
Net Gains on Securities	692	—	—	—	692
Trust and Investment Product Fees	3	2,018	—	(2)	2,019
Insurance Revenues	19	32	4,167	—	4,218
Noncash Items:
Provision for Loan Losses	1,721	—	—	—	1,721
Depreciation and Amortization	3,145	16	311	112	3,584
Income Tax Expense (Benefit)	9,041	(103)	176	(994)	8,120
Segment Profit (Loss)	18,737	(168)	245	(953)	17,861
Segment Assets at September 30, 2012	1,964,276	11,724	7,914	(21,616)	1,962,298

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Nine Months Ended September 30, 2011
Net Interest Income	$49,155	$14	$19	$(1,614)	$47,574
Net Gains on Sales of Loans	1,651	—	—	—	1,651
Net Gains on Securities	—	—	—	1,045	1,045
Trust and Investment Product Fees	2	1,562	—	(3)	1,561
Insurance Revenues	56	9	4,551	(16)	4,600
Noncash Items:
Provision for Loan Losses	3,900	—	—	—	3,900
Depreciation and Amortization	3,392	21	376	113	3,902
Income Tax Expense (Benefit)	6,712	(247)	319	(996)	5,788
Segment Profit (Loss)	14,559	(374)	418	73	14,676
Segment Assets at December 31, 2011	1,875,417	11,801	7,948	(21,399)	1,873,767

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 (as adjusted for subsequent stock dividends) of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased. As of September 30, 2012, the Company had purchased 334,965 (as adjusted for subsequent stock dividends) shares under the program. No shares were purchased under the program during the nine months ended September 30, 2012 and 2011.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2012, the Company has reserved 611,548 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the nine months ended September 30, 2012 and 2011, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three and nine months ended September 30, 2012 and 2011. The Company recorded no other stock compensation expense applicable to options during the quarter and nine months ended September 30, 2012 and 2011 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to September 30, 2012 and 2011.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock, granted in tandem with cash credit entitlements. The incentive awards will typically be in the form of 50% restricted stock grants and 50% cash credit entitlements. The restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 5 of the year of grant, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the quarter ended September 30, 2012, the Company granted awards of 118 shares of restricted stock. During the nine months ended September 30, 2012, the Company granted awards of 30,137 shares of restricted stock. During the three and nine months ended September 30, 2011, the Company granted awards of 302 and 37,769 shares of restricted stock, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	September 30,
	2012	2011
Restricted Stock Expense	$155	$158
Cash Entitlement Expense	147	138
Tax Effect	(122)	(120)
Net of Tax	$180	$176

	Nine Months Ended
	September 30,
	2012	2011
Restricted Stock Expense	$463	$466
Cash Entitlement Expense	440	413
Tax Effect	(365)	(356)
Net of Tax	$538	$523

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $304 and $296 as of September 30, 2012 and 2011, respectively.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2012 and 2011, nor was there any unrecognized compensation expense as of September 30, 2012 and 2011 for the Employee Stock Purchase Plan.

Note 9 – Fair Value

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2012, the Company held $12.2 million in Level 3 securities which consist of $11.8 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

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

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$3,625	$—	$3,625
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	63,053	11,800	74,853
Mortgage-backed Securities-Residential	—	533,212	—	533,212
Equity Securities	353	—	353	706
Total Securities	$353	$599,890	$12,153	$612,396

Loans Held-for-Sale	$—	$18,993	$—	$18,993

Derivatives	$—	$209	$—	$209

Financial Liabilities Derivatives	$—	$214	$—	$214

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

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

There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2012 and December 31, 2011.

At September 30, 2012, the aggregate fair value of the Loans Held-for-Sale was $18,993, aggregate contractual principal balance was $18,784 with a difference of $209. At December 31, 2011, the aggregate fair value of the Loans Held-for-Sale was $21,485 and the aggregate contractual principle balance was $21,225 with a difference of $260.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011:

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2012	2011	2012	2011	2012	2011

Balance of Recurring Level 3 Assets at June 30	$11,791	$4,772	$353	$353	$—	$1,005
Total Gains or Losses (realized/unrealized) Included in Earnings	9	—	—	—	—	—
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$11,800	$4,772	$353	$353	$—	$1,005

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2012	2011	2012	2011	2012	2011

Balance of Recurring Level 3 Assets at January 1	$4,772	$—	$353	$353	$1,005	$—
Total Gains or Losses (realized/unrealized) Included in Earnings	60	—	—	—	—	—
Maturities / Calls	(697)	—	—	—	(1,005)	—
Purchases	7,665	4,772	—	—	—	1,005
Balance of Recurring Level 3 Assets at September 30	$11,800	$4,772	$353	$353	$—	$1,005

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,326	$1,326
Commercial Real Estate Loans	—	—	2,930	2,930
Other Real Estate
Commercial Real Estate	—	—	150	150
Residential	—	—	—	—

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$2,035	$2,035
Commercial Real Estate Loans	—	—	2,783	2,783
Other Real Estate
Commercial Real Estate	—	—	250	250
Residential	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,786 with a valuation allowance of $5,530, resulting in an additional provision for loan losses of $393 for the three months ended September 30, 2012 and an additional provision for loan losses of $1,023 for the nine months ended September 30, 2012. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,729 with a valuation allowance of $4,911, resulting in an additional provision for loan losses of $4,226 for the year ended December 31, 2011.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $150 at September 30, 2012. A charge to earnings through Other Operating Income of $100 was included in the three and nine months ended September 30, 2012. A charge to earnings through Other Operating Income of $230 was included in the three and nine months ended September 30, 2011. Other Real Estate, which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $250 at December 31, 2011.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

				Range
		Valuation		(Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)
Impaired Loans - Commercial and Industrial Loans	$1,298	Sales comparison approach	Adjustment for differences between the comparable sales	4%-58% (8%)

Impaired Loans - Commercial Real Estate Loans	$2,930	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold	20%-78% (46%)
			Adjustment for net operating income generated by the property
			Adjustment for investor rates of return

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending September 30, 2012 and December 31, 2011. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at
		September 30, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$66,503	$33,960	$32,543	$—	$66,503
Securities Held-to-Maturity	346	—	351	—	351
FHLB Stock and Other Restricted Stock	8,340	N/A	N/A	N/A	N/A
Loans, Net	1,144,984	—	—	1,152,329	1,152,329
Accrued Interest Receivable	7,746	—	1,972	5,774	7,746
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,261,011)	(1,261,011)	—	—	(1,261,011)
Time Deposits	(358,026)	—	(362,656)	—	(362,656)
Short-term Borrowings	(70,109)	—	(70,109)	—	(70,109)
Long-term Debt	(70,965)	—	(48,480)	(26,919)	(75,399)
Accrued Interest Payable	(1,062)	—	(973)	(89)	(1,062)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

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

Off-balance Sheet Instruments:

Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At September 30, 2012 and December 31, 2011, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC. The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 35 banking offices in thirteen Southern Indiana counties. German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2012 and December 31, 2011 and the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2011 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2011 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

During the third quarter and first nine months of 2012, the Company achieved record levels of earnings. The Company’s third quarter net income totaled $6,292,000, or $0.50 per share, representing an increase of approximately 22% on a per share basis, from the $5,167,000, or $0.41 per share, recorded during the same quarter last year. On a year-to-date basis, 2012 earnings improved to $17,861,000 or $1.41 per share, as compared to $14,676,000, or $1.17 per share for the first nine months of 2011 representing an increase of approximately 21% on a per share basis.

The Company’s third quarter and first nine months of 2012 earnings were positively impacted by a $190,000 or 1% and $2,080,000, or 4%, increase in the level of net interest income as compared to the same periods of 2011. The current year net interest income improvement was largely the result of a higher level of earning assets. Also contributing to the improved level of earnings in the third quarter of 2012 and the first nine months of 2012 was a lower level of loan loss provision compared with the same periods of 2011.

The Company’s third quarter of 2012 and year-to-date 2012 earnings as compared with the third quarter of 2011 and year-to-date 2011 were also positively impacted by an increased level of non-interest income. The key drivers in the increased level of quarterly non-interest income was primarily a higher level of insurance revenues, increased levels of gains related to the liquidation of other real estate, and increased gains from sales of securities. The key drivers in the increased level of year-to-date non-interest income was higher trust and investment product fees, increased levels of gains related to the liquidation of other real estate, and higher levels of gains on sales of residential mortgage loans.

The Company’s first nine months of 2012 earnings as compared with the first nine months of 2011 were also positively impacted by a lower level of operating expenses. This reduction was largely related to an elevated level of expenses in the first half of 2011 related to the acquisition of American Community Bancorp, Inc. effective January 1, 2011. The Company’s third quarter of 2012 operating costs were higher than the third quarter of 2011 primarily as a result of an increased level of salaries and benefit costs.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of September 30, 2012, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $58,000 and gross unrealized gains totaled approximately $20,439,000. As of September 30, 2012, held-to-maturity securities had a gross unrecognized gain of approximately $5,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2012 totaled $6,292,000, or $0.50 per share, an increase of $1,125,000 or 22% from the quarter ended September 30, 2011 net income of $5,167,000, or $0.41 per share.

Net income for the nine months ended September 30, 2012 totaled $17,861,000, or $1.41 per share, an increase of $3,185,000 or 22% from the nine months ended September 30, 2011 net income of $14,676,000, or $1.17 per share. The improvement in the first nine months of 2012 earnings compared to the first nine months of 2011 earnings represented an increase of approximately 21% on a per share basis.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$31,575	$11	0.14%	$82,010	$48	0.23%
Securities:
Taxable	558,942	3,235	2.32%	473,399	3,645	3.08%
Non-taxable	75,663	962	5.09%	51,463	737	5.73%
Total Loans and Leases (2)	1,161,325	15,148	5.19%	1,110,637	15,993	5.72%
Total Interest Earning Assets	1,827,505	19,356	4.22%	1,717,509	20,423	4.73%
Other Assets	134,646			135,178
Less: Allowance for Loan Losses	(16,298)			(15,242)
Total Assets	$1,945,853			$1,837,445

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$943,035	$387	0.16%	$879,435	$989	0.45%
Time Deposits	358,477	1,235	1.37%	393,693	1,834	1.85%
FHLB Advances and Other Borrowings	121,340	938	3.08%	128,356	1,079	3.34%
Total Interest-bearing Liabilities	1,422,852	2,560	0.72%	1,401,484	3,902	1.10%
Demand Deposit Accounts	322,003			256,764
Other Liabilities	20,817			16,998
Total Liabilities	1,765,672			1,675,246
Shareholders’ Equity	180,181			162,199
Total Liabilities and Shareholders’ Equity	$1,945,853			$1,837,445

Cost of Funds			0.56%			0.90%
Net Interest Income		$16,796			$16,521
Net Interest Margin			3.66%			3.83%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $190,000 or 1% (an increase of $275,000 or 2% on a tax-equivalent basis) for the quarter ended September 30, 2012 compared with the same quarter of 2011. The increased net interest income during the third quarter of 2012 compared with the third quarter of 2011 was driven by a higher level of earning assets including both average loan growth and growth in the securities portfolio which resulted from growth of the Company’s deposit base.

Average earning assets increased by approximately $110.0 million for the three months ended September 30, 2012 compared with the same period of 2011. Average loans outstanding increased $50.7 million during the three months ended September 30, 2012 compared with the third quarter of 2011. Average federal funds sold and other short-term investments decreased by $50.4 million during the third quarter of 2012 compared with the same quarter of 2011. The average securities portfolio increased approximately $109.7 million, or 21%, in the three months ended September 30, 2012 compared with the third quarter of 2011. The key driver of the increased securities portfolio was the decline in the federal funds sold position and an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000). The increase in average core deposits totaled $100.0 million, or approximately 7%, during the third quarter of 2012 compared with the third quarter of 2011.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.66% for the third quarter of 2012 compared to 3.83% during the third quarter of 2011. The yield on earning assets totaled 4.22% during the quarter ended September 30, 2012 compared to 4.73% in the same period of 2011 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.56% during the quarter ended September 30, 2012 compared to 0.90% in the same period of 2011.

The decline in the net interest margin in the third quarter of 2012 compared with the third quarter of 2011 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a very competitive marketplace for lending opportunities. Accretion of loan discounts on certain acquired loans contributed approximately 6 basis points on an annualized basis to the net interest margin in the quarter ended September 30, 2012 compared to approximately 9 basis points during the third quarter of 2011. The decline in the Company’s cost of funds by approximately 34 basis points during the third quarter of 2012 compared to the third quarter 2011 was driven by a continued decline in deposit rates.

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented (1).

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other Short-term Investments	$52,415	$84	0.21%	$92,872	$179	0.26%
Securities:
Taxable	545,464	9,982	2.44%	424,410	10,075	3.17%
Non-taxable	70,126	2,765	5.26%	45,149	1,956	5.78%
Total Loans and Leases (2)	1,132,352	46,574	5.49%	1,110,640	48,801	5.87%
Total Interest Earning Assets	1,800,357	59,405	4.40%	1,673,071	61,011	4.87%
Other Assets	137,012			138,757
Less: Allowance for Loan Losses	(16,188)			(14,571)
Total Assets	$1,921,181			$1,797,257

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$941,179	$1,370	0.19%	$855,717	$3,495	0.55%
Time Deposits	362,459	4,153	1.53%	395,094	5,969	2.02%
FHLB Advances and Other Borrowings	118,428	3,066	3.46%	124,532	3,107	3.34%
Total Interest-bearing Liabilities	1,422,066	8,589	0.81%	1,375,343	12,571	1.22%
Demand Deposit Accounts	304,214			249,529
Other Liabilities	19,922			14,887
Total Liabilities	1,746,202			1,639,759
Shareholders’ Equity	174,979			157,498
Total Liabilities and Shareholders’ Equity	$1,921,181			$1,797,257

Cost of Funds			0.63%			1.00%
Net Interest Income		$50,816			$48,440
Net Interest Margin			3.77%			3.87%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $2,080,000 or 4% (an increase of $2,376,000 or 5% on a tax-equivalent basis) for the nine months ended September 30, 2012 compared with the same period of 2011. The increased net interest income during the first nine months of 2012 compared with the first nine months of 2011 was driven by a higher level of earning assets including both modest average loan growth and growth in the securities portfolio which resulted from growth of the Company’s deposit base.

Average earning assets increased by approximately $127.3 million for the nine months ended September 30, 2012 compared with the same period of 2011. Average loans outstanding increased $21.7 million during the nine months ended September 30, 2012 compared with the same period of 2011. Average federal funds sold and other short-term investments decreased by $40.5 million during the nine months ended September 30, 2012 compared with the same period of 2011. The average securities portfolio increased approximately $146.0 million, or 31%, in the nine months ended September 30, 2012 compared with the first nine months of 2011. The key driver of the increased securities portfolio was the decline in the federal funds sold position and an increased level of average core deposits. The increase in average core deposits totaled $113.3 million, or approximately 8%, during the first nine months of 2012 compared with the same period of 2011.

The tax equivalent net interest margin was 3.77% for the nine months ended September 30, 2012 compared to 3.87% during the same period of 2011. The yield on earning assets totaled 4.40% during the nine months ended September 30, 2012 compared to 4.87% in the same period of 2011 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.63% during the nine months ended September 30, 2012 compared to 1.00% in the same period of 2011.

As was the case in the quarterly comparison, the decline in the net interest margin in the first nine months of 2012 compared with the first nine months of 2011 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a very competitive marketplace for lending opportunities. Accretion of loan discounts on certain acquired loans contributed approximately 14 basis points on an annualized basis to the net interest margin in the nine months ended September 30, 2012 compared to approximately 17 basis points during the same period of 2011. The decline in the Company’s cost of funds by 37 basis points during the first nine months of 2012 compared to the first nine months of 2011 was driven by a continued decline in deposit rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. The provision for loan losses totaled $640,000 during the quarter ended September 30, 2012, a decrease of $660,000 or 51% compared to the provision of $1,300,000 during the quarter ended September 30, 2011. The provision for loan losses totaled $1,721,000 for the nine months ended September 30, 2012, a decrease of $2,179,000 or 56% compared to the provision of $3,900,000 during the nine months ended September 30, 2011. The decline in the provision for loan losses in the three and nine month periods ended September 30, 2012 compared with the same periods of 2011 was attributable to a reduced level of net charge-offs and lower levels of non-performing loans.

During the third quarter of 2012, the annualized provision for loan losses represented 0.22% of average loans outstanding compared with 0.47% on an annualized basis of average loans outstanding during the third quarter of 2011. Net charge-offs totaled $410,000 or 0.14% on an annualized basis of average loans outstanding during the three months ended September 30, 2012, compared with $914,000 or 0.33% on an annualized basis of average loans outstanding during the same period of 2011.

During the nine months ended September 30, 2012, the annualized provision for loan losses represented 0.20% of average loans outstanding compared with 0.47% on an annualized basis of average loans outstanding during the first nine months of 2011. Net charge-offs totaled $1,111,000 or 0.13% on an annualized basis of average loans outstanding during the nine months ended September 30, 2012, compared with $2,051,000 or 0.25% on an annualized basis of average loans outstanding during the same period of 2011.

The provision for loan losses made during the three and nine months ended September 30, 2012 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2012, non-interest income totaled $6,158,000, an increase of $1,598,000 or 35% compared with the third quarter of 2011.

			Change from
	Three Months		Prior Period
Non-interest Income	Ended September 30,		Amount	Percent
(dollars in thousands)	2012	2011	Change	Change
Trust and Investment Product Fees	$659	$602	$57	9%
Service Charges on Deposit Accounts	1,049	1,120	(71)	(6)
Insurance Revenues	1,469	1,261	208	16
Company Owned Life Insurance	213	233	(20)	(9)
Interchange Fee Income	418	395	23	6
Other Operating Income	811	86	725	843
Subtotal	4,619	3,697	922	25
Net Gains on Sales of Loans	941	863	78	9
Net Gains on Securities	598	—	598	n/m
Total Non-interest Income	$6,158	$4,560	$1,598	35

n/m = not meaningful

Insurance revenues increased $208,000, or 16%, during the quarter ended September 30, 2012, compared with the third quarter of 2011. The increase was largely attributable to higher level of commercial related insurance revenues. Other operating income increased $725,000, or 843%, during the quarter ended September 30, 2012 compared with the third quarter of 2011. The increase in the third quarter of 2012 compared to the third quarter of 2011 was largely related to the net gain on sales of other real estate which totaled approximately $301,000 during the third quarter of 2012 compared with a net loss on sales and write-down of other real estate of $294,000 during the third quarter of 2011.

Net gains on sales of loans totaled $941,000 during the quarter ended September 30, 2012, an increase of $78,000, or 9%, compared with the third quarter of 2011. Loan sales totaled $37.8 million during the third quarter of 2012, compared with $25.0 million during the third quarter of 2011. During the third quarter of 2012, the Company realized a net gain on the sale of securities of $598,000 related to the sale of approximately $40.4 million of securities. There were no securities sales during the third quarter of 2011.

During the nine months ended September 30, 2012, non-interest income totaled $15,792,000, an increase of $856,000 or 6% compared with the first nine months of 2011.

			Change from
	Nine Months		Prior Period
Non-interest Income	Ended September 30,		Amount	Percent
(dollars in thousands)	2012	2011	Change	Change
Trust and Investment Product Fees	$2,019	$1,561	$458	29%
Service Charges on Deposit Accounts	3,001	3,135	(134)	(4)
Insurance Revenues	4,218	4,600	(382)	(8)
Company Owned Life Insurance	723	836	(113)	(14)
Interchange Fee Income	1,309	1,126	183	16
Other Operating Income	1,500	982	518	53
Subtotal	12,770	12,240	530	4
Net Gains on Sales of Loans	2,330	1,651	679	41
Net Gains on Securities	692	1,045	(353)	(34)
Total Non-interest Income	$15,792	$14,936	$856	6

Trust and investment product fees increased 29% during the nine months ended September 30, 2012 compared with the same period of 2011. The increase was primarily attributable to increased trust revenues supplemented by increased retail brokerage revenues. Insurance revenues decreased approximately 8% during the nine months ended September 30, 2012 as compared to the first nine months of 2011 as a result of lower contingency revenue. Contingency revenue totaled $88,000 during the nine months ended September 30, 2012 compared with contingency revenue of $872,000 in the first nine months of 2011. The fluctuation in contingency revenue during 2012 and 2011 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. The decline in contingency revenue was partially offset by an increased level of commercial insurance revenues during 2012 compared with 2011.

Net interchange revenues related to debit cards increased approximately 16% during the first nine months of 2012 compared with the nine months ended September 30, 2011 primarily due to increased customer utilization. Other operating income increased 53% during the nine months ended September 30, 2012 compared with the same period of 2011. The increase was primarily related to a net gain on sales of other real estate during the nine months ended September 30, 2012 compared with a net loss on sales and write-downs of other real estate during first nine months of 2011.

Net gains on sales of loans increased $679,000, or 41%, during the nine months ended September 30, 2012 compared with the same period of 2011. Loan sales totaled $128.2 million during the nine months ended September 30, 2012 compared with $78.4 million during the same period of 2011. The net gain on securities declined $353,000, or 34%, during the first nine months of 2012 compared with the first nine months of 2011. During the first nine months of 2012, the Company realized net gains on the sale of securities of $692,000 related to the sale of approximately $49.5 million of securities. The Company realized a net gain on securities of $1,045,000 during 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

Non-interest Expense:

During the quarter ended September 30, 2012, non-interest expense totaled $12,728,000, an increase of $723,000 or 6% compared with the third quarter of 2011.

			Change from
	Three Months		Prior Period
Non-interest Expense	Ended September 30,		Amount	Percent
(dollars in thousands)	2012	2011	Change	Change
Salaries and Employee Benefits	$7,261	$6,687	$574	9%
Occupancy, Furniture and Equipment
Expense	1,716	1,763	(47)	(3)
FDIC Premiums	271	295	(24)	(8)
Data Processing Fees	311	321	(10)	(3)
Professional Fees	585	526	59	11
Advertising and Promotion	439	383	56	15
Intangible Amortization	405	480	(75)	(16)
Other Operating Expenses	1,740	1,550	190	12
Total Non-interest Expense	$12,728	$12,005	$723	6

Salaries and employee benefits increased 9% during the quarter ended September 30, 2012 compared with the third quarter of 2011. The increase in salaries and benefits during the third quarter of 2012 compared with the third quarter of 2011 was primarily the result of an increased number of full-time equivalent employees, increased costs related to the Company’s partially self-insured health insurance plan and increased commission payout related to higher levels of mortgage loan sales revenues in the secondary market and increased insurance revenues.

During the nine months ended September 30, 2012, non-interest expense totaled $37,744,000, a decrease of $402,000 or 1% compared with the first nine months of 2011.

			Change from
	Nine Months		Prior Period
Non-interest Expense	Ended September 30,		Amount	Percent
(dollars in thousands)	2012	2011	Change	Change
Salaries and Employee Benefits	$21,409	$20,810	$599	3%
Occupancy, Furniture and Equipment
Expense	5,273	5,459	(186)	(3)
FDIC Premiums	851	1,191	(340)	(29)
Data Processing Fees	746	1,821	(1,075)	(59)
Professional Fees	1,777	1,630	147	9
Advertising and Promotion	1,208	1,000	208	21
Intangible Amortization	1,269	1,495	(226)	(15)
Other Operating Expenses	5,211	4,740	471	10
Total Non-interest Expense	$37,744	$38,146	$(402)	(1)

Salaries and employee benefits increased 3% during the nine months ended September 30, 2012 compared with the first nine months of 2011. The increase in salaries and benefits during 2012 compared with 2011 was primarily the result of an increased number of full-time equivalent employees, increased costs related to the Company’s partially self-insured health insurance plan and increased commission payout related to higher levels of mortgage loan sales revenues in the secondary market and increased insurance revenues. During the nine months ended September 30, 2011 approximately $875,000 of merger related salary and benefit costs were incurred related to the acquisition of American Community Bancorp, Inc. which partially mitigated the increases in salaries and benefits during 2012.

The Company’s FDIC deposit insurance assessments decreased 29% during the nine months ended September 30, 2012 compared with same period of 2011. This decline was attributable to changes in the deposit insurance assessment calculation which became effective in the second quarter of 2011 related to the Dodd Frank Act.

Data processing fees declined $1,075,000, or 59%, during the nine months ended September 30, 2012 compared the first nine months of 2011. The decline was largely related to running the Company’s existing core processing system and the Bank of Evansville’s core processing system during the first four months of 2011 and the resolution of a contractual dispute during the first quarter of 2012 related to the acquisition of American Community Bancorp and its banking subsidiary the Bank of Evansville. An expense for the cancellation of a data processing contract was recorded in the first quarter of 2011, and upon resolution of the contractual dispute, a portion of that accrued expense was reversed in the first quarter of 2012. The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011.

Income Taxes:

The Company’s effective income tax rate was 31.5% and 30.7% during the three months ended September 30, 2012 and 2011. The Company’s effective income tax rate approximated 31.3% and 28.3% during the nine months ended September 30, 2012 and 2011. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project, and income generated by subsidiaries domiciled in a state with no state or local income tax. Further lowering the effective tax rate during the first nine months of 2011 was the non-taxability of the $1.045 million gain on securities related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition.

FINANCIAL CONDITION

Total assets at September 30, 2012 increased $88.5 million to $1.962 billion compared with $1.874 billion in total assets at December 31, 2011. Securities available-for-sale increased $95.6 million to $612.4 million at September 30, 2012 compared with $516.8 million at year-end 2011. This increase was primarily the result of the re-investment of funds early during the first quarter of 2012 following a security sale transaction late in the fourth quarter of 2011 and deposit growth during the first nine months of 2012.

Total loans outstanding increased $44.6 million, or approximately 5% on an annualized basis, at September 30, 2012 compared with year-end 2011. The increase in loans was the result of increases in commercial and industrial loans and commercial real estate loans driven in part to the Company’s entrance into a new lending market during the second quarter of 2012 and also growth across the remainder of the Company’s existing markets.

			Current
End of Period Loan Balances:	September 30,	December 31,	Period
(dollars in thousands)	2012	2011	Change

Commercial & Industrial Loans	$328,058	$293,172	$34,886
Commercial Real Estate Loans	467,666	452,071	15,595
Agricultural Loans	165,198	167,693	(2,495)
Home Equity & Consumer Loans	116,480	124,479	(7,999)
Residential Mortgage Loans	90,744	86,134	4,610
Total Loans	$1,168,146	$1,123,549	$44,597

The Company’s allowance for loan losses totaled $15.9 million at September 30, 2012 representing an increase of $610,000 or 5% on an annualized basis from year-end 2011. The allowance for loan losses represented 1.37% of period end loans at both September 30, 2012 and year-end 2011. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. As of September 30, 2012, the Company held a discount on acquired loans of $3.8 million and $6.4 million at year-end 2011.

Total deposits increased $62.8 million or approximately 5% on an annualized basis, as of September 30, 2012 compared with year-end 2011 total deposits.

			Current
End of Period Deposit Balances:	September 30,	December 31,	Period
(dollars in thousands)	2012	2011	Change

Non-interest-bearing Demand Deposits	$327,450	$282,335	$45,115
Interest-bearing Demand, Savings, & Money Market Accounts	933,561	899,584	33,977
Time Deposits < $100,000	248,290	273,663	(25,373)
Time Deposits of $100,000 or more	109,736	100,616	9,120
Total Deposits	$1,619,037	$1,556,198	$62,839

The following is an analysis of the Company’s non-performing assets at September 30, 2012 and December 31, 2011:

Non-performing Assets:	September 30,	December 31,
(dollars in thousands)	2012	2011
Non-accrual Loans	$12,144	$17,857
Past Due Loans (90 days or more and still accruing)	—	—
Restructured Loans	382	409
Total Non-performing Loans	12,526	18,266
Other Real Estate	1,610	2,343
Total Non-performing Assets	$14,136	$20,609

Non-performing Loans to Total Loans	1.08%	1.63%
Allowance for Loan Loss to Non-performing Loans	127.11%	83.83%

Non-performing assets totaled $14.1 million at September 30, 2012 compared to $20.6 million of non-performing assets at December 31, 2011. Non-performing assets represented 0.72% of total assets at September 30, 2012 compared to 1.10% of total assets at year-end 2011. Non-performing loans totaled $12.5 million at September 30, 2012 compared to $18.3 million at year end 2011. Non-performing loans represented 1.08% of total loans at September 30, 2012 compared with 1.63% of total outstanding loans at year-end 2011. The reduction in non-performing assets and non-performing loans during the first nine months of 2012 was spread across multiple credit relationships.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2012.

At September 30, 2012, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	September 30,	December 31,
	Purposes	2012	2011

Leverage Ratio	4.00%	8.04%	7.46%
Tier 1 Capital to Risk-adjusted Assets	4.00%	11.44%	10.58%
Total Capital to Risk-adjusted Assets	8.00%	14.21%	13.52%

The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management has completed a preliminary assessment of the impact of the proposed rules and believes the Company’s and German American Bancorp’'s ratios will continue to exceed the required minimums. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks and their holding companies.

As of September 30, 2012, shareholders’ equity increased by $15.4 million to $183.0 million compared with $167.6 million at year-end 2011. The increase in shareholders’ equity was primarily attributable to an increase of $12.6 million in retained earnings and an increase of $2.4 million in accumulated other comprehensive income related to an increase in net unrealized gains in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 9.3% of total assets at September 30, 2012 and 8.9% of total assets at December 31, 2011. Shareholders’ equity included $21.9 million of goodwill and other intangible assets at September 30, 2012 compared to $23.2 million of goodwill and other intangible assets at December 31, 2011.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $2.7 million during the nine months ended September 30, 2012 ending at $63.8 million. During the nine months ended September 30, 2012, operating activities resulted in net cash inflows of $30.4 million. Investing activities resulted in net cash outflows of $95.3 million during the nine months ended September 30, 2012 primarily related to the purchase of available for sale securities. Financing activities resulted in net cash inflows for the nine months ended September 30, 2012 of $67.6 million primarily the result of increased deposits.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2012, the parent company had approximately $26.3 million of cash and cash equivalents available to meet its cash flow needs.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in this Item 2 list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities; risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations; factors driving impairment charges on investments; the impact, extent and timing of technological changes; litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future; actions of the Federal Reserve Board; changes in accounting principles and interpretations; potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary; actions of the regulatory authorities under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The Company from time to time utilizes derivatives to manage interest rate risk. Management continuously evaluates the merits of such interest rate risk products but does not anticipate the use of such products to become a major part of the Company’s risk management strategy.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2012

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes in rates	Amount	Change	NPV Ratio	Change
+2%	$161,181	(14.86)%	8.54%	(107	)bp
Base	189,315	—	9.61%	—
-2%	148,671	(21.47)%	7.51%	(210	)bp

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

Item 4. Controls and Procedures

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2012.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	under the Plans or Programs (1)
7/1/12 – 7/31/12	—	—	—	272,789
8/1/12 – 8/31/12	—	—	—	272,789
9/1/12 – 9/30/12	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2012 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2012.

Item 6. Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 6, 2012	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: November 6, 2012	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101*+	The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

*Exhibits that are furnished, not filed.

+Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

