Form 10-K
period 2012-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2013-03-18
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 001-15877

GERMAN AMERICAN BANCORP, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-1547518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Main Street, Box 810, Jasper, Indiana	47546
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 482-1314

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common Shares, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☑ Yes	❑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☑ Yes	❑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☑ No

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2012 was approximately $234,036,000. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of March 1, 2013, there were outstanding 12,636,656 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 16, 2013, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2012

Table of Contents

PART I
Item 1.	Business	3-11
Item 1A.	Risk Factors	11-15
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	15

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	38-84
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9B.	Other Information	85

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	86
Item 11.	Executive Compensation	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86-87
Item 13.	Certain Relationships and Related Transactions, and Director Independence	87
Item 14.	Principal Accounting Fees and Services	87

PART IV
Item 15.	Exhibits, Financial Statement Schedules	88

SIGNATURES		89

INDEX OF EXHIBITS		90-94

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

PART I

Item 1. Business.

General

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bancorp, operates 35 retail and commercial banking offices in 13 southern Indiana counties. The Company also owns a trust, brokerage, and financial planning subsidiary (German American Financial Advisors & Trust Company) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

Business Development

The Company opened a loan production office in Columbus, Indiana, during the second quarter of 2012 as an entry point into the Columbus market. Currently, construction is underway on the Company’s first full service retail and commercial branch location in Columbus, with completion expected in the third quarter of 2013.

The Company acquired by merger (effective January 1, 2011) American Community Bancorp, Inc., and its subsidiary, Bank of Evansville. Bank of Evansville provided a full range of commercial and consumer banking services in the Evansville, Indiana, area, from three banking offices located on the east, west and north sides of the city, each of which is now a branch office of the Bank. American Community reported on its balance sheet consolidated assets and deposits (unaudited) as of December 31, 2010 that totaled $340.3 million and $302.4 million, respectively. The Company continues its focus on growing its base of operations in the Evansville, Indiana, market.

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

Office Locations

The Indiana map below illustrates the locations of the Company’s 38 retail and commercial banking, insurance and investment offices as of March 1, 2013.

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

Employees

At March 1, 2013 the Company and its subsidiaries employed approximately 440 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

Under FRB policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act, a complex and wide-ranging statute that was enacted by Congress and signed into law during July 2010 (the “Dodd-Frank Act”), the Company is required to act as a source of financial and managerial strength to the Bank, and to commit resources to support the Bank, even in circumstances where the Company might not do so absent such a requirement. Under current federal law, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. It may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.

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

Generally, under the currently applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

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

Throughout 2012, the Company’s consolidated regulatory capital ratios and those of the Bank were in excess of the levels established for Well-capitalized institutions for purposes of the Prompt Corrective Action provisions under FDICIA. An institution is deemed to be Well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2012, see Note 8 to the Company’s consolidated financial statements that are presented in Item 8 of this Report, which Note 8 is incorporated herein by reference.

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

Under FDICIA, a depository institution that is not Well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is Well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no such brokered deposits at December 31, 2012. Further, a depository institution or its holding company that is not Well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

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

In June 2012, the U.S. federal banking agencies issued three notices of proposed rulemaking, including rulemaking based on Basel III’s framework, that would revise and replace the current regulatory capital rules. The proposals were initially intended to be effective on January 1, 2013, but the agencies have deferred implementation due to the volume of comments related to the proposed rules. In the Basel III notice of proposed rulemaking, the agencies’ proposal included the implementation of a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement. Common equity is the highest quality equity and most loss absorbing form of capital and establishes the base of Tier 1 common equity as adjusted for minority interests and various deductions. The minimum Tier 1 common equity ratio under Basel III is 4.5%.  Depending on the final form of the Basel III capital standards, the outcome of this rulemaking as it affects the Company and its subsidiary bank will likely be a higher capital requirement, greater volatility in the amounts that the Company may record as regulatory capital under the applicable standards, and the elimination (potentially not immediately in the case of the Company but under a multi-year phase-out) of trust preferred instruments (such as certain outstanding subordinated debentures of the Company) in regulatory capital.  It is expected that final rules will be issued in 2013.

Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.

Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2012, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $26,000,000 of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

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

Other Aspects of the Dodd-Frank Act

The Dodd-Frank Act (in addition to the regulatory changes discussed elsewhere in this “Regulation and Supervision” discussion and below under “Federal Deposit Insurance Premiums and Assessments”) made a variety of changes that will affect the business and affairs of the Company and the Bank in other ways. For instance, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions; restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates; and eliminated the former statutory prohibition against the payment of interest on business checking accounts.

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

While the overall impact of the Dodd-Frank Act on the banking industry in general, and on the Company and the Bank in particular, cannot be predicted with any degree of certainty, we believe that the Company and the Bank are likely to be negatively impacted by the Dodd-Frank Act primarily in the areas of capital requirements and, restrictions on fees, and other charges to customers.

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

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are now based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well-capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applies to each Risk Category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates under the final rules range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

Internet Address; Internet Availability of SEC Reports

The Company’s Internet address is www.germanamerican.com.

The Company makes available, free of charge through the Investor Relations – Financial Information section of its Internet website, the Company’s annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the SEC.

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

Although it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business, compliance with these new laws and regulations has already resulted in additional costs for banks and may result in additional costs, which could be significant. Further, the proposed new capital adequacy and liquidity requirements proposed to be adopted by the federal regulatory agencies during 2013 under the Dodd-Frank Act may adversely affect banks. Further, Dodd-Frank Act’s restrictions on permissible customer fees (including electronic bank debit card interchange fees) and other charges to customers have impacted and are expected to continue to impact banking organizations. While we believe that the burdens of the Dodd-Frank Act will fall more heavily on large banks than on smaller community banking organizations like the Company, we expect that the Company will also feel these burdens to some degree.

Changes in regulations may increase the amount of capital that banks must maintain which could hurt our profitability and have other adverse effects.

If a significant tightening of U.S. capital requirements is made by the FRB and the other banking agencies (whether in 2013, as proposed, or in the years that follow) under the Dodd-Frank Act, and if that tightening significantly affects America’s smaller community banks as well as the large “money center banks,” one effect might be to increase our cost of capital, which in turn might have adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Other potential effects could include less ability to pay cash dividends and repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

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

High levels of insured institution failures have significantly increased losses to the Deposit Insurance Fund of the FDIC since 2008.  Further, the basic amount of deposit insurance per deposit account was permanently increased by the Dodd-Frank Act, and the Dodd-Frank Act mandates the FDIC to increase the level of its reserves for future losses in its Deposit Insurance Fund.  Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium expense may increase in future years depending upon the FDIC’s actual loss experience, changes in our Bank’s financial condition or capital strength, and future conditions in the banking industry.

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

We conduct business from offices that are exclusively located in thirteen Southern Indiana counties, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. If current levels of market disruption and volatility worsen in our primary service areas, the quality of our loan portfolio, and the demand for our products and services, could be adversely affected, and this could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We face substantial competition.

The banking and financial services business in our markets is highly competitive. We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets, many of which compete with us via Internet and other electronic product and service offerings. In addition, banking and other financial services competitors (including newly organized companies) that are not currently represented by physical locations within our geographic markets could establish office facilities within our markets, including through their acquisition of existing competitors.  Developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity.  See also Part I, Item 1, of this Report, “Business – Competition,” and “Business – Regulation and Supervision.”

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

The value of securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

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

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 38 other locations in Southern Indiana of which 30 are owned by the Company and eight are leased from third parties.

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

	2012			2011
			Cash			Cash
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$24.10	$19.98	$0.14	$19.49	$15.28	$0.14
Third Quarter	$24.89	$19.76	$0.14	$17.50	$14.65	$0.14
Second Quarter	$20.50	$17.94	$0.14	$17.58	$15.61	$0.14
First Quarter	$21.74	$18.43	$0.14	$18.88	$16.00	$0.14
			$0.56			$0.56

The Common Stock was held of record by approximately 3,438 shareholders at March 1, 2013.

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

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2012, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2012 comparison were: 1st Source Corp., Community Bank Shares of IN, First Financial Corp., First Merchants Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, Horizon Bancorp, and Tower Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2012.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

October 2012	—	—	—	272,789
November 2012	—	—	—	272,789
December 2012	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2012 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2012.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data). Year-to-year financial information comparability is affected by the acquisition accounting treatment for mergers and acquisitions, including but not limited to the Company’s acquisitions of two branches of another bank in May 2010 and the Company’s acquisition of American Community Bancorp, Inc., effective January 1, 2011.

	2012	2011	2010	2009	2008
Summary of Operations:
Interest Income	$77,160	$80,161	$64,193	$63,736	$67,845
Interest Expense	10,912	16,180	15,522	19,223	26,908
Net Interest Income	66,248	63,981	48,671	44,513	40,937
Provision for Loan Losses	2,412	6,800	5,225	3,750	3,990
Net Interest Income after Provision
For Loan Losses	63,836	57,181	43,446	40,763	36,947
Non-interest Income	21,811	21,576	16,943	15,859	18,210
Non-interest Expense	50,923	50,782	41,361	40,391	36,716
Income before Income Taxes	34,724	27,975	19,028	16,231	18,441
Income Tax Expense	10,669	7,726	5,623	4,013	5,638
Net Income	$24,055	$20,249	$13,405	$12,218	$12,803

Year-end Balances:
Total Assets	$2,006,300	$1,873,767	$1,375,888	$1,242,965	$1,190,828
Total Loans, Net of Unearned Income	1,204,866	1,120,993	917,236	877,822	890,436
Total Deposits	1,640,931	1,556,198	1,087,286	969,643	941,750
Total Long-term Debt	89,472	90,974	81,016	113,320	105,608
Total Shareholders’ Equity	185,026	167,610	121,534	113,549	105,174

Average Balances:
Total Assets	$1,934,123	$1,823,703	$1,330,540	$1,230,596	$1,174,583
Total Loans, Net of Unearned Income	1,147,891	1,114,181	906,127	891,322	880,630
Total Deposits	1,618,712	1,521,204	1,046,295	963,928	922,137
Total Shareholders’ Equity	177,207	159,765	119,867	109,887	99,711

Per Share Data (1):
Net Income	$1.91	$1.61	$1.21	$1.10	$1.16
Cash Dividends	0.56	0.56	0.56	0.56	0.56
Book Value at Year-end	14.64	13.31	10.94	10.25	9.54

Other Data at Year-end:
Number of Shareholders	3,105	3,221	3,194	3,364	3,684
Number of Employees	439	417	359	332	348
Weighted Average Number of Shares (1)	12,622,049	12,581,646	11,098,836	11,065,917	11,029,519

Selected Performance Ratios:
Return on Assets	1.24%	1.11%	1.01%	0.99%	1.09%
Return on Equity	13.57%	12.67%	11.18%	11.12%	12.84%
Equity to Assets	9.22%	8.95%	8.83%	9.14%	8.83%
Dividend Payout	29.38%	34.80%	46.36%	50.71%	48.25%
Net Charge-offs to Average Loans	0.19%	0.43%	0.32%	0.25%	0.29%
Allowance for Loan Losses to Loans	1.29%	1.37%	1.45%	1.25%	1.07%
Net Interest Margin	3.74%	3.84%	3.98%	3.95%	3.82%

(1)	Share and Per Share Data excludes the dilutive effect of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bancorp, operates 35 commercial and retail banking offices in 13 southern Indiana counties. The Company also owns a trust, brokerage, and financial planning subsidiary (German American Financial Advisors & Trust Company) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2010 through 2012 and its financial condition as of December 31, 2012 and 2011. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 15 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW

The Company’s 2012 net income totaled $24,055,000, or $1.90 per diluted share, which was a record level of earnings for the Company and represented an 18% increase on a per share basis over the Company’s 2011 net income of $20,249,000, or $1.61 per diluted share. The Company’s return on average equity for 2012 was 13.6%, representing the eighth consecutive year the Company has achieved a double-digit return on equity.

The record earnings performance during 2012 was attributable to both an increased level of net interest income, driven by a higher level of earnings assets within both the Company’s loan portfolio and securities portfolio, and a reduced level of provision for loan loss, as the Company’s asset quality remained strong while showing continued improvement. Net interest income improved by $2,267,000, or approximately 4%, during 2012 compared with 2011. Provision for loan loss declined $4,388,000, or 65%, during 2012 compared with 2011.

The Company’s 2012 earnings were positively impacted by a $235,000, or 1%, increase in the level of non-interest income. The key drivers in the increased level of non-interest income was higher trust and investment product fees, increased levels of gains related to the liquidation of other real estate, and higher levels of gains on sales of residential mortgage loans. Non-interest expenses remained relatively stable during 2012 compared with 2011, increasing by $141,000 or less than 1%.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of December 31, 2012, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $195,000 and gross unrealized gains totaled approximately $16,739,000. As of December 31, 2012, held-to-maturity securities had a gross unrecognized gain of approximately $5,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2012 totaled $24,055,000 or $1.90 per diluted share, an increase of $3,806,000 or approximately 18% on a per share basis, from the year ended December 31, 2011 net income of $20,249,000 or $1.61 per diluted share. For 2012, the improvement in earnings was attributable to both an increased level of net interest income, driven by a higher level of earning assets within both the Company’s loan portfolio and securities portfolio, and a reduced level of provision for loan loss.

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

Net interest income increased $2,267,000 or 4% (an increase of $2,617,000 or 4% on a tax-equivalent basis) during the year ended December 31, 2012 compared with 2011. The increased net interest income during 2012 compared with 2011 was driven by a higher level of earning assets including both average loan growth and growth in the securities portfolio which resulted from growth of the Company’s deposit base.

Average earning assets increased by approximately $114.0 million, or 7%, during 2012 compared with 2011. Average loans outstanding increased $33.7 million, or 3%, during 2012 compared with 2011. Average federal funds sold and other short-term investments decreased by $40.2 million, or 47%, during 2012 compared with 2011. The average securities portfolio increased approximately $120.6 million, or 24%, in 2012 compared to 2011. The key driver of the increased securities portfolio was the decline in the federal funds sold position and an increased level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000). The increase in average core deposits totaled $104.5 million, or approximately 7%, during 2012 compared with 2011.

The tax equivalent net interest margin was 3.74% for the year ended December 31, 2012 compared to 3.84% in 2011. The yield on earning assets totaled 4.34% in 2012 compared to 4.79% in 2011 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.60% during 2012 compared to 0.95% in 2011.

The decline in the net interest margin in 2012 compared with 2011 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a very competitive marketplace for lending opportunities. Accretion of loan discounts on certain acquired loans contributed approximately 12 basis points to the net interest margin in 2012 compared with 13 basis points in 2011. The decline in the Company’s cost of funds by 35 basis points during 2012 compared to 2011 was driven by a continued decline in deposit rates.

Net interest income increased $15,310,000 or 31% (an increase of $15,721,000 or 32% on a tax-equivalent basis) for the year ended December 31, 2011 compared with 2010. The tax equivalent net interest margin was 3.84% for 2011 compared with 3.98% during 2010. The yield on earning assets totaled 4.79% during 2011 compared to 5.23% in 2010 while the cost of funds totaled 0.95% during 2011 compared to 1.25% in 2010. The increased level of net interest income during 2011 compared with 2010 was primarily attributable to an increased level of average earning assets. The decline in the net interest margin expressed as a percentage was largely the result of the Company carrying a higher level of federal funds sold and other short-term investments during 2011 compared with 2010 and an increased securities portfolio driven by an increase in the Company’s core deposit base. This core deposit increase was the result of the acquisition of American Community and growth from the Company’s existing branch network.

Average earning assets increased by approximately $456.9 million or 37% during 2011 compared with 2010. Average loans outstanding increased by $208.1 million, or 23%, during 2011 compared with 2010. The increase in average loans was largely attributable to the American Community acquisition as of January 1, 2011 and the acquisition of two branch offices in the second quarter of 2010. Average federal funds sold and other short-term investments increased by $44.2 million during 2011 compared with 2010. The average securities portfolio increased by $204.6 million, or 69%, in 2011 compared with 2010. The key driver of the increased federal funds sold position and securities portfolio was an increased level of average core deposits. The increase in average core deposits totaled $451.4 million, or approximately 47%, during 2011 compared with 2010. The acquisition of the American Community and the branch acquisition completed in the second quarter of 2010 contributed approximately $304.6 million of the average core deposit growth while organic growth from the Company’s existing branch network contributed approximately $146.8 of the average core deposit growth.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 34% was used for all years presented (1).

Average Balance Sheet

(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Principal	Income /	Yield /	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Federal Funds Sold and Other Short-term Investments	$44,999	$91	0.20%	$85,217	$216	0.25%	$41,020	$76	0.19%

Securities:
Taxable	547,949	12,946	2.36%	450,099	13,677	3.04%	268,170	9,812	3.66%
Non-taxable	71,961	3,743	5.20%	49,260	2,805	5.69%	26,584	1,575	5.92%
Total Loans and Leases (2)	1,147,891	61,951	5.40%	1,114,181	64,684	5.81%	906,127	53,540	5.91%
TOTAL INTEREST EARNING ASSETS	1,812,800	78,731	4.34%	1,698,757	81,382	4.79%	1,241,901	65,003	5.23%

Other Assets	137,594			139,658			100,124
Less: Allowance for
Loan Losses	(16,271)			(14,712)			(11,485)

TOTAL ASSETS	$1,934,123			$1,823,703			$1,330,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing
Demand Deposits	$512,232	$972	0.19%	$478,486	$2,374	0.50%	$281,355	$953	0.34%
Savings Deposits	435,475	792	0.18%	392,166	1,940	0.49%	237,610	735	0.31%
Time Deposits	357,193	5,194	1.45%	394,008	7,672	1.95%	354,239	8,873	2.50%
FHLB Advances and Other Borrowings	118,201	3,954	3.35%	126,922	4,194	3.30%	150,737	4,961	3.29%
TOTAL INTEREST-BEARING LIABILITIES	1,423,101	10,912	0.77%	1,391,582	16,180	1.16%	1,023,941	15,522	1.52%

Demand Deposit Accounts	313,812			256,544			173,091
Other Liabilities	20,003			15,812			13,641
TOTAL LIABILITIES	1,756,916			1,663,938			1,210,673

Shareholders’ Equity	177,207			159,765			119,867

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,934,123			$1,823,703			$1,330,540

COST OF FUNDS			0.60%			0.95%			1.25%

NET INTEREST INCOME		$67,819			$65,202			$49,481

NET INTEREST MARGIN			3.74%			3.84%			3.98%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $3,164, $3,335, and $909 for 2012, 2011, and 2010, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis

(Tax-Equivalent basis, dollars in thousands)

	2012 compared to 2011			2011 compared to 2010
	Increase / (Decrease) Due to (1)			Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other Short-term Investments	$(88)	$(37)	$(125)	$104	$36	$140
Taxable Securities	2,646	(3,377)	(731)	5,754	(1,889)	3,865
Non-taxable Securities	1,199	(261)	938	1,294	(64)	1,230
Loans and Leases	1,916	(4,649)	(2,733)	12,093	(949)	11,144
Total Interest Income	5,673	(8,324)	(2,651)	19,245	(2,866)	16,379

Interest Expense:
Savings and Interest-bearing Demand	352	(2,903)	(2,551)	1,481	1,145	2,626
Time Deposits	(667)	(1,810)	(2,477)	923	(2,124)	(1,201)
FHLB Advances and Other Borrowings	(291)	51	(240)	(787)	20	(767)
Total Interest Expense	(606)	(4,662)	(5,268)	1,617	(959)	658

Net Interest Income	$6,279	$(3,662)	$2,617	$17,628	$(1,907)	$15,721

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

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $2,412,000, $6,800,000, and $5,225,000 in 2012, 2011, and 2010, respectively.

The provision for loan loss declined $4,388,000, or 65%, during 2012 compared to 2011. During 2012, the provision for loan loss represented approximately 21 basis points of average outstanding loans while net charge-offs represented approximately 19 basis points of average outstanding loans. The significant decline in the Company’s provision for loan loss during 2012 compared with 2011 was largely attributable to a lower level of net charge-offs and overall improvement in the level of adversely classified and non-performing loans. The Company’s allowance for loan losses represented 1.29% of total loans at year-end 2012 compared with 1.37% at year-end 2011.

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

NON-INTEREST INCOME

During 2012, non-interest income increased $235,000 or 1% compared with 2011 and during 2011 increased $4,633,000 or 27% compared with 2010.

				% Change From
Non-interest Income (dollars in thousands)	Years Ended December 31,			Prior Year
	2012	2011	2010	2012	2011
Trust and Investment Product Fees	$2,657	$2,145	$1,582	24%	36%
Service Charges on Deposit Accounts	4,076	4,154	4,065	(2)	2
Insurance Revenues	5,524	5,819	5,347	(5)	9
Company Owned Life Insurance	974	1,100	806	(11)	36
Interchange Fee Income	1,724	1,501	1,243	15	21
Other Operating Income	1,955	1,452	1,740	35	(17)
Subtotal	16,910	16,171	14,783	5	9
Net Gains on Sales of Loans	3,234	2,381	2,160	36	10
Net Gain on Securities	1,667	3,024	—	(45)	n/m (1)
TOTAL NON-INTEREST INCOME	$21,811	$21,576	$16,943	1	27

(1) n/m = not meaningful

Trust and investment product fees increased $512,000, or 24%, during 2012 compared with 2011 following an increase of $563,000, or 36%, during 2011 compared with 2010. The increase during 2012 compared to 2011 was primarily attributable to a 50% increase in trust revenues supplemented by a 7% increase in retail brokerage revenues. The increase during 2011 compared with 2010 was attributable to an increase of 44% in trust revenues and 31% in retail brokerage revenues.

Insurance revenues decreased approximately $295,000 or 5% during 2012 as compared to 2011 as a result of lower contingency revenue. Contingency revenue totaled $88,000 during 2012 compared to $872,000 in 2011. The decline in contingency revenue was partially offset by an increased level of commercial insurance revenues during 2012 compared with 2011. Insurance revenues increased by $472,000 or 9% during 2011 compared with 2010 primarily as a result of increased contingency revenue. Contingency revenue totaled $872,000 during 2011 compared with contingency revenue of $363,000 during 2010.

Company owned life insurance declined by $126,000, or 11%, during 2012 compared with 2011 following an increase of $294,000, or 36%, during 2011 compared with 2010. The decline during 2012 compared with 2011 as well as the increase during 2011 compared with 2010 was primarily attributable to a 1035 exchange transaction on a portion of the Company’s portfolio that was completed during the first quarter 2011. Also contributing to the increase in 2011 was the company owned life insurance related to the Bank of Evansville acquisition.

Net interchange revenues related to debit cards increased $223,000, or 15%, during 2012 compared with 2011 and increased $258,000, or approximately 21%, during 2011 compared with 2010. This increase during both years was attributable to increased customer utilization and in 2011 compared with 2010 also was attributable to the Bank of Evansville acquisition.

Other operating income increased $503,000, or 35%, during 2012 compared with 2011 and declined $288,000, or 17%, during 2011 compared with 2010. The change in all years was primarily related to the net gains/losses and write-downs of other real estate. During 2012, the Company recognized a net gain on other real estate of $221,000 compared with a net loss of $168,000 during 2011 and a net gain of $147,000 during 2010.

During 2012, the net gain on sales of residential loans increased $853,000, or 36%, compared with 2011 following an increase of $221,000, or 10%, during 2011 compared with 2010. Loan sales for 2012, 2011, and 2010 totaled $186.8 million, $134.2 million, and $119.3 million, respectively.

During 2012, the Company realized net gains on the sale of securities of $1,667,000 related to the sale of approximately $94.3 million of securities. During 2011, the Company realized net gains on securities of $3,024,000 related to the sale of approximately $59.3 million of securities in the fourth quarter of 2011 and a gain of $1,045,000 during the first quarter of 2011 related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community at the time of acquisition. During 2010, the Company recorded no gain or loss on securities.

NON-INTEREST EXPENSE

During the year ended December 31, 2012, non-interest expense remained very stable compared with the year ended December 31, 2011, increasing by less than 1%. During the year ended December 31, 2011, non-interest expense totaled $50,782,000, an increase of $9,421,000 or 23% from the year ended 2010. During 2011, non-interest expense attributable to the Bank of Evansville operations and the operations of the two other branches acquired during the second quarter of 2010 totaled approximately $7,003,000 compared with approximately $1,255,000 in 2010. Other acquisition accounting items related to the acquisition of American Community totaled $2,868,000.

				% Change From
Non-interest Expense (dollars in thousands)	Years Ended December 31,			Prior Year
	2012	2011	2010	2012	2011
Salaries and Employee Benefits	$29,086	$27,992	$22,070	4%	27%
Occupancy, Furniture and Equipment Expense	7,064	7,198	6,083	(2)	18
FDIC Premiums	1,116	1,473	1,455	(24)	1
Data Processing Fees	1,071	2,092	1,411	(49)	48
Professional Fees	2,247	2,056	2,285	9	(10)
Advertising and Promotion	1,714	1,525	1,255	12	22
Intangible Amortization	1,655	1,956	898	(15)	118
Other Operating Expenses	6,970	6,490	5,904	7	10
TOTAL NON-INTEREST EXPENSE	$50,923	$50,782	$41,361	n/m (1)	23

(1)	n/m = not meaningful

Salaries and employee benefits increased $1,094,000 or 4% during 2012 compared with 2011. The increase in salaries and benefits during 2012 compared with 2011 was primarily the result of an increased number of full-time equivalent employees, increased costs related to the Company’s partially self-insured health insurance plan and increased commission payout related to higher levels of mortgage loan sales revenues in the secondary market and increased insurance revenues. During 2011, approximately $875,000 of merger-related salary and benefit costs were incurred related to the acquisition of American Community Bancorp, Inc. which partially mitigated the increases in salaries and benefits during 2012. Salaries and benefits increased approximately 27% during 2011 compared with 2010. The increase was attributable to the additional staffing as a result of the acquisition of American Community and the branch acquisition completed during the second quarter 2010 and the $875,000 of merger related salary and benefit costs related to the American Community acquisition.

Occupancy, furniture and equipment expense decreased 2% during 2012 compared with 2011 following an 18% increase in 2011 compared with 2010. The increase in occupancy, furniture and equipment expense in 2011 compared with 2010 was primarily related to the costs of the additional five branches that resulted from the acquisition of American Community and the branch acquisition completed during the second quarter 2010.

The Company’s FDIC deposit insurance assessments decreased $357,000 or 24% during 2012 compared with 2011 following a 1% increase in 2011 compared with 2010. The decline during 2012 was attributable to changes in the deposit insurance assessment calculation that became effective in the second quarter of 2011 related to the Dodd Frank Act.

Data processing fees declined $1,021,000, or 49%, during 2012 compared with 2011. This decline was largely related to running the Bank of Evansville’s separate core processing system during the first four months of 2011 and the resolution of a contractual dispute during the first quarter of 2012 related to the acquisition of American Community Bancorp and its banking subsidiary the Bank of Evansville. An expense for the cancellation of the data processing contract was recorded in the first quarter of 2011, and upon resolution of the contractual dispute, a portion of that accrued expense was reversed in the first quarter of 2012. The customers of the Bank of Evansville were moved to the Company’s core processing system during April 2011. Data processing fees increased approximately $681,000, or 48%, during 2011 compared with 2010. The increase in 2011 compared with 2010 was due primarily to the aforementioned issues.

Professional fees increased $191,000, or 9%, during 2012 compared with 2011 following a decline $229,000, or 10%, during 2011 compared with 2010. The increase during 2012 compared with 2011 was attributable to increased professional fees related to strategic customer service and leadership development initiatives and increased legal fees. The decline in 2011 compared with 2010 was related to a lower level of professional fees incurred during 2010 associated with the acquisition activity.

Advertising and promotion increased $189,000, or 12%, during 2012 compared with 2011 following an increase of $270,000, or 22%, in 2011 compared with 2010. The increase during 2012 was largely attributable to an increased level of contributions to community based organizations in the Company’s primary market areas. The increase in 2011 was largely the result of increased advertising efforts in a newer market for the Company that resulted from the acquisition of American Community.

Intangible amortization declined $301,000, or 15%, in 2012 compared with 2011. This decline was related to a lower level of core deposit intangible amortization. Intangible amortization increased $1,058,000, or 118%, during 2011 compared with 2010. The increase was primarily related to amortization of core deposit intangible resulting from the acquisition of American Community and to a lesser extent the amortization of the core deposit intangible resulting from the acquisition of two branches in May 2010.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 30.7%, 27.6%, and 29.6%, respectively, in 2012, 2011, and 2010. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. In addition, the Company’s effective tax rate was reduced in all periods presented as a result of tax credits attributable to a new markets tax credit in which the Company invested in 2009. See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and its affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized, although these terms are not used to represent overall financial condition. The Company and its affiliate bank at year-end 2012 were categorized as well-capitalized as that term is defined by applicable regulations. See Note 8 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy. Also, see the discussion in Item 1 of this Report concerning management’s expectations that new regulatory capital requirements under a framework commonly referred to as “Basel III” will become applicable to the United States banking industry during 2013, and that such new requirements may, in general, be expected to  increase the amount of capital that the Company and the Bank may be required to maintain under these standards, introduce  greater volatility in the amounts that the Company may record as regulatory capital under the applicable standards between time periods, and diminish or eliminate the amount of qualifying capital that the Company may claim in respect to its outstanding issues of debentures associated with certain trust preferred securities issuances.

As of December 31, 2012, shareholders’ equity increased by $17.4 million to $185.0 million compared with $167.6 million at year-end 2011. The increase in shareholders’ equity was primarily attributable to an increase of $17.0 million in retained earnings. Shareholders’ equity represented 9.2% of total assets at December 31, 2012 and 9.0% of total assets at December 31, 2011. Shareholders’ equity included $21.6 million of goodwill and other intangible assets at year-end 2012 compared to $23.2 million of goodwill and other intangible assets at December 31, 2011.

USES OF FUNDS

LOANS

December 31, 2012 loans outstanding increased $84.4 million, or 8% from year-end 2011. The increase in loans during 2012 was broad based including commercial and industrial loans, commercial real estate loans and agricultural loans and with growth occurring across virtually the entire market area of the Company. Commercial and industrial loans increased $42.2 million, or 14%, commercial real estate loans increased $36.4 million, or 8%, agricultural loans increased $12.2 million, or 7%, and residential mortgage loans increased $2.5 million, or 3%, while consumer loans decreased $8.9 million or 7%.

December 31, 2011 loans outstanding increased approximately $204.8 million, or 22% from year-end 2010. The loans acquired from American Community totaled approximately $218.9 million at the time of acquisition. Commercial and industrial loans increased $74.7 million or 34%, commercial real estate loans increased $112.6 million or 33%, agricultural loans increased $2.5 million or 2%, consumer loans increased $6.2 million or 5%, and residential mortgage loans increased $8.8 million or 11% during 2011.

The composition of the loan portfolio has remained relatively stable over the past several years including 2012. The portfolio is most heavily concentrated in commercial real estate loans at 40% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate was limited to 19% of the total loan portfolio at year-end 2012. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company has only limited exposure in construction and development lending with this segment representing approximately 4% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Commercial and Industrial Loans and Leases	$335,373	$293,172	$218,443	$188,962	$175,828
Commercial Real Estate Loans	488,496	452,071	339,555	334,255	329,363
Agricultural Loans	179,906	167,693	165,166	156,845	159,923
Consumer Loans	115,540	124,479	118,244	114,736	127,343
Residential Mortgage Loans	88,586	86,134	77,310	84,677	100,054
Total Loans	1,207,901	1,123,549	918,718	879,475	892,511
Less: Unearned Income	(3,035)	(2,556)	(1,482)	(1,653)	(2,075)
Subtotal	1,204,866	1,120,993	917,236	877,822	890,436
Less: Allowance for Loan Losses	(15,520)	(15,312)	(13,317)	(11,016)	(9,522)
Loans, Net	$1,189,346	$1,105,681	$903,919	$866,806	$880,914

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	28%	26%	24%	21%	20%
Commercial Real Estate Loans	40%	40%	37%	38%	37%
Agricultural Loans	15%	15%	18%	18%	18%
Consumer Loans	10%	11%	13%	13%	14%
Residential Mortgage Loans	7%	8%	8%	10%	11%
Total Loans	100%	100%	100%	100%	100%

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

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2012, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within	One to Five	After
	One Year	Years	Five Years	Total

Commercial and Agricultural	$302,344	$416,550	$284,881	$1,003,775

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans Maturing After One Year	$208,546	$492,885

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2012	%	2011	%		2010	%

Federal Funds Sold and Other Short-term Investments	$7,463	1%	$32,737	6%		$4,250	1%
U.S. Treasury and Agency Securities	23,570	4	6,340	1		—	—
Corporate Securities	—	—	1,003	n/m	(1)	—	—
Obligations of State and Political Subdivisions	71,698	13	61,296	12		33,087	10
Mortgage-backed Securities - Residential	475,452	82	431,495	81		304,935	88
Equity Securities	684	n/m (1)	684	n/m	(1)	2,418	1
Total Securities Portfolio	$578,867	100%	$533,555	100%		$344,690	100%

(1) n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $45.3 million at year-end 2012 compared with year-end 2011 and increased $188.9 million at year-end 2011 compared with year-end 2010. The increase in the portfolio during 2012 and 2011 was largely due to the growth of the Company’s core deposit base at a greater pace than the Company’s loan portfolio.

The largest concentration in the investment portfolio continues to be in mortgage related securities representing 82% of the total securities portfolio at December 31, 2012. The Company’s level of obligations of state and political subdivisions increased to $71.7 million or 13% of the portfolio at December 31, 2012.

The Company’s equity securities portfolio at year-end 2012 and 2011 consisted of non-controlling common stock investments in two unaffiliated banking companies. The decline in 2011 compared with year-end 2010 in the equity securities portfolio was primarily the result of the acquisition of American Community Bancorp, Inc. effective January 1, 2011 in which the Company had a non-controlling common stock investment prior to the acquisition.

Investment Securities, at Carrying Value

(dollars in thousands)

	December 31,
Securities Held-to-Maturity	2012	2011	2010
Obligations of State and Political Subdivisions	$346	$690	$1,604

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$23,472	$6,422	$—
Corporate Securities	—	1,005	—
Obligations of State and Political Subdivisions	76,485	64,799	32,178
Mortgage-backed Securities - Residential	486,912	443,934	311,066
Equity Securities	733	684	3,503
Subtotal of Securities Available-for-Sale	587,602	516,844	346,747
Total Securities	$587,948	$517,534	$348,351

The Company’s $587.6 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of both available for sale and held to maturity debt securities at December 31, 2012 are shown in the following table by expected maturity. Mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2012

(dollars in thousands)

	Within		After One But		After Five But		After Ten
	One Year		Within Five Years		Within Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and
Agency Securities	$2,075	1.12%	$1,495	1.58%	$20,000	1.30%	$—	N/A
Corporates	—	N/A	—	N/A	—	N/A	—	N/A
Obligations of State and Political Subdivisions	1,070	2.56%	12,042	3.82%	31,937	5.32%	26,649	6.08%
Mortgage-backed Securities - Residential	40,676	3.85%	361,283	2.65%	73,493	1.81%	—	N/A

Total Securities	$43,821	3.69%	$374,820	2.68%	$125,430	2.62%	$26,649	6.08%

A tax-equivalent adjustment using a tax rate of 35 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2012. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”), JPMorgan Chase Bank N.A., subordinated debentures issued during 2009 through a shareholders’ rights offering, and junior subordinated debentures assumed as a part of the of the American Community acquisition, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term Borrowings	$87,150	$20,043	$31,581	$794	$34,732
Time Deposits	329,183	172,507	71,281	85,367	28
Capital Lease Obligation	6,118	348	696	696	4,378
Operating Lease Commitments	3,258	462	716	443	1,637
Total Contractual Obligations	$425,709	$193,360	$104,274	$87,300	$40,775

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances				% Change From
(dollars in thousands)	December 31,			Prior Year
	2012	2011	2010	2012	2011
Demand Deposits
Non-interest-bearing	$313,812	$256,544	$173,091	22%	48%
Interest-bearing	512,232	478,486	281,355	7	70
Savings Deposits	116,515	95,748	76,721	22	25
Money Market Accounts	318,960	296,418	160,889	8	84
Other Time Deposits	255,722	285,564	269,286	(10)	6
Total Core Deposits	1,517,241	1,412,760	961,342	7	47
Certificates of Deposits of $100,000 or more and Brokered Deposits	101,471	108,444	84,953	(6)	28
FHLB Advances and
Other Borrowings	118,201	126,922	150,737	(7)	(16)
Total Funding Sources	$1,736,913	$1,648,126	$1,197,032	5	38

Maturities of certificates of deposit of $100,000 or more are summarized as follows:

(dollars in thousands)

	3 Months	3 Thru	6 Thru	Over
	Or Less	6 Months	12 Months	12 Months	Total

December 31, 2012	$26,167	$14,719	$21,316	$33,559	$95,761

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $104.5 million, or 7%, during 2012 following a $451.4 million, or 47%, increase during 2011. During 2012, the increase in average core deposits came from across the Company’s branch network and market areas. During 2011, the acquisition of American Community and the branch acquisition completed in the second quarter of 2010 contributed approximately $304.6 million of the average core deposit growth while organic growth from the Company’s existing branch network contributed approximately $146.8 of the average core deposit growth.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 87% of average total funding sources during 2012 compared with 86% during 2011 and 80% during 2010.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 12% during 2012 following 63% growth during 2011. Average demand, savings, and money market deposits totaled $1.262 billion or 83% of core deposits (73% of total funding sources) in 2012 compared with $1.127 billion or 80% of core deposits (68% of total funding sources) in 2011 and $692.1 million or 72% of core deposits (58% of total funding sources) in 2010.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits declined by 10% during 2012 following an increase of 6% in 2011. Other time deposits comprised 17% of core deposits in 2012, 20% in 2011 and 28% in 2010.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds decreased $8.7 million, or 7%, during 2012 following a decline of $23.8 million, or 16% in 2011. Borrowings comprised approximately 7% of average total funding sources in 2012 and 8% in 2011 and 13% in 2010.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits declined $7.0 million, or 6% during 2012 following an increase of $23.5 million, or 28% during 2011. Large certificates and brokered deposits comprised approximately 6% of average total funding sources in 2012, 7% in 2011 and 2010. This type of funding is used as both long-term and short-term funding sources.

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

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. See Note 8, Shareholders’ Equity, of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings, which are discussed in detail below.

At year-end 2012, the Company had an outstanding credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) pursuant to which the parent company was obligated to JPMorgan Chase under a $10 million subordinated debenture issued by the parent company to JPMorgan Chase in 2006, and a term loan made by the Lender to the parent company in 2006 in the original principal amount of $10 million, of which $1.5 million was outstanding as of year-end 2012. On January 24, 2013, the $11.5 million in outstanding debt to the JPMorgan Chase was repaid in full by the Company.

On January 25, 2013, the Company and Stock Yards Bank & Trust Company (based in Louisville, Kentucky) (the “Lender”) executed and delivered to each other a Loan Agreement dated January 25, 2013 (“Loan Agreement”). Under the Loan Agreement, the Lender has made available to the Company’s parent company certain credit facilities, in the form of a term loan made by the Lender on January 25, 2013, in the principal amount of $10 million and evidenced by a term loan promissory note (the “Term Note”) and a revolving line of credit in a maximum principal amount of $10 million and evidenced by a revolving loan promissory note (the “Revolving Note”).

The $10 million term loan was advanced in its entirety on January 25, 2013, for the purpose of replenishing the parent company’s working capital that was spent January 24, 2013, to repay indebtedness owed to JPMorgan Chase previously discussed. The principal amount of the term loan (which may be prepaid at any time without premium or penalty) is payable in annual installments of $3 million each on or before December 31 of each of the years 2013 and 2014, and the remaining $4 million of principal is due on or before the maturity of the Term Note on December 30, 2015. Interest is payable quarterly at a floating rate based upon 90-day LIBOR plus a margin.

The $10 million revolving line of credit will terminate, and the balances due under the related Revolving Note (if any) will mature, on December 31, 2013. Borrowings are available for general working capital purposes from time to time; no borrowings have yet been made under the revolving line of credit. Quarterly interest payments calculated at the same floating rate as then in effect for the Term Note will be payable in respect of any principal amounts advanced under the revolving line of credit.

The Loan Agreement includes standard representations, warranties, conditions, covenants and other obligations, including financial covenants that require that (a) the parent company and its bank subsidiary must maintain “well capitalized” status; (b) the parent company must maintain a consolidated Total Risk Based Capital Ratio of 11.0%, and (c) the Company’s bank subsidiary must maintain (i) a Total Risk Based Capital Ratio of 11.5%, (ii) a ratio of non-performing assets to total assets at or below 2.5%, and (iii) its return on assets (calculated as specified by the Loan Agreement) at 0.75% or more. In addition, the parent company generally may not, during the term of the Loan Agreement, without Lender’s written consent, incur indebtedness to others unless it is unsecured and is subordinated to the obligations owed the Lender and the aggregate amount of all of the parent company’s indebtedness for borrowed money (as defined) does not (and would not) exceed the amount then outstanding under the Loan Agreement and the amount owed by the Company under its currently-outstanding issues of trust preferred securities, plus $20 million. Default in compliance with these financial or other covenants, or material inaccuracies in the Company’s representations and warranties made to the Lender by the Loan Agreement, may result in the revolving line of credit becoming unavailable for further borrowings and in the immediate acceleration of the due dates to the time of default of all amounts of principal and accrued interest owed under the Term Note and Revolving Note.

On April 30, 2009, the parent company issued $19.3 million of 8% redeemable subordinated debentures that were scheduled to mature in a single payment of principal on March 30, 2019 for gross proceeds (before offering expenses) of $19.3 million. The parent company has the right to redeem the debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board. The entire principal amount was includable in the parent company’s consolidated Tier 2 regulatory capital under banking agency regulatory standards at December 31, 2012. The Company announced on January 29, 2013, that effective April 1, 2013, it would redeem all $19.3 million of these subordinated debentures at a redemption price of 100% of principal, plus accrued but unpaid interest through the redemption date. The redemption of these subordinated debentures will be done through existing cash balances on hand at the parent company as of year-end 2012.

Effective January 1, 2011, and as a result of the acquisition of American Community Bancorp, Inc., the Company assumed long-term debt obligations of American Community in the form of two junior subordinated debentures issued by American Community in the aggregate unpaid principal amount of approximately $8.3 million. The junior subordinated debentures were issued to certain statutory trusts established by American Community (in support of related issuances of trust preferred securities issued by those trusts) and both mature in single installments of principal payable in 2035, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2012 approximately $4.7 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes. Under currently-proposed rules, these types of debentures for banking companies of our size would be phased-out, and only 90% of the carrying value of such instruments would be permitted in 2013, with annual 10% decreases in the includible amount through 2021, until the instruments are fully phased-out on January 1, 2022. Although it is possible that the final rules, when adopted, will vary from the proposed rules in order to “grandfather” the Company’s debentures to a greater extent than currently proposed, there is no assurance that any greater grandfathering will be authorized by the regulations, as finally adopted.

See Note 7 to the Company’s consolidated financial statements included in Item 8 of this Report for further information regarding the parent company borrowed funds and other indebtedness.

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

Allowance for Loan Losses
(dollars in thousands)	Years Ended December 31,
	2012	2011	2010	2009	2008

Balance of Allowance for Possible Losses at Beginning of Period	$15,312	$13,317	$11,016	$9,522	$8,044

Loans Charged-off:
Commercial and Industrial Loans	162	1,513	345	941	148
Commercial Real Estate Loans	1,789	2,604	2,842	1,248	2,005
Agricultural Loans	—	—	44	—	28
Consumer Loans	380	575	465	640	686
Residential Mortgage Loans	199	497	518	345	257
Total Loans Charged-off	2,530	5,189	4,214	3,174	3,124

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans	74	98	24	—	49
Commercial Real Estate Loans	97	139	1,089	588	285
Agricultural Loans	—	—	—	17	—
Consumer Loans	125	131	171	192	267
Residential Mortgage Loans	30	16	6	121	11
Total Recoveries	326	384	1,290	918	612

Net Loans Recovered (Charged-off)	(2,204)	(4,805)	(2,924)	(2,256)	(2,512)
Additions to Allowance Charged to Expense	2,412	6,800	5,225	3,750	3,990
Balance at End of Period	$15,520	$15,312	$13,317	$11,016	$9,522

Net Charge-offs to Average Loans Outstanding	0.19%	0.43%	0.32%	0.25%	0.29%
Provision for Loan Losses to Average Loans Outstanding	0.21%	0.61%	0.58%	0.42%	0.45%
Allowance for Loan Losses to Total Loans at Year-end	1.29%	1.37%	1.45%	1.25%	1.07%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Commercial and Industrial Loans	$4,555	$3,493	$3,713	$2,146	$2,476
Commercial Real Estate Loans	8,931	9,297	7,497	6,477	4,909
Agricultural Loans	989	926	750	872	1,258
Consumer Loans	355	448	582	520	481
Residential Mortgage Loans	186	402	543	545	398
Unallocated	504	746	232	456	—

Total Allowance for Loan Losses	$15,520	$15,312	$13,317	$11,016	$9,522

The Company’s allowance for loan losses totaled $15.5 million at December 31, 2012 representing a modest increase of $208,000 or 1% compared with year-end 2011. The significant contributing factors that led to the stability of the allowance for loan losses included positive trends in the level of non-performing and adversely classified loans as well as a decline in the level of net-charge-offs in 2012 compared with 2011.

The allowance for loan losses represented 1.29% of period end loans at December 31, 2012 compared with 1.37% at December 31, 2011. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $3.5 million as of December 31, 2012 and $6.4 million at year-end 2011.

The allowance for loan loss at year-end 2012 represented 145% of non-performing loans compared to 84% at year-end 2011. Net charge-offs totaled $2.2 million or 0.19% of average loans during 2012 compared with net charge-offs of $4.8 million or 0.43% of average loans outstanding during 2011.

Please see “RESULTS OF OPERATIONS – Provision for Loan Losses” and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES – Allowance for Loan Losses” for additional information regarding the allowance.

NON-PERFORMING ASSETS

Non-performing assets consist of: (a) non-accrual loans; (b) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower; (c) loans past due 90 days or more as to principal or interest; and, (d) other real estate owned. Loans are placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more or when the borrower’s ability to repay becomes doubtful. Uncollected accrued interest is reversed against income at the time a loan is placed on non-accrual. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection. The following table presents an analysis of the Company’s non-performing assets.

Non-performing Assets	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Non-accrual Loans	$10,357	$17,857	$10,150	$8,374	$8,316
Past Due Loans (90 days or more)	—	—	671	113	34
Restructured Loans	362	409	396	306	—
Total Non-performing Loans	10,719	18,266	11,217	8,793	8,350
Other Real Estate	1,645	2,343	2,095	2,363	1,818
Total Non-performing Assets	$12,364	$20,609	$13,312	$11,156	$10,168

Non-performing Loans to Total Loans	0.89%	1.63%	1.22%	1.00%	0.94%
Allowance for Loan Losses to Non-performing Loans	144.79%	83.83%	118.72%	125.28%	114.04%

Non-performing assets totaled $12.4 million or 0.62% of total assets at December 31, 2012 compared to $20.6 million or 1.10% of total assets at December 31, 2011. Non-performing loans totaled $10.7 million or 0.89% of total loans at December 31, 2012 representing a $7.5 million, or 41%, decline in non-performing loans compared to the $18.3 million of non-performing loans at December 31, 2011.

The decline in non-performing loans during 2012 was largely the result of a decline in non-accrual commercial real estate loans and to a lesser extent a decline in non-accrual commercial and industrial loans. Non-accrual commercial real estate loans totaled $7.3 million at December 31, 2012 representing a decline of $6.0 million, or 45%, from the $13.3 million of non-accrual commercial real estate loans at year-end 2011. Non-accrual commercial real estate loans represented 70% of the total non-performing loans at year-end 2012 compared to 74% of total non-performing loans at year-end 2011. Non-accrual commercial and industrial loans totaled $2.5 million at December 31, 2012 representing a decline of $1.0 million, or 29%, decline from the $3.5 million of non-accrual commercial and industrial loans at year-end 2011. Non-accrual commercial and industrial loans represented 24% of the total non-performing loans at year-end 2012 compared with 19% of total non-performing loans at year-end 2011. The decline in both non-accrual commercial real estate and commercial and industrial loans was the result of pay-offs, pay-downs on remaining non-performing loans, partial charge-offs on remaining non-performing loans, and foreclosure and liquidation of non-performing loans during 2012. There were no significant additions to non-performing loans during 2012.

At December 31, 2012, three commercial loan relationships represented approximately 64% of the total non-performing loans of the Company. The first relationship was a $2.7 million commercial real estate loan secured by various commercial real estate properties. This loan was in non-performing status as of December 31, 2011. The borrower has made all contractual payments due during 2012 and the principal balance of the loan was reduced by approximately $0.8 million during 2012. The second relationship was an approximately $2.0 million loan secured by the business assets of a mechanical contractor. This loan was in non-performing status as of year-end 2011. The borrower has made all contractual payments due during 2012 and the principal balance of the loan was reduced by $0.3 million during 2012. The third relationship was a $2.0 million commercial real estate loan secured by a commercial warehouse facility. This loan was in non-performing status as of year-end 2011. The borrower has made all contractual payments due during 2012 and the principal balance of this relationship was reduced by $0.1 million during 2012. These three relationships represent the only loan relationships greater than $1.0 million included in non-performing loans.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2011 or 2012. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $148,000 at December 31, 2012 compared with $859,000 at December 31, 2011 a decline of approximately 83%. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 1% of total non-performing loans at December 31, 2012 compared with approximately 5% of total non-performing loans at December 31, 2011.

Past due purchased loans with evidence of credit deterioration since origination totaled $118,000 at year-end 2012 compared with $859,000 at year-end 2011 representing a decline of approximately 86%. Past due purchased loans with evidence of credit deterioration since origination represented approximately 1% of total past due loans at year-end 2012 compared with approximately 7% of total past due loans at December 31, 2011.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $7.3 million at December 31, 2012 compared with $12.9 million at December 31, 2011 a decline of approximately 44%. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 19% of total adversely classified loans at year-end 2012 compared with approximately 28% of total adversely classified loans at December 31, 2011.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment including purchase credit impaired loans totaled $12.6 million at December 31, 2012. For additional detail on impaired loans, see Note 4 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-accrual loans for 2012 was $18,000. The gross interest income that would have been recognized in 2012 on non-performing loans if the loans had been current in accordance with their original terms was $1,195,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2012 the Company’s estimated NPV might be expected to decrease under either an increase or decrease of 2% in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2012

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in Rates	Amount	% Change	NPV Ratio	Change
+2%	$174,142	(12.29)%	8.99%	(84) b.p.
+1%	189,480	(4.56)%	9.57%	(26) b.p.
Base	198,540	—	9.83%	—
-1%	167,075	(15.85)%	8.23%	(160) b.p.
-2%	159,264	(19.78)%	7.83%	(200) b.p.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

German American Bancorp, Inc.

Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Indianapolis, Indiana

March 18, 2013

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,
	2012	2011
ASSETS
Cash and Due from Banks	$41,624	$28,366
Federal Funds Sold and Other Short-term Investments	7,463	32,737

Cash and Cash Equivalents	49,087	61,103

Interest-bearing Time Deposits with Banks	2,707	5,986
Securities Available-for-Sale, at Fair Value	587,602	516,844
Securities Held-to-Maturity, at Cost (Fair value of $351 and $697 on December 31, 2012 and 2011, respectively)	346	690

Loans Held-for-Sale, at Fair Value	16,641	21,485

Loans	1,207,901	1,123,549
Less: Unearned Income	(3,035)	(2,556)
Allowance for Loan Losses	(15,520)	(15,312)
Loans, Net	1,189,346	1,105,681

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	8,340
Premises, Furniture and Equipment, Net	36,554	37,706
Other Real Estate	1,645	2,343
Goodwill	18,865	18,865
Intangible Assets	2,692	4,346
Company Owned Life Insurance	30,223	29,263
Accrued Interest Receivable and Other Assets	62,252	61,115

TOTAL ASSETS	$2,006,300	$1,873,767

LIABILITIES
Non-interest-bearing Demand Deposits	$349,174	$282,335
Interest-bearing Demand, Savings, and Money Market Accounts	962,574	899,584
Time Deposits	329,183	374,279

Total Deposits	1,640,931	1,556,198

FHLB Advances and Other Borrowings	161,006	130,993
Accrued Interest Payable and Other Liabilities	19,337	18,966

TOTAL LIABILITIES	1,821,274	1,706,157

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,637	12,594
Additional Paid-in Capital	95,617	95,039
Retained Earnings	66,421	49,434
Accumulated Other Comprehensive Income	10,351	10,543

TOTAL SHAREHOLDERS’ EQUITY	185,026	167,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,006,300	$1,873,767

End of period shares issued and outstanding	12,636,656	12,594,258

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2012	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$61,691	$64,445	$53,266
Interest on Federal Funds Sold and Other Short-term Investments	91	216	76
Interest and Dividends on Securities:
Taxable	12,946	13,677	9,812
Non-taxable	2,432	1,823	1,039

TOTAL INTEREST INCOME	77,160	80,161	64,193

INTEREST EXPENSE
Interest on Deposits	6,958	11,986	10,561
Interest on FHLB Advances and Other Borrowings	3,954	4,194	4,961

TOTAL INTEREST EXPENSE	10,912	16,180	15,522

NET INTEREST INCOME	66,248	63,981	48,671
Provision for Loan Losses	2,412	6,800	5,225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	63,836	57,181	43,446

NON-INTEREST INCOME
Trust and Investment Product Fees	2,657	2,145	1,582
Service Charges on Deposit Accounts	4,076	4,154	4,065
Insurance Revenues	5,524	5,819	5,347
Company Owned Life Insurance	974	1,100	806
Interchange Fee Income	1,724	1,501	1,243
Other Operating Income	1,955	1,452	1,740
Net Gains on Sales of Loans	3,234	2,381	2,160
Net Gain on Securities	1,667	3,024	—

TOTAL NON-INTEREST INCOME	21,811	21,576	16,943

NON-INTEREST EXPENSE
Salaries and Employee Benefits	29,086	27,992	22,070
Occupancy Expense	4,277	4,264	3,492
Furniture and Equipment Expense	2,787	2,934	2,591
FDIC Premiums	1,116	1,473	1,455
Data Processing Fees	1,071	2,092	1,411
Professional Fees	2,247	2,056	2,285
Advertising and Promotion	1,714	1,525	1,255
Intangible Amortization	1,655	1,956	898
Other Operating Expenses	6,970	6,490	5,904

TOTAL NON-INTEREST EXPENSE	50,923	50,782	41,361

Income before Income Taxes	34,724	27,975	19,028
Income Tax Expense	10,669	7,726	5,623
NET INCOME	$24,055	$20,249	$13,405

Other Comprehensive Income (Loss):
Changes in Unrealized Gain (Loss) on Securities Available-for-Sale, Net	(124)	5,677	474
Change in Unrecognized Loss on Postretirement Benefit Obligation, Net	(21)	(38)	(176)
Change in Unrecognized Amounts in Pension, Net	(47)	4	(13)
Total Other Comprehensive Income (Loss)	$(192)	$5,643	$285

COMPREHENSIVE INCOME	$23,863	$25,892	$13,690

Basic Earnings per Share	$1.91	$1.61	$1.21

Diluted Earnings per Share	$1.90	$1.61	$1.21

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2010	11,077,382	$11,077	$68,816	$29,041	$4,615	$113,549

Net Income				13,405		13,405
Other Comprehensive Income (Loss)					285	285
Cash Dividends ($.56 per share)				(6,214)		(6,214)
Issuance of Common Stock for:
Exercise of Stock Options	3,698	4	31			35
Employee Stock Purchase Plan			(30)			(30)
Restricted Share Grants	24,503	24	381			405
Income Tax Benefit From Restricted Share Grant			99			99

Balances, December 31, 2010	11,105,583	11,105	69,297	36,232	4,900	121,534

Net Income				20,249		20,249
Other Comprehensive Income (Loss)					5,643	5,643
Cash Dividends ($.56 per share)				(7,047)		(7,047)
Issuance of Common Stock for:
Exercise of Stock Options	1,652	2	10			12
Acquisition of American Community Bancorp, Inc.	1,448,520	1,449	25,123			26,572
Employee Stock Purchase Plan			(25)			(25)
Restricted Share Grants	38,503	38	597			635
Income Tax Benefit From Restricted Share Grant			37			37

Balances, December 31, 2011	12,594,258	12,594	95,039	49,434	10,543	167,610

Net Income				24,055		24,055
Other Comprehensive Income (Loss)					(192)	(192)
Cash Dividends ($.56 per share)				(7,068)		(7,068)
Issuance of Common Stock for:
Exercise of Stock Options	7,278	8	29			37
Employee Stock Purchase Plan			(67)			(67)
Restricted Share Grants	35,120	35	593			628
Income Tax Benefit From Restricted Share Grant			23			23

Balances, December 31, 2012	12,636,656	$12,637	$95,617	$66,421	$10,351	$185,026

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011	2010
Net Income	$24,055	$20,249	$13,405
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	4,567	2,509	1,080
Depreciation and Amortization	4,688	5,139	3,720
Loans Originated for Sale	(181,993)	(143,738)	(125,473)
Proceeds from Sales of Loans Held-for-Sale	189,984	136,364	121,489
Loss in Investment in Limited Partnership	—	20	135
Provision for Loan Losses	2,412	6,800	5,225
Gain on Sale of Loans, net	(3,234)	(2,381)	(2,160)
Gain on Securities, net	(1,667)	(3,024)	—
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(221)	165	(161)
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(1)	28	(33)
Post Retirement Medical Benefit	31	—	—
Other-than-temporary Impairment on Securities	—	110	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(960)	(1,107)	(814)
Equity Based Compensation	628	635	405
Excess Tax Benefit from Restricted Share Grant	(23)	(37)	(99)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	3,433	5,020	(532)
Interest Payable and Other Liabilities	298	(136)	1,040
Net Cash from Operating Activities	41,997	26,616	17,227

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	3,236	6,223	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	143,253	99,272	59,795
Redemption of Federal Reserve Bank Stock	—	694	—
Proceeds from Sales of Securities Available-for-Sale	92,344	20,061	—
Purchase of Securities Available-for-Sale	(312,063)	(296,547)	(155,797)
Proceeds from Maturities of Securities Held-to-Maturity	344	915	1,175
Proceeds from Redemption of Federal Home Loan Bank Stock	—	1,523	1,414
Purchase of Loans	—	—	(3,496)
Proceeds from Sales of Loans	9,560	3,364	6,778
Loans Made to Customers, net of Payments Received	(98,620)	3,498	(4,874)
Proceeds from Sales of Other Real Estate	3,899	4,231	2,575
Property and Equipment Expenditures	(3,617)	(3,965)	(1,975)
Proceeds from Sales of Property and Equipment	1	12	512
Acquire Capitalized Lease	—	(7)	—
Acquire Bank Branches	—	—	855
Acquisition of American Community Bancorp, Inc.	—	55,780	—
Net Cash from Investing Activities	(161,663)	(104,946)	(93,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	84,779	166,416	67,578
Change in Short-term Borrowings	31,515	(32,682)	37,900
Advances in Long-term Debt	20,000	—	—
Repayments of Long-term Debt	(21,569)	(6,549)	(32,305)
Issuance of Common Stock	37	12	—
Income Tax Benefit from Restricted Share Grant	23	37	99
Employee Stock Purchase Plan	(67)	(25)	(30)
Dividends Paid	(7,068)	(7,047)	(6,214)
Net Cash from Financing Activities	107,650	120,162	67,028

Net Change in Cash and Cash Equivalents	(12,016)	41,832	(8,783)
Cash and Cash Equivalents at Beginning of Year	61,103	19,271	28,054
Cash and Cash Equivalents at End of Year	$49,087	$61,103	$19,271

Cash Paid During the Year for
Interest	$11,521	$16,577	$15,534
Income Taxes	8,990	6,693	6,102

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$2,980	$3,492	$2,160
Securities Transferred to Accounts Receivable	45,803	43,167	—
Accounts Receivable Transferred to Securities	(43,167)	—	—

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

All classes of loans are generally placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more or when the borrower’s ability to repay becomes doubtful. Uncollected accrued interest for each class of loans is reversed against income at the time a loan is placed on non-accrual. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. All classes of loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. In 2012, consistent with 2011, a one-year historical loan loss average was utilized which is indicative of the inherent losses in the Company’s loan portfolio in the current economic environment. As the Company continues to monitor the current portfolio, the methodology could change in the future.

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

Premises, Furniture and Equipment

Land is carried at cost. Premises, furniture, and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging generally from 10 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging generally from 3 to 10 years.

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

Restrictions on Cash

At December 31, 2012 and 2011, respectively, the Company was required to have $15,241 and $1,119 on deposit with the Federal Reserve, or as cash on hand.

Long-term Assets

Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Stock Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in unrecognized amounts in pension and other postretirement benefits, which are also recognized as a separate component of equity.

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

New Accounting Pronouncements

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Company’s consolidated operating results or financial condition.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s consolidated operating results or financial condition.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The Company adopted this amendment in 2011 and the amendments continue to have no material impact on the Company’s consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

2012
U.S. Treasury and Agency Securities	$23,570	$40	$(138)	$23,472
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	71,352	5,145	(12)	76,485
Mortgage-backed Securities - Residential	475,452	11,505	(45)	486,912
Equity Securities	684	49	—	733
Total	$571,058	$16,739	$(195)	$587,602

2011
U.S. Treasury and Agency Securities	$6,340	$82	$—	$6,422
Corporate Securities	1,003	2	—	1,005
Obligations of State and Political Subdivisions	60,606	4,195	(2)	64,799
Mortgage-backed Securities - Residential	431,495	12,529	(90)	443,934
Equity Securities	684	—	—	684
Total	$500,128	$16,808	$(92)	$516,844

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

		Gross	Gross
Securities Held-to-Maturity:	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
2012
Obligations of State and Political Subdivisions	$346	$5	$—	$351

2011
Obligations of State and Political Subdivisions	$690	$7	$—	$697

The amortized cost and fair value of Securities at December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$3,145	$3,162
Due after one year through five years	13,191	13,570
Due after five years through ten years	51,937	54,239
Due after ten years	26,649	28,986
Mortgage-backed Securities - Residential	475,452	486,912
Equity Securities	684	733
Total	$571,058	$587,602

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	346	351
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$346	$351

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Proceeds from the Sales of Securities are summarized below:

	2012	2011	2010
	Available-	Available-	Available-
	for-Sale	for-Sale	for-Sale

Proceeds from Sales and Calls	$92,344	$20,061	$—
Gross Gains on Sales and Calls	1,667	2,089	—

Income Taxes on Gross Gains	583	721	—

The Company held a minority interest in American Community Bancorp, Inc., prior to the acquisition on January 1, 2011. For the year ended December 31, 2011, the Company recognized a gain of $1.045 million on the stock held of American Community Bancorp, Inc. as a result of the acquisition. No gains or losses were recognized during the year ended December 31, 2010.

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $61,744 and $70,718 as of December 31, 2012 and 2011, respectively.

Below is a summary of securities with unrealized losses as of year-end 2012 and 2011, presented by length of time the securities have been in a continuous unrealized loss position:

At December 31, 2012:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$19,862	$(138)	$—	$—	$19,862	$(138)
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	1,042	(12)	—	—	1,042	(12)
Mortgage-backed Securities - Residential	18,323	(45)	—	—	18,323	(45)
Equity Securities	—	—	—	—	—	—
Total	$39,227	$(195)	$—	$—	$39,227	$(195)

At December 31, 2011:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Corporate Securities	—	—	—	—	—	—
Obligations of State and Political Subdivisions	203	(2)	—	—	203	(2)
Mortgage-backed Securities - Residential	39,947	(90)	—	—	39,947	(90)
Equity Securities	—	—	—	—	—	—
Total	$40,150	$(92)	$—	$—	$40,150	$(92)

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

The Company’s equity securities consist of non-controlling investments in other banking organizations. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. At December 31, 2012 and 2011, none of the Company’s equity securities had an unrealized loss.

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

NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $6.1 million at December 31, 2012. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. There are provisions in the agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. In addition, the Company minimizes credit risk through credit approvals, limits, and monitoring procedures.

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2012		2011
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Included in Other Assets:
Interest Rate Swaps	$6,051	$187	$—	$—

Included in Other Liabilities:
Interest Rate Swaps	$6,051	$178	$—	$—

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—
Included in Other Income / (Expense)	163	—	—

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2012	2011
Commercial:
Commercial and Industrial Loans and Leases	$335,373	$293,172
Commercial Real Estate Loans	488,496	452,071
Agricultural Loans	179,906	167,693
Retail:
Home Equity Loans	74,437	77,070
Consumer Loans	41,103	47,409
Residential Mortgage Loans	88,586	86,134
Subtotal	1,207,901	1,123,549
Less: Unearned Income	(3,035)	(2,556)
Allowance for Loan Losses	(15,520)	(15,312)
Loans, net	$1,189,346	$1,105,681

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2012 and 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
December 31, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	1,150	1,326	63	(32)	194	(47)	(242)	2,412
Recoveries	74	97	—	2	123	30	—	326
Loans Charged-off	(162)	(1,789)	—	(87)	(293)	(199)	—	(2,530)
Ending Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
December 31, 2011
Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	1,195	4,265	176	287	23	340	514	6,800
Recoveries	98	139	—	6	125	16	—	384
Loans Charged-off	(1,513)	(2,604)	—	(255)	(320)	(497)	—	(5,189)
Ending Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312

The following table presents the activity in the allowance for loan losses for the year ended December 31, 2010:

2010

Beginning Balance	$11,016
Provision for Loan Losses	5,225
Loans Charged-off	(4,214)
Recoveries	1,290
Ending Balance	$13,317

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Loan impairment is reported when full repayment under the terms of the loan is not expected. This methodology is used for all loans, including loans acquired with deteriorated credit quality. For purchased loans, the assessment is made at the time of acquisition as well as over the life of loan. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2012 and 2011:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
December 31, 2012	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$5,323	$1,279	$3,894	$150	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,109	3,208	5,017	839	141	214	186	504
Acquired with Deteriorated
Credit Quality	88	68	20	—	—	—	—	—
Total Ending Allowance
Balance	$15,520	$4,555	$8,931	$989	$141	$214	$186	$504

Loans:
Loans Individually
Evaluated for Impairment	$12,520	$2,547	$7,550	$2,423	$—	$—	$—	$—
Loans Collectively
Evaluated for Impairment	1,189,729	331,920	473,209	180,152	74,699	41,083	88,666	—
Loans Acquired with Deteriorated
Credit Quality	11,174	1,840	9,037	—	—	148	149	—
Total Ending Loans Balance (1)	$1,213,423	$336,307	$489,796	$182,575	$74,699	$41,231	$88,815	$—

(1) Total recorded investment in loans includes $5,522 in accrued interest.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
December 31, 2011	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$4,834	$466	$4,368	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,401	3,027	4,852	926	258	190	402	746
Acquired with Deteriorated
Credit Quality	77	—	77	—	—	—	—	—
Total Ending Allowance
Balance	$15,312	$3,493	$9,297	$926	$258	$190	$402	$746

Loans:
Loans Individually
Evaluated for Impairment	$16,613	$3,567	$13,046	$—	$—	$—	$—	$—
Loans Collectively
Evaluated for Impairment	1,096,571	287,924	427,063	170,513	77,323	47,431	86,317	—
Loans Acquired with Deteriorated
Credit Quality	16,121	2,596	13,209	—	—	164	152	—
Total Ending Loans Balance (1)	$1,129,305	$294,087	$453,318	$170,513	$77,323	$47,595	$86,469	$—

(1) Total recorded investment in loans includes $5,756 in accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance(1)	Investment	Allocated
December 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$108	$87	$—
Commercial Real Estate Loans	4,312	2,154	—
Agricultural Loans	2,126	2,137	—
Subtotal	6,546	4,378	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,642	2,581	1,347
Commercial Real Estate Loans	5,579	5,418	3,914
Agricultural Loans	285	286	150
Subtotal	8,506	8,285	5,411
Total	$15,052	$12,663	$5,411

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded
(Included in the Total Above)	$45	$25	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded
(Included in the Total Above)	$155	$118	$88

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance(1)	Investment	Allocated
December 31, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,731	$1,066	$—
Commercial Real Estate Loans	6,991	5,894	—
Agricultural Loans	—	—	—
Subtotal	8,722	6,960	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,502	2,501	466
Commercial Real Estate Loans	7,587	7,230	4,445
Agricultural Loans	—	—	—
Subtotal	10,089	9,731	4,911
Total	$18,811	$16,691	$4,911

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded
(Included in the Total Above)	$48	$28	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded
(Included in the Total Above)	$205	$77	$77

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
December 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$252	$3	$3
Commercial Real Estate Loans	4,506	18	18
Agricultural Loans	535	2	2
Subtotal	5,293	23	23
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,726	9	8
Commercial Real Estate Loans	6,660	23	19
Agricultural Loans	74	—	—
Subtotal	9,460	32	27
Total	$14,753	$55	$50

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded
(Included in the Total Above)	$26	$2	$2
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded
(Included in the Total Above)	$154	$6	$4

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
December 31, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,107	$9	$9
Commercial Real Estate Loans	4,438	75	75
Agricultural Loans	19	6	6
Subtotal	5,564	90	90
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,642	11	11
Commercial Real Estate Loans	9,390	37	34
Agricultural Loans	—	—	—
Subtotal	13,032	48	45
Total	$18,596	$138	$135

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded
(Included in the Total Above)	$28	$4	$4
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded
(Included in the Total Above)	$77	$1	$1

The following table presents information for loans individually evaluated for impairment for the year ended December 31, 2010:

2010
Average Balance of Impaired Loans During the Year	$10,166
Interest Income Recognized During Impairment	78
Interest Income Recognized on Cash Basis	78

All classes of loans, including loans acquired with deteriorated credit quality, are generally placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more or when the borrower’s ability to repay becomes doubtful. For purchased loans, the determination is made at the time of acquisition as well as over the life of the loan. Uncollected accrued interest for each class of loans is reversed against income at the time a loan is placed on non-accrual. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. All classes of loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2012 and 2011:

			Loans Past Due
			90 Days or More
	Non-Accrual		& Still Accruing
	2012	2011	2012	2011
Commercial and Industrial Loans and Leases	$2,480	$3,471	$—	$—
Commercial Real Estate Loans	7,275	13,289	—	—
Agricultural Loans	—	—	—	—
Home Equity Loans	178	90	—	—
Consumer Loans	167	259	—	—
Residential Mortgage Loans	257	748	—	—
Total	$10,357	$17,857	$—	$—
Loans Acquired With Deteriorated Credit Quality
(Included in the Total Above)	$148	$859	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2012 and 2011:

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2012
Commercial and Industrial Loans and Leases	$336,307	$436	$133	$448	$1,017	$335,290
Commercial Real Estate Loans	489,796	1,352	—	2,063	3,415	486,381
Agricultural Loans	182,575	42	14	—	56	182,519
Home Equity Loans	74,699	177	48	178	403	74,296
Consumer Loans	41,231	431	23	18	472	40,759
Residential Mortgage Loans	88,815	2,070	495	257	2,822	85,993
Total (1)	$1,213,423	$4,508	$713	$2,964	$8,185	$1,205,238
Loans Acquired With Deteriorated Credit Quality
(Included in the Total Above)	$11,174	$—	$120	$—	$120	$11,054

(1) Total recorded investment in loans includes $5,522 in accrued interest.

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2011
Commercial and Industrial Loans and Leases	$294,087	$220	$—	$1,141	$1,361	$292,726
Commercial Real Estate Loans	453,318	381	148	5,920	6,449	446,869
Agricultural Loans	170,513	10	—	—	10	170,503
Home Equity Loans	77,323	176	6	90	272	77,051
Consumer Loans	47,595	287	117	221	625	46,970
Residential Mortgage Loans	86,469	2,752	893	748	4,393	82,076
Total (1)	$1,129,305	$3,826	$1,164	$8,120	$13,110	$1,116,195
Loans Acquired With Deteriorated Credit Quality
(Included in the Total Above)	$16,121	$248	$56	$554	$858	$15,263

(1) Total recorded investment in loans includes $5,756 in accrued interest.

Troubled Debt Restructurings:

In certain instances, the Company may choose to restructure the contractual terms of loans. A troubled debt restructuring occurs when the Bank grants a concession to the borrower that it would not otherwise consider due to a borrower’s financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the Company’s internal underwriting policy. The Company uses the same methodology for loans acquired with deteriorated credit quality as for all other loans when determining whether the loan is a troubled debt restructuring.

During the years ending December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There were no troubled debt restructurings for the years ended December 31, 2012 and 2011 for loans acquired with deteriorated credit quality at the time of acquisition.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following table presents the recorded investment of troubled debt restructurings by class of loans as of December 31, 2012 and 2011:

	Total	Performing	Non-Accrual(1)
December 31, 2012
Commercial and Industrial Loans and Leases	$2,461	$66	$2,395
Commercial Real Estate Loans	6,031	304	5,727
Total	$8,492	$370	$8,122

	Total	Performing	Non-Accrual(1)
December 31, 2011
Commercial and Industrial Loans and Leases	$3,391	$98	$3,293
Commercial Real Estate Loans	9,088	315	8,773
Total	$12,479	$413	$12,066

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company has not committed to lending any additional amounts as of December 31, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2012 and 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
December 31, 2012
Commercial and Industrial Loans and Leases	2	$9	$9
Commercial Real Estate Loans	—	—	—
Total	2	$9	$9

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the year ending December 31, 2012.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
December 31, 2011
Commercial and Industrial Loans and Leases	4	$4,541	$4,499
Commercial Real Estate Loans	6	7,099	6,850
Total	10	$11,640	$11,349

The troubled debt restructurings described above increased the allowance for loan losses by $1,945 and resulted in charge-offs of $834 during the year ending December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2012 and 2011:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
December 31, 2012
Commercial and Industrial Loans and Leases	1	$565
Commercial Real Estate Loans	3	1,377
Total	4	$1,942

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $12 and resulted in charge-offs of $306 during the year ending December 31, 2012.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
December 31, 2011
Commercial and Industrial Loans and Leases	1	$527
Commercial Real Estate Loans	—	—
Total	1	$527

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $500 and resulted in charge-offs of $500 during the year ending December 31, 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and Industrial Loans and Leases	$307,997	$14,441	$13,869	$—	$336,307
Commercial Real Estate Loans	446,639	21,338	21,819	—	489,796
Agricultural Loans	176,730	2,855	2,990	—	182,575
Total	$931,366	$38,634	$38,678	$—	$1,008,678
Loans Acquired with Deteriorated Credit Quality
(Included in the Total Above)	$319	$3,220	$7,338	$—	$10,877

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial and Industrial Loans and Leases	$264,037	$16,188	$13,862	$—	$294,087
Commercial Real Estate Loans	396,057	28,272	28,989	—	453,318
Agricultural Loans	165,153	2,744	2,616	—	170,513
Total	$825,247	$47,204	$45,467	$—	$917,918
Loans Acquired with Deteriorated Credit Quality
(Included in the Total Above)	$—	$2,804	$13,001	$—	$15,805

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2012 and 2011:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2012
Performing	$74,521	$41,064	$88,558
Nonperforming	178	167	257
Total	$74,699	$41,231	$88,815
Loans Acquired with Deteriorated Credit Quality
(Included in the Total Above)	$—	$148	$149

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2011
Performing	$77,233	$47,336	$85,721
Nonperforming	90	259	748
Total	$77,323	$47,595	$86,469
Loans Acquired with Deteriorated Credit Quality
(Included in the Total Above)	$—	$164	$152

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

December 31, 2012

Commercial and Industrial Loans	$1,840
Commercial Real Estate Loans	9,037
Home Equity Loans	—
Consumer Loans	148
Residential Mortgage Loans	149
Total	$11,174

Carrying Amount, Net of Allowance	$11,086

December 31, 2011

Commercial and Industrial Loans	$2,596
Commercial Real Estate Loans	13,209
Home Equity Loans	—
Consumer Loans	164
Residential Mortgage Loans	152
Total	$16,121

Carrying Amount, Net of Allowance	$16,044

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	December 31, 2012	December 31, 2011

Balance at January 1	$967	$—
New Loans Purchased	—	2,042
Accretion of Income	(1,265)	(1,130)
Reclassifications from Non-accretable Difference	468	129
Charge-off of Accretable Yield	—	(74)
Balance at December 31	$170	$967

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $88 and $77 for the years ended December 31, 2012 and 2011. No allowances for loan losses were reversed during the same period.

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2012. A summary of the activity of these loans follows:

Balance		Changes			Balance
January 1,		in Persons	Deductions		December 31,
2012	Additions	Included	Collected	Charged-off	2012
$6,994	$7,419	$119	$(5,530)	$—	$9,002

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2012	2011

Land	$7,948	$7,878
Buildings and Improvements	43,706	41,850
Furniture and Equipment	19,584	19,944
Total Premises, Furniture and Equipment	71,238	69,672
Less: Accumulated Depreciation	(34,684)	(31,966)
Total	$36,554	$37,706

Depreciation expense was $2,941, $3,261, and $2,872 for 2012, 2011, and 2010, respectively.

The Company leases two of its branch buildings under a capital lease. The lease arrangement requires monthly payments through 2027. The Company has included the leases in buildings and improvements as follows:

	2012	2011

Capital Leases	$2,442	$2,442
Less: Accumulated Depreciation	(344)	(223)
Total	$2,098	$2,219

The following is a schedule of future minimum lease payments under the capitalized leases, together with the present value of net minimum lease payments at year end 2012:

2013	$348
2014	348
2015	348
2016	348
2017	348
Thereafter	4,378
Total minimum lease payments	6,118
Less: Amount representing interest	(3,796)
Present Value of Net Minimum Lease Payments	$2,322

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 6 – Deposits

At year end 2012, stated maturities of time deposits were as follows:

2013	$172,507
2014	28,969
2015	42,312
2016	67,050
2017	18,317
Thereafter	28
Total	$329,183

Time deposits of $100 or more at December 31, 2012 and 2011 were $95,761 and $100,616, respectively.

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2012	2011
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$51,526	$51,642
Term Loans	1,500	3,000
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	4,874	4,724
Subordinated Debentures	29,250	29,250
Capital Lease Obligation	2,322	2,358
Long-term Borrowings	89,472	90,974

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$48,500	$3,500
Federal Funds Purchased	5,400	—
Repurchase Agreements	17,634	36,519
Short-term Borrowings	71,534	40,019

Total Borrowings	$161,006	$130,993

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2012	2011

Average Daily Balance During the Year	$19,813	$34,243
Average Interest Rate During the Year	0.23%	0.31%
Maximum Month-end Balance During the Year	$24,220	$43,514
Weighted Average Interest Rate at Year-end	0.20%	0.25%

At December 31, 2012 interest rates on the fixed rate long-term FHLB advances ranged from 0.39% to 7.22% with a weighted average rate of 2.07%. Of the $51.5 million, $30.0 million or 58% of the advances contained options whereby the FHLB may convert the fixed rate advance to an adjustable rate advance, at which time the Company may prepay the advance without penalty. The options on these advances are subject to a variety of terms including LIBOR based strike rates.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – FHLB Advances and Other Borrowings (continued)

The long-term borrowings shown above includes $1.5 million and $3.0 million outstanding on a term loan owed by the parent company as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, interest on the term loan is based upon 90-day LIBOR plus 3.00%. The term loan matures January 1, 2014. At December 31, 2011, the parent company had a $5 million line of credit with no outstanding balance. The line of credit matured September 30, 2012. Interest on the line of credit was based upon 90-day LIBOR plus 3.00% and included an unused commitment fee of 0.35%.

At December 31, 2012, the long-term borrowings shown above includes an aggregate of $29.3 million of indebtedness represented by subordinated debentures issued by the Company’s parent company in two separate transactions. A $10 million subordinated debenture issued by the parent company to another bank, bears interest based upon 90-day LIBOR plus 1.35%. This subordinated debenture matures on January 1, 2014. 20% of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2012. 40% of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2011. On April 30, 2009, the parent company issued $19.3 million principal amount of 8% redeemable subordinated debentures to the public. These debentures will mature in a single payment of principal on March 30, 2019. The Company has the right to redeem these debentures without penalty or premium on or after March 30, 2012 subject to prior consultation with the Federal Reserve Board. The entire principal amount of these debentures was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2012 and 2011.

At December 31, 2012, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2013	$20,043
2014	31,539
2015	42
2016	45
2017	749
Thereafter	29,858
Total	$82,276

The Company assumed the obligations of junior subordinated debentures through the acquisition of American Community Bancorp, Inc. The junior subordinated debentures were issued to ACB Capital Trust I and ACB Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I and ACB Trust II. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $4,725 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2012. $4,476 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2011. As a result of the acquisition of American Community these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

			Carrying
	Date of	Issuance	Amount at		Rate as of	Rate as of	Maturity
	Issuance	Amount	December 31, 2012	Variable Rate	December 31, 2012	December 31, 2011	Date

ACB Trust I	5/6/2005	$5,155	$3,094	90 day LIBOR + 2.15%	2.46%	2.73%	May 2035
ACB Trust II	7/15/2005	3,093	1,780	90 day LIBOR + 1.85%	2.16%	2.35%	July 2035

See also Note 5 regarding the capital lease obligation.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity

The Company and affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of December 31, 2012, the Company and Bank meet all capital adequacy requirements to which they are subject.

The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If under-capitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At December 31, 2012, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$194,990	13.70%	$113,859	8.00%	N/A	N/A
Bank	167,904	11.83	113,523	8.00	$141,904	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$158,198	11.12%	$56,930	4.00%	N/A	N/A
Bank	152,384	10.74	56,762	4.00	$85,142	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$158,198	8.18%	$77,317	4.00%	N/A	N/A
Bank	152,384	7.91	77,025	4.00	$96,281	5.00%

At December 31, 2011, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
Consolidated	$177,303	13.52%	$104,883	8.00%	N/A	N/A
Bank	158,522	12.14	104,462	8.00	$130,577	10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$138,741	10.58%	$52,442	4.00%	N/A	N/A
Bank	143,210	10.97	52,231	4.00	$78,346	6.00%

Tier 1 Capital
(to Average Assets)
Consolidated	$138,741	7.46%	$74,436	4.00%	N/A	N/A
Bank	143,210	7.72	74,160	4.00	$92,700	5.00%

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)

The Company and the affiliate bank at year end 2012 and 2011 were categorized as well-capitalized. There have been no conditions or events that management believes have changed the classification of the Company or affiliate bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the affiliate bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2012, the affiliate bank had $26,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2012, the Company has reserved 481,791 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

The following table presents activity for stock options under the Company’s equity incentive plan for 2012:

	Year Ended December 31, 2012
		Weighted	Weighted Average	Aggregate
	Number of	Average Price	Life of Options	Intrinsic
	Options	of Options	(in years)	Value

Outstanding at Beginning of Period	129,109	$17.06
Granted	—	—
Exercised	(48,089)	17.65
Forfeited	—	—
Expired	(1,103)	14.92
Outstanding & Exercisable at End of Period	79,917	$16.73	3.94	$399

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2012, 2011, and 2010:

	2012	2011	2010

Intrinsic Value of Options Exercised	$203	$28	$46
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$78	$12	$19
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)

During 2012, 2011 and 2010, the Company granted no options, and accordingly, recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2012, 2011 and 2010 because all outstanding options were fully vested prior to 2007. As of December 31, 2012 and 2011, there was no unrecognized option expense as all outstanding options were fully vested.

Restricted Stock

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 50% restricted stock grants and 50% cash credit entitlements). These management restricted stock grants and tandem cash credit entitlements are subject to forfeiture in the event that the recipient of the grant does not continue employment with the Company through December 5 of the year of grant, at which time they generally vest 100 percent. Awards that were granted to directors as additional retainer for their services in December 2012 do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5 of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2012, 2011, and 2010:

	Year Ended	Year Ended	Year Ended
	12/31/2012	12/31/2011	12/31/2010

Restricted Stock Expense	$628	$636	$405
Cash Entitlement Expense	588	564	380
Tax Effect	(493)	(475)	(311)
Net of Tax	$723	$725	$474

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $101 as of December 31, 2012. There was no unrecognized expense associated with the restricted stock grants as of December 31, 2011.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended
	December 31, 2012
		Weighted
	Restricted	Average Market
	Shares	Price at Grant

Outstanding at Beginning of Period	—	$—
Granted	37,742	20.74
Issued and Vested	(30,137)	20.54
Forfeited	(2,622)	20.55
Outstanding at End of Period	4,983	22.07

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan in 2012, 2011, and 2010 nor was there any unrecognized compensation expense as of December 31, 2012 and 2011 for the Employee Stock Purchase Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2012, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the years ended December 31, 2012 and 2011.

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $777, $717, and $608 for 2012, 2011, and 2010, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $125 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $1,799, $1,620, and $1,489 for 2012, 2011, and 2010, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,003 and $2,240 at December 31, 2012 and 2011. Deferred compensation expense was $170, $183, and $223 for 2012, 2011, and 2010, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company during 2008, 2009, and 2010. Accrued benefits payable as a result of the agreements totaled $298 and $456 at December 31, 2012 and 2011, respectively. Expense associated with these agreements totaled $0, $72, and $135 during 2012, 2011, and 2010, respectively. The benefits under the agreements will be paid through 2017.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company’s plan as of December 31, 2012 and 2011 was as follows:

	2012	2011
Changes in Benefit Obligation:
Obligation at Beginning of Year	$734	$712
Interest Cost	27	32
Benefits Paid	(33)	(33)
Actuarial (Gain) Loss	109	23
Obligation at End of Year	837	734

Changes in Plan Assets:
Fair Value at Beginning of Year	353	319
Actual Return on Plan Assets	1	1
Employer Contributions	78	66
Benefits Paid	(33)	(33)
Fair Value at End of Year	399	353

Funded Status:
Funded Status at End of Year	$(438)	$(381)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:
	2012	2011
Net Loss (Gain)	$360	$280
Prior Service Cost	13	14
	$373	$294

The accumulated benefit obligation was $837 and $734 at year-end 2012 and 2011, respectively.

Because the plan has been suspended, the projected benefit obligation and accumulated benefit obligation are the same. The accumulated benefit obligation for the defined benefit pension plan exceeds the fair value of the assets included in the plan.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2012	2011	2010
Interest Cost	$27	$32	$34
Expected Return on Assets	(1)	(2)	(3)
Amortization of Transition Amount	—	—	—
Amortization of Prior Service Cost	1	1	(3)
Recognition of Net Loss	30	31	25
Net Periodic Benefit Cost	$57	$62	$53

Net Loss During the Period	110	24	43
Amortization of Unrecognized Loss	(30)	(30)	(25)
Amortization of Transition Cost	—	—	—
Amortization of Prior Service Cost	(1)	(1)	3
Total Recognized in Other Comprehensive Income	79	(7)	21

Total Recognized in Net Periodic Benefit Cost and Other
Comprehensive Income	$136	$55	$74

The estimated net loss, prior service costs, and net transition obligation (asset) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $46, $2, and $0, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2012	2011	2010
Discount Rate	3.25%	3.75%	4.60%
Rate of Compensation Increase (1)	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic pension cost:
	2012	2011	2010
Discount Rate	3.75%	4.60%	5.29%
Expected Return on Plan Assets	0.25%	0.50%	1.00%
Rate of Compensation Increase (1)	N/A	N/A	N/A

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

The expected return on plan assets was determined based upon rates that are expected to be available for future reinvestment of earnings and maturing investments along with consideration given to the current mix of plan assets.

Plan Assets

The Company’s defined benefit pension plan asset allocation at year-end 2012 and 2011 and target allocation for 2013 by asset category are as follows:

	Target	Percentage of Plan Assets
	Allocation	at Year-end
Asset Category	2013	2012	2011

Cash	50%	100%	28%
Certificates of Deposit	50%	0%	72%
Total	100%	100%	100%

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

Changes in Accumulated Postretirement Benefit Obligations:	2012	2011
Obligation at the Beginning of Year	$624	$560
Unrecognized Loss (Gain)	43	57

Components of Net Periodic Postretirement Benefit Cost:
Service Cost	35	28
Interest Cost	24	25

Net Expected Benefit Payments	(35)	(46)
Obligation at End of Year	$691	$624

Components of Postretirement Benefit Expense:	2012	2011
Service Cost	$35	$28
Interest Cost	24	25
Net Postretirement Benefit Expense	59	53

Net Gain During Period Recognized in Other Comprehensive Income	—	—

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$59	$53

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:
	2012	2011	2010
Discount Rate	3.41%	3.98%	4.72%

Assumed Health Care Cost Trend Rates at Year-end:
	2012	2011
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2019	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2012:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on Total of Service and Interest Cost	$5	$(4)
Effect on Postretirement Benefit Obligation	$43	$(39)

Pension and Other Benefit Plans

Contributions

The Company expects to contribute $80 to its defined benefit pension plan and $50 to its postretirement medical and life insurance plan in 2013.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Estimated Future Benefits

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension	Postretirement
Year	Benefits	Benefits
2013	$123	$50
2014	44	42
2015	58	50
2016	129	48
2017	34	60
2018-2022	265	357

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2012	2011	2010

Current Federal	$9,649	$3,333	$6,147
Current State	568	184	480
Deferred Federal	260	4,241	(686)
Deferred State	192	(32)	(318)
Total	$10,669	$7,726	$5,623

Income tax expense is reconciled to the 35% statutory rate applied to the pre-tax income for the years presented in the table below:

	2012	2011	2010

Statutory Rate Times Pre-tax Income	$12,153	$9,791	$6,660
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(1,007)	(780)	(533)
State Income Tax, Net of Federal Tax Effect	494	99	105
General Business Tax Credits	(547)	(370)	(365)
Company Owned Life Insurance	(341)	(385)	(282)
Gain on American Community Bancorp, Inc. Stock	—	(366)	—
Other Differences	(83)	(263)	38
Total Income Taxes	$10,669	$7,726	$5,263

The net deferred tax liability at December 31 consists of the following:

	2012	2011
Deferred Tax Assets:
Allowance for Loan Losses	$5,845	$5,596
Deferred Compensation and Employee Benefits	1,282	1,355
Other-than-temporary Impairment	443	443
Accrued Expenses	646	705
Business Combination Fair Value Adjustments	—	985
Pension and Postretirement Plans	195	149
Other Real Estate Owned	140	100
Non-Accrual Loan Interest Income	254	3
General Business Tax Credits	—	25
Net Operating Loss Carryforward	—	72
Other	279	337
Total Deferred Tax Assets	9,084	9,770
Deferred Tax Liabilities:
Depreciation	(1,419)	(1,520)
Leasing Activities, Net	(7,753)	(7,612)
Unrealized Appreciation on Securities	(5,915)	(5,949)
FHLB Stock Dividends	(336)	(333)
Prepaid Expenses	(516)	(431)
Intangibles	(359)	(861)
Deferred Loan Fees	(394)	(350)
Business Combination Fair Value Adjustments	(333)	—
General Business Tax Credits	(7)	—
Other	(255)	(181)
Total Deferred Tax Liabilities	(17,287)	(17,237)
Valuation Allowance	(45)	(45)
Net Deferred Tax Liability	$(8,248)	$(7,512)

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

Retained earnings at December 31, 2012, include approximately $2,995 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2012 was approximately $1,048.

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2012, 2011, and 2010, and did not recognize any increase in unrecognized benefits during 2012 relative to any tax positions taken in 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2012, 2011, and 2010. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2008. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2007.

NOTE 11 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2012	2011	2010
Basic Earnings per Share:
Net Income	$24,055	$20,249	$13,405

Weighted Average Shares Outstanding	12,622,049	12,581,646	11,098,836

Basic Earnings per Share	$1.91	$1.61	$1.21

Diluted Earnings per Share:
Net Income	$24,055	$20,249	$13,405

Weighted Average Shares Outstanding	12,622,049	12,581,646	11,098,836
Stock Options, Net	15,694	6,102	6,051
Diluted Weighted Average Shares Outstanding	12,637,743	12,587,748	11,104,887

Diluted Earnings per Share	$1.90	$1.61	$1.21

Stock options for 89,276 and 99,276 shares of common stock were not considered in computing diluted earnings per common share for 2011 and 2010, respectively, because they were anti-dilutive. There were no anti-dilutive shares at December 31, 2012.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 12 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2012, 2011, and 2010 was $486, $413, and $385, respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments for premises & equipment at year end 2012:

2013	$462
2014	392
2015	324
2016	259
2017	184
Thereafter	1,637
Total	$3,258

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2012		2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to Fund Loans:
Consumer Lines	$6,013	$137,668	$3,498	$126,807
Commercial Operating Lines	13,444	187,829	5,341	179,790
Residential Mortgages	33,004	676	30,459	489
Total Commitments to Fund Loans	$52,461	$326,173	$39,298	$307,086

Commitments to Sell Loans	$52,511	$—	$55,098	$—

Standby Letters of Credit	$1,408	$4,279	$850	$4,559

The fixed rate commitments to fund loans have interest rates ranging from 2.25% to 18.00% and maturities ranging from less than 1 year to 21 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2012, the Company held $12.5 million in Level 3 securities which consist of $12.2 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$23,472	$—	$23,472
Corporate Securities	—	—	—	—
Obligations of State and
Political Subdivisions	—	64,316	12,169	76,485
Mortgage-backed Securities-Residential	—	486,912	—	486,912
Equity Securities	380	—	353	733
Total Securities	$380	$574,700	$12,522	$587,602

Loans Held-for-Sale	$—	$16,641	$—	$16,641

Derivative Assets	$—	$187	$—	$187

Derivative Liabilities	$—	$178	$—	$178

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$6,422	$—	$6,422
Corporate Securities	—	—	1,005	1,005
Obligations of State and
Political Subdivisions	—	60,724	4,075	64,799
Mortgage-backed Securities-Residential	—	443,934	—	443,934
Equity Securities	331	—	353	684
Total Securities	$331	$511,080	$5,433	$516,844

Loans Held-for-Sale	$—	$21,485	$—	$21,485

Derivative Assets	$—	$—	$—	$—

Derivative Liabilities	$—	$—	$—	$—

There were no transfers between Level 1 and Level 2 for the periods ended December 31, 2012 and 2011.

At December 31, 2012, the aggregate fair value of the Loans Held-for-Sale was $16,641, aggregate contractual principal balance was $16,413 with a difference of $228. At December 31, 2011, the aggregate fair value of the Loans Held-for-Sale was $21,485, aggregate contractual principle balance was $21,225 with a difference of $260.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 and 2011:

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2012	2011	2012	2011	2012	2011

Beginning Balance of Recurring Level 3
Assets at January 1	$4,075	$—	$353	$353	$1,005	$—
Total Gains or Losses (realized/unrealized)
Included in earnings	156	—	—	—	—	—
Maturities / Calls	—	—	—	—	(1,005)	—
Purchases	7,938	4,075	—	—	—	1,005
Ending Balance of Recurring Level 3 Assets at December 31	$12,169	$4,075	$353	$353	$—	$1,005

Of the total gain/loss included in earnings for the year ended December 31, 2012, $1 was attributable to interest income on securities and $155 was attributable to other changes in fair value.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,231	$1,231
Commercial Real Estate Loans	—	—	1,497	1,497
Agricultural Loans	—	—	135	135
Other Real Estate
Commercial Real Estate	—	—	150	150

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$2,035	$2,035
Commercial Real Estate Loans	—	—	2,783	2,783
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	250	250

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,274 with a valuation allowance of $5,411, resulting in an additional provision for loan losses of $2,230 for the year ended December 31, 2012. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,729 with a valuation allowance of $4,911, resulting in an additional provision for loan losses of $4,226 for the year ended December 31, 2011.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $150 at December 31, 2012. A charge to earnings through Other Operating Income of $100 was included in the year ended December 31, 2012. Other Real Estate, which is measured at the lower of carrying or fair value less costs to sell, had a carrying amount of $250 at December 31, 2011. A charge to earnings through Other Operating Income of $150 was included in the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

				Range
		Valuation		(Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)
Impaired Loans - Commercial	$1,231	Sales comparison	Adjustment for differences	4%-68%
and Industrial Loans		approach	between the comparable	(8%)
			sales

Impaired Loans - Commercial	$1,497	Sales comparison	Adjustment for physical	15%-78%
Real Estate Loans		approach	condition of comparable	(48%)
		Income approach	properties sold
		Cost approach	Adjustment for net operating
			income generated by the
			property
			Adjustment for investor rates
			of return

Impaired Loans – Agricultural	$135	Sales comparison	Adjustment for physical	76%
Loans		approach	condition of comparable	(76%)
		Income approach	properties sold
			Adjustment for net operating
			income generated by the
			property

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending December 31, 2012 and 2011. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at
		December 31, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$51,794	$41,624	$10,170	$—	$51,794
Securities Held-to-Maturity	346	—	351	—	351
FHLB Stock and Other Restricted Stock	8,340	N/A	N/A	N/A	N/A
Loans, Net	1,186,483	—	—	1,199,566	1,199,566
Accrued Interest Receivable	7,419	—	1,893	5,526	7,419
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,311,748)	(1,311,748)	—	—	(1,311,748)
Time Deposits	(329,183)	—	(333,170)	—	(333,170)
Short-term Borrowings	(71,534)	—	(71,534)	—	(71,534)
Long-term Debt	(89,472)	—	(66,892)	(28,872)	(95,764)
Accrued Interest Payable	(1,275)	—	(829)	(446)	(1,275)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

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

Off-balance Sheet Instruments:

Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At December 31, 2012 and 2011, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 34 banking offices at December 31, 2012. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Year Ended December 31, 2012
Net Interest Income	$68,311	$21	$34	$(2,118)	$66,248
Net Gains on Sales of Loans	3,234	—	—	—	3,234
Net Gains on Securities	1,667	—	—	—	1,667
Trust and Investment Product Fees	5	2,657	—	(5)	2,657
Insurance Revenues	23	36	5,465	—	5,524
Noncash Items:
Provision for Loan Losses	2,412	—	—	—	2,412
Depreciation and Amortization	4,099	24	415	150	4,688
Income Tax Expense (Benefit)	11,999	(187)	181	(1,324)	10,669
Segment Profit (Loss)	25,118	(298)	250	(1,015)	24,055
Segment Assets at December 31, 2012	2,006,992	11,551	8,333	(20,576)	2,006,300

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Year Ended December 31, 2011
Net Interest Income	$66,099	$16	$22	$(2,156)	$63,981
Net Gains on Sales of Loans	2,381	—	—	—	2,381
Net Gains on Securities	2,089	—	—	935	3,024
Trust and Investment Product Fees	3	2,147	—	(5)	2,145
Insurance Revenues	67	13	5,755	(16)	5,819
Noncash Items:
Provision for Loan Losses	6,800	—	—	—	6,800
Depreciation and Amortization	4,481	26	482	150	5,139
Income Tax Expense (Benefit)	9,171	(353)	272	(1,364)	7,726
Segment Profit (Loss)	20,855	(545)	352	(413)	20,249
Segment Assets at December 31, 2011	1,875,417	11,801	7,948	(21,399)	1,873,767

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Year Ended December 31, 2010
Net Interest Income	$50,460	$8	$27	$(1,824)	$48,671
Net Gains on Sales of Loans	2,160	—	—	—	2,160
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	1,585	—	(5)	1,582
Insurance Revenues	61	26	5,282	(22)	5,347
Noncash Items:
Provision for Loan Losses	5,225	—	—	—	5,225
Depreciation and Amortization	2,865	29	826	—	3,720
Income Tax Expense (Benefit)	7,181	(259)	(56)	(1,243)	5,623
Segment Profit (Loss)	15,325	(385)	(130)	(1,405)	13,405
Segment Assets at December 31, 2010	1,368,348	2,193	8,426	(3,079)	1,375,888

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Cash	$29,499	$21,822
Securities Available-for-Sale, at Fair Value	733	684
Investment in Subsidiary Bank	184,093	176,707
Investment in Non-banking Subsidiaries	4,064	2,980
Other Assets	6,245	5,357
Total Assets	$224,634	$207,550

LIABILITIES
Borrowings	$35,624	$36,974
Other Liabilities	3,984	2,966
Total Liabilities	39,608	39,940

SHAREHOLDERS’ EQUITY
Common Stock	12,637	12,594
Additional Paid-in Capital	95,617	95,039
Retained Earnings	66,421	49,434
Accumulated Other Comprehensive Income	10,351	10,543
Total Shareholders’ Equity	185,026	167,610
Total Liabilities and Shareholders’ Equity	$224,634	$207,550

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
INCOME
Dividends from Subsidiaries
Bank	$17,500	$22,500	$14,000
Non-bank	—	1,350	—
Interest Income	50	38	30
Net Gain (Loss) on Securities	—	935	—
Other Income	70	71	76
Total Income	17,620	24,894	14,106

EXPENSES
Salaries and Employee Benefits	458	444	420
Professional Fees	352	379	842
Occupancy and Equipment Expense	7	8	8
Interest Expense	2,221	2,239	1,878
Other Expenses	359	357	281
Total Expenses	3,397	3,427	3,429
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	14,223	21,467	10,677
Income Tax Benefit	1,338	1,364	1,178
INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	15,561	22,831	11,855
Equity in Undistributed (Excess Distributed) Income of Subsidiaries	8,494	(2,582)	1,550
NET INCOME	24,055	20,249	13,405

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	(124)	5,677	474
Changes in Unrecognized Amounts in Pension, Net	(47)	4	(13)
Changes in Unrecognized Loss on Postretirement Benefit Obligation, Net	(21)	(38)	(176)
TOTAL COMPREHENSIVE INCOME	$23,863	$25,892	$13,690

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$24,055	$20,249	$13,405
Adjustments to Reconcile Net Income to Net Cash from Operations
Loss (Gain) on Securities, Net	—	(935)	—
Change in Other Assets	33	3,656	(1,995)
Change in Other Liabilities	240	(2,179)	612
Equity Based Compensation	628	635	405
Excess Tax Benefit from Restricted Share Grant	(23)	(37)	(99)
Equity in Excess Distributed (Undistributed) Income of Subsidiaries	(8,494)	2,582	(1,550)
Net Cash from Operating Activities	16,439	23,971	10,778

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	(150)	—	—
Proceeds from Sales, Redemptions of Securities Available-for-Sale	—	—	400
Acquire Banking Entities	—	(1,995)	—
Net Cash from Investing Activities	(150)	(1,995)	400

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-term Debt	(1,500)	(1,500)	(1,500)
Income Tax Benefit from Restricted Share Grant	23	37	99
Employee Stock Purchase Plan	(67)	(25)	(30)
Dividends Paid	(7,068)	(7,047)	(6,214)
Net Cash from Financing Activities	(8,612)	(8,535)	(7,645)

Net Change in Cash and Cash Equivalents	7,677	13,441	3,533
Cash and Cash Equivalents at Beginning of Year	21,822	8,381	4,848
Cash and Cash Equivalents at End of Year	$29,499	$21,822	$8,381

NOTE 17 – Business Combinations, Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2012, 2011, and 2010 were classified as follows:

	2012	2011	2010

Beginning of Year	$18,865	$9,835	$9,655
Acquired Goodwill	—	9,030	180
Impairment	—	—	—
End of Year	$18,865	$18,865	$9,835

Of the $18,865 carrying amount of goodwill, $17,533 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the periods ended December 31, 2012 and 2011. Of the $9,835 carrying amount of goodwill, $8,503 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2010.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2012, the Company’s reporting units had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2012
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$6,952	$4,665
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	4,794
Total	$12,408	$9,716

Acquired intangible assets were as follows as of year end:

	2011
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$6,952	$3,346
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	4,459
Total	$12,408	$8,062

Amortization Expense was $1,655, $1,956, and $898, for 2012, 2011, and 2010.

Estimated amortization expense for each of the next five years is as follows:

2013	$1,284
2014	774
2015	379
2016	152
2017	52

NOTE 18 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2012	2011	2010
Unrealized Holding Gains on
Securities Available-for-Sale	$1,495	$11,829	$891
Reclassification Adjustments for (Gains) Losses
Later Realized in Income	(1,667)	(3,024)	—
Net Unrealized Gains	(172)	8,805	891
Amortization of Amounts Included in Net Periodic
Pension Costs	31	31	22
Unrecognized Loss on Pension	(109)	(24)	(43)
Unrecognized Gain (Loss) on Postretirement Benefits	(36)	(64)	(293)
Tax Effect	94	(3,105)	(292)
Other Comprehensive Income (Loss)	$(192)	$5,643	$285

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Other Comprehensive Income (continued)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2011	Change	12/31/2012

Unrealized Gains on Securities Available-for-Sale	$10,767	$(124)	$10,643
Unrecognized Gain (Loss) on Pension Benefits	(184)	(47)	(231)
Unrecognized Gain (Loss) on Postretirement Benefits	(40)	(21)	(61)
Total	$10,543	$(192)	$10,351

NOTE 19 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2012
First Quarter	$19,727	$16,612	$5,602	$0.44	$0.44
Second Quarter	19,563	16,649	5,967	0.47	0.47
Third Quarter	18,953	16,393	6,292	0.50	0.50
Fourth Quarter	18,917	16,594	6,194	0.49	0.49

2011
First Quarter	$19,519	$15,107	$4,645	$0.37	$0.37
Second Quarter	20,521	16,264	4,864	0.39	0.39
Third Quarter	20,105	16,203	5,167	0.41	0.41
Fourth Quarter	20,016	16,407	5,573	0.44	0.44

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2013, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2013 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2013 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification. The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2013 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that Richard E. Forbes and M. Darren Root, directors who serve on the Audit Committee of the Board of Directors and who are independent directors as defined by NASDAQ listing standards, are each an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA.

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees. There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2012.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2013 Proxy Statement of the Company, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2013 Proxy Statement of the Company, which sections are incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan. Each of these four plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above. The following table sets forth information regarding these plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	79,917	(a)	$16.73	847,723	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	79,917		$16.73	847,723

(a)	Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2013 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2012 during the plan year that commenced in August 2012. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2013, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)	Represents 445,849 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 401,874 shares that were available for grant or issuance at December 31, 2012 under the 2009 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following: (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company’s shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 to the consolidated financial statements in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2013 Proxy Statement of the Company, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2013 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following items are included in Item 8 of this Report:

Page #
German American Bancorp, Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets at December 31, 2012 and 2011	39

Consolidated Statements of Income and Comprehensive Income, years ended December 31, 2012, 2011, and 2010	40

Consolidated Statements of Changes in Shareholders’ Equity, years ended December 31, 2012, 2011, and 2010	41

Consolidated Statements of Cash Flows, years ended December 31, 2012, 2011, and 2010	42

Notes to the Consolidated Financial Statements	43-84

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 18, 2013	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 18, 2013	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Date:	March 18, 2013	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 18, 2013	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 18, 2013	By/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 18, 2013	By/s/Richard E. Forbes
Richard E. Forbes, Director

Date:	March 18, 2013	By/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 18, 2013	By/s/J. David Lett
J. David Lett, Director

Date:	March 18, 2013	By/s/Gene C. Mehne
Gene C. Mehne, Director

Date:	March 18, 2013	By/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 18, 2013	By/s/M. Darren Root
M. Darren Root, Director

Date:	March 18, 2013	By/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 18, 2013	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 18, 2013	By/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and
Chief Financial Officer (principal accounting officer
and principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Branch Purchase Agreement between German American Bancorp, as Buyer, Farmers State Bank of Alto Pass, Ill., as Seller, and Farmers State Holding Corp., as the Seller Affiliate, dated February 17, 2010. The copy of this exhibit filed as Exhibit 2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 is incorporated herein by reference.

2.2	Bill of Sale and Assignment between German American Bancorp, as Buyer, and Farmers State Bank of Alto Pass, Ill., as Seller, dated May 7, 2010. The copy of this exhibit filed as Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.

2.3	Assignment and Assumption Agreement between German American Bancorp, as Assignee, and Farmers State Bank of Alto Pass, Ill., as Assignor, dated May 7, 2010. The copy of this exhibit filed as Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.

2.4	Limited Warranty Deed granted by Farmers State Bank of Alto Pass, Ill., to German American Bancorp, dated May 7, 2010. The copy of this exhibit filed as Exhibit 2.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is incorporated herein by reference.

2.5	Agreement and Plan of Reorganization by and among the Registrant, American Community Bancorp, Inc., Bank of Evansville, and German American Bancorp, dated October 4, 2010, as amended by First Amendment of Agreement and Plan of Reorganization dated October 27, 2010. The copy of this exhibit included as Annex A to the proxy statement/prospectus included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed November 15, 2010 (File No. 333-170068) is incorporated herein by reference. Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.

3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011.

3.2	Restated Bylaws of German American Bancorp, Inc., as amended and restated July 27, 2009. The copy of this exhibit filed as Exhibit 3 to the current report on Form 8-K of the Registrant filed July 31, 2009 is incorporated herein by reference.

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

4.2	Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011.

4.3	Indenture dated as of April 30, 2009 by and between Wells Fargo Bank, N.A. and German American Bancorp, Inc., including Exhibit A thereto the form of the certificate for the 8% redeemable subordinated debentures due 2019 issued thereunder. This exhibit is incorporated by reference from Exhibit 4 to the Registrant’s Current Report on Form 8-K filed May 4, 2009.

4.4	Specimen stock certificate for Common Shares of the Registrant is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2010.

10.1*	The Registrant’s 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed October 14, 1998.

10.2*	Amendment to 1992 Stock Option Plan effective April 1, 2012, is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.3*	Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by former director George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors, some of whom remain directors of the Registrant). The schedule following such Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as such Exhibit 10.4.

10.4*	The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008 is incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.5*	Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.6*	Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.7*	First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.8*	Form of Employee Stock Option Agreement (new grant, five-year expiration, five year 20% vesting) typically issued during 2005 and prior periods to executive officers and other key employees as incentives, is incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.9*	Form of Employee Stock Option Agreement (Replacement Grant) typically issued during 2005 and prior periods to persons who exercise other stock options using common shares as payment for the exercise price (one year vesting), is incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.10*	Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes), is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.11*	Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes), is incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.12*	Description of Director Compensation Arrangements for the 12 month period ending at the 2011 Annual Reorganizational Meeting of the Board of Directors is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2011.

10.13*	Description of Director Compensation Arrangements for the 12 month period ending at 2012 Annual Reorganization Meeting of the Board of Directors is incorporated by reference from the description included in Exhibit 10.1 to the Registrant’s Quarterly Report for the quarter ended June 30, 2011.

10.14*	Descriptions of Director Compensation Arrangements for the 12 month period ending at 2013 Annual Reorganization Meeting of the Board of Directors are incorporated by reference from the descriptions included in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed June 29, 2012, and in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed December 21, 2012.

10.15*	Description of Executive Management Incentive Plan for 2010 (awards payable in 2011) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 5, 2010.

10.16*	Description of Executive Management Incentive Plan for 2011 (awards payable in 2012) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 5, 2011.

10.17*	Description of Executive Management Incentive Plan for 2012 is incorporated by reference from the description included in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed May 4, 2012.

10.18*	Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust, as amended by a First Amendment between Bradley M. Rust and the Registrant dated December 30, 2008, is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report for the year ended December 31, 2009.

10.19*	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 2009 Long-Term Equity Incentive Plan, is incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.20*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2012.

10.21*	Resolutions of Stock Option Committee of Board of Directors of the Registrant amending outstanding stock options by accelerating in full all vesting periods and exercise date restrictions and terminating replacement stock option privileges in connection with future option exercises, adopted by written consent effective December 29, 2005, is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.22*	Description of special bonus paid to Kenneth Sendelweck in June 2012, is incorporated by reference from the description included in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed June 4, 2012.

10.23	Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc., is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.24	Agreed Upon Terms and Procedures dated December 29, 2006, executed and delivered by German American Bancorp, Inc. to JPMorgan Chase Bank, N.A. Inc., is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.25	Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc., dated September 28, 2007, is incorporated by reference from Exhibit 99 to the Registrant’s Current Report on 8-K filed October 1, 2007.

10.26	Second Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., dated September 30, 2008, is incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.27	Third Amendment dated March 20, 2009, to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 29, 2006, by and between JPMorgan Chase Bank, N.A. and German American Bancorp, Inc., is incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.28	Fourth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of December 10, 2009, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc. is incorporated by reference from Exhibit 99 to the Registrant’s Current Report on Form 8-K filed December 15, 2009.

10.29	Fifth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of November 23, 2010, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc. is incorporated by reference from Exhibit 99 to the Registrant’s Current Report on Form 8-K filed November 29, 2010.

10.30	Sixth Amendment to Second Amended and Restated Loan and Subordinated Debenture Purchase Agreement dated as of October 31, 2011, by and between JPMorgan Chase Bank, N.A., and German American Bancorp, Inc. Inc., is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.31*	German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.

10.32*	German American Bancorp, Inc., 2009 Employee Stock Purchase Plan. This exhibit is incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.

10.33	Agreement and Plan of Reorganization by and among the Registrant, American Community Bancorp, Inc., Bank of Evansville, and German American Bancorp, dated October 4, 2010, as amended by First Amendment of Agreement and Plan of Reorganization dated October 27, 2010. The copy of this exhibit included as Annex A to the proxy statement/prospectus included in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed November 15, 2010 (File No. 333-170068) is incorporated herein by reference.

21+	Subsidiaries of the Registrant

23+	Consent of Crowe Horwath LLP

31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President (Principal Financial Officer).

32.1+	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.

32.2+	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President (Principal Financial Officer).

101++	The following materials from German American Bancorp, Inc.’s Form 10-K Report for the annual period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

*	Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.
+	Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits) are indicated by a plus sign.
++	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

GERMAN AMERICAN BANCORP, INC. WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2013 A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT. SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, INC., ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.

