Form 10-Q
period 2013-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2013-05-10
CIK 714395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Shares, no par value	12,665,826

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2012, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

2

*****

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands except share and per share data)

	March 31,	December 31,
	2013	2012

ASSETS
Cash and Due from Banks	$22,045	$41,624
Federal Funds Sold and Other Short-term Investments	6,917	7,463
Cash and Cash Equivalents	28,962	49,087

Interest-bearing Time Deposits with Banks	2,703	2,707
Securities Available-for-Sale, at Fair Value	630,881	587,602
Securities Held-to-Maturity, at Cost (Fair value of $271 and $351 on March 31, 2013 and December 31, 2012, respectively)	268	346

Loans Held-for-Sale, at Fair Value	25,280	16,641

Loans	1,196,618	1,207,901
Less: Unearned Income	(2,871)	(3,035)
Allowance for Loan Losses	(15,734)	(15,520)
Loans, Net	1,178,013	1,189,346

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	8,340
Premises, Furniture and Equipment, Net	36,527	36,554
Other Real Estate	1,738	1,645
Goodwill	18,865	18,865
Intangible Assets	2,325	2,692
Company Owned Life Insurance	30,487	30,223
Accrued Interest Receivable and Other Assets	14,633	62,252
TOTAL ASSETS	$1,979,022	$2,006,300

LIABILITIES
Non-interest-bearing Demand Deposits	$344,027	$349,174
Interest-bearing Demand, Savings, and Money Market Accounts	983,170	962,574
Time Deposits	332,712	329,183
Total Deposits	1,659,909	1,640,931

FHLB Advances and Other Borrowings	114,223	161,006
Accrued Interest Payable and Other Liabilities	18,102	19,337
TOTAL LIABILITIES	1,792,234	1,821,274

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,666	12,637
Additional Paid-in Capital	95,673	95,617
Retained Earnings	70,334	66,421
Accumulated Other Comprehensive Income	8,115	10,351

TOTAL SHAREHOLDERS’ EQUITY	186,788	185,026
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,979,022	$2,006,300

End of period shares issued and outstanding	12,665,826	12,636,656

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended
	March 31,
	2013	2012
INTEREST INCOME
Interest and Fees on Loans	$14,885	$15,785
Interest on Federal Funds Sold and Other Short-term Investments	10	33
Interest and Dividends on Securities:
Taxable	2,841	3,326
Non-taxable	634	583
TOTAL INTEREST INCOME	18,370	19,727

INTEREST EXPENSE
Interest on Deposits	1,234	2,046
Interest on FHLB Advances and Other Borrowings	911	1,069
TOTAL INTEREST EXPENSE	2,145	3,115

NET INTEREST INCOME	16,225	16,612
Provision for Loan Losses	350	690
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,875	15,922

NON-INTEREST INCOME
Trust and Investment Product Fees	817	696
Service Charges on Deposit Accounts	955	935
Insurance Revenues	1,784	1,391
Company Owned Life Insurance	266	244
Interchange Fee Income	430	431
Other Operating Income	291	373
Net Gains on Sales of Loans	754	713
Net Gains on Securities	613	18
TOTAL NON-INTEREST INCOME	5,910	4,801

NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,784	7,320
Occupancy Expense	1,105	1,092
Furniture and Equipment Expense	745	680
FDIC Premiums	255	297
Data Processing Fees	353	114
Professional Fees	661	605
Advertising and Promotion	490	373
Intangible Amortization	367	442
Other Operating Expenses	1,702	1,670
TOTAL NON-INTEREST EXPENSE	13,462	12,593

Income before Income Taxes	8,323	8,130
Income Tax Expense	2,514	2,528
NET INCOME	$5,809	$5,602

Other Comprehensive Income (Loss):
Changes in Unrealized Gain on Securities Available-for-Sale, Net	(2,236)	475
Total Other Comprehensive Income (Loss)	$(2,236)	$475

COMPREHENSIVE INCOME	$3,573	$6,077

Basic Earnings Per Share	$0.46	$0.44
Diluted Earnings Per Share	$0.46	$0.44

Dividends Per Share	$0.15	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,809	$5,602
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	939	1,117
Depreciation and Amortization	1,099	1,256
Loans Originated for Sale	(51,090)	(45,416)
Proceeds from Sales of Loans Held-for-Sale	43,299	54,996
Provision for Loan Losses	350	690
Gain on Sale of Loans, net	(754)	(713)
Gain on Securities, net	(613)	(18)
Loss on Sales of Other Real Estate and Repossessed Assets	142	34
Gain on Disposition and Impairment of Premises and Equipment	(70)	(1)
Increase in Cash Surrender Value of Company Owned Life Insurance	(264)	(240)
Equity Based Compensation	85	168
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,722	3,118
Interest Payable and Other Liabilities	(23)	(803)
Net Cash from Operating Activities	631	19,790
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	995
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	43,537	30,677
Proceeds from Sales of Securities Available-for-Sale	74,749	42,148
Purchase of Securities Available-for-Sale	(119,536)	(98,980)
Proceeds from Maturities of Securities Held-to-Maturity	78	344
Purchase of Loans	(712)	—
Loans Made to Customers, net of Payments Received	13,158	26,265
Proceeds from Sales of Other Real Estate	308	118
Property and Equipment Expenditures	(693)	(538)
Proceeds from Sales of Property and Equipment	88	1
Net Cash from Investing Activities	10,977	1,030
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	18,982	48,671
Change in Short-term Borrowings	(47,274)	(15,798)
Advances in Long-term Debt	30,000	—
Repayments of Long-term Debt	(31,545)	(42)
Issuance of Common Stock	—	4
Dividends Paid	(1,896)	(1,763)
Net Cash from Financing Activities	(31,733)	31,072
Net Change in Cash and Cash Equivalents	(20,125)	51,892
Cash and Cash Equivalents at Beginning of Year	49,087	61,103
Cash and Cash Equivalents at End of Period	$28,962	$112,995

Cash Paid During the Period for
Interest	$2,608	$3,617
Income Taxes	4	—

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$543	$781
Reclassification of Loan to Secured Borrowing	2,006	—
Accounts Receivable Transferred to Securities	(45,803)	(43,167)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

Note 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current year classifications. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2012 Annual Report on Form 10-K.

Note 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic Earnings per Share:
Net Income	$5,809	$5,602
Weighted Average Shares Outstanding	12,641,842	12,600,435
Basic Earnings per Share	$0.46	$0.44

Diluted Earnings per Share:
Net Income	$5,809	$5,602

Weighted Average Shares Outstanding	12,641,842	12,600,435
Potentially Dilutive Shares, Net	19,850	19,479
Diluted Weighted Average Shares Outstanding	12,661,692	12,619,914
Diluted Earnings per Share	$0.46	$0.44

There were no anti-dilutive shares as of March 31, 2013 or 2012.

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2013 and December 31, 2012, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

March 31, 2013
U.S. Treasury and Agency Securities	$23,263	$31	$(130)	$23,164
Obligations of State and Political Subdivisions	71,408	4,744	(34)	76,118
Mortgage-backed Securities - Residential	522,430	9,470	(1,073)	530,827
Equity Securities	684	88	—	772
Total	$617,785	$14,333	$(1,237)	$630,881
December 31, 2012
U.S. Treasury and Agency Securities	$23,570	$40	$(138)	$23,472
Obligations of State and Political Subdivisions	71,352	5,145	(12)	76,485
Mortgage-backed Securities - Residential	475,452	11,505	(45)	486,912
Equity Securities	684	49	—	733
Total	$571,058	$16,739	$(195)	$587,602

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2013 and December 31, 2012, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Securities Held-to-Maturity:	Amount	Gains	Losses	Value

March 31, 2013
Obligations of State and Political Subdivisions	$268	$3	$—	$271

December 31, 2012
Obligations of State and Political Subdivisions	$346	$5	$—	$351

The amortized cost and fair value of Securities at March 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$4,588	$4,640
Due after one year through five years	12,427	12,785
Due after five years through ten years	52,458	54,692
Due after ten years	25,198	27,165
Mortgage-backed Securities - Residential	522,430	530,827
Equity Securities	684	772
Totals	$617,785	$630,881

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	268	271
Due after five years through ten years	—	—
Due after ten years	—	—
Totals	$268	$271

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Proceeds from Sales and Calls	$74,749	$42,148
Gross Gains on Sales and Calls	613	18
Income Taxes on Gross Gains	215	6

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

Below is a summary of securities with unrealized losses as of March 31, 2013 and December 31, 2012, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2013
U.S. Treasury and Agency Securities	$19,870	$(130)	$—	$—	$19,870	$(130)
Obligations of State and Political Subdivisions	1,663	(34)	—	—	1,663	(34)
Mortgage-backed Securities - Residential	155,693	(1,073)	—	—	155,693	(1,073)
Equity Securities	—	—	—	—	—	—
Total	$177,226	$(1,237)	$—	$—	$177,226	$(1,237)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
U.S. Treasury and Agency Securities	$19,862	$(138)	$—	$—	$19,862	$(138)
Obligations of State and Political Subdivisions	1,042	(12)	—	—	1,042	(12)
Mortgage-backed Securities - Residential	18,323	(45)	—	—	18,323	(45)
Equity Securities	—	—	—	—	—	—
Total	$39,227	$(195)	$—	$—	$39,227	$(195)

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

Note 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $6.0 million at March 31, 2013 and December 31, 2012. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

Note 4 – Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2013		December 31, 2012
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Included in Other Assets:
Interest Rate Swaps	$6,017	$115	$6,051	$187

Included in Other Liabilities:
Interest Rate Swaps	$6,017	$103	$6,051	$178

The effect of derivative instruments on the Consolidated Statement of Income for the quarters ended March 31, 2013 and 2012 are as follows:

	2013	2012
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—
Included in Other Income / (Expense)	—	—

Note 5 – Loans

Loans were comprised of the following classifications at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Commercial:
Commercial and Industrial Loans and Leases	$332,142	$335,373
Commercial Real Estate Loans	498,582	488,496
Agricultural Loans	164,903	179,906
Retail:
Home Equity Loans	72,935	74,437
Consumer Loans	41,780	41,103
Residential Mortgage Loans	86,276	88,586
Subtotal	1,196,618	1,207,901
Less: Unearned Income	(2,871)	(3,035)
Allowance for Loan Losses	(15,734)	(15,520)
Loans, Net	$1,178,013	$1,189,346

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending March 31, 2013 and 2012:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
March 31, 2013
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	195	6	(223)	41	(7)	113	225	350
Recoveries	3	51	—	—	55	2	—	111
Loans Charged-off	—	(109)	—	(64)	(73)	(1)	—	(247)
Ending Balance	$4,753	$8,879	$766	$118	$189	$300	$729	$15,734

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
March 31, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	961	58	(175)	(13)	46	79	(266)	690
Recoveries	45	19	—	1	31	2	—	98
Loans Charged-off	(39)	(140)	—	(42)	(71)	(42)	—	(334)
Ending Balance	$4,460	$9,234	$751	$204	$196	$441	$480	$15,766

In determining the adequacy of the allowance for loan loss, general allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends. For 2012, the Company utilized a 4 quarter rolling historical loan loss average. Beginning in 2013, management deemed a rolling 12 quarter historical loan loss average to be more indicative of the inherent losses in the Company’s loan portfolio in the current economic environment than the 4 quarter average. This change in methodology resulted in an increase to the required loan loss allowance of approximately $280.

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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2013 and December 31, 2012:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
March 31, 2013
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$4,974	$1,016	$3,958	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,680	3,677	4,901	766	118	189	300	729
Acquired with Deteriorated Credit Quality	80	60	20	—	—	—	—	—
Total Ending Allowance Balance	$15,734	$4,753	$8,879	$766	$118	$189	$300	$729

Loans:
Loans Individually Evaluated for Impairment	$12,202	$2,443	$7,344	$2,415	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,178,919	328,495	484,238	164,870	73,175	41,747	86,394	—
Loans Acquired with Deteriorated Credit Quality	10,477	2,049	8,135	—	—	144	149	—
Total Ending Loans Balance (1)	$1,201,598	$332,987	$499,717	$167,285	$73,175	$41,891	$86,543	$—

(1) Total recorded investment in loans includes $4,980 in accrued interest.

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
December 31, 2012
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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance(1)	Investment	Allocated
March 31, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$87	$84	$—
Commercial Real Estate Loans	3,552	1,630	—
Agricultural Loans	2,397	2,414	—
Subtotal	6,036	4,128	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,545	2,480	1,076
Commercial Real Estate Loans	5,755	5,736	3,978
Agricultural Loans	—	—	—
Subtotal	8,300	8,216	5,054
Total	$14,336	$12,344	$5,054

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$38	$35	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$146	$107	$80

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance(1)	Investment	Allocated
December 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$108	$87	$—
Commercial Real Estate Loans	4,312	2,154	—
Agricultural Loans	2,126	2,137	—
Subtotal	6,546	4,378	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,642	2,581	1,347
Commercial Real Estate Loans	5,579	5,418	3,914
Agricultural Loans	285	286	150
Subtotal	8,506	8,285	5,411
Total	$15,052	$12,663	$5,411

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$45	$25	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$155	$118	$88

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans for the three month period ended March 31, 2013 and 2012:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
March 31, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$110	$—	$1
Commercial Real Estate Loans	2,170	—	—
Agricultural Loans	2,422	48	16
Subtotal	4,702	48	17
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,533	1	1
Commercial Real Estate Loans	5,809	6	5
Agricultural Loans	—	—	—
Subtotal	8,342	7	6
Total	$13,044	$55	$23

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$57	$—	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$112	$1	$1

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
March 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$655	$1	$1
Commercial Real Estate Loans	5,550	4	4
Agricultural Loans	—	—	—
Subtotal	6,205	5	5
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,841	1	1
Commercial Real Estate Loans	7,283	6	4
Agricultural Loans	—	—	—
Subtotal	10,124	7	5
Total	$16,329	$12	$10

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$—	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$205	$—	$—

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of March 31, 2013 and December 31, 2012:

			Loans Past Due
			90 Days or More
	Non-Accrual		& Still Accruing
	2013	2012	2013	2012

Commercial and Industrial Loans and Leases	$2,504	$2,480	$—	$—
Commercial Real Estate Loans	7,084	7,275	—	—
Agricultural Loans	14	—	—	—
Home Equity Loans	73	178	—	—
Consumer Loans	152	167	—	—
Residential Mortgage Loans	117	257	—	—
Total	$9,944	$10,357	$—	$—
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$262	$148	$—	$—

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012:

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
March 31, 2013
Commercial and Industrial Loans and Leases	$332,987	$285	$356	$566	$1,207	$331,780
Commercial Real Estate Loans	499,717	560	23	2,364	2,947	496,770
Agricultural Loans	167,285	2,415	—	—	2,415	164,870
Home Equity Loans	73,175	364	232	73	669	72,506
Consumer Loans	41,891	184	28	9	221	41,670
Residential Mortgage Loans	86,543	1,774	—	117	1,891	84,652
Total (1)	$1,201,598	$5,582	$639	$3,129	$9,350	$1,192,248
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$10,477	$—	$—	$118	$118	$10,359

(1) Total recorded investment in loans includes $4,980 in accrued interest.

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2012
Commercial and Industrial Loans and Leases	$336,307	$436	$133	$448	$1,017	$335,290
Commercial Real Estate Loans	489,796	1,352	—	2,063	3,415	486,381
Agricultural Loans	182,575	42	14	—	56	182,519
Home Equity Loans	74,699	177	48	178	403	74,296
Consumer Loans	41,231	431	23	18	472	40,759
Residential Mortgage Loans	88,815	2,070	495	257	2,822	85,993
Total (1)	$1,213,423	$4,508	$713	$2,964	$8,185	$1,205,238
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,174	$—	$120	$—	$120	$11,054

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

During the three months ended March 31, 2013, there were no loans modified as troubled debt restructurings. For the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There were no troubled debt restructurings for the three months ended March 31, 2013 and the year ended December 31, 2012 for loans acquired with deteriorated credit quality at the time of acquisition.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the recorded investment of troubled debt restructurings by class of loans as of March 31, 2013 and December 31, 2012:

	Total	Performing	Non-Accrual(1)
March 31, 2013
Commercial and Industrial Loans and Leases	$2,361	$57	$2,304
Commercial Real Estate Loans	5,284	291	4,993
Total	$7,645	$348	$7,297

	Total	Performing	Non-Accrual(1)
December 31, 2012
Commercial and Industrial Loans and Leases	$2,461	$66	$2,395
Commercial Real Estate Loans	6,031	304	5,727
Total	$8,492	$370	$8,122

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company has not committed to lending any additional amounts as of March 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2013 and 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
March 31, 2013
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
March 31, 2012
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending March 31, 2013 and 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2013 and 2012:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
March 31, 2013
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending March 31, 2013.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
March 31, 2012
Commercial and Industrial Loans and Leases	1	$565
Commercial Real Estate Loans	1	292
Total	2	$857

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and charge-offs of $108 during the three months ending March 31, 2012.

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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial and Industrial Loans and Leases	$304,247	$14,732	$14,008	$—	$332,987
Commercial Real Estate Loans	458,396	21,617	19,704	—	499,717
Agricultural Loans	161,556	2,780	2,949	—	167,285
Total	$924,199	$39,129	$36,661	$—	$999,989
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$318	$3,406	$6,460	$—	$10,184

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and Industrial Loans and Leases	$307,997	$14,441	$13,869	$—	$336,307
Commercial Real Estate Loans	446,639	21,338	21,819	—	489,796
Agricultural Loans	176,730	2,855	2,990	—	182,575
Total	$931,366	$38,634	$38,678	$—	$1,008,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$319	$3,220	$7,338	$—	$10,877

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of March 31, 2013 and December 31, 2012:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
March 31, 2013
Performing	$73,102	$41,739	$86,426
Nonperforming	73	152	117
Total	$73,175	$41,891	$86,543
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$144	$149

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2012
Performing	$74,521	$41,064	$88,558
Nonperforming	178	167	257
Total	$74,699	$41,231	$88,815
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$148	$149

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

March 31, 2013

Commercial and Industrial Loans	$2,049
Commercial Real Estate Loans	8,135
Home Equity Loans	—
Consumer Loans	144
Residential Mortgage Loans	149
Total	$10,477

Carrying amount, Net of Allowance	$10,397

December 31, 2012

Commercial and Industrial Loans	$1,840
Commercial Real Estate Loans	9,037
Home Equity Loans	—
Consumer Loans	148
Residential Mortgage Loans	149
Total	$11,174

Carrying amount, Net of Allowance	$11,086

Accretable yield, or income expected to be collected, is as follows:

	March 31, 2013	March 31, 2012

Balance at January 1	$170	$967
New Loans Purchased	—	—
Accretion of Income	(212)	(543)
Reclassifications from Non-accretable Difference	250	206
Charge-off of Accretable Yield	—	—
Balance at March 31	$208	$630

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $8 during the three months ended March 31, 2013. For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2012. No allowances for loan losses were reversed during the same periods.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 35 banking offices at March 31, 2013. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended	Banking	Services	Insurance	Other	Totals
March 31, 2013
Net Interest Income	$16,764	$5	$7	$(551)	$16,225
Net Gains on Sales of Loans	754	—	—	—	754
Net Gains on Securities	613	—	—	—	613
Trust and Investment Product Fees	3	815	—	(1)	817
Insurance Revenues	9	13	1,762	—	1,784
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	950	7	105	37	1,099
Income Tax Expense (Benefit)	2,744	(2)	147	(375)	2,514
Segment Profit (Loss)	5,848	(8)	211	(242)	5,809
Segment Assets at March 31, 2013	1,983,625	11,535	8,394	(24,532)	1,979,022

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 6 – Segment Information (continued)

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended	Banking	Services	Insurance	Other	Totals
March 31, 2012
Net Interest Income	$17,141	$3	$7	$(539)	$16,612
Net Gains on Sales of Loans	713	—	—	—	713
Net Gains on Securities	18	—	—	—	18
Trust and Investment Product Fees	1	696	—	(1)	696
Insurance Revenues	10	18	1,363	—	1,391
Noncash Items:
Provision for Loan Losses	690	—	—	—	690
Depreciation and Amortization	1,109	5	105	37	1,256
Income Tax Expense (Benefit)	2,875	(48)	40	(339)	2,528
Segment Profit (Loss)	5,932	(77)	56	(309)	5,602
Segment Assets at December 31, 2012	2,006,992	11,551	8,333	(20,576)	2,006,300

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased. The Board of Directors established no expiration date for this program. As of March 31, 2013, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three months ended March 31, 2013 and 2012.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2013, the Company has reserved 481,791 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2013 and 2012, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three months ended March 31, 2013 and 2012. The Company recorded no other stock compensation expense applicable to options during the quarter ended March 31, 2013 and 2012 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to March 31, 2013 and 2012.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 50% restricted stock grants and 50% cash credit entitlements). The management restricted stock grants and tandem cash credit entitlements awarded in 2013 will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years. The management restricted stock grants and tandem cash credit entitlements awarded in 2012 were subject to forfeiture in the event that the recipient of the grant did not continue employment with the Company through December 5th of the year of grant, at which time they generally vest 100 percent. Awards that were granted to directors as additional retainer for their services in December 2012 do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2013, the Company granted awards of 29,170 shares of restricted stock. During the three months ended March 31, 2012, the Company granted awards of 32,641 shares of restricted stock, respectively.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

Note 8 – Equity Plans and Equity Based Compensation (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	March 31,
	2013	2012
Restricted Stock Expense	$85	$168
Cash Entitlement Expense	54	159
Tax Effect	(56)	(132)
Net of Tax	$83	$195

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,251 and $981 as of March 31, 2013 and 2012, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2013 and 2012, nor was there any unrecognized compensation expense as of March 31, 2013 and 2012 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2013, the Company held $12.1 million in Level 3 securities which consist of $11.7 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$23,164	$—	$23,164
Corporate Securities	—	—	—	—
Obligations of State and
Political Subdivisions	—	64,390	11,728	76,118
Mortgage-backed Securities-Residential	—	530,827	—	530,827
Equity Securities	419	—	353	772
Total Securities	$419	$618,381	$12,081	$630,881

Loans Held-for-Sale	$—	$25,280	$—	$25,280

Derivatives	$—	$115	$—	$115

Financial Liabilities Derivatives	$—	$103	$—	$103

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$23,472	$—	$23,472
Corporate Securities	—	—	—	—
Obligations of State and
Political Subdivisions	—	64,316	12,169	76,485
Mortgage-backed Securities-Residential	—	486,912	—	486,912
Equity Securities	380	—	353	733
Total Securities	$380	$574,700	$12,522	$587,602

Loans Held-for-Sale	$—	$16,641	$—	$16,641

Derivatives	$—	$187	$—	$187

Financial Liabilities Derivatives	$—	$178	$—	$178

There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2013 and December 31, 2012.

At March 31, 2013, the aggregate fair value of the Loans Held-for-Sale was $25,280, aggregate contractual principal balance was $24,986 with a difference of $294. At December 31, 2012, the aggregate fair value of the Loans Held-for-Sale was $16,641, aggregate contractual principle balance was $16,413 with a difference of $228.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2013	2012	2013	2012	2013	2012

Balance of Recurring Level 3 Assets at December 31	$12,169	$4,772	$353	$353	$—	$1,005
Total Gains or Losses (realized/unrealized)
Included in Earnings	(21)	—	—	—	—	—
Maturities / Calls	(420)	(697)	—	—	—	(1,005)
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at March 31	$11,728	$4,075	$353	$353	$—	$—

Of the total gain/loss included in earnings for the three months ended March 31, 2013, $21 was attributable to other changes in fair value. The three months ended March 31, 2013 included no gain/loss attributable to interest income on securities. No gain/loss was included in earnings for the three months ended March 31, 2012.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,406	$1,406
Commercial Real Estate Loans	—	—	1,753	1,753
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	376	376

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,231	$1,231
Commercial Real Estate Loans	—	—	1,497	1,497
Agricultural Loans	—	—	135	135
Other Real Estate
Commercial Real Estate	—	—	150	150

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,212 with a valuation allowance of $5,053, resulting in an additional provision for loan losses of $50 for the three months ended March 31, 2013. For the three months ended March 31, 2012, impaired loans resulted in an additional provision for loan losses of $828. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,274 with a valuation allowance of $5,411, resulting in an additional provision for loan losses of $2,230 for the year ended December 31, 2012.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $376 at March 31, 2013. A charge to earnings through Other Operating Income of $207 was included in the three months ended March 31, 2013. No charge to earnings was included in the three months ended March 31, 2012. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $150 at December 31, 2012.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

				Range
		Valuation		(Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)
Impaired Loans - Commercial	$1,406	Sales comparison	Adjustment for differences	10%-90%
and Industrial Loans		approach	between the comparable	(18)%
			sales

Impaired Loans - Commercial	$1,753	Sales comparison	Adjustment for physical	15%-78%
Real Estate Loans		approach	condition of comparable	(50)%
		Income approach	properties sold
		Cost approach	Adjustment for net operating
			income generated by the
			property
			Adjustment for investor rates of return

Other Real Estate - Commercial	$376	Sales comparison	Adjustment for physical	36%
Real Estate Loans		approach	condition of comparable	(36)%
		Income approach	properties sold
		Cost approach	Adjustment for net operating
			income generated by the
			property
			Adjustment for investor rates of return

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending March 31, 2013 and December 31, 2012. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at
		March 31, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$31,665	$22,045	$9,620	$—	$31,665
Securities Held-to-Maturity	268	—	271	—	271
FHLB Stock and Other Restricted Stock	8,340	N/A	N/A	N/A	N/A
Loans, Net	1,174,854	—	—	1,183,445	1,183,445
Accrued Interest Receivable	7,328	—	1,911	5,417	7,328
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,327,197)	(1,327,197)	—	—	(1,327,197)
Time Deposits	(332,712)	—	(336,276)	—	(336,276)
Short-term Borrowings	(26,266)	—	(26,266)	—	(26,266)
Long-term Debt	(87,957)	—	(65,373)	(23,986)	(89,359)
Accrued Interest Payable	(812)	—	(685)	(127)	(812)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

March 31, 2013

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

Off-balance Sheet Instruments:

Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At March 31, 2013 and December 31, 2012, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

NOTE 10 – Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income by component, net of tax:

	Unrealized
	Gains and	Defined
	Losses on	Benefit
	Available-for-	Pension	Postretirement
	Sale Securities	Items	Benefit Items	Total
Beginning Balance	$10,643	$(231)	$(61)	$10,351
Other Comprehensive Income (Loss) Before
Reclassification	(1,890)	—	—	(1,890)
Amounts Reclassified from Accumulated
Other Comprehensive Income	(346)	—	—	(346)
Net Current Period Other
Comprehensive Income (Loss)	(2,236)	—	—	(2,236)
Ending Balance	$8,407	$(231)	$(61)	$8,115

The table below summarizes the classifications out of accumulated other comprehensive income by component:

	Amount Reclassified From
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income	Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$613	Realized Gain on Sale of Securities
	267	Tax Expense
	346	Net of Tax

Total Reclassifications for Period	$346

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited, dollars in thousands except share and per share data)

Note 11 – Subsequent Events

The Company announced that it would redeem effective April 1, 2013, all $19.3 million of its 8% subordinated debentures that were scheduled to mature in 2019 at a redemption price of 100% of principal, plus accrued but unpaid interest through the redemption date. The redemption of these subordinated debentures was completed on April 1, 2013 and was funded through existing cash balances on hand at the parent company as of March 31, 2013. The entire principal amount was includable in the parent company’s consolidated Tier 2 regulatory capital under banking agency regulatory standards at March 31, 2013.

Note 12 – Newly Issued Accounting Pronouncements

In February 2013, the FASB issued an update (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income.  An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts.  This update became effective for the Company for interim and annual periods beginning after December 15, 2012 and did not have a material impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC. The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 35 banking offices in 13 Southern Indiana counties. German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with seven insurance agency offices throughout its market area.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2013 and December 31, 2012 and the consolidated results of operations for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2012 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2012 Annual Report on Form 10-K.

The Company’s first quarter of 2013 net income totaled $5,809,000, or $0.46 per share, as compared to the $5,602,000, or $0.44 per share, recorded during the first quarter of 2012. The improvement in the first quarter 2013 earnings from the first quarter of 2012 represented an increase of approximately 4% and approximately 5% on a per share basis.

As compared to the same quarter prior year results, first quarter 2013 earnings were positively affected by a $1,109,000, or 23%, increase in total non-interest income, driven primarily by increased insurance revenues, increased trust fees, as well as net gains on the sales of securities in the current year. Further enhancing the level of the Company’s first quarter of 2013 earnings was a $340,000, or 49%, reduction in the amount of provision for loan loss from that booked during the prior year’s first quarter.

The Company’s net interest income declined by $387,000, or 2%, while total non-interest expenses increased by $869,000, or 7%, during the first quarter of 2013 compared to the first quarter of 2012. The decline in net interest income during the first quarter of 2013 compared with the first quarter of 2012 was largely attributable to a decline in the accretion of loan discounts on acquired loans. The increase in total non-interest expenses in the current year first quarter relative to that of the same quarter last year resulted primarily from increases in salaries and benefits and data processing expenses.

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

General allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends. For 2012, the Company utilized a 4 quarter rolling historical loan loss average. Beginning in 2013, management deemed a rolling 12 quarter historical loan loss average to be more indicative of the inherent losses in the Company’s loan portfolio in the current economic environment than the 4 quarter average. This change in methodology resulted in an increase to the required loan loss allowance of approximately $280.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of March 31, 2013, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $1,237,000 and gross unrealized gains totaled approximately $14,333,000. As of March 31, 2013, held-to-maturity securities had a gross unrecognized gain of approximately $3,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2013 totaled $5,809,000, or $0.46 per share, an increase of $207,000 or 4% from the quarter ended March 31, 2012 net income of $5,602,000, or $0.44 per share.

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

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments an effective tax rate of 35% was used for all periods presented (1).

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$16,831	$10	0.24%	$60,139	$33	0.22%
Securities:
Taxable	557,412	2,841	2.04%	518,514	3,326	2.57%
Non-taxable	77,011	975	5.07%	66,861	898	5.37%
Total Loans and Leases (2)	1,211,852	14,936	4.99%	1,113,987	15,848	5.72%
Total Interest Earning Assets	1,863,106	18,762	4.07%	1,759,501	20,105	4.59%
Other Assets	136,559			138,555
Less: Allowance for Loan Losses	(15,750)			(15,899)
Total Assets	$1,983,915			$1,882,157

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$965,953	$382	0.16%	$917,422	$526	0.23%
Time Deposits	334,679	852	1.03%	364,499	1,520	1.68%
FHLB Advances and Other Borrowings	140,363	911	2.63%	118,979	1,069	3.61%
Total Interest-bearing Liabilities	1,440,995	2,145	0.60%	1,400,900	3,115	0.89%
Demand Deposit Accounts	336,472			291,863
Other Liabilities	20,428			19,423
Total Liabilities	1,797,895			1,712,186
Shareholders’ Equity	186,020			169,971
Total Liabilities and Shareholders’ Equity	$1,983,915			$1,882,157

Cost of Funds			0.47%			0.71%
Net Interest Income		$16,617			$16,990
Net Interest Margin			3.60%			3.88%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income decreased $387,000 or 2% (a decrease of $373,000 or 2% on a tax-equivalent basis) for the quarter ended March 31, 2013 compared with the same quarter of 2012. The decreased level of net interest income during the first quarter of 2013 compared with the first quarter of 2012 was largely driven by a decline in the accretion of loan discounts on acquired loans, and a lower net interest margin (expressed as a percentage of average earning assets) partially mitigated by a higher level of earning assets.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.60% for the first quarter of 2013 compared to 3.88% during the first quarter of 2012. The yield on earning assets totaled 4.07% during the quarter ended March 31, 2013 compared to 4.59% in the same period of 2012 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.47% during the quarter ended March 31, 2013 compared to 0.71% in the same period of 2012.

The decline in the net interest margin in the first quarter of 2013 compared with the first quarter of 2012 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a very competitive marketplace for lending opportunities. Also contributing to the lower net interest margin was a decline in the accretion of loan discounts on certain acquired loans. Accretion contributed approximately 8 basis points on an annualized basis to the net interest margin in the quarter ended March 31, 2013 compared to approximately 18 basis points during the first quarter of 2012. The decline in the Company’s cost of funds by approximately 24 basis points during the first quarter of 2013 compared to the first quarter 2012 was largely driven by a continued decline in deposit rates.

Average earning assets increased by approximately $103.6 million for the three months ended March 31, 2013 compared with the same period of 2012. Average loans outstanding increased $97.9 million during the three months ended March 31, 2013 compared with the first quarter of 2012. Average federal funds sold and other short-term investments decreased by $43.3 million during the first quarter of 2013 compared with the same quarter of 2012. The average securities portfolio increased approximately $49.0 million in the three months ended March 31, 2013 compared with the first quarter of 2012.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. The provision for loan losses totaled $350,000 during the quarter ended March 31, 2013, a decrease of $340,000 or 49% compared to the provision of $690,000 during the quarter ended March 31, 2012. The decline in the provision for loan losses in the three month period ended March 31, 2013 compared with the same period of 2012 was attributable to a reduced level of net charge-offs and a lower level of non-performing loans.

During the first quarter of 2013, annualized provision for loan losses represented 0.12% of average loans outstanding compared with 0.25% on an annualized basis of average loans outstanding during the first quarter of 2012. Net charge-offs totaled $136,000 or 0.04% on an annualized basis of average loans outstanding during the three months ended March 31, 2013, compared with $236,000 or 0.08% on an annualized basis of average loans outstanding during the same period of 2012.

The provision for loan losses made during the three months ended March 31, 2013 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2013, non-interest income totaled $5,910,000, an increase of $1,109,000 or 23% compared with the first quarter of 2012.

			Change from
Non-interest Income	Three Months		Prior Period
(dollars in thousands)	Ended March 31,		Amount	Percent
	2013	2012	Change	Change
Trust and Investment Product Fees	$817	$696	$121	17%
Service Charges on Deposit Accounts	955	935	20	2
Insurance Revenues	1,784	1,391	393	28
Company Owned Life Insurance	266	244	22	9
Interchange Fee Income	430	431	(1)	n/m
Other Operating Income	291	373	(82)	(22)
Subtotal	4,543	4,070	473	12
Net Gains on Sales of Loans	754	713	41	6
Net Gains on Securities	613	18	595	n/m
Total Non-interest Income	$5,910	$4,801	$1,109	23

n/m = not meaningful

Trust and investment product fees increased $121,000, or 17%, in the first quarter of 2013 compared with the first quarter of 2012. The increase was due primarily to increased trust revenues.

Insurance revenues increased $393,000, or 28%, during the quarter ended March 31, 2013, compared with the first quarter of 2012. The increase during the first quarter of 2013 compared with first quarter of 2012 was due to increased contingency revenue and increased commercial insurance revenue. Contingency revenue during the first quarter of 2013 totaled $246,000 compared with $52,000 during the first quarter of 2012. The fluctuation in contingency revenue during 2013 and 2012 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Other operating income decreased $82,000 or 22% during the quarter ended March 31, 2013 compared with the first quarter of 2012. The decrease was largely related to the net loss on sales and write-downs of other real estate which totaled approximately $142,000 during the first quarter of 2013 compared with a net loss of $35,000 during the first quarter of 2012.

Net gains on sales of loans totaled $754,000 during the quarter ended March 31, 2013, an increase of $41,000, or 6%, compared with the first quarter of 2012. Loan sales totaled $42.5 million during the first quarter of 2013, compared with $54.1 million during the first quarter of 2012.

During the first quarter of 2013, the Company realized a net gain on the sale of securities of $613,000 related to the sale of approximately $29.8 million of securities.

Non-interest Expense:

During the quarter ended March 31, 2013, non-interest expense totaled $13,462,000, an increase of $869,000 or 7% compared with the first quarter of 2012.

			Change from
Non-interest Expense	Three Months		Prior Period
(dollars in thousands)	Ended March 31,		Amount	Percent
	2013	2012	Change	Change
Salaries and Employee Benefits	$7,784	$7,320	$464	6%
Occupancy, Furniture and Equipment
Expense	1,850	1,772	78	4
FDIC Premiums	255	297	(42)	(14)
Data Processing Fees	353	114	239	210
Professional Fees	661	605	56	9
Advertising and Promotion	490	373	117	31
Intangible Amortization	367	442	(75)	(17)
Other Operating Expenses	1,702	1,670	32	2
Total Non-interest Expense	$13,462	$12,593	$869	7

Salaries and benefits increased $464,000, or 6%, during the quarter ended March 31, 2013 compared with the first quarter of 2012. The increase in salaries and benefits during the first quarter of 2013 compared with the first quarter of 2012 was primarily the result of an increased number of full-time equivalent employees due in part to an increased number of banking locations and increased costs related to the Company’s partially self-insured health insurance plan.

Data processing fees increased $239,000, or 210%, during the quarter ended March 31, 2013 compared with the first quarter 2012. The increase was largely related to the resolution of a contractual dispute during the first quarter of 2012 related to the acquisition of American Community Bancorp. An expense for the cancellation of a data processing contract was recorded in the first quarter of 2011, and upon resolution of the contractual dispute, a portion of that accrued expense was reversed in the first quarter of 2012.

Advertising and promotion expense increased $117,000, or 31%, during the quarter ended March 31, 2013 compared with the first quarter 2012. The increase was largely related to an increased level of community contributions made in the Company’s primary market areas.

Income Taxes:

The Company’s effective income tax rate was 30.2% and 31.1% during the three months ended March 31, 2013 and 2012. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2013 decreased $27.3 million to $1.979 billion compared with $2.006 billion in total assets at December 31, 2012. Securities available-for-sale increased $43.3 million to $630.9 million at March 31, 2013 compared with $587.6 million at year-end 2012. This increase was primarily the result of the re-investment of funds early during the first quarter of 2013 following a security sale transaction late in the fourth quarter of 2012.

March 31, 2013 loans outstanding decreased by $11.3 million, or approximately 4% on an annualized basis, compared with year-end 2012. The reduction in loans during the first quarter of 2013 compared with year end was largely related to a seasonal decline in agricultural loans.

End of Period Loan Balances:			Current
(dollars in thousands)	March 31,	December 31,	Period
	2013	2012	Change

Commercial & Industrial Loans	$332,142	$335,373	$(3,231)
Commercial Real Estate Loans	498,582	488,496	10,086
Agricultural Loans	164,903	179,906	(15,003)
Home Equity & Consumer Loans	114,715	115,540	(825)
Residential Mortgage Loans	86,276	88,586	(2,310)
Total Loans	$1,196,618	$1,207,901	$(11,283)

The Company’s allowance for loan losses totaled $15.7 million at March 31, 2013 representing an increase of $214,000, or 6% on an annualized basis, from December 31, 2012. The allowance for loan losses represented 1.32% of period-end loans at March 31, 2013 compared with 1.29% of period-end loans at December 31, 2012. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $3.1 million as of March 31, 2013 and $3.5 million at year-end 2012.

Total deposits increased $19.0 million, or 5% on an annualized basis, as of March 31, 2013 compared with December 31, 2012 total deposits.

End of Period Deposit Balances:			Current
(dollars in thousands)	March 31,	December 31,	Period
	2013	2012	Change

Non-interest-bearing Demand Deposits	$344,027	$349,174	$(5,147)
Interest-bearing Demand, Savings, & Money Market Accounts	983,170	962,574	20,596
Time Deposits < $100,000	223,913	233,422	(9,509)
Time Deposits of $100,000 or more	108,799	95,761	13,038
Total Deposits	$1,659,909	$1,640,931	$18,978

The following is an analysis of the Company’s non-performing assets at March 31, 2013 and December 31, 2012:

Non-performing Assets:
(dollars in thousands)
	March 31,	December 31,
	2013	2012
Non-accrual Loans	$9,944	$10,357
Past Due Loans (90 days or more and still accruing)	—	—
Restructured Loans	339	362
Total Non-performing Loans	10,283	10,719
Other Real Estate	1,738	1,645
Total Non-performing Assets	$12,021	$12,364

Non-performing Loans to Total Loans	0.86%	0.89%
Allowance for Loan Loss to Non-performing Loans	153.01%	144.79%

Non-performing assets totaled $12.0 million or 0.61% of total assets at March 31, 2013 compared to $12.4 million or 0.62% of total assets at December 31, 2012. Non-performing loans totaled $10.3 million or 0.86% of total loans at March 31, 2013 representing a $0.4 million, or 4%, decline in non-performing loans compared to the $10.7 million of non-performing loans at December 31, 2012.

Non-accrual commercial real estate loans totaled $7.1 million at March 31, 2013 representing a decline of $0.2 million, or 3%, from the $7.3 million of non-accrual commercial real estate loans at year-end 2012. Non-accrual commercial real estate loans represented 71% of the total non-performing loans at March 31, 2013 compared to 70% of total non-performing loans at year-end 2012. Non-accrual commercial and industrial loans totaled $2.5 million at both March 31, 2013 and December 31, 2012. Non-accrual commercial and industrial loans represented 25% of the total non-performing loans at March 31, 2013 compared with 24% of total non-performing loans at year-end 2012. There were no significant additions to non-performing loans during the first quarter of 2013.

At March 31, 2013, three commercial loan relationships represented approximately 63% of the total non-performing loans of the Company. These three relationships represented approximately 62% of the total non-performing loans at year-end 2012. The first relationship was a $2.6 million commercial real estate loan secured by various commercial real estate properties. This loan was in non-performing status as of December 31, 2012. The borrower has made all contractual payments due during 2013 and the principal balance of the loan was reduced by approximately $0.04 million during the first quarter of 2013. The second relationship was an approximately $1.9 million loan secured by the business assets of a mechanical contractor. This loan was in non-performing status as of year-end 2012. The borrower has made all contractual payments due during 2013 and the principal balance of the loan was reduced by $0.09 million during the first quarter of 2013. The third relationship was a $2.0 million commercial real estate loan secured by a commercial warehouse facility. This loan was in non-performing status as of year-end 2012. The borrower has made all contractual payments due during 2013 and the principal balance of this relationship was reduced by $0.01 million during the first quarter of 2013. These three relationships represent the only loan relationships greater than $1.0 million included in non-performing loans.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2012 or during the first quarter of 2013. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $262,000 at March 31, 2013 compared with $148,000 at December 31, 2012. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 3% of total non-performing loans at March 31, 2013 compared with approximately 1% of total non-performing loans at December 31, 2012.

Past due purchased loans with evidence of credit deterioration since origination totaled $118,000 at both March 31, 2013 and year-end 2012. Past due purchased loans with evidence of credit deterioration since origination represented approximately 1% of total past due loans at both March 31, 2013 and year-end 2012.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $6.4 million at March 31, 2013 compared with $7.3 million at December 31, 2012 a decline of approximately 12%. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 18% of total adversely classified loans at March 31, 2013 compared with approximately 19% of total adversely classified loans at year-end 2012.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment including purchase credit impaired loans totaled $12.3 million at March 31, 2013.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of March 31, 2013.

At March 31, 2013, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	March 31,	December 31,
	Purposes	2013	2012

Leverage Ratio	4.00%	8.35%	8.18%
Tier 1 Capital to Risk-adjusted Assets	4.00%	11.76%	11.12%
Total Capital to Risk-adjusted Assets	8.00%	14.30%	13.70%

Bank regulatory capital requirements are proposed to change during 2013 under a framework commonly known as Basel III. The description of Basel III in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (included in Item 1, Business) is incorporated herein by reference.

As of March 31, 2013, shareholders’ equity increased by $1.8 million to $186.8 million compared with $185.0 million at year-end 2012. The increase in shareholders’ equity was primarily attributable to an increase of $3.9 million in retained earnings partially offset by a decrease of $2.2 million in accumulated other comprehensive income related to a decrease in net unrealized gains in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 9.4% of total assets at March 31, 2013 and 9.2% of total assets at December 31, 2012. Shareholders’ equity included $21.2 million of goodwill and other intangible assets at March 31, 2013 compared to $21.6 million of goodwill and other intangible assets at December 31, 2012.

The Company previously announced that it would redeem effective April 1, 2013, all $19.3 million of its 8% subordinated debentures that were scheduled to mature in 2019 at a redemption price of 100% of principal, plus accrued but unpaid interest through the redemption date. The redemption of these subordinated debentures was completed on April 1, 2013 and was funded through existing cash balances on hand at the parent company as of March 31, 2013. The entire principal amount was includable in the parent company’s consolidated Tier 2 regulatory capital under banking agency regulatory standards at March 31, 2013.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $20.1 million during the three months ended March 31, 2013 ending at $29.0 million. During the three months ended March 31, 2013, operating activities resulted in net cash inflows of $0.6 million. Investing activities resulted in net cash inflows of $11.0 million during the three months ended March 31, 2013. Financing activities resulted in net cash outflows for the three months ended March 31, 2013 of $31.7 million primarily the result of repayment of borrowed funds.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2013, the parent company had approximately $25.0 million of cash and cash equivalents available to meet its cash flow needs, inclusive of the $19.3 million that the Company utilized on April 1, 2013 to redeem subordinated debentures that were scheduled to mature in 2019.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2012, and other SEC filings from time to time, when considering any forward-looking statement.

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

	Interest Rate Sensitivity as of March 31, 2013

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
Changes	Value		of Assets
in rates	Amount	Change	NPV Ratio	Change
+2%	$177,647	(16.10)%	9.36%	(129)b.p.
Base	211,743	—	10.65%	—
-2%	170,931	(19.27)%	8.52%	(213)b.p.

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

Item 4. Controls and Procedures

As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2013.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	under the Plans or Programs (1)
1/1/13 – 1/31/13	—	—	—	272,789
2/1/13 – 2/28/13	—	—	—	272,789
3/1/13 – 3/31/13	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2013 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2013.

Item 6. Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 9, 2013	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: May 9, 2013	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
10.1	Loan Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.
10.2	Promissory Note (Term Note) made by German American Bancorp, Inc., to Stock Yards Bank & Trust Company dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.
10.3	Promissory Note (Revolving Note) made by German American Bancorp, Inc., to Stock Yards Bank & Trust Company dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.
10.4	Stock Pledge Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.
10.5*	Description of Executive Management Incentive Plan for 2013 adopted by the Board of Directors on March 25, 2013, is incorporated by reference from the description included in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed March 29, 2013.
10.6* **	Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during March 2013 pursuant to the Management Long-Term Incentive Plan component of the 2012 Executive Management Incentive Plan with respect to the performance period ended December 31, 2012.
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101**+	The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

**Exhibits that are furnished or filed with this Report (other than through incorporation by reference to other disclosures or exhibits) are indicated by a double asterisk.

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

