Form 10-Q
period 2013-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2013-08-06
CIK 714395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Shares, no par value	12,666,836

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

*****

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands except share and per share data)

	June 30,	December 31,
	2013	2012

ASSETS
Cash and Due from Banks	$28,390	$41,624
Federal Funds Sold and Other Short-term Investments	10,105	7,463
Cash and Cash Equivalents	38,495	49,087

Interest-bearing Time Deposits with Banks	1,253	2,707
Securities Available-for-Sale, at Fair Value	612,569	587,602
Securities Held-to-Maturity, at Cost (Fair value of $271 and $351 on June 30, 2013 and December 31, 2012, respectively)	268	346

Loans Held-for-Sale, at Fair Value	19,435	16,641

Loans	1,245,705	1,207,901
Less: Unearned Income	(2,741)	(3,035)
Allowance for Loan Losses	(15,263)	(15,520)
Loans, Net	1,227,701	1,189,346

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	8,340
Premises, Furniture and Equipment, Net	36,702	36,554
Other Real Estate	1,560	1,645
Goodwill	18,865	18,865
Intangible Assets	1,977	2,692
Company Owned Life Insurance	30,701	30,223
Accrued Interest Receivable and Other Assets	12,746	62,252
TOTAL ASSETS	$2,010,612	$2,006,300

LIABILITIES
Non-interest-bearing Demand Deposits	$331,571	$349,174
Interest-bearing Demand, Savings, and Money Market Accounts	982,665	962,574
Time Deposits	327,673	329,183
Total Deposits	1,641,909	1,640,931

FHLB Advances and Other Borrowings	175,640	161,006
Accrued Interest Payable and Other Liabilities	11,202	19,337
TOTAL LIABILITIES	1,828,751	1,821,274

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,667	12,637
Additional Paid-in Capital	95,766	95,617
Retained Earnings	74,967	66,421
Accumulated Other Comprehensive Income (Loss)	(1,539)	10,351
TOTAL SHAREHOLDERS’ EQUITY	181,861	185,026
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,010,612	$2,006,300
End of period shares issued and outstanding	12,666,936	12,636,656

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands except per share data)

	Three Months Ended
	June 30,
	2013	2012
INTEREST INCOME
Interest and Fees on Loans	$15,035	$15,513
Interest on Federal Funds Sold and Other Short-term Investments	13	40
Interest and Dividends on Securities:
Taxable	2,771	3,421
Non-taxable	639	589
TOTAL INTEREST INCOME	18,458	19,563

INTEREST EXPENSE
Interest on Deposits	1,154	1,855
Interest on FHLB Advances and Other Borrowings	592	1,059
TOTAL INTEREST EXPENSE	1,746	2,914

NET INTEREST INCOME	16,712	16,649
Provision for Loan Losses	(200)	391
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,912	16,258

NON-INTEREST INCOME
Trust and Investment Product Fees	814	664
Service Charges on Deposit Accounts	1,050	1,017
Insurance Revenues	1,379	1,358
Company Owned Life Insurance	217	266
Interchange Fee Income	513	460
Other Operating Income	861	316
Net Gains on Sales of Loans	809	676
Net Gains on Securities	467	76
TOTAL NON-INTEREST INCOME	6,110	4,833

NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,627	6,828
Occupancy Expense	1,099	1,061
Furniture and Equipment Expense	748	724
FDIC Premiums	260	283
Data Processing Fees	349	321
Professional Fees	525	587
Advertising and Promotion	516	396
Intangible Amortization	348	422
Other Operating Expenses	1,789	1,801
TOTAL NON-INTEREST EXPENSE	13,261	12,423

Income before Income Taxes	9,761	8,668
Income Tax Expense	3,229	2,701
NET INCOME	$6,532	$5,967

Basic Earnings Per Share	$0.52	$0.47
Diluted Earnings Per Share	$0.52	$0.47

Dividends Per Share	$0.15	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands except per share data)

	Six Months Ended
	June 30,
	2013	2012
INTEREST INCOME
Interest and Fees on Loans	$29,920	$31,298
Interest on Federal Funds Sold and Other Short-term Investments	23	73
Interest and Dividends on Securities:
Taxable	5,612	6,747
Non-taxable	1,273	1,172
TOTAL INTEREST INCOME	36,828	39,290

INTEREST EXPENSE
Interest on Deposits	2,388	3,901
Interest on FHLB Advances and Other Borrowings	1,503	2,128
TOTAL INTEREST EXPENSE	3,891	6,029

NET INTEREST INCOME	32,937	33,261
Provision for Loan Losses	150	1,081
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,787	32,180

NON-INTEREST INCOME
Trust and Investment Product Fees	1,631	1,360
Service Charges on Deposit Accounts	2,005	1,952
Insurance Revenues	3,163	2,749
Company Owned Life Insurance	483	510
Interchange Fee Income	943	891
Other Operating Income	1,152	689
Net Gains on Sales of Loans	1,563	1,389
Net Gains on Securities	1,080	94
TOTAL NON-INTEREST INCOME	12,020	9,634

NON-INTEREST EXPENSE
Salaries and Employee Benefits	15,411	14,148
Occupancy Expense	2,204	2,153
Furniture and Equipment Expense	1,493	1,404
FDIC Premiums	515	580
Data Processing Fees	702	435
Professional Fees	1,186	1,192
Advertising and Promotion	1,006	769
Intangible Amortization	715	864
Other Operating Expenses	3,491	3,471
TOTAL NON-INTEREST EXPENSE	26,723	25,016

Income before Income Taxes	18,084	16,798
Income Tax Expense	5,743	5,229
NET INCOME	$12,341	$11,569

Basic Earnings Per Share	$0.98	$0.92
Diluted Earnings Per Share	$0.97	$0.92

Dividends Per Share	$0.30	$0.28

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, dollars in thousands)

	Three Months Ended
	June 30,
	2013	2012

NET INCOME	$6,532	$5,967

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	(14,651)	1,154
Reclassification Adjustment for Losses (Gains) Included in Net Income	(467)	(76)
Tax Effect	5,464	(374)
Net of Tax	(9,654)	704

Total Other Comprehensive Income (Loss)	(9,654)	704

COMPREHENSIVE INCOME (LOSS)	$(3,122)	$6,671

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012

NET INCOME	$12,341	$11,569

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	(17,753)	1,885
Reclassification Adjustment for Losses (Gains) Included in Net Income	(1,080)	(94)
Tax Effect	6,943	(612)
Net of Tax	(11,890)	1,179

Total Other Comprehensive Income (Loss)	(11,890)	1,179

COMPREHENSIVE INCOME	$451	$12,748

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,341	$11,569
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,731	2,258
Depreciation and Amortization	2,224	2,499
Loans Originated for Sale	(99,547)	(77,713)
Proceeds from Sales of Loans Held-for-Sale	98,490	91,927
Provision for Loan Losses	150	1,081
Gain on Sale of Loans, net	(1,563)	(1,389)
Gain on Securities, net	(1,080)	(94)
Loss on Sales of Other Real Estate and Repossessed Assets	253	70
Gain on Disposition and Impairment of Premises and Equipment	(70)	(2)
Increase in Cash Surrender Value of Company Owned Life Insurance	(478)	(503)
Equity Based Compensation	170	308
Change in Assets and Liabilities:
Interest Receivable and Other Assets	3,529	5,068
Interest Payable and Other Liabilities	(1,648)	673
Net Cash from Operating Activities	14,502	35,752

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	1,445	2,240
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	81,734	61,373
Proceeds from Sales of Securities Available-for-Sale	100,721	51,395
Purchase of Securities Available-for-Sale	(180,647)	(197,985)
Proceeds from Maturities of Securities Held-to-Maturity	78	344
Purchase of Loans	(712)	—
Proceeds from Sales of Loans	2,000	—
Loans Made to Customers, net of Payments Received	(40,420)	(25,871)
Proceeds from Sales of Other Real Estate	459	246
Property and Equipment Expenditures	(1,606)	(1,108)
Proceeds from Sales of Property and Equipment	88	1
Net Cash from Investing Activities	(36,860)	(109,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	986	47,070
Change in Short-term Borrowings	35,371	22,156
Advances in Long-term Debt	30,000	—
Repayments of Long-term Debt	(50,805)	(10,050)
Issuance of Common Stock	9	15
Dividends Paid	(3,795)	(3,531)
Net Cash from Financing Activities	11,766	55,660

Net Change in Cash and Cash Equivalents	(10,592)	(17,953)
Cash and Cash Equivalents at Beginning of Year	49,087	61,103
Cash and Cash Equivalents at End of Period	$38,495	$43,150

Cash Paid During the Period for
Interest	$4,349	$6,308
Income Taxes	6,609	1,934

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$626	$2,223
Accounts Receivable Transferred to Securities	(45,803)	(43,167)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Note 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	June 30,
	2013	2012
Basic Earnings per Share:
Net Income	$6,532	$5,967
Weighted Average Shares Outstanding	12,666,315	12,627,715
Basic Earnings per Share	$0.52	$0.47

Diluted Earnings per Share:
Net Income	$6,532	$5,967

Weighted Average Shares Outstanding	12,666,315	12,627,715
Potentially Dilutive Shares, Net	16,812	10,811
Diluted Weighted Average Shares Outstanding	12,683,127	12,638,526
Diluted Earnings per Share	$0.52	$0.47

For the three months ended June 30, 2013 and 2012, there were no anti-dilutive shares.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended
	June 30,
	2013	2012
Basic Earnings per Share:
Net Income	$12,341	$11,569
Weighted Average Shares Outstanding	12,654,146	12,614,075
Basic Earnings per Share	$0.98	$0.92

Diluted Earnings per Share:
Net Income	$12,341	$11,569

Weighted Average Shares Outstanding	12,654,146	12,614,075
Potentially Dilutive Shares, Net	17,560	14,003
Diluted Weighted Average Shares Outstanding	12,671,706	12,628,078
Diluted Earnings per Share	$0.97	$0.92

For the six months ended June 30, 2013 and 2012, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2013 and December 31, 2012, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

June 30, 2013
U.S. Treasury and Agency Securities	$23,257	$22	$(918)	$22,361
Obligations of State and Political Subdivisions	76,710	2,585	(530)	78,765
Mortgage-backed Securities - Residential	513,751	5,624	(8,696)	510,679
Equity Securities	684	80	—	764
Total	$614,402	$8,311	$(10,144)	$612,569

December 31, 2012
U.S. Treasury and Agency Securities	$23,570	$40	$(138)	$23,472
Obligations of State and Political Subdivisions	71,352	5,145	(12)	76,485
Mortgage-backed Securities - Residential	475,452	11,505	(45)	486,912
Equity Securities	684	49	—	733
Total	$571,058	$16,739	$(195)	$587,602

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2013 and December 31, 2012, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Securities Held-to-Maturity:	Amount	Gains	Losses	Value

June 30, 2013
Obligations of State and Political Subdivisions	$268	$3	$—	$271

December 31, 2012
Obligations of State and Political Subdivisions	$346	$5	$—	$351

The amortized cost and fair value of Securities at June 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$4,582	$4,616
Due after one year through five years	12,828	13,138
Due after five years through ten years	55,349	55,605
Due after ten years	27,208	27,767
Mortgage-backed Securities - Residential	513,751	510,679
Equity Securities	684	764
Totals	$614,402	$612,569

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	268	271
Due after five years through ten years	—	—
Due after ten years	—	—
Totals	$268	$271

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months	Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
Proceeds from Sales and Calls	$25,972	$9,247
Gross Gains on Sales and Calls	467	76
Income Taxes on Gross Gains	163	27

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
Proceeds from Sales and Calls	$100,721	$51,395
Gross Gains on Sales and Calls	1,080	94
Income Taxes on Gross Gains	378	33

Below is a summary of securities with unrealized losses as of June 30, 2013 and December 31, 2012, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2013
U.S. Treasury and Agency Securities	$19,082	$(918)	$—	$—	$19,082	$(918)
Obligations of State and Political Subdivisions	15,329	(530)	—	—	15,329	(530)
Mortgage-backed Securities - Residential	286,907	(8,696)	—	—	286,907	(8,696)
Equity Securities	—	—	—	—	—	—
Total	$321,318	$(10,144)	$—	$—	$321,318	$(10,144)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
U.S. Treasury and Agency Securities	$19,862	$(138)	$—	$—	$19,862	$(138)
Obligations of State and Political Subdivisions	1,042	(12)	—	—	1,042	(12)
Mortgage-backed Securities - Residential	18,323	(45)	—	—	18,323	(45)
Equity Securities	—	—	—	—	—	—
Total	$39,227	$(195)	$—	$—	$39,227	$(195)

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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $18.0 million at June 30, 2013 and $6.0 million at December 31, 2012. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2013		December 31, 2012
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Included in Other Assets:
Interest Rate Swaps	$18,044	$508	$6,051	$187

Included in Other Liabilities:
Interest Rate Swaps	$18,044	$355	$6,051	$178

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—	$—
Included in Other Income / (Expense)	549	—	551	—

Note 5 – Loans

Loans were comprised of the following classifications at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Commercial:
Commercial and Industrial Loans and Leases	$346,375	$335,373
Commercial Real Estate Loans	508,675	488,496
Agricultural Loans	175,958	179,906
Retail:
Home Equity Loans	73,232	74,437
Consumer Loans	46,186	41,103
Residential Mortgage Loans	95,279	88,586
Subtotal	1,245,705	1,207,901
Less: Unearned Income	(2,741)	(3,035)
Allowance for Loan Losses	(15,263)	(15,520)
Loans, Net	$1,227,701	$1,189,346

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending June 30, 2013 and 2012:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2013
Beginning Balance	$4,753	$8,879	$766	$118	$189	$300	$729	$15,734
Provision for Loan Losses	(452)	(53)	51	196	43	(16)	31	(200)
Recoveries	10	27	—	—	16	1	—	54
Loans Charged-off	(53)	(217)	—	(1)	(49)	(5)	—	(325)
Ending Balance	$4,258	$8,636	$817	$313	$199	$280	$760	$15,263

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2012
Beginning Balance	$4,460	$9,234	$751	$204	$196	$441	$480	$15,766
Provision for Loan Losses	312	(202)	139	(17)	83	(8)	84	391
Recoveries	4	7	—	—	33	7	—	51
Loans Charged-off	(69)	(307)	—	(6)	(85)	(49)	—	(516)
Ending Balance	$4,707	$8,732	$890	$181	$227	$391	$564	$15,692

The following table presents the activity in the allowance for loan losses by portfolio class for the six months ending June 30, 2013 and 2012:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2013
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	(257)	(47)	(172)	237	36	97	256	150
Recoveries	13	78	—	—	71	3	—	165
Loans Charged-off	(53)	(326)	—	(65)	(122)	(6)	—	(572)
Ending Balance	$4,258	$8,636	$817	$313	$199	$280	$760	$15,263

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
June 30, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	1,273	(144)	(36)	(30)	129	71	(182)	1,081
Recoveries	49	26	—	1	64	9	—	149
Loans Charged-off	(108)	(447)	—	(48)	(156)	(91)	—	(850)
Ending Balance	$4,707	$8,732	$890	$181	$227	$391	$564	$15,692

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2013 and December 31, 2012:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
June 30, 2013
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$4,158	$496	$3,662	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,955	3,762	4,824	817	313	199	280	760
Acquired with Deteriorated Credit Quality	150	—	150	—	—	—	—	—
Total Ending Allowance Balance	$15,263	$4,258	$8,636	$817	$313	$199	$280	$760

Loans:
Loans Individually Evaluated for Impairment	$10,923	$2,511	$7,467	$945	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,229,900	342,557	495,213	177,017	73,486	46,175	95,452	—
Loans Acquired with Deteriorated Credit Quality	9,851	2,231	7,333	—	—	140	147	—
Total Ending Loans Balance (1)	$1,250,674	$347,299	$510,013	$177,962	$73,486	$46,315	$95,599	$—

(1) Total recorded investment in loans includes $4,969 in accrued interest.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
December 31, 2012
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$5,323	$1,279	$3,894	$150	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,109	3,208	5,017	839	141	214	186	504
Acquired with Deteriorated Credit Quality	88	68	20	—	—	—	—	—
Total Ending Allowance Balance	$15,520	$4,555	$8,931	$989	$141	$214	$186	$504

Loans:
Loans Individually Evaluated for Impairment	$12,520	$2,547	$7,550	$2,423	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,189,729	331,920	473,209	180,152	74,699	41,083	88,666	—
Loans Acquired with Deteriorated Credit Quality	11,174	1,840	9,037	—	—	148	149	—
Total Ending Loans Balance (1)	$1,213,423	$336,307	$489,796	$182,575	$74,699	$41,231	$88,815	$—

(1) Total recorded investment in loans includes $5,522 in accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance(1)	Investment	Allocated
June 30, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,975	$1,995	$—
Commercial Real Estate Loans	3,674	1,894	—
Agricultural Loans	937	946	—
Subtotal	6,586	4,835	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	566	516	496
Commercial Real Estate Loans	6,011	5,925	3,812
Agricultural Loans	—	—	—
Subtotal	6,577	6,441	4,308
Total	$13,163	$11,276	$4,308

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$—	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$439	$353	$150

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses for the three month period ended June 30, 2013 and 2012:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
June 30, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,993	$—	$—
Commercial Real Estate Loans	2,196	—	—
Agricultural Loans	2,041	127	168
Subtotal	6,230	127	168
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	522	1	1
Commercial Real Estate Loans	6,276	6	4
Agricultural Loans	—	—	—
Subtotal	6,798	7	5
Total	$13,028	$134	$173

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$80	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$363	$1	$1

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
June 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$100	$1	$1
Commercial Real Estate Loans	6,166	1	1
Agricultural Loans	145	2	2
Subtotal	6,411	4	4
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,795	2	2
Commercial Real Estate Loans	6,546	5	5
Agricultural Loans	—	—	—
Subtotal	9,341	7	7
Total	$15,752	$11	$11

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,029	$1	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$205	$—	$—

The following table presents loans individually evaluated for impairment by class of loans including purchase credit impaired loans that subsequently result in additional allowance for loan losses for the six month period ended June 30, 2013 and 2012:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
June 30, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,052	$—	$1
Commercial Real Estate Loans	2,183	—	—
Agricultural Loans	2,231	175	184
Subtotal	5,466	175	185
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,528	2	2
Commercial Real Estate Loans	6,042	11	9
Agricultural Loans	—	—	—
Subtotal	7,570	13	11
Total	$13,036	$188	$196

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$55	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$314	$1	$1

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
June 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$377	$2	$2
Commercial Real Estate Loans	5,858	5	5
Agricultural Loans	73	2	2
Subtotal	6,308	9	9
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,818	3	3
Commercial Real Estate Loans	6,914	11	9
Agricultural Loans	—	—	—
Subtotal	9,732	14	12
Total	$16,040	$23	$21

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$212	$1	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$77	$—	$—

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

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of June 30, 2013 and December 31, 2012:

			Loans Past Due
			90 Days or More
	Non-Accrual		& Still Accruing
	2013	2012	2013	2012

Commercial and Industrial Loans and Leases	$478	$2,480	$—	$—
Commercial Real Estate Loans	7,404	7,275	—	—
Agricultural Loans	14	—	102	—
Home Equity Loans	267	178	—	—
Consumer Loans	194	167	—	—
Residential Mortgage Loans	153	257	—	—
Total	$8,510	$10,357	$102	$—
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$474	$148	$—	$—

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012:

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
June 30, 2013
Commercial and Industrial Loans and Leases	$347,299	$302	$119	$429	$850	$346,449
Commercial Real Estate Loans	510,013	206	40	1,657	1,903	508,110
Agricultural Loans	177,962	—	—	116	116	177,846
Home Equity Loans	73,486	336	98	267	701	72,785
Consumer Loans	46,315	207	27	53	287	46,028
Residential Mortgage Loans	95,599	2,672	643	153	3,468	92,131
Total (1)	$1,250,674	$3,723	$927	$2,675	$7,325	$1,243,349
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$9,851	$—	$—	$—	$—	$9,851

(1) Total recorded investment in loans includes $4,969 in accrued interest.

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2012
Commercial and Industrial Loans and Leases	$336,307	$436	$133	$448	$1,017	$335,290
Commercial Real Estate Loans	489,796	1,352	—	2,063	3,415	486,381
Agricultural Loans	182,575	42	14	—	56	182,519
Home Equity Loans	74,699	177	48	178	403	74,296
Consumer Loans	41,231	431	23	18	472	40,759
Residential Mortgage Loans	88,815	2,070	495	257	2,822	85,993
Total (1)	$1,213,423	$4,508	$713	$2,964	$8,185	$1,205,238
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,174	$—	$120	$—	$120	$11,054

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

During the six months ended June 30, 2013 and the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There were no troubled debt restructurings for the six months ended June 30, 2013 and the year ended December 31, 2012 for loans acquired with deteriorated credit quality at the time of acquisition.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the recorded investment of troubled debt restructurings by class of loans as of June 30, 2013 and December 31, 2012:

	Total	Performing	Non-Accrual(1)
June 30, 2013
Commercial and Industrial Loans and Leases	$2,455	$2,033	$422
Commercial Real Estate Loans	4,521	395	4,126
Total	$6,976	$2,428	$4,548

	Total	Performing	Non-Accrual(1)
December 31, 2012
Commercial and Industrial Loans and Leases	$2,461	$66	$2,395
Commercial Real Estate Loans	6,031	304	5,727
Total	$8,492	$370	$8,122

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company has committed to lending an additional amount of $34 as of June 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. The Company had not committed to lending any additional amounts as of December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending June 30, 2013 and 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
June 30, 2013
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	81	118
Total	1	$81	$118

The troubled debt restructurings described above decreased the allowance for loan losses by $210 and resulted in charge-offs of $0 during the three months ending June 30, 2013.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
June 30, 2012
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending June 30, 2012.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2013 and 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
June 30, 2013
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	81	118
Total	1	$81	$118

The troubled debt restructurings described above decreased the allowance for loan losses by $210 and resulted in charge-offs of $0 during the six months ending June 30, 2013.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
June 30, 2012
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the six months ending June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending June 30, 2013 and 2012:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2013
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending June 30, 2013.

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2012
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending June 30, 2012.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2013 and 2012:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2013
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the six months ending June 30, 2013.

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2012
Commercial and Industrial Loans and Leases	1	$565
Commercial Real Estate Loans	1	292
Total	2	$857

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and charge-offs of $108 during the six months ending June 30, 2012.

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

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in groups of homogeneous loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial and Industrial Loans and Leases	$319,137	$16,894	$11,268	$—	$347,299
Commercial Real Estate Loans	472,008	19,207	18,798	—	510,013
Agricultural Loans	174,218	2,596	1,148	—	177,962
Total	$965,363	$38,697	$31,214	$—	$1,035,274
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$318	$3,525	$5,721	$—	$9,564

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and Industrial Loans and Leases	$307,997	$14,441	$13,869	$—	$336,307
Commercial Real Estate Loans	446,639	21,338	21,819	—	489,796
Agricultural Loans	176,730	2,855	2,990	—	182,575
Total	$931,366	$38,634	$38,678	$—	$1,008,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$319	$3,220	$7,338	$—	$10,877

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of June 30, 2013 and December 31, 2012:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
June 30, 2013
Performing	$73,219	$46,121	$95,446
Nonperforming	267	194	153
Total	$73,486	$46,315	$95,599
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$140	$147

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2012
Performing	$74,521	$41,064	$88,558
Nonperforming	178	167	257
Total	$74,699	$41,231	$88,815
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$148	$149

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

June 30, 2013

Commercial and Industrial Loans	$2,231
Commercial Real Estate Loans	7,333
Home Equity Loans	—
Consumer Loans	140
Residential Mortgage Loans	147
Total	$9,851

Carrying amount, Net of Allowance of $150	$9,701

December 31, 2012

Commercial and Industrial Loans	$1,840
Commercial Real Estate Loans	9,037
Home Equity Loans	—
Consumer Loans	148
Residential Mortgage Loans	149
Total	$11,174

Carrying amount, Net of Allowance of $88	$11,086

Accretable yield, or income expected to be collected, is as follows:

	June 30, 2013	June 30, 2012

Balance at April 1	$208	$630
New Loans Purchased	—	—
Accretion of Income	(234)	(241)
Reclassifications from Non-accretable Difference	208	—
Charge-off of Accretable Yield	—	—
Balance at June 30	$182	$389

Accretable yield, or income expected to be collected, is as follows:

	June 30, 2013	June 30, 2012

Balance at January 1	$170	$967
New Loans Purchased	—	—
Accretion of Income	(446)	(784)
Reclassifications from Non-accretable Difference	458	206
Charge-off of Accretable Yield	—	—
Balance at June 30	$182	$389

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $70 during the three months ended June 30, 2013. For those purchased loans disclosed above, the Company increased the allowance for loan losses by $61 during the six months ended June 30, 2013. For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and six months ended June 30, 2012. No allowances for loan losses were reversed during the same periods.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 35 banking offices at June 30, 2013. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended	Banking	Services	Insurance	Other	Totals
June 30, 2013
Net Interest Income	$17,004	$6	$5	$(303)	$16,712
Net Gains on Sales of Loans	809	—	—	—	809
Net Gains on Securities	467	—	—	—	467
Trust and Investment Product Fees	1	813	—	—	814
Insurance Revenues	6	6	1,367	—	1,379
Noncash Items:
Provision for Loan Losses	(200)	—	—	—	(200)
Depreciation and Amortization	973	8	106	38	1,125
Income Tax Expense (Benefit)	3,626	(24)	40	(413)	3,229
Segment Profit (Loss)	6,833	(41)	27	(287)	6,532
Segment Assets at June 30, 2013	2,019,229	11,548	8,395	(28,560)	2,010,612

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 6 – Segment Information (continued)

		Trust and
		Investment
	Core	Advisory			Consolidated
Three Months Ended	Banking	Services	Insurance	Other	Totals
June 30, 2012
Net Interest Income	$17,163	$7	$10	$(531)	$16,649
Net Gains on Sales of Loans	676	—	—	—	676
Net Gains on Securities	76	—	—	—	76
Trust and Investment Product Fees	2	663	—	(1)	664
Insurance Revenues	6	9	1,343	—	1,358
Noncash Items:
Provision for Loan Losses	391	—	—	—	391
Depreciation and Amortization	1,095	5	105	38	1,243
Income Tax Expense (Benefit)	2,980	(10)	66	(335)	2,701
Segment Profit (Loss)	6,227	(20)	89	(329)	5,967
Segment Assets at December 31, 2012	2,006,992	11,551	8,333	(20,576)	2,006,300

		Trust and
		Investment
	Core	Advisory			Consolidated
Six Months Ended	Banking	Services	Insurance	Other	Totals
June 30, 2013
Net Interest Income	$33,768	$11	$12	$(854)	$32,937
Net Gains on Sales of Loans	1,563	—	—	—	1,563
Net Gains on Securities	1,080	—	—	—	1,080
Trust and Investment Product Fees	4	1,628	—	(1)	1,631
Insurance Revenues	15	19	3,129	—	3,163
Noncash Items:
Provision for Loan Losses	150	—	—	—	150
Depreciation and Amortization	1,923	15	211	75	2,224
Income Tax Expense (Benefit)	6,370	(26)	187	(788)	5,743
Segment Profit (Loss)	12,681	(49)	238	(529)	12,341
Segment Assets at June 30, 2013	2,019,229	11,548	8,395	(28,560)	2,010,612

		Trust and
		Investment
	Core	Advisory			Consolidated
Six Months Ended	Banking	Services	Insurance	Other	Totals
June 30, 2012
Net Interest Income	$34,304	$10	$17	$(1,070)	$33,261
Net Gains on Sales of Loans	1,389	—	—	—	1,389
Net Gains on Securities	94	—	—	—	94
Trust and Investment Product Fees	3	1,359	—	(2)	1,360
Insurance Revenues	16	27	2,706	—	2,749
Noncash Items:
Provision for Loan Losses	1,081	—	—	—	1,081
Depreciation and Amortization	2,204	10	210	75	2,499
Income Tax Expense (Benefit)	5,855	(58)	106	(674)	5,229
Segment Profit (Loss)	12,159	(97)	145	(638)	11,569
Segment Assets at December 31, 2012	2,006,992	11,551	8,333	(20,576)	2,006,300

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased. The Board of Directors established no expiration date for this program. As of June 30, 2013, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three and six months ended June 30, 2013 and 2012.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2013, the Company has reserved 481,791 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and six months ended June 30, 2013 and 2012, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three and six months ended June 30, 2013 and 2012. The Company recorded no other stock compensation expense applicable to options during the three and six months ended June 30, 2013 and 2012 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to June 30, 2013 and 2012.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 50% restricted stock grants and 50% cash credit entitlements). The management restricted stock grants and tandem cash credit entitlements awarded in 2013 will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years. The management restricted stock grants and tandem cash credit entitlements awarded in 2012 were subject to forfeiture in the event that the recipient of the grant did not continue employment with the Company through December 5th of the year of grant, at which time they generally vest 100 percent. Awards that were granted to directors as additional retainer for their services in December 2012 do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended June 30, 2013 and 2012, the Company granted no shares of restricted stock. During the six months ended June 30, 2013 and 2012, the Company granted awards of 29,170 and 30,019 shares of restricted stock, respectively.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 8 – Equity Plans and Equity Based Compensation (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	June 30,
	2013	2012
Restricted Stock Expense	$85	$141
Cash Entitlement Expense	54	133
Tax Effect	(56)	(111)
Net of Tax	$83	$163

	Six Months Ended
	June 30,
	2013	2012
Restricted Stock Expense	$170	$308
Cash Entitlement Expense	108	293
Tax Effect	(112)	(243)
Net of Tax	$166	$358

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,112 and $601 as of June 30, 2013 and 2012, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2013 and 2012, nor was there any unrecognized compensation expense as of June 30, 2013 and 2012 for the Employee Stock Purchase Plan.

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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2013, the Company held $11.8 million in Level 3 securities which consist of $11.4 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$22,361	$—	$22,361
Corporate Securities	—	—	—	—
Obligations of State and
Political Subdivisions	—	67,326	11,439	78,765
Mortgage-backed Securities-Residential	—	510,679	—	510,679
Equity Securities	411	—	353	764
Total Securities	$411	$600,366	$11,792	$612,569

Loans Held-for-Sale	$—	$19,435	$—	$19,435

Derivatives	$—	$508	$—	$508

Financial Liabilities Derivatives	$—	$355	$—	$355

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$23,472	$—	$23,472
Corporate Securities	—	—	—	—
Obligations of State and
Political Subdivisions	—	64,316	12,169	76,485
Mortgage-backed Securities-Residential	—	486,912	—	486,912
Equity Securities	380	—	353	733
Total Securities	$380	$574,700	$12,522	$587,602

Loans Held-for-Sale	$—	$16,641	$—	$16,641

Derivatives	$—	$187	$—	$187

Financial Liabilities Derivatives	$—	$178	$—	$178

There were no transfers between Level 1 and Level 2 for the three and six month periods ended June 30, 2013 and December 31, 2012.

At June 30, 2013, the aggregate fair value of the Loans Held-for-Sale was $19,435, aggregate contractual principal balance was $19,197 with a difference of $238. At December 31, 2012, the aggregate fair value of the Loans Held-for-Sale was $16,641, aggregate contractual principle balance was $16,413 with a difference of $228.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012:

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2013	2012	2013	2012	2013	2012

Balance of Recurring Level 3 Assets at March 31	$11,728	$4,075	$353	$353	$—	$—
Total Gains or Losses (realized/unrealized)
Included in Earnings	(129)	51	—	—	—	—
Maturities / Calls	(160)	—	—	—	—	—
Purchases	—	7,665	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$11,439	$11,791	$353	$353	$—	$—

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2013	2012	2013	2012	2013	2012

Balance of Recurring Level 3 Assets at December 31	$12,169	$4,772	$353	$353	$—	$1,005
Total Gains or Losses (realized/unrealized)
Included in Earnings	(150)	51	—	—	—	—
Maturities / Calls	(580)	(697)	—	—	—	(1,005)
Purchases	—	7,665	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$11,439	$11,791	$353	$353	$—	$—

Of the total gain/loss included in earnings for the three and six months ended June 30, 2013, $129 and $150 was attributable to other changes in fair value, respectively. The three and six months ended June 30, 2013 included no gain/loss attributable to interest income on securities. Of the total gain/loss included in earnings for the three and six months ended June 30, 2012, $51 was attributable to other changes in fair value for both periods presented. The three and six months ended June 30, 2012 included no gain/loss attributable to interest income on securities.

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

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$20	$20
Commercial Real Estate Loans	—	—	2,101	2,101
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	723	723

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,231	$1,231
Commercial Real Estate Loans	—	—	1,497	1,497
Agricultural Loans	—	—	135	135
Other Real Estate
Commercial Real Estate	—	—	150	150

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,429 with a valuation allowance of $4,308, resulting in an additional provision for loan losses of $270 and $379 for the three and six months ended June 30, 2013. Impaired loans resulted in a decreased provision for loan losses of $200 for the three months ended June 30, 2012 and an additional provision for loan losses of $633 for the six months ended June 30, 2012. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,274 with a valuation allowance of $5,411, resulting in an additional provision for loan losses of $2,230 for the year ended December 31, 2012.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $723 at June 30, 2013. A charge to earnings through Other Operating Income of $94 and $301 was included in the three and six months ended June 30, 2013, respectively. No charge to earnings was included in the three or six months ended June 30, 2012. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $150 at December 31, 2012.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

				Range
		Valuation		(Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)
Impaired Loans - Commercial and Industrial Loans	$20	Sales comparison approach	Adjustment for differences between the comparable sales	10%-90% (22)%

Impaired Loans - Commercial Real Estate Loans	$2,101	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	15%-78% (57)%

Other Real Estate - Commercial Real Estate Loans	$723	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the Property Adjustment for investor rates of return	2%-50% (29)%

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending June 30, 2013 and December 31, 2012. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at
		June 30, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$39,748	$28,390	$11,358	$—	$39,748
Securities Held-to-Maturity	268	—	271	—	271
FHLB Stock and Other Restricted Stock	8,340	N/A	N/A	N/A	N/A
Loans, Net	1,225,580	—	—	1,233,278	1,233,278
Accrued Interest Receivable	6,886	—	1,762	5,124	6,886
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,314,236)	(1,314,236)	—	—	(1,314,236)
Time Deposits	(327,673)	—	(330,899)	—	(330,899)
Short-term Borrowings	(106,905)	—	(106,905)	—	(106,905)
Long-term Debt	(68,735)	—	(64,982)	(4,771)	(69,753)
Accrued Interest Payable	(817)	—	(741)	(76)	(817)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

June 30, 2013

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

Off-balance Sheet Instruments:

Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At June 30, 2013 and December 31, 2012, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

NOTE 10 – Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2013, net of tax:

	Unrealized
	Gains and	Defined
	Losses on	Benefit
	Available-for-	Pension	Postretirement
	Sale Securities	Items	Benefit Items	Total
Beginning Balance	$8,407	$(231)	$(61)	$8,115
Other Comprehensive Income (Loss) Before Reclassification	(9,376)	—	—	(9,376)
Amounts Reclassified from Accumulated
Other Comprehensive Income (Loss)	(278)	—	—	(278)
Net Current Period Other Comprehensive Income (Loss)	(9,654)	—	—	(9,654)
Ending Balance	$(1,247)	$(231)	$(61)	$(1,539)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2013, net of tax:

	Unrealized
	Gains and	Defined
	Losses on	Benefit
	Available-for-	Pension	Postretirement
	Sale Securities	Items	Benefit Items	Total
Beginning Balance	$10,643	$(231)	$(61)	$10,351
Other Comprehensive Income (Loss) Before Reclassification
Amounts Reclassified from Accumulated
Other Comprehensive Income (Loss)	(643)	—	—	(643)
Net Current Period Other Comprehensive Income (Loss)	(11,890)	—	—	(11,890)
Ending Balance	$(1,247)	$(231)	$(61)	$(1,539)

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Other Comprehensive Income (Loss) (continued)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the three months ended June 30, 2013:

	Amount Reclassified From
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$467	Net Gain on Securities
	189	Income Tax Expense
	278	Net of Tax

Total Reclassifications for the Period	$278

 The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the six months ended June 30, 2013:

	Amount Reclassified From
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$1,080	Net Gain on Securities
	437	Income Tax Expense
	643	Net of Tax

Total Reclassifications for the Period	$643

Note 11 – Subsequent Event

On July 23, 2013 the Company entered into a definitive agreement to acquire United Commerce Bancorp, Inc. (“United Commerce”), through the merger of United Commerce with and into the Company, and the merger of United Commerce’s sole banking subsidiary, United Commerce Bank, into the Company’s subsidiary bank, German American Bancorp. United Commerce Bank operates two banking offices in Bloomington, Indiana. United Commerce’s consolidated assets and equity (unaudited) as of June 30, 2013 totaled $127.7 million and $14.0 million, respectively, and its consolidated net income (unaudited) totaled $373,000 for the six-month period ended June 30, 2013.

The Company owns approximately 4.6% of the outstanding common stock of United Commerce as of June 30, 2013.

Under the terms of the Merger Agreement, United Commerce common shareholders will receive shares of German American common stock at an exchange ratio of .5456 to .6667 shares of German American for each United Commerce share (with the exact number to be fixed at closing based on German American’s pre-closing market price) in a tax free exchange, plus a cash payment of $1.75 per United Commerce share. This cash payment is subject to reduction to the extent that United Commerce’s consolidated common shareholders’ equity is not maintained at or above a certain level through the time of closing.

Based on United Commerce’s number of common shares currently outstanding, and assuming that German American’s shares trade during the specified valuation period prior to closing at an average price more than $22.90 per share and that the consolidated common shareholders equity of United Commerce is maintained above the specified pricing level, German American expects to issue upon completion of the merger approximately 503,000 shares of its common stock, and to pay approximately $2.3 million of cash, for all of the issued and outstanding common shares of United Commerce (including an estimated $716,000 of cash payments in cancellation of all the stock options of United Commerce that are now issued and outstanding) that are not now owned by German American.

GERMAN AMERICAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited, dollars in thousands except share and per share data)

Note 11 – Subsequent Event (continued)

Completion of the proposed merger is subject to the approval by shareholders of United Commerce, approval of the appropriate bank regulatory agencies and other terms and conditions. The Company expects (subject to timely satisfaction or waiver of all terms and conditions to closing) that the merger will become effective in the fourth quarter of 2013.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2013 and December 31, 2012 and the consolidated results of operations for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2012 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2012 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

The Company’s second quarter net income totaled $6,532,000, or $0.52 per diluted share, representing an increase of approximately 11% on a per share basis, from the $5,967,000, or $0.47 per diluted share, recorded during the same quarter last year. On a year-to-date basis, 2013 earnings improved to $12,341,000 or $0.97 per diluted share, as compared to $11,569,000, or $0.92 per diluted share for the first six months of 2012 representing an increase of approximately 5% on a per share basis.

The Company’s second quarter and first half of 2013 earnings were positively impacted by lower levels of provision for loan losses as compared with the same periods of 2012. The lower level of provision for loan losses were attributable to improved asset quality for the Company including lower levels of net-charge-offs, decreased non-performing loans, and lower adversely classified assets. The Company’s second quarter and first half of 2013 earnings were also positively impacted by a $1,277,000, or 26%, and $2,386,000, or 25%, increase in the level of non-interest income as compared to the same periods of 2012.

Partially mitigating the improvement in earnings was an increased level of operating expenses largely related to higher salaries and benefits costs. Operating expenses for the second quarter of 2013 increased $838,000, or 7%, and for the first half of 2013 increased $1,707,000, or 7%, as compared to the same periods of 2012.

Net interest income remained relatively stable, an increase of $63,000, in the second quarter of 2013 and a decline of $324,000, or 1%, in the first half of 2013 as compared with the same periods in 2012. The Company’s net interest margin continues to remain under pressure primarily due to the continuance of historically low interest rates. Partially mitigating the net interest margin pressures during 2013 has been the Company’s ability to grow its earning assets and in particular its loan portfolio. Total loans outstanding grew by $49.1 million, or 16%, on an annualized basis in the second quarter of 2013 and $37.8 million, or 6%, on an annualized basis in the first half of 2013.

On July 23, 2013, the Company and United Commerce Bancorp (“United Commerce”) entered into a definitive agreement to merge United Commerce into the Company. Upon completion of the transaction, the Company anticipates merging United Commerce’s subsidiary bank, United Commerce Bank, into the Company’s subsidiary bank, German American Bancorp. United Commerce Bank currently operates two branch locations in the Bloomington, Indiana market. Management believes this in-market transaction will provide an excellent opportunity for the Company to enhance its presence in the Bloomington, Indiana market. The transaction is expected to be completed during the fourth quarter of 2013.

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

General allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends. For 2012, the Company utilized a 4 quarter rolling historical loan loss average. Beginning in 2013, management deemed a rolling 12 quarter historical loan loss average to be more indicative of the inherent losses in the Company’s loan portfolio in the current economic environment than the 4 quarter average. This change in methodology resulted in an increase to the required loan loss allowance of approximately $280 in the first quarter of 2013.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of June 30, 2013, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $10,144,000 and gross unrealized gains totaled approximately $8,311,000. As of June 30, 2013, held-to-maturity securities had a gross unrecognized gain of approximately $3,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2013 totaled $6,532,000, or $0.52 per diluted share, an increase of $565,000 or 9% from the quarter ended June 30, 2012 net income of $5,9674,000, or $0.47 per diluted share. Net income for the six months ended June 30, 2013 totaled $12,341,000, or $0.97 per diluted share, an increase of $772,000 or 7% from the six months ended June 30, 2012 net income of $11,569,000, or $0.92 per diluted share.

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

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$14,806	$13	0.35%	$65,760	$40	0.24%
Securities:
Taxable	556,379	2,771	1.99%	558,788	3,421	2.45%
Non-taxable	77,782	983	5.05%	67,796	905	5.34%
Total Loans and Leases (2)	1,233,024	15,088	4.91%	1,121,425	15,579	5.58%
Total Interest Earning Assets	1,881,991	18,855	4.01%	1,813,769	19,945	4.42%
Other Assets	135,116			137,860
Less: Allowance for Loan Losses	(15,964)			(16,367)
Total Assets	$2,001,143			$1,935,262

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,001,535	$398	0.16%	$963,060	$457	0.19%
Time Deposits	334,412	756	0.91%	364,446	1,398	1.54%
FHLB Advances and Other Borrowings	118,947	592	2.00%	114,932	1,059	3.71%
Total Interest-bearing Liabilities	1,454,894	1,746	0.48%	1,442,438	2,914	0.81%
Demand Deposit Accounts	340,767			298,580
Other Liabilities	16,456			19,516
Total Liabilities	1,812,117			1,760,534
Shareholders’ Equity	189,026			174,728
Total Liabilities and Shareholders’ Equity	$2,001,143			$1,935,262

Cost of Funds			0.37%			0.65%
Net Interest Income		$17,109			$17,031
Net Interest Margin			3.64%			3.77%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $63,000 or 0.4% (an increase of $78,000 or 0.5% on a tax-equivalent basis) for the quarter ended June 30, 2013 compared with the same quarter of 2012. The modestly increased level of net interest income during the second quarter of 2013 compared with the second quarter of 2012 was largely driven a higher level of earning assets partially mitigated by a decline in the accretion of loan discounts on acquired loans and a lower net interest margin (expressed as a percentage of average earning assets).

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.64% for the second quarter of 2013 compared to 3.77% during the second quarter of 2012. The yield on earning assets totaled 4.01% during the quarter ended June 30, 2013 compared to 4.42% in the same period of 2012 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.37% during the quarter ended June 30, 2013 compared to 0.65% in the same period of 2012.

The decline in the net interest margin in the second quarter of 2013 compared with the second quarter of 2012 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a competitive marketplace for lending opportunities. Also contributing to the lower net interest margin was a decline in the accretion of loan discounts on certain acquired loans. Accretion contributed approximately 6 basis points on an annualized basis to the net interest margin in the quarter ended June 30, 2013 compared to approximately 18 basis points during the second quarter of 2012. The decline in the Company’s cost of funds by approximately 28 basis points during the second quarter of 2013 compared to the second quarter 2012 was driven by a continued decline in deposit rates and the redemption of $19.3 million of subordinated debentures with an interest rate of 8% that occurred in the second quarter of 2013.

Average earning assets increased by approximately $68.2 million for the three months ended June 30, 2013 compared with the same period of 2012. Average loans outstanding increased $111.6 million during the three months ended June 30, 2013 compared with the second quarter of 2012. Average federal funds sold and other short-term investments decreased by $50.9 million during the second quarter of 2013 compared with the same quarter of 2012. The average securities portfolio increased approximately $7.6 million in the three months ended June 30, 2013 compared with the second quarter of 2012. The funding for the increased level of average loans during the second quarter of 2013 compared with the second quarter of 2012 came from the decline in average federal funds sold and an increased level of core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000). The increase in average core deposits totaled $38.3 million during the second quarter of 2013 compared with the second quarter of 2012.

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$15,813	$23	0.29%	$62,950	$73	0.23%
Securities:
Taxable	556,893	5,612	2.02%	538,651	6,747	2.50%
Non-taxable	77,398	1,958	5.06%	67,328	1,802	5.36%
Total Loans and Leases (2)	1,222,497	30,024	4.95%	1,117,706	31,427	5.65%
Total Interest Earning Assets	1,872,601	37,617	4.04%	1,786,635	40,049	4.50%
Other Assets	135,833			138,208
Less: Allowance for Loan Losses	(15,858)			(16,133)
Total Assets	$1,992,576			$1,908,710

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings
and Money Market Deposits	$983,842	$780	0.16%	$940,241	$983	0.21%
Time Deposits	334,545	1,608	0.97%	364,472	2,918	1.61%
FHLB Advances and Other Borrowings	129,596	1,503	2.34%	116,956	2,128	3.66%
Total Interest-bearing Liabilities	1,447,983	3,891	0.54%	1,421,669	6,029	0.85%
Demand Deposit Accounts	338,631			295,222
Other Liabilities	18,430			19,469
Total Liabilities	1,805,044			1,736,360
Shareholders’ Equity	187,532			172,350
Total Liabilities and Shareholders’ Equity	$1,992,576			$1,908,710

Cost of Funds			0.42%			0.68%
Net Interest Income		$33,726			$34,020
Net Interest Margin			3.62%			3.82%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income decreased $324,000 or 1% (a decrease of $294,000 or 1% on a tax-equivalent basis) for the six months ended June 30, 2013 compared with the first six months of 2012. The decreased level of net interest income during the first half of 2013 compared with the first half of 2012 was largely driven by a decline in the accretion of loan discounts on acquired loans, and a lower net interest margin (expressed as a percentage of average earning assets) partially mitigated by a higher level of earning assets.

The tax equivalent net interest margin was 3.62% for the first half of 2013 compared to 3.82% during the first half of 2012. The yield on earning assets totaled 4.04% during the six months ended June 30, 2013 compared to 4.50% in the same period of 2012 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.42% during the first half of 2013 compared to 0.68% in the same period of 2012.

The decline in the net interest margin in the first half of 2013 compared with the first half of 2012 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a competitive marketplace for lending opportunities. Also contributing to the lower net interest margin was a decline in the accretion of loan discounts on certain acquired loans. Accretion contributed approximately 7 basis points on an annualized basis to the net interest margin in the six months ended June 30, 2013 compared to approximately 18 basis points during the first half of 2012. The decline in the Company’s cost of funds by approximately 26 basis points during the first half of 2013 compared to the first half 2012 was largely driven by a continued decline in deposit rates and also attributable to the repayment of $19.3 million of subordinated debentures with an interest rate of 8% that occurred in the second quarter of 2013.

Average earning assets increased by approximately $86.0 million for the six months ended June 30, 2013 compared with the same period of 2012. Average loans outstanding increased $104.8 million during the six months ended June 30, 2013 compared with the first half of 2012. Average federal funds sold and other short-term investments decreased by $47.1 million during the first half of 2013 compared with the same period of 2012. The average securities portfolio increased approximately $28.3 million in the six months ended June 30, 2013 compared with the first half of 2012.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2013, the Company recognized a negative $200,000 provision for loan loss which represented a decrease of $591,000 from the second quarter of 2012 provision of $391,000. The provision for loan losses totaled $150,000 for the six months ended June 30, 2013, a decrease of $931,000, or 86%, compared to the provision of $1,081,000 during the six months ended June 30, 2012. The decline in the provision for loan losses in the three and six month periods ended June 30, 2013 compared with the same periods of 2012 was attributable to a reduced level of net charge-offs, lower levels of non-performing loans, and a lower level of adversely classified loans.

Net charge-offs totaled $271,000 or 0.09% on an annualized basis of average loans outstanding during the three months ended June 30, 2013, compared with $465,000 or 0.17% on an annualized basis of average loans outstanding during the same period of 2012. During the six months ended June 30, 2013, the annualized provision for loan losses represented 0.02% of average loans outstanding compared with 0.19% on an annualized basis of average loans outstanding during the first half of 2012. Net charge-offs totaled $407,000 or 0.07% on an annualized basis of average loans outstanding during the six months ended June 30, 2013, compared with $701,000 or 0.13% on an annualized basis of average loans outstanding during the same period of 2012.

The provision for loan losses made during the three and six months ended June 30, 2013 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2013, non-interest income totaled $6,110,000, an increase of $1,277,000, or 26%, compared with the second quarter of 2012.

			Change from
Non-interest Income	Three Months		Prior Period
(dollars in thousands)	Ended June 30,		Amount	Percent
	2013	2012	Change	Change
Trust and Investment Product Fees	$814	$664	$150	23%
Service Charges on Deposit Accounts	1,050	1,017	33	3
Insurance Revenues	1,379	1,358	21	2
Company Owned Life Insurance	217	266	(49)	(18)
Interchange Fee Income	513	460	53	12
Other Operating Income	861	316	545	172
Subtotal	4,834	4,081	753	18
Net Gains on Sales of Loans	809	676	133	20
Net Gains on Securities	467	76	391	514
Total Non-interest Income	$6,110	$4,833	$1,277	26

During the second quarter of 2013, trust and investment product fees increased $150,000, or 23%, compared with second quarter of 2012. The increase was due to an increase in trust revenues as well as brokerage revenues.

Other operating income increased $545,000 or 172% during the quarter ended June 30, 2013 compared with the second quarter of 2012. The increase was largely related to fees and fair value adjustments associated with interest rate swap transactions with loan customers.

Net gains on sales of loans totaled $809,000 during the quarter ended June 30, 2013, an increase of $133,000, or 20%, compared with the second quarter of 2012. Loan sales totaled $54.2 million during the second quarter of 2013, compared with $36.3 million during the second quarter of 2012.

During the second quarter of 2013, the Company realized a net gain on the sale of securities of $467,000 related to the sale of $25.5 million of securities, compared with a net gain on the sale of securities of $76,000 related to the sale of approximately $9.2 million of securities in the second quarter of 2012.

During the six months ended June 30, 2013, non-interest income totaled $12,020,000, an increase of $2,386,000, or 25%, compared with the first half of 2012.

			Change from
Non-interest Income	Six Months		Prior Period
(dollars in thousands)	Ended June 30,		Amount	Percent
	2013	2012	Change	Change
Trust and Investment Product Fees	$1,631	$1,360	$271	20%
Service Charges on Deposit Accounts	2,005	1,952	53	3
Insurance Revenues	3,163	2,749	414	15
Company Owned Life Insurance	483	510	(27)	(5)
Interchange Fee Income	943	891	52	6
Other Operating Income	1,152	689	463	67
Subtotal	9,377	8,151	1,226	15
Net Gains on Sales of Loans	1,563	1,389	174	13
Net Gains on Securities	1,080	94	986	1,049
Total Non-interest Income	$12,020	$9,634	$2,386	25

During the six months ended June 30, 2013, trust and investment product fees increased $271,000, or 20%, compared with the first half of 2012. The increase was due to an increase in trust revenues.

Insurance revenues increased $414,000, or 15%, during the six months ended June 30, 2013, compared with the first half of 2012. The increase during the first half of 2013 compared with first half of 2012 was due to increased contingency revenue and increased commercial insurance revenue. Contingency revenue during the first half of 2013 totaled $246,000 compared with $88,000 during the first half of 2012. The fluctuation in contingency revenue during 2013 and 2012 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Other operating income increased $463,000 or 67% during the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The increase was largely related to fees and fair value adjustments associated with interest rate swap transactions with loan customers. The increase was partially offset by an increase in the level of net loss on sales and write-downs of other real estate which totaled approximately $253,000 during the first half of 2013 compared with a net loss of $70,000 during the first half of 2012.

Net gains on sales of loans totaled $1,563,000 during the six months ended June 30, 2013, an increase of $174,000, or 13%, compared with the second quarter of 2012. Loan sales totaled $96.8 million during the first half of 2013, compared with $90.4 million during the first half of 2012.

During the six months ended June 30, 2013, the Company realized a net gain on the sale of securities of $1,080,000 related to the sale of $55.3 million of securities, compared with a net gain on the sale of securities of $94,000 in the first half of 2012.

Non-interest Expense:

During the quarter ended June 30, 2013, non-interest expense totaled $13,261,000, an increase of $838,000, or 7%, compared with the second quarter of 2012.

			Change from
Non-interest Expense	Three Months		Prior Period
(dollars in thousands)	Ended June 30,		Amount	Percent
	2013	2012	Change	Change
Salaries and Employee Benefits	$7,627	$6,828	$799	12%
Occupancy, Furniture and Equipment
Expense	1,847	1,785	62	3
FDIC Premiums	260	283	(23)	(8)
Data Processing Fees	349	321	28	9
Professional Fees	525	587	(62)	(11)
Advertising and Promotion	516	396	120	30
Intangible Amortization	348	422	(74)	(18)
Other Operating Expenses	1,789	1,801	(12)	(1)
Total Non-interest Expense	$13,261	$12,423	$838	7

Salaries and benefits increased $799,000, or 12%, during the quarter ended June 30, 2013 compared with the second quarter of 2012. The increase in salaries and benefits during the second quarter of 2013 compared with the second quarter of 2012 was primarily the result of an increased number of full-time equivalent employees due in part to an increased number of banking locations, increased costs related to the Company’s partially self-insured health insurance plan and costs associated with the pending termination of a frozen defined benefit pension plan acquired by the Company through two acquisition transactions completed a number of years ago.

Advertising and promotion expense increased $120,000, or 30%, during the quarter ended June 30, 2013 compared with the second quarter 2012. The increase was largely related to an increased level of community contributions made in the Company’s primary market areas.

During the six months ended June 30, 2013, non-interest expense totaled $26,723,000, an increase of $1,707,000, or 7%, compared with the first half of 2012.

			Change from
Non-interest Expense	Six Months		Prior Period
(dollars in thousands)	Ended June 30,		Amount	Percent
	2013	2012	Change	Change
Salaries and Employee Benefits	$15,411	$14,148	$1,263	9%
Occupancy, Furniture and Equipment
Expense	3,697	3,557	140	4
FDIC Premiums	515	580	(65)	(11)
Data Processing Fees	702	435	267	61
Professional Fees	1,186	1,192	(6)	(1)
Advertising and Promotion	1,006	769	237	31
Intangible Amortization	715	864	(149)	(17)
Other Operating Expenses	3,491	3,471	20	1
Total Non-interest Expense	$26,723	$25,016	$1,707	7

Salaries and benefits increased $1,263,000, or 9%, during the six months ended June 30, 2013 compared with the first half of 2012. The increase in salaries and benefits during the first half of 2013 compared with the first half of 2012 was primarily the result of an increased number of full-time equivalent employees due in part to an increased number of banking locations, increased costs related to the Company’s health insurance plan, and the aforementioned pending termination of a frozen defined benefit pension plan.

Data processing fees increased $267,000, or 61%, during the six months ended June 30, 2013 compared with the first half of 2012. The increase was largely related to the resolution of a contractual dispute during the first half of 2012 related to the acquisition of American Community Bancorp. An expense for the cancellation of a data processing contract was recorded in the first half of 2011, and upon resolution of the contractual dispute, a portion of that accrued expense was reversed in the first half of 2012.

Advertising and promotion expense increased $237,000, or 31%, during the six months ended June 30, 2013 compared with the first half of 2012. The increase was largely related to an increased level of community contributions made in the Company’s primary market areas.

Income Taxes:

The Company’s effective income tax rate was 33.1% and 31.2% during the three months ended June 30, 2013 and 2012. The Company’s effective income tax rate approximated 31.8% and 31.1% during the six months ended June 30, 2013 and 2012. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2013 increased $4.3 million to $2.011 billion compared with $2.006 billion in total assets at December 31, 2012. Securities available-for-sale increased $25.0 million to $612.6 million at June 30, 2013 compared with $587.6 million at year-end 2012.

June 30, 2013 loans outstanding increased by $37.8 million, or approximately 6% on an annualized basis, compared with year-end 2012. The increase in loans was broad based including commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans and occurred throughout the Company’s market area.

End of Period Loan Balances:			Current
(dollars in thousands)	June 30,	December 31,	Period
	2013	2012	Change

Commercial & Industrial Loans	$346,375	$335,373	$11,002
Commercial Real Estate Loans	508,675	488,496	20,179
Agricultural Loans	175,958	179,906	(3,948)
Home Equity & Consumer Loans	119,418	115,540	3,878
Residential Mortgage Loans	95,279	88,586	6,693
Total Loans	$1,245,705	$1,207,901	$37,804

The Company’s allowance for loan losses totaled $15.3 million at June 30, 2013 representing a decrease of $257,000, or 3% on an annualized basis, from December 31, 2012. The allowance for loan losses represented 1.23% of period-end loans at June 30, 2013 compared with 1.29% of period-end loans at December 31, 2012. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $2.8 million as of June 30, 2013 and $3.5 million at year-end 2012.

Total deposits remained relatively stable as of June 30, 2013 compared with December 31, 2012 total deposits.

End of Period Deposit Balances:			Current
(dollars in thousands)	June 30,	December 31,	Period
	2013	2012	Change

Non-interest-bearing Demand Deposits	$331,571	$349,174	$(17,603)
Interest-bearing Demand, Savings, & Money Market Accounts	982,665	962,574	20,091
Time Deposits < $100,000	219,422	233,422	(14,000)
Time Deposits of $100,000 or more	108,251	95,761	12,490
Total Deposits	$1,641,909	$1,640,931	$978

The following is an analysis of the Company’s non-performing assets at June 30, 2013 and December 31, 2012:

Non-performing Assets:

(dollars in thousands)

	June 30,	December 31,
	2013	2012
Non-accrual Loans	$8,510	$10,357
Past Due Loans (90 days or more and still accruing)	94	—
Total Non-performing Loans	8,604	10,357
Other Real Estate	1,560	1,645
Total Non-performing Assets	$10,164	$12,002

Restructured Loans	$2,395	$362

Non-performing Loans to Total Loans	0.69%	0.86%
Allowance for Loan Loss to Non-performing Loans	177.39%	149.85%

Non-performing assets totaled $10.2 million or 0.51% of total assets at June 30, 2013 compared to $12.0 million or 0.60% of total assets at December 31, 2012. Non-performing loans totaled $8.6 million or 0.69% of total loans at June 30, 2013 representing a $1.8 million, or 17%, decline in non-performing loans compared to the $10.4 million of non-performing loans at December 31, 2012. The decline in non-performing loans was largely the result of the placement of a commercial and industrial loan to a mechanical contractor back into accrual status based on the performance of the loan and company over an extended period of time. This loan was restructured and placed into non-accrual status in a prior period. After upgrading, because the loan was previously restructured, the Company continues to carry this credit as a restructured loan at June 30, 2013. This resulted in the increase in restructured loans to $2.4 million at June 30, 2013 compared to $0.4 million at December 31, 2012.

Non-accrual commercial real estate loans totaled $7.4 million at June 30, 2013 representing an increase of $0.1 million, or 2%, from the $7.3 million of non-accrual commercial real estate loans at year-end 2012. Non-accrual commercial real estate loans represented 87% of the total non-performing loans at June 30, 2013 compared to 70% of total non-performing loans at year-end 2012. Non-accrual commercial and industrial loans totaled $0.5 million at June 30, 2013 representing a decrease of $2.0 million, or 81%, from the $2.5 million of non-accrual commercial and industrial loans at December 31, 2012. Non-accrual commercial and industrial loans represented 6% of the total non-performing loans at June 30, 2013 compared with 24% of total non-performing loans at year-end 2012.

At June 30, 2013, three commercial loan relationships represented approximately 60% of the total non-performing loans of the Company. The first relationship was a $2.2 million commercial real estate loan secured by various commercial real estate properties. This loan was in non-performing status as of December 31, 2012. The borrower has made all contractual payments due during 2013 and the principal balance of the loan was reduced by approximately $0.5 million during the first half of 2013. The second relationship was a $1.9 million commercial real estate loan secured by a commercial warehouse facility. This loan was in non-performing status as of year-end 2012. The borrower has made all contractual payments due during 2013 and the principal balance of this relationship was reduced by $0.04 million during the first half of 2013. The third relationship was a $1.0 million commercial real estate loan secured by a various commercial real estate properties. This loan was placed into non-accrual status during the second quarter of 2013. These three relationships represent the only loan relationships greater than $1.0 million included in non-performing loans.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2012 or during the first half of 2013. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $474,000 at June 30, 2013 compared with $148,000 at December 31, 2012. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 6% of total non-performing loans at June 30, 2013 compared with approximately 1% of total non-performing loans at December 31, 2012.

There were no past due purchased loans with evidence of credit deterioration since origination at June 30, 2013 and $118,000 at year-end 2012. Past due purchased loans with evidence of credit deterioration since origination represented approximately 1% of total past due loans at year-end 2012.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $5.7 million at June 30, 2013 compared with $7.3 million at December 31, 2012 a decline of approximately 22%. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 18% of total adversely classified loans at June 30, 2013 compared with approximately 19% of total adversely classified loans at year-end 2012.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment including purchase credit impaired loans totaled $11.2 million at June 30, 2013.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of June 30, 2013.

At June 30, 2013, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	June 30,	December 31,
	Purposes	2013	2012

Leverage Ratio	4.00%	8.52%	8.18%
Tier 1 Capital to Risk-adjusted Assets	4.00%	11.85%	11.12%
Total Capital to Risk-adjusted Assets	8.00%	12.93%	13.70%

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System (FRB) and Federal Deposit Insurance Corporation (FDIC)) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. As anticipated by management of the Company (see the related discussion included in Item 1 of the Company’s annual report on Form 10-K for the year 2012 filed in March 2013), these rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. However, in response to concerns expressed by community banks such as the Company, the final rules addressed previous concerns of community banks about the proposed rules’ regulatory capital treatment of trust preferred securities, unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income ("AOCI") and mortgage risk weights.  Therefore, although the Company has not yet had the opportunity to analyze the final rules in detail in order to determine their likely impact upon the Company, and although management does continue to believe that such requirements will in general increase the amount of capital that the Company and the Bank may be required to maintain under these new standards, the Company now believes that its prior concerns regarding volatility and trust preferred securities have been favorably addressed by the final rules. The Company does not presently expect that any materially burdensome compliance efforts with these final capital rules will be required of us prior to January 1, 2015.

As of June 30, 2013, shareholders’ equity decreased by $3.1 million to $181.9 million compared with $185.0 million at year-end 2012. The decrease in shareholders’ equity was primarily attributable to a decrease of $11.9 million in accumulated other comprehensive income related to a decline in the fair value of the Company’s available-for-sale securities portfolio partially offset by an increase of $8.5 million in retained earnings. Shareholders’ equity represented 9.0% of total assets at June 30, 2013 and 9.2% of total assets at December 31, 2012. Shareholders’ equity included $20.8 million of goodwill and other intangible assets at June 30, 2013 compared to $21.6 million of goodwill and other intangible assets at December 31, 2012.

On April 1, 2013, the Company redeemed all $19.3 million of its 8% subordinated debentures that were scheduled to mature in 2019 at a redemption price of 100% of principal, plus accrued but unpaid interest through the redemption date. The redemption of these subordinated debentures was funded through existing cash balances on hand at the parent company as of the redemption date. The entire principal amount was includable in the parent company’s consolidated Tier 2 regulatory capital under banking agency regulatory standards prior to the redemption date.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $10.6 million during the six months ended June 30, 2013 ending at $38.5 million. During the six months ended June 30, 2013, operating activities resulted in net cash inflows of $14.5 million. Investing activities resulted in net cash outflows of $36.9 million during the six months ended June 30, 2013. Financing activities resulted in net cash inflows for the six months ended June 30, 2013 of $11.8 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2013, the parent company had approximately $13.4 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of June 30, 2013

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in rates	Amount	Change	NPV Ratio	Change
+2%	$169,013	(19.74)%	8.80%	(163	)b.p.
Base	210,570	—	10.43%	—
-2%	179,547	(14.73)%	8.75%	(168	)b.p.

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

Item 4. Controls and Procedures

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2013.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	under the Plans or Programs (1)
4/1/13 – 4/30/13	—	—	—	272,789
5/1/13 – 5/31/13	—	—	—	272,789
6/1/13 – 6/30/13	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2013 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2013.

Item 6.	Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 2, 2013	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: August 2, 2013	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
10.1*	Description of Director Compensation Arrangements for the 12 month period ending June 30, 2014, is incorporated by reference from the description included in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed June 27, 2013.
31.1**	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2**	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1**	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2**	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101**+	The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

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

