Form 10-Q
period 2013-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2013-11-12
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Shares, no par value	13,169,396

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

2

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and Due from Banks	$46,657	$41,624
Federal Funds Sold and Other Short-term Investments	18,014	7,463
Cash and Cash Equivalents	64,671	49,087

Interest-bearing Time Deposits with Banks	—	2,707
Securities Available-for-Sale, at Fair Value	608,653	587,602
Securities Held-to-Maturity, at Cost (Fair value of $271 and $351 on September 30, 2013 and December 31, 2012, respectively)	268	346

Loans Held-for-Sale, at Fair Value	9,054	16,641

Loans	1,284,290	1,207,901
Less: Unearned Income	(2,848)	(3,035)
Allowance for Loan Losses	(14,464)	(15,520)
Loans, Net	1,266,978	1,189,346

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,340	8,340
Premises, Furniture and Equipment, Net	36,679	36,554
Other Real Estate	584	1,645
Goodwill	18,865	18,865
Intangible Assets	1,647	2,692
Company Owned Life Insurance	30,932	30,223
Accrued Interest Receivable and Other Assets	13,451	62,252
TOTAL ASSETS	$2,060,122	$2,006,300

LIABILITIES
Non-interest-bearing Demand Deposits	$364,110	$349,174
Interest-bearing Demand, Savings, and Money Market Accounts	974,748	962,574
Time Deposits	332,181	329,183
Total Deposits	1,671,039	1,640,931

FHLB Advances and Other Borrowings	191,554	161,006
Accrued Interest Payable and Other Liabilities	12,386	19,337
TOTAL LIABILITIES	1,874,979	1,821,274

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	12,667	12,637
Additional Paid-in Capital	95,838	95,617
Retained Earnings	79,550	66,421
Accumulated Other Comprehensive Income (Loss)	(2,912)	10,351
TOTAL SHAREHOLDERS’ EQUITY	185,143	185,026
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,060,122	$2,006,300
End of period shares issued and outstanding	12,666,836	12,636,656

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended
	September 30,
	2013	2012
INTEREST INCOME
Interest and Fees on Loans	$15,307	$15,082
Interest on Federal Funds Sold and Other Short-term Investments	2	11
Interest and Dividends on Securities:
Taxable	2,768	3,235
Non-taxable	735	625
TOTAL INTEREST INCOME	18,812	18,953

INTEREST EXPENSE
Interest on Deposits	1,145	1,622
Interest on FHLB Advances and Other Borrowings	475	938
TOTAL INTEREST EXPENSE	1,620	2,560

NET INTEREST INCOME	17,192	16,393
Provision for Loan Losses	(400)	640
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,592	15,753

NON-INTEREST INCOME
Trust and Investment Product Fees	802	659
Service Charges on Deposit Accounts	1,029	1,049
Insurance Revenues	1,495	1,469
Company Owned Life Insurance	233	213
Interchange Fee Income	449	418
Other Operating Income	395	811
Net Gains on Sales of Loans	613	941
Net Gains on Securities	428	598
TOTAL NON-INTEREST INCOME	5,444	6,158

NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,515	7,261
Occupancy Expense	1,155	1,066
Furniture and Equipment Expense	736	650
FDIC Premiums	261	271
Data Processing Fees	383	311
Professional Fees	970	585
Advertising and Promotion	447	439
Intangible Amortization	329	405
Other Operating Expenses	1,788	1,740
TOTAL NON-INTEREST EXPENSE	13,584	12,728

Income before Income Taxes	9,452	9,183
Income Tax Expense	2,969	2,891
NET INCOME	$6,483	$6,292

Basic Earnings Per Share	$0.51	$0.50
Diluted Earnings Per Share	$0.51	$0.50

Dividends Per Share	$0.15	$0.14

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended
	September 30,
	2013	2012
INTEREST INCOME
Interest and Fees on Loans	$45,227	$46,380
Interest on Federal Funds Sold and Other Short-term Investments	25	84
Interest and Dividends on Securities:
Taxable	8,380	9,982
Non-taxable	2,008	1,797
TOTAL INTEREST INCOME	55,640	58,243

INTEREST EXPENSE
Interest on Deposits	3,533	5,523
Interest on FHLB Advances and Other Borrowings	1,978	3,066
TOTAL INTEREST EXPENSE	5,511	8,589

NET INTEREST INCOME	50,129	49,654
Provision for Loan Losses	(250)	1,721
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	50,379	47,933

NON-INTEREST INCOME
Trust and Investment Product Fees	2,433	2,019
Service Charges on Deposit Accounts	3,034	3,001
Insurance Revenues	4,658	4,218
Company Owned Life Insurance	716	723
Interchange Fee Income	1,392	1,309
Other Operating Income	1,547	1,500
Net Gains on Sales of Loans	2,176	2,330
Net Gains on Securities	1,508	692
TOTAL NON-INTEREST INCOME	17,464	15,792

NON-INTEREST EXPENSE
Salaries and Employee Benefits	22,926	21,409
Occupancy Expense	3,359	3,219
Furniture and Equipment Expense	2,229	2,054
FDIC Premiums	776	851
Data Processing Fees	1,085	746
Professional Fees	2,156	1,777
Advertising and Promotion	1,453	1,208
Intangible Amortization	1,044	1,269
Other Operating Expenses	5,279	5,211
TOTAL NON-INTEREST EXPENSE	40,307	37,744

Income before Income Taxes	27,536	25,981
Income Tax Expense	8,712	8,120
NET INCOME	$18,824	$17,861

Basic Earnings Per Share	$1.49	$1.42
Diluted Earnings Per Share	$1.48	$1.41

Dividends Per Share	$0.45	$0.42

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended
	September 30,
	2013	2012

NET INCOME	$6,483	$6,292

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	(1,860)	2,190
Reclassification Adjustment for Losses (Gains) Included in Net Income	(428)	(598)
Tax Effect	915	(406)
Net of Tax	(1,373)	1,186

Total Other Comprehensive Income (Loss)	(1,373)	1,186

COMPREHENSIVE INCOME	$5,110	$7,478

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012

NET INCOME	$18,824	$17,861

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	(19,613)	4,075
Reclassification Adjustment for Losses (Gains) Included in Net Income	(1,508)	(692)
Tax Effect	7,858	(1,018)
Net of Tax	(13,263)	2,365

Total Other Comprehensive Income (Loss)	(13,263)	2,365

COMPREHENSIVE INCOME	$5,561	$20,226

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$18,824	$17,861
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,338	3,419
Depreciation and Amortization	3,308	3,584
Loans Originated for Sale	(132,471)	(125,770)
Proceeds from Sales of Loans Held-for-Sale	142,433	130,375
Provision for Loan Losses	(250)	1,721
Gain on Sale of Loans, net	(2,176)	(2,330)
Gain on Securities, net	(1,508)	(692)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	258	(232)
Gain on Disposition and Impairment of Premises and Equipment	(70)	(1)
Increase in Cash Surrender Value of Company Owned Life Insurance	(709)	(712)
Equity Based Compensation	247	463
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,799	3,716
Interest Payable and Other Liabilities	278	(1,048)
Net Cash from Operating Activities	33,301	30,354

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	2,690	3,236
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	114,563	100,964
Proceeds from Sales of Securities Available-for-Sale	119,952	92,344
Purchase of Securities Available-for-Sale	(231,085)	(244,755)
Proceeds from Maturities of Securities Held-to-Maturity	78	344
Purchase of Loans	(744)	—
Proceeds from Sales of Loans	3,250	7,560
Loans Made to Customers, net of Payments Received	(80,564)	(55,676)
Proceeds from Sales of Other Real Estate	1,479	3,827
Property and Equipment Expenditures	(2,296)	(3,091)
Proceeds from Sales of Property and Equipment	88	1
Net Cash from Investing Activities	(72,589)	(95,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	30,120	62,876
Change in Short-term Borrowings	31,258	30,090
Advances in Long-term Debt	50,000	—
Repayments of Long-term Debt	(50,815)	(20,059)
Issuance of Common Stock	13	35
Employee Stock Purchase Plan	(9)	(66)
Dividends Paid	(5,695)	(5,299)
Net Cash from Financing Activities	54,872	67,577

Net Change in Cash and Cash Equivalents	15,584	2,685
Cash and Cash Equivalents at Beginning of Year	49,087	61,103
Cash and Cash Equivalents at End of Period	$64,671	$63,788

Cash Paid During the Period for
Interest	$6,096	$9,411
Income Taxes	8,732	6,484

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$676	$2,862
Accounts Receivable Transferred to Securities	(45,803)	(43,167)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Note 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended
	September 30,
	2013	2012
Basic Earnings per Share:
Net Income	$6,483	$6,292
Weighted Average Shares Outstanding	12,666,780	12,628,335
Basic Earnings per Share	$0.51	$0.50

Diluted Earnings per Share:
Net Income	$6,483	$6,292

Weighted Average Shares Outstanding	12,666,780	12,628,335
Potentially Dilutive Shares, Net	24,384	20,589
Diluted Weighted Average Shares Outstanding	12,691,164	12,648,924
Diluted Earnings per Share	$0.51	$0.50

For the three months ended September 30, 2013 and 2012, there were no anti-dilutive shares.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended
	September 30,
	2013	2012
Basic Earnings per Share:
Net Income	$18,824	$17,861
Weighted Average Shares Outstanding	12,658,403	12,618,863
Basic Earnings per Share	$1.49	$1.42

Diluted Earnings per Share:
Net Income	$18,824	$17,861

Weighted Average Shares Outstanding	12,658,403	12,618,863
Potentially Dilutive Shares, Net	19,950	15,009
Diluted Weighted Average Shares Outstanding	12,678,353	12,633,872
Diluted Earnings per Share	$1.48	$1.41

For the nine months ended September 30, 2013 and 2012, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2013 and December 31, 2012, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:

September 30, 2013
U.S. Treasury and Agency Securities	$20,754	$2	$(969)	$19,787
Obligations of State and Political Subdivisions	95,033	2,793	(555)	97,271
Mortgage-backed Securities - Residential	496,129	4,765	(10,325)	490,569
Equity Securities	684	342	—	1,026
Total	$612,600	$7,902	$(11,849)	$608,653

December 31, 2012
U.S. Treasury and Agency Securities	$23,570	$40	$(138)	$23,472
Obligations of State and Political Subdivisions	71,352	5,145	(12)	76,485
Mortgage-backed Securities - Residential	475,452	11,505	(45)	486,912
Equity Securities	684	49	—	733
Total	$571,058	$16,739	$(195)	$587,602

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2013 and December 31, 2012, were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
Securities Held-to-Maturity:

September 30, 2013
Obligations of State and Political Subdivisions	$268	$3	$—	$271

December 31, 2012
Obligations of State and Political Subdivisions	$346	$5	$—	$351

The amortized cost and fair value of Securities at September 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$2,855	$2,878
Due after one year through five years	11,966	12,237
Due after five years through ten years	60,770	61,075
Due after ten years	40,196	40,868
Mortgage-backed Securities - Residential	496,129	490,569
Equity Securities	684	1,026
Totals	$612,600	$608,653

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 3 – Securities (continued)

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	268	271
Due after five years through ten years	—	—
Due after ten years	—	—
Totals	$268	$271

Proceeds from the sales of Available-for-Sale Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012

Proceeds from Sales and Calls	$19,231	$40,949
Gross Gains on Sales and Calls	428	598
Income Taxes on Gross Gains	150	209

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012

Proceeds from Sales and Calls	$119,952	$92,344
Gross Gains on Sales and Calls	1,508	692
Income Taxes on Gross Gains	528	242

Below is a summary of securities with unrealized losses as of September 30, 2013 and December 31, 2012, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2013
U.S. Treasury and Agency Securities	$19,031	$(969)	$—	$—	$19,031	$(969)
Obligations of State and Political Subdivisions	18,166	(555)	—	—	18,166	(555)
Mortgage-backed Securities - Residential	319,113	(10,325)	—	—	319,113	(10,325)
Equity Securities	—	—	—	—	—	—
Total	$356,310	$(11,849)	$—	$—	$356,310	$(11,849)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
U.S. Treasury and Agency Securities	$19,862	$(138)	$—	$—	$19,862	$(138)
Obligations of State and Political Subdivisions	1,042	(12)	—	—	1,042	(12)
Mortgage-backed Securities - Residential	18,323	(45)	—	—	18,323	(45)
Equity Securities	—	—	—	—	—	—
Total	$39,227	$(195)	$—	$—	$39,227	$(195)

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
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $18.0 million at September 30, 2013 and $6.1 million at December 31, 2012. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2013		December 31, 2012
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Included in Other Assets:
Interest Rate Swaps	$17,951	$511	$6,051	$187

Included in Other Liabilities:
Interest Rate Swaps	$17,951	$392	$6,051	$178

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—	$—
Included in Other Income / (Expense)	(34)	148	517	148

Note 5 – Loans

Loans were comprised of the following classifications at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Commercial:
Commercial and Industrial Loans and Leases	$338,770	$335,373
Commercial Real Estate Loans	530,260	488,496
Agricultural Loans	185,868	179,906
Retail:
Home Equity Loans	75,018	74,437
Consumer Loans	46,754	41,103
Residential Mortgage Loans	107,620	88,586
Subtotal	1,284,290	1,207,901
Less: Unearned Income	(2,848)	(3,035)
Allowance for Loan Losses	(14,464)	(15,520)
Loans, Net	$1,266,978	$1,189,346

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending September 30, 2013 and 2012:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2013
Beginning Balance	$4,258	$8,636	$817	$313	$199	$280	$760	$15,263
Provision for Loan Losses	(361)	(214)	53	89	64	36	(67)	(400)
Recoveries	108	7	—	—	33	2	—	150
Loans Charged-off	(34)	(212)	—	(193)	(93)	(17)	—	(549)
Ending Balance	$3,971	$8,217	$870	$209	$203	$301	$693	$14,464

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2012
Beginning Balance	$4,707	$8,732	$890	$181	$227	$391	$564	$15,692
Provision for Loan Losses	193	376	21	21	12	(12)	29	640
Recoveries	8	62	—	—	35	2	—	107
Loans Charged-off	(54)	(351)	—	(7)	(63)	(42)	—	(517)
Ending Balance	$4,854	$8,819	$911	$195	$211	$339	$593	$15,922

The following table presents the activity in the allowance for loan losses by portfolio class for the nine months ending September 30, 2013 and 2012:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2013
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	(618)	(261)	(119)	326	100	133	189	(250)
Recoveries	121	85	—	—	104	5	—	315
Loans Charged-off	(87)	(538)	—	(258)	(215)	(23)	—	(1,121)
Ending Balance	$3,971	$8,217	$870	$209	$203	$301	$693	$14,464

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
September 30, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	1,466	232	(15)	(9)	141	59	(153)	1,721
Recoveries	57	88	—	1	99	11	—	256
Loans Charged-off	(162)	(798)	—	(55)	(219)	(133)	—	(1,367)
Ending Balance	$4,854	$8,819	$911	$195	$211	$339	$593	$15,922

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

In determining the adequacy of the allowance for loan loss, general allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for current economic factors and portfolio trends.  For 2012, the Company utilized a 4 quarter rolling historical loan loss average. Beginning in 2013, management deemed a rolling 12 quarter historical loan loss average to be more indicative of the inherent losses in the Company’s loan portfolio in the current economic environment than the 4 quarter average. This change in methodology resulted in an increase to the required loan loss allowance of approximately $280 in the first quarter of 2013.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2013 and December 31, 2012:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
September 30, 2013
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$3,681	$461	$3,220	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,774	3,510	4,988	870	209	203	301	693
Acquired with Deteriorated Credit Quality	9	—	9	—	—	—	—	—
Total Ending Allowance Balance	$14,464	$3,971	$8,217	$870	$209	$203	$301	$693

Loans:
Loans Individually Evaluated for Impairment	$9,577	$2,622	$6,267	$688	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,271,221	334,789	518,842	187,787	75,278	46,741	107,784	—
Loans Acquired with Deteriorated Credit Quality	8,909	2,186	6,438	—	—	138	147	—
Total Ending Loans Balance (1)	$1,289,707	$339,597	$531,547	$188,475	$75,278	$46,879	$107,931	$—

(1) Total recorded investment in loans includes $5,417 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
December 31, 2012
Allowance for Loan Losses:
Ending Allowance Balance
Attributable to Loans:
Individually Evaluated for Impairment	$5,323	$1,279	$3,894	$150	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,109	3,208	5,017	839	141	214	186	504
Acquired with Deteriorated Credit Quality	88	68	20	—	—	—	—	—
Total Ending Allowance Balance	$15,520	$4,555	$8,931	$989	$141	$214	$186	$504

Loans:
Loans Individually Evaluated for Impairment	$12,520	$2,547	$7,550	$2,423	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,189,729	331,920	473,209	180,152	74,699	41,083	88,666	—
Loans Acquired with Deteriorated Credit Quality	11,174	1,840	9,037	—	—	148	149	—
Total Ending Loans Balance (1)	$1,213,423	$336,307	$489,796	$182,575	$74,699	$41,231	$88,815	$—

(1) Total recorded investment in loans includes $5,522 in accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance(1)	Investment	Allocated
September 30, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,143	$2,161	$—
Commercial Real Estate Loans	3,694	1,907	—
Agricultural Loans	675	688	—
Subtotal	6,512	4,756	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	511	461	461
Commercial Real Estate Loans	4,608	4,488	3,229
Agricultural Loans	—	—	—
Subtotal	5,119	4,949	3,690
Total	$11,631	$9,705	$3,690

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$125	$119	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$34	$9	$9

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

The following table presents loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2013 and 2012:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
September 30, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,223	$33	$32
Commercial Real Estate Loans	1,956	1	2
Agricultural Loans	751	21	16
Subtotal	4,930	55	50
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	464	1	1
Commercial Real Estate Loans	5,415	5	4
Agricultural Loans	—	—	—
Subtotal	5,879	6	5
Total	$10,809	$61	$55

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$119	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$214	$1	$1

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
September 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$139	$1	$1
Commercial Real Estate Loans	3,353	12	12
Agricultural Loans	—	—	—
Subtotal	3,492	13	13
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,749	4	3
Commercial Real Estate Loans	7,179	6	5
Agricultural Loans	—	—	—
Subtotal	9,928	10	8
Total	$13,420	$23	$21

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$471	$1	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$134	$3	$3

The following table presents loans individually evaluated for impairment by class of loans for the nine month period ended September 30, 2013 and 2012:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
September 30, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$818	$33	$33
Commercial Real Estate Loans	2,196	1	2
Agricultural Loans	1,738	196	200
Subtotal	4,752	230	235
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,797	3	3
Commercial Real Estate Loans	5,745	17	13
Agricultural Loans	—	—	—
Subtotal	7,542	20	16
Total	$12,294	$250	$251

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$39	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$182	$2	$2

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
September 30, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$298	$3	$3
Commercial Real Estate Loans	5,023	17	17
Agricultural Loans	49	2	2
Subtotal	5,370	22	22
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,795	7	6
Commercial Real Estate Loans	7,003	17	14
Agricultural Loans	—	—	—
Subtotal	9,798	24	20
Total	$15,168	$46	$42

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$169	$1	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$93	$3	$3

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

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of September 30, 2013 and December 31, 2012:

			Loans Past Due
			90 Days or More
	Non-Accrual		& Still Accruing
	2013	2012	2013	2012

Commercial and Industrial Loans and Leases	$434	$2,480	$—	$—
Commercial Real Estate Loans	6,017	7,275	—	—
Agricultural Loans	—	—	94	—
Home Equity Loans	149	178	—	—
Consumer Loans	189	167	—	—
Residential Mortgage Loans	68	257	—	—
Total	$6,857	$10,357	$94	$—
Loans Acquired With Deteriorated Credit Quality
(Included in the Total Above)	$256	$148	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012:

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
September 30, 2013
Commercial and Industrial Loans and Leases	$339,597	$251	$19	$413	$683	$338,914
Commercial Real Estate Loans	531,547	561	216	1,805	2,582	528,965
Agricultural Loans	188,475	1,021	—	94	1,115	187,360
Home Equity Loans	75,278	194	145	149	488	74,790
Consumer Loans	46,879	127	26	50	203	46,676
Residential Mortgage Loans	107,931	1,599	163	68	1,830	106,101
Total (1)	$1,289,707	$3,753	$569	$2,579	$6,901	$1,282,806
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$8,909	$245	$—	$—	$245	$8,664

(1) Total recorded investment in loans includes $5,417 in accrued interest.

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2012
Commercial and Industrial Loans and Leases	$336,307	$436	$133	$448	$1,017	$335,290
Commercial Real Estate Loans	489,796	1,352	—	2,063	3,415	486,381
Agricultural Loans	182,575	42	14	—	56	182,519
Home Equity Loans	74,699	177	48	178	403	74,296
Consumer Loans	41,231	431	23	18	472	40,759
Residential Mortgage Loans	88,815	2,070	495	257	2,822	85,993
Total (1)	$1,213,423	$4,508	$713	$2,964	$8,185	$1,205,238
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,174	$—	$120	$—	$120	$11,054

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

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There were no troubled debt restructurings for the nine months ended September 30, 2013 and the year ended December 31, 2012 for loans acquired with deteriorated credit quality at the time of acquisition.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents the recorded investment of troubled debt restructurings by class of loans as of September 30, 2013 and December 31, 2012:

	Total	Performing	Non-Accrual(1)
September 30, 2013
Commercial and Industrial Loans and Leases	$2,609	$2,188	$421
Commercial Real Estate Loans	4,417	381	4,036
Total	$7,026	$2,569	$4,457

	Total	Performing	Non-Accrual(1)
December 31, 2012
Commercial and Industrial Loans and Leases	$2,461	$66	$2,395
Commercial Real Estate Loans	6,031	304	5,727
Total	$8,492	$370	$8,122

(1)     The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company has committed to lending an additional amount of $40 as of September 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. The Company had not committed to lending any additional amounts as of December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2013 and 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
September 30, 2013
Commercial and Industrial Loans and Leases	1	$224	$230
Commercial Real Estate Loans	—	—	—
Total	1	$224	$230

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending September 30, 2013.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
September 30, 2012
Commercial and Industrial Loans and Leases	2	$9	$9
Commercial Real Estate Loans	—	—	—
Total	2	$9	$9

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending September 30, 2012.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2013 and 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
September 30, 2013
Commercial and Industrial Loans and Leases	1	$224	$230
Commercial Real Estate Loans	1	81	118
Total	2	$305	$348

The troubled debt restructurings described above decreased the allowance for loan losses by $210 and resulted in charge-offs of $0 during the nine months ending September 30, 2013.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
September 30, 2012
Commercial and Industrial Loans and Leases	2	$9	$9
Commercial Real Estate Loans	—	—	—
Total	2	$9	$9

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the nine months ending September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending September 30, 2013 and 2012:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
September 30, 2013
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending September 30, 2013.

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
September 30, 2012
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	1	834
Total	1	$834

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending September 30, 2012.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2013 and 2012:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
September 30, 2013
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the nine months ending September 30, 2013.

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
September 30, 2012
Commercial and Industrial Loans and Leases	1	$565
Commercial Real Estate Loans	2	1,126
Total	3	$1,691

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and charge-offs of $108 during the nine months ending September 30, 2012.

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
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial and Industrial Loans and Leases	$314,037	$13,936	$11,624	$—	$339,597
Commercial Real Estate Loans	497,670	17,380	16,497	—	531,547
Agricultural Loans	184,974	2,606	895	—	188,475
Total	$996,681	$33,922	$29,016	$—	$1,059,619
Loans Acquired With Deteriorated Credit Quality
(Included in the Total Above)	$3,180	$816	$4,628	$—	$8,624

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and Industrial Loans and Leases	$307,997	$14,441	$13,869	$—	$336,307
Commercial Real Estate Loans	446,639	21,338	21,819	—	489,796
Agricultural Loans	176,730	2,855	2,990	—	182,575
Total	$931,366	$38,634	$38,678	$—	$1,008,678
Loans Acquired With Deteriorated Credit Quality
(Included in the Total Above)	$319	$3,220	$7,338	$—	$10,877

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of September 30, 2013 and December 31, 2012:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
September 30, 2013
Performing	$75,129	$46,690	$107,863
Nonperforming	149	189	68
Total	$75,278	$46,879	$107,931
Loans Acquired With Deteriorated Credit Quality
(Included in the Total Above)	$—	$138	$147

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2012
Performing	$74,521	$41,064	$88,558
Nonperforming	178	167	257
Total	$74,699	$41,231	$88,815
Loans Acquired With Deteriorated Credit Quality
(Included in the Total Above)	$—	$148	$149

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

September 30, 2013
Commercial and Industrial Loans	$2,186
Commercial Real Estate Loans	6,438
Home Equity Loans	—
Consumer Loans	138
Residential Mortgage Loans	147
Total	$8,909

Carrying amount, Net of Allowance	$8,900

December 31, 2012
Commercial and Industrial Loans	$1,840
Commercial Real Estate Loans	9,037
Home Equity Loans	—
Consumer Loans	148
Residential Mortgage Loans	149
Total	$11,174

Carrying amount, Net of Allowance	$11,086

Accretable yield, or income expected to be collected, is as follows:

	September 30, 2013	September 30, 2012
Balance at July 1	$182	$389
New Loans Purchased	—	—
Accretion of Income	(443)	(223)
Reclassifications from Non-accretable Difference	444	262
Charge-off of Accretable Yield	—	—
Balance at September 30	$183	$428

Accretable yield, or income expected to be collected, is as follows:

	September 30, 2013	September 30, 2012
Balance at January 1	$170	$967
New Loans Purchased	—	—
Accretion of Income	(889)	(1,007)
Reclassifications from Non-accretable Difference	902	468
Charge-off of Accretable Yield	—	—
Balance at September 30	$183	$428

For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $141 during the three months ended September 30, 2013. For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $80 during the nine months ended September 30, 2013. For those purchased loans disclosed above, the Company increased the allowance for loan losses by $20 during the three and nine months ended September 30, 2012. No allowances for loan losses were reversed during the same periods.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at September 30, 2013. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Three Months Ended
September 30, 2013
Net Interest Income	$17,334	$5	$4	$(151)	$17,192
Net Gains on Sales of Loans	613	—	—	—	613
Net Gains on Securities	415	—	—	13	428
Trust and Investment Product Fees	1	802	—	(1)	802
Insurance Revenues	10	7	1,478	—	1,495
Noncash Items:
Provision for Loan Losses	(400)	—	—	—	(400)
Depreciation and Amortization	941	6	99	38	1,084
Income Tax Expense (Benefit)	3,218	(24)	67	(292)	2,969
Segment Profit (Loss)	6,581	(41)	96	(153)	6,483
Segment Assets at September 30, 2013	2,068,392	11,641	8,149	(28,060)	2,060,122

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 6 – Segment Information (continued)
		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Three Months Ended
September 30, 2012
Net Interest Income	$16,909	$6	$9	$(531)	$16,393
Net Gains on Sales of Loans	941	—	—	—	941
Net Gains on Securities	598	—	—	—	598
Trust and Investment Product Fees	—	659	—	—	659
Insurance Revenues	3	5	1,461	—	1,469
Noncash Items:
Provision for Loan Losses	640	—	—	—	640
Depreciation and Amortization	941	6	101	37	1,085
Income Tax Expense (Benefit)	3,186	(45)	70	(320)	2,891
Segment Profit (Loss)	6,578	(71)	100	(315)	6,292
Segment Assets at December 31, 2012	2,006,992	11,551	8,333	(20,576)	2,006,300

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Nine Months Ended
September 30, 2013
Net Interest Income	$51,102	$16	$16	$(1,005)	$50,129
Net Gains on Sales of Loans	2,176	—	—	—	2,176
Net Gains on Securities	1,495	—	—	13	1,508
Trust and Investment Product Fees	5	2,430	—	(2)	2,433
Insurance Revenues	25	26	4,607	—	4,658
Noncash Items:
Provision for Loan Losses	(250)	—	—	—	(250)
Depreciation and Amortization	2,864	21	310	113	3,308
Income Tax Expense (Benefit)	9,588	(50)	254	(1,080)	8,712
Segment Profit (Loss)	19,262	(90)	334	(682)	18,824
Segment Assets at September 30, 2013	2,068,392	11,641	8,149	(28,060)	2,060,122

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Nine Months Ended
September 30, 2012
Net Interest Income	$51,213	$16	$26	$(1,601)	$49,654
Net Gains on Sales of Loans	2,330	—	—	—	2,330
Net Gains on Securities	692	—	—	—	692
Trust and Investment Product Fees	3	2,018	—	(2)	2,019
Insurance Revenues	19	32	4,167	—	4,218
Noncash Items:
Provision for Loan Losses	1,721	—	—	—	1,721
Depreciation and Amortization	3,145	16	311	112	3,584
Income Tax Expense (Benefit)	9,041	(103)	176	(994)	8,120
Segment Profit (Loss)	18,737	(168)	245	(953)	17,861
Segment Assets at December 31, 2012	2,006,992	11,551	8,333	(20,576)	2,006,300

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program is purchased. The Board of Directors established no expiration date for this program. As of September 30, 2013, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three and nine months ended September 30, 2013 and 2012.

Note 8 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2013, the Company has reserved 481,791 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and nine months ended September 30, 2013 and 2012, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three and nine months ended September 30, 2013 and 2012. The Company recorded no other stock compensation expense applicable to options during the three and nine months ended September 30, 2013 and 2012 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to September 30, 2013 and 2012.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 50% restricted stock grants and 50% cash credit entitlements). The management restricted stock grants and tandem cash credit entitlements awarded in 2013 will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years. The management restricted stock grants and tandem cash credit entitlements awarded in 2012 were subject to forfeiture in the event that the recipient of the grant did not continue employment with the Company through December 5th of the year of grant, at which time they generally vest 100 percent.  Awards that were granted to directors as additional retainer for their services in December 2012 do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended September 30, 2013, the Company granted no shares of restricted stock. During the three months ended September 30, 2012, the Company granted awards of 118 shares of restricted stock. During the nine months ended September 30, 2013 and 2012, the Company granted awards of 29,170 and 30,137 shares of restricted stock, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 8 – Equity Plans and Equity Based Compensation (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended
	September 30,
	2013	2012
Restricted Stock Expense	$77	$155
Cash Entitlement Expense	54	147
Tax Effect	(53)	(122)
Net of Tax	$78	$180

	Nine Months Ended
	September 30,
	2013	2012
Restricted Stock Expense	$247	$463
Cash Entitlement Expense	162	440
Tax Effect	(166)	(365)
Net of Tax	$243	$538

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $971 and $304 as of September 30, 2013 and 2012, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2013 and 2012, nor was there any unrecognized compensation expense as of September 30, 2013 and 2012 for the Employee Stock Purchase Plan.

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
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2013, the Company held $11.4 million in Level 3 securities which consist of $11.0 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,787	$—	$19,787
Corporate Securities	—	—	—	—
Obligations of State and
Political Subdivisions	—	86,269	11,002	97,271
Mortgage-backed Securities-Residential	—	490,569	—	490,569
Equity Securities	673	—	353	1,026
Total Securities	$673	$596,625	$11,355	$608,653

Loans Held-for-Sale	$—	$9,054	$—	$9,054

Derivatives	$—	$511	$—	$511

Financial Liabilities Derivatives	$—	$392	$—	$392

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$23,472	$—	$23,472
Corporate Securities	—	—	—	—
Obligations of State and
Political Subdivisions	—	64,316	12,169	76,485
Mortgage-backed Securities-Residential	—	486,912	—	486,912
Equity Securities	380	—	353	733
Total Securities	$380	$574,700	$12,522	$587,602

Loans Held-for-Sale	$—	$16,641	$—	$16,641

Derivatives	$—	$187	$—	$187

Financial Liabilities Derivatives	$—	$178	$—	$178

There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2013 and December 31, 2012.

At September 30, 2013, the aggregate fair value of the Loans Held-for-Sale was $9,054, aggregate contractual principal balance was $8,937 with a difference of $117. At December 31, 2012, the aggregate fair value of the Loans Held-for-Sale was $16,641, aggregate contractual principle balance was $16,413 with a difference of $228.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012:

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2013	2012	2013	2012	2013	2012

Balance of Recurring Level 3 Assets at June 30	$11,439	$11,791	$353	$353	$—	$—
Total Gains or Losses (realized/unrealized)
Included in Earnings	(12)	9	—	—	—	—
Maturities / Calls	(425)	—	—	—	—	—
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$11,002	$11,800	$353	$353	$—	$—

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2013	2012	2013	2012	2013	2012

Balance of Recurring Level 3 Assets at December 31	$12,169	$4,772	$353	$353	$—	$1,005
Total Gains or Losses (realized/unrealized)
Included in Earnings	(162)	60	—	—	—	—
Maturities / Calls	(1,005)	(697)	—	—	—	(1,005)
Purchases	—	7,665	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$11,002	$11,800	$353	$353	$—	$—

Of the total gain/loss included in earnings for the three and nine months ended September 30, 2013, $12 and $162 was attributable to other changes in fair value, respectively. The three and nine months ended September 30, 2013 included no gain/loss attributable to interest income on securities. Of the total gain/loss included in earnings for the three and nine months ended September 30, 2012, $9 and $60 was attributable to other changes in fair value, respectively. The three and nine months ended September 30, 2012 included no gain/loss attributable to interest income on securities.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2013 Using
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,257	1,257
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	290	290

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,231	$1,231
Commercial Real Estate Loans	—	—	1,497	1,497
Agricultural Loans	—	—	135	135
Other Real Estate
Commercial Real Estate	—	—	150	150

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,947 with a valuation allowance of $3,690, resulting in an additional provision for loan losses of $229 and $608 for the three and nine months ended September 30, 2013. Impaired loans resulted in an additional provision for loan losses of $393 for the three months ended September 30, 2012 and an additional provision for loan losses of $1,023 for the nine months ended September 30, 2012. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,274 with a valuation allowance of $5,411, resulting in an additional provision for loan losses of $2,320 for the year ended December 31, 2012.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $290 at September 30, 2013. No charge to earnings was included in the three months ended September 30, 2013. A charge to earnings through Other Operating Income of $301 was included in the nine months ended September 30, 2013. A charge to earnings through Other Operating Income of $100 was included in the three and nine months ended September 30, 2012. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $150 at December 31, 2012.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

Note 9 – Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:
				Range
		Valuation		(Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)
Impaired Loans - Commercial	$1,257	Sales comparison	Adjustment for physical	12%-80%
Real Estate Loans		approach	condition of comparable	(52)%
		Income approach	properties sold
		Cost approach	Adjustment for net operating
			income generated by the
			property
			Adjustment for investor rates
			of return
Other Real Estate - Commercial	$290	Sales comparison	Adjustment for physical	50%
Real Estate Loans		approach	condition of comparable	(50)%
		Income approach	properties sold
		Cost approach	Adjustment for net operating
			income generated by the
			property
			Adjustment for investor rates
			of return

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending September 30, 2013 and December 31, 2012. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at
		September 30, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$64,671	$46,657	$18,014	$—	$64,671
Securities Held-to-Maturity	268	—	271	—	271
FHLB Stock and Other Restricted Stock	8,340	N/A	N/A	N/A	N/A
Loans, Net	1,265,721	—	—	1,270,263	1,270,263
Accrued Interest Receivable	7,402	—	1,906	5,496	7,402
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,338,858)	(1,338,858)	—	—	(1,338,858)
Time Deposits	(332,181)	—	(335,093)	—	(335,093)
Short-term Borrowings	(102,792)	—	(102,792)	—	(102,792)
Long-term Debt	(88,762)	—	(85,026)	(5,287)	(90,313)
Accrued Interest Payable	(690)	—	(647)	(43)	(690)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
September 30, 2013
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

Off-balance Sheet Instruments:
Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At September 30, 2013 and December 31, 2012, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

NOTE 10 – Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2013, net of tax:
	Unrealized
	Gains and	Defined
	Losses on	Benefit
	Available-for-	Pension	Postretirement
	Sale Securities	Items	Benefit Items	Total

Beginning Balance	$(1,247)	$(231)	$(61)	$(1,539)
Other Comprehensive Income (Loss) Before
Reclassification	(1,118)	—	—	(1,118)
Amounts Reclassified from Accumulated
Other Comprehensive Income (Loss)	(255)	—	—	(255)
Net Current Period Other
Comprehensive Income (Loss)	(1,373)	—	—	(1,373)
Ending Balance	$(2,620)	$(231)	$(61)	$(2,912)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013, net of tax:
	Unrealized
	Gains and	Defined
	Losses on	Benefit
	Available-for-	Pension	Postretirement
	Sale Securities	Items	Benefit Items	Total

Beginning Balance	$10,643	$(231)	$(61)	$10,351
Other Comprehensive Income (Loss) Before
Reclassification	(12,366)	—	—	(12,366)
Amounts Reclassified from Accumulated
Other Comprehensive Income (Loss)	(897)	—	—	(897)
Net Current Period Other
Comprehensive Income (Loss)	(13,263)	—	—	(13,263)
Ending Balance	$(2,620)	$(231)	$(61)	$(2,912)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Other Comprehensive Income (Loss) (continued)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the three months ended September 30, 2013:

	Amount Reclassified From
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$(428)	Net (Gain) Loss on Securities
	173	Income Tax Expense
	(255)	Net of Tax

Total Reclassifications for the Period	$(255)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013:

	Amount Reclassified From
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$(1,508)	Net (Gain) Loss on Securities
	611	Income Tax Expense
	(897)	Net of Tax

Total Reclassifications for the Period	$(897)

Note 11 – Subsequent Event

German American Bancorp, Inc. completed its previously announced merger transaction with United Commerce Bancorp, the parent company of United Commerce Bank, of Bloomington, Indiana, effective October 1, 2013. United Commerce Bancorp merged into German American Bancorp, Inc. effective prior to the opening of business on October 1, 2013, followed immediately by the merger of United Commerce Bank with and into German American Bancorp, Inc.'s banking subsidiary. United Commerce Bank operated two banking offices in Bloomington, Indiana. United Commerce had consolidated total assets of approximately $120.2 million, total loans of approximately $83.5 million, total deposits of approximately $106.5 million, and total shareholder's equity of approximately $13.6 million as of September 30, 2013. The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the December 31, 2013 financial statements as such; however, at the time of these financial statements, the appraisals and valuations are incomplete.  The Company expects to record goodwill and a core deposit intangible in regards to this transaction based on earlier estimates, but the amount is not known as the initial fair value accounting is incomplete.  The goodwill will not be deductible for tax purposes.

Under the terms of the merger, United Commerce shareholders received a combination of approximately $12.7 million in GABC stock (502,560 shares) and $1.4 million in cash consideration representing a total transaction value of approximately $14.1 million. The basic transaction value excludes the indicated value of the approximately 4.6% interest that German American owned in United Commerce's outstanding stock prior to the completion of the merger and the approximately $640 thousand in cash payments made in cancellation of dilutive stock options that had been issued by United Commerce.

Each United Commerce common shareholder of record at the effective time of the merger became entitled to receive (a) 0.5456 shares of German American common stock plus (b) a cash payment of $1.51 for each of their former shares of United Commerce common stock and a cash settlement for any fractional shares of German American otherwise issuable to them.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a financial services holding company based in Jasper, Indiana. The Company’s Common Stock is traded on NASDAQ’s Global Select Market, under the symbol GABC. The principal subsidiary of German American Bancorp, Inc. is its banking subsidiary, German American Bancorp, which operates through 37 banking offices in 13 southern Indiana counties. German American Bancorp owns a trust, brokerage, and financial planning subsidiary, which operates from its banking offices, and a full line property and casualty insurance agency with eight insurance agency offices throughout its market area.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2013 and December 31, 2012 and the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2012 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2012 Annual Report on Form 10-K and in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2013 and the quarter ended June 30, 2013.

The Company’s third quarter net income totaled $6,483,000, or $0.51 per diluted share, representing an increase of approximately 2% on a per share basis, from the $6,292,000, or $0.50 per diluted share, recorded during the same quarter last year. On a year-to-date basis, 2013 earnings improved to $18,824,000 or $1.48 per diluted share, as compared to $17,861,000, or $1.41 per diluted share for the first nine months of 2012 representing an increase of approximately 5% on a per share basis.

The Company’s third quarter and first nine months of 2013 earnings were positively impacted by lower levels of provision for loan losses as compared with the same periods of 2012. The lower level of provision for loan losses were attributable to improved asset quality for the Company including lower levels of net-charge-offs, decreased non-performing loans, and lower adversely classified assets. The Company’s third quarter and first nine months of 2013 earnings were also positively impacted by a $799,000, or 5%, and $475,000, or 1%, increase in the level of net interest income as compared to the same periods of 2012.

Partially mitigating the improvement in net income during the third quarter of 2013 compared with 2012 was a decline in non-interest income of $714,000, or 12%. Non-interest income had a positive impact on year-to-date 2013 earnings compared with 2012. During the nine months ending September 30, 2013, non-interest income increased $1,672,000, or 11%, compared with the same period of 2012.

Partially mitigating the improvement in earnings was an increased level of operating expenses during the three and nine months ended September 30, 2013 compared with the same periods of 2012. Operating expenses for the third quarter of 2013 increased $856,000, or 7%, and for the first nine months of 2013 increased $2,563,000, or 7%, as compared to the same periods of 2012.

Effective October 1, 2013, the Company completed the acquisition of United Commerce Bancorp (“United Commerce”) of Bloomington, Indiana. Upon completion of the transaction, the Company merged United Commerce’s subsidiary bank, United Commerce Bank, into the Company’s subsidiary bank, German American Bancorp. United Commerce Bank operated two branch locations in the Bloomington, Indiana market. Management believes this in-market transaction enhances its presence in the Bloomington, Indiana market.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of September 30, 2013, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $11,849,000 and gross unrealized gains totaled approximately $7,902,000. As of September 30, 2013, held-to-maturity securities had a gross unrecognized gain of approximately $3,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2013 totaled $6,483,000, or $0.51 per diluted share, an increase of $191,000 or 3% from the quarter ended September 30, 2012 net income of $6,292,000, or $0.50 per diluted share. Net income for the nine months ended September 30, 2013 totaled $18,824,000, or $1.48 per diluted share, an increase of $963,000 or 5% from the nine months ended September 30, 2012 net income of $17,861,000, or $1.41 per diluted share.

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
	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$11,868	$2	0.08%	$31,575	$11	0.14%
Securities:
Taxable	530,933	2,768	2.08%	558,942	3,235	2.32%
Non-taxable	86,542	1,130	5.23%	75,663	962	5.09%
Total Loans and Leases (2)	1,269,222	15,368	4.81%	1,161,325	15,148	5.19%
Total Interest Earning Assets	1,898,565	19,268	4.04%	1,827,505	19,356	4.22%
Other Assets	133,308			134,646
Less: Allowance for Loan Losses	(15,497)			(16,298)
Total Assets	$2,016,376			$1,945,853

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings
and Money Market Deposits	$979,049	$387	0.16%	$943,035	$387	0.16%
Time Deposits	333,000	758	0.90%	358,477	1,235	1.37%
FHLB Advances and Other Borrowings	161,092	475	1.17%	121,340	938	3.08%
Total Interest-bearing Liabilities	1,473,141	1,620	0.44%	1,422,852	2,560	0.72%
Demand Deposit Accounts	349,323			322,003
Other Liabilities	11,952			20,817
Total Liabilities	1,834,416			1,765,672
Shareholders’ Equity	181,960			180,181
Total Liabilities and Shareholders’ Equity	$2,016,376			$1,945,853
Cost of Funds			0.34%			0.56%
Net Interest Income		$17,648			$16,796
Net Interest Margin			3.70%			3.66%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $799,000 or 5% (an increase of $852,000 or 5% on a tax-equivalent basis) for the quarter ended September 30, 2013 compared with the same quarter of 2012.  The increased level of net interest income during the third quarter of 2013 compared with the third quarter of 2012 was largely driven by a higher level of earning assets and a higher net interest margin (expressed as a percentage of average earning assets).

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.70% for the third quarter of 2013 compared to 3.66% during the third quarter of 2012. The yield on earning assets totaled 4.04% during the quarter ended September 30, 2013 compared to 4.22% in the same period of 2012 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.34% during the quarter ended September 30, 2013 compared to 0.56% in the same period of 2012.

The increase in the net interest margin and net interest income during the third quarter of 2013 compared with the third quarter of 2012 was largely attributable to the growth of the loan portfolio, an increase in the accretion of loan discounts on acquired loans and the decline in the Company’s cost of funds. Accretion of loan discounts on acquired loans contributed approximately 10 basis points on an annualized basis to the net interest margin in the third quarter of 2013 compared to 6 basis points in the third quarter of 2012.

	Average Balance Sheet
	(Tax-equivalent basis / dollars in thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal Funds Sold and Other
Short-term Investments	$14,483	$25	0.23%	$52,415	$84	0.21%
Securities:
Taxable	548,144	8,380	2.04%	545,464	9,982	2.44%
Non-taxable	80,480	3,089	5.12%	70,126	2,765	5.26%
Total Loans and Leases (2)	1,238,243	45,392	4.90%	1,132,352	46,574	5.49%
Total Interest Earning Assets	1,881,350	56,886	4.04%	1,800,357	59,405	4.40%
Other Assets	134,983			137,012
Less: Allowance for Loan Losses	(15,736)			(16,188)
Total Assets	$2,000,597			$1,921,181

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings
and Money Market Deposits	$982,227	$1,167	0.16%	$941,179	$1,370	0.19%
Time Deposits	334,024	2,366	0.95%	362,459	4,153	1.53%
FHLB Advances and Other Borrowings	140,210	1,978	1.89%	118,428	3,066	3.46%
Total Interest-bearing Liabilities	1,456,461	5,511	0.51%	1,422,066	8,589	0.81%
Demand Deposit Accounts	342,235			304,214
Other Liabilities	16,247			19,922
Total Liabilities	1,814,943			1,746,202
Shareholders’ Equity	185,654			174,979
Total Liabilities and Shareholders’ Equity	$2,000,597			$1,921,181
Cost of Funds			0.39%			0.63%
Net Interest Income		$51,375			$50,816
Net Interest Margin			3.65%			3.77%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $475,000 or 1% (an increase of $559,000 or 1% on a tax-equivalent basis) for the nine months ended September 30, 2013 compared with the first nine months of 2012.  The increased level of net interest income during the first nine months of 2013 compared with the first half of 2012 was largely driven by an increased level of earning assets partially mitigated by a decline in the accretion of loan discounts on acquired loans and a lower net interest margin (expressed as a percentage of average earning assets).

The tax equivalent net interest margin was 3.65% for the first nine months of 2013 compared to 3.77% during the first nine months of 2012. The yield on earning assets totaled 4.04% during the nine months ended September 30, 2013 compared to 4.40% in the same period of 2012 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.39% during the first nine months of 2013 compared to 0.63% in the same period of 2012.

The decline in the net interest margin in the first nine months of 2013 compared with the first nine months of 2012 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a competitive marketplace for lending opportunities. Also contributing to the lower net interest margin was a decline in the accretion of loan discounts on certain acquired loans. Accretion contributed approximately 8 basis points on an annualized basis to the net interest margin in the nine months ended September 30, 2013 compared to approximately 14 basis points during the first nine months of 2012. The decline in the Company’s cost of funds by approximately 24 basis points during the first nine months of 2013 compared to the first nine months of 2012 was largely driven by a continued decline in deposit rates and also attributable to the repayment of $19.3 million of subordinated debentures with an interest rate of 8% that occurred in the second quarter of 2013.

Average earning assets increased by approximately $81.0 million for the nine months ended September 30, 2013 compared with the same period of 2012. Average loans outstanding increased $105.9 million during the nine months ended September 30, 2013 compared with the first nine months of 2012. Average federal funds sold and other short-term investments decreased by $37.9 million during the first nine months of 2013 compared with the same period of 2012. The average securities portfolio increased approximately $13.0 million in the nine months ended September 30, 2013 compared with the first nine months of 2012.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance.  During the quarter ended September 30, 2013, the Company recognized a negative $400,000 provision for loan loss which represented a decrease of $1,040,000 from the third quarter of 2012 provision of $640,000. The Company recognized a negative provision for loan losses of $250,000 for the nine months ended September 30, 2013, a decrease of $1,971,000 compared to the provision of $1,721,000 during the nine months ended September 30, 2012. The decline in the provision for loan losses in the three and nine month periods ended September 30, 2013 compared with the same periods of 2012 was attributable to a reduced level of net charge-offs, lower levels of non-performing loans, and a lower level of adversely classified loans.

Net charge-offs totaled $399,000 or 0.13% on an annualized basis of average loans outstanding during the three months ended September 30, 2013, compared with $410,000 or 0.14% on an annualized basis of average loans outstanding during the same period of 2012. Net charge-offs totaled $806,000 or 0.09% on an annualized basis of average loans outstanding during the nine months ended September 30, 2013, compared with $1,111,000 or 0.13% on an annualized basis of average loans outstanding during the same period of 2012.

The provision for loan losses made during the three and nine months ended September 30, 2013 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2013, non-interest income totaled $5,444,000, a decline of $714,000, or 12%, compared with the third quarter of 2012.

			Change from
Non-interest Income	Three Months		Prior Period
(dollars in thousands)	Ended September 30,		Amount	Percent
	2013	2012	Change	Change
Trust and Investment Product Fees	$802	$659	$143	22%
Service Charges on Deposit Accounts	1,029	1,049	(20)	(2)
Insurance Revenues	1,495	1,469	26	2
Company Owned Life Insurance	233	213	20	9
Interchange Fee Income	449	418	31	7
Other Operating Income	395	811	(416)	(51)
Subtotal	4,403	4,619	(216)	(5)
Net Gains on Sales of Loans	613	941	(328)	(35)
Net Gains on Securities	428	598	(170)	(28)
Total Non-interest Income	$5,444	$6,158	$(714)	(12)

During the third quarter of 2013, trust and investment product fees increased $143,000, or 22%, compared with third quarter of 2012. The increase was due to an increase in trust revenues as well as brokerage revenues.

Other operating income decreased $416,000 or 51% during the quarter ended September 30, 2013 compared with the third quarter of 2012. The decline was largely related to fees and fair value adjustments associated with interest rate swap transactions with loan customers which declined by $182,000 and with other real estate sales activity which declined by $306,000.

Net gains on sales of loans totaled $613,000 during the quarter ended September 30, 2013, a decline of $328,000, or 35%, compared with the third quarter of 2012. Loan sales totaled $40.3 million during the third quarter of 2013, compared with $37.8 million during the third quarter of 2012.

During the third quarter of 2013, the Company realized a net gain on the sale of securities of $428,000 related to the sale of $18.8 million of securities, compared with a net gain on the sale of securities of $598,000 related to the sale of approximately $40.4 million of securities in the third quarter of 2012.

During the nine months ended September 30, 2013, non-interest income totaled $17,464,000, an increase of $1,672,000, or 11%, compared with the first nine months of 2012.

			Change from
Non-interest Income	Nine Months		Prior Period
(dollars in thousands)	Ended September 30,		Amount	Percent
	2013	2012	Change	Change
Trust and Investment Product Fees	$2,433	$2,019	$414	21%
Service Charges on Deposit Accounts	3,034	3,001	33	1
Insurance Revenues	4,658	4,218	440	10
Company Owned Life Insurance	716	723	(7)	(1)
Interchange Fee Income	1,392	1,309	83	6
Other Operating Income	1,547	1,500	47	3
Subtotal	13,780	12,770	1,010	8
Net Gains on Sales of Loans	2,176	2,330	(154)	(7)
Net Gains on Securities	1,508	692	816	118
Total Non-interest Income	$17,464	$15,792	$1,672	11

During the nine months ended September 30, 2013, trust and investment product fees increased $414,000, or 21%, compared with the first nine months of 2012. The increase was due primarily to an increase in trust revenues.

Insurance revenues increased $440,000, or 10%, during the nine months ended September 30, 2013, compared with the first nine months of 2012. The increase during 2013 compared with first nine months of 2012 was due to increased contingency revenue and increased commercial insurance revenue. Contingency revenue during the first nine months of 2013 totaled $246,000 compared with $88,000 during the same period of 2012. The fluctuation in contingency revenue during 2013 and 2012 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Net gains on sales of loans totaled $2,176,000 during the nine months ended September 30, 2013, a decline of $154,000, or 7%, compared with the same period of 2012. Loan sales totaled $139.9 million during the first nine months of 2013, compared with $128.2 million during the first nine months of 2012.

During the nine months ended September 30, 2013, the Company realized a net gain on the sale of securities of $1,508,000 related to the sale of $74.1 million of securities, compared with a net gain on the sale of securities of $692,000 in the first nine months of 2012.

Non-interest Expense:

During the quarter ended September 30, 2013, non-interest expense totaled $13,584,000, an increase of $856,000, or 7%, compared with the third quarter of 2012.

			Change from
Non-interest Expense	Three Months		Prior Period
(dollars in thousands)	Ended September 30,		Amount	Percent
	2013	2012	Change	Change
Salaries and Employee Benefits	$7,515	$7,261	$254	3%
Occupancy, Furniture and Equipment
Expense	1,891	1,716	175	10
FDIC Premiums	261	271	(10)	(4)
Data Processing Fees	383	311	72	23
Professional Fees	970	585	385	66
Advertising and Promotion	447	439	8	2
Intangible Amortization	329	405	(76)	(19)
Other Operating Expenses	1,788	1,740	48	3
Total Non-interest Expense	$13,584	$12,728	$856	7

Salaries and benefits increased $254,000, or 3%, during the quarter ended September 30, 2013 compared with the third quarter of 2012. The increase in salaries and benefits during the third quarter of 2013 compared with the third quarter of 2012 was primarily the result of an increased number of full-time equivalent employees.

Occupancy, furniture and equipment expense increased $175,000, or 10%, during the quarter ended September 30, 2013 compared with the third quarter 2012. The increase was largely related to a larger number of banking offices and other technology related expenditures.

Professional fees increased $385,000, or 66%, during the quarter ended September 30, 2013 compared with the third quarter of 2012. The increase was largely related to professional fees associated with the recently completed acquisition of United Commerce Bancorp and related to fees associated with the Company’s review of its overall operating effectiveness and efficiency.

During the nine months ended September 30, 2013, non-interest expense totaled $40,307,000, an increase of $2,563,000, or 7%, compared with the first nine months of 2012.

			Change from
Non-interest Expense	Nine Months		Prior Period
(dollars in thousands)	Ended September 30,		Amount	Percent
	2013	2012	Change	Change
Salaries and Employee Benefits	$22,926	$21,409	$1,517	7%
Occupancy, Furniture and Equipment
Expense	5,588	5,273	315	6
FDIC Premiums	776	851	(75)	(9)
Data Processing Fees	1,085	746	339	45
Professional Fees	2,156	1,777	379	21
Advertising and Promotion	1,453	1,208	245	20
Intangible Amortization	1,044	1,269	(225)	(18)
Other Operating Expenses	5,279	5,211	68	1
Total Non-interest Expense	$40,307	$37,744	$2,563	7

Salaries and benefits increased $1,517,000, or 7%, during the nine months ended September 30, 2013 compared with the first nine months of 2012. The increase in salaries and benefits during the first nine months of 2013 compared with the first nine months of 2012 was primarily the result of an increased number of full-time equivalent employees due in part to an increased number of banking locations, increased costs related to the Company’s health insurance plan, and the pending termination of a frozen defined benefit pension plan.

Occupancy, furniture and equipment expense increased $315,000, or 6%, during the nine months ended September 30, 2013 compared with the same period of 2012. The increase was largely related to a larger number of banking offices and other technology related expenditures.

Professional fees increased $379,000, or 21%, during the nine months ended September 30, 2013 compared with the same period of 2012. The increase was largely related to professional fees associated with the recently completed acquisition of United Commerce Bancorp and related to fees associated with the Company’s review of its overall operating effectiveness and efficiency.

Data processing fees increased $339,000, or 45%, during the nine months ended September 30, 2013 compared with the first nine months of 2012. The increase was largely related to the resolution of a contractual dispute during 2012 related to the acquisition of American Community Bancorp. An expense for the cancellation of a data processing contract was recorded in the first half of 2011, and upon resolution of the contractual dispute, a portion of that accrued expense was reversed during 2012.

Advertising and promotion expense increased $245,000, or 20%, during the nine months ended September 30, 2013 compared with the first nine months of 2012. The increase was largely related to an increased level of community contributions made in the Company’s primary market areas.

Intangible amortization decreased $225,000, or 18%, during the nine months ended September 30, 2013 compared with the first nine months of 2012. The decline was attributable to a reduced level of core deposit intangible associated with previous bank and bank branch acquisitions.

Income Taxes:

The Company’s effective income tax rate was 31.4% during the three months ended September 30, 2013 and 2012. The Company’s effective income tax rate approximated 31.6% and 31.3% during the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at September 30, 2013 increased $53.8 million to $2.060 billion compared with $2.006 billion in total assets at December 31, 2012. Securities available-for-sale increased $21.1 million to $608.7 million at September 30, 2013 compared with $587.6 million at year-end 2012.

September 30, 2013 loans outstanding increased by $76.4 million, or approximately 8% on an annualized basis, compared with year-end 2012. The increase in loans was broad based including commercial and industrial loans, commercial real estate loans, agricultural loans, consumer loans, and residential mortgage loans and occurred throughout the Company’s market area.

End of Period Loan Balances:			Current
(dollars in thousands)	September 30,	December 31,	Period
	2013	2012	Change

Commercial & Industrial Loans	$338,770	$335,373	$3,397
Commercial Real Estate Loans	530,260	488,496	41,764
Agricultural Loans	185,868	179,906	5,962
Home Equity & Consumer Loans	121,772	115,540	6,232
Residential Mortgage Loans	107,620	88,586	19,034
Total Loans	$1,284,290	$1,207,901	$76,389

The Company’s allowance for loan losses totaled $14.5 million at September 30, 2013 representing a decrease of $1,056,000, or 9% on an annualized basis, from December 31, 2012. The allowance for loan losses represented 1.13% of period-end loans at September 30, 2013 compared with 1.29% of period-end loans at December 31, 2012. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $2.1 million as of September 30, 2013 and $3.5 million at year-end 2012.

Total deposits increased $30.1 million, or 2% on an annualized basis, as of September 30, 2013 compared with December 31, 2012 total deposits.

End of Period Deposit Balances:			Current
(dollars in thousands)	September 30,	December 31,	Period
	2013	2012	Change

Non-interest-bearing Demand Deposits	$364,110	$349,174	$14,936
Interest-bearing Demand, Savings, & Money Market Accounts	974,748	962,574	12,174
Time Deposits < $100,000	215,082	233,422	(18,340)
Time Deposits of $100,000 or more	117,099	95,761	21,338
Total Deposits	$1,671,039	$1,640,931	$30,108

The following is an analysis of the Company’s non-performing assets at September 30, 2013 and December 31, 2012:

Non-performing Assets:
(dollars in thousands)
	September 30,	December 31,
	2013	2012
Non-accrual Loans	$6,857	$10,357
Past Due Loans (90 days or more and still accruing)	91	—
Total Non-performing Loans	6,948	10,357
Other Real Estate	584	1,645
Total Non-performing Assets	$7,532	$12,002

Restructured Loans	$2,536	$362

Non-performing Loans to Total Loans	0.54%	0.86%
Allowance for Loan Loss to Non-performing Loans	208.18%	149.85%

Non-performing assets totaled $7.5 million or 0.37% of total assets at September 30, 2013 compared to $12.0 million or 0.60% of total assets at December 31, 2012. Non-performing loans totaled $6.9 million or 0.54% of total loans at September 30, 2013 representing a $3.4 million, or 33%, decline in non-performing loans compared to the $10.4 million of non-performing loans at December 31, 2012. The decline in non-performing loans was largely the result of the placement of a commercial and industrial loan to a mechanical contractor back into accrual status based on the performance of the loan and company over an extended period of time. This loan was restructured and placed into non-accrual status in a prior period. After upgrading, because the loan was previously restructured, the Company continues to carry this credit as a restructured loan at September 30, 2013. This resulted in the increase in restructured loans to $2.5 million at September 30, 2013 compared to $0.4 million at December 31, 2012.

Non-accrual commercial real estate loans totaled $6.0 million at September 30, 2013 representing a decline of $1.3 million, or 17%, from the $7.3 million of non-accrual commercial real estate loans at year-end 2012. Non-accrual commercial real estate loans represented 88% of the total non-performing loans at September 30, 2013 compared to 70% of total non-performing loans at year-end 2012. Non-accrual commercial and industrial loans totaled $0.4 million at September 30, 2013 representing a decrease of $2.1 million, or 83%, from the $2.5 million of non-accrual commercial and industrial loans at December 31, 2012. Non-accrual commercial and industrial loans represented 6% of the total non-performing loans at September 30, 2013 compared with 24% of total non-performing loans at year-end 2012.

At September 30, 2013, two commercial loan relationships represented approximately 58% of the total non-performing loans of the Company. The first relationship was a $2.1 million commercial real estate loan secured by various commercial real estate properties. This loan was in non-performing status as of December 31, 2012. The borrower has made all contractual payments due during 2013 and the principal balance of the loan was reduced by approximately $0.5 million during the first nine months of 2013. The second relationship was a $1.9 million commercial real estate loan secured by a commercial warehouse facility. This loan was in non-performing status as of year-end 2012. The borrower has made all contractual payments due during 2013 and the principal balance of this relationship was reduced by $0.05 million during the first nine months of 2013. These two relationships represent the only loan relationships greater than $1.0 million included in non-performing loans.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2012 or during the first nine months of 2013. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $256,000 at September 30, 2013 compared with $148,000 at December 31, 2012. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 4% of total non-performing loans at September 30, 2013 compared with approximately 1% of total non-performing loans at December 31, 2012.

Past due purchased loans with evidence of credit deterioration since origination totaled $245,000 at September 30, 2013 and $118,000 at year-end 2012. Past due purchased loans with evidence of credit deterioration since origination represented approximately 4% of total past due loans at September 30, 2013 and approximately 1% of total past due loans at year-end 2012.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $4.6 million at September 30, 2013 compared with $7.3 million at December 31, 2012 a decline of approximately 37%. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 16% of total adversely classified loans at September 30, 2013 compared with approximately 19% of total adversely classified loans at year-end 2012.

Loan impairment is reported when full repayment under the terms of the loan is not expected.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment including purchase credit impaired loans totaled $9.7 million at September 30, 2013.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2013.

At September 30, 2013, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for
	Capital	At	At
	Adequacy	September 30,	December 31,
	Purposes	2013	2012

Leverage Ratio	4.00%	8.63%	8.18%
Tier 1 Capital to Risk-adjusted Assets	4.00%	11.92%	11.12%
Total Capital to Risk-adjusted Assets	8.00%	12.93%	13.70%

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System (FRB) and Federal Deposit Insurance Corporation (FDIC)) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. As anticipated by management of the Company (see the related discussion included in Item 1 of the Company’s annual report on Form 10-K for the year 2012 filed in March 2013), these rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. However, in response to concerns expressed by community banks such as the Company, the final rules addressed previous concerns of community banks about the proposed rules’ regulatory capital treatment of trust preferred securities, unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income ("AOCI") and mortgage risk weights. The Company has not yet fully analyzed the final rules in detail in order to determine their likely impact upon the Company, and although management does continue to believe that such requirements will in general increase the amount of capital that the Company and the Bank may be required to maintain under these new standards, the Company now believes that its prior concerns regarding volatility and trust preferred securities have been favorably addressed by the final rules. The Company does not presently expect that any materially burdensome compliance efforts with these final capital rules will be required of us prior to January 1, 2015.

As of September 30, 2013, shareholders’ equity remained stable at $185.1 million compared with $185.0 million at year-end 2012. During the first nine months of 2013 shareholders’ equity was impacted by a decline of $13.3 million in accumulated other comprehensive income related to a decrease in the fair value of the Company’s available-for-sale securities portfolio largely offset by an increase of $13.1 million in retained earnings. Shareholders’ equity represented 9.0% of total assets at September 30, 2013 and 9.2% of total assets at December 31, 2012. Shareholders’ equity included $20.5 million of goodwill and other intangible assets at September 30, 2013 compared to $21.6 million of goodwill and other intangible assets at December 31, 2012.

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $15.6 million during the nine months ended September 30, 2013 ending at $64.7 million. During the nine months ended September 30, 2013, operating activities resulted in net cash inflows of $33.3 million. Investing activities resulted in net cash outflows of $72.6 million during the nine months ended September 30, 2013. Financing activities resulted in net cash inflows for the nine months ended September 30, 2013 of $54.9 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2013, the parent company had approximately $9.2 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2013

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
Changes	Value		of Assets
in Rates	Amount	% Change	NPV Ratio	Change
+2%	$171,257	(19.24)%	8.70%	(156)	b.p.
Base	212,062	—	10.26%	—
-2%	191,600	(9.65)%	9.08%	(118)	b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2013.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	under the Plans or Programs (1)
7/1/13 – 7/31/13	—	—	—	272,789
8/1/13 – 8/31/13	—	—	—	272,789
9/1/13 – 9/30/13	—	—	—	272,789
	—	—	—
(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2013 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2013.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 8, 2013	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman of the Board and Chief Executive Officer

Date: November 8, 2013	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization among German American Bancorp, Inc., United Commerce Bancorp, German American Bancorp, and United Commerce Bank, dated July 23, 2013.  The copy of this exhibit filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed July 24, 2013 is incorporated herein by reference. Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.

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
101**+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

