Form 10-K
period 2013-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2014-03-13
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2013 was approximately $260,154,858. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of March 1, 2014, there were outstanding 13,173,793 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 15, 2014, to the extent stated herein, are incorporated by reference into Part III.

GERMAN AMERICAN BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2013

Table of Contents

PART I

Item 1.	Business	3-12

Item 1A.	Risk Factors	12-16

Item 1B.	Unresolved Staff Comments	16

Item 2.	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Mine Safety Disclosures	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17-18

Item 6.	Selected Financial Data	19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-38

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 8.	Financial Statements and Supplementary Data	39-89

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	90

Item 9A.	Controls and Procedures	90

Item 9B.	Other Information	90

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	91

Item 11.	Executive Compensation	91

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91-92

Item 13.	Certain Relationships and Related Transactions, and Director Independence	92

Item 14.	Principal Accounting Fees and Services	92

PART IV

Item 15.	Exhibits, Financial Statement Schedules	93

SIGNATURES		94

INDEX OF EXHIBITS		95-98

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

PART I

Item 1. Business.

General

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bancorp, operates 37 retail and commercial banking offices in 13 southern Indiana counties. The Company also owns a trust, brokerage, and financial planning subsidiary (German American Financial Advisors & Trust Company) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

The Company’s lines of business include retail and commercial banking, comprehensive financial planning, full service brokerage and trust administration, and a full range of personal and corporate insurance products. Financial and other information by segment is included in Note 15 – Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bancorp	Commercial Bank	Jasper, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Jasper, IN
German American Financial Advisors & Trust Company	Trust, Brokerage, Financial Planning	Jasper, IN

Business Development

The Company opened a loan production office in Columbus, Indiana, during the second quarter of 2012 as an entry point into the Columbus market. During the fourth quarter of 2013, the Company’s opened a full service retail and commercial branch location in Columbus and vacated the loan production office. The Company continues its focus on growing its base of operations in the Columbus, Indiana, market.

The Company acquired by merger (effective October 1, 2013) United Commerce Bancorp and its subsidiary, United Commerce Bank. United Commerce Bank provided a full range of commercial and consumer banking services in the Bloomington, Indiana, market, from two banking offices. During the fourth quarter of 2013, one of those branch locations was consolidated into an existing branch banking location of German American Bancorp. United Commerce had consolidated assets and deposits (unaudited) as of October 1, 2013 that totaled $119.7 million and $106.6 million, respectively. The Company continues its focus on growing its base of operations in the Bloomington, Indiana, market.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The Indiana map below illustrates the locations of the Company’s 39 retail and commercial banking, insurance and investment offices as of March 1, 2014.

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

Employees

At March 1, 2014 the Company and its subsidiaries employed approximately 480 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

Under the BHC Act, certain well-managed and well-capitalized bank holding companies may elect to be treated as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. These activities include underwriting and dealing in and making a market in securities (subject to certain limits and compliance procedures required by the so-called Volcker Rule provisions added by the Dodd-Frank Act, described below under “Other Aspects of the Dodd-Frank Act”); insurance underwriting, and merchant banking. Banks may also engage through financial subsidiaries in certain of the activities permitted for financial holding companies, subject to certain conditions. The Company has not elected to become a financial holding company and its subsidiary bank has not elected to form financial subsidiaries.

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

Capital Requirements Generally

The FRB has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. Our bank subsidiary is subject to substantially similar capital requirements under regulations and policies adopted by the FDIC and the Indiana Department of Financial Institutions. The FRB and FDIC during 2013 issued final rules (or interim final rules) to comprehensively revise the regulatory capital framework for US banking institutions and their affiliates, as discussed below.

Current Capital Requirements

Current guidelines that continue to apply throughout 2014 (prior to the phase-in of the new rules effective January 1, 2015) require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% of risk-weighted assets must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and certain trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

In computing total risk-weighted assets, bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and financial holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of either 3% or 4%, depending upon factors such as the regulatory ratings, earnings and financial condition of the institution (the “leverage ratio”). Banking organizations experiencing or anticipating significant growth will be required to maintain higher minimum leverage ratios and may be required to commit to achieve or maintain higher minimum ratios (including “tangible Tier I leverage ratios”) in order to secure regulatory approvals needed for such organizations to acquire other banks or other businesses or engage in new activities. The tangible Tier I leverage ratio is the ratio of a banking organization’s Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

New Capital Requirements Applicable to Us in the Future

In July 2013, the federal banking agencies released final rules that will implement in the United States certain regulatory capital reforms based upon international banking supervision principles adopted by the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Generally, under these final rules, (a) minimum requirements will increase for both the quality and quantity of capital held by banking organizations, (b) new and stricter criteria for determining the eligibility for inclusion in regulatory capital of capital instruments (other than common equity) will be applied, and (c) the methodology for calculating risk-weighted assets will change. The rules include, among other requirements:

•	a new minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets of 4.5%
•	a new conservation buffer of Common Equity Tier 1 Capital equal to (when fully phased in) an additional 2.5% of risk-weighted assets
•	a minimum ratio of Tier 1 Capital to risk-weighted assets (raised from 4% to 6%) plus (when fully phased in) the conservation buffer of an additional 2.5%, resulting in a minimum required total Tier 1 Capital to risk-weighted assets ratio of 8.5%
•	a minimum ratio of Total Capital (that is, Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets of at least 8.0%, plus (when fully phased in) the capital conservation buffer (which is added to the 8.0% Total Capital ratio as that buffer is phased-in, effectively resulting in a minimum Total Capital ratio of 10.5% upon full implementation)
•	a minimum leverage ratio of 4% (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets)

The new capital measure “Common Equity Tier 1” (“CET1”) Capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income (“AOCI”) and common equity Tier 1 minority interest. Tier 1 Capital will consist of CET1 and “additional Tier 1 capital” instruments meeting specified requirements, plus, in the case of smaller holding companies like ours, trust preferred securities in accordance with prior requirements for their inclusion in Tier I Capital. A number of deductions from and adjustments to CET1 will apply. Changes will apply to the calculation of Tier 2 Capital and to the types of capital elements that will be eligible for inclusion as Tier 2 capital.

Under current capital standards, the effects of AOCI items included in capital are excluded for the purposes of determining regulatory capital ratios; under the new rules, we and our bank subsidiary will have a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to their treatment under the current general risk-based capital rule. The AOCI Opt-out Election must be made in connection with the regulatory financial reports that we and our bank subsidiary will file with banking agencies for our fiscal quarter ended March 31, 2015.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will technically comply with minimum capital requirements, but will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

As applied to us, these rules will generally become effective January 1, 2015; the new Common Equity Tier 1 Capital conservation buffer, however, will be phased in from 2016 through 2019.

Capital Classifications

Federal law and regulations establish a capital-based regulatory framework designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank under current guidelines must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire or merge with a bank or bank holding company.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies can be called upon to boost the capital of the financial institutions that they control, and to partially guarantee the institutions’ performance under their capital restoration plans.

The minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher capital ratios.

As of December 31, 2013, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives.

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

Throughout 2013, the Company’s consolidated regulatory capital ratios and those of the Bank were in excess of the levels established for Well-capitalized institutions for purposes of the Prompt Corrective Action provisions under FDICIA. An institution is deemed to be Well-capitalized under the current FDICIA tiers if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2013, see Note 8 to the Company’s consolidated financial statements that are presented in Item 8 of this Report, which Note 8 is incorporated herein by reference.

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

Under FDICIA, a depository institution that is not Well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is Well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no such brokered deposits at December 31, 2013. Further, a depository institution or its holding company that is not Well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

The new Basel capital rules revised the “Prompt Corrective Action” requirements applicable to our bank subsidiary effective January 1, 2015, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); (iii) creating a minimum leverage ratio requirement of 5% for well-capitalized status; and (iv) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.

Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2013, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $39,000,000 of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

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

Other Aspects of the Dodd-Frank Act

The Dodd-Frank Act (in addition to the regulatory changes discussed elsewhere in this “Regulation and Supervision” discussion and below under “Federal Deposit Insurance Premiums and Assessments”) made a variety of changes that will affect the business and affairs of the Company and the Bank in other ways. For instance, the Dodd-Frank Act (or agency regulations adopted and implemented (or to be adopted and implemented) under the Dodd-Frank Act) altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions; restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates; eliminated the former statutory prohibition against the payment of interest on business checking accounts; limited interchange fees on debit card transactions by certain large processors; and established the Consumer Financial Protection Bureau (“CFPB”).

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

The CFPB issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, and the borrower’s total monthly debt-to-income ratio may not exceed a specified percentage. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

On December 10, 2013, five financial regulatory agencies, including the FRB and FDIC, adopted final rules implementing the so-called Volcker Rule added to banking law by Section 619 of the Dodd-Frank Act. These final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). Community banks like us have been afforded some relief under these final rules from onerous compliance obligations created by the rules; if banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. We are currently evaluating the Final Rules, which are lengthy and detailed.

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

Federal Deposit Insurance Premiums and Assessments

Our bank subsidiary’s deposit accounts are currently insured by the Deposit Insurance Fund, or the DIF, of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, our bank subsidiary is subject to deposit insurance premiums and assessments to maintain the DIF. The Bank’s deposit insurance premium assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.

Under the current assessment system, the FDIC assigns a banking institution to one of four risk categories designed to measure risk. Total base assessment rates currently range from 0.025% of deposits for an institution in the highest rated sub-category of the highest rated category to 0.45% of deposits for an institution in the lowest rated category. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately six tenths of a basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

The Dodd-Frank Act and regulations adopted under that law could materially and adversely affect us by increasing compliance costs and heightening our risk of noncompliance with applicable regulations.

The Dodd-Frank Act (discussed in Item 1 – Business – Regulation and Supervision) has resulted in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Many of these provisions remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Accordingly, we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally. However, the Dodd-Frank Act and the regulations promulgated thereunder have imposed (and are likely to result in the imposition of) additional administrative and regulatory burdens that will obligate us to incur additional expenses (which adversely affect our margins and profitability) and increase the risk that we might not comply in all respects with the new requirements. Further, the Consumer Financial Protection Bureau’s newly-adopted rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

The new Basel Capital Standards may have an adverse effect on us.

We must begin transitioning to new capital rules, adopted by the federal banking agencies but based on the international Basel guidelines, effective January 1, 2015. See Item 1- Business – Regulation and Supervision. The impact of the new capital rules may require us to maintain higher levels of capital, which could lower our return on equity.

Our FDIC insurance premiums may increase, and special assessments could be made, which might negatively impact our results of operations.

High levels of insured institution failures, as a result of the recent recession, as well as the continuing weak economic conditions in the United States, significantly increased losses to the Deposit Insurance Fund of the FDIC. Further, the Dodd-Frank Act, and the Dodd-Frank Act mandates the FDIC to increase the level of its reserves for future losses in its Deposit Insurance Fund. Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in our Bank’s financial condition or capital strength, and future conditions in the banking industry.

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

Continued weakness or future deterioration in the economy, real estate markets or unemployment rates, particularly in the Southern Indiana markets in which we operate, might place downward pressure on the credit worthiness of our Bank’s customers and their inclinations to borrow. A continued or worsening disruption and volatility could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We conduct business from offices that are exclusively located in 13 Southern Indiana counties, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. If current levels of market disruption and volatility worsen in our primary service areas, the quality of our loan portfolio, and the demand for our products and services, could be adversely affected, and this could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

We are subject to security and operational risks relating to our use of technology, both internally and with our customers, that could damage our reputation and our business.

We rely heavily on communications and information systems to conduct our business; any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Further, we increasingly offer our customers the ability to bank online with us. Although we believe that our online systems are secure in accordance with best industry standards, our online banking networks or those of our customers could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. In addition, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

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

We may incur substantial costs to expand by acquisition, and such acquisitions may not result in the levels of profits we seek. Integration efforts for any future acquisitions may not be successful and following any future acquisition, after giving it effect, we may not achieve financial results comparable to or better than our historical experience.

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

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 41 other locations in Southern Indiana of which 32 are owned by the Company and nine are leased from third parties.

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

	2013			2012
			Cash			Cash
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$30.15	$23.51	$0.15	$24.10	$19.98	$0.14
Third Quarter	$28.15	$22.86	$0.15	$24.89	$19.76	$0.14
Second Quarter	$22.69	$19.96	$0.15	$20.50	$17.94	$0.14
First Quarter	$23.63	$21.54	$0.15	$21.74	$18.43	$0.14
			$0.60			$0.56

The Common Stock was held of record by approximately 3,429 shareholders at March 1, 2014.

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

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2013, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2013 comparison were: 1st Source Corp., Community Bank Shares of IN, First Financial Corp., First Merchants Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, Horizon Bancorp, and Tower Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2013.

	Total			Maximum Number
	Number		Total Number of Shares	(or Approximate Dollar
	of Shares	Average Price	(or Units) Purchased as Part	Value) of Shares (or Units)
	(or Units)	Paid Per Share	of Publicly Announced Plans	that May Yet Be Purchased
Period	Purchased	(or Unit)	or Programs	Under the Plans or Programs (1)

October 2013	—	—	—	272,789
November 2013	—	—	—	272,789
December 2013	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2013 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2013.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data). Year-to-year financial information comparability is affected by the acquisition accounting treatment for mergers and acquisitions, including but not limited to the Company’s acquisitions of two branches of another bank in May 2010, the Company’s acquisition of American Community Bancorp, Inc., effective January 1, 2011 and the Company’s acquisition of United Commerce Bancorp, effective October 1, 2013.

	2013	2012	2011	2010	2009
Summary of Operations:
Interest Income	$75,672	$77,160	$80,161	$64,193	$63,736
Interest Expense	7,155	10,912	16,180	15,522	19,223
Net Interest Income	68,517	66,248	63,981	48,671	44,513
Provision for Loan Losses	350	2,412	6,800	5,225	3,750
Net Interest Income after Provision
For Loan Losses	68,167	63,836	57,181	43,446	40,763
Non-interest Income	23,615	21,811	21,576	16,943	15,859
Non-interest Expense	54,905	50,923	50,782	41,361	40,391
Income before Income Taxes	36,877	34,724	27,975	19,028	16,231
Income Tax Expense	11,464	10,669	7,726	5,623	4,013
Net Income	$25,413	$24,055	$20,249	$13,405	$12,218

Year-end Balances:
Total Assets	$2,163,827	$2,006,300	$1,873,767	$1,375,888	$1,242,965
Total Loans, Net of Unearned Income	1,382,382	1,204,866	1,120,993	917,236	877,822
Total Deposits	1,812,156	1,640,931	1,556,198	1,087,286	969,643
Total Long-term Debt	87,237	89,472	90,974	81,016	113,320
Total Shareholders’ Equity	200,097	185,026	167,610	121,534	113,549

Average Balances:
Total Assets	$2,037,236	$1,934,123	$1,823,703	$1,330,540	$1,230,596
Total Loans, Net of Unearned Income	1,272,055	1,147,891	1,114,181	906,127	891,322
Total Deposits	1,695,796	1,618,712	1,521,204	1,046,295	963,928
Total Shareholders’ Equity	189,689	177,207	159,765	119,867	109,887

Per Share Data:
Net Income (1)	$1.98	$1.90	$1.61	$1.21	$1.10
Cash Dividends	0.60	0.56	0.56	0.56	0.56
Book Value at Year-end	15.19	14.64	13.31	10.94	10.25

Other Data at Year-end:
Number of Shareholders	3,444	3,105	3,221	3,194	3,364
Number of Employees	478	439	417	359	332
Weighted Average Number of Shares (1)	12,807,678	12,637,743	12,587,748	11,104,887	11,068,988

Selected Performance Ratios:
Return on Assets	1.25%	1.24%	1.11%	1.01%	0.99%
Return on Equity	13.40%	13.57%	12.67%	11.18%	11.12%
Equity to Assets	9.25%	9.22%	8.95%	8.83%	9.14%
Dividend Payout	30.18%	29.38%	34.80%	46.36%	50.71%
Net Charge-offs to Average Loans	0.10%	0.19%	0.43%	0.32%	0.25%
Allowance for Loan Losses to Loans	1.05%	1.29%	1.37%	1.45%	1.25%
Net Interest Margin	3.67%	3.74%	3.84%	3.98%	3.95%

(1)	Share and Per Share Data includes the dilutive effect of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bancorp, operates 37 commercial and retail banking offices in 13 southern Indiana counties. The Company also owns a trust, brokerage, and financial planning subsidiary (German American Financial Advisors & Trust Company) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2011 through 2013 and its financial condition as of December 31, 2013 and 2012. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 15 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW

The Company’s 2013 net income totaled $25,413,000, or $1.98 per diluted share, which was a record level of earnings for the Company and represented a 4% increase on a per share basis over the Company’s 2012 net income of $24,055,000, or $1.90 per diluted share. The Company’s return on average equity for 2013 was 13.4%, representing the ninth consecutive year the Company has achieved a double-digit return on equity.

The record earnings performance during 2013 was attributable to both an increased level of net interest income, driven by a higher level of earning assets and more specifically the Company’s loan portfolio, increased levels of non-interest income, and a reduced level of provision for loan loss, as the Company’s asset quality remained strong while showing continued improvement. These positive impacts were partially mitigated by an increased level of non-interest expenses.

Net interest income improved by $2,269,000, or approximately 3%, during 2013 compared with 2012. Provision for loan loss declined $2,062,000, or 85%, during 2013 compared with 2012. The Company’s 2013 earnings were positively impacted by a $1,804,000, or 8%, increase in the level of non-interest income. The key drivers in the increased level of non-interest income was higher trust and investment product fees, increased insurance revenues, and higher levels of gains related to sales of securities. Non-interest expenses increased $3,982,000, or 8%, during 2013 compared with 2012 largely driven by an increased level of salaries and employees benefits.

The Company completed the acquisition of United Commerce Bancorp and its subsidiary, United Commerce Bank effective October 1, 2013. United Commerce Bank provided a full range of commercial and consumer banking services in the Bloomington, Indiana, market, from two banking offices. United Commerce had total loans and deposits (unaudited) as of October 1, 2013 that totaled $79.6 million and $106.6 million, respectively. The impact of the acquisition on the Company’s overall financial performance during 2013 was not significant given that only a single quarter of performance was included in operating results of the Company.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery. As of December 31, 2013, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $13,938,000 and gross unrealized gains totaled approximately $5,885,000. As of December 31, 2013, held-to-maturity securities had a gross unrecognized gain of approximately $3,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2013 totaled $25,413,000 or $1.98 per diluted share, an increase of $1,358,000 or approximately 4% on a per share basis, from the year ended December 31, 2012 net income of $24,055,000 or $1.90 per diluted share. For 2013, the improvement in earnings was attributable to an increased level of net interest income, improved non-interest income, and a reduced level of provision for loan loss partially offset by a higher level of non-interest expense.

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

Net interest income increased $2,269,000 or 3% (an increase of $2,500,000 or 4% on a tax-equivalent basis) during the year ended December 31, 2013 compared with 2012. The increased net interest income during 2013 compared with 2012 was largely driven by an increased level of earning assets primarily attributable to average loan growth and an overall decline in the Company’s cost of funds partially mitigated by a decline in the accretion of loan discounts on acquired loans and a lower net interest margin (expressed as a percentage of average earning assets).

The tax equivalent net interest margin was 3.67% for 2013 compared to 3.74% during 2012. The yield on earning assets totaled 4.04% during 2013 compared to 4.34% in 2012 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.37% during 2013 compared to 0.60% in 2012.

The decline in the net interest margin in 2013 compared with 2012 was largely attributable to the continued downward pressure on earning asset yields being driven by a historically low market interest rate environment and a competitive marketplace for lending opportunities. Also contributing to the lower net interest margin was a decline in the accretion of loan discounts on certain acquired loans. Accretion contributed approximately 8 basis points on an annualized basis to the net interest margin during 2013 compared to approximately 12 basis points during 2012. The decline in the Company’s cost of funds by approximately 23 basis points during 2013 compared to 2012 was largely driven by a continued decline in deposit rates and also attributable to the repayment of $19.3 million of subordinated debentures with an interest rate of 8% that occurred in the second quarter of 2013.

Average earning assets increased by approximately $103.7 million, or 6%, during 2013 compared with 2012. Average loans outstanding increased $124.2 million, or 11%, during 2013 compared with 2012. Average federal funds sold and other short-term investments decreased by $29.5 million, or 66%, during 2013 compared with 2012. The average securities portfolio remained relatively stable increasing approximately $9.0 million, or 1%, in 2013 compared to 2012. The funding for the increased level of earning assets was largely driven through an increase level of average core deposits (core deposits defined as demand deposits - both interest and non-interest bearing, savings, money market and time deposits in denominations of less than $100,000). The increase in average core deposits totaled $62.3 million, or approximately 4%, during 2013 compared with 2012.

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

The decline in the net interest margin in 2012 compared with 2011 was largely attributable to the continued downward pressure on earning asset yields. Accretion of loan discounts on certain acquired loans contributed approximately 12 basis points to the net interest margin in 2012 compared with 13 basis points in 2011. The decline in the Company’s cost of funds by 35 basis points during 2012 compared to 2011 was driven by a continued decline in deposit rates.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 35% was used for all years presented (1).

Average Balance Sheet

(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2013			December 31, 2012			December 31, 2011

	Principal	Income /	Yield /	Principal	Income /	Yield /	Principal	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Federal Funds Sold and Other Short-term Investments	$15,507	$30	0.19%	$44,999	$91	0.20%	$85,217	$216	0.25%

Securities:
Taxable	541,478	11,091	2.05%	547,949	12,946	2.36%	450,099	13,677	3.04%
Non-taxable	87,471	4,491	5.13%	71,961	3,743	5.20%	49,260	2,805	5.69%
Total Loans and Leases (2)	1,272,055	61,862	4.86%	1,147,891	61,951	5.40%	1,114,181	64,684	5.81%

TOTAL INTEREST EARNING ASSETS	1,916,511	77,474	4.04%	1,812,800	78,731	4.34%	1,698,757	81,382	4.79%

Other Assets	136,170			137,594			139,658
Less: Allowance for Loan Losses	(15,445)			(16,271)			(14,712)

TOTAL ASSETS	$2,037,236			$1,934,123			$1,823,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$534,095	$856	0.16%	$512,232	$972	0.19%	$478,486	$2,374	0.50%
Savings Deposits	466,391	717	0.15%	435,475	792	0.18%	392,166	1,940	0.49%
Time Deposits	339,469	3,124	0.92%	357,193	5,194	1.45%	394,008	7,672	1.95%
FHLB Advances and Other Borrowings	136,569	2,458	1.80%	118,201	3,954	3.35%	126,922	4,194	3.30%

TOTAL INTEREST-BEARING LIABILITIES	1,476,524	7,155	0.48%	1,423,101	10,912	0.77%	1,391,582	16,180	1.16%

Demand Deposit Accounts	355,841			313,812			256,544
Other Liabilities	15,182			20,003			15,812
TOTAL LIABILITIES	1,847,547			1,756,916			1,663,938

Shareholders’ Equity	189,689			177,207			159,765

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,037,236			$1,934,123			$1,823,703

COST OF FUNDS			0.37%			0.60%			0.95%

NET INTEREST INCOME		$70,319			$67,819			$65,202

NET INTEREST MARGIN			3.67%			3.74%			3.84%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $2,055, $3,164 and $3,335 for 2013, 2012 and 2011, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis

(Tax-Equivalent basis, dollars in thousands)

	2013 compared to 2012			2012 compared to 2011
	Increase / (Decrease) Due to (1)			Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$(57)	$(4)	$(61)	$(88)	$(37)	$(125)
Taxable Securities	(151)	(1,704)	(1,855)	2,646	(3,377)	(731)
Non-taxable Securities	797	(49)	748	1,199	(261)	938
Loans and Leases	6,354	(6,443)	(89)	1,916	(4,649)	(2,733)
Total Interest Income	6,943	(8,200)	(1,257)	5,673	(8,324)	(2,651)

Interest Expense:
Savings and Interest-bearing Demand	94	(285)	(191)	352	(2,903)	(2,551)
Time Deposits	(247)	(1,823)	(2,070)	(667)	(1,810)	(2,477)
FHLB Advances and Other Borrowings	543	(2,039)	(1,496)	(291)	51	(240)
Total Interest Expense	390	(4,147)	(3,757)	(606)	(4,662)	(5,268)

Net Interest Income	$6,553	$(4,053)	$2,500	$6,279	$(3,662)	$2,617

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $350,000, $2,412,000, and $6,800,000 in 2013, 2012, and 2011, respectively.

The provision for loan loss declined $2,062,000, or 85%, during 2013 compared to 2012. The decline in the provision for loan losses during 2013 compared with 2012 was attributable to a reduced level of net charge-offs, lower levels of non-performing loans, and a lower level of adversely classified loans. During 2013, the provision for loan loss represented approximately 3 basis points of average outstanding loans while net charge-offs represented approximately 10 basis points of average outstanding loans.

The Company’s allowance for loan losses represented 1.05% of total loans at year-end 2013 compared with 1.29% at year-end 2012. The decline in the allowance compared with total loans at year-end 2013 compared with year-end 2012 was in part attributable to the improvement in the Company’s asset quality and also in part attributable to the acquisition of United Commerce Bank. Under acquisition accounting, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.

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

NON-INTEREST INCOME

During 2013, non-interest income increased $1,804,000 or 8% compared with 2012 and during 2012 increased $235,000 or 1% compared with 2011.

				% Change From
Non-interest Income (dollars in thousands)	Years Ended December 31,			Prior Year
	2013	2012	2011	2013	2012
Trust and Investment Product Fees	$3,358	$2,657	$2,145	26%	24%
Service Charges on Deposit Accounts	4,144	4,076	4,154	2	(2)
Insurance Revenues	6,217	5,524	5,819	13	(5)
Company Owned Life Insurance	965	974	1,100	(1)	(11)
Interchange Fee Income	1,854	1,724	1,501	8	15
Other Operating Income	2,003	1,955	1,452	2	35
Subtotal	18,541	16,910	16,171	10	5
Net Gains on Sales of Loans	2,645	3,234	2,381	(18)	36
Net Gain on Securities	2,429	1,667	3,024	46	(45)
TOTAL NON-INTEREST INCOME	$23,615	$21,811	$21,576	8	1

Trust and investment product fees increased $701,000, or 26%, during 2013 compared with 2012 following an increase of $512,000, or 24%, during 2012 compared with 2011. The increase during 2013 compared to 2012 was attributable to a 35% increase in trust revenues and a 19% increase in brokerage revenues. The increase during 2012 compared to 2011 was primarily attributable to a 50% increase in trust revenues supplemented by a 7% increase in retail brokerage revenues.

Insurance revenues increased $693,000, or 13%, during 2013 as compared to 2012 primarily as a result of increased commercial insurance revenue and to a lesser extent increased contingency revenue. Contingency revenue totaled $246,000 during 2013 compared to $88,000 in 2012. Insurance revenues decreased approximately $295,000 or 5% during 2012 as compared to 2011 as a result of lower contingency revenue. Contingency revenue totaled $88,000 during 2012 compared to $872,000 in 2011. The decline in contingency revenue was partially offset by an increased level of commercial insurance revenues during 2012 compared with 2011.

Net gain on sales of residential loans decreased $589,000, or 18%, during 2013 compared with 2012. During 2012, the net gain on sales of residential loans increased $853,000, or 36%, compared with 2011. Loan sales for 2013, 2012, and 2011 totaled $166.6 million, $186.8 million, and $134.2 million, respectively.

During 2013, the Company realized net gains on the sale of securities of $2,429,000 related to the sale of $90.5 million of securities. Included in the gain during 2013 was a $343,000 gain the Company realized related to the acquisition accounting treatment of the existing equity ownership position the Company held in United Commerce at the time of acquisition. During 2012, the Company realized net gains on the sale of securities of $1,667,000 related to the sale of approximately $94.3 million of securities. During 2011, the Company realized net gains on securities of $3,024,000 related to the sale of approximately $59.3 million of securities. Included in the gain during 2011 was a $1,045,000 gain related to the acquisition accounting treatment of the existing equity ownership position the Company held in American Community Bancorp, Inc. at the time of acquisition of American Community.

NON-INTEREST EXPENSE

During 2013, non-interest expense increased $3,982,000, or 8%, compared with 2012. During 2012, non-interest expense remained very stable compared with 2011, increasing by less than 1%.

				% Change From
Non-interest Expense (dollars in thousands)	Years Ended December 31,			Prior Year
	2013	2012	2011	2013	2012
Salaries and Employee Benefits	$31,482	$29,086	$27,992	8%	4%
Occupancy, Furniture and Equipment Expense	7,741	7,064	7,198	10	(2)
FDIC Premiums	1,050	1,116	1,473	(6)	(24)
Data Processing Fees	1,765	1,071	2,092	65	(49)
Professional Fees	2,577	2,247	2,056	15	9
Advertising and Promotion	1,863	1,714	1,525	9	12
Intangible Amortization	1,416	1,655	1,956	(14)	(15)
Other Operating Expenses	7,011	6,970	6,490	1	7
TOTAL NON-INTEREST EXPENSE	$54,905	$50,923	$50,782	8	n/m (1)

(1)	n/m = not meaningful

Salaries and employee benefits increased $2,396,000, or 8%, during 2013 compared with 2012. The increase was primarily the result of an increased number of full-time equivalent employees due in part to an increased number of banking locations including the acquisition of United Commerce, increased costs related to the Company’s health insurance plan, and the termination of a frozen defined benefit pension plan. Also contributing to the increase was approximately $287,000 of merger-related salary and benefit costs related to the acquisition of United Commerce. Salaries and employee benefits increased $1,094,000 or 4% during 2012 compared with 2011. The increase in salaries and benefits during 2012 compared with 2011 was primarily the result of an increased number of full-time equivalent employees, increased costs related to the Company’s partially self-insured health insurance plan and increased commission payout related to higher levels of mortgage loan sales revenues in the secondary market and increased insurance revenues.

Occupancy, furniture and equipment expense increased $677, or approximately 10%, during 2013 compared with 2012 following a 2% decrease in 2012 compared with 2011. The increase during 2013 was largely attributable to service contracts related to equipment and software, additional branch banking locations, and the acquisition of United Commerce Bancorp. The costs associated with United Commerce totaled $127,000 during 2013.

Data processing fees increased $694,000, or 65%, during 2013 compared with 2012. The increase was largely related to the resolution of a contractual dispute during 2012 related to the acquisition of American Community Bancorp. An expense for the cancellation of a data processing contract was recorded in the first half of 2011, and upon resolution of the contractual dispute, a portion of that accrued expense was reversed during 2012. Also contributing to the increase was $261,000 in data processing charges for United Commerce Bancorp. Data processing fees declined $1,021,000, or 49%, during 2012 compared with 2011. This decline was largely related to running the Bank of Evansville’s separate core processing system during the first four months of 2011 and aforementioned contractual issues.

Professional fees increased $330,000, or 15%, during 2013 compared with 2012 following an increase of $191,000, or 9%, during 2012 compared with 2011. The increase during 2013 compared with 2012 was largely related to professional fees associated with the acquisition of United Commerce Bancorp and related to fees associated with the Company’s review of its overall operating effectiveness and efficiency. The increase during 2012 compared with 2011 was attributable to increased professional fees related to strategic customer service and leadership development initiatives and increased legal fees.

Advertising and promotion increased $149,000, or 9%, during 2013 compared with 2012 following an increase of $189,000, or 12%, during 2012 compared with 2011. The increase during 2013 compared with 2012 was attributable to increased level of contributions and general advertising expenditures. The increase during 2012 was related to an increased level of contributions to community based organizations in the Company’s primary market areas.

Intangible amortization declined $239,000, or 14%, during 2013 compared with 2012 following a decline of $301,000, or 15%, in 2012 compared with 2011. The decline during 2013 compared with 2012 was related to a lower level of core deposit intangible amortization and a lower level of customer list intangible related to the Company’s property and casualty insurance operations. The decline during 2012 compared with 2011 was related to a lower level of core deposit intangible amortization.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 31.1%, 30.7%, and 27.6%, respectively, in 2013, 2012, and 2011. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects and investments in new market tax credit projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and its affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized, although these terms are not used to represent overall financial condition. The Company and its affiliate bank at year-end 2013 were categorized as well-capitalized as that term is defined by applicable regulations. See Note 8 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System (FRB) and Federal Deposit Insurance Corporation (FDIC)) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. Although the Company believes that these new rules, as they are phased in over a multi-year period commencing January 1, 2015, will in general increase the amount of capital that the Company and the Bank may be required to maintain, the Company does not presently expect that any materially burdensome compliance efforts with these final capital rules will be required of the Company prior to January 1, 2015. For additional information, also see the discussion in Item 1 of this Report.

As of December 31, 2013, shareholders’ equity increased by $15.1 million to $200.1 million compared with $185.0 million at year-end 2012. The increase in shareholders’ equity was primarily attributable to an increase of $17.7 million in retained earnings and an increase of $12.9 million in common stock and additional paid in capital. The increase in common stock and paid in capital was primarily the result of shares issued in conjunction with the acquisition of United Commerce Bancorp. These increases were partially offset by a decline of $15.6 million in accumulated other comprehensive income primarily related to a decrease in the fair value of the Company’s available-for-sale securities portfolio. Shareholders’ equity represented 9.3% of total assets at December 31, 2013 and 9.2% of total assets at December 31, 2012. Shareholders’ equity included $23.9 million of goodwill and other intangible assets at year-end 2013 compared to $21.6 million of goodwill and other intangible assets at December 31, 2012.

USES OF FUNDS

LOANS

December 31, 2013 loans outstanding increased approximately $177.3 million, or 15% from year-end 2012. The loans acquired from United Commerce Bancorp totaled approximately $76.9 million at year-end 2013. Commercial and industrial loans increased $15.6 million or 5%, commercial real estate loans increased $93.6 million or 19%, agricultural loans increased $13.0 million or 7%, consumer loans increased $15.1 million or 13%, and residential mortgage loans increased $40.1 million or 45% during 2013.

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

The composition of the loan portfolio has remained relatively stable over the past several years including 2013. The portfolio is most heavily concentrated in commercial real estate loans at 42% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate was limited to 21% of the total loan portfolio at year-end 2013. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company has only limited exposure in construction and development lending with this segment representing approximately 3% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Commercial and Industrial Loans and Leases	$350,955	$335,373	$293,172	$218,443	$188,962
Commercial Real Estate Loans	582,066	488,496	452,071	339,555	334,255
Agricultural Loans	192,880	179,906	167,693	165,166	156,845
Consumer Loans	130,628	115,540	124,479	118,244	114,736
Residential Mortgage Loans	128,683	88,586	86,134	77,310	84,677
Total Loans	1,385,212	1,207,901	1,123,549	918,718	879,475
Less: Unearned Income	(2,830)	(3,035)	(2,556)	(1,482)	(1,653)
Subtotal	1,382,382	1,204,866	1,120,993	917,236	877,822
Less: Allowance for Loan Losses	(14,584)	(15,520)	(15,312)	(13,317)	(11,016)
Loans, Net	$1,367,798	$1,189,346	$1,105,681	$903,919	$866,806

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	25%	28%	26%	24%	21%
Commercial Real Estate Loans	42%	40%	40%	37%	38%
Agricultural Loans	14%	15%	15%	18%	18%
Consumer Loans	10%	10%	11%	13%	13%
Residential Mortgage Loans	9%	7%	8%	8%	10%
Total Loans	100%	100%	100%	100%	100%

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

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2013, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within	One to Five	After
	One Year	Years	Five Years	Total

Commercial and Agricultural	$521,705	$514,308	$89,888	$1,125,901

	Interest Sensitivity
	Fixed Rate	Variable Rate

Loans Maturing After One Year	$160,412	$443,784

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2013	%	2012	%	2011	%

Federal Funds Sold and Other Short-term Investments	$22,762	3%	$7,463	1%	$32,737	6%
U.S. Treasury and Agency Securities	20,000	3	23,570	4	6,340	1
Corporate Securities	—	—	—	—	1,003	n/m	(1)
Obligations of State and Political Subdivisions	112,276	18	71,698	13	61,296	12
Mortgage-backed Securities - Residential	481,724	76	475,452	82	431,495	81
Equity Securities	353	n/m (1)	684	n/m (1)	684	n/m	(1)
Total Securities Portfolio	$637,115	100%	$578,867	100%	$533,555	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $58.2 million at year-end 2013 compared with year-end 2012 and increased $45.3 million at year-end 2012 compared with year-end 2011. The largest concentration in the investment portfolio continues to be in mortgage related securities representing 76% of the total securities portfolio at December 31, 2013. The Company’s level of obligations of state and political subdivisions increased to $112.3 million or 18% of the portfolio at December 31, 2013.

The Company’s equity securities portfolio at year-end 2013 and 2012 consisted of non-controlling common stock investments in unaffiliated banking companies. The decline in 2013 compared with year-end 2012 in the equity securities portfolio was primarily the result of the acquisition of United Commerce Bancorp effective October 1, 2013 in which the Company had a non-controlling common stock investment prior to the acquisition.

Investment Securities, at Carrying Value

(dollars in thousands)

	December 31,
Securities Held-to-Maturity	2013	2012	2011
Obligations of State and Political Subdivisions	$268	$346	$690

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$18,952	$23,472	$6,422
Corporate Securities	—	—	1,005
Obligations of State and Political Subdivisions	113,497	76,485	64,799
Mortgage-backed Securities - Residential	473,230	486,912	443,934
Equity Securities	353	733	684
Subtotal of Securities Available-for-Sale	606,032	587,602	516,844
Total Securities	$606,300	$587,948	$517,534

The Company’s $606.0 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of both available for sale and held to maturity debt securities at December 31, 2013 are shown in the following table by expected maturity. Mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2013

(dollars in thousands)

	Within		After One But		After Five But		After Ten
	One Year		Within Five Years		Within Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and Agency Securities	$—	N/A	$—	N/A	$20,000	1.30%	$—	N/A
Obligations of State and Political Subdivisions	2,935	4.91%	10,158	3.50%	49,906	5.16%	49,277	5.53%
Mortgage-backed Securities - Residential	12,682	3.70%	314,260	2.30%	154,782	2.03%	—	N/A

Total Securities	$15,617	3.93%	$324,418	2.34%	$224,688	2.66%	$49,277	5.53%

A tax-equivalent adjustment using a tax rate of 35 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2013. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”), parent company term debt, and junior subordinated debentures assumed as a part of the American Community Bancorp, Inc. acquisition which was completed in 2011, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term Borrowings	$83,507	$43,039	$24,087	$10,776	$5,605
Time Deposits	349,034	174,109	142,338	32,408	179
Capital Lease Obligation	8,658	495	990	960	6,213
Operating Lease Commitments	3,486	608	957	413	1,508
Total Contractual Obligations	$444,685	$218,251	$168,372	$44,557	$13,505

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2013	2012	2011	2013	2012
Demand Deposits
Non-interest-bearing	$355,841	$313,812	$256,544	13%	22%
Interest-bearing	534,095	512,232	478,486	4	7
Savings Deposits	134,283	116,515	95,748	15	22
Money Market Accounts	332,108	318,960	296,418	4	8
Other Time Deposits	223,239	255,722	285,564	(13)	(10)
Total Core Deposits	1,579,566	1,517,241	1,412,760	4	7
Certificates of Deposits of $100,000 or more and Brokered Deposits	116,230	101,471	108,444	15	(6)
FHLB Advances and Other Borrowings	136,569	118,201	126,922	16	(7)
Total Funding Sources	$1,832,365	$1,736,913	$1,648,126	5	5

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:

(dollars in thousands)

	3 Months	3 Thru	6 Thru	Over
	Or Less	6 Months	12 Months	12 Months	Total

December 31, 2013	$44,574	$21,219	$20,443	$38,437	$124,673

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $62.3 million, or 4%, during 2013 following a $104.5 million, or 7%, increase during 2012. During both 2013 and 2012, the increase in average core deposits came from across the Company’s branch network and market areas. The acquisition of United Community Bancorp, which occurred in the fourth quarter of 2013, had a relatively minor impact on the average core deposit balances.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 86% of average total funding sources during 2013 compared with 87% during 2012 and 86% during 2011.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 8% during 2013 following 12% growth during 2012. Average demand, savings, and money market deposits totaled $1.356 billion or 86% of core deposits (74% of total funding sources) in 2013 compared with $1.262 billion or 83% of core deposits (73% of total funding sources) in 2012 and $1.127 billion or 80% of core deposits (68% of total funding sources) in 2011.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These deposits declined by 13% during 2013 following a decrease of 10% in 2012. Other time deposits comprised 14% of core deposits in 2013, 17% in 2012 and 20% in 2011.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds increased $18.4 million, or 16%, during 2013 following a decline of $8.7 million, or 7% in 2012. Borrowings comprised approximately 7% of average total funding sources in 2013 and 2012 and 8% in 2011.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $14.8 million, or 15% during 2013 following a decrease of $7.0 million, or 6% during 2012. Large certificates and brokered deposits comprised approximately 6% of average total funding sources in 2013 and 2012 and 7% in 2011. This type of funding is used as both long-term and short-term funding sources.

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

At year-end 2013, the Company had an outstanding credit facility pursuant to which the parent company was obligated for a term loan made to the parent company in January 2013 in the original principal amount of $10 million, of which $7 million was outstanding as of year-end 2013. Of the remaining $7 million principal amount of the term loan (which may be prepaid at any time without premium or penalty), $3 million is payable on or before December 31, 2014 and the remaining $4 million of principal is due on or before the maturity of the Term Note on December 30, 2015. Interest is payable quarterly at a floating rate based upon 90-day LIBOR plus a margin.

The Company also has a $10 million revolving line of credit with the same lender that will mature on December 31, 2014. Borrowings are available for general working capital purposes from time to time; no borrowings have yet been made under the revolving line of credit. Quarterly interest payments calculated at the same floating rate as then in effect for the Term Note will be payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2013.

Effective January 1, 2011, and as a result of the acquisition of American Community Bancorp, Inc., the Company assumed long-term debt obligations of American Community in the form of two junior subordinated debentures issued by American Community in the aggregate unpaid principal amount of approximately $8.3 million. The junior subordinated debentures were issued to certain statutory trusts established by American Community (in support of related issuances of trust preferred securities issued by those trusts) and both mature in single installments of principal payable in 2035, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2013 approximately $4.9 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

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

Allowance for Loan Losses (dollars in thousands)	Years Ended December 31,
	2013	2012	2011	2010	2009

Balance of Allowance for Possible Losses at Beginning of Period	$15,520	$15,312	$13,317	$11,016	$9,522

Loans Charged-off:
Commercial and Industrial Loans	503	162	1,513	345	941
Commercial Real Estate Loans	538	1,789	2,604	2,842	1,248
Agricultural Loans	—	—	—	44	—
Consumer Loans	607	380	575	465	640
Residential Mortgage Loans	24	199	497	518	345
Total Loans Charged-off	1,672	2,530	5,189	4,214	3,174

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans	128	74	98	24	—
Commercial Real Estate Loans	102	97	139	1,089	588
Agricultural Loans	—	—	—	—	17
Consumer Loans	148	125	131	171	192
Residential Mortgage Loans	8	30	16	6	121
Total Recoveries	386	326	384	1,290	918

Net Loans Recovered (Charged-off)	(1,286)	(2,204)	(4,805)	(2,924)	(2,256)
Additions to Allowance Charged to Expense	350	2,412	6,800	5,225	3,750
Balance at End of Period	$14,584	$15,520	$15,312	$13,317	$11,016

Net Charge-offs to Average Loans Outstanding	0.10%	0.19%	0.43%	0.32%	0.25%
Provision for Loan Losses to Average Loans Outstanding	0.03%	0.21%	0.61%	0.58%	0.42%
Allowance for Loan Losses to Total Loans at Year-end	1.05%	1.29%	1.37%	1.45%	1.25%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Commercial and Industrial Loans	$3,983	$4,555	$3,493	$3,713	$2,146
Commercial Real Estate Loans	8,335	8,931	9,297	7,497	6,477
Agricultural Loans	946	989	926	750	872
Consumer Loans	427	355	448	582	520
Residential Mortgage Loans	281	186	402	543	545
Unallocated	612	504	746	232	456

Total Allowance for Loan Losses	$14,584	$15,520	$15,312	$13,317	$11,016

The Company’s allowance for loan losses totaled $14.6 million at December 31, 2013 representing a decrease of $936,000 or 6% compared with year-end 2012. The significant contributing factors that led to the decrease of the allowance for loan losses included positive trends in the level of non-performing and adversely classified loans as well as a decline in the level of net-charge-offs in 2013 compared with 2012.

The allowance for loan losses represented 1.05% of period end loans at December 31, 2013 compared with 1.29% at December 31, 2012. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $5.9 million (including $3.9 million attributable to the United Commerce acquisition) as of December 31, 2013 and $3.5 million at year-end 2012.

The allowance for loan loss at year-end 2013 represented 174% of non-performing loans compared to 150% at year-end 2012. Net charge-offs totaled $1.3 million or 0.10% of average loans during 2013 compared with net charge-offs of $2.2 million or 0.19% of average loans outstanding during 2012.

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

Non-performing Assets	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Non-accrual Loans	$8,378	$10,357	$17,857	$10,150	$8,374
Past Due Loans (90 days or more)	8	—	—	671	113
Total Non-performing Loans	8,386	10,357	17,857	10,821	8,487
Other Real Estate	1,029	1,645	2,343	2,095	2,363
Total Non-performing Assets	$9,415	$12,002	$20,200	$12,916	$10,850

Restructured Loans	$2,418	$362	$409	$396	$306

Non-performing Loans to Total Loans	0.61%	0.86%	1.59%	1.18%	0.97%

Allowance for Loan Losses to Non-performing Loans	173.91%	149.85%	85.75%	123.07%	129.80%

Non-performing assets totaled $9.4 million or 0.44% of total assets at December 31, 2013 compared to $12.0 million or 0.60% of total assets at December 31, 2012. Non-performing loans totaled $8.4 million or 0.61% of total loans at December 31, 2013 representing a $2.0 million, or 19%, decline in non-performing loans compared to the $10.4 million of non-performing loans at December 31, 2012.

The improvement in non-performing loans was largely the result of the placement of a commercial and industrial loan to a mechanical contractor back into accrual status based on the performance of the loan and company over an extended period of time. This loan was restructured and placed into non-accrual status in a prior period. After upgrading, because the loan was previously restructured, the Company continues to carry this credit as a restructured loan at December 31, 2013. This resulted in the increase in restructured loans to $2.4 million at December 31, 2013 compared to $0.4 million at December 31, 2012.

Non-accrual commercial real estate loans totaled $6.7 million at December 31, 2013 representing a decline of $0.6 million, or 8%, from the $7.3 million of non-accrual commercial real estate loans at year-end 2012. Non-accrual commercial real estate loans represented 79% of the total non-performing loans at December 31, 2013 compared to 70% of total non-performing loans at year-end 2012. Non-accrual commercial and industrial loans totaled $0.03 million at December 31, 2013 representing a decrease of $2.4 million, or 99%, from the $2.5 million of non-accrual commercial and industrial loans at December 31, 2012. Non-accrual commercial and industrial loans represented less than 1% of the total non-performing loans at December 31, 2013 compared with 24% of total non-performing loans at year-end 2012. Non-accrual residential mortgage loans totaled $1.3 million at December 31, 2013 representing an increase of $1.1 million from the $0.2 million at year-end 2012. Non-accrual residential mortgage loans represented 16% of the total non-performing loans at December 31, 2013 compared to 2% of total non-performing loans at year-end 2012.

At December 31, 2013, two commercial loan relationships represented approximately 47% of the total non-performing loans of the Company and represented the only loan relationships greater than $1.0 million included in non-performing loans. The first relationship was a $2.1 million commercial real estate loan secured by various commercial real estate properties. This loan was in non-performing status as of December 31, 2012. The borrower has made all contractual payments due during 2013 and the principal balance of the loan was reduced by approximately $0.6 million during 2013. The second relationship was a $1.9 million commercial real estate loan secured by a commercial warehouse facility. This loan was in non-performing status as of year-end 2012. The borrower has made all contractual payments due during 2013 and the principal balance of this relationship was reduced by $0.09 million during 2013.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2013 or 2012. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $1,705,000 at December 31, 2013 compared with $148,000 at December 31, 2012. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 20% of total non-performing loans at December 31, 2013 compared with approximately 1% of total non-performing loans at December 31, 2012.

Past due purchased loans with evidence of credit deterioration since origination totaled $1,250,000 at December 31, 2013 and $118,000 at year-end 2012. Past due purchased loans with evidence of credit deterioration since origination represented approximately 16% of total past due loans at December 31, 2013 and approximately 1% of total past due loans at year-end 2012.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $9.0 million at December 31, 2013 compared with $7.3 million at December 31, 2012. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 25% of total adversely classified loans at December 31, 2013 compared with approximately 19% of total adversely classified loans at year-end 2012.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment including purchase credit impaired loans totaled $8.9 million at December 31, 2013. For additional detail on impaired loans, see Note 4 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-accrual loans for 2013 was $172,000. The gross interest income that would have been recognized in 2013 on non-performing loans if the loans had been current in accordance with their original terms was $675,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2013 the Company’s estimated NPV might be expected to decrease under either an increase or decrease of 2% in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2013

			Net Portfolio Value
	Net Portfolio		as a % of Present Value
	Value		of Assets
Changes
in Rates	Amount	% Change	NPV Ratio	Change
+2%	$191,689	(17.09)%	9.28%	(139	) b.p.
+1%	211,987	(8.31)%	10.02%	(65	) b.p.
Base	231,209	—	10.67%	—
-1%	219,248	(5.17)%	9.98%	(69	) b.p.
-2%	207,280	(10.35)%	9.36%	(131	) b.p.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

German American Bancorp, Inc.

Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Indianapolis, Indiana

March 13, 2014

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2013	2012
ASSETS
Cash and Due from Banks	$37,370	$41,624
Federal Funds Sold and Other Short-term Investments	22,762	7,463

Cash and Cash Equivalents	60,132	49,087

Interest-bearing Time Deposits with Banks	100	2,707
Securities Available-for-Sale, at Fair Value	606,032	587,602
Securities Held-to-Maturity, at Cost (Fair value of $271 and $351 on
December 31, 2013 and 2012, respectively)	268	346

Loans Held-for-Sale, at Fair Value	9,265	16,641

Loans	1,385,212	1,207,901
Less: Unearned Income	(2,830)	(3,035)
Allowance for Loan Losses	(14,584)	(15,520)
Loans, Net	1,367,798	1,189,346

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	9,004	8,340
Premises, Furniture and Equipment, Net	40,430	36,554
Other Real Estate	1,029	1,645
Goodwill	20,536	18,865
Intangible Assets	3,328	2,692
Company Owned Life Insurance	31,178	30,223
Accrued Interest Receivable and Other Assets	14,727	62,252

TOTAL ASSETS	$2,163,827	$2,006,300

LIABILITIES
Non-interest-bearing Demand Deposits	$400,024	$349,174
Interest-bearing Demand, Savings, and Money Market Accounts	1,063,098	962,574
Time Deposits	349,034	329,183

Total Deposits	1,812,156	1,640,931

FHLB Advances and Other Borrowings	140,770	161,006
Accrued Interest Payable and Other Liabilities	10,804	19,337

TOTAL LIABILITIES	1,963,730	1,821,274

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,174	12,637
Additional Paid-in Capital	108,022	95,617
Retained Earnings	84,164	66,421
Accumulated Other Comprehensive Income (Loss)	(5,263)	10,351

TOTAL SHAREHOLDERS’ EQUITY	200,097	185,026

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,163,827	$2,006,300

End of period shares issued and outstanding	13,173,793	12,636,656

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2013	2012	2011

INTEREST INCOME

Interest and Fees on Loans	$61,632	$61,691	$64,445
Interest on Federal Funds Sold and Other Short-term Investments	30	91	216
Interest and Dividends on Securities:
Taxable	11,091	12,946	13,677
Non-taxable	2,919	2,432	1,823

TOTAL INTEREST INCOME	75,672	77,160	80,161

INTEREST EXPENSE

Interest on Deposits	4,697	6,958	11,986
Interest on FHLB Advances and Other Borrowings	2,458	3,954	4,194

TOTAL INTEREST EXPENSE	7,155	10,912	16,180

NET INTEREST INCOME	68,517	66,248	63,981

Provision for Loan Losses	350	2,412	6,800

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,167	63,836	57,181

NON-INTEREST INCOME

Trust and Investment Product Fees	3,358	2,657	2,145
Service Charges on Deposit Accounts	4,144	4,076	4,154
Insurance Revenues	6,217	5,524	5,819
Company Owned Life Insurance	965	974	1,100
Interchange Fee Income	1,854	1,724	1,501
Other Operating Income	2,003	1,955	1,452
Net Gains on Sales of Loans	2,645	3,234	2,381
Net Gain on Securities	2,429	1,667	3,024

TOTAL NON-INTEREST INCOME	23,615	21,811	21,576

NON-INTEREST EXPENSE
Salaries and Employee Benefits	31,482	29,086	27,992
Occupancy Expense	4,545	4,277	4,264
Furniture and Equipment Expense	3,196	2,787	2,934
FDIC Premiums	1,050	1,116	1,473
Data Processing Fees	1,765	1,071	2,092
Professional Fees	2,577	2,247	2,056
Advertising and Promotion	1,863	1,714	1,525
Intangible Amortization	1,416	1,655	1,956
Other Operating Expenses	7,011	6,970	6,490

TOTAL NON-INTEREST EXPENSE	54,905	50,923	50,782

Income before Income Taxes	36,877	34,724	27,975
Income Tax Expense	11,464	10,669	7,726

NET INCOME	$25,413	$24,055	$20,249

Basic Earnings per Share	$1.99	$1.91	$1.61
Diluted Earnings per Share	$1.98	$1.90	$1.61

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2013	2012	2011

NET INCOME	$25,413	$24,055	$20,249

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	(22,169)	1,495	11,830
Reclassification Adjustment for Losses (Gains) Included in Net Income	(2,429)	(1,667)	(3,024)
Tax Effect	8,724	48	(3,129)
Net of Tax	(15,874)	(124)	5,677
Defined Benefit Pension Plans
Net (Loss) Gain Arising During the Period	749	(155)	14
Reclassification Adjustment for Amortization of Prior Service Cost and Net
(Gain) Loss Included in Net Periodic Pension Cost	(373)	78	(7)
Tax Effect	(145)	30	(3)
Net of Tax	231	(47)	4
Postretirement Benefit Obligation
Net (Loss) Gain Arising During the Period	80	(79)	(122)
Reclassification Adjustment for Amortization of Prior Service Cost and Net
(Gain) Loss Included in Net Periodic Pension Cost	(37)	42	57
Tax Effect	(14)	16	27
Net of Tax	29	(21)	(38)

Total Other Comprehensive Income (Loss)	(15,614)	(192)	5,643

COMPREHENSIVE INCOME	$9,799	$23,863	$25,892

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2011	11,105,583	$11,105	$69,297	$36,232	$4,900	$121,534

Net Income				20,249		20,249
Other Comprehensive Income (Loss)					5,643	5,643
Cash Dividends ($.56 per share)				(7,047)		(7,047)
Issuance of Common Stock for:
Exercise of Stock Options	1,652	2	10			12
Acquisition of American Community Bancorp, Inc.	1,448,520	1,449	25,123			26,572
Restricted Share Grants	38,503	38	597			635
Employee Stock Purchase Plan			(25)			(25)
Income Tax Benefit From Restricted Share Grant			37			37

Balances, December 31, 2011	12,594,258	12,594	95,039	49,434	10,543	167,610

Net Income				24,055		24,055
Other Comprehensive Income (Loss)					(192)	(192)
Cash Dividends ($.56 per share)				(7,068)		(7,068)
Issuance of Common Stock for:
Exercise of Stock Options	7,278	8	29			37
Restricted Share Grants	35,120	35	593			628
Employee Stock Purchase Plan			(67)			(67)
Income Tax Benefit From Restricted Share Grant			23			23

Balances, December 31, 2012	12,636,656	12,637	95,617	66,421	10,351	185,026

Net Income				25,413		25,413
Other Comprehensive Income (Loss)					(15,614)	(15,614)
Cash Dividends ($.60 per share)				(7,670)		(7,670)
Issuance of Common Stock for:
Exercise of Stock Options	1,999	2	18			20
Acquisition of United Commerce Bancorp	502,560	503	12,071			12,574
Restricted Share Grants	32,578	32	297			329
Employee Stock Purchase Plan			(9)			(9)
Income Tax Benefit From Restricted Share Grant			28			28

Balances, December 31, 2013	13,173,793	$13,174	$108,022	$84,164	$(5,263)	$200,097

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012	2011
Net Income	$25,413	$24,055	$20,249
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,875	4,567	2,509
Depreciation and Amortization	4,461	4,688	5,139
Loans Originated for Sale	(158,845)	(181,993)	(143,738)
Proceeds from Sales of Loans Held-for-Sale	169,242	189,984	136,364
Loss in Investment in Limited Partnership	—	—	20
Provision for Loan Losses	350	2,412	6,800
Gain on Sale of Loans, net	(2,645)	(3,234)	(2,381)
Gain on Securities, net	(2,429)	(1,667)	(3,024)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	291	(221)	165
Loss (Gain) on Disposition and Impairment of Premises and Equipment	(70)	(1)	28
Post Retirement Medical Benefit	17	31	—
Other-than-temporary Impairment on Securities	—	—	110
Increase in Cash Surrender Value of Company Owned Life Insurance	(955)	(960)	(1,107)
Equity Based Compensation	329	628	635
Excess Tax Benefit from Restricted Share Grant	(28)	(23)	(37)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	6,016	3,433	5,020
Interest Payable and Other Liabilities	(2,376)	298	(136)
Net Cash from Operating Activities	41,646	41,997	26,616

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	2,690	3,236	6,223
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	136,173	143,253	99,272
Redemption of Federal Reserve Bank Stock	—	—	694
Proceeds from Sales of Securities Available-for-Sale	162,344	92,344	20,061
Purchase of Securities Available-for-Sale	(271,218)	(312,063)	(296,547)
Proceeds from Maturities of Securities Held-to-Maturity	78	344	915
Proceeds from Redemption of Federal Home Loan Bank Stock	—	—	1,523
Purchase of Loans	(744)	—	—
Proceeds from Sales of Loans	3,250	9,560	3,364
Loans Made to Customers, net of Payments Received	(102,722)	(98,620)	3,498
Proceeds from Sales of Other Real Estate	2,081	3,899	4,231
Property and Equipment Expenditures	(3,659)	(3,617)	(3,965)
Proceeds from Sales of Property and Equipment	88	1	12
Acquire Capitalized Lease	(1,455)	—	(7)
Acquisition of United Commerce Bank	5,858	—	—
Acquisition of American Community Bancorp, Inc.	—	—	55,780
Net Cash from Investing Activities	(67,236)	(161,663)	(104,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	64,645	84,779	166,416
Change in Short-term Borrowings	(18,000)	31,515	(32,682)
Advances in Long-term Debt	47,000	20,000	—
Repayments of Long-term Debt	(49,379)	(21,569)	(6,549)
Issuance of Common Stock	20	37	12
Income Tax Benefit from Restricted Share Grant	28	23	37
Employee Stock Purchase Plan	(9)	(67)	(25)
Dividends Paid	(7,670)	(7,068)	(7,047)
Net Cash from Financing Activities	36,635	107,650	120,162

Net Change in Cash and Cash Equivalents	11,045	(12,016)	41,832
Cash and Cash Equivalents at Beginning of Year	49,087	61,103	19,271
Cash and Cash Equivalents at End of Year	$60,132	$49,087	$61,103

Cash Paid During the Year for
Interest	$7,653	$11,521	$16,577
Income Taxes	10,268	8,990	6,693

Supplemental Non Cash Disclosures (See Note 17 for Business Combinations)
Loans Transferred to Other Real Estate	$851	$2,980	$3,492
Securities Transferred to Accounts Receivable	—	45,803	43,167
Accounts Receivable Transferred to Securities	(45,803)	(43,167)	—

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

German American Bancorp, Inc. operations are primarily comprised of three business segments: core banking, trust and investment advisory services, and insurance operations. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates susceptible to change in the near term include the allowance for loan losses, fair value of financial instruments, other-than-temporary impairment of securities, the valuation allowance on deferred tax assets, and loss contingencies.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. For 2012 and 2011, the Company utilized a 4 quarter rolling historical loan loss average. Beginning in 2013, management deemed a rolling 12 quarter historical loan loss average to be more indicative of the inherent losses in the Company’s loan portfolio in the current economic environment than the 4 quarter average. As the Company continues to monitor the current portfolio, the methodology could change in the future.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and risk classifications and is based on the actual loss history experienced by the Company over the most recent twelve quarters. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Loans and Retail Loans. Commercial Loans have been classified according to the following risk characteristics: Commercial and Industrial Loans and Leases, Commercial Real Estate, and Agricultural Loans. Commercial and Industrial loans are primarily based on the cash flows of the business operations and secured by assets being financed and other assets such as accounts receivable and inventory. Commercial Real Estate Loans and Agricultural Loans are primarily based on cash flow of the borrower and their business and further secured by real estate. All types of commercial and agricultural (real estate secured and non-real estate) may also come with personal guarantees of the borrowers and business owners. Retail Loans have been classified according to the following risk characteristics: Home Equity Loans, Consumer Loans and Residential Mortgage Loans. Retail loans are generally dependent on personal income of the customer, and repayment is dependent on borrower’s personal cash flow and employment status which can be affected by general economic conditions. Additionally, collateral values may fluctuate based on the impact of economic conditions on residential real estate values and other consumer type assets such as automobiles.

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

Restrictions on Cash

At December 31, 2013 and 2012, respectively, the Company was required to have $7,431 and $10,752 on deposit with the Federal Reserve, or as cash on hand.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in unrecognized amounts in pension and other postretirement benefits, which are also recognized as a separate component of equity.

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

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale:	Cost	Gains	Losses	Value

2013
U.S. Treasury and Agency Securities	$20,000	$—	$(1,048)	$18,952
Obligations of State and Political Subdivisions	112,008	2,388	(899)	113,497
Mortgage-backed Securities – Residential	481,724	3,497	(11,991)	473,230
Equity Securities	353	—	—	353
Total	$614,085	$5,885	$(13,938)	$606,032

2012
U.S. Treasury and Agency Securities	$23,570	$40	$(138)	$23,472
Obligations of State and Political Subdivisions	71,352	5,145	(12)	76,485
Mortgage-backed Securities - Residential	475,452	11,505	(45)	486,912
Equity Securities	684	49	—	733
Total	$571,058	$16,739	$(195)	$587,602

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
Securities Held-to-Maturity:	Amount	Gains	Losses	Value

2013
Obligations of State and Political Subdivisions	$268	$3	$—	$271

2012
Obligations of State and Political Subdivisions	$346	$5	$—	$351

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

The amortized cost and fair value of Securities at December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized	Fair
	Cost	Value
Securities Available-for-Sale:
Due in one year or less	$2,935	$2,996
Due after one year through five years	9,890	10,038
Due after five years through ten years	69,906	69,802
Due after ten years	49,277	49,613
Mortgage-backed Securities - Residential	481,724	473,230
Equity Securities	353	353
Total	$614,085	$606,032

	Carrying	Fair
	Amount	Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	268	271
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$268	$271

Proceeds from the Sales of Securities are summarized below:

	2013	2012	2011
	Available-	Available-	Available-
	for-Sale	for-Sale	for-Sale

Proceeds from Sales	$162,344	$92,344	$20,061
Gross Gains on Sales	2,086	1,667	2,089

Income Taxes on Gross Gains	730	583	721

The Company held a minority interest in United Commerce Bancorp prior to the acquisition on October 1, 2013. For the year ended December 31, 2013, the Company recognized a gain of $343 on the stock held of United Commerce Bancorp as a result of the acquisition.

The Company held a minority interest in American Community Bancorp, Inc. prior to the acquisition on January 1, 2011. For the year ended December 31, 2011, the Company recognized a gain of $1.045 million on the stock held of American Community Bancorp, Inc. as a result of the acquisition.

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $141,240 and $61,744 as of December 31, 2013 and 2012, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Below is a summary of securities with unrealized losses as of year-end 2013 and 2012, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At December 31, 2013
U.S. Treasury and Agency Securities	$18,952	$(1,048)	$—	$—	$18,952	$(1,048)
Obligations of State and Political Subdivisions	38,878	(899)	—	—	38,878	(899)
Mortgage-backed Securities - Residential	346,028	(11,903)	1,735	(88)	347,763	(11,991)
Equity Securities	—	—	—	—	—	—
Total	$403,858	$(13,850)	$1,735	$(88)	$405,593	$(13,938)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
At December 31, 2012
U.S. Treasury and Agency Securities	$19,862	$(138)	$—	$—	$19,862	$(138)
Obligations of State and Political Subdivisions	1,042	(12)	—	—	1,042	(12)
Mortgage-backed Securities - Residential	18,323	(45)	—	—	18,323	(45)
Equity Securities	—	—	—	—	—	—
Total	$39,227	$(195)	$—	$—	$39,227	$(195)

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

The Company’s equity securities consist of non-controlling investments in other banking organizations. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. At December 31, 2013 and 2012, none of the Company’s equity securities had an unrealized loss.

NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $17.9 million and $6.1 million at December 31, 2013 and 2012, respectively. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2013		2012
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$17,853	$866	$6,051	$187

Included in Other Liabilities:
Interest Rate Swaps	$17,853	$737	$6,051	$178

The following tables present the effect of derivative instruments on the Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—
Included in Other Income / (Expense)	528	163	—

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2013	2012
Commercial:
Commercial and Industrial Loans and Leases	$350,955	$335,373
Commercial Real Estate Loans	582,066	488,496
Agricultural Loans	192,880	179,906
Retail:
Home Equity Loans	81,504	74,437
Consumer Loans	49,124	41,103
Residential Mortgage Loans	128,683	88,586
Subtotal	1,385,212	1,207,901
Less: Unearned Income	(2,830)	(3,035)
Allowance for Loan Losses	(14,584)	(15,520)
Loans, net	$1,367,798	$1,189,346

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2013, 2012 and 2011:

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
December 31, 2013
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	(197)	(160)	(43)	419	112	111	108	350
Recoveries	128	102	—	—	148	8	—	386
Loans Charged-off	(503)	(538)	—	(321)	(286)	(24)	—	(1,672)
Ending Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
December 31, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	1,150	1,326	63	(32)	194	(47)	(242)	2,412
Recoveries	74	97	—	2	123	30	—	326
Loans Charged-off	(162)	(1,789)	—	(87)	(293)	(199)	—	(2,530)
Ending Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520

	Commercial
	and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated	Total
December 31, 2011
Beginning Balance	$3,713	$7,497	$750	$220	$362	$543	$232	$13,317
Provision for Loan Losses	1,195	4,265	176	287	23	340	514	6,800
Recoveries	98	139	—	6	125	16	—	384
Loans Charged-off	(1,513)	(2,604)	—	(255)	(320)	(497)	—	(5,189)
Ending Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312

In determining the adequacy of the allowance for loan loss, general allocations are made for pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for current economic factors and portfolio trends. For 2012 and 2011, the Company utilized a 4 quarter rolling historical loan loss average. Beginning in 2013, management deemed a rolling 12 quarter historical loan loss average to be more indicative of the inherent losses in the Company’s loan portfolio in the current economic environment than the 4 quarter average. This change in methodology resulted in an increase to the required loan loss allowance of approximately $280 in 2013.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2013 and 2012:

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
December 31, 2013	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$3,095	$45	$3,050	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	11,481	3,938	5,277	946	239	188	281	612
Acquired with Deteriorated Credit Quality	8	—	8	—	—	—	—	—
Total Ending Allowance Balance	$14,584	$3,983	$8,335	$946	$239	$188	$281	$612

Loans:
Loans Individually Evaluated for Impairment	$8,458	$2,114	$6,344	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,367,591	347,808	566,389	195,171	81,812	49,131	127,280	—
Loans Acquired with Deteriorated Credit Quality	14,753	1,981	10,871	—	—	134	1,767	—
Total Ending Loans Balance (1)	$1,390,802	$351,903	$583,604	$195,171	$81,812	$49,265	$129,047	$—

(1) Total recorded investment in loans includes $5,590 in accrued interest.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

		Commercial
		and
		Industrial	Commercial		Home		Residential
		Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
December 31, 2012	Total	Leases	Loans	Loans	Loans	Loans	Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$5,323	$1,279	$3,894	$150	$—	$—	$—	$—
Collectively Evaluated for Impairment	10,109	3,208	5,017	839	141	214	186	504
Acquired with Deteriorated Credit Quality	88	68	20	—	—	—	—	—
Total Ending Allowance Balance	$15,520	$4,555	$8,931	$989	$141	$214	$186	$504

Loans:
Loans Individually Evaluated for Impairment	$12,520	$2,547	$7,550	$2,423	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,189,729	331,920	473,209	180,152	74,699	41,083	88,666	—
Loans Acquired with Deteriorated Credit Quality	11,174	1,840	9,037	—	—	148	149	—
Total Ending Loans Balance (1)	$1,213,423	$336,307	$489,796	$182,575	$74,699	$41,231	$88,815	$—

(1) Total recorded investment in loans includes $5,522 in accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance(1)	Investment	Allocated
December 31, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,163	$2,072	$—
Commercial Real Estate Loans	4,710	2,383	—
Agricultural Loans	—	—	—
Subtotal	6,873	4,455	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	45	45	45
Commercial Real Estate Loans	4,428	4,417	3,058
Agricultural Loans	—	—	—
Subtotal	4,473	4,462	3,103
Total	$11,346	$8,917	$3,103

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$987	$451	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$33	$8	$8

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance(1)	Investment	Allocated
December 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$108	$87	$—
Commercial Real Estate Loans	4,312	2,154	—
Agricultural Loans	2,126	2,137	—
Subtotal	6,546	4,378	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,642	2,581	1,347
Commercial Real Estate Loans	5,579	5,418	3,914
Agricultural Loans	285	286	150
Subtotal	8,506	8,285	5,411
Total	$15,052	$12,663	$5,411

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$45	$25	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$155	$118	$88

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

The following table presents loans individually evaluated for impairment by class of loans for the years ended December 31, 2013 and 2012:

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
December 31, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,192	$65	$65
Commercial Real Estate Loans	2,251	5	7
Agricultural Loans	1,420	209	225
Subtotal	4,863	279	297
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,360	3	3
Commercial Real Estate Loans	5,424	22	18
Agricultural Loans	—	—	—
Subtotal	6,784	25	21
Total	$11,647	$304	$318

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$30	$3	$3
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$142	$2	$2

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
December 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$252	$3	$3
Commercial Real Estate Loans	4,506	18	18
Agricultural Loans	535	2	2
Subtotal	5,293	23	23
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,726	9	8
Commercial Real Estate Loans	6,660	23	19
Agricultural Loans	74	—	—
Subtotal	9,460	32	27
Total	$14,753	$55	$50

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$26	$2	$2
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$154	$6	$4

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Recognized
December 31, 2011
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,107	$9	$9
Commercial Real Estate Loans	4,438	75	75
Agricultural Loans	19	6	6
Subtotal	5,564	90	90
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,642	11	11
Commercial Real Estate Loans	9,390	37	34
Agricultural Loans	—	—	—
Subtotal	13,032	48	45
Total	$18,596	$138	$135

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$28	$4	$4
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$77	$1	$1

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2013 and 2012:

			Loans Past Due
			90 Days or More
	Non-Accrual		& Still Accruing
	2013	2012	2013	2012
Commercial and Industrial Loans and Leases	$31	$2,480	$—	$—
Commercial Real Estate Loans	6,658	7,275	8	—
Agricultural Loans	—	—	—	—
Home Equity Loans	114	178	—	—
Consumer Loans	236	167	—	—
Residential Mortgage Loans	1,339	257	—	—
Total	$8,378	$10,357	$8	$—
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,705	$148	$—	$—

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2013 and 2012:

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2013
Commercial and Industrial Loans and Leases	$351,903	$256	$78	$—	$334	$351,569
Commercial Real Estate Loans	583,604	613	62	2,234	2,909	580,695
Agricultural Loans	195,171	62	—	—	62	195,109
Home Equity Loans	81,812	303	33	114	450	81,362
Consumer Loans	49,265	149	66	102	317	48,948
Residential Mortgage Loans	129,047	2,206	192	1,115	3,513	125,534
Total (1)	$1,390,802	$3,589	$431	$3,565	$7,585	$1,383,217
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$14,753	$148	$—	$1,103	$1,251	$13,502

(1) Total recorded investment in loans includes $5,590 in accrued interest.

				90 Days
		30-59 Days	60-89 Days	or More	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due
December 31, 2012
Commercial and Industrial Loans and Leases	$336,307	$436	$133	$448	$1,017	$335,290
Commercial Real Estate Loans	489,796	1,352	—	2,063	3,415	486,381
Agricultural Loans	182,575	42	14	—	56	182,519
Home Equity Loans	74,699	177	48	178	403	74,296
Consumer Loans	41,231	431	23	18	472	40,759
Residential Mortgage Loans	88,815	2,070	495	257	2,822	85,993
Total (1)	$1,213,423	$4,508	$713	$2,964	$8,185	$1,205,238
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,174	$—	$120	$—	$120	$11,054

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

During the years ended December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. There were no troubled debt restructurings for the years ended December 31, 2013 and 2012 for loans acquired with deteriorated credit quality at the time of acquisition.

The following table presents the recorded investment of troubled debt restructurings by class of loans as of December 31, 2013 and 2012:

	Total	Performing	Non-Accrual(1)
December 31, 2013
Commercial and Industrial Loans and Leases	$2,092	$2,086	$6
Commercial Real Estate Loans	4,325	364	3,961
Total	$6,417	$2,450	$3,967

	Total	Performing	Non-Accrual(1)
December 31, 2012
Commercial and Industrial Loans and Leases	$2,461	$66	$2,395
Commercial Real Estate Loans	6,031	304	5,727
Total	$8,492	$370	$8,122

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company has committed to lending an additional amount of $40 as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings. The Company had not committed to lending any additional amounts as of December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2013, 2012 and 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
December 31, 2013	Loans	Investment	Investment
Commercial and Industrial Loans and Leases	1	$224	$230
Commercial Real Estate Loans	1	81	118
Total	2	$305	$348

The troubled debt restructurings described above decreased the allowance for loan losses by $210 and resulted in charge-offs of $0 during the year ending December 31, 2013.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
December 31, 2012	Loans	Investment	Investment
Commercial and Industrial Loans and Leases	2	$9	$9
Commercial Real Estate Loans	—	—	—
Total	2	$9	$9

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the year ending December 31, 2012.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
December 31, 2011	Loans	Investment	Investment
Commercial and Industrial Loans and Leases	4	$4,541	$4,499
Commercial Real Estate Loans	6	7,099	6,850
Total	10	$11,640	$11,349

The troubled debt restructurings described above increased the allowance for loan losses by $1,945 and resulted in charge-offs of $834 during the year ending December 31, 2011.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2013, 2012 and 2011:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
December 31, 2013
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the year ending December 31, 2013.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial and Industrial Loans and Leases	$324,685	$15,485	$11,733	$—	$351,903
Commercial Real Estate Loans	539,533	20,168	23,903	—	583,604
Agricultural Loans	192,609	2,357	205	—	195,171
Total	$1,056,827	$38,010	$35,841	$—	$1,130,678
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$3,121	$661	$9,070	$—	$12,852

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and Industrial Loans and Leases	$307,997	$14,441	$13,869	$—	$336,307
Commercial Real Estate Loans	446,639	21,338	21,819	—	489,796
Agricultural Loans	176,730	2,855	2,990	—	182,575
Total	$931,366	$38,634	$38,678	$—	$1,008,678
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$319	$3,220	$7,338	$—	$10,877

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2013 and 2012:

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2013
Performing	$81,698	$49,029	$127,708
Nonperforming	114	236	1,339
Total	$81,812	$49,265	$129,047
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$134	$1,767

	Home Equity	Consumer	Residential
	Loans	Loans	Mortgage Loans
December 31, 2012
Performing	$74,521	$41,064	$88,558
Nonperforming	178	167	257
Total	$74,699	$41,231	$88,815
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$148	$149

The following table presents financing receivables purchased during the year ended December 31, 2013 by portfolio class (for further discussion, see Note 17 Business Combinations, Goodwill and Intangible Assets):

Commercial
and
	Industrial	Commercial		Home		Residential
	Loans and	Real Estate	Agricultural	Equity	Consumer	Mortgage
	Leases	Loans	Loans	Loans	Loans	Loans	Total

Purchases	$6,399	$47,021	$769	$4,536	$1,666	$19,184	$79,575

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans at December 31, is as follows:

	2013	2012	2011
Commercial and Industrial Loans	$1,981	$1,840	$2,596
Commercial Real Estate Loans	10,871	9,037	13,209
Home Equity Loans	—	—	—
Consumer Loans	134	148	164
Residential Mortgage Loans	1,767	149	152
Total	$14,753	$11,174	$16,121

Carrying Amount, Net of Allowance	$14,745	$11,086	$16,044

Accretable yield, or income expected to be collected, is as follows:

	2013	2012	2011
Balance at January 1	$170	$967	$—
New Loans Purchased	2,885	—	2,042
Accretion of Income	(265)	(1,265)	(1,130)
Reclassifications from Non-accretable Difference	—	468	129
Charge-off of Accretable Yield	—	—	(74)
Balance at December 31	$2,790	$170	$967

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $0, $88 and $77 for the years ended December 31, 2013, 2012 and 2011. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased during the years ended December 31:

	2013	2012	2011
Commercial and Industrial Loans	$401	$—	$4,542
Commercial Real Estate Loans	6,640	—	19,260
Home Equity Loans	—	—	28
Consumer Loans	—	—	217
Residential Mortgage Loans	3,684	—	458
Total	$10,725	$—	$24,505

Cash Flows Expected to be Collected at Acquisition	$7,642	$—	$19,695
Fair Value of Acquired Loans at Acquisition	6,252	—	17,653

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2013. A summary of the activity of these loans follows:

Balance		Changes			Balance
January 1,		in Persons	Deductions		December 31,
2013	Additions	Included	Collected	Charged-off	2013

$9,002	$5,426	$1,290	$(5,387)	$—	$10,331

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2013	2012

Land	$8,366	$7,948
Buildings and Improvements	47,677	43,706
Furniture and Equipment	21,544	19,584
Total Premises, Furniture and Equipment	77,587	71,238
Less: Accumulated Depreciation	(37,157)	(34,684)
Total	$40,430	$36,554

Depreciation expense was $2,910, $2,941 and $3,261 for 2013, 2012 and 2011, respectively.

The Company leases three of its branch buildings under a capital lease. These lease arrangements require monthly payments through 2033. The Company has included the leases in buildings and improvements as follows:

	2013	2012

Capital Leases	$3,896	$2,442
Less: Accumulated Depreciation	(483)	(344)
Total	$3,413	$2,098

The following is a schedule of future minimum lease payments under the capitalized leases, together with the present value of net minimum lease payments at year end 2013:

2014	$495
2015	495
2016	495
2017	495
2018	465
Thereafter	6,216
Total minimum lease payments	8,661
Less: Amount representing interest	(4,931)
Present Value of Net Minimum Lease Payments	$3,730

NOTE 6 – Deposits

At year end 2013, stated maturities of time deposits were as follows:

2014	$174,109
2015	66,131
2016	76,207
2017	17,943
2018	14,465
Thereafter	179
Total	$349,034

Time deposits of $100 or more and brokered deposits at December 31, 2013 and 2012 were $124,673 and $95,761, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $1,648 and $0 at December 31, 2013 and 2012, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2013	2012

Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$71,483	$51,526
Term Loans	7,000	1,500
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	5,024	4,874
Subordinated Debentures	—	29,250
Capital Lease Obligation	3,730	2,322
Long-term Borrowings	87,237	89,472

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$38,000	$48,500
Federal Funds Purchased	—	5,400
Repurchase Agreements	15,533	17,634
Short-term Borrowings	53,533	71,534

Total Borrowings	$140,770	$161,006

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2013	2012

Average Daily Balance During the Year	$14,772	$19,813
Average Interest Rate During the Year	0.20%	0.23%
Maximum Month-end Balance During the Year	$17,722	$24,220
Weighted Average Interest Rate at Year-end	0.20%	0.20%

At December 31, 2013 interest rates on the fixed rate long-term FHLB advances ranged from 0.35% to 7.22% with a weighted average rate of 0.95%. At December 31, 2013, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

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

At December 31, 2013, the Company had an outstanding term loan with the balance of $7 million of which the original principal amount was $10 million and borrowed by the parent company in January 2013. At December 31, 2013 interest on the term loan is based upon 90-day LIBOR plus 2.875%. This term loan matures December 31, 2015. At December 31, 2013, the parent company had a $10 million line of credit with no outstanding balance. The line of credit matures December 30, 2014. Interest on the line of credit is based upon 90-day LIBOR plus 2.875% and includes an unused commitment fee of 0.25%.

As of December 31, 2012 long-term borrowings included a $1.5 million outstanding balance on a term loan of which was paid off in January 2013 by the parent company. At December 31, 2012 interest on the term loan was based upon 90-day LIBOR plus 3.00%.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – FHLB Advances and Other Borrowings (continued)

At December 31, 2012, the long-term borrowings shown above included an aggregate of $29.3 million of indebtedness represented by subordinated debentures issued by the Company’s parent company in two separate transactions. A $10 million subordinated debenture issued by the parent company to another bank bore interest based upon 90-day LIBOR plus 1.35%. 20% of the subordinated debenture was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2012. This subordinated debenture was paid off in January 2013. The parent company issued $19.3 million principal amount of 8% redeemable subordinated debentures to the Company’s shareholders in April 2009. The entire principal amount of these debentures was treated as Tier 2 capital for regulatory capital purposes as of December 31, 2012. These debentures were redeemed on April 1, 2013.

At December 31, 2013, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2014	$43,039
2015	24,042
2016	45
2017	749
2018	10,027
Thereafter	581
Total	$78,483

The Company assumed the obligations of junior subordinated debentures through the acquisition of American Community Bancorp, Inc. The junior subordinated debentures were issued to ACB Capital Trust I and Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I and ACB Trust II. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $4,871 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2013. $4,725 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2012. As a result of the acquisition of American Community these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

			Carrying
	Date of	Issuance	Amount at		Rate as of	Rate as of	Maturity
	Issuance	Amount	December 31, 2013	Variable Rate	December 31, 2013	December 31, 2012	Date

ACB Trust I	5/6/2005	$5,155	$3,186	90 day LIBOR + 2.15%	2.40%	2.46%	May 2035
ACB Trust II	7/15/2005	3,093	1,838	90 day LIBOR + 1.85%	2.09%	2.16%	July 2035

See also Note 5 regarding the capital lease obligation.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity

The Company and affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of December 31, 2013, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2013, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$201,233	13.07%	$123,189	8.00%	N/A	N/A
Bank	191,714	12.46	123,099	8.00	$153,874	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$186,649	12.12%	$61,594	4.00%	N/A	N/A
Bank	177,130	11.51	61,550	4.00	$92,324	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$186,649	8.78%	$85,005	4.00%	N/A	N/A
Bank	177,130	8.37	84,686	4.00	$105,857	5.00%

At December 31, 2012, consolidated and affiliate bank actual capital and minimum required levels are presented below:

					Minimum Required
					To Be Well-
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$194,990	13.70%	$113,859	8.00%	N/A	N/A
Bank	167,904	11.83	113,523	8.00	$141,904	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$158,198	11.12%	$56,930	4.00%	N/A	N/A
Bank	152,384	10.74	56,762	4.00	$85,142	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$158,198	8.18%	$77,317	4.00%	N/A	N/A
Bank	152,384	7.91	77,025	4.00	$96,281	5.00%

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)

The Company and the affiliate bank at year end 2013 and 2012 were categorized as well-capitalized. There have been no conditions or events that management believes have changed the classification of the Company or affiliate bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the affiliate bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2013, the affiliate bank had $39,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2013, the Company has reserved 438,813 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

The following table presents activity for stock options under the Company’s equity incentive plan for 2013:

	Year Ended December 31, 2013
		Weighted	Weighted Average	Aggregate
	Number of	Average Price	Life of Options	Intrinsic
	Options	of Options	(in years)	Value

Outstanding at Beginning of Period	79,917	$16.73
Granted	—	—
Exercised	(8,300)	17.35
Forfeited	—	—
Expired	(2,100)	18.19
Outstanding and Exercisable at End of Period	69,517	$16.61	3.43	$821

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2013, 2012 and 2011:

	2013	2012	2011
Intrinsic Value of Options Exercised	$49	$203	$28
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$20	$78	$12
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)

During 2013, 2012 and 2011, the Company granted no options, and accordingly, recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2013, 2012 and 2011 because all outstanding options were fully vested prior to 2007. As of December 31, 2013 and 2012, there was no unrecognized option expense as all outstanding options were fully vested.

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

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2013, 2012 and 2011:

	2013	2012	2011

Restricted Stock Expense	$329	$628	$636
Cash Entitlement Expense	217	588	564
Tax Effect	(221)	(493)	(475)
Net of Tax	$325	$723	$725

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $942 and $101 as of December 31, 2013 and 2012. There was no unrecognized expense associated with the restricted stock grants as of December 31, 2011.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended
	December 31, 2013
		Weighted
	Restricted	Average Market
	Shares	Price at Grant

Outstanding at Beginning of Period	4,983	$22.07
Granted	33,031	23.41
Issued and Vested	(14,620)	22.57
Forfeited	(453)	22.07
Outstanding at End of Period	22,941	23.68

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 500,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. Funding for the purchase of common stock is from employee and Company contributions.

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan in 2013, 2012, and 2011 nor was there any unrecognized compensation expense as of December 31, 2013 and 2012 for the Employee Stock Purchase Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2013, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the years ended December 31, 2013 and 2012.

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $882, $777, and $717 for 2013, 2012, and 2011, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $125 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $2,599, $1,799, and $1,620 for 2013, 2012, and 2011, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $1,857 and $2,003 at December 31, 2013 and 2012. Deferred compensation expense was $173, $170, and $183 for 2013, 2012, and 2011, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company during 2008, 2009, 2010, and 2013. Accrued benefits payable as a result of the agreements totaled $337 and $298 at December 31, 2013 and 2012, respectively. Expense associated with these agreements totaled $166, $0, and $72 during 2013, 2012, and 2011, respectively. The benefits under the agreements will be paid through 2017.

The Company acquired through previous bank mergers a noncontributory defined benefit pension plan with benefits based on years of service and compensation prior to retirement. The benefits under the plan were suspended in 1998. This defined benefit plan was terminated in 2013 with all benefits of the plan distributed to the plan’s participants prior to December 31, 2013. The costs to terminate the defined benefit plan totaled $378 in 2013.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company’s plan as of December 31, 2013 and 2012 was as follows:

Changes in Benefit Obligation:	2013	2012
Obligation at Beginning of Year	$837	$734
Interest Cost	25	27
Benefits Paid	(33)	(33)
Lump Sum Benefits Paid	(809)	—
Actuarial (Gain) Loss	(62)	109
Effect of Settlement/Curtailment	42	—
Obligation at End of Year	$—	$837

Changes in Plan Assets:
Fair Value at Beginning of Year	399	353
Actual Return on Plan Assets	—	1
Employer Contributions	443	78
Periodic Benefits Paid	(33)	(33)
Lump Sum Benefits Paid	(809)	—
Fair Value at End of Year	$—	$399

Funded Status:
Funded Status at End of Year	$—	$(438)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:
	2013	2012
Net Loss (Gain)	$—	$360
Prior Service Cost	—	13
	$—	$373

The accumulated benefit obligation was $0 and $837 at year-end 2013 and 2012, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	2013	2012	2011
Interest Cost	$25	$27	$32
Expected Return on Assets	(1)	(1)	(2)
Amortization of Prior Service Cost	1	1	1
Recognition of Net Loss	46	30	31
Net Periodic Benefit Cost	$71	$57	$62

Net Loss (Gain) During the Period	(19)	110	24
Amortization of Unrecognized Loss	(341)	(30)	(30)
Amortization of Prior Service Cost	(13)	(1)	(1)
Total Recognized in Other Comprehensive Income (Loss)	(373)	79	(7)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$(302)	$136	$55

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

The estimated net loss, prior service costs, and net transition obligation (asset) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $0 as the defined benefit pension plan terminated in the current year.

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2013	2012	2011
Discount Rate	N/A	3.25%	3.75%
Rate of Compensation Increase (1)	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic pension cost:

	2013	2012	2011
Discount Rate	3.25%	3.75%	4.60%
Expected Return on Plan Assets	0.25%	0.25%	0.50%
Rate of Compensation Increase (1)	N/A	N/A	N/A

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

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

Changes in Accumulated Postretirement Benefit Obligations:	2013	2012
Obligation at the Beginning of Year	$691	$624
Unrecognized Loss (Gain)	(33)	43

Components of Net Periodic Postretirement Benefit Cost
Service Cost	40	35
Interest Cost	23	24

Net Expected Benefit Payments	(50)	(35)
Obligation at End of Year	$671	$691

Components of Postretirement Benefit Expense	2013	2012	2011
Service Cost	$40	$35	$28
Interest Cost	23	24	25
Amortization of Unrecognized Net (Gain) Loss	4	—	—
Net Postretirement Benefit Expense	67	59	53

Net Gain (Loss) During Period Recognized in Other Comprehensive Income	(37)	42	57

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$30	$101	$110

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2013	2012	2011
Discount Rate	4.31%	3.41%	3.98%

Assumed Health Care Cost Trend Rates at Year-end:	2013	2012
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	5.00%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2013:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on Total of Service and Interest Cost	$6	$(5)
Effect on Postretirement Benefit Obligation	$41	$(37)

Contributions

The Company expects to contribute $39 to its postretirement medical and life insurance plan in 2014.

Estimated Future Benefits

The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2014	$39
2015	49
2016	49
2017	60
2018	63
2019-2023	383

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2013	2012	2011

Current Federal	$9,103	$9,649	$3,333
Current State	648	568	184
Deferred Federal	1,090	260	4,241
Deferred State	623	192	(32)
Total	$11,464	$10,669	$7,726

Income tax expense is reconciled to the 35% statutory rate applied to the pre-tax income for the years presented in the table below:

	2013	2012	2011

Statutory Rate Times Pre-tax Income	$12,907	$12,153	$9,791
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(1,157)	(1,007)	(780)
State Income Tax, Net of Federal Tax Effect	826	494	99
General Business Tax Credits	(556)	(547)	(370)
Company Owned Life Insurance	(338)	(341)	(385)
Gain on United Commerce Bancorp Stock	(120)	—	—
Gain on American Community Bancorp, Inc. Stock	—	—	(366)
Other Differences	(98)	(83)	(263)
Total Income Taxes	$11,464	$10,669	$7,726

The net deferred tax liability at December 31 consists of the following:

	2013	2012
Deferred Tax Assets:
Allowance for Loan Losses	$4,871	$5,845
Unrealized Loss on Securities	2,809	—
Deferred Compensation and Employee Benefits	1,136	1,282
Other-than-temporary Impairment	388	443
Accrued Expenses	601	646
Business Combination Fair Value Adjustments	847	—
Pension and Postretirement Plans	35	195
Other Real Estate Owned	288	140
Non-Accrual Loan Interest Income	269	254
Net Operating Loss Carryforward	224	—
Other	313	279
Total Deferred Tax Assets	11,781	9,084
Deferred Tax Liabilities:
Depreciation	(1,465)	(1,419)
Leasing Activities, Net	(7,797)	(7,753)
Unrealized Gain on Securities	—	(5,915)
FHLB Stock Dividends	(343)	(336)
Prepaid Expenses	(492)	(516)
Intangibles	(804)	(359)
Deferred Loan Fees	(460)	(394)
Business Combination Fair Value Adjustments	—	(333)
General Business Tax Credits	(23)	(7)
Other	(330)	(255)
Total Deferred Tax Liabilities	(11,714)	(17,287)
Valuation Allowance	—	(45)
Net Deferred Tax Asset (Liability)	$67	$(8,248)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

The Company held a valuation allowance at December 31, 2012 of $45. During 2013, the Company reversed the valuation allowance as the statute of limitations expired on this item. The Company has federal and state net operating loss carryforwards (acquired in the United Commerce Bancorp acquisition – See Note 17 for further discussion) of $609 (federal) and $1,420 (state). These carryforwards expire in 2032 and 2026 for federal and state purposes, respectively. The use of these federal and state carryforwards are each limited under IRC Section 382 to $538 annually.

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

Retained earnings at December 31, 2013, include approximately $2,995 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2013 was approximately $1,048.

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2013, 2012, and 2011, and did not recognize any increase in unrecognized benefits during 2013 relative to any tax positions taken in 2013. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2013, 2012, and 2011. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2009. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2009.

NOTE 11 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2013	2012	2011
Basic Earnings per Share:
Net Income	$25,413	$24,055	$20,249
Weighted Average Shares Outstanding	12,786,065	12,622,049	12,581,646

Basic Earnings per Share	$1.99	$1.91	$1.61

Diluted Earnings per Share:
Net Income	$25,413	$24,055	$20,249

Weighted Average Shares Outstanding	12,786,065	12,622,049	12,581,646
Stock Options, Net	21,613	15,694	6,102
Diluted Weighted Average Shares Outstanding	12,807,678	12,637,743	12,587,748

Diluted Earnings per Share	$1.98	$1.90	$1.61

Stock options for 89,276 shares of common stock were not considered in computing diluted earnings per common share for 2011 because they were anti-dilutive. There were no anti-dilutive shares at December 31, 2013 and 2012.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 12 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 was $558, $486 and $413, respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments for premises and equipment at year end 2013:

2014	$608
2015	511
2016	446
2017	259
2018	154
Thereafter	1,508
Total	$3,486

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2013		2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to Fund Loans:
Consumer Lines	$8,940	$145,064	$6,013	$137,668
Commercial Operating Lines	23,717	199,231	13,444	187,829
Residential Mortgages	11,249	930	33,004	676
Total Commitments to Fund Loans	$43,906	$345,225	$52,461	$326,173

Commitments to Sell Loans	$20,672	$—	$52,511	$—

Standby Letters of Credit	$1,515	$5,262	$1,408	$4,279

The fixed rate commitments to fund loans have interest rates ranging from 2.15% to 18.00% and maturities ranging from less than 1 year to 32 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2013, the Company held $11.2 million in Level 3 securities which consist of $10.8 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$18,952	$—	$18,952
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	102,665	10,832	113,497
Mortgage-backed Securities-Residential	—	473,230	—	473,230
Equity Securities	—	—	353	353
Total Securities	$—	$594,847	$11,185	$606,032

Loans Held-for-Sale	$—	$9,265	$—	$9,265

Derivative Assets	$—	$866	$—	$866

Derivative Liabilities	$—	$737	$—	$737

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$23,472	$—	$23,472
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	64,316	12,169	76,485
Mortgage-backed Securities-Residential	—	486,912	—	486,912
Equity Securities	380	—	353	733
Total Securities	$380	$574,700	$12,522	$587,602

Loans Held-for-Sale	$—	$16,641	$—	$16,641

Derivative Assets	$—	$187	$—	$187

Derivative Liabilities	$—	$178	$—	$178

There were no transfers between Level 1 and Level 2 for the periods ended December 31, 2013 and 2012.

At December 31, 2013, the aggregate fair value of the Loans Held-for-Sale was $9,265, aggregate contractual principal balance was $9,129 with a difference of $136. At December 31, 2012, the aggregate fair value of the Loans Held-for-Sale was $16,641, aggregate contractual principle balance was $16,413 with a difference of $228.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 and 2012:

	Obligations of State
	and Political
	Subdivisions		Equity Securities		Corporate Securities
	2013	2012	2013	2012	2013	2012

Beginning Balance of Recurring Level 3 Assets at January 1	$12,169	$4,075	$353	$353	$—	$1,005
Total Gains or Losses (realized/unrealized) Included in earnings	(332)	156	—	—	—	—
Maturities / Calls	(1,005)	—	—	—	—	(1,005)
Purchases	—	7,938	—	—	—	—
Ending Balance of Recurring Level 3 Assets at December 31	$10,832	$12,169	$353	$353	$—	$—

Of the total gain/loss included in earnings for the year ended December 31, 2013, $0 was attributable to interest income on securities and ($332) was attributable to other changes in fair value. Of the total gain/loss included in earnings for the year ended December 31, 2012, $1 was attributable to interest income on securities and $155 was attributable to other changes in fair value.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2013 Using
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,346	1,346
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	20	20

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$1,231	$1,231
Commercial Real Estate Loans	—	—	1,497	1,497
Agricultural Loans	—	—	135	135
Other Real Estate
Commercial Real Estate	—	—	150	150

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,449 with a valuation allowance of $3,103, resulting in an additional provision for loan losses of $1,024 for the year ended December 31, 2013. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,274 with a valuation allowance of $5,411, resulting in an additional provision for loan losses of $2,230 for the year ended December 31, 2012.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $20 at December 31, 2013. A charge to earnings through Other Operating Income of $321 was included in the year ended December 31, 2013. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $150 at December 31, 2012. A charge to earnings through Other Operating Income of $100 was included in the year ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

				Range
		Valuation		(Weighted
December 31, 2013	Fair Value	Technique(s)	Unobservable Input(s)	Average)
Impaired Loans - Commercial Real Estate Loans	$1,346	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	12%-80% (53%)
Other Real Estate - Commercial Real Estate Loans	$20	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	50% (50%)

				Range
		Valuation		(Weighted
December 31, 2012	Fair Value	Technique(s)	Unobservable Input(s)	Average)
Impaired Loans - Commercial and Industrial Loans	$1,231	Sales comparison approach	Adjustment for differences between the comparable sales	4%-68% (8%)
Impaired Loans - Commercial Real Estate Loans	$1,497	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	15%-78% (48%)
Impaired Loans – Agricultural Loans	$135	Sales comparison approach Income approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property	76% (76%)
Other Real Estate - Commercial Real Estate Loans	$150	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	70% (70%)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending December 31, 2013 and 2012. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at
		December 31, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$60,232	$37,370	$22,862	$—	$60,232
Securities Held-to-Maturity	268	—	271	—	271
FHLB Stock and Other Restricted Stock	9,004	N/A	N/A	N/A	N/A
Loans, Net	1,366,452	—	—	1,370,339	1,370,339
Accrued Interest Receivable	7,470	—	1,918	5,552	7,470
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,463,122)	(1,463,122)	—	—	(1,463,122)
Time Deposits	(349,034)	—	(351,707)	—	(351,707)
Short-term Borrowings	(53,533)	—	(53,533)	—	(53,533)
Long-term Debt	(87,237)	—	(83,329)	(5,311)	(88,640)
Accrued Interest Payable	(777)	—	(732)	(45)	(777)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

		Fair Value Measurements at
		December 31, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$51,794	$41,624	$10,170	$—	$51,794
Securities Held-to-Maturity	346	—	351	—	351
FHLB Stock and Other Restricted Stock	8,340	N/A	N/A	N/A	N/A
Loans, Net	1,186,483	—	—	1,199,566	1,199,566
Accrued Interest Receivable	7,419	—	1,893	5,526	7,419
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,311,748)	(1,311,748)	—	—	(1,311,748)
Time Deposits	(329,183)	—	(333,170)	—	(333,170)
Short-term Borrowings	(71,534)	—	(71,534)	—	(71,534)
Long-term Debt	(89,472)	—	(66,892)	(28,872)	(95,764)
Accrued Interest Payable	(1,275)	—	(829)	(446)	(1,275)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

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

Off-balance Sheet Instruments:

Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At December 31, 2013 and 2012, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Segment Information (continued)

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 36 banking offices at December 31, 2013. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Year Ended December 31, 2013
Net Interest Income	$69,634	$21	$17	$(1,155)	$68,517
Net Gains on Sales of Loans	2,645	—	—	—	2,645
Net Gains on Securities	2,065	—	—	364	2,429
Trust and Investment Product Fees	6	3,355	—	(3)	3,358
Insurance Revenues	39	31	6,147	—	6,217
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	3,944	28	339	150	4,461
Income Tax Expense (Benefit)	12,387	(32)	320	(1,211)	11,464
Segment Profit (Loss)	25,389	(70)	425	(331)	25,413
Segment Assets at December 31, 2013	2,171,837	11,663	5,636	(25,309)	2,163,827

		Trust and
		Investment
	Core	Advisory			Consolidated
	Banking	Services	Insurance	Other	Totals
Year Ended December 31, 2012
Net Interest Income	$68,311	$21	$34	$(2,118)	$66,248
Net Gains on Sales of Loans	3,234	—	—	—	3,234
Net Gains on Securities	1,667	—	—	—	1,667
Trust and Investment Product Fees	5	2,657	—	(5)	2,657
Insurance Revenues	23	36	5,465	—	5,524
Noncash Items:
Provision for Loan Losses	2,412	—	—	—	2,412
Depreciation and Amortization	4,099	24	415	150	4,688
Income Tax Expense (Benefit)	11,999	(187)	181	(1,324)	10,669
Segment Profit (Loss)	25,118	(298)	250	(1,015)	24,055
Segment Assets at December 31, 2012	2,006,992	11,551	8,333	(20,576)	2,006,300

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

NOTE 16 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Cash	$9,721	$29,499
Securities Available-for-Sale, at Fair Value	353	733
Investment in Subsidiary Bank	195,480	184,093
Investment in Non-banking Subsidiaries	3,650	4,064
Other Assets	6,271	6,245
Total Assets	$215,475	$224,634

LIABILITIES
Borrowings	$12,024	$35,624
Other Liabilities	3,354	3,984
Total Liabilities	15,378	39,608

SHAREHOLDERS’ EQUITY
Common Stock	13,174	12,637
Additional Paid-in Capital	108,022	95,617
Retained Earnings	84,164	66,421
Accumulated Other Comprehensive Income (Loss)	(5,263)	10,351
Total Shareholders’ Equity	200,097	185,026
Total Liabilities and Shareholders’ Equity	$215,475	$224,634

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
INCOME
Dividends from Subsidiaries
Bank	$14,000	$17,500	$22,500
Non-bank	1,500	—	1,350
Interest Income	31	50	38
Net Gain on Securities	343	—	935
Other Income	75	70	71
Total Income	15,949	17,620	24,894

EXPENSES
Salaries and Employee Benefits	824	458	444
Professional Fees	485	352	379
Occupancy and Equipment Expense	7	7	8
Interest Expense	1,246	2,221	2,239
Other Expenses	615	359	357
Total Expenses	3,177	3,397	3,427
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	12,772	14,223	21,467
Income Tax Benefit	1,235	1,338	1,364
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	14,007	15,561	22,831
Equity in Undistributed (Excess Distributed) Income of Subsidiaries	11,406	8,494	(2,582)
NET INCOME	25,413	24,055	20,249

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	(15,874)	(124)	5,677
Changes in Unrecognized Amounts in Pension, Net	231	(47)	4
Changes in Unrecognized Loss on Postretirement Benefit Obligation, Net	29	(21)	(38)
TOTAL COMPREHENSIVE INCOME	$9,799	$23,863	$25,892

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$25,413	$24,055	$20,249
Adjustments to Reconcile Net Income to Net Cash from Operations
Loss (Gain) on Securities, Net	(343)	—	(935)
Change in Other Assets	283	33	3,656
Change in Other Liabilities	(510)	203	(2,191)
Equity Based Compensation	329	628	635
Excess Tax Benefit from Restricted Share Grant	(28)	(23)	(37)
Equity in Excess Distributed (Undistributed) Income of Subsidiaries	(11,406)	(8,494)	2,582
Net Cash from Operating Activities	13,738	16,402	23,959

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	—	(150)	—
Acquire Banking Entities	(2,135)	—	(1,995)
Net Cash from Investing Activities	(2,135)	(150)	(1,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Long-term Debt	10,000	—	—
Repayment of Long-term Debt	(33,750)	(1,500)	(1,500)
Issuance of Common Stock	20	37	12
Income Tax Benefit from Restricted Share Grant	28	23	37
Employee Stock Purchase Plan	(9)	(67)	(25)
Dividends Paid	(7,670)	(7,068)	(7,047)
Net Cash from Financing Activities	(31,381)	(8,575)	(8,523)

Net Change in Cash and Cash Equivalents	(19,778)	7,677	13,441
Cash and Cash Equivalents at Beginning of Year	29,499	21,822	8,381
Cash and Cash Equivalents at End of Year	$9,721	$29,499	$21,822

NOTE 17 – Business Combinations, Goodwill and Intangible Assets

Business Combinations

Effective October 1, 2013, the Company acquired United Commerce Bancorp and its subsidiary, United Commerce Bank. The acquisition was accomplished by the merger of United Commerce Bancorp into the German American Bancorp, Inc., immediately followed by the merger of United Commerce Bank into German American Bancorp, Inc.’s bank subsidiary (German American Bancorp). The United Commerce Bank operated two banking offices in Bloomington, Indiana. United Commerce’s consolidated assets and equity (unaudited) as of October 1, 2013 totaled $119.7 million and $13.7 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. See Note 4 for additional information related to the fair value of loans acquired. The Company determined the fair value of core deposit intangibles, securities and deposits with the assistance of third party valuations. The estimated fair values over loans are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period.

In accordance with ASC 805, the Company has expensed approximately $251 of direct acquisition costs and recorded $1.7 million of goodwill and $2.1 million of intangible assets. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 8 years. For tax purposes, goodwill totaling $1.7 million is non-deductible. The following table summarizes the fair value of the total consideration transferred as a part of the United Commerce acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

October 1, 2013

Consideration
Cash for Options and Fractional Shares	$643
Cash Consideration	1,391
Equity Instruments	13,348

Fair Value of Total Consideration Transferred	$15,382

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:

Cash and Due From Banks	$430
Federal Funds Sold, Other Short-term Investments	7,362
Interest-bearing Time Deposits with Banks	100
Securities	25,644
Loans	79,575
Premises, Furniture & Equipment	1,718
Core Deposit Intangible	2,052
Accrued Interest Receivable & Other Assets	3,638
Deposits	(106,633)
Accrued Interest Payable and Other Liabilities	(175)

Total Identifiable Net Assets	$13,711

Goodwill	$1,671

Under the terms of the merger agreement, the Company issued approximately 503,000 shares of its common stock to the former shareholders of United Commerce. Each United Commerce common shareholder of record at the effective time of the merger became entitled to receive 0.5456 shares of common stock of the Company for each of their former shares of United Commerce common stock.

The Company at the effective time of the merger owned 44,100 shares of United Commerce’s outstanding common stock (approximately 4.6% of United Commerce’s common shares then outstanding). All of these shares were cancelled at the effective time of the merger and were not exchanged for shares of the Company in the merger.

In connection with the closing of the merger, the Company paid to United Commerce’s shareholders of record at the close of business on September 30, 2013, cash consideration of $1.51 per United Commerce share (an aggregate of $1,391 to shareholders other than the Company) and the Company paid approximately $643 to persons who held options to purchase United Commerce common stock (all of which rights were cancelled at the effective time of the merger and were not assumed by the Company).

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2013, 2012 and 2011 were classified as follows:

	2013	2012	2011

Beginning of Year	$18,865	$18,865	$9,835
Acquired Goodwill	1,671	—	9,030
Impairment	—	—	—
End of Year	$20,536	$18,865	$18,865

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

Of the $20,536 carrying amount of goodwill, $19,204 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2013. Of the $18,865 carrying amount of goodwill, $17,533 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the periods ended December 31, 2012 and 2011.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2013, the Company’s reporting units had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:	2013
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$9,004	$5,815
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	5,060
Total	$14,460	$11,132

Acquired intangible assets were as follows as of year end:	2012
	Gross	Accumulated
	Amount	Amortization
Core Banking
Core Deposit Intangible	$6,952	$4,665
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	4,794
Total	$12,408	$9,716

Amortization Expense was $1,416, $1,655 and $1,956, for 2013, 2012 and 2011.

Estimated amortization expense for each of the next five years is as follows:

2014	$1,254
2015	790
2016	493
2017	323
2018	235

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Other Comprehensive Income (Loss)

The table below summarizes the changes in accumulated other comprehensive income (loss) by component for the year ending December 31, 2013, net of tax:

	Unrealized
	Gains and	Defined
	Losses on	Benefit
	Available-for-	Pension	Postretirement
	Sale Securities	Items	Benefit Items	Total

Beginning Balance	$10,643	$(231)	$(61)	$10,351
Other Comprehensive Income (Loss) Before
Reclassification	(14,295)	453	51	(13,791)
Amounts Reclassified from Accumulated
Other Comprehensive Income	(1,579)	(222)	(22)	(1,823)
Net Current Period Other
Comprehensive Income (Loss)	(15,874)	231	29	(15,614)
Ending Balance	$(5,231)	$—	$(32)	$(5,263)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ending December 31, 2013:

	Amount Reclassified From
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$(2,429)	Net (Gain) Loss on Securities
	850	Income Tax Expense
	(1,579)	Net of Tax
Amortization of Defined Benefit Pension Items
Prior Service Costs	$(13)	Salaries and Employee Benefits
Actuarial Gains (Losses)	(360)	Salaries and Employee Benefits
	151	Income Tax Expense
	(222)	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(37)	Salaries and Employee Benefits
	15	Income Tax Expense
	(22)	Net of Tax

Total Reclassifications for the Period	$(1,823)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted

2013
First Quarter	$18,370	$16,225	$5,809	$0.46	$0.46
Second Quarter	18,458	16,712	6,532	0.52	0.52
Third Quarter	18,812	17,192	6,483	0.51	0.51
Fourth Quarter	20,032	18,388	6,589	0.50	0.50

2012
First Quarter	$19,727	$16,612	$5,602	$0.44	$0.44
Second Quarter	19,563	16,649	5,967	0.47	0.47
Third Quarter	18,953	16,393	6,292	0.50	0.50
Fourth Quarter	18,917	16,594	6,194	0.49	0.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2014, which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2014 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2014 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification. The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2014 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that M. Darren Root, a director who serves on the Audit Committee of the Board of Directors and who is an independent director as defined by NASDAQ listing standards, is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA.

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees. There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2013.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2014 Proxy Statement of the Company, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2014 Proxy Statement of the Company, which sections are incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan. Each of these four plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above. The following table sets forth information regarding these plans as of December 31, 2013:

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities		Weighted Average	Equity Compensation
	to be Issued upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants or Rights		Warrants and Rights	First Column)

Equity compensation plans approved by security holders	69,517	(a)	$16.61	800,747	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	69,517		$16.61	800,747

(a)	Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2014 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2013 during the plan year that commenced in August 2013. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2014, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)	Represents 431,451 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 369,296 shares that were available for grant or issuance at December 31, 2013 under the 2009 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following: (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company’s shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 to the consolidated financial statements in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2014 Proxy Statement of the Company, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2014 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 12, 2014	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 12, 2014	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Date:	March 12, 2014	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 12, 2014	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 12, 2014	By/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 12, 2014	By/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 12, 2014	By/s/J. David Lett
J. David Lett, Director

Date:	March 12, 2014	By/s/Gene C. Mehne
Gene C. Mehne, Director

Date:	March 12, 2014	By/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 12, 2014	By/s/M. Darren Root
M. Darren Root, Director

Date:	March 12, 2014	By/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 12, 2014	By/s/Raymond W. Snowden
Raymond W. Snowden, Director

Date:	March 12, 2014	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 12, 2014	By/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and
Chief Financial Officer (principal accounting officer
and principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization among German American Bancorp, Inc., United Commerce Bancorp, German American Bancorp, and United Commerce Bank, dated July 23, 2013. The copy of this exhibit filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed July 24, 2013 is incorporated herein by reference. Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.
3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011.
3.2	Restated Bylaws of German American Bancorp, Inc., as amended and restated July 27, 2009. The copy of this exhibit filed as Exhibit 3 to the current report on Form 8-K of the Registrant filed July 31, 2009 is incorporated herein by reference.
4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.
4.2	Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011.
4.3	Specimen stock certificate for Common Shares of the Registrant is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2010.
10.1*	The Registrant’s 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed October 14, 1998.
10.2*	Amendment to 1992 Stock Option Plan effective April 1, 2012, is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.3*	Form of Director Deferred Compensation Agreement between The German American Bank and certain of its Directors is incorporated herein by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993 (the Agreement entered into by former director George W. Astrike, a copy of which was filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed January 21, 1993, is substantially identical to the Agreements entered into by the other Directors, some of whom remain directors of the Registrant). The schedule following such Exhibit 10.4 lists the Agreements with the other Directors and sets forth the material detail in which such Agreements differ from the Agreement filed as such Exhibit 10.4.
10.4*+	The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008.
10.5*	Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.6*	Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.7*	First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.8*	Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes), is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.9*	Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes), is incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
10.10*	Description of Director Compensation Arrangements for the 12 month period ending at 2012 Annual Reorganization Meeting of the Board of Directors is incorporated by reference from the description included in Exhibit 10.1 to the Registrant’s Quarterly Report for the quarter ended June 30, 2011.
10.11*	Descriptions of Director Compensation Arrangements for the 12 month period ending at 2013 Annual Reorganization Meeting of the Board of Directors are incorporated by reference from the descriptions included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 29, 2012, and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 21, 2012.
10.12*	Description of Director Compensation Arrangements for the 12 month period ending at the 2014 Annual Reorganizational Meeting of the Board of Directors is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 27, 2013, and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 18, 2013.
10.13*	Description of Executive Management Incentive Plan for 2011 (awards payable in 2012) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 5, 2011.
10.14*	Description of Executive Management Incentive Plan for 2012 (awards payable in 2013) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed May 4, 2012.
10.15*	Description of Executive Management Incentive Plan for 2013 (awards payable in 2014) adopted by the Board of Directors on March 25, 2013, is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 29, 2013.
10.16*	Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust, as amended by a First Amendment between Bradley M. Rust and the Registrant dated December 30, 2008, is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.17*	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 2009 Long-Term Equity Incentive Plan prior to 2013, is incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.18*	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2012 is incorporated by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.19*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2013.
10.20*	Resolutions of Stock Option Committee of Board of Directors of the Registrant amending outstanding stock options by accelerating in full all vesting periods and exercise date restrictions and terminating replacement stock option privileges in connection with future option exercises, adopted by written consent effective December 29, 2005, is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.21	Loan Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.
10.22	Promissory Note (Term Note) made by German American Bancorp, Inc., to Stock Yards Bank & Trust Company dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.
10.23	Promissory Note (Revolving Note) made by German American Bancorp, Inc., to Stock Yards Bank & Trust Company dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.
10.24	Stock Pledge Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.
10.25+	Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 31, 2013.
10.26*	German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.
10.27*	German American Bancorp, Inc., 2009 Employee Stock Purchase Plan. This exhibit is incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.
10.28	Agreement and Plan of Reorganization among German American Bancorp, Inc., United Commerce Bancorp, German American Bancorp, and United Commerce Bank, dated July 23, 2013. The copy of this exhibit filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed July 24, 2013 is incorporated herein by reference.

10.29*	Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during March 2013 pursuant to the Management Long-Term Incentive Plan component of the 2012 Executive Management Incentive Plan with respect to the performance period ended December 31, 2012. This exhibit is incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
21+	Subsidiaries of the Registrant
23+	Consent of Crowe Horwath LLP
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman and Chief Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President (Principal Financial Officer).
32.1+	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman and Chief Executive Officer.
32.2+	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President (Principal Financial Officer).
101++	The following materials from German American Bancorp, Inc.’s Form 10-K Report for the annual period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements.

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

GERMAN AMERICAN BANCORP, INC. WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2014 A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT. SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, INC., ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.

