Form 10-Q
period 2014-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2014-05-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Shares, no par value	13,210,395

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2013, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and Due from Banks	$44,159	$37,370
Federal Funds Sold and Other Short-term Investments	8,991	22,762
Cash and Cash Equivalents	53,150	60,132

Interest-bearing Time Deposits with Banks	100	100
Securities Available-for-Sale, at Fair Value	613,170	606,032
Securities Held-to-Maturity, at Cost (Fair value of $186 and $271 on March 31, 2014 and December 31, 2013, respectively)	184	268

Loans Held-for-Sale, at Fair Value	9,844	9,265

Loans	1,367,184	1,385,212
Less: Unearned Income	(2,679)	(2,830)
Allowance for Loan Losses	(15,484)	(14,584)
Loans, Net	1,349,021	1,367,798

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	9,004	9,004
Premises, Furniture and Equipment, Net	39,983	40,430
Other Real Estate	770	1,029
Goodwill	20,536	20,536
Intangible Assets	2,980	3,328
Company Owned Life Insurance	31,389	31,178
Accrued Interest Receivable and Other Assets	16,259	14,727
TOTAL ASSETS	$2,146,390	$2,163,827

LIABILITIES
Non-interest-bearing Demand Deposits	$409,630	$400,024
Interest-bearing Demand, Savings, and Money Market Accounts	1,015,711	1,063,098
Time Deposits	342,434	349,034
Total Deposits	1,767,775	1,812,156

FHLB Advances and Other Borrowings	159,991	140,770
Accrued Interest Payable and Other Liabilities	11,883	10,804
TOTAL LIABILITIES	1,939,649	1,963,730

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,208	13,174
Additional Paid-in Capital	108,171	108,022
Retained Earnings	88,361	84,164
Accumulated Other Comprehensive Loss	(2,999)	(5,263)
TOTAL SHAREHOLDERS’ EQUITY	206,741	200,097
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,146,390	$2,163,827
End of period shares issued and outstanding	13,208,240	13,173,793

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Interest and Fees on Loans	$15,944	$14,885
Interest on Federal Funds Sold and Other Short-term Investments	3	10
Interest and Dividends on Securities:
Taxable	2,759	2,841
Non-taxable	975	634
TOTAL INTEREST INCOME	19,681	18,370

INTEREST EXPENSE
Interest on Deposits	1,036	1,234
Interest on FHLB Advances and Other Borrowings	449	911
TOTAL INTEREST EXPENSE	1,485	2,145

NET INTEREST INCOME	18,196	16,225
Provision for Loan Losses	350	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,846	15,875

NON-INTEREST INCOME
Trust and Investment Product Fees	922	817
Service Charges on Deposit Accounts	1,061	955
Insurance Revenues	2,556	1,784
Company Owned Life Insurance	201	266
Interchange Fee Income	447	430
Other Operating Income	390	291
Net Gains on Sales of Loans	476	754
Net Gains on Securities	228	613
TOTAL NON-INTEREST INCOME	6,281	5,910

NON-INTEREST EXPENSE
Salaries and Employee Benefits	8,424	7,784
Occupancy Expense	1,316	1,105
Furniture and Equipment Expense	509	475
FDIC Premiums	275	255
Data Processing Fees	1,010	665
Professional Fees	692	661
Advertising and Promotion	478	490
Intangible Amortization	348	367
Other Operating Expenses	2,038	1,660
TOTAL NON-INTEREST EXPENSE	15,090	13,462

Income before Income Taxes	9,037	8,323
Income Tax Expense	2,732	2,514
NET INCOME	$6,305	$5,809

Basic Earnings Per Share	$0.48	$0.46
Diluted Earnings Per Share	$0.48	$0.46

Dividends Per Share	$0.16	$0.15

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2014	2013

NET INCOME	$6,305	$5,809

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	3,733	(2,835)
Reclassification Adjustment for Losses (Gains) Included in Net Income	(228)	(613)
Tax Effect	(1,241)	1,212
Net of Tax	2,264	(2,236)

Total Other Comprehensive Income (Loss)	2,264	(2,236)

COMPREHENSIVE INCOME	$8,569	$3,573

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,305	$5,809
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	479	939
Depreciation and Amortization	1,216	1,099
Loans Originated for Sale	(22,414)	(51,090)
Proceeds from Sales of Loans Held-for-Sale	22,255	43,299
Provision for Loan Losses	350	350
Gain on Sale of Loans, net	(476)	(754)
Gain on Securities, net	(228)	(613)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	2	142
Loss (Gain) on Disposition and Impairment of Premises and Equipment	1	(70)
Increase in Cash Surrender Value of Company Owned Life Insurance	(211)	(264)
Equity Based Compensation	158	85
Change in Assets and Liabilities:
Interest Receivable and Other Assets	606	1,722
Interest Payable and Other Liabilities	1,079	(23)
Net Cash from Operating Activities	9,122	631

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	18,315	43,537
Proceeds from Sales of Securities Available-for-Sale	254	74,749
Purchase of Securities Available-for-Sale	(25,776)	(119,536)
Proceeds from Maturities of Securities Held-to-Maturity	84	78
Purchase of Loans	—	(712)
Loans Made to Customers, net of Payments Received	18,240	13,158
Proceeds from Sales of Other Real Estate	444	308
Property and Equipment Expenditures	(396)	(693)
Proceeds from Sales of Property and Equipment	—	88
Net Cash from Investing Activities	11,165	10,977

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(44,369)	18,982
Change in Short-term Borrowings	19,240	(47,274)
Advances in Long-term Debt	1,500	30,000
Repayments of Long-term Debt	(1,557)	(31,545)
Issuance of Common Stock	25	—
Dividends Paid	(2,108)	(1,896)
Net Cash from Financing Activities	(27,269)	(31,733)

Net Change in Cash and Cash Equivalents	(6,982)	(20,125)
Cash and Cash Equivalents at Beginning of Year	60,132	49,087
Cash and Cash Equivalents at End of Period	$53,150	$28,962

Cash Paid During the Period for
Interest	$1,588	$2,608
Income Taxes	—	4

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$187	$543
Reclassification of Loan to Secured Borrowing	—	2,006
Securities Transferred to Accounts Receivable	3,323	—
Accounts Receivable Transferred to Securities	—	(45,803)
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2013 Annual Report on Form 10-K.

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2014	2013
Basic Earnings per Share:
Net Income	$6,305	$5,809
Weighted Average Shares Outstanding	13,179,188	12,641,842
Basic Earnings per Share	$0.48	$0.46

Diluted Earnings per Share:
Net Income	$6,305	$5,809

Weighted Average Shares Outstanding	13,179,188	12,641,842
Potentially Dilutive Shares, Net	24,513	19,850
Diluted Weighted Average Shares Outstanding	13,203,701	12,661,692
Diluted Earnings per Share	$0.48	$0.46

For the three months ended March 31, 2014 and 2013, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2014 and December 31, 2013, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2014
U.S. Treasury and Agency Securities	$20,000	$—	$(871)	$19,129
Obligations of State and Political Subdivisions	113,429	3,451	(324)	116,556
Mortgage-backed Securities - Residential	483,937	3,289	(10,094)	477,132
Equity Securities	353	—	—	353
Total	$617,719	$6,740	$(11,289)	$613,170

December 31, 2013
U.S. Treasury and Agency Securities	$20,000	$—	$(1,048)	$18,952
Obligations of State and Political Subdivisions	112,008	2,388	(899)	113,497
Mortgage-backed Securities - Residential	481,724	3,497	(11,991)	473,230
Equity Securities	353	—	—	353
Total	$614,085	$5,885	$(13,938)	$606,032

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2014 and December 31, 2013, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

March 31, 2014
Obligations of State and Political Subdivisions	$184	$2	$—	$186

December 31, 2013
Obligations of State and Political Subdivisions	$268	$3	$—	$271

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

The amortized cost and fair value of Securities at March 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,447	$3,499
Due after one year through five years	10,882	11,145
Due after five years through ten years	70,604	71,210
Due after ten years	48,496	49,831
Mortgage-backed Securities - Residential	483,937	477,132
Equity Securities	353	353
Total	$617,719	$613,170

Securities Held-to-Maturity:	Carrying Amount	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	184	186
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$184	$186

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Proceeds from Sales	$254	$74,749
Gross Gains on Sales	228	613
Income Taxes on Gross Gains	80	215

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Below is a summary of securities with unrealized losses as of March 31, 2014 and December 31, 2013, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$19,129	$(871)	$—	$—	$19,129	$(871)
Obligations of State and Political Subdivisions	15,580	(268)	700	(56)	16,280	(324)
Mortgage-backed Securities - Residential	264,004	(6,501)	78,365	(3,593)	342,369	(10,094)
Equity Securities	—	—	—	—	—	—
Total	$298,713	$(7,640)	$79,065	$(3,649)	$377,778	$(11,289)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$18,952	$(1,048)	$—	$—	$18,952	$(1,048)
Obligations of State and Political Subdivisions	38,878	(899)	—	—	38,878	(899)
Mortgage-backed Securities - Residential	346,028	(11,903)	1,735	(88)	347,763	(11,991)
Equity Securities	—	—	—	—	—	—
Total	$403,858	$(13,850)	$1,735	$(88)	$405,593	$(13,938)

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

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $17.8 million at March 31, 2014 and $17.9 million at December 31, 2013. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$17,753	$536	$17,853	$866

Included in Other Liabilities:
Interest Rate Swaps	$17,753	$444	$17,853	$737

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2014	2013
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—
Included in Other Income / (Expense)	(38)	2

NOTE 5 – Loans

Loans were comprised of the following classifications at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Commercial:
Commercial and Industrial Loans and Leases	$344,045	$350,955
Commercial Real Estate Loans	589,193	582,066
Agricultural Loans	174,651	192,880
Retail:
Home Equity Loans	81,228	81,504
Consumer Loans	46,796	49,124
Residential Mortgage Loans	131,271	128,683
Subtotal	1,367,184	1,385,212
Less: Unearned Income	(2,679)	(2,830)
Allowance for Loan Losses	(15,484)	(14,584)
Loans, Net	$1,349,021	$1,367,798

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending March 31, 2014 and 2013:

March 31, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	1,322	(1,057)	(16)	—	48	7	46	350
Recoveries	69	703	—	—	47	4	—	823
Loans Charged-off	—	(111)	—	(30)	(97)	(35)	—	(273)
Ending Balance	$5,374	$7,870	$930	$209	$186	$257	$658	$15,484

March 31, 2013	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	195	6	(223)	41	(7)	113	225	350
Recoveries	3	51	—	—	55	2	—	111
Loans Charged-off	—	(109)	—	(64)	(73)	(1)	—	(247)
Ending Balance	$4,753	$8,879	$766	$118	$189	$300	$729	$15,734

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2014 and December 31, 2013:

March 31, 2014	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$3,995	$1,536	$2,459	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	11,482	3,838	5,404	930	209	186	257	658
Acquired with Deteriorated Credit Quality	7	—	7	—	—	—	—	—
Total Ending Allowance Balance	$15,484	$5,374	$7,870	$930	$209	$186	$257	$658

Loans:
Loans Individually Evaluated for Impairment	$11,406	$6,380	$5,026	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,347,214	336,856	575,305	176,860	81,527	46,798	129,868	—
Loans Acquired with Deteriorated Credit Quality	13,869	1,636	10,337	—	—	130	1,766	—
Total Ending Loans Balance(1)	$1,372,489	$344,872	$590,668	$176,860	$81,527	$46,928	$131,634	$—

(1)Total recorded investment in loans includes $5,305 in accrued interest.

December 31, 2013	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$3,095	$45	$3,050	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	11,481	3,938	5,277	946	239	188	281	612
Acquired with Deteriorated Credit Quality	8	—	8	—	—	—	—	—
Total Ending Allowance Balance	$14,584	$3,983	$8,335	$946	$239	$188	$281	$612

Loans:
Loans Individually Evaluated for Impairment	$8,458	$2,114	$6,344	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,367,591	347,808	566,389	195,171	81,812	49,131	127,280	—
Loans Acquired with Deteriorated Credit Quality	14,753	1,981	10,871	—	—	134	1,767	—
Total Ending Loans Balance(1)	$1,390,802	$351,903	$583,604	$195,171	$81,812	$49,265	$129,047	$—

(1)Total recorded investment in loans includes $5,590 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013:

March 31, 2014	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,095	$2,025	$—
Commercial Real Estate Loans	2,342	1,800	—
Agricultural Loans	—	—	—
Subtotal	4,437	3,825	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,348	4,357	1,536
Commercial Real Estate Loans	3,946	3,790	2,466
Agricultural Loans	—	—	—
Subtotal	8,294	8,147	4,002
Total	$12,731	$11,972	$4,002

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$982	$559	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$32	$7	$7

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

December 31, 2013	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,163	$2,072	$—
Commercial Real Estate Loans	4,710	2,383	—
Agricultural Loans	—	—	—
Subtotal	6,873	4,455	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	45	45	45
Commercial Real Estate Loans	4,428	4,417	3,058
Agricultural Loans	—	—	—
Subtotal	4,473	4,462	3,103
Total	$11,346	$8,917	$3,103

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$987	$451	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$33	$8	$8

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans for the three month period ended March 31, 2014 and 2013:

March 31, 2014	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,135	$30	$33
Commercial Real Estate Loans	2,433	3	2
Agricultural Loans	—	—	—
Subtotal	4,568	33	35
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,371	1	1
Commercial Real Estate Loans	4,243	4	4
Agricultural Loans	—	—	—
Subtotal	8,614	5	5
Total	$13,182	$38	$40

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,244	$2	$2
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$33	$—	$1

March 31, 2013	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$110	$—	$1
Commercial Real Estate Loans	2,170	—	—
Agricultural Loans	2,422	48	16
Subtotal	4,702	48	17
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,533	1	1
Commercial Real Estate Loans	5,809	6	5
Agricultural Loans	—	—	—
Subtotal	8,342	7	6
Total	$13,044	$55	$23

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$57	$—	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$112	$1	$1

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

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

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of March 31, 2014 and December 31, 2013:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	2014	2013	2014	2013
Commercial and Industrial Loans and Leases	$4,331	$31	$16	$—
Commercial Real Estate Loans	5,348	6,658	—	8
Agricultural Loans	—	—	—	—
Home Equity Loans	139	114	—	—
Consumer Loans	318	236	—	—
Residential Mortgage Loans	1,640	1,339	—	—
Total	$11,776	$8,378	$16	$8
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,562	$1,705	$—	$—

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and December 31, 2013:

March 31, 2014	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$344,872	$93	$111	$64	$268	$344,604
Commercial Real Estate Loans	590,668	619	347	1,331	2,297	588,371
Agricultural Loans	176,860	73	5	—	78	176,782
Home Equity Loans	81,527	269	132	138	539	80,988
Consumer Loans	46,928	103	36	190	329	46,599
Residential Mortgage Loans	131,634	1,631	37	1,423	3,091	128,543
Total(1)	$1,372,489	$2,788	$668	$3,146	$6,602	$1,365,887
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$13,869	$—	$—	$996	$996	$12,873

(1)Total recorded investment in loans includes $5,305 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2013	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$351,903	$256	$78	$—	$334	$351,569
Commercial Real Estate Loans	583,604	613	62	2,234	2,909	580,695
Agricultural Loans	195,171	62	—	—	62	195,109
Home Equity Loans	81,812	303	33	114	450	81,362
Consumer Loans	49,265	149	66	102	317	48,948
Residential Mortgage Loans	129,047	2,206	192	1,115	3,513	125,534
Total(1)	$1,390,802	$3,589	$431	$3,565	$7,585	$1,383,217
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$14,753	$148	$—	$1,103	$1,251	$13,502

(1)Total recorded investment in loans includes $5,590 in accrued interest.

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

During the three months ended March 31, 2014, there was one loan modified as troubled debt restructuring. The modification of the terms of this loan included a permanent reduction of the recorded investment in the loan. During the three months ended March 31, 2013, there were no loans modified as troubled debt restructurings. There were no troubled debt restructurings for the three months ended March 31, 2014 and the year ended December 31, 2013 for loans acquired with deteriorated credit quality at the time of acquisition.

The following table presents the recorded investment of troubled debt restructurings by class of loans as of March 31, 2014 and December 31, 2013:

March 31, 2014	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$2,045	$2,040	$5
Commercial Real Estate Loans	3,783	236	3,547
Total	$5,828	$2,276	$3,552

December 31, 2013	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$2,092	$2,086	$6
Commercial Real Estate Loans	4,325	364	3,961
Total	$6,417	$2,450	$3,967

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company had not committed to lending any additional amounts as of March 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings. The Company has committed to lending an additional amount of $40 as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2014 and 2013:

March 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	197	197
Total	1	$197	$197

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending March 31, 2014.

March 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending March 31, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2014 and 2013:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
March 31, 2014
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending March 31, 2014.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$310,939	$18,311	$15,622	$—	$344,872
Commercial Real Estate Loans	548,452	20,895	21,321	—	590,668
Agricultural Loans	172,856	3,799	205	—	176,860
Total	$1,032,247	$43,005	$37,148	$—	$1,112,400
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$3,085	$659	$8,229	$—	$11,973

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$324,685	$15,485	$11,733	$—	$351,903
Commercial Real Estate Loans	539,533	20,168	23,903	—	583,604
Agricultural Loans	192,609	2,357	205	—	195,171
Total	$1,056,827	$38,010	$35,841	$—	$1,130,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$3,121	$661	$9,070	$—	$12,852

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of March 31, 2014 and December 31, 2013:

March 31, 2014	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$81,388	$46,610	$129,994
Nonperforming	139	318	1,640
Total	$81,527	$46,928	$131,634
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$130	$1,766

December 31, 2013	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$81,698	$49,029	$127,708
Nonperforming	114	236	1,339
Total	$81,812	$49,265	$129,047
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$134	$1,767

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

March 31, 2014

Commercial and Industrial Loans	$1,636
Commercial Real Estate Loans	10,337
Home Equity Loans	—
Consumer Loans	130
Residential Mortgage Loans	1,766
Total	$13,869

Carrying Amount, Net of Allowance	$13,862

December 31, 2013

Commercial and Industrial Loans	$1,981
Commercial Real Estate Loans	10,871
Home Equity Loans	—
Consumer Loans	134
Residential Mortgage Loans	1,767
Total	$14,753

Carrying Amount, Net of Allowance	$14,745

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2014	2013

Balance at January 1	$2,790	$170
New Loans Purchased	—	—
Accretion of Income	(92)	(212)
Reclassifications from Non-accretable Difference	—	250
Charge-off of Accretable Yield	—	—
Balance at March 31	$2,698	$208

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2014. For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $8 during the three months ended March 31, 2013. No allowances for loan losses were reversed during the same period.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at March 31, 2014. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2014
Net Interest Income	$18,313	$4	$1	$(122)	$18,196
Net Gains on Sales of Loans	476	—	—	—	476
Net Gains on Securities	228	—	—	—	228
Trust and Investment Product Fees	2	920	—	—	922
Insurance Revenues	(3)	5	2,554	—	2,556
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	1,143	6	29	38	1,216
Income Tax Expense (Benefit)	2,490	(42)	501	(217)	2,732
Segment Profit (Loss)	5,698	(69)	718	(42)	6,305
Segment Assets at March 31, 2014	2,156,332	11,573	6,067	(27,582)	2,146,390

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2013
Net Interest Income	$16,764	$5	$7	$(551)	$16,225
Net Gains on Sales of Loans	754	—	—	—	754
Net Gains on Securities	613	—	—	—	613
Trust and Investment Product Fees	3	815	—	(1)	817
Insurance Revenues	9	13	1,762	—	1,784
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	950	7	105	37	1,099
Income Tax Expense (Benefit)	2,744	(2)	147	(375)	2,514
Segment Profit (Loss)	5,848	(8)	211	(242)	5,809
Segment Assets at December 31, 2013	2,171,837	11,663	5,636	(25,309)	2,163,827

NOTE 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of March 31, 2014, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three months ended March 31, 2014 and 2013.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 8 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2014, the Company has reserved 438,813 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2014 and 2013, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three months ended March 31, 2014 and 2013. The Company recorded no other stock compensation expense applicable to options during the three months ended March 31, 2014 and 2013 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to March 31, 2014 and 2013.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (in the form of 60% restricted stock grants and 40% cash credit entitlements for 2014 and 50% restricted stock grants and 50% cash credit entitlements prior to 2014). The management restricted stock grants and tandem cash credit entitlements awarded in 2013 will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2014 and 2013, the Company granted awards of 31,080 and 29,170 shares of restricted stock, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended March 31,
	2014	2013

Restricted Stock Expense	$158	$85
Cash Entitlement Expense	99	54
Tax Effect	(104)	(56)
Net of Tax	$153	$83

 Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,127 and $1,251 as of March 31, 2014 and 2013, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2014 and 2013, nor was there any unrecognized compensation expense as of March 31, 2014 and 2013 for the Employee Stock Purchase Plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2014, the Company held $10.8 million in Level 3 securities which consist of $10.5 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,129	$—	$19,129
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	106,080	10,476	116,556
Mortgage-backed Securities-Residential	—	477,132	—	477,132
Equity Securities	—	—	353	353
Total Securities	$—	$602,341	$10,829	$613,170

Loans Held-for-Sale	$—	$9,844	$—	$9,844

Derivative Assets	$—	$536	$—	$536

Derivative Liabilities	$—	$444	$—	$444

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$18,952	$—	$18,952
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	102,665	10,832	113,497
Mortgage-backed Securities-Residential	—	473,230	—	473,230
Equity Securities	—	—	353	353
Total Securities	$—	$594,847	$11,185	$606,032

Loans Held-for-Sale	$—	$9,265	$—	$9,265

Derivative Assets	$—	$866	$—	$866

Derivative Liabilities	$—	$737	$—	$737

There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2014 and December 31, 2013.

At March 31, 2014, the aggregate fair value of the Loans Held-for-Sale was $9,844, aggregate contractual principal balance was $9,676 with a difference of $168. At December 31, 2013, the aggregate fair value of the Loans Held-for-Sale was $9,265, aggregate contractual principle balance was $9,129 with a difference of $136.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Obligations of State and Political Subdivisions		Equity Securities		Corporate Securities
	2014	2013	2014	2013	2014	2013

Balance of Recurring Level 3 Assets at January 1	$10,832	$12,169	$353	$353	$—	$—
Total Gains or Losses (realized/unrealized) Included in Earnings	69	(21)	—	—	—	—
Maturities / Calls	(425)	(420)	—	—	—	—
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at March 31	$10,476	$11,728	$353	$353	$—	$—

 Of the total gain/loss included in earnings for the three months ended March 31, 2014, $69 was attributable to other changes in fair value. Of the total gain/loss included in earnings for the three months ended March 31, 2013, $(21) was attributable to other changes in fair value. The three months ended March 31, 2014 and 2013 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$2,811	$2,811
Commercial Real Estate Loans	—	—	1,311	1,311
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	—	—

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,346	1,346
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	20	20

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,124 with a valuation allowance of $4,002, resulting in an additional provision for loan losses of $863 for the period ended March 31, 2014. For the three months ended March 31, 2013, impaired loans resulted in an additional provision for loan losses of $50. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,449 with a valuation allowance of $3,103, resulting in an additional provision for loan losses of $1,024 for the year ended December 31, 2013.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell. No charge to earnings was included in the three months ended March 31, 2014. A charge to earnings through Other Operating Income of $207 was included in the three months ended March 31, 2013. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $20 at December 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

March 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,811	Sales comparison approach	Adjustment for differences between comparable sales	41%-90% (42%)
Impaired Loans - Commercial Real Estate Loans	$1,311	Sales comparison approach	Adjustment for physical condition of comparable properties sold	12%-80% (53%)
		Income approach	Adjustment for net operating income generated by the property
		Cost approach	Adjustment for investor rates of return

December 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial Real Estate Loans	$1,346	Sales comparison approach	Adjustment for physical condition of comparable properties sold	12%-80% (53%)
		Income approach	Adjustment for net operating income generated by the property
		Cost approach	Adjustment for investor rates of return
Other Real Estate - Commercial Real Estate Loans	$20	Sales comparison approach	Adjustment for physical condition of comparable properties sold	50% (50%)
		Income approach	Adjustment for net operating income generated by the property
		Cost approach	Adjustment for investor rates of return

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending March 31, 2014 and December 31, 2013. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$53,250	$44,159	$9,091	$—	$53,250
Securities Held-to-Maturity	184	—	186	—	186
FHLB Stock and Other Restricted Stock	9,004	N/A	N/A	N/A	N/A
Loans, Net	1,344,899	—	—	1,346,930	1,346,930
Accrued Interest Receivable	7,573	—	2,195	5,378	7,573
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,425,341)	(1,425,341)	—	—	(1,425,341)
Time Deposits	(342,434)	—	(345,169)	—	(345,169)
Short-term Borrowings	(72,774)	—	(72,774)	—	(72,774)
Long-term Debt	(87,217)	—	(83,258)	(5,330)	(88,588)
Accrued Interest Payable	(675)	—	(627)	(48)	(675)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

		Fair Value Measurements at December 31, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$60,232	$37,370	$22,862	$—	$60,232
Securities Held-to-Maturity	268	—	271	—	271
FHLB Stock and Other Restricted Stock	9,004	N/A	N/A	N/A	N/A
Loans, Net	1,366,452	—	—	1,370,339	1,370,339
Accrued Interest Receivable	7,470	—	1,918	5,552	7,470
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,463,122)	(1,463,122)	—	—	(1,463,122)
Time Deposits	(349,034)	—	(351,707)	—	(351,707)
Short-term Borrowings	(53,533)	—	(53,533)	—	(53,533)
Long-term Debt	(87,237)	—	(83,329)	(5,311)	(88,640)
Accrued Interest Payable	(777)	—	(732)	(45)	(777)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

Cash and Short-term Investments:
The carrying amount of cash and short-term investments approximate fair values and are classified as Level 1 or Level 2.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

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

Off-balance Sheet Instruments:
Commitments to extend credit and standby letters of credit are generally short-term or variable rate with minimal fees charged. These instruments have no carrying value, and the fair value is not material. The fair value of commitments to sell loans is the cost or benefit of settling the commitments with the counter-party at the reporting date. At March 31, 2014 and December 31, 2013, none of the Company’s commitments to sell loans were mandatory, and there is no cost or benefit to settle these commitments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the periods ending March 31, 2014 and 2013, net of tax:

March 31, 2014	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance	$(5,231)	$—	$(32)	$(5,263)
Other Comprehensive Income (Loss) Before Reclassification	2,412	—	—	2,412
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(148)	—	—	(148)
Net Current Period Other Comprehensive Income (Loss)	2,264	—	—	2,264
Ending Balance	$(2,967)	$—	$(32)	$(2,999)

March 31, 2013	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance	$10,643	$(231)	$(61)	$10,351
Other Comprehensive Income (Loss) Before Reclassification	(1,890)	—	—	(1,890)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(346)	—	—	(346)
Net Current Period Other Comprehensive Income (Loss)	(2,236)	—	—	(2,236)
Ending Balance	$8,407	$(231)	$(61)	$8,115

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the periods ending March 31, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(228)	Net (Gain) Loss on Securities
	80	Income Tax Expense
	(148)	Net of Tax

Total Reclassifications for the quarter ended March 31, 2014	$(148)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited, dollars in thousands except share and per share data)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(613)	Net (Gain) Loss on Securities
	267	Income Tax Expense
	(346)	Net of Tax

Total Reclassifications for the quarter ended March 31, 2013	$(346)

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2014 and December 31, 2013 and the consolidated results of operations for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2013 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2013 Annual Report on Form 10-K.

Net income for the quarter ended March 31, 2014 totaled $6,305,000, or $0.48 per share, an increase of $496,000 or 9% and an increase of $0.02 per share or 4%, from the quarter ended March 31, 2013 net income of $5,809,000, or $0.46 per share.

As compared to the same quarter prior year results, first quarter 2014 earnings were positively affected by a $1,971,000, or 12%, increase in net interest income due primarily to an increased level of earning assets and an improved net interest margin. Also contributing to the improved earnings during the first quarter of 2014 was an increased level of non-interest income driven primarily by increased insurance revenues.

Partially mitigating the improvement in net interest income and non-interest income was an increase in non-interest expenses of $1,628,000, or 12%, during the first quarter of 2014 compared to the first quarter of 2013. The increase in non-interest expenses was largely impacted by the inclusion of the United Commerce Bancorp operations which was acquired by the Company effective October 1, 2013, a new financial center in Columbus, Indiana, and the implementation of new digital banking systems.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for German American Bancorp, Inc. presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this Report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgements, and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale, and the valuation allowance on deferred tax assets.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of March 31, 2014, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $11,289,000 and gross unrealized gains totaled approximately $6,740,000. As of March 31, 2014, held-to-maturity securities had a gross unrecognized gain of approximately $2,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2014 totaled $6,305,000, or $0.48 per share, an increase of $496,000 or 9% and an increase of $0.02 per share or 4%, from the quarter ended March 31, 2013 net income of $5,809,000, or $0.46 per share.

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

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$12,149	$3	0.10%	$16,831	$10	0.24%
Securities:
Taxable	506,337	2,759	2.18%	557,412	2,841	2.04%
Non-taxable	115,790	1,501	5.18%	77,011	975	5.07%
Total Loans and Leases(2)	1,371,361	16,018	4.73%	1,211,852	14,936	4.99%
Total Interest Earning Assets	2,005,637	20,281	4.08%	1,863,106	18,762	4.07%
Other Assets	142,374			136,559
Less: Allowance for Loan Losses	(15,202)			(15,750)
Total Assets	$2,132,809			$1,983,915

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,041,009	$321	0.13%	$965,953	$382	0.16%
Time Deposits	340,160	715	0.85%	334,679	852	1.03%
FHLB Advances and Other Borrowings	130,727	449	1.39%	140,363	911	2.63%
Total Interest-bearing Liabilities	1,511,896	1,485	0.40%	1,440,995	2,145	0.60%
Demand Deposit Accounts	405,386			336,472
Other Liabilities	10,909			20,428
Total Liabilities	1,928,191			1,797,895
Shareholders’ Equity	204,618			186,020
Total Liabilities and Shareholders’ Equity	$2,132,809			$1,983,915

Cost of Funds			0.30%			0.47%
Net Interest Income		$18,796			$16,617
Net Interest Margin			3.78%			3.60%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,971,000 or 12% (an increase of $2,179,000 or 13% on a tax-equivalent basis) for the quarter ended March 31, 2014 compared with the same quarter of 2013. The increased level of net interest income during the first quarter of 2014 compared with the first quarter of 2013 was driven by a higher level of earning assets and a higher net interest margin (expressed as a percentage of average earning assets).

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.78% for the first quarter of 2014 compared to 3.60% during the first quarter of 2013.  The yield on earning assets totaled 4.08% during the quarter ended March 31, 2014 compared to 4.07% in the same period of 2013 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.30% during the quarter ended March 31, 2014 compared to 0.47% in the same period of 2013.

The improvement of the net interest margin and net interest income in the first quarter of 2014 compared with the first quarter of 2013 was attributable to an increased level of average loans outstanding, to the improvement in the yield on the Company’s securities portfolio and to the continued decline in the Company’s cost of funds. Accretion of loan discounts on acquired loans contributed approximately 5 basis points on an annualized basis to the net interest margin in the first quarter of 2014 and 8 basis points in the first quarter of 2013.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2014, the provision for loan loss totaled $350,000 which was flat to the $350,000 provision during the first quarter of 2013. The provision for loan loss represented 0.10% on an annualized basis of average loans outstanding during the first quarter of 2014 and 0.12% during the first quarter of 2013. The Company realized net recoveries of $550,000 or 0.16% on an annualized basis of average loans outstanding during the three months ended March 31, 2014, compared with net charge-offs of $136,000 or 0.04% on an annualized basis of average loans outstanding during the same period of 2013.

The provision for loan losses made during the three months ended March 31, 2014 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2014, non-interest income totaled $6,281,000, an increase of $371,000, or 6%, compared with the first quarter of 2013.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Trust and Investment Product Fees	$922	$817	$105	13%
Service Charges on Deposit Accounts	1,061	955	106	11
Insurance Revenues	2,556	1,784	772	43
Company Owned Life Insurance	201	266	(65)	(24)
Interchange Fee Income	447	430	17	4
Other Operating Income	390	291	99	34
Subtotal	5,577	4,543	1,034	23
Net Gains on Sales of Loans	476	754	(278)	(37)
Net Gains on Securities	228	613	(385)	(63)
Total Non-interest Income	$6,281	$5,910	$371	6

During the first quarter of 2014, trust and investment product fees increased $105,000, or 13%, compared with first quarter of 2013. The increase was due to an increase in in brokerage revenues. Service charges on deposit accounts increased $106,000, or 11%, during the first quarter of 2014 compared with the same period of 2013. This increase was largely attributable to an expanded customer base in part enhanced by the acquisition of United Commerce Bancorp.

Insurance revenues increased $772,000, or 43%, during the quarter ended March 31, 2014, compared with the first quarter of 2013. The increase during the first quarter of 2014 compared with first quarter of 2013 was due to increased contingency revenue. Contingency revenue during the first quarter of 2014 totaled $1,049,000 compared with $246,000 during the first quarter of 2013. The fluctuation in contingency revenue during 2014 and 2013 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Net gains on sales of loans totaled $476,000 during the quarter ended March 31, 2014, a decline of $278,000, or 37%, compared with the first quarter of 2013.  Loan sales totaled $21.9 million during the first quarter of 2014, compared with $42.5 million during the first quarter of 2013.

During the first quarter of 2014, the Company realized a net gain on the sale of securities of $228,000 related to the sale of $3.3 million of securities, compared with a net gain on the sale of securities of $613,000 related to the sale of approximately $29.8 million of securities in the first quarter of 2013.

Non-interest Expense:

During the quarter ended March 31, 2014, non-interest expense totaled $15,090,000, an increase of $1,628,000, or 12%, compared with the first quarter of 2013.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Salaries and Employee Benefits	$8,424	$7,784	$640	8%
Occupancy, Furniture and Equipment Expense	1,825	1,580	245	16
FDIC Premiums	275	255	20	8
Data Processing Fees	1,010	665	345	52
Professional Fees	692	661	31	5
Advertising and Promotion	478	490	(12)	(2)
Intangible Amortization	348	367	(19)	(5)
Other Operating Expenses	2,038	1,660	378	23
Total Non-interest Expense	$15,090	$13,462	$1,628	12

Salaries and benefits increased $640,000, or 8%, during the quarter ended March 31, 2014 compared with the first quarter of 2013. The increase in salaries and benefits during the first quarter of 2014 compared the same period of 2013 was primarily the result of an increased number of full-time equivalent employees which were largely the result of the acquisition of United Commerce Bancorp and the opening of a full service banking location in Columbus, Indiana.

Occupancy, furniture and equipment expense increased $245,000, or 16%, during the quarter ended March 31, 2014 compared with the first quarter of 2013. The increase was largely related to a larger number of banking offices driven by the acquisition of United Commerce Bancorp and the new banking location in Columbus.

Data processing fees increased $345,000, or 52%, during the first quarter of 2014 compared with the same quarter of 2013. The increase was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms late in the fourth quarter of 2013 and in the first quarter of 2014.

Other operating expenses increased $378,000, or 23%, during the first quarter of 2014 compared with the first quarter of 2013. The increase was largely related to collection cost associated with residential loans sold on the secondary market, losses sustained from fraudulent debit card activity which resulted from a phone scam that targeted the Company’s customers during the first quarter of 2014 and was also attributable to the United Commerce Bancorp acquisition and opening of the Columbus, Indiana full service banking location.

Income Taxes:

The Company’s effective income tax rate was 30.2% during the three months ended March 31, 2014 and 2013. The effective tax rate in all periods presented was lower than the blended statutory rate of 40.5% resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2014 decreased $17.4 million to $2.146 billion compared with $2.164 billion in total assets at December 31, 2013.  The decline in total assets was primarily attributable to a decline in period-end loan balances.

March 31, 2014 loans outstanding decreased by $18.0 million, or approximately 5% on an annualized basis, compared with year-end 2013. The reduction in loans during the first quarter of 2014 compared with year-end 2013 was largely related to a seasonal decline in agricultural loans.

End of Period Loan Balances: (dollars in thousands)	March 31, 2014	December 31, 2013	Current Period Change
Commercial & Industrial Loans	$344,045	$350,955	$(6,910)
Commercial Real Estate Loans	589,193	582,066	7,127
Agricultural Loans	174,651	192,880	(18,229)
Home Equity & Consumer Loans	128,024	130,628	(2,604)
Residential Mortgage Loans	131,271	128,683	2,588
Total Loans	$1,367,184	$1,385,212	$(18,028)

The Company’s allowance for loan losses totaled $15.5 million at March 31, 2014 representing an increase of $900,000, or 25% on an annualized basis, from December 31, 2013.  The allowance for loan losses represented 1.13% of period-end loans at March 31, 2014 compared with 1.05% of period-end loans at December 31, 2013.  Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $5.4 million as of March 31, 2014 and $5.9 million at year-end 2013.

Total deposits decreased $44.4 million, or 10% on an annualized basis, as of March 31, 2014 compared with December 31, 2013 total deposits. The decline was primarily attributable to withdrawals from large balance deposit relationships. These relationships continue to maintain significant deposit balances with the Company.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2014	December 31, 2013	Current Period Change
Non-interest-bearing Demand Deposits	$409,630	$400,024	$9,606
Interest-bearing Demand, Savings, & Money Market Accounts	1,015,711	1,063,098	(47,387)
Time Deposits < $100,000	216,227	224,361	(8,134)
Time Deposits of $100,000 or more	126,207	124,673	1,534
Total Deposits	$1,767,775	$1,812,156	$(44,381)

The following is an analysis of the Company’s non-performing assets at March 31, 2014 and December 31, 2013:

Non-performing Assets: (dollars in thousands)	March 31, 2014	December 31, 2013
Non-accrual Loans	$11,776	$8,378
Past Due Loans (90 days or more and still accruing)	16	8
Total Non-performing Loans	11,792	8,386
Other Real Estate	770	1,029
Total Non-performing Assets	$12,562	$9,415

Restructured Loans	$2,246	$2,418

Non-performing Loans to Total Loans	0.86%	0.61%
Allowance for Loan Loss to Non-performing Loans	131.31%	173.91%

Non-performing assets totaled $12.6 million or 0.59% of total assets at March 31, 2014 compared to $9.4 million or 0.44% of total assets at December 31, 2013.  Non-performing loans totaled $11.8 million or 0.86% of total loans at March 31, 2014 representing a $3.4 million, or 41%, increase in non-performing loans compared to the $8.4 million of non-performing loans at December 31, 2013.  The increase in non-performing loans was largely the result of the placement of a single commercial and industrial loan relationship to a manufacturing company on non-accrual status during the first quarter of 2014.

Non-accrual commercial real estate loans totaled $5.3 million at March 31, 2014 representing a decline of $1.4 million, or 20%, from the $6.7 million of non-accrual commercial real estate loans at year-end 2013.  Non-accrual commercial real estate loans represented 45% of the total non-performing loans at March 31, 2014 compared to 79% of total non-performing loans at year-end 2013.  Non-accrual commercial and industrial loans totaled $4.3 million at March 31, 2014 representing an increase of $4.3 million from the $0.03 million of non-accrual commercial and industrial loans at December 31, 2013.  Non-accrual commercial and industrial loans represented 37% of the total non-performing loans at March 31, 2014 compared with less than 1% of total non-performing loans at year-end 2013.

At March 31, 2014, three commercial loan relationships represented approximately 65% of the total non-performing loans of the Company. The first relationship was a $4.3 million commercial and industrial loan relationship to a manufacturing company secured by the business assets of the company. The loan was placed on non-accrual status during the first quarter of 2014. The second relationship was a $1.5 million commercial real estate loan secured by various commercial real estate properties.  This loan was in non-performing status as of December 31, 2013.  The borrower has made all contractual payments due during 2014 and the principal balance of the loan was reduced by approximately $0.6 million during the first three months of 2014. The third relationship was a $1.9 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2013. The borrower has made all contractual payments due during 2014 and the principal balance of this relationship was reduced by $0.02 million during the first three months of 2014.  These three relationships represent the only loan relationships greater than $1.0 million included in non-performing loans.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2013 or during the first quarter of 2014.  The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $1,562,000 at March 31, 2014 compared with $1,705,000 at December 31, 2013. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 13% of total non-performing loans at March 31, 2014 compared with approximately 20% of total non-performing loans at December 31, 2013.

Past due purchased loans with evidence of credit deterioration since origination totaled $996,000 at March 31, 2014 and $1,250,000 at year-end 2013.  Past due purchased loans with evidence of credit deterioration since origination represented approximately 15% of total past due loans at March 31, 2014 and approximately 16% of total past due loans at year-end 2013.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $8.2 million at March 31, 2014 compared with $9.0 million at December 31, 2013. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 22% of total adversely classified loans at March 31, 2014 compared with approximately 25% of total adversely classified loans at year-end 2013.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of March 31, 2014.

At March 31, 2014, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	At March 31, 2014	At December 31, 2013
Leverage Ratio	4.00%	9.05%	8.78%
Tier 1 Capital to Risk-adjusted Assets	4.00%	12.50%	12.12%
Total Capital to Risk-adjusted Assets	8.00%	13.51%	13.07%

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System (FRB) and Federal Deposit Insurance Corporation (FDIC)) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. Although the Company believes that these new rules, as they are phased in over a multi-year period commencing January 1, 2015, will in general increase the amount of capital that the Company and the Bank may be required to maintain, the Company does not presently expect that any materially burdensome compliance efforts with these final capital rules will be required of the Company prior to January 1, 2015. For additional information, also see the discussion in Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, shareholders’ equity increased by $6.6 million, or 13% on an annualized basis, to $206.7 million compared with $200.1 million at year-end 2013. The increase in shareholders’ equity was primarily attributable to an increase of $4.2 million in retained earnings and an increase of $2.3 million in accumulated other comprehensive income related to a decrease in net unrealized losses in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 9.6% of total assets at March 31, 2014 and 9.3% of total assets at December 31, 2013. Shareholders’ equity included $23.5 million of goodwill and other intangible assets at March 31, 2014 compared to $23.9 million of goodwill and other intangible assets at year-end 2013.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $7.0 million during the three months ended March 31, 2014 ending at $53.2 million.  During the three months ended March 31, 2014, operating activities resulted in net cash inflows of $9.1 million.  Investing activities resulted in net cash inflows of $11.2 million during the three months ended March 31, 2014.  Financing activities resulted in net cash outflows for the three months ended March 31, 2014 of $27.3 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2014, the parent company had approximately $14.3 million of cash and cash equivalents available to meet its cash flow needs.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2013, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2014

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$199,445	(16.60)%	9.74%	(139) b.p.
Base	239,145	—	11.13%	—
-2%	214,362	(10.36)%	9.76%	(137) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
1/1/14 – 1/31/14	—	—	—	272,789
2/1/14 – 2/28/14	—	—	—	272,789
3/1/14 – 3/31/14	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2014 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2014.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 9, 2014	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer

Date: May 9, 2014	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
10.1*
Description of Executive Management Incentive Plan for 2014 adopted by the Board of Directors on February 24, 2014, is incorporated by reference from the description included in Exhibit 5.02 of the Registrant's Current Report on Form 8-K filed February 28, 2014.

10.2* **
Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during February 2014 pursuant to the Management Long-Term Incentive Plan component of the 2013 Executive Management Incentive Plan with respect to the performance period ended December 31, 2013.

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
101**+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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