Form 10-Q
period 2014-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2014-08-08
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Shares, no par value	13,210,395

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and Due from Banks	$40,391	$37,370
Federal Funds Sold and Other Short-term Investments	16,723	22,762
Cash and Cash Equivalents	57,114	60,132

Interest-bearing Time Deposits with Banks	100	100
Securities Available-for-Sale, at Fair Value	615,392	606,032
Securities Held-to-Maturity, at Cost (Fair value of $186 and $271 on June 30, 2014 and December 31, 2013, respectively)	184	268

Loans Held-for-Sale, at Fair Value	8,812	9,265

Loans	1,413,331	1,385,212
Less: Unearned Income	(3,846)	(2,830)
Allowance for Loan Losses	(15,550)	(14,584)
Loans, Net	1,393,935	1,367,798

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	9,096	9,004
Premises, Furniture and Equipment, Net	40,479	40,430
Other Real Estate	935	1,029
Goodwill	20,536	20,536
Intangible Assets	2,655	3,328
Company Owned Life Insurance	31,591	31,178
Accrued Interest Receivable and Other Assets	12,744	14,727
TOTAL ASSETS	$2,193,573	$2,163,827

LIABILITIES
Non-interest-bearing Demand Deposits	$398,621	$400,024
Interest-bearing Demand, Savings, and Money Market Accounts	1,010,367	1,063,098
Time Deposits	333,391	349,034
Total Deposits	1,742,379	1,812,156

FHLB Advances and Other Borrowings	225,546	140,770
Accrued Interest Payable and Other Liabilities	11,310	10,804
TOTAL LIABILITIES	1,979,235	1,963,730

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,210	13,174
Additional Paid-in Capital	108,356	108,022
Retained Earnings	92,934	84,164
Accumulated Other Comprehensive Loss	(162)	(5,263)
TOTAL SHAREHOLDERS’ EQUITY	214,338	200,097
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,193,573	$2,163,827
End of period shares issued and outstanding	13,210,395	13,173,793

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2014	2013
INTEREST INCOME
Interest and Fees on Loans	$16,142	$15,035
Interest on Federal Funds Sold and Other Short-term Investments	3	13
Interest and Dividends on Securities:
Taxable	2,654	2,771
Non-taxable	1,026	639
TOTAL INTEREST INCOME	19,825	18,458

INTEREST EXPENSE
Interest on Deposits	1,037	1,154
Interest on FHLB Advances and Other Borrowings	467	592
TOTAL INTEREST EXPENSE	1,504	1,746

NET INTEREST INCOME	18,321	16,712
Provision for Loan Losses	200	(200)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,121	16,912

NON-INTEREST INCOME
Trust and Investment Product Fees	905	814
Service Charges on Deposit Accounts	1,191	1,050
Insurance Revenues	1,482	1,379
Company Owned Life Insurance	192	217
Interchange Fee Income	512	513
Other Operating Income	590	861
Net Gains on Sales of Loans	386	809
Net Gains on Securities	244	467
TOTAL NON-INTEREST INCOME	5,502	6,110

NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,886	7,627
Occupancy Expense	1,198	1,099
Furniture and Equipment Expense	500	466
FDIC Premiums	276	260
Data Processing Fees	947	672
Professional Fees	553	525
Advertising and Promotion	544	516
Intangible Amortization	325	348
Other Operating Expenses	1,910	1,748
TOTAL NON-INTEREST EXPENSE	14,139	13,261

Income before Income Taxes	9,484	9,761
Income Tax Expense	2,797	3,229
NET INCOME	$6,687	$6,532

Basic Earnings Per Share	$0.51	$0.52
Diluted Earnings Per Share	$0.51	$0.52

Dividends Per Share	$0.16	$0.15

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2014	2013
INTEREST INCOME
Interest and Fees on Loans	$32,086	$29,920
Interest on Federal Funds Sold and Other Short-term Investments	6	23
Interest and Dividends on Securities:
Taxable	5,413	5,612
Non-taxable	2,001	1,273
TOTAL INTEREST INCOME	39,506	36,828

INTEREST EXPENSE
Interest on Deposits	2,073	2,388
Interest on FHLB Advances and Other Borrowings	916	1,503
TOTAL INTEREST EXPENSE	2,989	3,891

NET INTEREST INCOME	36,517	32,937
Provision for Loan Losses	550	150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,967	32,787

NON-INTEREST INCOME
Trust and Investment Product Fees	1,827	1,631
Service Charges on Deposit Accounts	2,252	2,005
Insurance Revenues	4,038	3,163
Company Owned Life Insurance	393	483
Interchange Fee Income	959	943
Other Operating Income	980	1,152
Net Gains on Sales of Loans	862	1,563
Net Gains on Securities	472	1,080
TOTAL NON-INTEREST INCOME	11,783	12,020

NON-INTEREST EXPENSE
Salaries and Employee Benefits	16,310	15,411
Occupancy Expense	2,514	2,204
Furniture and Equipment Expense	1,009	941
FDIC Premiums	551	515
Data Processing Fees	1,957	1,337
Professional Fees	1,245	1,186
Advertising and Promotion	1,022	1,006
Intangible Amortization	673	715
Other Operating Expenses	3,948	3,408
TOTAL NON-INTEREST EXPENSE	29,229	26,723

Income before Income Taxes	18,521	18,084
Income Tax Expense	5,529	5,743
NET INCOME	$12,992	$12,341

Basic Earnings Per Share	$0.98	$0.98
Diluted Earnings Per Share	$0.98	$0.97

Dividends Per Share	$0.32	$0.30

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2014	2013

NET INCOME	$6,687	$6,532

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	4,647	(14,462)
Reclassification Adjustment for Losses (Gains) Included in Net Income	(244)	(467)
Tax Effect	(1,566)	5,275
Net of Tax	2,837	(9,654)

Total Other Comprehensive Income (Loss)	2,837	(9,654)

COMPREHENSIVE INCOME (LOSS)	$9,524	$(3,122)

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2014	2013

NET INCOME	$12,992	$12,341

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	8,380	(17,297)
Reclassification Adjustment for Losses (Gains) Included in Net Income	(472)	(1,080)
Tax Effect	(2,807)	6,487
Net of Tax	5,101	(11,890)

Total Other Comprehensive Income (Loss)	5,101	(11,890)

COMPREHENSIVE INCOME (LOSS)	$18,093	$451

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,992	$12,341
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	976	1,731
Depreciation and Amortization	2,422	2,224
Loans Originated for Sale	(43,022)	(99,547)
Proceeds from Sales of Loans Held-for-Sale	44,295	98,490
Provision for Loan Losses	550	150
Gain on Sale of Loans, net	(862)	(1,563)
Gain on Securities, net	(472)	(1,080)
Loss on Sales of Other Real Estate and Repossessed Assets	44	253
Gain on Disposition and Impairment of Premises and Equipment	—	(70)
Increase in Cash Surrender Value of Company Owned Life Insurance	(413)	(478)
Equity Based Compensation	320	170
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(4,120)	3,529
Interest Payable and Other Liabilities	520	(1,648)
Net Cash from Operating Activities	13,230	14,502

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	1,445
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	41,415	81,734
Proceeds from Sales of Securities Available-for-Sale	7,237	100,721
Purchase of Securities Available-for-Sale	(47,284)	(180,647)
Proceeds from Maturities of Securities Held-to-Maturity	84	78
Proceeds from Redemption of Federal Home Loan Bank Stock	(92)	—
Purchase of Loans	—	(712)
Proceeds from Sales of Loans	—	2,000
Loans Made to Customers, net of Payments Received	(27,673)	(40,420)
Proceeds from Sales of Other Real Estate	1,036	459
Property and Equipment Expenditures	(1,743)	(1,606)
Proceeds from Sales of Property and Equipment	—	88
Net Cash used in Investing Activities	(27,020)	(36,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(69,757)	986
Change in Short-term Borrowings	64,453	35,371
Advances in Long-term Debt	21,500	30,000
Repayments of Long-term Debt	(1,252)	(50,805)
Issuance of Common Stock	50	9
Dividends Paid	(4,222)	(3,795)
Net Cash from Financing Activities	10,772	11,766

Net Change in Cash and Cash Equivalents	(3,018)	(10,592)
Cash and Cash Equivalents at Beginning of Year	60,132	49,087
Cash and Cash Equivalents at End of Period	$57,114	$38,495

Cash Paid During the Period for
Interest	$2,980	$4,349
Income Taxes	1,769	6,609

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$986	$626
Accounts Receivable Transferred to Securities	(3,323)	(45,803)
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2014	2013
Basic Earnings per Share:
Net Income	$6,687	$6,532
Weighted Average Shares Outstanding	13,210,150	12,666,315
Basic Earnings per Share	$0.51	$0.52

Diluted Earnings per Share:
Net Income	$6,687	$6,532

Weighted Average Shares Outstanding	13,210,150	12,666,315
Potentially Dilutive Shares, Net	20,662	16,812
Diluted Weighted Average Shares Outstanding	13,230,812	12,683,127
Diluted Earnings per Share	$0.51	$0.52

For the three months ended June 30, 2014 and 2013, there were no anti-dilutive shares.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended June 30,
	2014	2013
Basic Earnings per Share:
Net Income	$12,992	$12,341
Weighted Average Shares Outstanding	13,194,754	12,654,146
Basic Earnings per Share	$0.98	$0.98

Diluted Earnings per Share:
Net Income	$12,992	$12,341

Weighted Average Shares Outstanding	13,194,754	12,654,146
Potentially Dilutive Shares, Net	21,330	17,560
Diluted Weighted Average Shares Outstanding	13,216,084	12,671,706
Diluted Earnings per Share	$0.98	$0.97

For the six months ended June 30, 2014 and 2013, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2014 and December 31, 2013, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2014
U.S. Treasury and Agency Securities	$20,000	$—	$(679)	$19,321
Obligations of State and Political Subdivisions	125,265	4,850	(159)	129,956
Mortgage-backed Securities - Residential	469,919	3,733	(7,890)	465,762
Equity Securities	353	—	—	353
Total	$615,537	$8,583	$(8,728)	$615,392

December 31, 2013
U.S. Treasury and Agency Securities	$20,000	$—	$(1,048)	$18,952
Obligations of State and Political Subdivisions	112,008	2,388	(899)	113,497
Mortgage-backed Securities - Residential	481,724	3,497	(11,991)	473,230
Equity Securities	353	—	—	353
Total	$614,085	$5,885	$(13,938)	$606,032

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2014 and December 31, 2013, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

June 30, 2014
Obligations of State and Political Subdivisions	$184	$2	$—	$186

December 31, 2013
Obligations of State and Political Subdivisions	$268	$3	$—	$271

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

The amortized cost and fair value of Securities at June 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,685	$3,720
Due after one year through five years	20,649	20,574
Due after five years through ten years	62,544	64,374
Due after ten years	58,387	60,609
Mortgage-backed Securities - Residential	469,919	465,762
Equity Securities	353	353
Total	$615,537	$615,392

Securities Held-to-Maturity:	Carrying Amount	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	184	186
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$184	$186

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

Proceeds from Sales	$6,983	$25,972
Gross Gains on Sales	244	467
Income Taxes on Gross Gains	85	163

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

Proceeds from Sales	$7,237	$100,721
Gross Gains on Sales	472	1,080
Income Taxes on Gross Gains	165	378

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Below is a summary of securities with unrealized losses as of June 30, 2014 and December 31, 2013, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$19,321	$(679)	$19,321	$(679)
Obligations of State and Political Subdivisions	7,935	(33)	4,835	(126)	12,770	(159)
Mortgage-backed Securities - Residential	80,549	(762)	232,035	(7,128)	312,584	(7,890)
Equity Securities	—	—	—	—	—	—
Total	$88,484	$(795)	$256,191	$(7,933)	$344,675	$(8,728)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$18,952	$(1,048)	$—	$—	$18,952	$(1,048)
Obligations of State and Political Subdivisions	38,878	(899)	—	—	38,878	(899)
Mortgage-backed Securities - Residential	346,028	(11,903)	1,735	(88)	347,763	(11,991)
Equity Securities	—	—	—	—	—	—
Total	$403,858	$(13,850)	$1,735	$(88)	$405,593	$(13,938)

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

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $23.3 million at June 30, 2014 and $17.9 million at December 31, 2013. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$23,335	$449	$17,853	$866

Included in Other Liabilities:
Interest Rate Swaps	$23,335	$388	$17,853	$737

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—	$—
Included in Other Income / (Expense)	116	549	78	551

NOTE 5 – Loans

Loans were comprised of the following classifications at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Commercial:
Commercial and Industrial Loans and Leases	$366,101	$350,955
Commercial Real Estate Loans	594,681	582,066
Agricultural Loans	188,155	192,880
Retail:
Home Equity Loans	83,584	81,504
Consumer Loans	46,706	49,124
Residential Mortgage Loans	134,104	128,683
Subtotal	1,413,331	1,385,212
Less: Unearned Income	(3,846)	(2,830)
Allowance for Loan Losses	(15,550)	(14,584)
Loans, Net	$1,393,935	$1,367,798

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ending June 30, 2014 and 2013:

June 30, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$5,374	$7,870	$930	$209	$186	$257	$658	$15,484
Provision for Loan Losses	365	(695)	86	181	171	255	(163)	200
Recoveries	9	27	—	42	39	4	—	121
Loans Charged-off	(87)	(3)	—	(14)	(70)	(81)	—	(255)
Ending Balance	$5,661	$7,199	$1,016	$418	$326	$435	$495	$15,550

June 30, 2013	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,753	$8,879	$766	$118	$189	$300	$729	$15,734
Provision for Loan Losses	(452)	(53)	51	196	43	(16)	31	(200)
Recoveries	10	27	—	—	16	1	—	54
Loans Charged-off	(53)	(217)	—	(1)	(49)	(5)	—	(325)
Ending Balance	$4,258	$8,636	$817	$313	$199	$280	$760	$15,263

The following tables present the activity in the allowance for loan losses by portfolio class for the six months ending June 30, 2014 and 2013:

June 30, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	1,687	(1,752)	70	181	219	262	(117)	550
Recoveries	78	730	—	42	86	8	—	944
Loans Charged-off	(87)	(114)	—	(44)	(167)	(116)	—	(528)
Ending Balance	$5,661	$7,199	$1,016	$418	$326	$435	$495	$15,550

June 30, 2013	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	(257)	(47)	(172)	237	36	97	256	150
Recoveries	13	78	—	—	71	3	—	165
Loans Charged-off	(53)	(326)	—	(65)	(122)	(6)	—	(572)
Ending Balance	$4,258	$8,636	$817	$313	$199	$280	$760	$15,263

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2014 and December 31, 2013:

June 30, 2014	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,549	$213	$1,336	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,995	5,448	5,857	1,016	418	326	435	495
Acquired with Deteriorated Credit Quality	6	—	6	—	—	—	—	—
Total Ending Allowance Balance	$15,550	$5,661	$7,199	$1,016	$418	$326	$435	$495

Loans:
Loans Individually Evaluated for Impairment	$7,108	$2,245	$4,863	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,399,929	364,083	581,919	190,368	83,888	46,708	132,963	—
Loans Acquired with Deteriorated Credit Quality	11,552	591	9,332	—	—	126	1,503	—
Total Ending Loans Balance(1)	$1,418,589	$366,919	$596,114	$190,368	$83,888	$46,834	$134,466	$—

(1)Total recorded investment in loans includes $5,258 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2013	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$3,095	$45	$3,050	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	11,481	3,938	5,277	946	239	188	281	612
Acquired with Deteriorated Credit Quality	8	—	8	—	—	—	—	—
Total Ending Allowance Balance	$14,584	$3,983	$8,335	$946	$239	$188	$281	$612

Loans:
Loans Individually Evaluated for Impairment	$8,458	$2,114	$6,344	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,367,591	347,808	566,389	195,171	81,812	49,131	127,280	—
Loans Acquired with Deteriorated Credit Quality	14,753	1,981	10,871	—	—	134	1,767	—
Total Ending Loans Balance(1)	$1,390,802	$351,903	$583,604	$195,171	$81,812	$49,265	$129,047	$—

(1)Total recorded investment in loans includes $5,590 in accrued interest.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013:

June 30, 2014	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,043	$2,032	$—
Commercial Real Estate Loans	3,843	2,843	—
Agricultural Loans	—	—	—
Subtotal	5,886	4,875	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	216	215	213
Commercial Real Estate Loans	2,711	2,557	1,342
Agricultural Loans	—	—	—
Subtotal	2,927	2,772	1,555
Total	$8,813	$7,647	$1,555

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,355	$532	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$31	$7	$6

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2013	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,163	$2,072	$—
Commercial Real Estate Loans	4,710	2,383	—
Agricultural Loans	—	—	—
Subtotal	6,873	4,455	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	45	45	45
Commercial Real Estate Loans	4,428	4,417	3,058
Agricultural Loans	—	—	—
Subtotal	4,473	4,462	3,103
Total	$11,346	$8,917	$3,103

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$987	$451	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$33	$8	$8

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended June 30, 2014 and 2013:

June 30, 2014	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,176	$45	$45
Commercial Real Estate Loans	3,326	53	46
Agricultural Loans	—	—	—
Subtotal	5,502	98	91
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	219	1	1
Commercial Real Estate Loans	2,588	6	5
Agricultural Loans	—	—	—
Subtotal	2,807	7	6
Total	$8,309	$105	$97

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$950	$1	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$32	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

June 30, 2013	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,993	$—	$—
Commercial Real Estate Loans	2,196	—	—
Agricultural Loans	2,041	127	168
Subtotal	6,230	127	168
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	522	1	1
Commercial Real Estate Loans	6,276	6	4
Agricultural Loans	—	—	—
Subtotal	6,798	7	5
Total	$13,028	$134	$173

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$80	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$363	$1	$1

The following tables present loans individually evaluated for impairment by class of loans for the six month period ended June 30, 2014 and 2013:

June 30, 2014	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,156	$76	$77
Commercial Real Estate Loans	2,879	55	48
Agricultural Loans	—	—	—
Subtotal	5,035	131	125
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,295	1	1
Commercial Real Estate Loans	3,416	11	10
Agricultural Loans	—	—	—
Subtotal	5,711	12	11
Total	$10,746	$143	$136

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$974	$3	$3
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$32	$1	$1

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

June 30, 2013	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,052	$—	$1
Commercial Real Estate Loans	2,183	—	—
Agricultural Loans	2,231	175	184
Subtotal	5,466	175	185
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,528	2	2
Commercial Real Estate Loans	6,042	11	9
Agricultural Loans	—	—	—
Subtotal	7,570	13	11
Total	$13,036	$188	$196

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$55	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$314	$1	$1

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

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of June 30, 2014 and December 31, 2013:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	2014	2013	2014	2013
Commercial and Industrial Loans and Leases	$286	$31	$67	$—
Commercial Real Estate Loans	3,720	6,658	—	8
Agricultural Loans	—	—	—	—
Home Equity Loans	328	114	—	—
Consumer Loans	212	236	—	—
Residential Mortgage Loans	1,356	1,339	—	—
Total	$5,902	$8,378	$67	$8
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,346	$1,705	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2014 and December 31, 2013:

June 30, 2014	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$366,919	$415	$46	$143	$604	$366,315
Commercial Real Estate Loans	596,114	324	30	1,104	1,458	594,656
Agricultural Loans	190,368	266	—	—	266	190,102
Home Equity Loans	83,888	454	191	328	973	82,915
Consumer Loans	46,834	191	45	84	320	46,514
Residential Mortgage Loans	134,466	1,886	1,159	1,147	4,192	130,274
Total(1)	$1,418,589	$3,536	$1,471	$2,806	$7,813	$1,410,776
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,552	$146	$—	$744	$890	$10,662

(1)Total recorded investment in loans includes $5,258 in accrued interest.

December 31, 2013	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$351,903	$256	$78	$—	$334	$351,569
Commercial Real Estate Loans	583,604	613	62	2,234	2,909	580,695
Agricultural Loans	195,171	62	—	—	62	195,109
Home Equity Loans	81,812	303	33	114	450	81,362
Consumer Loans	49,265	149	66	102	317	48,948
Residential Mortgage Loans	129,047	2,206	192	1,115	3,513	125,534
Total(1)	$1,390,802	$3,589	$431	$3,565	$7,585	$1,383,217
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$14,753	$148	$—	$1,103	$1,251	$13,502

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

During the three months ended June 30, 2014, there were no troubled debt restructurings. During the three months ended June 30, 2013, there was one loan modified as a troubled debt restructuring. There were no troubled debt restructurings for the three months ended June 30, 2014 and the year ended December 31, 2013 for loans acquired with deteriorated credit quality at the time of acquisition.

During the six months ended June 30, 2014, there was one loan modified as troubled debt restructurings. The modification of the terms of these loans included a permanent reduction of the recorded investment in the loan. During the six months ended June 30 2013, there was one loan modified as a troubled debt restructuring. There were no troubled debt restructurings for the six months ended June 30, 2014 and the year ended December 31, 2013 for loans acquired with deteriorated credit quality at the time of acquisition.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the recorded investment of troubled debt restructurings by class of loans as of June 30, 2014 and December 31, 2013:

June 30, 2014	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,970	$1,961	$9
Commercial Real Estate Loans	3,694	1,674	2,020
Total	$5,664	$3,635	$2,029

December 31, 2013	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$2,092	$2,086	$6
Commercial Real Estate Loans	4,325	364	3,961
Total	$6,417	$2,450	$3,967

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company had not committed to lending any additional amounts as of June 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings. The Company had committed to lending an additional amount of $40 as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending June 30, 2014 and 2013:

June 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending June 30, 2014.

June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	81	118
Total	1	$81	$118

The troubled debt restructurings described above decreased the allowance for loan losses by $210 and resulted in charge-offs of $0 during the three months ending June 30, 2013.

The following tables present loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2014 and 2013:

June 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	197	197
Total	1	$197	$197

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the six months ending June 30, 2014.

June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	81	118
Total	1	$81	$118

The troubled debt restructurings described above decreased the allowance for loan losses by $210 and resulted in charge-offs of $0 during the six months ending June 30, 2013.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending June 30, 2014 and 2013:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2014
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending June 30, 2014.

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2013
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending June 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2014 and 2013:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2014
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the six months ending June 30, 2014.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$336,728	$17,930	$12,261	$—	$366,919
Commercial Real Estate Loans	556,501	23,560	16,053	—	596,114
Agricultural Loans	185,192	4,983	193	—	190,368
Total	$1,078,421	$46,473	$28,507	$—	$1,153,401
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$3,101	$1,740	$5,082	$—	$9,923

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of June 30, 2014 and December 31, 2013:

June 30, 2014	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$83,560	$46,622	$133,110
Nonperforming	328	212	1,356
Total	$83,888	$46,834	$134,466
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$126	$1,503

December 31, 2013	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$81,698	$49,029	$127,708
Nonperforming	114	236	1,339
Total	$81,812	$49,265	$129,047
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$134	$1,767

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

June 30, 2014

Commercial and Industrial Loans	$591
Commercial Real Estate Loans	9,332
Home Equity Loans	—
Consumer Loans	126
Residential Mortgage Loans	1,503
Total	$11,552

Carrying Amount, Net of Allowance	$11,546

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2013

Commercial and Industrial Loans	$1,981
Commercial Real Estate Loans	10,871
Home Equity Loans	—
Consumer Loans	134
Residential Mortgage Loans	1,767
Total	$14,753

Carrying Amount, Net of Allowance	$14,745

Accretable yield, or income expected to be collected, is as follows:

	2014	2013

Balance at April 1	$2,712	$208
New Loans Purchased	—	—
Accretion of Income	(75)	(234)
Reclassifications from Non-accretable Difference	—	208
Charge-off of Accretable Yield	—	—
Balance at June 30	$2,637	$182

Accretable yield, or income expected to be collected, is as follows:

	2014	2013

Balance at January 1	$2,790	$170
New Loans Purchased	—	—
Accretion of Income	(153)	(446)
Reclassifications from Non-accretable Difference	—	458
Charge-off of Accretable Yield	—	—
Balance at June 30	$2,637	$182

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and six months ended June 30, 2014. For those purchased loans disclosed above, the Company increased the allowance for loan losses by $70 during the three months ended June 30, 2013. For those purchased loans disclosed above, the Company increased the allowance for loan losses by $61 during the six months ended June 30, 2013. No allowances for loan losses were reversed during the same period.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Segment Information (continued)

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at June 30, 2014. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2014
Net Interest Income	$18,434	$4	$1	$(118)	$18,321
Net Gains on Sales of Loans	386	—	—	—	386
Net Gains on Securities	244	—	—	—	244
Trust and Investment Product Fees	—	905	—	—	905
Insurance Revenues	8	6	1,468	—	1,482
Noncash Items:
Provision for Loan Losses	200	—	—	—	200
Depreciation and Amortization	1,132	7	30	37	1,206
Income Tax Expense (Benefit)	2,954	(65)	99	(191)	2,797
Segment Profit (Loss)	6,670	(103)	144	(24)	6,687
Segment Assets at June 30, 2014	2,201,207	11,501	5,873	(25,008)	2,193,573

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2013
Net Interest Income	$17,004	$6	$5	$(303)	$16,712
Net Gains on Sales of Loans	809	—	—	—	809
Net Gains on Securities	467	—	—	—	467
Trust and Investment Product Fees	1	813	—	—	814
Insurance Revenues	6	6	1,367	—	1,379
Noncash Items:
Provision for Loan Losses	(200)	—	—	—	(200)
Depreciation and Amortization	973	8	106	38	1,125
Income Tax Expense (Benefit)	3,626	(24)	40	(413)	3,229
Segment Profit (Loss)	6,833	(41)	27	(287)	6,532
Segment Assets at December 31, 2013	2,171,837	11,663	5,636	(25,309)	2,163,827

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2014
Net Interest Income	$36,747	$8	$2	$(240)	$36,517
Net Gains on Sales of Loans	862	—	—	—	862
Net Gains on Securities	472	—	—	—	472
Trust and Investment Product Fees	2	1,825	—	—	1,827
Insurance Revenues	5	11	4,022	—	4,038
Noncash Items:
Provision for Loan Losses	550	—	—	—	550
Depreciation and Amortization	2,275	13	59	75	2,422
Income Tax Expense (Benefit)	5,444	(107)	600	(408)	5,529
Segment Profit (Loss)	12,368	(172)	862	(66)	12,992
Segment Assets at June 30, 2014	2,201,207	11,501	5,873	(25,008)	2,193,573

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2013
Net Interest Income	$33,768	$11	$12	$(854)	$32,937
Net Gains on Sales of Loans	1,563	—	—	—	1,563
Net Gains on Securities	1,080	—	—	—	1,080
Trust and Investment Product Fees	4	1,628	—	(1)	1,631
Insurance Revenues	15	19	3,129	—	3,163
Noncash Items:
Provision for Loan Losses	150	—	—	—	150
Depreciation and Amortization	1,923	15	211	75	2,224
Income Tax Expense (Benefit)	6,370	(26)	187	(788)	5,743
Segment Profit (Loss)	12,681	(49)	238	(529)	12,341
Segment Assets at December 31, 2013	2,171,837	11,663	5,636	(25,309)	2,163,827

NOTE 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of June 30, 2014, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three and six months ended June 30, 2014 and 2013.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 8 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2014, the Company has reserved 438,813 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and six months ended June 30, 2014 and 2013, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three and six months ended June 30, 2014 and 2013. The Company recorded no other stock compensation expense applicable to options during the three and six months ended June 30, 2014 and 2013 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to June 30, 2014 and 2013.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (in the form of 60% restricted stock grants and 40% cash credit entitlements for 2014 and 50% restricted stock grants and 50% cash credit entitlements prior to 2014). The management restricted stock grants and tandem cash credit entitlements awarded in 2013 will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended June 30, 2014 and 2013, the Company granted no shares of restricted stock. During the six months ended June 30, 2014 and 2013, the Company granted awards of 31,080 and 29,170 shares of restricted stock, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended June 30,
	2014	2013

Restricted Stock Expense	$161	$85
Cash Entitlement Expense	101	54
Tax Effect	(106)	(56)
Net of Tax	$156	$83

	Six Months Ended June 30,
	2014	2013

Restricted Stock Expense	$320	$170
Cash Entitlement Expense	199	108
Tax Effect	(210)	(112)
Net of Tax	$309	$166

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,873 and $1,112 as of June 30, 2014 and 2013, respectively.

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
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Equity Plans and Equity Based Compensation (continued)

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2014 and 2013, nor was there any unrecognized compensation expense as of June 30, 2014 and 2013 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2014, the Company held $10.9 million in Level 3 securities which consist of $10.6 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,321	$—	$19,321
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	119,394	10,562	129,956
Mortgage-backed Securities-Residential	—	465,762	—	465,762
Equity Securities	—	—	353	353
Total Securities	$—	$604,477	$10,915	$615,392

Loans Held-for-Sale	$—	$8,812	$—	$8,812

Derivative Assets	$—	$449	$—	$449

Derivative Liabilities	$—	$388	$—	$388

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$18,952	$—	$18,952
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	102,665	10,832	113,497
Mortgage-backed Securities-Residential	—	473,230	—	473,230
Equity Securities	—	—	353	353
Total Securities	$—	$594,847	$11,185	$606,032

Loans Held-for-Sale	$—	$9,265	$—	$9,265

Derivative Assets	$—	$866	$—	$866

Derivative Liabilities	$—	$737	$—	$737

There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2014 and December 31, 2013.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

At June 30, 2014, the aggregate fair value of the Loans Held-for-Sale was $8,812, aggregate contractual principal balance was $8,660 with a difference of $152. At December 31, 2013, the aggregate fair value of the Loans Held-for-Sale was $9,265, aggregate contractual principle balance was $9,129 with a difference of $136.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:

	Obligations of State and Political Subdivisions		Equity Securities		Corporate Securities
	2014	2013	2014	2013	2014	2013

Balance of Recurring Level 3 Assets at April 1	$10,476	$11,728	$353	$353	$—	$—
Total Gains or Losses (realized/unrealized) Included in Earnings	86	(129)	—	—	—	—
Maturities / Calls	—	(160)	—	—	—	—
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$10,562	$11,439	$353	$353	$—	$—

	Obligations of State and Political Subdivisions		Equity Securities		Corporate Securities
	2014	2013	2014	2013	2014	2013

Balance of Recurring Level 3 Assets at January 1	$10,832	$12,169	$353	$353	$—	$—
Total Gains or Losses (realized/unrealized) Included in Earnings	155	(150)	—	—	—	—
Maturities / Calls	(425)	(580)	—	—	—	—
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$10,562	$11,439	$353	$353	$—	$—

Of the total gain/loss included in earnings for the three and six months ended June 30, 2014, $86 and $155 was attributable to other changes in fair value. The three and six months ended June 30, 2014 included no gain/loss attributable to interest income on securities. Of the total gain/loss included in earnings for the three and six months ended June 30, 2013, $(129) and $(150) was attributable to other changes in fair value, respectively. The three and six months ended June 30, 2013 included no gain/loss attributable to interest income on securities.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$2	$2
Commercial Real Estate Loans	—	—	1,200	1,200
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	—	—

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,346	1,346
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	20	20

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,757 with a valuation allowance of $1,555, resulting in an additional provision for loan losses of $189 and $156 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, impaired loans resulted in an additional provision for loan losses of $270 and $379, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,449 with a valuation allowance of $3,103, resulting in an additional provision for loan losses of $1,024 for the year ended December 31, 2013.

Other Real Estate is measured at the lower of carrying or fair value less costs to sell. No charge to earnings was included in the three or six months ended June 30, 2014. A charge to earnings through Other Operating Income of $94 and $301 was included in the three and six months ended June 30, 2013, respectively. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $20 at December 31, 2013.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

June 30, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2	Sales comparison approach	Adjustment for differences between comparable sales	42%-90% (53%)
Impaired Loans - Commercial Real Estate Loans	$1,200	Sales comparison approach	Adjustment for physical condition of comparable properties sold	12%-80% (63%)
		Income approach	Adjustment for net operating income generated by the property
		Cost approach	Adjustment for investor rates of return

December 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial Real Estate Loans	$1,346	Sales comparison approach	Adjustment for physical condition of comparable properties sold	12%-80% (53%)
		Income approach	Adjustment for net operating income generated by the property
		Cost approach	Adjustment for investor rates of return
Other Real Estate - Commercial Real Estate Loans	$20	Sales comparison approach	Adjustment for physical condition of comparable properties sold	50% (50%)
		Income approach	Adjustment for net operating income generated by the property
		Cost approach	Adjustment for investor rates of return

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2014 and December 31, 2013. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$57,214	$40,391	$16,823	$—	$57,214
Securities Held-to-Maturity	184	—	186	—	186
FHLB Stock and Other Restricted Stock	9,096	N/A	N/A	N/A	N/A
Loans, Net	1,392,733	—	—	1,391,788	1,391,788
Accrued Interest Receivable	7,427	—	2,023	5,404	7,427
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,408,988)	(1,408,988)	—	—	(1,408,988)
Time Deposits	(333,391)	—	(335,846)	—	(335,846)
Short-term Borrowings	(117,987)	—	(117,987)	—	(117,987)
Long-term Debt	(107,559)	—	(103,516)	(5,358)	(108,874)
Accrued Interest Payable	(786)	—	(734)	(52)	(786)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

		Fair Value Measurements at December 31, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$60,232	$37,370	$22,862	$—	$60,232
Securities Held-to-Maturity	268	—	271	—	271
FHLB Stock and Other Restricted Stock	9,004	N/A	N/A	N/A	N/A
Loans, Net	1,366,452	—	—	1,370,339	1,370,339
Accrued Interest Receivable	7,470	—	1,918	5,552	7,470
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,463,122)	(1,463,122)	—	—	(1,463,122)
Time Deposits	(349,034)	—	(351,707)	—	(351,707)
Short-term Borrowings	(53,533)	—	(53,533)	—	(53,533)
Long-term Debt	(87,237)	—	(83,329)	(5,311)	(88,640)
Accrued Interest Payable	(777)	—	(732)	(45)	(777)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

Cash and Short-term Investments:
The carrying amount of cash and short-term investments approximate fair values and are classified as Level 1 or Level 2.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Off-balance Sheet Instruments:
Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2014, net of tax:

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2014	$(2,967)	$—	$(32)	$(2,999)
Other Comprehensive Income (Loss) Before Reclassification	2,996	—	—	2,996
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(159)	—	—	(159)
Net Current Period Other Comprehensive Income (Loss)	2,837	—	—	2,837
Ending Balance at June 30, 2014	$(130)	$—	$(32)	$(162)

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2014	$(5,231)	$—	$(32)	$(5,263)
Other Comprehensive Income (Loss) Before Reclassification	5,408	—	—	5,408
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(307)	—	—	(307)
Net Current Period Other Comprehensive Income (Loss)	5,101	—	—	5,101
Ending Balance at June 30, 2014	$(130)	$—	$(32)	$(162)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013, net of tax:

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2013	$8,407	$(231)	$(61)	$8,115
Other Comprehensive Income (Loss) Before Reclassification	(9,376)	—	—	(9,376)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(278)	—	—	(278)
Net Current Period Other Comprehensive Income (Loss)	(9,654)	—	—	(9,654)
Ending Balance at June 30, 2013	$(1,247)	$(231)	$(61)	$(1,539)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Other Comprehensive Income (Loss) (continued)

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2013	$10,643	$(231)	$(61)	$10,351
Other Comprehensive Income (Loss) Before Reclassification	(11,247)	—	—	(11,247)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(643)	—	—	(643)
Net Current Period Other Comprehensive Income (Loss)	(11,890)	—	—	(11,890)
Ending Balance at June 30, 2013	$(1,247)	$(231)	$(61)	$(1,539)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(244)	Net (Gain) Loss on Securities
	85	Income Tax Expense
	(159)	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2014	$(159)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(472)	Net (Gain) Loss on Securities
	165	Income Tax Expense
	(307)	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2014	$(307)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(467)	Net (Gain) Loss on Securities
	189	Income Tax Expense
	(278)	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2013	$(278)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(1,080)	Net (Gain) Loss on Securities
	437	Income Tax Expense
	(643)	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2013	$(643)

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2014 and December 31, 2013 and the consolidated results of operations for the three and six months ended June 30, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2013 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2013 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Net income for the quarter ended June 30, 2014 totaled $6,687,000, or $0.51 per share, an increase of $155,000 or 2% and a decline of $0.01 per share or 2%, from the quarter ended June 30, 2013 net income of $6,532,000, or $0.52 per share. On a year-to-date basis, 2014 earnings improved to $12,992,000 or $0.98 per diluted share, as compared to $12,341,000, or $0.97 per diluted share for the first six months of 2013 representing an increase of approximately 1% on a per share basis.

The Company’s second quarter and first half of 2014 earnings were positively impacted by improved levels of net interest income as compared with the same periods of 2013. Net interest income increased $1,609,000, or 10%, and $3,580,000, or 11%, in the three and six months ended June 30, 2014 compared with the same periods of 2013. This improvement in both periods was driven by a higher level of earning assets due in large part to an increased loan portfolio.

Partially mitigating the improvement in net interest income was a decline in the level of non-interest income and in increased level of operating costs during the second quarter and first six months of 2014 compared with the same periods of 2013. Non-interest income declined $608,000, or 10% and $237,000, or 2%, during the three and six months ended June 30, 2014 as compared to the same periods 2013 primarily due to the lower levels of gains from the sale of loans and securities. Operating expenses for the second quarter of 2014 increased $878,000, or 7%, and for the first half of 2014 increased $2,506,000, or 9%, as compared to the same periods of 2013. The increase in non-interest expenses was largely impacted by the inclusion of the United Commerce Bancorp operations which was acquired by the Company effective October 1, 2013, a new financial center in Columbus, Indiana, and the implementation of new digital banking systems.

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

General allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for economic, external and internal factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in experience, ability and depth of lending management and staff. In setting our external and internal factors we also consider the overall level of the allowance for loan losses to total loans; our allowance coverage as compared to similar size bank holding companies; and regulatory requirements.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of June 30, 2014, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $8,728,000 and gross unrealized gains totaled approximately $8,583,000.  As of June 30, 2014, held-to-maturity securities had a gross unrecognized gain of approximately $2,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2014 totaled $6,687,000, or $0.51 per share, an increase of $155,000, or 2%, and a decline of $0.01 per share, or 2%, from the quarter ended June 30, 2013 net income of $6,532,000, or $0.52 per share. Net income for the six months ended June 30, 2014 totaled $12,992,000 or $0.98 per diluted share, compared to $12,341,000, or $0.97 per diluted share for the first six months of 2013 representing an increase of approximately $651,000, or 5%, and 1% on a per share basis.

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

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$12,493	$3	0.11%	$14,806	$13	0.35%
Securities:
Taxable	502,594	2,654	2.11%	556,379	2,771	1.99%
Non-taxable	123,463	1,578	5.11%	77,782	983	5.05%
Total Loans and Leases(2)	1,390,185	16,215	4.68%	1,233,024	15,088	4.91%
Total Interest Earning Assets	2,028,735	20,450	4.04%	1,881,991	18,855	4.01%
Other Assets	139,807			135,116
Less: Allowance for Loan Losses	(15,757)			(15,964)
Total Assets	$2,152,785			$2,001,143

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,039,376	$322	0.12%	$1,001,535	$398	0.16%
Time Deposits	336,901	715	0.85%	334,412	756	0.91%
FHLB Advances and Other Borrowings	153,989	467	1.22%	118,947	592	2.00%
Total Interest-bearing Liabilities	1,530,266	1,504	0.39%	1,454,894	1,746	0.48%
Demand Deposit Accounts	400,656			340,767
Other Liabilities	10,903			16,456
Total Liabilities	1,941,825			1,812,117
Shareholders’ Equity	210,960			189,026
Total Liabilities and Shareholders’ Equity	$2,152,785			$2,001,143

Cost of Funds			0.30%			0.37%
Net Interest Income		$18,946			$17,109
Net Interest Margin			3.74%			3.64%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,609,000 or 10% (an increase of $1,837,000 or 11% on a tax-equivalent basis) for the quarter ended June 30, 2014 compared with the same quarter of 2013. The increased level of net interest income during the second quarter of 2014 compared with the second quarter of 2013 was driven by a higher level of earning assets and a higher net interest margin (expressed as a percentage of average earning assets).

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.74% for the second quarter of 2014 compared to 3.64% during the second quarter of 2013.  The yield on earning assets totaled 4.04% during the quarter ended June 30, 2014 compared to 4.01% in the same period of 2013 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.30% during the quarter ended June 30, 2014 compared to 0.37% in the same period of 2013.

The improvement of the net interest margin and net interest income in the second quarter of 2014 compared with the second quarter of 2013 was attributable to an increased level of average loans outstanding, to the improvement in the yield on the Company’s securities portfolio and to the continued decline in the Company’s cost of funds. Accretion of loan discounts on acquired loans contributed approximately 6 basis points on an annualized basis to the net interest margin in the both the second quarter of 2014 and the second quarter of 2013.

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$12,322	$6	0.11%	$15,813	$23	0.29%
Securities:
Taxable	504,456	5,413	2.15%	556,893	5,612	2.02%
Non-taxable	119,647	3,079	5.15%	77,398	1,958	5.06%
Total Loans and Leases(2)	1,380,825	32,233	4.70%	1,222,497	30,024	4.95%
Total Interest Earning Assets	2,017,250	40,731	4.06%	1,872,601	37,617	4.04%
Other Assets	141,083			135,833
Less: Allowance for Loan Losses	(15,481)			(15,858)
Total Assets	$2,142,852			$1,992,576

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,040,188	$643	0.12%	$983,842	$780	0.16%
Time Deposits	338,522	1,430	0.85%	334,545	1,608	0.97%
FHLB Advances and Other Borrowings	142,422	916	1.30%	129,596	1,503	2.34%
Total Interest-bearing Liabilities	1,521,132	2,989	0.40%	1,447,983	3,891	0.54%
Demand Deposit Accounts	403,008			338,631
Other Liabilities	10,906			18,430
Total Liabilities	1,935,046			1,805,044
Shareholders’ Equity	207,806			187,532
Total Liabilities and Shareholders’ Equity	$2,142,852			$1,992,576

Cost of Funds			0.30%			0.42%
Net Interest Income		$37,742			$33,726
Net Interest Margin			3.76%			3.62%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $3,580,000 or 11% (an increase of $4,016,000 or 12% on a tax-equivalent basis) for the six months ended June 30, 2014 compared with the same period of 2013. The increased level of net interest income during the first half of 2014 compared with the first half of 2013 was driven by a higher level of earning assets and a higher net interest margin (expressed as a percentage of average earning assets).

The tax equivalent net interest margin was 3.76% for the first half of 2014 compared to 3.62% during the first half of 2013.  The yield on earning assets totaled 4.06% during the six months ended June 30, 2014 compared to 4.04% in the same period of 2013 while the cost of funds totaled 0.30% during the six months ended June 30, 2014 compared to 0.42% in the same period of 2013.

The improvement of the net interest margin and net interest income in the first half of 2014 compared with the same period of 2013 was attributable to an increased level of average loans outstanding, to the improvement in the yield on the Company’s securities portfolio and to the continued decline in the Company’s cost of funds. Accretion of loan discounts on acquired loans contributed approximately 6 basis points on an annualized basis to the net interest margin in the six months ended June 30, 2014 compared with approximately 7 basis points on an annualized basis in the six months ended June 30, 2013.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2014, the provision for loan losses totaled $200,000 which represented an increase of $400,000 from the second quarter of 2013 negative provision of $200,000. The provision for loan losses totaled $550,000 for the six months ended June 30, 2014, an increase of $400,000 compared to the provision of $150,000 during the six months ended June 30, 2013.

Net charge-offs totaled $134,000 or 0.04% on an annualized basis of average loans outstanding during the three months ended June 30, 2014, compared with $271,000 or 0.09% on an annualized basis of average loans outstanding during the same period of 2013. The Company realized net recoveries of $416,000 or (0.06)% on an annualized basis of average loans outstanding during the six months ended June 30, 2014, compared with net charge-offs of $407,000 or 0.07% on an annualized basis of average loans outstanding during the same period of 2013.

The provision for loan losses made during the three and six months ended June 30, 2014 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. During the quarter ended June 30, 2014, the general allocations for commercial and industrial loans and commercial real estate loans were increased primarily based on the assessment of our qualitative factors. In setting our qualitative factors, we consider the risks of these types of loans and the losses that are inherent within these loan portfolios.

Non-interest Income:

During the quarter ended June 30, 2014, non-interest income totaled $5,502,000, a decline of $608,000, or 10%, compared with the second quarter of 2013.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Trust and Investment Product Fees	$905	$814	$91	11%
Service Charges on Deposit Accounts	1,191	1,050	141	13
Insurance Revenues	1,482	1,379	103	7
Company Owned Life Insurance	192	217	(25)	(12)
Interchange Fee Income	512	513	(1)	—
Other Operating Income	590	861	(271)	(31)
Subtotal	4,872	4,834	38	1
Net Gains on Sales of Loans	386	809	(423)	(52)
Net Gains on Securities	244	467	(223)	(48)
Total Non-interest Income	$5,502	$6,110	$(608)	(10)

Other operating income decreased $271,000 or 31% during the quarter ended June 30, 2014 compared with the second quarter of 2013. The decline was related to fees and fair value adjustments associated with interest rate swap transactions with loan customers.

Net gains on sales of loans totaled $386,000 during the quarter ended June 30, 2014, a decrease of $423,000, or 52%, compared with the second quarter of 2013. Loan sales totaled $21.8 million during the second quarter of 2014, compared with $54.2 million during the second quarter of 2013.

During the second quarter of 2014, the Company realized a net gain on the sale of securities of $244,000 related to the sale of $3.6 million of securities, compared with a net gain on the sale of securities of $467,000 related to the sale of approximately $25.5 million of securities in the second quarter of 2013.

During the six months ended June 30, 2014, non-interest income totaled $11,783,000, a decrease of $237,000, or 2%, compared with the first half of 2013.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Trust and Investment Product Fees	$1,827	$1,631	$196	12%
Service Charges on Deposit Accounts	2,252	2,005	247	12
Insurance Revenues	4,038	3,163	875	28
Company Owned Life Insurance	393	483	(90)	(19)
Interchange Fee Income	959	943	16	2
Other Operating Income	980	1,152	(172)	(15)
Subtotal	10,449	9,377	1,072	11
Net Gains on Sales of Loans	862	1,563	(701)	(45)
Net Gains on Securities	472	1,080	(608)	(56)
Total Non-interest Income	$11,783	$12,020	$(237)	(2)

Insurance revenues increased $875,000, or 28%, during the six months ended June 30, 2014, compared with the first half of 2013. The increase during the first half of 2014 compared with first half of 2013 was due to increased contingency revenue. Contingency revenue during the first six months of 2014 totaled $1,049,000 compared with $246,000 during the first half of 2013. The fluctuation in contingency revenue during 2014 and 2013 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Net gains on sales of loans totaled $862,000 during the six months ended June 30, 2014, a decline of $701,000, or 45%, compared with the first six months of 2013. Loan sales totaled $43.6 million during the first half of 2014, compared with $96.8 million during the same period of 2013.

During the six months ended June 30, 2014, the Company realized a net gain on the sale of securities of $472,000 related to the sale of $6.8 million of securities, compared with a net gain on the sale of securities of $1,080,000 related to the sale of $55.3 million in the first half of 2013.

Non-interest Expense:

During the quarter ended June 30, 2014, non-interest expense totaled $14,139,000, an increase of $878,000, or 7%, compared with the second quarter of 2013.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Salaries and Employee Benefits	$7,886	$7,627	$259	3%
Occupancy, Furniture and Equipment Expense	1,698	1,565	133	8
FDIC Premiums	276	260	16	6
Data Processing Fees	947	672	275	41
Professional Fees	553	525	28	5
Advertising and Promotion	544	516	28	5
Intangible Amortization	325	348	(23)	(7)
Other Operating Expenses	1,910	1,748	162	9
Total Non-interest Expense	$14,139	$13,261	$878	7

Salaries and benefits increased $259,000, or 3%, during the quarter ended June 30, 2014 compared with the second quarter of 2013. The increase in salaries and benefits during the second quarter of 2014 compared the same period of 2013 was primarily the result of an increased number of full-time equivalent employees which was largely the result of the acquisition of United Commerce Bancorp.

Data processing fees increased $275,000, or 41%, during the second quarter of 2014 compared with the same quarter of 2013. The increase was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms late in the fourth quarter of 2013 and in the first quarter of 2014.

During the six months ended June 30, 2014, non-interest expense totaled $29,229,000, an increase of $2,506,000, or 9%, compared with the first half of 2013.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Salaries and Employee Benefits	$16,310	$15,411	$899	6%
Occupancy, Furniture and Equipment Expense	3,523	3,145	378	12
FDIC Premiums	551	515	36	7
Data Processing Fees	1,957	1,337	620	46
Professional Fees	1,245	1,186	59	5
Advertising and Promotion	1,022	1,006	16	2
Intangible Amortization	673	715	(42)	(6)
Other Operating Expenses	3,948	3,408	540	16
Total Non-interest Expense	$29,229	$26,723	$2,506	9

Salaries and benefits increased $899,000, or 6%, during the six months ended June 30, 2014 compared with the first half of 2013. The increase in salaries and benefits during the first half of 2014 compared with the first half of 2013 was primarily the result of an increased number of full-time equivalent employees due in part to the acquisition of United Commerce Bancorp.

Occupancy, furniture and equipment expense increased $378,000, or 12%, during the six months ended June 30, 2014 compared with the first half of 2013. The increase was largely related to a larger number of banking offices driven by the acquisition of United Commerce Bancorp and a new banking location in Columbus.

Data processing fees increased $620,000, or 46%, during the six months ended June 30, 2014 compared with the first half of 2013. The increase was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms late in the fourth quarter of 2013 and in the first quarter of 2014.

Income Taxes:

The Company’s effective income tax rate was 29.5% and 33.1% during the three months ended June 30, 2014 and 2013. The Company’s effective income tax rate approximated 29.9% and 31.8% during the six months ended June 30, 2014 and 2013. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2014 increased $29.7 million to $2.194 billion compared with $2.164 billion in total assets at December 31, 2013.  The increase in total assets was primarily attributable to an increase in period-end loan balances.

June 30, 2014 loans outstanding increased by $28.1 million, or approximately 4% on an annualized basis, compared with year-end 2013. The increase in loans was broad based including commercial and industrial loans, commercial real estate loans, and residential mortgage loans and occurred throughout the Company’s market area.

End of Period Loan Balances: (dollars in thousands)	June 30, 2014	December 31, 2013	Current Period Change
Commercial & Industrial Loans	$366,101	$350,955	$15,146
Commercial Real Estate Loans	594,681	582,066	12,615
Agricultural Loans	188,155	192,880	(4,725)
Home Equity & Consumer Loans	130,290	130,628	(338)
Residential Mortgage Loans	134,104	128,683	5,421
Total Loans	$1,413,331	$1,385,212	$28,119

The Company’s allowance for loan losses totaled $15.6 million at June 30, 2014 representing an increase of $966,000, or 13% on an annualized basis, from December 31, 2013.  The allowance for loan losses represented 1.10% of period-end loans at June 30, 2014 compared with 1.05% of period-end loans at December 31, 2013.  Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $4.9 million as of June 30, 2014 and $5.9 million at year-end 2013.

Total deposits decreased $69.8 million, or 8% on an annualized basis, as of June 30, 2014 compared with December 31, 2013 total deposits. The decline was primarily attributable to withdrawals from large balance deposit relationships. These relationships continue to maintain significant deposit balances with the Company.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2014	December 31, 2013	Current Period Change
Non-interest-bearing Demand Deposits	$398,621	$400,024	$(1,403)
Interest-bearing Demand, Savings, & Money Market Accounts	1,010,367	1,063,098	(52,731)
Time Deposits < $100,000	209,998	224,361	(14,363)
Time Deposits of $100,000 or more	123,393	124,673	(1,280)
Total Deposits	$1,742,379	$1,812,156	$(69,777)

The following is an analysis of the Company’s non-performing assets at June 30, 2014 and December 31, 2013:

Non-performing Assets: (dollars in thousands)	June 30, 2014	December 31, 2013
Non-accrual Loans	$5,902	$8,378
Past Due Loans (90 days or more and still accruing)	67	8
Total Non-performing Loans	5,969	8,386
Other Real Estate	935	1,029
Total Non-performing Assets	$6,904	$9,415

Restructured Loans	$3,596	$2,418

Non-performing Loans to Total Loans	0.42%	0.61%
Allowance for Loan Loss to Non-performing Loans	260.51%	173.91%

Non-performing assets totaled $6.9 million or 0.31% of total assets at June 30, 2014 compared to $9.4 million or 0.44% of total assets at December 31, 2013.  Non-performing loans totaled $6.0 million or 0.42% of total loans at June 30, 2014 representing a $2.4 million, or 29%, decrease in non-performing loans compared to the $8.4 million of non-performing loans at December 31, 2013.

Non-accrual commercial real estate loans totaled $3.7 million at June 30, 2014 representing a decline of $2.9 million, or 44%, from the $6.7 million of non-accrual commercial real estate loans at year-end 2013.  Non-accrual commercial real estate loans represented 62% of the total non-performing loans at June 30, 2014 compared to 79% of total non-performing loans at year-end 2013.  Non-accrual commercial and industrial loans totaled $0.3 million at June 30, 2014 representing an increase of $0.3 million from the $0.03 million of non-accrual commercial and industrial loans at December 31, 2013.  Non-accrual commercial and industrial loans represented 5% of the total non-performing loans at June 30, 2014 compared with less than 1% of total non-performing loans at year-end 2013.

At June 30, 2014 there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.8 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2013. The borrower has made all contractual payments due during 2014 and the principal balance of this relationship was reduced by $0.05 million during the first six months of 2014.

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

Non-performing purchased loans with evidence of credit deterioration since origination totaled $1,346,000 at June 30, 2014 compared with $1,705,000 at December 31, 2013. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 23% of total non-performing loans at June 30, 2014 compared with approximately 20% of total non-performing loans at December 31, 2013.

Past due purchased loans with evidence of credit deterioration since origination totaled $889,000 at June 30, 2014 and $1,250,000 at year-end 2013.  Past due purchased loans with evidence of credit deterioration since origination represented approximately 11% of total past due loans at June 30, 2014 and approximately 16% of total past due loans at year-end 2013.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $5.1 million at June 30, 2014 compared with $9.0 million at December 31, 2013. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 18% of total adversely classified loans at June 30, 2014 compared with approximately 25% of total adversely classified loans at year-end 2013.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of June 30, 2014.

At June 30, 2014, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	At June 30, 2014	At December 31, 2013
Leverage Ratio	4.00%	9.22%	8.78%
Tier 1 Capital to Risk-adjusted Assets	4.00%	12.52%	12.12%
Total Capital to Risk-adjusted Assets	8.00%	13.51%	13.07%

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System (FRB) and Federal Deposit Insurance Corporation (FDIC)) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. Although the Company believes that these new rules, as they are phased in over a multi-year period commencing January 1, 2015, will in general increase the amount of capital that the Company and the Bank may be required to maintain, the Company does not presently expect that any materially burdensome compliance efforts with these final capital rules will be required of the Company prior to January 1, 2015. For additional information, also see the discussion in Item 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, shareholders’ equity increased by $14.2 million, or 14% on an annualized basis, to $214.3 million compared with $200.1 million at year-end 2013. The increase in shareholders’ equity was primarily attributable to an increase of $8.8 million in retained earnings and an increase of $5.1 million in accumulated other comprehensive income related to a decrease in net unrealized losses in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 9.8% of total assets at June 30, 2014 and 9.3% of total assets at December 31, 2013. Shareholders’ equity included $23.2 million of goodwill and other intangible assets at June 30, 2014 compared to $23.9 million of goodwill and other intangible assets at year-end 2013.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $3.0 million during the six months ended June 30, 2014 ending at $57.1 million.  During the six months ended June 30, 2014, operating activities resulted in net cash inflows of $13.2 million.  Investing activities resulted in net cash outflows of $27.0 million during the six months ended June 30, 2014.  Financing activities resulted in net cash inflows for the six months ended June 30, 2014 of $10.8 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2014, the parent company had approximately $18.7 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of June 30, 2014

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$200,442	(17.16)%	9.58%	(144) b.p.
Base	241,954	—	11.02%	—
-2%	215,705	(10.85)%	9.63%	(139) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
4/1/14 – 4/30/14	—	—	—	272,789
5/1/14 – 5/31/14	—	—	—	272,789
6/1/14 – 6/30/14	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2014 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2014.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 8, 2014	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer

Date: August 8, 2014	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
10.1*
Description of Director Compensation Arrangements for the 12 month period ending June 30, 2015, is incorporated by reference from the description included in Exhibit 5.02 of the Registrant’s Current Report on Form 8-K filed July 3, 2014.

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
101**+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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