Form 10-Q
period 2014-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2014-11-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2014
Common Shares, no par value	13,210,395

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and Due from Banks	$37,427	$37,370
Federal Funds Sold and Other Short-term Investments	49,740	22,762
Cash and Cash Equivalents	87,167	60,132

Interest-bearing Time Deposits with Banks	100	100
Securities Available-for-Sale, at Fair Value	575,741	606,032
Securities Held-to-Maturity, at Cost (Fair value of $186 and $271 on September 30, 2014 and December 31, 2013, respectively)	184	268

Loans Held-for-Sale, at Fair Value	7,590	9,265

Loans	1,436,774	1,385,212
Less: Unearned Income	(4,025)	(2,830)
Allowance for Loan Losses	(15,592)	(14,584)
Loans, Net	1,417,157	1,367,798

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	9,096	9,004
Premises, Furniture and Equipment, Net	40,322	40,430
Other Real Estate	521	1,029
Goodwill	20,535	20,536
Intangible Assets	2,353	3,328
Company Owned Life Insurance	31,809	31,178
Accrued Interest Receivable and Other Assets	13,346	14,727
TOTAL ASSETS	$2,205,921	$2,163,827

LIABILITIES
Non-interest-bearing Demand Deposits	$410,329	$400,024
Interest-bearing Demand, Savings, and Money Market Accounts	1,020,504	1,063,098
Time Deposits	333,638	349,034
Total Deposits	1,764,471	1,812,156

FHLB Advances and Other Borrowings	208,086	140,770
Accrued Interest Payable and Other Liabilities	13,099	10,804
TOTAL LIABILITIES	1,985,656	1,963,730

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,210	13,174
Additional Paid-in Capital	108,481	108,022
Retained Earnings	98,528	84,164
Accumulated Other Comprehensive Income (Loss)	46	(5,263)
TOTAL SHAREHOLDERS’ EQUITY	220,265	200,097
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,205,921	$2,163,827
End of period shares issued and outstanding	13,210,395	13,173,793

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2014	2013
INTEREST INCOME
Interest and Fees on Loans	$16,680	$15,307
Interest on Federal Funds Sold and Other Short-term Investments	2	2
Interest and Dividends on Securities:
Taxable	2,531	2,768
Non-taxable	1,135	735
TOTAL INTEREST INCOME	20,348	18,812

INTEREST EXPENSE
Interest on Deposits	1,025	1,145
Interest on FHLB Advances and Other Borrowings	532	475
TOTAL INTEREST EXPENSE	1,557	1,620

NET INTEREST INCOME	18,791	17,192
Provision for Loan Losses	—	(400)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,791	17,592

NON-INTEREST INCOME
Trust and Investment Product Fees	901	802
Service Charges on Deposit Accounts	1,300	1,029
Insurance Revenues	1,739	1,495
Company Owned Life Insurance	210	233
Interchange Fee Income	508	449
Other Operating Income	599	395
Net Gains on Sales of Loans	613	613
Net Gains on Securities	567	428
TOTAL NON-INTEREST INCOME	6,437	5,444

NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,975	7,515
Occupancy Expense	1,262	1,155
Furniture and Equipment Expense	463	438
FDIC Premiums	277	261
Data Processing Fees	935	717
Professional Fees	516	970
Advertising and Promotion	613	447
Intangible Amortization	302	329
Other Operating Expenses	1,739	1,752
TOTAL NON-INTEREST EXPENSE	14,082	13,584

Income before Income Taxes	11,146	9,452
Income Tax Expense	3,438	2,969
NET INCOME	$7,708	$6,483

Basic Earnings Per Share	$0.58	$0.51
Diluted Earnings Per Share	$0.58	$0.51

Dividends Per Share	$0.16	$0.15

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2014	2013
INTEREST INCOME
Interest and Fees on Loans	$48,766	$45,227
Interest on Federal Funds Sold and Other Short-term Investments	8	25
Interest and Dividends on Securities:
Taxable	7,944	8,380
Non-taxable	3,136	2,008
TOTAL INTEREST INCOME	59,854	55,640

INTEREST EXPENSE
Interest on Deposits	3,098	3,533
Interest on FHLB Advances and Other Borrowings	1,448	1,978
TOTAL INTEREST EXPENSE	4,546	5,511

NET INTEREST INCOME	55,308	50,129
Provision for Loan Losses	550	(250)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	54,758	50,379

NON-INTEREST INCOME
Trust and Investment Product Fees	2,728	2,433
Service Charges on Deposit Accounts	3,552	3,034
Insurance Revenues	5,777	4,658
Company Owned Life Insurance	603	716
Interchange Fee Income	1,467	1,392
Other Operating Income	1,579	1,547
Net Gains on Sales of Loans	1,475	2,176
Net Gains on Securities	1,039	1,508
TOTAL NON-INTEREST INCOME	18,220	17,464

NON-INTEREST EXPENSE
Salaries and Employee Benefits	24,285	22,926
Occupancy Expense	3,776	3,359
Furniture and Equipment Expense	1,472	1,379
FDIC Premiums	828	776
Data Processing Fees	2,892	2,054
Professional Fees	1,761	2,156
Advertising and Promotion	1,635	1,453
Intangible Amortization	975	1,044
Other Operating Expenses	5,687	5,160
TOTAL NON-INTEREST EXPENSE	43,311	40,307

Income before Income Taxes	29,667	27,536
Income Tax Expense	8,967	8,712
NET INCOME	$20,700	$18,824

Basic Earnings Per Share	$1.57	$1.49
Diluted Earnings Per Share	$1.57	$1.48

Dividends Per Share	$0.48	$0.45

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2014	2013

NET INCOME	$7,708	$6,483

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	871	(1,687)
Reclassification Adjustment for Losses (Gains) Included in Net Income	(567)	(428)
Tax Effect	(96)	742
Net of Tax	208	(1,373)

Total Other Comprehensive Income (Loss)	208	(1,373)

COMPREHENSIVE INCOME	$7,916	$5,110

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2014	2013

NET INCOME	$20,700	$18,824

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	9,251	(18,984)
Reclassification Adjustment for Losses (Gains) Included in Net Income	(1,039)	(1,508)
Tax Effect	(2,903)	7,229
Net of Tax	5,309	(13,263)

Total Other Comprehensive Income (Loss)	5,309	(13,263)

COMPREHENSIVE INCOME	$26,009	$5,561

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$20,700	$18,824
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,510	2,338
Depreciation and Amortization	3,611	3,308
Loans Originated for Sale	(70,603)	(132,471)
Proceeds from Sales of Loans Held-for-Sale	73,696	142,433
Provision for Loan Losses	550	(250)
Gain on Sale of Loans, net	(1,475)	(2,176)
Gain on Securities, net	(1,039)	(1,508)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(46)	258
Loss (Gain) on Disposition and Impairment of Premises and Equipment	28	(70)
Increase in Cash Surrender Value of Company Owned Life Insurance	(631)	(709)
Equity Based Compensation	482	247
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(4,708)	2,799
Interest Payable and Other Liabilities	2,214	278
Net Cash from Operating Activities	24,289	33,301

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	2,690
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	62,892	114,563
Proceeds from Sales of Securities Available-for-Sale	52,711	119,952
Purchase of Securities Available-for-Sale	(74,247)	(231,085)
Proceeds from Maturities of Securities Held-to-Maturity	84	78
Purchase of Federal Home Loan Bank Stock	(92)	—
Purchase of Loans	(1,750)	(744)
Proceeds from Sales of Loans	—	3,250
Loans Made to Customers, net of Payments Received	(49,436)	(80,564)
Proceeds from Sales of Other Real Estate	1,831	1,479
Property and Equipment Expenditures	(2,492)	(2,296)
Proceeds from Sales of Property and Equipment	23	88
Net Cash from Investing Activities	(10,476)	(72,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(47,658)	30,120
Change in Short-term Borrowings	66,977	31,258
Advances in Long-term Debt	20,321	50,000
Repayments of Long-term Debt	(20,095)	(50,815)
Issuance of Common Stock	50	13
Employee Stock Purchase Plan	(37)	(9)
Dividends Paid	(6,336)	(5,695)
Net Cash from Financing Activities	13,222	54,872

Net Change in Cash and Cash Equivalents	27,035	15,584
Cash and Cash Equivalents at Beginning of Year	60,132	49,087
Cash and Cash Equivalents at End of Year	$87,167	$64,671

Cash Paid During the Year for
Interest	$4,650	$6,096
Income Taxes	7,192	8,732

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$1,277	$676
Accounts Receivable Transferred to Securities	(3,323)	(45,803)
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the German American Bancorp, Inc. December 31, 2013 Annual Report on Form 10-K. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholder’s equity.

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2014	2013
Basic Earnings per Share:
Net Income	$7,708	$6,483
Weighted Average Shares Outstanding	13,210,395	12,666,780
Basic Earnings per Share	$0.58	$0.51

Diluted Earnings per Share:
Net Income	$7,708	$6,483

Weighted Average Shares Outstanding	13,210,395	12,666,780
Potentially Dilutive Shares, Net	20,280	24,384
Diluted Weighted Average Shares Outstanding	13,230,675	12,691,164
Diluted Earnings per Share	$0.58	$0.51

For the three months ended September 30, 2014 and 2013, there were no anti-dilutive shares.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended September 30,
	2014	2013
Basic Earnings per Share:
Net Income	$20,700	$18,824
Weighted Average Shares Outstanding	13,200,025	12,658,403
Basic Earnings per Share	$1.57	$1.49

Diluted Earnings per Share:
Net Income	$20,700	$18,824

Weighted Average Shares Outstanding	13,200,025	12,658,403
Potentially Dilutive Shares, Net	20,975	19,950
Diluted Weighted Average Shares Outstanding	13,221,000	12,678,353
Diluted Earnings per Share	$1.57	$1.48

For the nine months ended September 30, 2014 and 2013, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2014 and December 31, 2013, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2014
U.S. Treasury and Agency Securities	$20,000	$—	$(637)	$19,363
Obligations of State and Political Subdivisions	134,763	5,858	(92)	140,529
Mortgage-backed Securities - Residential	420,466	2,758	(7,728)	415,496
Equity Securities	353	—	—	353
Total	$575,582	$8,616	$(8,457)	$575,741

December 31, 2013
U.S. Treasury and Agency Securities	$20,000	$—	$(1,048)	$18,952
Obligations of State and Political Subdivisions	112,008	2,388	(899)	113,497
Mortgage-backed Securities - Residential	481,724	3,497	(11,991)	473,230
Equity Securities	353	—	—	353
Total	$614,085	$5,885	$(13,938)	$606,032

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2014 and December 31, 2013, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

September 30, 2014
Obligations of State and Political Subdivisions	$184	$2	$—	$186

December 31, 2013
Obligations of State and Political Subdivisions	$268	$3	$—	$271

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

The amortized cost and fair value of Securities at September 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,716	$3,737
Due after one year through five years	20,274	20,174
Due after five years through ten years	65,615	67,862
Due after ten years	65,158	68,119
Mortgage-backed Securities - Residential	420,466	415,496
Equity Securities	353	353
Total	$575,582	$575,741

Securities Held-to-Maturity:	Carrying Amount	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	184	186
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$184	$186

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013

Proceeds from Sales	$45,473	$19,231
Gross Gains on Sales	567	428
Income Taxes on Gross Gains	198	150

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Proceeds from Sales	$52,711	$119,952
Gross Gains on Sales	1,039	1,508
Income Taxes on Gross Gains	364	528

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Below is a summary of securities with unrealized losses as of September 30, 2014 and December 31, 2013, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$19,363	$(637)	$19,363	$(637)
Obligations of State and Political Subdivisions	4,849	(35)	4,038	(57)	8,887	(92)
Mortgage-backed Securities - Residential	67,038	(543)	239,488	(7,185)	306,526	(7,728)
Equity Securities	—	—	—	—	—	—
Total	$71,887	$(578)	$262,889	$(7,879)	$334,776	$(8,457)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$18,952	$(1,048)	$—	$—	$18,952	$(1,048)
Obligations of State and Political Subdivisions	38,878	(899)	—	—	38,878	(899)
Mortgage-backed Securities - Residential	346,028	(11,903)	1,735	(88)	347,763	(11,991)
Equity Securities	—	—	—	—	—	—
Total	$403,858	$(13,850)	$1,735	$(88)	$405,593	$(13,938)

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

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $23.2 million at September 30, 2014 and $17.9 million at December 31, 2013. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$23,233	$470	$17,853	$866

Included in Other Liabilities:
Interest Rate Swaps	$23,233	$412	$17,853	$737

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—	$—
Included in Other Income / (Expense)	(4)	(34)	74	517

NOTE 5 – Loans

Loans were comprised of the following classifications at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Commercial:
Commercial and Industrial Loans and Leases	$377,845	$350,955
Commercial Real Estate Loans	586,012	582,066
Agricultural Loans	201,867	192,880
Retail:
Home Equity Loans	85,160	81,504
Consumer Loans	48,604	49,124
Residential Mortgage Loans	137,286	128,683
Subtotal	1,436,774	1,385,212
Less: Unearned Income	(4,025)	(2,830)
Allowance for Loan Losses	(15,592)	(14,584)
Loans, Net	$1,417,157	$1,367,798

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ending September 30, 2014 and 2013:

September 30, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$5,661	$7,199	$1,016	$418	$326	$435	$495	$15,550
Provision for Loan Losses	(563)	206	156	(33)	77	(33)	190	—
Recoveries	19	55	—	—	41	6	—	121
Loans Charged-off	—	(6)	—	(7)	(65)	(1)	—	(79)
Ending Balance	$5,117	$7,454	$1,172	$378	$379	$407	$685	$15,592

September 30, 2013	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,258	$8,636	$817	$313	$199	$280	$760	$15,263
Provision for Loan Losses	(361)	(214)	53	89	64	36	(67)	(400)
Recoveries	108	7	—	—	33	2	—	150
Loans Charged-off	(34)	(212)	—	(193)	(93)	(17)	—	(549)
Ending Balance	$3,971	$8,217	$870	$209	$203	$301	$693	$14,464

The following tables present the activity in the allowance for loan losses by portfolio class for the nine months ending September 30, 2014 and 2013:

September 30, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	1,124	(1,546)	226	148	296	229	73	550
Recoveries	97	785	—	42	127	14	—	1,065
Loans Charged-off	(87)	(120)	—	(51)	(232)	(117)	—	(607)
Ending Balance	$5,117	$7,454	$1,172	$378	$379	$407	$685	$15,592

September 30, 2013	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	(618)	(261)	(119)	326	100	133	189	(250)
Recoveries	121	85	—	—	104	5	—	315
Loans Charged-off	(87)	(538)	—	(258)	(215)	(23)	—	(1,121)
Ending Balance	$3,971	$8,217	$870	$209	$203	$301	$693	$14,464

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
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

During the third quarter of 2014, a modification was made to the Company’s standard methodology for calculating the allowance for loan losses. This modification centered on commercial and agricultural loans that are graded as substandard and was undertaken as a part of the Company’s annual update of its migration analysis utilized in the allowance for loan losses calculations. Prior to the third quarter of 2014, the allocation for substandard, non-impaired commercial and agricultural loans was based on evaluating the amount of loss of each individual credit relationship internally graded substandard. Beginning in the third quarter of 2014, the Company adjusted its methodology to assign allocations for substandard commercial and agricultural credits based on migration analysis techniques utilizing three year migration periods for these types of credits. The modification to the methodology during the third quarter of 2014 resulted in a decrease of $63 to the overall required loan loss allowance.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2014 and December 31, 2013:

September 30, 2014	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,579	$205	$1,374	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,981	4,912	6,075	1,172	378	379	380	685
Acquired with Deteriorated Credit Quality	32	—	5	—	—	—	27	—
Total Ending Allowance Balance	$15,592	$5,117	$7,454	$1,172	$378	$379	$407	$685

Loans:
Loans Individually Evaluated for Impairment	$5,951	$2,157	$3,794	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,428,066	376,176	576,848	204,792	85,474	48,615	136,161	—
Loans Acquired with Deteriorated Credit Quality	8,731	387	6,724	—	—	122	1,498	—
Total Ending Loans Balance(1)	$1,442,748	$378,720	$587,366	$204,792	$85,474	$48,737	$137,659	$—

(1)Total recorded investment in loans includes $5,974 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2013	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$3,095	$45	$3,050	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	11,481	3,938	5,277	946	239	188	281	612
Acquired with Deteriorated Credit Quality	8	—	8	—	—	—	—	—
Total Ending Allowance Balance	$14,584	$3,983	$8,335	$946	$239	$188	$281	$612

Loans:
Loans Individually Evaluated for Impairment	$8,458	$2,114	$6,344	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,367,591	347,808	566,389	195,171	81,812	49,131	127,280	—
Loans Acquired with Deteriorated Credit Quality	14,753	1,981	10,871	—	—	134	1,767	—
Total Ending Loans Balance(1)	$1,390,802	$351,903	$583,604	$195,171	$81,812	$49,265	$129,047	$—

(1)Total recorded investment in loans includes $5,590 in accrued interest.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013:

September 30, 2014	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,967	$1,954	$—
Commercial Real Estate Loans	2,660	1,537	—
Agricultural Loans	—	—	—
Subtotal	4,627	3,491	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	207	207	205
Commercial Real Estate Loans	2,772	2,618	1,379
Agricultural Loans	—	—	—
Subtotal	2,979	2,825	1,584
Total	$7,606	$6,316	$1,584

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,109	$359	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$30	$5	$5

(1) Unpaid Principal Balance is the remaining contractual payments without reduction of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

(1) Unpaid Principal Balance is the remaining contractual payments without reduction of partial charge-offs.

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2014 and 2013:

September 30, 2014	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,005	$29	$30
Commercial Real Estate Loans	2,384	18	21
Agricultural Loans	—	—	—
Subtotal	4,389	47	51
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	211	1	1
Commercial Real Estate Loans	2,643	4	3
Agricultural Loans	—	—	—
Subtotal	2,854	5	4
Total	$7,243	$52	$55

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$773	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$31	$1	$1

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

September 30, 2013	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,223	$33	$32
Commercial Real Estate Loans	1,956	1	2
Agricultural Loans	751	21	16
Subtotal	4,930	55	50
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	464	1	1
Commercial Real Estate Loans	5,415	5	4
Agricultural Loans	—	—	—
Subtotal	5,879	6	5
Total	$10,809	$61	$55

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$119	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$214	$1	$1

The following tables present loans individually evaluated for impairment by class of loans for the nine month period ended September 30, 2014 and 2013:

September 30, 2014	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,106	$105	$107
Commercial Real Estate Loans	2,714	73	70
Agricultural Loans	—	—	—
Subtotal	4,820	178	177
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,600	1	1
Commercial Real Estate Loans	3,158	16	13
Agricultural Loans	—	—	—
Subtotal	4,758	17	14
Total	$9,578	$195	$191

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$873	$3	$3
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$32	$1	$1

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

September 30, 2013	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$818	$33	$33
Commercial Real Estate Loans	2,196	1	2
Agricultural Loans	1,738	196	200
Subtotal	4,752	230	235
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,797	3	3
Commercial Real Estate Loans	5,745	17	13
Agricultural Loans	—	—	—
Subtotal	7,542	20	16
Total	$12,294	$250	$251

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$39	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$182	$2	$2

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

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of September 30, 2014 and December 31, 2013:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	2014	2013	2014	2013
Commercial and Industrial Loans and Leases	$279	$31	$83	$—
Commercial Real Estate Loans	3,308	6,658	—	8
Agricultural Loans	—	—	13	—
Home Equity Loans	308	114	—	—
Consumer Loans	190	236	—	—
Residential Mortgage Loans	1,582	1,339	—	—
Total	$5,667	$8,378	$96	$8
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,164	$1,705	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and December 31, 2013:

September 30, 2014	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$378,720	$265	$40	$307	$612	$378,108
Commercial Real Estate Loans	587,366	411	—	889	1,300	586,066
Agricultural Loans	204,792	105	74	13	192	204,600
Home Equity Loans	85,474	330	—	308	638	84,836
Consumer Loans	48,737	175	63	66	304	48,433
Residential Mortgage Loans	137,659	1,637	811	1,411	3,859	133,800
Total(1)	$1,442,748	$2,923	$988	$2,994	$6,905	$1,435,843
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$8,731	$—	$—	$645	$645	$8,086

(1)Total recorded investment in loans includes $5,974 in accrued interest.

December 31, 2013	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$351,903	$256	$78	$—	$334	$351,569
Commercial Real Estate Loans	583,604	613	62	2,234	2,909	580,695
Agricultural Loans	195,171	62	—	—	62	195,109
Home Equity Loans	81,812	303	33	114	450	81,362
Consumer Loans	49,265	149	66	102	317	48,948
Residential Mortgage Loans	129,047	2,206	192	1,115	3,513	125,534
Total(1)	$1,390,802	$3,589	$431	$3,565	$7,585	$1,383,217
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$14,753	$148	$—	$1,103	$1,251	$13,502

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

During the three months ended September 30, 2014 and 2013, there were no additional loans modified as troubled debt restructurings. There were no troubled debt restructurings for the three months ended September 30, 2014 and the year ended December 31, 2013 for loans acquired with deteriorated credit quality at the time of acquisition.

During the nine months ended September 30, 2014, there was one loan modified as troubled debt restructurings. The modification of the terms of this loan included a permanent reduction of the recorded investment in the loan. During the nine months ended September 30 2013, there was one loan modified as a troubled debt restructuring. There were no troubled debt restructurings for the nine months ended September 30, 2014 and the year ended December 31, 2013 for loans acquired with deteriorated credit quality at the time of acquisition.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the recorded investment of troubled debt restructurings by class of loans as of September 30, 2014 and December 31, 2013:

September 30, 2014	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,889	$1,882	$7
Commercial Real Estate Loans	2,838	842	1,996
Total	$4,727	$2,724	$2,003

December 31, 2013	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$2,092	$2,086	$6
Commercial Real Estate Loans	4,325	364	3,961
Total	$6,417	$2,450	$3,967

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company had not committed to lending any additional amounts as of September 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings. The Company had committed to lending an additional amount of $40 as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2014 and 2013:

September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending September 30, 2014.

September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	1	$224	$230
Commercial Real Estate Loans	—	—	—
Total	1	$224	$230

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending September 30, 2013.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2014 and 2013:

September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	201	197
Total	1	$201	$197

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the nine months ending September 30, 2014.

September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	1	$224	$230
Commercial Real Estate Loans	1	81	118
Total	2	$305	$348

The troubled debt restructurings described above decreased the allowance for loan losses by $210 and resulted in charge-offs of $0 during the nine months ending September 30, 2013.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending September 30, 2014 and 2013:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
September 30, 2014
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	1	186
Total	1	$186

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending September 30, 2014.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2014 and 2013:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
September 30, 2014
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	1	186
Total	1	$186

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the nine months ending September 30, 2014.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$347,901	$18,465	$12,354	$—	$378,720
Commercial Real Estate Loans	548,043	22,959	16,364	—	587,366
Agricultural Loans	199,283	5,046	463	—	204,792
Total	$1,095,227	$46,470	$29,181	$—	$1,170,878
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$641	$1,748	$4,722	$—	$7,111

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$324,685	$15,485	$11,733	$—	$351,903
Commercial Real Estate Loans	539,533	20,168	23,903	—	583,604
Agricultural Loans	192,609	2,357	205	—	195,171
Total	$1,056,827	$38,010	$35,841	$—	$1,130,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$3,121	$661	$9,070	$—	$12,852

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of September 30, 2014 and December 31, 2013:

September 30, 2014	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$85,166	$48,547	$136,077
Nonperforming	308	190	1,582
Total	$85,474	$48,737	$137,659
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$122	$1,498

December 31, 2013	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$81,698	$49,029	$127,708
Nonperforming	114	236	1,339
Total	$81,812	$49,265	$129,047
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$134	$1,767

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

September 30, 2014

Commercial and Industrial Loans	$387
Commercial Real Estate Loans	6,724
Home Equity Loans	—
Consumer Loans	122
Residential Mortgage Loans	1,498
Total	$8,731

Carrying Amount, Net of Allowance	$8,699

December 31, 2013

Commercial and Industrial Loans	$1,981
Commercial Real Estate Loans	10,871
Home Equity Loans	—
Consumer Loans	134
Residential Mortgage Loans	1,767
Total	$14,753

Carrying Amount, Net of Allowance	$14,745

Accretable yield, or income expected to be collected, is as follows:

	2014	2013

Balance at July 1	$2,637	$182
New Loans Purchased	—	—
Accretion of Income	(89)	(443)
Reclassifications from Non-accretable Difference	—	444
Charge-off of Accretable Yield	(113)	—
Balance at September 30	$2,435	$183

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2014	2013

Balance at January 1	$2,790	$170
New Loans Purchased	—	—
Accretion of Income	(242)	(889)
Reclassifications from Non-accretable Difference	—	902
Charge-off of Accretable Yield	(113)	—
Balance at September 30	$2,435	$183

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $27 during the three and nine months ended September 30, 2014. For those purchased loans disclosed above, the Company decreased the allowance for loan losses by $141 and $80 during the three and nine months ended September 30, 2013. No allowances for loan losses were reversed during the reported periods.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at September 30, 2014. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2014
Net Interest Income	$18,908	$4	$1	$(122)	$18,791
Net Gains on Sales of Loans	613	—	—	—	613
Net Gains on Securities	567	—	—	—	567
Trust and Investment Product Fees	2	899	—	—	901
Insurance Revenues	15	22	1,702	—	1,739
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	1,120	5	26	38	1,189
Income Tax Expense (Benefit)	3,496	(15)	147	(190)	3,438
Segment Profit (Loss)	7,540	(30)	216	(18)	7,708
Segment Assets at September 30, 2014	2,213,848	11,452	6,442	(25,821)	2,205,921

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2013
Net Interest Income	$17,334	$5	$4	$(151)	$17,192
Net Gains on Sales of Loans	613	—	—	—	613
Net Gains on Securities	415	—	—	13	428
Trust and Investment Product Fees	1	802	—	(1)	802
Insurance Revenues	10	7	1,478	—	1,495
Noncash Items:
Provision for Loan Losses	(400)	—	—	—	(400)
Depreciation and Amortization	941	6	99	38	1,084
Income Tax Expense (Benefit)	3,218	(24)	67	(292)	2,969
Segment Profit (Loss)	6,581	(41)	96	(153)	6,483
Segment Assets at December 31, 2013	2,171,837	11,663	5,636	(25,309)	2,163,827

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2014
Net Interest Income	$55,655	$12	$3	$(362)	$55,308
Net Gains on Sales of Loans	1,475	—	—	—	1,475
Net Gains on Securities	1,039	—	—	—	1,039
Trust and Investment Product Fees	4	2,724	—	—	2,728
Insurance Revenues	20	33	5,724	—	5,777
Noncash Items:
Provision for Loan Losses	550	—	—	—	550
Depreciation and Amortization	3,395	18	85	113	3,611
Income Tax Expense (Benefit)	8,940	(122)	747	(598)	8,967
Segment Profit (Loss)	19,908	(202)	1,078	(84)	20,700
Segment Assets at September 30, 2014	2,213,848	11,452	6,442	(25,821)	2,205,921

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2013
Net Interest Income	$51,102	$16	$16	$(1,005)	$50,129
Net Gains on Sales of Loans	2,176	—	—	—	2,176
Net Gains on Securities	1,495	—	—	13	1,508
Trust and Investment Product Fees	5	2,430	—	(2)	2,433
Insurance Revenues	25	26	4,607	—	4,658
Noncash Items:
Provision for Loan Losses	(250)	—	—	—	(250)
Depreciation and Amortization	2,864	21	310	113	3,308
Income Tax Expense (Benefit)	9,588	(50)	254	(1,080)	8,712
Segment Profit (Loss)	19,262	(90)	334	(682)	18,824
Segment Assets at December 31, 2013	2,171,837	11,663	5,636	(25,309)	2,163,827

NOTE 7 – Stock Repurchase Plan

On April 26, 2001 the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of September 30, 2014, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three and nine months ended September 30, 2014 and 2013.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 8 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2014, the Company has reserved 438,813 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and nine months ended September 30, 2014 and 2013, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three and nine months ended September 30, 2014 and 2013. The Company recorded no other stock compensation expense applicable to options during the three and nine months ended September 30, 2014 and 2013 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to September 30, 2014 and 2013.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (in the form of 60% restricted stock grants and 40% cash credit entitlements for 2014 and 50% restricted stock grants and 50% cash credit entitlements prior to 2014). The management restricted stock grants and tandem cash credit entitlements awarded in 2013 will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended September 30, 2014 and 2013, the Company granted no shares of restricted stock. During the nine months ended September 30, 2014 and 2013, the Company granted awards of 31,080 and 29,170 shares of restricted stock, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended September 30,
	2014	2013

Restricted Stock Expense	$161	$77
Cash Entitlement Expense	101	54
Tax Effect	(106)	(53)
Net of Tax	$156	$78

	Nine Months Ended September 30,
	2014	2013

Restricted Stock Expense	$482	$247
Cash Entitlement Expense	300	162
Tax Effect	(317)	(166)
Net of Tax	$465	$243

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,616 and $971 as of September 30, 2014 and 2013, respectively.

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
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Equity Plans and Equity Based Compensation (continued)

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2014 and 2013, nor was there any unrecognized compensation expense as of September 30, 2014 and 2013 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2014, the Company held $10.5 million in Level 3 securities which consist of $10.1 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
September 30, 2014
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,363	$—	$19,363
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	130,409	10,120	140,529
Mortgage-backed Securities-Residential	—	415,496	—	415,496
Equity Securities	—	—	353	353
Total Securities	$—	$565,268	$10,473	$575,741

Loans Held-for-Sale	$—	$7,590	$—	$7,590

Derivative Assets	$—	$470	$—	$470

Derivative Liabilities	$—	$412	$—	$412

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2014 and December 31, 2013.

At September 30, 2014, the aggregate fair value of the Loans Held-for-Sale was $7,590, aggregate contractual principal balance was $7,433 with a difference of $157. At December 31, 2013, the aggregate fair value of the Loans Held-for-Sale was $9,265, aggregate contractual principle balance was $9,129 with a difference of $136.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

	Obligations of State and Political Subdivisions		Equity Securities		Corporate Securities
	2014	2013	2014	2013	2014	2013

Balance of Recurring Level 3 Assets at July 1	$10,562	$11,439	$353	$353	$—	$—
Total Gains or Losses (realized/unrealized) Included in Earnings	(12)	(12)	—	—	—	—
Maturities / Calls	(430)	(425)	—	—	—	—
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$10,120	$11,002	$353	$353	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

	Obligations of State and Political Subdivisions		Equity Securities		Corporate Securities
	2014	2013	2014	2013	2014	2013

Balance of Recurring Level 3 Assets at January 1	$10,832	$12,169	$353	$353	$—	$—
Total Gains or Losses (realized/unrealized) Included in Earnings	143	(162)	—	—	—	—
Maturities / Calls	(855)	(1,005)	—	—	—	—
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$10,120	$11,002	$353	$353	$—	$—

Of the total gain/loss included in earnings for the three and nine months ended September 30, 2014, $(12) and $143 was attributable to other changes in fair value. The three and nine months ended September 30, 2014 included no gain/loss attributable to interest income on securities. Of the total gain/loss included in earnings for the three and nine months ended September 30, 2013, $(12) and $(162) was attributable to other changes in fair value, respectively. The three and nine months ended September 30, 2013 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$2	$2
Commercial Real Estate Loans	—	—	1,223	1,223
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	83	83

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,346	1,346
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	20	20

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,809 with a valuation allowance of $1,584, resulting in an additional provision for loan losses of $30 and

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

$187 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, impaired loans resulted in an additional provision for loan losses of $229 and $608, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,449 with a valuation allowance of $3,103, resulting in an additional provision for loan losses of $1,024 for the year ended December 31, 2013.

Other Real Estate is measured at the lower of carrying or fair value less costs to sell had a carrying value of $83 at September 30, 2014. A charge to earnings through Other Operating Income of $83 was included in the three and nine months ended September 2014. No charge to earnings was included in the three months ended September 30, 2013. A charge to earnings through Other Operating Income of $301 was included in the nine months ended September 30, 2013. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $20 at December 31, 2013.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2	Sales comparison approach	Adjustment for differences between comparable sales	52%-90% (71%)
Impaired Loans - Commercial Real Estate Loans	$1,223	Sales comparison approach	Adjustment for physical condition of comparable properties sold	12%-80% (63%)
		Income approach	Adjustment for net operating income generated by the property
		Cost approach	Adjustment for investor rates of return
Other Real Estate - Commercial Real Estate Loans	$83	Sales comparison approach	Adjustment for physical condition of comparable properties sold	55% (55%)
		Income approach	Adjustment for net operating income generated by the property
		Cost approach	Adjustment for investor rates of return

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2014 and December 31, 2013. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$87,267	$37,427	$49,840	$—	$87,267
Securities Held-to-Maturity	184	—	186	—	186
FHLB Stock and Other Restricted Stock	9,096	N/A	N/A	N/A	N/A
Loans, Net	1,415,932	—	—	1,414,237	1,414,237
Accrued Interest Receivable	8,296	—	2,233	6,063	8,296
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,430,833)	(1,430,833)	—	—	(1,430,833)
Time Deposits	(333,638)	—	(329,839)	—	(329,839)
Short-term Borrowings	(120,510)	—	(120,510)	—	(120,510)
Long-term Debt	(87,576)	—	(83,331)	(5,387)	(88,718)
Accrued Interest Payable	(673)	—	(625)	(48)	(673)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
September 30, 2014
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
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2014, net of tax:

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2014	$(130)	$—	$(32)	$(162)
Other Comprehensive Income (Loss) Before Reclassification	577	—	—	577
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(369)	—	—	(369)
Net Current Period Other Comprehensive Income (Loss)	208	—	—	208
Ending Balance at September 30, 2014	$78	$—	$(32)	$46

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2014	$(5,231)	$—	$(32)	$(5,263)
Other Comprehensive Income (Loss) Before Reclassification	5,984	—	—	5,984
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(675)	—	—	(675)
Net Current Period Other Comprehensive Income (Loss)	5,309	—	—	5,309
Ending Balance at September 30, 2014	$78	$—	$(32)	$46

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013, net of tax:

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2013	$(1,247)	$(231)	$(61)	$(1,539)
Other Comprehensive Income (Loss) Before Reclassification	(1,134)	—	—	(1,134)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(239)	—	—	(239)
Net Current Period Other Comprehensive Income (Loss)	(1,373)	—	—	(1,373)
Ending Balance at September 30, 2013	$(2,620)	$(231)	$(61)	$(2,912)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Other Comprehensive Income (Loss) (continued)

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2013	$10,643	$(231)	$(61)	$10,351
Other Comprehensive Income (Loss) Before Reclassification	(12,192)	—	—	(12,192)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,071)	—	—	(1,071)
Net Current Period Other Comprehensive Income (Loss)	(13,263)	—	—	(13,263)
Ending Balance at September 30, 2013	$(2,620)	$(231)	$(61)	$(2,912)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(567)	Net (Gain) Loss on Securities
	198	Income Tax Expense
	(369)	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2014	$(369)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(1,039)	Net (Gain) Loss on Securities
	364	Income Tax Expense
	(675)	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2014	$(675)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(428)	Net (Gain) Loss on Securities
	189	Income Tax Expense
	(239)	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2013	$(239)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(1,508)	Net (Gain) Loss on Securities
	437	Income Tax Expense
	(1,071)	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2013	$(1,071)

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2014 and December 31, 2013 and the consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s December 31, 2013 Annual Report on Form 10-K.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s December 31, 2013 Annual Report on Form 10-K and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Net income for the quarter ended September 30, 2014 improved by $1,225,000 to $7,708,000, or $0.58 per share, as compared to the quarter ended September 30, 2013 net income of $6,483,000, or $0.51 per share representing an increase of 14% on a per share basis. On a year-to-date basis, 2014 earnings improved to $20,700,000 or $1.57 per diluted share, as compared to $18,824,000, or $1.48 per diluted share for the first nine months of 2013 representing an increase of approximately 6% on a per share basis.

The Company’s third quarter and year-to-date 2014 earnings were positively impacted by improved levels of net interest income and non-interest income as compared with the same periods of 2013. Net interest income increased $1,599,000, or 9%, and $5,179,000, or 10%, in the three and nine months ended September 30, 2014 compared with the same periods of 2013. This improvement in both periods was driven by a higher level of earning assets due in large part to an increased loan portfolio and to an improved net interest margin. Non-interest income also increased $993,000, or 18%, and $756,000, or 4%, in the three and nine months ended September 30, 2014 compared with the same periods of 2013.

Partially mitigating the improvement in net interest income and non-interest income was an increased level of operating costs during the third quarter and first nine months of 2014 compared with the same periods of 2013. Operating expenses for the third quarter of 2014 increased $498,000, or 4%, and for the first nine months of 2014 increased $3,004,000, or 7%, as compared to the same periods of 2013. The increase in non-interest expenses was largely impacted by the inclusion of the United Commerce Bancorp operations which was acquired by the Company effective October 1, 2013, a new financial center in Columbus, Indiana, and the implementation of new digital banking systems.

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

Commercial and agricultural loans are subject to a standardized grading process administered by an internal loan review function. The need for specific reserves is considered for credits when graded impaired or when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectability of the loan is in question, or the loan characteristics require special monitoring. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired.

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

During the third quarter of 2014, a modification was made to the Company’s standard methodology for calculating the allowance for loan losses. This modification centered on commercial and agricultural loans that are graded as substandard and was undertaken as a part of the Company’s annual update of its migration analysis utilized in the allowance for loan losses calculations. Prior to the third quarter of 2014, the allocation for substandard, non-impaired commercial and agricultural loans was based on evaluating the amount of loss of each individual credit relationship internally graded substandard. Beginning in the third quarter of 2014, the Company adjusted its methodology to assign allocations for substandard commercial and agricultural credits based on migration analysis techniques utilizing three year migration periods for these types of credits. The modification to the methodology during the third quarter of 2014 resulted in a decrease of $63,000 to the overall required loan loss allowance.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of September 30, 2014, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $8,457,000 and gross unrealized gains totaled approximately $8,616,000.  As of September 30, 2014, held-to-maturity securities had a gross unrecognized gain of approximately $2,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2014 improved by $1,225,000 to $7,708,000, or $0.58 per share, as compared to the quarter ended September 30, 2013 net income of $6,483,000, or $0.51 per share representing an increase of 14% on a per share basis. On a year-to-date basis, 2014 earnings improved to $20,700,000 or $1.57 per diluted share, as compared to $18,824,000, or $1.48 per diluted share for the first nine months of 2013 representing an increase of approximately 6% on a per share basis.

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

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$15,788	$2	0.04%	$11,868	$2	0.08%
Securities:
Taxable	489,466	2,531	2.07%	530,933	2,768	2.08%
Non-taxable	137,632	1,746	5.07%	86,542	1,130	5.23%
Total Loans and Leases(2)	1,424,458	16,755	4.67%	1,269,222	15,368	4.81%
Total Interest Earning Assets	2,067,344	21,034	4.05%	1,898,565	19,268	4.04%
Other Assets	140,019			133,308
Less: Allowance for Loan Losses	(15,879)			(15,497)
Total Assets	$2,191,484			$2,016,376

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,017,266	$317	0.12%	$979,049	$387	0.16%
Time Deposits	330,494	708	0.85%	333,000	758	0.90%
FHLB Advances and Other Borrowings	213,205	532	0.99%	161,092	475	1.17%
Total Interest-bearing Liabilities	1,560,965	1,557	0.40%	1,473,141	1,620	0.44%
Demand Deposit Accounts	400,223			349,323
Other Liabilities	13,028			11,952
Total Liabilities	1,974,216			1,834,416
Shareholders’ Equity	217,268			181,960
Total Liabilities and Shareholders’ Equity	$2,191,484			$2,016,376

Cost of Funds			0.30%			0.34%
Net Interest Income		$19,477			$17,648
Net Interest Margin			3.75%			3.70%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $1,599,000 or 9% (an increase of $1,829,000 or 10% on a tax-equivalent basis) for the quarter ended September 30, 2014 compared with the same quarter of 2013. The increased level of net interest income during the third quarter of 2014 compared with the third quarter of 2013 was driven by a higher level of earning assets and a higher net interest margin (expressed as a percentage of average earning assets).

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.75% for the third quarter of 2014 compared to 3.70% during the third quarter of 2013.  The yield on earning assets totaled 4.05% during the quarter ended September 30, 2014 compared to 4.04% in the same period of 2013 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.30% during the quarter ended September 30, 2014 compared to 0.34% in the same period of 2013.

The improvement of the net interest margin and net interest income in the third quarter of 2014 compared with the third quarter of 2013 was attributable to an increased level of average loans outstanding and to the continued decline in the Company’s cost of funds. Accretion of loan discounts on acquired loans contributed approximately 6 basis points on an annualized basis to the net interest margin in the third quarter of 2014 and approximately 10 basis points in the third quarter of 2013.

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$13,490	$8	0.08%	$14,483	$25	0.23%
Securities:
Taxable	499,404	7,944	2.12%	548,144	8,380	2.04%
Non-taxable	125,708	4,824	5.12%	80,480	3,089	5.12%
Total Loans and Leases(2)	1,395,529	48,989	4.69%	1,238,243	45,392	4.90%
Total Interest Earning Assets	2,034,131	61,765	4.06%	1,881,350	56,886	4.04%
Other Assets	140,725			134,983
Less: Allowance for Loan Losses	(15,615)			(15,736)
Total Assets	$2,159,241			$2,000,597

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,032,463	$960	0.12%	$982,227	$1,167	0.16%
Time Deposits	335,816	2,138	0.85%	334,024	2,366	0.95%
FHLB Advances and Other Borrowings	166,276	1,448	1.16%	140,210	1,978	1.89%
Total Interest-bearing Liabilities	1,534,555	4,546	0.40%	1,456,461	5,511	0.51%
Demand Deposit Accounts	402,070			342,235
Other Liabilities	11,621			16,247
Total Liabilities	1,948,246			1,814,943
Shareholders’ Equity	210,995			185,654
Total Liabilities and Shareholders’ Equity	$2,159,241			$2,000,597

Cost of Funds			0.30%			0.39%
Net Interest Income		$57,219			$51,375
Net Interest Margin			3.76%			3.65%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $5,179,000 or 10% (an increase of $5,844,000 or 11% on a tax-equivalent basis) for the nine months ended September 30, 2014 compared with the same period of 2013. The increased level of net interest income during the first nine months of 2014 compared with the same period of 2013 was driven by a higher level of earning assets and a higher net interest margin (expressed as a percentage of average earning assets).

The tax equivalent net interest margin was 3.76% for the nine months ended September 30, 2014 compared to 3.65% during the same period of 2013.  The yield on earning assets totaled 4.06% during the nine months ended September 30, 2014 compared to 4.04% in the same period of 2013 while the cost of funds totaled 0.30% during the nine months ended September 30, 2014 compared to 0.39% in the same period of 2013.

The improvement of the net interest margin and net interest income in the first nine months of 2014 compared with the same period of 2013 was attributable to an increased level of average loans outstanding and to the continued decline in the Company’s cost of funds. Accretion of loan discounts on acquired loans contributed approximately 6 basis points on an annualized basis to the net interest margin in the nine months ended September 30, 2014 compared with approximately 8 basis points on an annualized basis in the nine months ended September 30, 2013.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2014, the Company recognized no provision for loan loss compared with a negative provision for loan loss of $400,000 in the third quarter of 2013. The provision for loan losses totaled $550,000 for the nine months ended September 30, 2014, an increase of $800,000 compared to the negative provision of $250,000 during the nine months ended September 30, 2013.

The Company realized net recoveries of $42,000 or (0.01)% on an annualized basis of average loans outstanding during the three months ended September 30, 2014, compared with net charge-offs of $399,000 or 0.13% on an annualized basis of average loans outstanding during the same period of 2013. The Company realized net recoveries of $458,000 or (0.04)% on an annualized basis of average loans outstanding during the nine months ended September 30, 2014, compared with net charge-offs of $806,000 or 0.09% on an annualized basis of average loans outstanding during the same period of 2013.

The provision for loan losses made during the three and nine months ended September 30, 2014 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

During the quarter ended September 30, 2014, the Company adjusted it methodology for determining its allowance for loan losses and in particular for its assessment of the required allowance for commercial and agricultural loans classified as substandard. The adjustment in methodology had minimal monetary impact of approximately $63,000 on the allowance for loan less calculation and consequently did not significantly impact the provision for loan loss during the third quarter of 2014. The methodology for determining the allowance for loan losses is discussed in more detail in the “Critical Accounting Policies and Estimates” section of this report.

Non-interest Income:

During the quarter ended September 30, 2014, non-interest income totaled $6,437,000, an increase of $993,000, or 18%, compared with the third quarter of 2013.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Trust and Investment Product Fees	$901	$802	$99	12%
Service Charges on Deposit Accounts	1,300	1,029	271	26
Insurance Revenues	1,739	1,495	244	16
Company Owned Life Insurance	210	233	(23)	(10)
Interchange Fee Income	508	449	59	13
Other Operating Income	599	395	204	52
Subtotal	5,257	4,403	854	19
Net Gains on Sales of Loans	613	613	—	—
Net Gains on Securities	567	428	139	32
Total Non-interest Income	$6,437	$5,444	$993	18

Service charges on deposit accounts increased $271,000, or 26%, during the third quarter of 2014 compared with the same period of 2013. Insurance revenues increased $244,000, or 16%, during the quarter ended September 30, 2014, compared with the third quarter of 2013. The increase in insurance revenues was primarily related to commercial insurance revenue generated through the Company’s property and casualty insurance agency.

During the third quarter of 2014, the Company realized a net gain on the sale of securities of $567,000 related to the sale of $44.9 million of securities, compared with a net gain on the sale of securities of $428,000 related to the sale of approximately $18.8 million of securities in the third quarter of 2013.

During the nine months ended September 30, 2014, non-interest income totaled $18,220,000, an increase of $756,000, or 4%, compared with the first nine months of 2013.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Trust and Investment Product Fees	$2,728	$2,433	$295	12%
Service Charges on Deposit Accounts	3,552	3,034	518	17
Insurance Revenues	5,777	4,658	1,119	24
Company Owned Life Insurance	603	716	(113)	(16)
Interchange Fee Income	1,467	1,392	75	5
Other Operating Income	1,579	1,547	32	2
Subtotal	15,706	13,780	1,926	14
Net Gains on Sales of Loans	1,475	2,176	(701)	(32)
Net Gains on Securities	1,039	1,508	(469)	(31)
Total Non-interest Income	$18,220	$17,464	$756	4

During the nine months ended September 30, 2014, trust and investment product fees increased $295,000, or 12%, compared with the first nine months of 2013. The increase was due primarily to an increase in brokerage revenues. Service charges on deposit accounts increased $518,000, or 17%, during the nine months ended September 30, 2014 compared with the same period of 2013.

Insurance revenues increased $1,119,000, or 24%, during the nine months ended September 30, 2014, compared with the first nine months of 2013. The increase during the nine months ended September 30, 2014 compared with same period of 2013 was primarily due to increased contingency revenue and also due to increased commercial insurance revenue. Contingency revenue during the first nine months of 2014 totaled $1,049,000 compared with $246,000 during the same period of 2013. The fluctuation in contingency revenue during 2014 and 2013 is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Net gains on sales of loans totaled $1,475,000 during the nine months ended September 30, 2014, a decline of $701,000, or 32%, compared with the first nine months of 2013. Loan sales totaled $72.2 million during the first nine months of 2014, compared with $139.9 million during the same period of 2013.

During the nine months ended September 30, 2014, the Company realized a net gain on the sale of securities of $1,039,000 related to the sale of $51.7 million of securities, compared with a net gain on the sale of securities of $1,508,000 related to the sale of $74.1 million in the first nine months of 2013.

Non-interest Expense:

During the quarter ended September 30, 2014, non-interest expense totaled $14,082,000, an increase of $498,000, or 4%, compared with the third quarter of 2013.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Salaries and Employee Benefits	$7,975	$7,515	$460	6%
Occupancy, Furniture and Equipment Expense	1,725	1,593	132	8
FDIC Premiums	277	261	16	6
Data Processing Fees	935	717	218	30
Professional Fees	516	970	(454)	(47)
Advertising and Promotion	613	447	166	37
Intangible Amortization	302	329	(27)	(8)
Other Operating Expenses	1,739	1,752	(13)	(1)
Total Non-interest Expense	$14,082	$13,584	$498	4

Salaries and benefits increased $460,000, or 6%, during the quarter ended September 30, 2014 compared with the third quarter of 2013. The increase in salaries and benefits during the third quarter of 2014 compared the same period of 2013 was primarily the result of an increased number of full-time equivalent employees which was largely the result of the acquisition of United Commerce Bancorp.

Data processing fees increased $218,000, or 30%, during the third quarter of 2014 compared with the same quarter of 2013. The increase was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms late in the fourth quarter of 2013 and in the first quarter of 2014.

Professional fees declined $454,000, or 47%, during the quarter ended September 30, 2014 compared with the third quarter of 2014. The decline in professional fees during the third quarter of 2014 compared with the third quarter of 2013 was related to professional fees associated with the acquisition of United Commerce Bancorp and fees associated with the Company’s review of its overall operating effectiveness and efficiency that were incurred during the third quarter of 2013.

During the nine months ended September 30, 2014, non-interest expense totaled $43,311,000, an increase of $3,004,000, or 7%, compared with the first nine months of 2013.

Non-interest Expense (dollars in thousands)	Nine Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2014	2013	Change	Change
Salaries and Employee Benefits	$24,285	$22,926	$1,359	6%
Occupancy, Furniture and Equipment Expense	5,248	4,738	510	11
FDIC Premiums	828	776	52	7
Data Processing Fees	2,892	2,054	838	41
Professional Fees	1,761	2,156	(395)	(18)
Advertising and Promotion	1,635	1,453	182	13
Intangible Amortization	975	1,044	(69)	(7)
Other Operating Expenses	5,687	5,160	527	10
Total Non-interest Expense	$43,311	$40,307	$3,004	7

Salaries and benefits increased $1,359,000, or 6%, during the nine months ended September 30, 2014 compared with the first nine months of 2013. The increase in salaries and benefits during 2014 compared with 2013 was primarily the result of an increased number of full-time equivalent employees due in part to the acquisition of United Commerce Bancorp.

Occupancy, furniture and equipment expense increased $510,000, or 11%, during the nine months ended September 30, 2014 compared with the first nine months of 2013. The increase was largely related to a larger number of banking offices driven by the acquisition of United Commerce Bancorp and a new banking location in Columbus.

Data processing fees increased $838,000, or 41%, during the nine months ended September 30, 2014 compared with the first nine months of 2013. The increase was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms late in the fourth quarter of 2013 and in the first quarter of 2014.

Professional fees declined $395,000, or 18%, during the nine months ended September 30, 2014 compared with the same period of 2014. The decline in professional fees was related to professional fees associated with the acquisition of United Commerce Bancorp and fees associated with the Company’s review of its overall operating effectiveness and efficiency that were incurred during 2013.

Income Taxes:

The Company’s effective income tax rate was 30.8% and 31.4% during the three months ended September 30, 2014 and 2013. The Company’s effective income tax rate approximated 30.2% and 31.6% during the nine months ended September 30, 2014 and 2013. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at September 30, 2014 increased $42.1 million to $2.206 billion compared with $2.164 billion in total assets at December 31, 2013.  The increase in total assets was attributable to an increase in period-end loan balances.

September 30, 2014 loans outstanding increased by $51.6 million, or approximately 5% on an annualized basis, compared with year-end 2013. The increase in loans was broad based across all segments of the Company’s loan portfolio and occurred throughout the Company’s market area.

End of Period Loan Balances: (dollars in thousands)	September 30, 2014	December 31, 2013	Current Period Change
Commercial & Industrial Loans	$377,845	$350,955	$26,890
Commercial Real Estate Loans	586,012	582,066	3,946
Agricultural Loans	201,867	192,880	8,987
Home Equity & Consumer Loans	133,764	130,628	3,136
Residential Mortgage Loans	137,286	128,683	8,603
Total Loans	$1,436,774	$1,385,212	$51,562

The Company’s allowance for loan losses totaled $15.6 million at September 30, 2014 representing an increase of $1.0 million, or 9% on an annualized basis, from December 31, 2013.  The allowance for loan losses represented 1.09% of period-end loans at September 30, 2014 compared with 1.05% of period-end loans at December 31, 2013.

The allowance for loan losses for commercial and agricultural impaired loans that are on non-accrual status totaled $1.5 million, or 9% of the total allowance, at September 30, 2014 compared with $3.0 million of allowance for loan losses for commercial and agricultural impaired loans that were on non-accrual status, or 20% of the total allowance, at December 31, 2013. The decline in the overall allowance for loan losses for impaired loans was attributable to a decline in the level of impaired loans at September 30, 2014 compared with year-end 2013.

Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $4.5 million as of September 30, 2014 and $5.9 million at year-end 2013.

The following is an analysis of the Company’s non-performing assets at September 30, 2014 and December 31, 2013:

Non-performing Assets: (dollars in thousands)	September 30, 2014	December 31, 2013
Non-accrual Loans	$5,667	$8,378
Past Due Loans (90 days or more and still accruing)	96	8
Total Non-performing Loans	5,763	8,386
Other Real Estate	521	1,029
Total Non-performing Assets	$6,284	$9,415

Restructured Loans	$2,688	$2,418

Non-performing Loans to Total Loans	0.40%	0.61%
Allowance for Loan Loss to Non-performing Loans	270.55%	173.91%

 Non-performing assets totaled $6.3 million or 0.28% of total assets at September 30, 2014 compared to $9.4 million or 0.44% of total assets at December 31, 2013.  Non-performing loans totaled $5.8 million or 0.40% of total loans at September 30, 2014 representing a $2.6 million, or 31%, decrease in non-performing loans compared to the $8.4 million of non-performing loans at December 31, 2013.

Non-accrual commercial real estate loans totaled $3.3 million at September 30, 2014 representing a decline of $3.4 million, or 50%, from the $6.7 million of non-accrual commercial real estate loans at year-end 2013.  Non-accrual commercial real estate loans represented 57% of the total non-performing loans at September 30, 2014 compared to 79% of total non-performing loans at year-end 2013. Non-accrual residential mortgage loans totaled $1.6 million at September 30, 2014 representing an increase of $234,000, or 18%, from the $1.3 million of non-accrual residential mortgage loans at year-end 2013.  Non-accrual residential mortgage loans represented 27% of the total non-performing loans at September 30, 2014 compared to 16% of total non-performing loans at year-end 2013.

At September 30, 2014 there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.8 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2013. The borrower has made all contractual payments due during 2014 and the principal balance of this relationship was reduced by $68,000 during the first nine months of 2014.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2013 or during the first nine months of 2014.  The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $1,164,000 at September 30, 2014 compared with $1,705,000 at December 31, 2013. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 20% of total non-performing loans at September 30, 2014 and December 31, 2013.

Past due purchased loans with evidence of credit deterioration since origination totaled $645,000 at September 30, 2014 and $1,250,000 at year-end 2013.  Past due purchased loans with evidence of credit deterioration since origination represented approximately 9% of total past due loans at September 30, 2014 and approximately 16% of total past due loans at year-end 2013.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $4.7 million at September 30, 2014 compared with $9.0 million at December 31, 2013. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 16% of total adversely classified loans at September 30, 2014 compared with approximately 25% of total adversely classified loans at year-end 2013.

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

Total deposits decreased $47.7 million, or 4% on an annualized basis, as of September 30, 2014 compared with December 31, 2013 total deposits. The decline was primarily attributable to withdrawals from large balance deposit relationships. Many of these relationships continue to maintain significant deposit balances with the Company.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2014	December 31, 2013	Current Period Change
Non-interest-bearing Demand Deposits	$410,329	$400,024	$10,305
Interest-bearing Demand, Savings, & Money Market Accounts	1,020,504	1,063,098	(42,594)
Time Deposits < $100,000	205,980	224,361	(18,381)
Time Deposits of $100,000 or more	127,658	124,673	2,985
Total Deposits	$1,764,471	$1,812,156	$(47,685)

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

The minimum requirements under these standards are generally at least a 4.0 percent leverage ratio, which is Tier 1 capital divided by defined “total assets”; 4.0 percent Tier 1 capital to risk-adjusted assets; and, an 8.0 percent total capital to risk-adjusted assets ratios. Under these guidelines, the Company, on a consolidated basis, and its subsidiary bank, had capital ratios that exceed the regulatory minimums at September 30, 2014.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal regulatory agencies to define capital tiers. These are: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under these regulations, a “well-capitalized” entity must achieve a Tier 1 risk-based capital ratio of at least 6.0 percent; a total capital ratio of at least 10.0 percent; and, a leverage ratio of at least 5.0 percent, and not be under a capital directive. The Company’s subsidiary bank was categorized as well-capitalized as of September 30, 2014.

At September 30, 2014, management was not under such a capital directive, nor was it aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or operations.

The table below presents the Company’s consolidated capital ratios under regulatory guidelines:

	Minimum for Capital Adequacy Purposes	At September 30, 2014	At December 31, 2013
Leverage Ratio	4.00%	9.34%	8.78%
Tier 1 Capital to Risk-adjusted Assets	4.00%	12.79%	12.12%
Total Capital to Risk-adjusted Assets	8.00%	13.78%	13.07%

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

As of September 30, 2014, shareholders’ equity increased by $20.2 million, or 13% on an annualized basis, to $220.3 million compared with $200.1 million at year-end 2013. The increase in shareholders’ equity was primarily attributable to an increase of $14.4 million in retained earnings and an increase of $5.3 million in accumulated other comprehensive income related to a decrease in net unrealized losses in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 10.0% of total assets at September 30, 2014 and 9.3% of total assets at December 31, 2013. Shareholders’ equity included $22.9 million of goodwill and other intangible assets at September 30, 2014 compared to $23.9 million of goodwill and other intangible assets at year-end 2013.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $27.0 million during the nine months ended September 30, 2014 ending at $87.2 million.  During the nine months ended September 30, 2014, operating activities resulted in net cash inflows of $24.3 million. Investing activities resulted in net cash outflows of $10.5 million during the nine months ended September 30, 2014.  Financing activities resulted in net cash inflows for the nine months ended September 30, 2014 of $13.2 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2014, the parent company had approximately $16.8 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2014

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$272,311	(9.44)%	12.95%	(69) b.p.
Base	300,692	—	13.64%	—
-2%	233,010	(22.51)%	10.34%	(330) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(e) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
7/1/14 – 7/31/14	—	—	—	272,789
8/1/14 – 8/31/14	—	—	—	272,789
9/1/14 – 9/30/14	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2014 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2014.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 7, 2014	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer

Date: November 7, 2014	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1**	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2**	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1**	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2**	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101**+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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