Form 10-K
period 2014-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2015-03-09
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐Yes	☑ No

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2014 was approximately $328,031,843. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of March 1, 2015, there were outstanding 13,215,800 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 21, 2015, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2014

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

PART I

Item 1. Business.

General

German American Bancorp, Inc. (the "Company"), is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bancorp, operates 37 retail and commercial banking offices in 13 southern Indiana counties. The Company also owns a trust, brokerage, and financial planning subsidiary (German American Financial Advisors & Trust Company) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

The Company’s lines of business include retail and commercial banking, comprehensive financial planning, full service brokerage and trust administration, and a full range of personal and corporate insurance products. Financial and other information by segment is included in Note 15 - Segment Information of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bancorp	Commercial Bank	Jasper, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Jasper, IN
German American Financial Advisors & Trust Company	Trust, Brokerage, Financial Planning	Jasper, IN

Business Development

During 2013, the Company opened its first full service retail and commercial branch location in Columbus, Indiana in furtherance of the Company's focus on growing its base of operations in such market.

During 2013, the Company also acquired by merger United Commerce Bancorp and its subsidiary, United Commerce Bank. United Commerce Bank provided a full range of commercial and consumer banking services in the Bloomington, Indiana market and complemented the Company's existing branch locations. At the time of acquisition, United Commerce had consolidated assets and deposits (unaudited) that totaled $119.7 million and $106.6 million, respectively. The Company continues its focus on growing its base of operations in the Bloomington, Indiana market.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The Indiana map below illustrates the locations of the Company’s 38 retail and commercial banking, insurance and investment offices as of March 1, 2015.

Competition

The industries in which the Company operates are highly competitive. The Bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana and elsewhere. Further, the Bank competes for loans and deposits not only with commercial banks but also with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. There are numerous alternative providers (including national providers that advertise extensively and provide their services via e-mail, direct mail, telephone and the Internet) for the insurance products and services offered by German American Insurance, Inc., and the trust, brokerage and financial planning products and services offered by German American Financial Advisors & Trust Company. Many of these competitors have substantially greater resources than the Company.

Employees

At March 1, 2015 the Company and its subsidiaries employed approximately 484 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

Indiana law and the BHC Act restrict certain types of expansion by the Company and its bank subsidiary. The Company and its subsidiaries may be required to apply for prior approval from (or give prior notice and an opportunity for review to) the FRB, the DFI, the FDIC, and/or other bank regulatory or other regulatory agencies, as a condition to the acquisition or establishment of new offices, or the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

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

Capital Requirements Generally

We are subject to various regulatory capital requirements both at the parent company and at the Bank level administered by the FRB and by the FDIC and DFI, respectively. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “Prompt Corrective Action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well-capitalized standards.

Generally, for purposes of satisfying these capital requirements, we must maintain capital sufficient to meet both risk-based asset ratio tests and a leverage ratio test on a consolidated basis. The risk-based ratios are determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. A risk-based ratio represents the applicable measure of capital divided by total risk-weighted assets. The leverage ratio is a measure of our core capital divided by our total assets adjusted as specified in the guidelines.

Prior Capital Requirements

Capital guidelines that applied to us throughout 2014 (prior to the phase-in of new rules effective January 1, 2015) required all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% of risk-weighted assets must have been Tier I Capital. Tier I Capital, which included common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and certain trust preferred securities, less certain goodwill items and other intangible assets, was required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) could have consisted of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital was defined as the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

To supplement the risk-based guidelines, the federal bank regulatory agencies adopted regulations that, as in effect throughout 2014, generally required banks and financial holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of either 3% or 4%, depending upon factors such as the regulatory ratings, earnings and financial condition of the institution (the “leverage ratio”). Banking organizations experiencing or anticipating significant growth were generally required to maintain higher minimum leverage ratios and could have been required to commit to achieve or maintain higher minimum ratios (including “tangible Tier I leverage ratios”) in order to secure regulatory approvals needed for such organizations to acquire other banks or other businesses or engage in new activities. As computed throughout 2014, the tangible Tier I leverage ratio was the ratio of a banking organization’s Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

New Capital Requirements

Effective January 1, 2015 (subject to certain phase-in provisions), we became subject to new rules adopted in 2013 by the federal banking agencies that implement in the United States certain regulatory capital reforms based upon international banking supervision principles adopted by the Basel Committee on Banking Supervision (known as “Basel III”) and certain changes required by the Dodd-Frank Act. Generally, under these new rules (and subject to certain phase-in provisions), (a) minimum requirements have increased for both the quality and quantity of capital held by banking organizations, (b) new and stricter criteria are applied for determining the eligibility for inclusion in regulatory capital of capital instruments (other than common equity), and (c) the methodology for calculating risk-weighted assets has changed. The rules include, among other requirements:

•	a new minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets of 4.5%

•	a new conservation buffer of Common Equity Tier 1 Capital equal to (when fully phased in) an additional 2.5% of risk-weighted assets

•
a minimum ratio of Tier 1 Capital to risk-weighted assets (raised from 4% under the prior guidelines to 6%) plus (when fully phased in) the conservation buffer of an additional 2.5%, resulting in a minimum required total Tier 1 Capital to risk-weighted assets ratio of 8.5%

•
a minimum ratio of Total Capital (that is, Tier 1 Capital plus instruments includable in a tier called Tier 2 Capital) to risk-weighted assets of at least 8.0%, plus (when fully phased in) the capital conservation buffer (which is added to the 8.0% Total Capital ratio as that buffer is phased-in, effectively resulting in a minimum Total Capital ratio of 10.5% upon full implementation)

•	a minimum leverage ratio of 4% (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets)

The new capital measure “Common Equity Tier 1” (“CET1”) Capital consists of common stock instruments that meet the eligibility criteria in the new rules, retained earnings, accumulated other comprehensive income (“AOCI”) and common equity Tier 1 minority interest.

Tier 1 Capital under the new rules consists of CET1 (subject to certain adjustments) and “additional Tier 1 capital” instruments meeting specified requirements, plus, in the case of smaller holding companies like ours, trust preferred securities in accordance with prior requirements for their inclusion in Tier I Capital.

Under prior capital standards in effect throughout 2014, the effects of AOCI items included in capital are excluded for the purposes of determining regulatory capital ratios; under the new rules, we and our bank subsidiary have a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to their treatment under the prior risk-based capital rule. The AOCI Opt-out Election must be made in connection with the regulatory financial reports that we and our bank subsidiary will file with banking agencies for our fiscal quarter ended March 31, 2015.

Although banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will technically comply with minimum capital requirements under the new rules, such institutions will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

As applied to us, these rules generally became effective January 1, 2015; the new Common Equity Tier 1 Capital conservation buffer, however, will be phased in from 2016 through 2019.

Prompt Corrective Action Classifications

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

Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank throughout 2014 was well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $1.0 million of such brokered deposits at December 31, 2014. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

Under the Prompt Corrective Action regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees and dividends; or (vi) divest themselves of all or a part of their operations. Bank holding companies can be called upon to boost the capital of the financial institutions that they control, and to partially guarantee the institutions’ performance under their capital restoration plans. Critically under-capitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

The minimum ratios defined by the Prompt Corrective Action regulations from time to time are merely guidelines and the bank regulators possess the discretionary authority to require higher capital ratios. Further, the risk-based capital standards of the FRB and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of a bank’s capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

To qualify as a “well-capitalized” institution, a depository institution under the prior Prompt Corrective Action requirements in effect throughout 2014 must have had a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2014, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2014, see Note 8 to the Company’s consolidated financial statements that are presented in Item 8 of this Report, which Note 8 is incorporated herein by reference.

The new Basel III capital rules revised the “Prompt Corrective Action” requirements applicable to our bank subsidiary effective January 1, 2015, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the prior 6.0%); (iii) creating a minimum leverage ratio requirement of 5% for well-capitalized status; and (iv) eliminating the prior provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized. We believe we exceeded as of December 31, 2014, all regulatory requirements under these new rules for being classified as well-capitalized that are applicable to us during 2015.

Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.

Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2014, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $23,000,000 of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

In addition, the FRB and other bank regulatory agencies have issued policy statements or advisories that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

In addition to these statutory restrictions, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Accordingly, if the Bank were to experience financial difficulties, it is possible that the applicable regulatory authority could determine that the Bank would be engaged in an unsafe or unsound practice if the Bank were to pay dividends and could prohibit the Bank from doing so, even if availability existed for dividends under the statutory formula.

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

Other Aspects of the Dodd-Frank Act

The Dodd-Frank Act (in addition to the regulatory changes discussed elsewhere in this “Regulation and Supervision” discussion and below under “Federal Deposit Insurance Premiums and Assessments”) made a variety of changes that affect the business and affairs of the Company and the Bank in other ways. For instance, the Dodd-Frank Act (or agency regulations adopted and implemented (or to be adopted and implemented) under the Dodd-Frank Act) altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions; restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates; eliminated the former statutory prohibition against the payment of interest on business checking accounts; limited interchange fees on debit card transactions by certain large processors; and established the Consumer Financial Protection Bureau (“CFPB”).

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

The CFPB issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, and the borrower’s total monthly debt-to-income ratio may not exceed a specified percentage. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

On December 10, 2013, five financial regulatory agencies, including the FRB and FDIC, adopted final rules implementing the so-called Volcker Rule added to banking law by Section 619 of the Dodd-Frank Act. These final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). Community banks like the Bank have been afforded some relief under these final rules from onerous compliance obligations created by the rules; if banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the FRB recently granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. We do not expect that the Volcker Rule will have any material financial implications on us or our investments or activities.

Certain Other Laws and Regulations

The Community Reinvestment Act of 1977 (the "CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

A major focus of governmental policy on financial institutions is combating money laundering and terrorist financing. The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

The Bank is subject to a wide variety of other laws with respect to the operation of its businesses, and regulations adopted under those laws, including but not limited to the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act. The laws and regulations to which we are subject are constantly under review by Congress, the federal regulatory agencies, and the state authorities.

Federal Deposit Insurance Premiums and Assessments

The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund (the "DIF") of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, our bank subsidiary is subject to deposit insurance premiums and assessments to maintain the DIF. The Bank’s deposit insurance premium assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.

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

The Company makes available, free of charge through the Investor Relations - Financial Information section of its Internet website, the Company’s annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the SEC.

Forward-Looking Statements and Associated Risks

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of the Company's capital under regulatory requirements and of its allowance for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; acquisitions or mergers; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. All statements other than statements of historical fact included in this Report, including statements regarding our financial position, business strategy and the plans and objectives of our management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to us or our management, identify forward-looking statements.

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

Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in Item 1A, “Risk Factors,” and in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but not limited to:

•	the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates;

•	changes in competitive conditions;

•	the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

•	changes in customer borrowing, repayment, investment and deposit practices;

•	changes in fiscal, monetary and tax policies;

•	changes in financial and capital markets;

•	potential deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration;

•	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities;

•
risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations;

•	factors driving impairment charges on investments;

•	the impact, extent and timing of technological changes;

•	potential cyber-attacks, information security breaches and other criminal activities;

•	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

•	actions of the FRB;

•	changes in accounting principles and interpretations;

•	potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;

•	actions of the regulatory authorities under the Dodd-Frank Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.
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

The Dodd-Frank Act (discussed in Item 1 - Business - Regulation and Supervision) has resulted in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Many of these provisions remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Accordingly, we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally. However, the Dodd-Frank Act and the regulations promulgated thereunder have imposed (and are likely to result in the imposition of) additional administrative and regulatory burdens that obligate us to incur additional expenses (which adversely affect our margins and profitability) and increase the risk that we might not comply in all respects with the new requirements. Further, the CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

The new Basel III Capital Rules may have an adverse effect on us.

We are now subject to new capital rules, adopted by the federal banking agencies but based on the international Basel III guidelines, effective January 1, 2015. See Item 1- Business - Regulation and Supervision. Some of the requirements of these new rules will be phased in over the three year period between 2016 and 2019. The impact of the new capital rules may require us to maintain higher levels of capital in the future than we have maintained in recent years, which could lower our return on equity.

Our FDIC insurance premiums may increase, and special assessments could be made, which might negatively impact our results of operations.

High levels of insured institution failures, as a result of the recent recession, significantly increased losses to the Deposit Insurance Fund of the FDIC. Further, the Dodd-Frank Act mandated the FDIC to increase the level of its reserves for future losses in its Deposit Insurance Fund. Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in our Bank’s financial condition or capital strength, and future conditions in the banking industry.

Risks Related to Our Business and Financial Strategies

Economic weakness in our geographic markets could negatively affect us.

We conduct business from offices that are exclusively located in 13 Southern Indiana counties, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. Our performance could be negatively affected to the extent that business and economic conditions in this area do not continue to recover from the recent recession. Any material deterioration in economic conditions in these markets could have direct or indirect material adverse impacts on us, or on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such deterioration could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the monetary policies of the FRB. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. We maintain an investment portfolio consisting of various high quality liquid fixed-income securities. The nature of fixed-income securities is such that increases in prevailing market interest rates negatively impact the value of these securities, while decreases in prevailing market interest rates positively impact the value of these securities. Any substantial, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations, and cash flows.

The banking and financial services business in our markets is highly competitive.

We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets, many of which compete with us via Internet and other electronic product and service offerings. In addition, banking and other financial services competitors (including newly organized companies) that are not currently represented by physical locations within our geographic markets could establish office facilities within our markets, including through their acquisition of existing competitors. Developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also Part I, Item 1, of this Report, “Business - Competition,” and “Business - Regulation and Supervision.”

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

Prices and volumes of transactions in the nation’s securities markets can be affected suddenly by economic crises, or by other national or international crises, such as national disasters, acts of war or terrorism, changes in commodities markets, or instability in foreign governments. Disruptions in securities markets may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Risks Related to Our Operations

We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.

We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks or unforeseen problems encountered while implementing new computer systems or upgrades to existing systems, business continuation and disaster recovery issues, and other external events. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could harm our business.

In the normal course of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and / or human errors, or other similar events.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. We cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot completely ensure that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure.

We outsource certain information system and data management and processing functions to third party providers. These third party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing.

While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Risks Relating to Expansion of Our Businesses by Acquisition

Any acquisitions of banks, bank branches, or loans or other financial service assets pose risks to us.

We may buy banks, bank branches and other financial-service-related businesses and assets in the future. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

▪	potential exposure to unknown or contingent liabilities of the acquired assets, operations or company;

▪	exposure to potential asset quality issues of the acquired assets, operations or company;

▪	environmental liability with acquired real estate collateral or other real estate;

▪	difficulty and expense of integrating the operations, systems and personnel of the acquired assets, operations or company;

▪	potential disruption to our ongoing business, including diversion of our management's time and attention;

▪	the possible loss of key employees and customers of the acquired operations or company;

▪	difficulty in estimating the value of the acquired assets, operations or company; and

▪	potential changes in banking or tax laws or regulations that may affect the acquired assets, operations or company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 40 other locations in Southern Indiana of which 31 are owned by the Company and nine are leased from third parties.

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

	2014			2013
	High	Low	Cash Dividend	High	Low	Cash Dividend
Fourth Quarter	$30.82	$25.73	$0.16	$30.15	$23.51	$0.15
Third Quarter	$27.74	$25.80	$0.16	$28.15	$22.86	$0.15
Second Quarter	$29.79	$25.07	$0.16	$22.69	$19.96	$0.15
First Quarter	$29.75	$25.54	$0.16	$23.63	$21.54	$0.15
			$0.64			$0.60

The Common Stock was held of record by approximately 3,397 shareholders at March 1, 2015.

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

Transfer Agent:	Computershare Priority Processing 250 Royall St Canton, MA 02021 Contact: Shareholder Relations (800) 884-4225	Shareholder Information and Corporate Office:	Terri A. Eckerle German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-081 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2014, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2014 comparison were: 1st Source Corp., Community Bank Shares of IN, First Financial Corp., First Merchants Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, and Horizon Bancorp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2014.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2014	—		—	—	272,789
November 2014	882	(2)	$29.87	—	272,789
December 2014	—		—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2014 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2014.

(2) During November 2014, the 882 purchased shares were acquired by the Company from certain persons who held options (“optionees”) to acquire the Company’s common shares under its 1999 Long-Term Equity Incentive Plan (“Plan”) in connection with the exercises by such optionees of their options during November 2014. Under the terms of the Plan, optionees are generally entitled to pay some or all of the exercise price of their options by delivering to the Company common shares that the optionee may already own, subject to certain conditions. The Company is generally obligated to purchase any such common shares delivered to it by such optionees for this purpose and to apply the market value of those tendered shares as of the date of exercise of the options toward the exercise prices due upon exercise of the options. Shares acquired by the Company pursuant to option exercises under the Plan are not made pursuant to the repurchase program described by Note 1 and do not reduce the number of shares available for purchase under that program.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan. Each of these four plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above. The following table sets forth information regarding these plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	51,517	(a)	$16.70	753,417	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	51,517		$16.70	753,417

(a)
Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2015 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2014 during the plan year that commenced in August 2014. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2015, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)
Represents 414,901 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 338,516 shares that were available for grant or issuance at December 31, 2014 under the 2009 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following: (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company’s shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

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

	2014	2013	2012	2011	2010
Summary of Operations:
Interest Income	$80,386	$75,672	$77,160	$80,161	$64,193
Interest Expense	6,047	7,155	10,912	16,180	15,522
Net Interest Income	74,339	68,517	66,248	63,981	48,671
Provision for Loan Losses	150	350	2,412	6,800	5,225
Net Interest Income after Provision For Loan Losses	74,189	68,167	63,836	57,181	43,446
Non-interest Income	23,937	23,615	21,811	21,576	16,943
Non-interest Expense	57,713	54,905	50,923	50,782	41,361
Income before Income Taxes	40,413	36,877	34,724	27,975	19,028
Income Tax Expense	12,069	11,464	10,669	7,726	5,623
Net Income	$28,344	$25,413	$24,055	$20,249	$13,405

Year-end Balances:
Total Assets	$2,237,099	$2,163,827	$2,006,300	$1,873,767	$1,375,888
Total Loans, Net of Unearned Income	1,447,982	1,382,382	1,204,866	1,120,993	917,236
Total Deposits	1,779,761	1,812,156	1,640,931	1,556,198	1,087,286
Total Long-term Debt	64,591	87,237	89,472	90,974	81,016
Total Shareholders’ Equity	228,824	200,097	185,026	167,610	121,534

Average Balances:
Total Assets	$2,170,761	$2,037,236	$1,934,123	$1,823,703	$1,330,540
Total Loans, Net of Unearned Income	1,406,000	1,272,055	1,147,891	1,114,181	906,127
Total Deposits	1,783,348	1,695,796	1,618,712	1,521,204	1,046,295
Total Shareholders’ Equity	214,496	189,689	177,207	159,765	119,867

Per Share Data:
Net Income (1)	$2.14	$1.98	$1.90	$1.61	$1.21
Cash Dividends	0.64	0.60	0.56	0.56	0.56
Book Value at Year-end	17.31	15.19	14.64	13.31	10.94

Other Data at Year-end:
Number of Shareholders	3,398	3,444	3,105	3,221	3,194
Number of Employees	473	478	439	417	359
Weighted Average Number of Shares (1)	13,223,178	12,807,678	12,637,743	12,587,748	11,104,887

Selected Performance Ratios:
Return on Assets	1.31%	1.25%	1.24%	1.11%	1.01%
Return on Equity	13.21%	13.40%	13.57%	12.67%	11.18%
Equity to Assets	10.23%	9.25%	9.22%	8.95%	8.83%
Dividend Payout	29.81%	30.18%	29.38%	34.80%	46.36%
Net Charge-offs (Recoveries) to Average Loans	(0.01)%	0.10%	0.19%	0.43%	0.32%
Allowance for Loan Losses to Loans	1.03%	1.05%	1.29%	1.37%	1.45%
Net Interest Margin	3.76%	3.67%	3.74%	3.84%	3.98%

(1) Share and Per Share Data includes the dilutive effect of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. (the "Company"), is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. The Company, through its banking subsidiary German American Bancorp, operates 37 commercial and retail banking offices in 13 southern Indiana counties. The Company also owns a trust, brokerage, and financial planning subsidiary (German American Financial Advisors & Trust Company) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2012 through 2014 and its financial condition as of December 31, 2014 and 2013. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 15 to the Company’s consolidated financial statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

Any statements of management’s expectations and goals concerning the Company’s future operations and performance, and future financial condition, liquidity and capital resources that are set forth in the following Management Overview and in other sections of this Item 7 are forward-looking statements, and readers are cautioned that these forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that is expressed or implied by any forward-looking statement. This Item 7, as well as the discussions in Item 1 (“Business”) entitled “Forward-Looking Statements and Associated Risks” and in Item 1A (“Risk Factors”) (which discussions are incorporated in this Item 7 by reference) list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any such forward-looking statements.

MANAGEMENT OVERVIEW

The Company’s 2014 net income totaled $28,344,000, or $2.14 per diluted share, which was a record level of earnings for the Company and represented an 8% increase on a per share basis over the Company’s 2013 net income of $25,413,000, or $1.98 per diluted share. The Company’s return on average equity for 2014 was 13.2%, representing the tenth consecutive year the Company has achieved a double-digit return on equity.

The record earnings performance during 2014 was attributable to an increased level of net interest income, driven by a higher level of earning assets and an improved net interest margin, increased levels of non-interest income, and solid and improved asset quality. These positive impacts were partially mitigated by an increased level of non-interest expenses.

Net interest income improved by $5,822,000, or approximately 9%, during 2014 compared with 2013. The Company’s 2014 earnings were positively impacted by a $322,000, or 1%, increase in the level of non-interest income. The key drivers in the increased level of non-interest income was higher trust and investment product fees and increased insurance revenues. Non-interest expenses increased $2,808,000, or 5%, during 2014 compared with 2013. The increase in non-interest expenses was largely impacted by the inclusion of the United Commerce Bancorp operations which was acquired by the Company effective October 1, 2013, a new financial center in Columbus, Indiana, and the implementation of new digital banking systems.

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

During the third quarter of 2014, a modification was made to the Company’s standard methodology for calculating the allowance for loan losses. This modification centered on commercial and agricultural loans that are graded as substandard and was undertaken as a part of the Company’s annual update of its migration analysis utilized in the allowance for loan losses calculations. Prior to the third quarter of 2014, the allocation for substandard, non-impaired commercial and agricultural loans was based on evaluating the amount of potential loss of each individual credit relationship internally graded substandard. Beginning in the third quarter of 2014, the Company adjusted its methodology to assign allocations for substandard commercial and agricultural credits utilizing migration analysis techniques. The modification to the methodology during the third quarter of 2014 resulted in a decrease of $63,000 to the overall required loan loss allowance.

General allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical average for loan losses for these portfolios, judgmentally adjusted for economic, external and internal factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in experience, ability and depth of lending management and staff. In setting our external and internal factors we also consider the overall level of the allowance for loan losses to total loans; our allowance coverage as compared to similar size bank holding companies; and regulatory requirements.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of December 31, 2014, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $5,518,000 and gross unrealized gains totaled approximately $10,130,000.  As of December 31, 2014, held-to-maturity securities had a gross unrecognized gain of approximately $2,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2014 totaled $28,344,000 or $2.14 per diluted share, an increase of $2,931,000 or approximately 8% on a per share basis, from the year ended December 31, 2013 net income of $25,413,000 or $1.98 per diluted share. For 2014, the improvement in earnings was primarily attributable to an increased level of net interest income, driven by a higher level of earning assets and improved net interest margin.

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

Net interest income increased $5,822,000 or 9% (an increase of $6,672,000 or 9% on a tax-equivalent basis) during the year ended December 31, 2014 compared with 2013. The increased level of net interest income during 2014 compared with 2013 was driven by a higher level of earning assets and a higher net interest margin (expressed as a percentage of average earning assets).

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.76% during 2014 compared to 3.67% during 2013.  The yield on earning assets totaled 4.06% during 2014 compared to 4.04% in 2013 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.30% during 2014 compared to 0.37% in 2013.

The improvement of the net interest margin and net interest income in 2014 compared with 2013 was attributable to an increased level of average loans outstanding, improved securities yields and a decline in the Company’s cost of funds. Accretion of loan discounts on acquired loans contributed approximately 6 basis points to the net interest margin in 2014 and approximately 8 basis points in 2013.

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

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$14,056	$12	0.09%	$15,507	$30	0.19%	$44,999	$91	0.20%

Securities:
Taxable	493,144	10,409	2.11%	541,478	11,091	2.05%	547,949	12,946	2.36%
Non-taxable	131,962	6,721	5.09%	87,471	4,491	5.13%	71,961	3,743	5.20%
Total Loans and Leases (2)	1,406,000	65,896	4.69%	1,272,055	61,862	4.86%	1,147,891	61,951	5.40%

TOTAL INTEREST EARNING ASSETS	2,045,162	83,038	4.06%	1,916,511	77,474	4.04%	1,812,800	78,731	4.34%

Other Assets	141,287			136,170			137,594
Less: Allowance for Loan Losses	(15,688)			(15,445)			(16,271)

TOTAL ASSETS	$2,170,761			$2,037,236			$1,934,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$552,966	$724	0.13%	$534,095	$856	0.16%	$512,232	$972	0.19%
Savings Deposits and Money Market Accounts	485,277	570	0.12%	466,391	717	0.15%	435,475	792	0.18%
Time Deposits	336,269	2,834	0.84%	339,469	3,124	0.92%	357,193	5,194	1.45%
FHLB Advances and Other Borrowings	160,101	1,919	1.20%	136,569	2,458	1.80%	118,201	3,954	3.35%

TOTAL INTEREST-BEARING LIABILITIES	1,534,613	6,047	0.39%	1,476,524	7,155	0.48%	1,423,101	10,912	0.77%

Demand Deposit Accounts	408,836			355,841			313,812
Other Liabilities	12,816			15,182			20,003
TOTAL LIABILITIES	1,956,265			1,847,547			1,756,916

Shareholders’ Equity	214,496			189,689			177,207

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,170,761			$2,037,236			$1,934,123

COST OF FUNDS			0.30%			0.37%			0.60%

NET INTEREST INCOME		$76,991			$70,319			$67,819

NET INTEREST MARGIN			3.76%			3.67%			3.74%

(1)	Yields were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $2,036, $2,055 and $3,164 for 2014, 2013 and 2012, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2014 compared to 2013 Increase / (Decrease) Due to (1)			2013 compared to 2012 Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$(3)	$(15)	$(18)	$(57)	$(4)	$(61)
Taxable Securities	(1,013)	331	(682)	(151)	(1,704)	(1,855)
Non-taxable Securities	2,266	(36)	2,230	797	(49)	748
Loans and Leases	6,338	(2,304)	4,034	6,354	(6,443)	(89)
Total Interest Income	7,588	(2,024)	5,564	6,943	(8,200)	(1,257)

Interest Expense:
Savings and Interest-bearing Demand	58	(337)	(279)	94	(285)	(191)
Time Deposits	(29)	(261)	(290)	(247)	(1,823)	(2,070)
FHLB Advances and Other Borrowings	375	(914)	(539)	543	(2,039)	(1,496)
Total Interest Expense	404	(1,512)	(1,108)	390	(4,147)	(3,757)

Net Interest Income	$7,184	$(512)	$6,672	$6,553	$(4,053)	$2,500

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $150,000, $350,000, and $2,412,000 in 2014, 2013, and 2012, respectively.

During 2014, the provision for loan loss represented approximately 1 basis point of average outstanding loans while the Company realized net recoveries of approximately 1 basis point of average outstanding loans. During 2013, the provision for loan loss represented approximately 3 basis points of average outstanding loans while net charge-offs represented 10 basis points of average loans outstanding loans.

The Company’s allowance for loan losses represented 1.03% of total loans at year-end 2014 compared with 1.05% at year-end 2013. Under acquisition accounting, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.

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

NON-INTEREST INCOME

During 2014, non-interest income increased $322,000 or 1% compared with 2013 and during 2013 increased $1,804,000 or 8% compared with 2012.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2014	2013	2012	2014	2013
Trust and Investment Product Fees	$3,675	$3,358	$2,657	9%	26%
Service Charges on Deposit Accounts	4,829	4,144	4,076	17	2
Insurance Revenues	7,255	6,217	5,524	17	13
Company Owned Life Insurance	826	965	974	(14)	(1)
Interchange Fee Income	1,961	1,854	1,724	6	8
Other Operating Income	2,018	2,003	1,955	1	2
Subtotal	20,564	18,541	16,910	11	10
Net Gains on Sales of Loans	1,892	2,645	3,234	(28)	(18)
Net Gain on Securities	1,481	2,429	1,667	(39)	46
TOTAL NON-INTEREST INCOME	$23,937	$23,615	$21,811	1	8

Trust and investment product fees increased $317,000, or 9%, during 2014 compared with 2013 following an increase of $701,000, or 26%, during 2013 compared with 2012. The increase during 2014 compared to 2013 was attributable to a 19% increase in retail brokerage revenues. The increase during 2013 compared to 2012 was attributable to a 35% increase in trust revenues and a 19% increase in brokerage revenues. Service charges on deposit accounts increased $685,000 or 17%, during 2014 compared with 2013.

Insurance revenues increased approximately $1,038,000, or 17%, during 2014 as compared to 2013 as a result of increased contingency revenue and increased commercial insurance revenue. Contingency revenue totaled $1,049,000 in 2014 compared with $246,000 during 2013. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Insurance revenues increased $693,000, or 13%, during 2013 as compared to 2012 primarily as a result of increased commercial insurance revenue and to a lesser extent increased contingency revenue. Contingency revenue totaled $246,000 during 2013 compared to $88,000 in 2012.

Net gains on sales of loans decreased $753,000, or 28%, during 2014 compared with 2013. Net gain on sales of residential loans decreased $589,000, or 18%, during 2013 compared with 2012. Loan sales for 2014, 2013, and 2012 totaled $99.4 million, $166.6 million, and $186.8 million, respectively.

During 2014, the Company realized net gains on the sale of securities of $1,481,000 related to the sale of approximately $58.7 million of securities. During 2013, the Company realized net gains on the sale of securities of $2,429,000 related to the sale of $90.5 million of securities. Included in the gain during 2013 was a $343,000 gain the Company realized related to the acquisition accounting treatment of the existing equity ownership position the Company held in United Commerce at the time of acquisition. During 2012, the Company realized net gains on the sale of securities of $1,667,000 related to the sale of approximately $94.3 million of securities.

NON-INTEREST EXPENSE

During 2014, non-interest expense increased $2,808,000, or 5%, compared with 2013. During 2013, non-interest expense increased $3,982,000, or 8% compared with 2012.

				% Change From
Non-interest Expense (dollars in thousands)	Years Ended December 31,			Prior Year
	2014	2013	2012	2014	2013
Salaries and Employee Benefits	$32,710	$31,482	$29,086	4%	8%
Occupancy, Furniture and Equipment Expense	7,047	6,443	6,256	9	3
FDIC Premiums	1,113	1,050	1,116	6	(6)
Data Processing Fees	3,675	3,133	1,879	17	67
Professional Fees	2,294	2,577	2,247	(11)	15
Advertising and Promotion	1,977	1,863	1,714	6	9
Intangible Amortization	1,254	1,416	1,655	(11)	(14)
Other Operating Expenses	7,643	6,941	6,970	10	n/m (1)
TOTAL NON-INTEREST EXPENSE	$57,713	$54,905	$50,923	5	8

(1)	n/m = not meaningful

Salaries and benefits increased $1,228,000, or 4%, during 2014 compared with 2013. The increase in salaries and benefits during 2014 compared with 2013 was primarily the result of an increased number of full-time equivalent employees due in part to the acquisition of United Commerce Bancorp. Salaries and employee benefits increased $2,396,000, or 8%, during 2013 compared with 2012. The increase was primarily the result of an increased number of full-time equivalent employees due in part to an increased number of banking locations including the acquisition of United Commerce, increased costs related to the Company’s health insurance plan, and the termination of a frozen defined benefit pension plan.

Occupancy, furniture and equipment expense increased $604,000, or 9%, in 2014 compared with 2013. The increase was related to a larger number of banking offices driven by the acquisition of United Commerce Bancorp and a new banking location in Columbus. Occupancy, furniture and equipment expense increased $187,000, or approximately 3%, during 2013 compared with 2012.

Data processing fees increased $542,000, or 17%, during 2014 compared with 2013. The increase was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms late in the fourth quarter of 2013 and in the first quarter of 2014. Data processing fees increased $1,254,000, or 67%, during 2013 compared with 2012. The increase was primarily attributable to the additional data processing fees incurred by the acquisition of United Commerce as well as the resolution of a data processing contractual dispute that reversed during 2012 which was related to the acquisition of American Community Bancorp.

Professional fees decreased $283,000, or 11%, during 2014 compared with 2013 following an increase of $330,000, or 15%, during 2013 compared with 2012. Professional fees in 2013 were elevated related to professional fees associated with the acquisition of United Commerce Bancorp and fees associated with the Company’s review of its overall operating effectiveness and efficiency. These fees in 2013 resulted in the decline in overall professional fees when compared to 2014 and the increase when compared to 2012.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 29.9%, 31.1%, and 30.7%, respectively, in 2014, 2013, and 2012. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects and investments in new market tax credit projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

The Company and its affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized, although these terms are not used to represent overall financial condition. The Company and its affiliate bank at year-end 2014 were categorized as well-capitalized as that term is defined by applicable regulations. See Note 8 to the Company’s consolidated financial statements included in Item 8 of this Report for actual and required capital ratios and for additional information regarding capital adequacy.

In July 2013, the two federal banking regulatory agencies that have authority to regulate the Company’s capital resources and capital structure (the Board of Governors of the Federal Reserve System ("FRB") and Federal Deposit Insurance Corporation ("FDIC")) took action to finalize the application to the United States banking industry of new regulatory capital requirements that are established by the international banking framework commonly referred to as “Basel III” and to implement certain other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules make significant changes to the U.S. bank regulatory capital framework, and generally increase capital requirements for banking organizations. Although the Company believes that these new rules, as they are phased in over a multi-year period commencing January 1, 2015, will in general increase the amount of capital that the Company and the Bank may be required to maintain, the Company does not presently expect (subject to cautionary factors set forth in this Report under Item 1 ("Business") entitled "Forward-Looking Statements and Associated Risks" and in Item 1A ("Risk Factors")) that any materially burdensome compliance efforts with these final capital rules will be required of the Company. For additional information, also see the discussion in this Report under Item 1 - Business - Regulation and Supervision.

As of December 31, 2014, shareholders’ equity increased by $28.7 million to $228.8 million compared with $200.1 million at year-end 2013. The increase in shareholders’ equity was primarily attributable to an increase of $19.9 million in retained earnings and an increase of $8.2 million in accumulated other comprehensive income primarily related to an increase in the fair value of the Company’s available-for-sale securities portfolio. Shareholders’ equity represented 10.2% of total assets at December 31, 2014 and 9.3% of total assets at December 31, 2013. Shareholders’ equity included $22.6 million of goodwill and other intangible assets at year-end 2014 compared to $23.9 million of goodwill and other intangible assets at December 31, 2013.

USES OF FUNDS

LOANS

December 31, 2014 loans outstanding increased $66.8 million, or 5% from year-end 2013. The increase in loans during 2014 was broad based but was primarily attributable to commercial and industrial loans and agricultural loans and with growth occurring across virtually the entire market area of the Company. Commercial and industrial loans increased $29.1 million, or 8%, commercial real estate loans increased $1.0 million, or less than 1%, agricultural loans increased $23.9 million, or 12%, consumer loans increased $4.2 million, or 3%, and residential mortgage loans increased $8.5 million or 7%.

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

The composition of the loan portfolio has remained relatively stable and diversified over the past several years including 2014. The portfolio is most heavily concentrated in commercial real estate loans at 40% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate was limited to 20% of the total loan portfolio at year-end 2014. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company has only limited exposure in construction and development lending with this segment representing approximately 2% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Commercial and Industrial Loans and Leases	$380,079	$350,955	$335,373	$293,172	$218,443
Commercial Real Estate Loans	583,086	582,066	488,496	452,071	339,555
Agricultural Loans	216,774	192,880	179,906	167,693	165,166
Home Equity and Consumer Loans	134,847	130,628	115,540	124,479	118,244
Residential Mortgage Loans	137,204	128,683	88,586	86,134	77,310
Total Loans	1,451,990	1,385,212	1,207,901	1,123,549	918,718
Less: Unearned Income	(4,008)	(2,830)	(3,035)	(2,556)	(1,482)
Subtotal	1,447,982	1,382,382	1,204,866	1,120,993	917,236
Less: Allowance for Loan Losses	(14,929)	(14,584)	(15,520)	(15,312)	(13,317)
Loans, Net	$1,433,053	$1,367,798	$1,189,346	$1,105,681	$903,919

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	26%	25%	28%	26%	24%
Commercial Real Estate Loans	40%	42%	40%	40%	37%
Agricultural Loans	15%	14%	15%	15%	18%
Home Equity and Consumer Loans	9%	10%	10%	11%	13%
Residential Mortgage Loans	10%	9%	7%	8%	8%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis. These out-of-market credits include participations that the Company may purchase from time to time in loans that are primarily originated by banks in which the Company owns (or previously owned) non-controlling common stock investments.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2014, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$505,453	$582,614	$91,872	$1,179,939

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$165,346	$509,140

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2014	%	2013	%	2012	%

Federal Funds Sold and Other Short-term Investments	$8,965	2%	$22,762	3%	$7,463	1%
U.S. Treasury and Agency Securities	20,000	3	20,000	3	23,570	4
Obligations of State and Political Subdivisions	147,505	23	112,276	18	71,698	13
Mortgage-backed Securities - Residential	458,709	72	481,724	76	475,452	82
Equity Securities	353	n/m (1)	353	n/m (1)	684	n/m (1)
Total Securities Portfolio	$635,532	100%	$637,115	100%	$578,867	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, decreased $1.6 million at year-end 2014 compared with year-end 2013 and increased $58.2 million at year-end 2013 compared with year-end 2012. The largest concentration in the investment portfolio continues to be in mortgage related securities representing 72% of the total securities portfolio at December 31, 2014. The Company’s level of obligations of state and political subdivisions increased to $147.5 million or 23% of the portfolio at December 31, 2014.

Investment Securities, at Carrying Value
(dollars in thousands)

	December 31,
Securities Held-to-Maturity	2014	2013	2012
Obligations of State and Political Subdivisions	$184	$268	$346

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$19,561	$18,952	$23,472
Obligations of State and Political Subdivisions	153,777	113,497	76,485
Mortgage-backed Securities - Residential	457,304	473,230	486,912
Equity Securities	353	353	733
Subtotal of Securities Available-for-Sale	630,995	606,032	587,602
Total Securities	$631,179	$606,300	$587,948

The Company’s $631.0 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of both available for sale and held to maturity debt securities at December 31, 2014 are shown in the following table by expected maturity. Mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2014
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and Agency Securities	$—	N/A	$10,000	1.20%	$10,000	1.40%	$—	N/A
Obligations of State and Political Subdivisions	3,768	3.25%	8,145	4.01%	62,853	5.10%	72,739	5.26%
Mortgage-backed Securities - Residential	8,324	3.22%	404,080	2.13%	46,305	2.54%	—	N/A

Total Securities	$12,092	3.23%	$422,225	2.14%	$119,158	3.79%	$72,739	5.26%

A tax-equivalent adjustment using a tax rate of 35 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2014. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”), parent company term debt, and junior subordinated debentures assumed as a part of the American Community Bancorp, Inc. acquisition which was completed in 2011, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Borrowings	$60,618	$44,042	$794	$10,057	$5,725
Time Deposits	333,425	202,747	110,004	20,674	—
Capital Lease Obligation	8,746	524	1,048	1,048	6,126
Operating Lease Commitments	3,202	612	875	344	1,371
Total Contractual Obligations	$405,991	$247,925	$112,721	$32,123	$13,222

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2014	2013	2012	2014	2013
Demand Deposits
Non-interest-bearing	$408,836	$355,841	$313,812	15%	13%
Interest-bearing	552,966	534,095	512,232	4	4
Savings Deposits	150,773	134,283	116,515	12	15
Money Market Accounts	334,504	332,108	318,960	1	4
Other Time Deposits	210,294	223,239	255,722	(6)	(13)
Total Core Deposits	1,657,373	1,579,566	1,517,241	5	4
Certificates of Deposits of $100,000 or more and Brokered Deposits	125,975	116,230	101,471	8	15
FHLB Advances and Other Borrowings	160,101	136,569	118,201	17	16
Total Funding Sources	$1,943,449	$1,832,365	$1,736,913	6	5

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 Thru 6 Months	6 Thru 12 Months	Over 12 Months	Total
December 31, 2014	$45,042	$33,957	$27,604	$27,906	$134,509

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $77.8 million, or 5%, during 2014 following a $62.3 million, or 4%, increase during 2013. During 2014, the most significant contributor to the increase level of core deposits was the acquisition of United Community Bancorp, which occurred in the fourth quarter of 2013. During 2013 compared to 2012, the increase in average core deposits came from across the Company’s branch network and market areas.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 85% of average total funding sources during 2014 compared with 86% during 2013 and 87% during 2012.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 7% during 2014 following 8% growth during 2013. Average demand, savings, and money market deposits totaled $1.447 billion or 87% of core deposits (74% of total funding sources) in 2014 compared with $1.356 billion or 86% of core deposits (74% of total funding sources) in 2013 and $1.262 billion or 83% of core deposits (73% of total funding sources) in 2012.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits decreased by 6% during 2014 following a decline of 13% during 2013. Other time deposits comprised 13% of core deposits in 2014, 14% in 2013 and 17% in 2012.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds increased $23.5 million, or 17%, during 2014 following an increase of $18.4 million, or 16%, during 2013. Borrowings comprised approximately 8% of average total funding sources during 2014 compared with 7% of average total funding sources in 2013 and 2012.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $9.7 million, or 8% during 2014 following an increase of $14.8 million, or 15% during 2013. Large certificates and brokered deposits comprised approximately 7% of average total funding sources in 2014 compared with 6% in 2013 and 2012. This type of funding is used as both long-term and short-term funding sources.

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

At year-end 2014, the Company had an outstanding credit facility pursuant to which the parent company was obligated for a term loan made to the parent company in January 2013 in the original principal amount of $10 million, of which $4 million was outstanding as of year-end 2014. The remaining $4 million principal amount of the term loan (which may be prepaid at any time without premium or penalty), is due on or before the maturity of the Term Note on December 31, 2015. Interest is payable quarterly at a floating rate based upon 90-day LIBOR plus a margin.

The Company also has a $10 million revolving line of credit with the same lender that will mature on December 29, 2015. Borrowings are available for general working capital purposes from time to time; no borrowings have yet been made under the revolving line of credit. Quarterly interest payments calculated at the same floating rate as then in effect for the Term Note will be payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2014.

Effective January 1, 2011, and as a result of the acquisition of American Community Bancorp, Inc., the Company assumed long-term debt obligations of American Community in the form of two junior subordinated debentures issued by American Community in the aggregate unpaid principal amount of approximately $8.3 million. The junior subordinated debentures were issued to certain statutory trusts established by American Community (in support of related issuances of trust preferred securities issued by those trusts) and both mature in single installments of principal payable in 2035, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2014 approximately $5.0 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

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

Allowance for Loan Losses (dollars in thousands)	Years Ended December 31,
	2014	2013	2012	2011	2010

Balance of Allowance for Possible Losses at Beginning of Period	$14,584	$15,520	$15,312	$13,317	$11,016

Loans Charged-off:
Commercial and Industrial Loans	199	503	162	1,513	345
Commercial Real Estate Loans	329	538	1,789	2,604	2,842
Agricultural Loans	—	—	—	—	44
Home Equity and Consumer Loans	370	607	380	575	465
Residential Mortgage Loans	117	24	199	497	518
Total Loans Charged-off	1,015	1,672	2,530	5,189	4,214

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans	111	128	74	98	24
Commercial Real Estate Loans	863	102	97	139	1,089
Agricultural Loans	—	—	—	—	—
Home Equity and Consumer Loans	215	148	125	131	171
Residential Mortgage Loans	21	8	30	16	6
Total Recoveries	1,210	386	326	384	1,290

Net Loans Recovered (Charged-off)	195	(1,286)	(2,204)	(4,805)	(2,924)
Additions to Allowance Charged to Expense	150	350	2,412	6,800	5,225
Balance at End of Period	$14,929	$14,584	$15,520	$15,312	$13,317

Net Charge-offs (Recoveries) to Average Loans Outstanding	(0.01)%	0.10%	0.19%	0.43%	0.32%
Provision for Loan Losses to Average Loans Outstanding	0.01%	0.03%	0.21%	0.61%	0.58%
Allowance for Loan Losses to Total Loans at Year-end	1.03%	1.05%	1.29%	1.37%	1.45%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

Commercial and Industrial Loans	$4,627	$3,983	$4,555	$3,493	$3,713
Commercial Real Estate Loans	7,273	8,335	8,931	9,297	7,497
Agricultural Loans	1,123	946	989	926	750
Home Equity and Consumer Loans	600	427	355	448	582
Residential Mortgage Loans	622	281	186	402	543
Unallocated	684	612	504	746	232

Total Allowance for Loan Losses	$14,929	$14,584	$15,520	$15,312	$13,317

The Company’s allowance for loan losses totaled $14.9 million at December 31, 2014 representing an increase of $345,000 or 2% compared with year-end 2013. The significant contributing factors that led to the increase of the allowance for loan losses included a net recovery of previously charged off loans during 2014.

The allowance for loan losses represented 1.03% of period end loans at December 31, 2014 compared with 1.05% at December 31, 2013. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $4.1 million as of December 31, 2014 and $5.9 million at year-end 2013.

The allowance for loan loss at year-end 2014 represented 244% of non-performing loans compared to 174% at year-end 2013. Net recoveries totaled $195,000 or 0.01% of average loans during 2014 compared with net charge-offs of $1.3 million or 0.10% of average loans outstanding during 2013.

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

Non-performing Assets	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010

Non-accrual Loans	$5,970	$8,378	$10,357	$17,857	$10,150
Past Due Loans (90 days or more)	140	8	—	—	671
Total Non-performing Loans	6,110	8,386	10,357	17,857	10,821
Other Real Estate	356	1,029	1,645	2,343	2,095
Total Non-performing Assets	$6,466	$9,415	$12,002	$20,200	$12,916

Restructured Loans	$2,726	$2,418	$362	$409	$396

Non-performing Loans to Total Loans	0.42%	0.61%	0.86%	1.59%	1.18%

Allowance for Loan Losses to Non-performing Loans	244.34%	173.91%	149.85%	85.75%	123.07%

Non-performing assets totaled $6.5 million or 0.29% of total assets at December 31, 2014 compared to $9.4 million or 0.44% of total assets at December 31, 2013. Non-performing loans totaled $6.1 million or 0.42% of total loans at December 31, 2014 representing a $2.3 million, or 27%, decline in non-performing loans compared to the $8.4 million of non-performing loans at December 31, 2013.

Non-accrual commercial real estate loans totaled $3.5 million at December 31, 2014 representing a decline of $3.2 million, or 48%, from the $6.7 million of non-accrual commercial real estate loans at year-end 2013. Non-accrual commercial real estate loans represented 58% of the total non-performing loans at December 31, 2014 compared to 79% of total non-performing loans at year-end 2013. There were no non-accrual agricultural loans at December 31, 2014 or December 31, 2013. Non-accrual commercial and industrial loans, non-accrual home equity loans and non-accrual consumer loans each represented less than 4% of the total non-performing loans at December 31, 2014 and December 31, 2013. Non-accrual residential mortgage loans totaled $1.9 million at December 31, 2014 representing an increase of $.6 million from the $1.3 million at year-end 2013. Non-accrual residential mortgage loans represented 32% of the total non-performing loans at December 31, 2014 compared to 16% of total non-performing loans at year-end 2013.

At December 31, 2014 there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.8 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2013. The borrower has made all contractual payments due during 2014 and the principal balance of this relationship was reduced by $91,000 during 2014.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2014 or 2013. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $1,154,000 at December 31, 2014 compared with $1,705,000 at December 31, 2013. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 19% of total non-performing loans at December 31, 2014 compared with approximately 20% of total non-performing loans at December 31, 2013.

Past due purchased loans with evidence of credit deterioration since origination totaled $648,000 at December 31, 2014 and $1,250,000 at year-end 2013. Past due purchased loans with evidence of credit deterioration since origination represented approximately 9% of total past due loans at December 31, 2014 and approximately 16% of total past due loans at year-end 2013.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $4.4 million at December 31, 2014 compared with $9.0 million at December 31, 2013. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 16% of total adversely classified loans at December 31, 2014 compared with approximately 25% of total adversely classified loans at year-end 2013.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment, including purchase credit impaired loans, totaled $6.3 million at December 31, 2014. For additional detail on impaired loans, see Note 4 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-accrual loans for 2014 was $374,000. The gross interest income that would have been recognized in 2014 on non-performing loans if the loans had been current in accordance with their original terms was $532,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

The following table provides an assessment of the risk to NPV in the event of sudden and sustained 1% and 2% increases and decreases in prevailing interest rates. The table indicates that as of December 31, 2014 the Company’s estimated NPV might be expected to decrease under either an increase or decrease of 2% in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2014

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets

Changes in Rates	Amount	% Change	NPV Ratio	Change
+2%	$251,323	(10.22)%	11.93%	(73)	b.p.
+1%	266,319	(4.86)%	12.34%	(32)	b.p.
Base	279,929	—	12.66%	—
-1%	250,852	(10.39)%	11.19%	(147)	b.p.
-2%	206,158	(26.35)%	9.13%	(353)	b.p.

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
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Indianapolis, Indiana
March 9, 2015

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2014	2013
ASSETS
Cash and Due from Banks	$33,481	$37,370
Federal Funds Sold and Other Short-term Investments	8,965	22,762

Cash and Cash Equivalents	42,446	60,132

Interest-bearing Time Deposits with Banks	100	100
Securities Available-for-Sale, at Fair Value	630,995	606,032
Securities Held-to-Maturity, at Cost (Fair value of $186 and $271 on December 31, 2014 and 2013, respectively)	184	268

Loans Held-for-Sale, at Fair Value	6,311	9,265

Loans	1,451,990	1,385,212
Less: Unearned Income	(4,008)	(2,830)
Allowance for Loan Losses	(14,929)	(14,584)
Loans, Net	1,433,053	1,367,798

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	7,040	9,004
Premises, Furniture and Equipment, Net	39,930	40,430
Other Real Estate	356	1,029
Goodwill	20,536	20,536
Intangible Assets	2,074	3,328
Company Owned Life Insurance	32,043	31,178
Accrued Interest Receivable and Other Assets	22,031	14,727

TOTAL ASSETS	$2,237,099	$2,163,827

LIABILITIES
Non-interest-bearing Demand Deposits	$428,016	$400,024
Interest-bearing Demand, Savings, and Money Market Accounts	1,018,320	1,063,098
Time Deposits	333,425	349,034

Total Deposits	1,779,761	1,812,156

FHLB Advances and Other Borrowings	206,064	140,770
Accrued Interest Payable and Other Liabilities	22,450	10,804

TOTAL LIABILITIES	2,008,275	1,963,730

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,216	13,174
Additional Paid-in Capital	108,660	108,022
Retained Earnings	104,058	84,164
Accumulated Other Comprehensive Income (Loss)	2,890	(5,263)

TOTAL SHAREHOLDERS’ EQUITY	228,824	200,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,237,099	$2,163,827

End of period shares issued and outstanding	13,215,800	13,173,793

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2014	2013	2012
INTEREST INCOME

Interest and Fees on Loans	$65,597	$61,632	$61,691
Interest on Federal Funds Sold and Other Short-term Investments	12	30	91
Interest and Dividends on Securities:
Taxable	10,409	11,091	12,946
Non-taxable	4,368	2,919	2,432

TOTAL INTEREST INCOME	80,386	75,672	77,160

INTEREST EXPENSE

Interest on Deposits	4,128	4,697	6,958
Interest on FHLB Advances and Other Borrowings	1,919	2,458	3,954

TOTAL INTEREST EXPENSE	6,047	7,155	10,912

NET INTEREST INCOME	74,339	68,517	66,248

Provision for Loan Losses	150	350	2,412

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,189	68,167	63,836

NON-INTEREST INCOME

Trust and Investment Product Fees	3,675	3,358	2,657
Service Charges on Deposit Accounts	4,829	4,144	4,076
Insurance Revenues	7,255	6,217	5,524
Company Owned Life Insurance	826	965	974
Interchange Fee Income	1,961	1,854	1,724
Other Operating Income	2,018	2,003	1,955
Net Gains on Sales of Loans	1,892	2,645	3,234
Net Gains on Securities	1,481	2,429	1,667

TOTAL NON-INTEREST INCOME	23,937	23,615	21,811

NON-INTEREST EXPENSE
Salaries and Employee Benefits	32,710	31,482	29,086
Occupancy Expense	5,094	4,545	4,277
Furniture and Equipment Expense	1,953	1,898	1,979
FDIC Premiums	1,113	1,050	1,116
Data Processing Fees	3,675	3,133	1,879
Professional Fees	2,294	2,577	2,247
Advertising and Promotion	1,977	1,863	1,714
Intangible Amortization	1,254	1,416	1,655
Other Operating Expenses	7,643	6,941	6,970

TOTAL NON-INTEREST EXPENSE	57,713	54,905	50,923

Income before Income Taxes	40,413	36,877	34,724
Income Tax Expense	12,069	11,464	10,669

NET INCOME	$28,344	$25,413	$24,055

Basic Earnings per Share	$2.15	$1.99	$1.91
Diluted Earnings per Share	$2.14	$1.98	$1.90
See accompanying notes to the consolidated financial statements

Consolidated Statements of Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2014	2013	2012

NET INCOME	$28,344	$25,413	$24,055

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	14,146	(22,169)	1,495
Reclassification Adjustment for (Gains) Losses Included in Net Income	(1,481)	(2,429)	(1,667)
Tax Effect	(4,476)	8,724	48
Net of Tax	8,189	(15,874)	(124)
Defined Benefit Pension Plans
Net Gain (Loss) Arising During the Period	—	749	(155)
Reclassification Adjustment for Amortization of Prior Service Cost and Net (Gain) Loss Included in Net Periodic Pension Cost	—	(373)	78
Tax Effect	—	(145)	30
Net of Tax	—	231	(47)
Postretirement Benefit Obligation
Net Gain (Loss) Arising During the Period	(96)	80	(79)
Reclassification Adjustment for Amortization of Prior Service Cost and Net (Gain) Loss Included in Net Periodic Pension Cost	50	(37)	42
Tax Effect	10	(14)	16
Net of Tax	(36)	29	(21)

Total Other Comprehensive Income (Loss)	8,153	(15,614)	(192)

COMPREHENSIVE INCOME	$36,497	$9,799	$23,863

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2012	12,594,258	$12,594	$95,039	$49,434	$10,543	$167,610

Net Income				24,055		24,055
Other Comprehensive Income (Loss)					(192)	(192)
Cash Dividends ($.56 per share)				(7,068)		(7,068)
Issuance of Common Stock for:
Exercise of Stock Options	7,278	8	29			37
Restricted Share Grants	35,120	35	593			628
Employee Stock Purchase Plan			(67)			(67)
Income Tax Benefit From Restricted Share Grant			23			23

Balances, December 31, 2012	12,636,656	12,637	95,617	66,421	10,351	185,026

Net Income				25,413		25,413
Other Comprehensive Income (Loss)					(15,614)	(15,614)
Cash Dividends ($.60 per share)				(7,670)		(7,670)
Issuance of Common Stock for:
Exercise of Stock Options	1,999	2	18			20
Acquisition of United Commerce Bancorp	502,560	503	12,071			12,574
Restricted Share Grants	32,578	32	297			329
Employee Stock Purchase Plan			(9)			(9)
Income Tax Benefit From Restricted Share Grant			28			28

Balances, December 31, 2013	13,173,793	13,174	108,022	84,164	(5,263)	200,097

Net Income				28,344		28,344
Other Comprehensive Income (Loss)					8,153	8,153
Cash Dividends ($.64 per share)				(8,450)		(8,450)
Issuance of Common Stock for:
Exercise of Stock Options	6,640	7	43			50
Restricted Share Grants	35,367	35	592			627
Employee Stock Purchase Plan			(37)			(37)
Income Tax Benefit From Restricted Share Grant			40			40

Balances, December 31, 2014	13,215,800	$13,216	$108,660	$104,058	$2,890	$228,824

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013	2012
Net Income	$28,344	$25,413	$24,055
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,025	2,875	4,567
Depreciation and Amortization	4,810	4,461	4,688
Loans Originated for Sale	(96,760)	(158,845)	(181,993)
Proceeds from Sales of Loans Held-for-Sale	101,608	169,242	189,984
Provision for Loan Losses	150	350	2,412
Gain on Sale of Loans, net	(1,892)	(2,645)	(3,234)
Gain on Securities, net	(1,481)	(2,429)	(1,667)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(58)	291	(221)
Loss (Gain) on Disposition and Impairment of Premises and Equipment	93	(70)	(1)
Post Retirement Medical Benefit	29	17	31
Increase in Cash Surrender Value of Company Owned Life Insurance	(865)	(955)	(960)
Equity Based Compensation	627	329	628
Excess Tax Benefit from Restricted Share Grant	(40)	(28)	(23)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(10,119)	6,016	3,433
Interest Payable and Other Liabilities	9,957	(2,376)	298
Net Cash from Operating Activities	36,428	41,646	41,997

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	2,690	3,236
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	78,735	136,173	143,253
Proceeds from Sales of Securities Available-for-Sale	60,164	162,344	92,344
Purchase of Securities Available-for-Sale	(151,740)	(271,218)	(312,063)
Proceeds from Maturities of Securities Held-to-Maturity	84	78	344
Proceeds from Redemption of Federal Home Loan Bank Stock	1,964	—	—
Purchase of Loans	(8,132)	(744)	—
Proceeds from Sales of Loans	—	3,250	9,560
Loans Made to Customers, net of Payments Received	(58,587)	(102,722)	(98,620)
Proceeds from Sales of Other Real Estate	2,045	2,081	3,899
Property and Equipment Expenditures	(3,053)	(3,659)	(3,617)
Proceeds from Sales of Property and Equipment	23	88	1
Acquire Capitalized Lease	—	(1,455)	—
Acquisition of United Commerce Bank	—	5,858	—
Net Cash from Investing Activities	(78,497)	(67,236)	(161,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(32,364)	64,645	84,779
Change in Short-term Borrowings	87,940	(18,000)	31,515
Advances in Long-term Debt	20,321	47,000	20,000
Repayments of Long-term Debt	(43,117)	(49,379)	(21,569)
Issuance of Common Stock	50	20	37
Income Tax Benefit from Restricted Share Grant	40	28	23
Employee Stock Purchase Plan	(37)	(9)	(67)
Dividends Paid	(8,450)	(7,670)	(7,068)
Net Cash from Financing Activities	24,383	36,635	107,650

Net Change in Cash and Cash Equivalents	(17,686)	11,045	(12,016)
Cash and Cash Equivalents at Beginning of Year	60,132	49,087	61,103
Cash and Cash Equivalents at End of Year	$42,446	$60,132	$49,087

Cash Paid During the Year for
Interest	$6,071	$7,653	$11,521
Income Taxes	11,267	10,268	8,990

Supplemental Non Cash Disclosures (See Note 17 for Business Combinations)
Loans Transferred to Other Real Estate	$1,314	$851	$2,980
Securities Transferred to Accounts Receivable	—	—	45,803
Accounts Receivable Transferred to Securities	—	(45,803)	(43,167)
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
German American Bancorp, Inc. operations are primarily comprised of three business segments: core banking, trust and investment advisory services, and insurance operations. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and risk classifications and is based on the actual loss history experienced by the Company. The Company assigns allocations for substandard and special mention commercial and agricultural credits as well as other categories of loans based on migration analysis techniques. This actual loss experience is supplemented with other external and internal factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Loans and Retail Loans. Commercial Loans have been classified according to the following risk characteristics: Commercial and Industrial Loans and Leases, Commercial Real Estate, and Agricultural Loans. Commercial and Industrial loans are primarily based on the cash flows of the business operations and secured by assets being financed and other assets such as accounts receivable and inventory. Commercial Real Estate Loans and Agricultural Loans are primarily based on cash flow of the borrower and their business and further secured by real estate. All types of commercial and agricultural (real estate secured and non-real estate) may also come with personal guarantees of the borrowers and business owners. Retail Loans have been classified according to the following risk characteristics: Home Equity Loans, Consumer Loans and Residential Mortgage Loans. Retail loans are generally dependent on personal income of the customer, and repayment is dependent on borrower’s personal cash flow and employment status which can be affected by general economic conditions. Additionally, collateral values may fluctuate based on the impact of economic conditions on residential real estate values and other consumer type assets such as automobiles.

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

Restrictions on Cash
At December 31, 2014 and 2013, respectively, the Company was required to have $7,273 and $7,431 on deposit with the Federal Reserve, or as cash on hand.

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

New Accounting Pronouncements
In January 2014, the FASB amended existing guidance (ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects) to eliminate the effective yield election and to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional method if certain conditions are met. This amendment will become effective for the Company for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material effect on the Company's consolidated results of operations or financial condition.

In May 2014, the FASB amended existing guidance (ASU No. 2014-09 Revenue From Contracts With Customers (Topic 606)) related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this new accounting standard on the Company's consolidated results of operations and financial condition.

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2014
U.S. Treasury and Agency Securities	$20,000	$—	$(439)	$19,561
Obligations of State and Political Subdivisions	147,321	6,515	(59)	153,777
Mortgage-backed Securities – Residential	458,709	3,615	(5,020)	457,304
Equity Securities	353	—	—	353
Total	$626,383	$10,130	$(5,518)	$630,995

2013
U.S. Treasury and Agency Securities	$20,000	$—	$(1,048)	$18,952
Obligations of State and Political Subdivisions	112,008	2,388	(899)	113,497
Mortgage-backed Securities - Residential	481,724	3,497	(11,991)	473,230
Equity Securities	353	—	—	353
Total	$614,085	$5,885	$(13,938)	$606,032

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2014
Obligations of State and Political Subdivisions	$184	$2	$—	$186

2013
Obligations of State and Political Subdivisions	$268	$3	$—	$271

The amortized cost and fair value of Securities at December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$3,768	$3,815
Due after one year through five years	17,960	17,895
Due after five years through ten years	72,853	75,597
Due after ten years	72,740	76,031
Mortgage-backed Securities - Residential	458,709	457,304
Equity Securities	353	353
Total	$626,383	$630,995

	Carrying Amount	Fair Value
Securities Held-to-Maturity:
Due in one year or less	$—	$—
Due after one year through five years	184	186
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$184	$186

Proceeds from the Sales of Securities are summarized below:

	2014	2013	2012
	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$60,164	$162,344	$92,344
Gross Gains on Sales	1,481	2,086	1,667

Income Taxes on Gross Gains	518	730	583

The Company held a minority interest in United Commerce Bancorp prior to the acquisition on October 1, 2013. For the year ended December 31, 2013, the Company recognized a gain of $343 on the stock held of United Commerce Bancorp as a result of the acquisition.

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $137,193 and $141,240 as of December 31, 2014 and 2013, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Below is a summary of securities with unrealized losses as of year-end 2014 and 2013, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
At December 31, 2014
U.S. Treasury and Agency Securities	$—	$—	$19,561	$(439)	$19,561	$(439)
Obligations of State and Political Subdivisions	3,765	(25)	4,298	(34)	8,063	(59)
Mortgage-backed Securities - Residential	26,606	(191)	209,679	(4,829)	236,285	(5,020)
Equity Securities	—	—	—	—	—	—
Total	$30,371	$(216)	$233,538	$(5,302)	$263,909	$(5,518)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
At December 31, 2013
U.S. Treasury and Agency Securities	$18,952	$(1,048)	$—	$—	$18,952	$(1,048)
Obligations of State and Political Subdivisions	38,878	(899)	—	—	38,878	(899)
Mortgage-backed Securities - Residential	346,028	(11,903)	1,735	(88)	347,763	(11,991)
Equity Securities	—	—	—	—	—	—
Total	$403,858	$(13,850)	$1,735	$(88)	$405,593	$(13,938)

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

The Company’s equity securities consist of non-controlling investments in other banking organizations. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. At December 31, 2014 and 2013, none of the Company’s equity securities had an unrealized loss.

NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $23.1 million at December 31, 2014 and $17.9 million at December 31, 2013. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	December 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$23,104	$507	$17,853	$866

Included in Other Liabilities:
Interest Rate Swaps	$23,104	$508	$17,853	$737

The following tables present the effect of derivative instruments on the Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—
Included in Other Income / (Expense)	15	528	163

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2014	2013
Commercial:
Commercial and Industrial Loans and Leases	$380,079	$350,955
Commercial Real Estate Loans	583,086	582,066
Agricultural Loans	216,774	192,880
Retail:
Home Equity Loans	86,234	81,504
Consumer Loans	48,613	49,124
Residential Mortgage Loans	137,204	128,683
Subtotal	1,451,990	1,385,212
Less: Unearned Income	(4,008)	(2,830)
Allowance for Loan Losses	(14,929)	(14,584)
Loans, net	$1,433,053	$1,367,798

The following table presents the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2014, 2013 and 2012:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2014
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	732	(1,596)	177	37	291	437	72	150
Recoveries	111	863	—	42	173	21	—	1,210
Loans Charged-off	(199)	(329)	—	(72)	(298)	(117)	—	(1,015)
Ending Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2013
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	(197)	(160)	(43)	419	112	111	108	350
Recoveries	128	102	—	—	148	8	—	386
Loans Charged-off	(503)	(538)	—	(321)	(286)	(24)	—	(1,672)
Ending Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2012
Beginning Balance	$3,493	$9,297	$926	$258	$190	$402	$746	$15,312
Provision for Loan Losses	1,150	1,326	63	(32)	194	(47)	(242)	2,412
Recoveries	74	97	—	2	123	30	—	326
Loans Charged-off	(162)	(1,789)	—	(87)	(293)	(199)	—	(2,530)
Ending Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520

In determining the adequacy of the allowance for loan loss, general allocations are made for pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios, judgmentally adjusted for current economic factors and portfolio trends. During the third quarter of 2014, a modification was made to the Company’s standard methodology for calculating the allowance for loan losses. This modification centered on commercial and agricultural loans that are graded as substandard and was undertaken as a part of the Company’s annual update of its migration analysis utilized in the allowance for loan losses calculations. Prior to the third quarter of 2014, the allocation for substandard, non-impaired commercial and agricultural loans was based on evaluating the amount of loss of each individual credit relationship internally graded substandard. Beginning in the third quarter of 2014, the Company adjusted its methodology to assign allocations for substandard commercial and agricultural credits based on migration analysis techniques for these types of credits. The modification to the methodology resulted in a decrease of $63 to the overall required loan loss allowance.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2014 and 2013:

December 31, 2014	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,532	$87	$1,445	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,343	4,540	5,818	1,123	246	354	578	684
Acquired with Deteriorated Credit Quality	54	—	10	—	—	—	44	—
Total Ending Allowance Balance	$14,929	$4,627	$7,273	$1,123	$246	$354	$622	$684

Loans:
Loans Individually Evaluated for Impairment	$6,044	$1,964	$4,080	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,443,363	378,533	573,961	219,640	86,570	48,614	136,045	—
Loans Acquired with Deteriorated Credit Quality	8,361	354	6,385	—	—	118	1,504	—
Total Ending Loans Balance (1)	$1,457,768	$380,851	$584,426	$219,640	$86,570	$48,732	$137,549	$—

(1) Total recorded investment in loans includes $5,778 in accrued interest.

December 31, 2013	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$3,095	$45	$3,050	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	11,481	3,938	5,277	946	239	188	281	612
Acquired with Deteriorated Credit Quality	8	—	8	—	—	—	—	—
Total Ending Allowance Balance	$14,584	$3,983	$8,335	$946	$239	$188	$281	$612

Loans:
Loans Individually Evaluated for Impairment	$8,458	$2,114	$6,344	$—	$—	$—	$—	$—
Loans Collectively Evaluated for Impairment	1,367,591	347,808	566,389	195,171	81,812	49,131	127,280	—
Loans Acquired with Deteriorated Credit Quality	14,753	1,981	10,871	—	—	134	1,767	—
Total Ending Loans Balance (1)	$1,390,802	$351,903	$583,604	$195,171	$81,812	$49,265	$129,047	$—

(1) Total recorded investment in loans includes $5,590 in accrued interest.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2014 and 2013:

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2014
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,887	$1,877	$—
Commercial Real Estate Loans	1,944	1,447	—
Agricultural Loans	—	—	—
Subtotal	3,831	3,324	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	84	87	87
Commercial Real Estate Loans	3,653	2,975	1,455
Agricultural Loans	—	—	—
Subtotal	3,737	3,062	1,542
Total	$7,568	$6,386	$1,542

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$289	$133	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$759	$209	$10

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,163	$2,072	$—
Commercial Real Estate Loans	4,710	2,383	—
Agricultural Loans	—	—	—
Subtotal	6,873	4,455	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	45	45	45
Commercial Real Estate Loans	4,428	4,417	3,058
Agricultural Loans	—	—	—
Subtotal	4,473	4,462	3,103
Total	$11,346	$8,917	$3,103

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$987	$451	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$33	$8	$8

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the years ended December 31, 2014, 2013 and 2012:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2014
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,082	$132	$135
Commercial Real Estate Loans	2,489	84	81
Agricultural Loans	—	—	—
Subtotal	4,571	216	216
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,222	2	2
Commercial Real Estate Loans	3,074	20	16
Agricultural Loans	—	—	—
Subtotal	4,296	22	18
Total	$8,867	$238	$234

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$421	$5	$5
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$328	$—	$—

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,192	$65	$65
Commercial Real Estate Loans	2,251	5	7
Agricultural Loans	1,420	209	225
Subtotal	4,863	279	297
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,360	3	3
Commercial Real Estate Loans	5,424	22	18
Agricultural Loans	—	—	—
Subtotal	6,784	25	21
Total	$11,647	$304	$318

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$30	$3	$3
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$142	$2	$2

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2012
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$252	$3	$3
Commercial Real Estate Loans	4,506	18	18
Agricultural Loans	535	2	2
Subtotal	5,293	23	23
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,726	9	8
Commercial Real Estate Loans	6,660	23	19
Agricultural Loans	74	—	—
Subtotal	9,460	32	27
Total	$14,753	$55	$50

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$26	$2	$2
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$154	$6	$4

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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2014 and 2013:

			Loans Past Due 90 Days or More
	Non-Accrual		& Still Accruing
	2014	2013	2014	2013
Commercial and Industrial Loans and Leases	$161	$31	$68	$—
Commercial Real Estate Loans	3,460	6,658	—	8
Agricultural Loans	—	—	75	—
Home Equity Loans	268	114	—	—
Consumer Loans	196	236	—	—
Residential Mortgage Loans	1,885	1,339	—	—
Total	$5,970	$8,378	$143	$8
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,154	$1,705	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2014 and 2013:

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2014
Commercial and Industrial Loans and Leases	$380,851	$628	$—	$148	$776	$380,075
Commercial Real Estate Loans	584,426	504	10	753	1,267	583,159
Agricultural Loans	219,640	25	—	75	100	219,540
Home Equity Loans	86,570	197	4	268	469	86,101
Consumer Loans	48,732	132	28	75	235	48,497
Residential Mortgage Loans	137,549	2,046	329	1,720	4,095	133,454
Total (1)	$1,457,768	$3,532	$371	$3,039	$6,942	$1,450,826
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$8,361	$—	$—	$648	$648	$7,713

(1) Total recorded investment in loans includes $5,778 in accrued interest.

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2013
Commercial and Industrial Loans and Leases	$351,903	$256	$78	$—	$334	$351,569
Commercial Real Estate Loans	583,604	613	62	2,234	2,909	580,695
Agricultural Loans	195,171	62	—	—	62	195,109
Home Equity Loans	81,812	303	33	114	450	81,362
Consumer Loans	49,265	149	66	102	317	48,948
Residential Mortgage Loans	129,047	2,206	192	1,115	3,513	125,534
Total (1)	$1,390,802	$3,589	$431	$3,565	$7,585	$1,383,217
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$14,753	$148	$—	$1,103	$1,251	$13,502

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

During the year ended December 31, 2014, there was one loan modified as a troubled debt restructuring. The modification of the terms of this loan included a permanent reduction of the recorded investment in the loan. During the year ended December 31, 2013, there were two loans modified as troubled debt restructurings. The modification of the terms of these loans include an extension of the maturity date and a reduction of the stated interest rate of a loan. There were no troubled debt restructurings for the years ended December 31, 2014 and 2013 for loans acquired with deteriorated credit quality at the time of acquisition.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the recorded investment of troubled debt restructurings by class of loans as of December 31, 2014 and 2013:

	Total	Performing	Non-Accrual(1)
December 31, 2014
Commercial and Industrial Loans and Leases	$1,809	$1,803	$6
Commercial Real Estate Loans	2,841	960	1,881
Total	$4,650	$2,763	$1,887

	Total	Performing	Non-Accrual(1)
December 31, 2013
Commercial and Industrial Loans and Leases	$2,092	$2,086	$6
Commercial Real Estate Loans	4,325	364	3,961
Total	$6,417	$2,450	$3,967

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company has not committed to lending any additional amounts as of December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings. The Company had committed to lending an additional amount of $40 as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2014, 2013 and 2012:

December 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	201	197
Total	1	$201	$197

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the year ending December 31, 2014.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

December 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	1	$224	$230
Commercial Real Estate Loans	1	81	118
Total	2	$305	$348

The troubled debt restructurings described above decreased the allowance for loan losses by $210 and resulted in charge-offs of $0 during the year ending December 31, 2013.

December 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	2	$9	$9
Commercial Real Estate Loans	—	—	—
Total	2	$9	$9

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the year ending December 31, 2012.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2014, 2013 and 2012:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
December 31, 2014
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	1	95
Total	1	$95

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $90 and resulted in charge-offs of $91 during the year ending December 31, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial and Industrial Loans and Leases	$351,250	$18,387	$11,214	$—	$380,851
Commercial Real Estate Loans	545,804	23,421	15,201	—	584,426
Agricultural Loans	214,974	4,211	455	—	219,640
Total	$1,112,028	$46,019	$26,870	$—	$1,184,917
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$651	$1,697	$4,391	$—	$6,739

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial and Industrial Loans and Leases	$324,685	$15,485	$11,733	$—	$351,903
Commercial Real Estate Loans	539,533	20,168	23,903	—	583,604
Agricultural Loans	192,609	2,357	205	—	195,171
Total	$1,056,827	$38,010	$35,841	$—	$1,130,678
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$3,121	$661	$9,070	$—	$12,852

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2014 and 2013:

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2014
Performing	$86,302	$48,536	$135,664
Nonperforming	268	196	1,885
Total	$86,570	$48,732	$137,549
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$118	$1,504

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2013
Performing	$81,698	$49,029	$127,708
Nonperforming	114	236	1,339
Total	$81,812	$49,265	$129,047
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$134	$1,767

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans at December 31, is as follows:

	2014	2013	2012

Commercial and Industrial Loans	$354	$1,981	$1,840
Commercial Real Estate Loans	6,385	10,871	9,037
Home Equity Loans	—	—	—
Consumer Loans	118	134	148
Residential Mortgage Loans	1,504	1,767	149
Total	$8,361	$14,753	$11,174

Carrying Amount, Net of Allowance	$8,307	$14,745	$11,086

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2014	2013	2012

Balance at January 1	$1,279	$170	$967
New Loans Purchased	—	1,358	—
Accretion of Income	(328)	(249)	(1,265)
Reclassifications from Non-accretable Difference	847	—	468
Charge-off of Accretable Yield	(113)	—	—
Balance at December 31	$1,685	$1,279	$170

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $54, $0 and $88 for the years ended December 31, 2014, 2013 and 2012. No allowances for loan losses were reversed during the same period.

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2014. A summary of the activity of these loans follows:

Balance January 1, 2014	Additions	Changes in Persons Included	Deductions		Balance December 31, 2014
			Collected	Charged-off
$11,061	$4,464	$203	$(4,273)	$—	$11,455

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2014	2013

Land	$9,531	$8,366
Buildings and Improvements	47,723	47,677
Furniture and Equipment	22,772	21,544
Total Premises, Furniture and Equipment	80,026	77,587
Less: Accumulated Depreciation	(40,096)	(37,157)
Total	$39,930	$40,430

Depreciation expense was $3,409, $2,910 and $2,941 for 2014, 2013 and 2012, respectively.

The Company leases three of its branch buildings under a capital lease. These lease arrangements require monthly payments through 2033. The Company has included the leases in buildings and improvements as follows:

	2014	2013

Capital Leases	$4,219	$3,896
Less: Accumulated Depreciation	(682)	(483)
Total	$3,537	$3,413

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Premises, Furniture, and Equipment (continued)

The following is a schedule of future minimum lease payments under the capitalized leases, together with the present value of net minimum lease payments at year end 2014:

2015	$524
2016	524
2017	524
2018	524
2019	524
Thereafter	6,126
Total minimum lease payments	8,746
Less: Amount representing interest	(4,773)
Present Value of Net Minimum Lease Payments	$3,973

NOTE 6 – Deposits

At year end 2014, stated maturities of time deposits were as follows:

2015	$202,747
2016	85,312
2017	24,692
2018	14,347
2019	6,327
Thereafter	—
Total	$333,425

Time deposits of $250 or more and Brokered CDs at December 31, 2014 and 2013 were $84,542 and $66,820, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $1,000 and $1,648 at December 31, 2014 and 2013, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2014	2013
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$51,444	$71,483
Term Loans	4,000	7,000
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	5,174	5,024
Capital Lease Obligation	3,973	3,730
Long-term Borrowings	64,591	87,237

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$89,100	$38,000
Federal Funds Purchased	31,400	—
Repurchase Agreements	20,973	15,533
Short-term Borrowings	141,473	53,533

Total Borrowings	$206,064	$140,770

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2014	2013
Average Daily Balance During the Year	$16,091	$14,722
Average Interest Rate During the Year	0.15%	0.20%
Maximum Month-end Balance During the Year	$20,973	$17,722
Weighted Average Interest Rate at Year-end	0.15%	0.20%

At December 31, 2014 interest rates on the fixed rate long-term FHLB advances ranged from 0.35% to 7.22% with a weighted average rate of 1.16%. At December 31, 2013 interest rates on the fixed rate long-term FHLB advances ranged from 0.35% to 7.22% with a weighted average rate of 0.95%. At December 31, 2014 and 2013, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

The long-term borrowings shown above includes $4 million and $7 million outstanding on a term loan owed by the parent company as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, interest on the term loan was based upon 90-day LIBOR plus 2.875%. This term loan matures December 31, 2015. At December 31, 2014 and 2013, the parent company had a $10 million line of credit with no outstanding balance. The line of credit matures December 29, 2015. Interest on the line of credit is based upon 90-day LIBOR plus 2.875% and includes an unused commitment fee of 0.25%. The line of credit was renewed and extended in December 2014 and December 2013.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – FHLB Advances and Other Borrowings (continued)

At December 31, 2014, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2015	$44,042
2016	45
2017	749
2018	10,027
2019	30
Thereafter	551
Total	$55,444

The Company assumed the obligations of junior subordinated debentures through the acquisition of American Community Bancorp, Inc. The junior subordinated debentures were issued to ACB Capital Trust I and Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I and ACB Trust II. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $5,017 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2014. $4,871 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2013. As a result of the acquisition of American Community these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2014	Variable Rate	Rate as of December 31, 2014	Rate as of December 31, 2013	Maturity Date
ACB Trust I	5/6/2005	$5,155	$3,278	90 day LIBOR + 2.15%	2.41%	2.40%	May, 2035
ACB Trust II	7/15/2005	3,093	1,896	90 day LIBOR + 1.85%	2.08%	2.09%	July, 2035

See also Note 5 regarding the capital lease obligation.

NOTE 8 – Shareholders’ Equity

The Company and affiliate bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Management believes as of December 31, 2014, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

At December 31, 2014, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$223,490	13.88%	$128,823	8.00%	N/A	N/A
Bank	201,641	12.57	128,363	8.00	$160,454	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$208,561	12.95%	$64,412	4.00%	N/A	N/A
Bank	186,712	11.64	64,182	4.00	$96,272	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$208,561	9.57%	$87,214	4.00%	N/A	N/A
Bank	186,712	8.59	86,915	4.00	$108,644	5.00%

At December 31, 2013, consolidated and affiliate bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$201,233	13.07%	$123,189	8.00%	N/A	N/A
Bank	191,714	12.46	123,099	8.00	$153,874	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$186,649	12.12%	$61,594	4.00%	N/A	N/A
Bank	177,130	11.51	61,550	4.00	$92,324	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$186,649	8.78%	$85,005	4.00%	N/A	N/A
Bank	177,130	8.37	84,686	4.00	$105,857	5.00%

The affiliate bank at year end 2014 and 2013 was categorized as well-capitalized. There have been no conditions or events that management believes have changed the classification of the affiliate bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the affiliate bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2014, the affiliate had $23,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2014, the Company has reserved 390,033 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

The following table presents activity for stock options under the Company’s equity incentive plan for 2014:

	Year Ended December 31, 2014
	Number of Options	Weighted Average Price of Options	Weighted Average Life of Options (in years)	Aggregate Intrinsic Value

Outstanding at Beginning of Period	69,517	$16.61
Granted	—	—
Exercised	(17,000)	16.37
Forfeited	—	—
Expired	(1,000)	16.26
Outstanding and Exercisable at End of Period	51,517	$16.70	2.79	$712

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2014, 2013 and 2012:

	2014	2013	2012

Intrinsic Value of Options Exercised	$221	$49	$203
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$76	$20	$78
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

During 2014, 2013 and 2012, the Company granted no options, and accordingly, recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2014, 2013 and 2012 because all outstanding options were fully vested prior to 2007. As of December 31, 2014 and 2013, there was no unrecognized option expense as all outstanding options were fully vested.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

Restricted Stock

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management and selected other employees under a management and employee incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded in 2014 and 2013 will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years. The management and employee restricted stock grants and tandem cash credit entitlements awarded in 2012 were subject to forfeiture in the event that the recipient of the grant did not continue employment with the Company through December 5th of the year of grant, at which time they generally vest 100 percent. Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2014, 2013 and 2012:

	2014	2013	2012

Restricted Stock Expense	$627	$329	$628
Cash Entitlement Expense	393	217	588
Tax Effect	(413)	(221)	(493)
Net of Tax	$607	$325	$723

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,516, $942 and $101 as of December 31, 2014, 2013 and 2012.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2014
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	22,941	$23.68
Granted	35,667	29.41
Issued and Vested	(23,981)	26.53
Forfeited	(300)	27.15
Outstanding at End of Period	34,327	$27.62

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

The Employee Stock Purchase Plan is not considered compensatory. There was no expense recorded for the employee stock purchase plan in 2014, 2013, and 2012 nor was there any unrecognized compensation expense as of December 31, 2014 and 2013 for the Employee Stock Purchase Plan.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2014, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the years ended December 31, 2014 and 2013.

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $926, $882, and $777 for 2014, 2013, and 2012, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $125 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $2,066, $2,599, and $1,799 for 2014, 2013, and 2012, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $1,699 and $1,857 at December 31, 2014 and 2013. Deferred compensation expense was $172, $173, and $170 for 2014, 2013, and 2012, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company. Accrued benefits payable as a result of the agreements totaled $254 and $337 at December 31, 2014 and 2013, respectively. Expense associated with these agreements totaled $77, $166, and $0 during 2014, 2013, and 2012, respectively. The benefits under the agreements will be paid through 2017.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Accumulated plan benefit information for the Company’s plan as of December 31, 2014 and 2013 was as follows:

Changes in Benefit Obligation:	2014	2013
Obligation at Beginning of Year	$—	$837
Interest Cost	—	25
Benefits Paid	—	(33)
Lump Sum Benefits Paid	—	(809)
Actuarial (Gain) Loss	—	(62)
Effect of Settlement/Curtailment	—	42
Obligation at End of Year	$—	$—

Changes in Plan Assets:
Fair Value at Beginning of Year	—	399
Actual Return on Plan Assets	—	—
Employer Contributions	—	443
Periodic Benefits Paid	—	(33)
Lump Sum Benefits Paid	—	(809)
Fair Value at End of Year	$—	$—

Funded Status:
Funded Status at End of Year	$—	$—

Amounts recognized in accumulated other comprehensive income at December 31 consist of:
	2014	2013
Net Loss (Gain)	$—	$—
Prior Service Cost	—	—
	$—	$—

The accumulated benefit obligation was $0 and $0 at year-end 2014 and 2013, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)

	2014	2013	2012
Interest Cost	$—	$25	$27
Expected Return on Assets	—	(1)	(1)
Amortization of Prior Service Cost	—	1	1
Recognition of Net Loss	—	46	30
Net Periodic Benefit Cost	$—	$71	$57

Net Loss (Gain) During the Period	—	(19)	110
Amortization of Unrecognized Loss	—	(341)	(30)
Amortization of Prior Service Cost	—	(13)	(1)
Total Recognized in Other Comprehensive Income (Loss)	—	(373)	79

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$—	$(302)	$136

The estimated net loss, prior service costs, and net transition obligation (asset) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be $0 as the defined benefit pension plan terminated in 2013.

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	2014	2013	2012
Discount Rate	N/A	N/A	3.25%
Rate of Compensation Increase (1)	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic pension cost:

	2014	2013	2012
Discount Rate	N/A	3.25%	3.75%
Expected Return on Plan Assets	N/A	0.25%	0.25%
Rate of Compensation Increase (1)	N/A	N/A	N/A

(1)	Benefits under the plan were suspended in 1998; therefore, the weighted-average rate of increase in future compensation levels was not applicable for all years presented.

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

Changes in Accumulated Postretirement Benefit Obligations:	2014	2013
Obligation at the Beginning of Year	$671	$691
Unrecognized Loss (Gain)	46	(33)

Components of Net Periodic Postretirement Benefit Cost
Service Cost	41	40
Interest Cost	28	23

Net Expected Benefit Payments	(40)	(50)
Obligation at End of Year	$746	$671

Components of Postretirement Benefit Expense:	2014	2013	2012
Service Cost	$41	$40	$35
Interest Cost	28	23	24
Amortization of Unrecognized Net (Gain) Loss	—	4	—
Net Postretirement Benefit Expense	69	67	59

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	46	(37)	42

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$115	$30	$101

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2014	2013	2012
Discount Rate	3.62%	4.31%	3.41%

Assumed Health Care Cost Trend Rates at Year-end:	2014	2013
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	5.00%	5.00%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2020	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2014:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$6	$(5)
Effect on Postretirement Benefit Obligation	$45	$(41)

Contributions
The Company expects to contribute $54 to its postretirement medical and life insurance plan in 2015.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Estimated Future Benefits
The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2015	$54
2016	51
2017	57
2018	59
2019	69
2020-2024	375

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2014	2013	2012

Current Federal	$9,179	$9,103	$9,649
Current State	393	648	568
Deferred Federal	1,928	1,090	260
Deferred State	569	623	192
Total	$12,069	$11,464	$10,669

Income tax expense is reconciled to the 35% statutory rate applied to the pre-tax income for the years presented in the table below:

	2014	2013	2012

Statutory Rate Times Pre-tax Income	$14,145	$12,907	$12,153
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(1,697)	(1,157)	(1,007)
State Income Tax, Net of Federal Tax Effect	625	826	494
General Business Tax Credits	(562)	(556)	(547)
Company Owned Life Insurance	(289)	(338)	(341)
Gain on United Commerce Bancorp Stock	—	(120)	—
Other Differences	(153)	(98)	(83)
Total Income Taxes	$12,069	$11,464	$10,669

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

The net deferred tax asset (liability) at December 31 consists of the following:

	2014	2013
Deferred Tax Assets:
Allowance for Loan Losses	$5,028	$4,871
Unrealized Loss on Securities	—	2,809
Deferred Compensation and Employee Benefits	1,041	1,136
Other-than-temporary Impairment	378	388
Accrued Expenses	600	601
Business Combination Fair Value Adjustments	197	847
Pension and Postretirement Plans	45	35
Other Real Estate Owned	214	288
Non-Accrual Loan Interest Income	228	269
Net Operating Loss Carryforward	24	224
Other	209	313
Total Deferred Tax Assets	7,964	11,781
Deferred Tax Liabilities:
Depreciation	(1,269)	(1,465)
Leasing Activities, Net	(9,773)	(7,797)
Unrealized Gain on Securities	(1,654)	—
FHLB Stock Dividends	(251)	(343)
Prepaid Expenses	(434)	(492)
Intangibles	(508)	(804)
Deferred Loan Fees	(515)	(460)
General Business Tax Credits	(49)	(23)
Other	(407)	(330)
Total Deferred Tax Liabilities	(14,860)	(11,714)
Valuation Allowance	—	—
Net Deferred Tax Asset (Liability)	$(6,896)	$67

The Company has a state net operating loss carryforward of $1,657. This carryforward expires in 2026. The use of the state carryforward is limited under IRC Section 382 to $538 annually.

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

Retained earnings at December 31, 2014, include approximately $2,995 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2014 was approximately $1,048.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2014, 2013, and 2012, and did not recognize any increase in unrecognized benefits during 2014 relative to any tax positions taken in 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2014, 2013, and 2012. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2010. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2010.

NOTE 11 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2014	2013	2012
Basic Earnings per Share:
Net Income	$28,344	$25,413	$24,055
Weighted Average Shares Outstanding	13,202,822	12,786,065	12,622,049

Basic Earnings per Share	$2.15	$1.99	$1.91

Diluted Earnings per Share:
Net Income	$28,344	$25,413	$24,055

Weighted Average Shares Outstanding	13,202,822	12,786,065	12,622,049
Stock Options, Net	20,356	21,613	15,694
Diluted Weighted Average Shares Outstanding	13,223,178	12,807,678	12,637,743

Diluted Earnings per Share	$2.14	$1.98	$1.90

There were no anti-dilutive shares at December 31, 2014, 2013, and 2012.

NOTE 12 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 was $652, $558, and $486 respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments for premises and equipment at year end 2014:

2015	$612
2016	543
2017	332
2018	192
2019	152
Thereafter	1,371
Total	$3,202

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$7,642	$167,164	$8,940	$145,064
Commercial Operating Lines	15,544	217,691	23,717	199,231
Residential Mortgages	11,117	123	11,249	930
Total Commitments to Fund Loans	$34,303	$384,978	$43,906	$345,225

Standby Letters of Credit	$613	$5,405	$1,515	$5,262

Commitments to Sell Loans:
Mandatory	$140	$—	$—	$—
Non-mandatory	$17,199	$—	$20,672	$—

The fixed rate commitments to fund loans have interest rates ranging from 2.25% to 18.00% and maturities ranging from less than 1 year to 32 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2014, the Company held $10.5 million in Level 3 securities which consist of $10.1 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,561	$—	$19,561
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	143,636	10,141	153,777
Mortgage-backed Securities-Residential	—	457,304	—	457,304
Equity Securities	—	—	353	353
Total Securities	$—	$620,501	$10,494	$630,995

Loans Held-for-Sale	$—	$6,311	$—	$6,311

Derivative Assets	$—	$507	$—	$507

Derivative Liabilities	$—	$508	$—	$508

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$18,952	$—	$18,952
Corporate Securities	—	—	—	—
Obligations of State and Political Subdivisions	—	102,665	10,832	113,497
Mortgage-backed Securities-Residential	—	473,230	—	473,230
Equity Securities	—	—	353	353
Total Securities	$—	$594,847	$11,185	$606,032

Loans Held-for-Sale	$—	$9,265	$—	$9,265

Derivative Assets	$—	$866	$—	$866

Derivative Liabilities	$—	$737	$—	$737

There were no transfers between Level 1 and Level 2 for the periods ended December 31, 2014 and 2013.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

At December 31, 2014, the aggregate fair value of the Loans Held-for-Sale was $6,311, aggregate contractual principal balance was $6,227 with a difference of $84. At December 31, 2013, the aggregate fair value of the Loans Held-for-Sale was $9,265, aggregate contractual principal balance was $9,129 with a difference of $136.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014 and 2013:

	Obligations of State and Political Subdivisions		Equity Securities		Corporate Securities
	2014	2013	2014	2013	2014	2013
Balance of Recurring Level 3 Assets at January 1	$10,832	$12,169	$353	$353	$—	$—
Total Gains or Losses (realized/unrealized) Included in earnings	164	(332)	—	—	—	—
Maturities / Calls	(855)	(1,005)	—	—	—	—
Purchases	—	—	—	—	—	—
Balance of Recurring Level 3 Assets at December 31	$10,141	$10,832	$353	$353	$—	$—

Of the total gain/loss included in earnings for the year ended December 31, 2014, $164 was attributable to other changes in fair value. Of the total gain/loss included in earnings for the year ended December 31, 2013, $(332) was attributable to other changes in fair value. The years ended December 31, 2014 and 2013 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,504	1,504
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	68	68

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,043 with a valuation allowance of $1,539, resulting in an additional provision for loan losses of $261 for the year ended December 31, 2014. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,449 with a valuation allowance of $3,103, resulting in an additional provision for loan losses of $1,024 for the year ended December 31, 2013.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $68 at December 31, 2014. A charge to earnings through Other Operating Income of $104 was included in the year ended December 31, 2014. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $20 at December 31, 2013. A charge to earnings through Other Operating Income of $321 was included in the year ended December 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial Real Estate Loans	$1,504	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	30% - 86% (71%)
Other Real Estate - Commercial Real Estate Loans	$68	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	55% (55%)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

December 31, 2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial Real Estate Loans	$1,346	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	12% - 80% (53%)
Other Real Estate - Commercial Real Estate Loans	$20	Sales comparison approach Income approach Cost approach	Adjustment for physical condition of comparable properties sold Adjustment for net operating income generated by the property Adjustment for investor rates of return	50% (50%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the table below for the periods ending December 31, 2014 and 2013. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$42,546	$33,481	$9,065	$—	$42,546
Securities Held-to-Maturity	184	—	186	—	186
FHLB Stock and Other Restricted Stock	7,040	N/A	N/A	N/A	N/A
Loans, Net	1,431,549	—	—	1,432,622	1,432,622
Accrued Interest Receivable	8,162	—	2,240	5,922	8,162
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,446,336)	(1,446,336)	—	—	(1,446,336)
Time Deposits	(333,425)	—	(335,134)	—	(335,134)
Short-term Borrowings	(141,473)	—	(141,473)	—	(141,473)
Long-term Debt	(64,591)	—	(60,289)	(5,429)	(65,718)
Accrued Interest Payable	(754)	—	(704)	(50)	(754)
Unrecognized Financial Instruments:
Commitments to Extend Credit	—	—	—	—	—
Standby Letters of Credit	—	—	—	—	—
Commitments to Sell Loans	—	—	—	—	—

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

Loans:
Fair values of loans, excluding loans held for sale and collateral dependent impaired loans having a specific allowance allocation, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued as described previously. The methods utilized to estimate fair value of loans do not necessarily represent an exit price.

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

Off-balance Sheet Instruments:
Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of commitments is not material.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at December 31, 2014. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2014
Net Interest Income	$74,801	$16	$4	$(482)	$74,339
Net Gains on Sales of Loans	1,892	—	—	—	1,892
Net Gains on Securities	1,481	—	—	—	1,481
Trust and Investment Product Fees	4	3,671	—	—	3,675
Insurance Revenues	29	38	7,188	—	7,255
Noncash Items:
Provision for Loan Losses	150	—	—	—	150
Depreciation and Amortization	4,527	23	110	150	4,810
Income Tax Expense (Benefit)	12,258	(156)	737	(770)	12,069
Segment Profit (Loss)	27,589	(259)	1,059	(45)	28,344
Segment Assets at December 31, 2014	2,242,456	11,401	6,429	(23,187)	2,237,099

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2013
Net Interest Income	$69,634	$21	$17	$(1,155)	$68,517
Net Gains on Sales of Loans	2,645	—	—	—	2,645
Net Gains on Securities	2,065	—	—	364	2,429
Trust and Investment Product Fees	6	3,355	—	(3)	3,358
Insurance Revenues	39	31	6,147	—	6,217
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	3,944	28	339	150	4,461
Income Tax Expense (Benefit)	12,387	(32)	320	(1,211)	11,464
Segment Profit (Loss)	25,389	(70)	425	(331)	25,413
Segment Assets at December 31, 2013	2,171,837	11,663	5,636	(25,309)	2,163,827

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2012
Net Interest Income	$68,311	$21	$34	$(2,118)	$66,248
Net Gains on Sales of Loans	3,234	—	—	—	3,234
Net Gains on Securities	1,667	—	—	—	1,667
Trust and Investment Product Fees	5	2,657	—	(5)	2,657
Insurance Revenues	23	36	5,465	—	5,524
Noncash Items:
Provision for Loan Losses	2,412	—	—	—	2,412
Depreciation and Amortization	4,099	24	415	150	4,688
Income Tax Expense (Benefit)	11,999	(187)	181	(1,324)	10,669
Segment Profit (Loss)	25,118	(298)	250	(1,015)	24,055
Segment Assets at December 31, 2012	2,006,992	11,551	8,333	(20,576)	2,006,300

NOTE 16 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Cash	$18,726	$9,721
Securities Available-for-Sale, at Fair Value	353	353
Investment in Subsidiary Bank	211,988	195,480
Investment in Non-banking Subsidiaries	4,792	3,650
Other Assets	5,613	6,271
Total Assets	$241,472	$215,475

LIABILITIES
Borrowings	$9,174	$12,024
Other Liabilities	3,474	3,354
Total Liabilities	12,648	15,378

SHAREHOLDERS’ EQUITY
Common Stock	13,216	13,174
Additional Paid-in Capital	108,660	108,022
Retained Earnings	104,058	84,164
Accumulated Other Comprehensive Income (Loss)	2,890	(5,263)
Total Shareholders’ Equity	228,824	200,097
Total Liabilities and Shareholders’ Equity	$241,472	$215,475

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
INCOME
Dividends from Subsidiaries
Bank	$20,000	$14,000	$17,500
Non-bank	—	1,500	—
Interest Income	27	31	50
Net Gain on Securities	—	343	—
Other Income	25	75	70
Total Income	20,052	15,949	17,620

EXPENSES
Salaries and Employee Benefits	462	824	458
Professional Fees	316	485	352
Occupancy and Equipment Expense	7	7	7
Interest Expense	580	1,246	2,221
Other Expenses	632	615	359
Total Expenses	1,997	3,177	3,397
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	18,055	12,772	14,223
Income Tax Benefit	791	1,235	1,338
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	18,846	14,007	15,561
Equity in Undistributed Income of Subsidiaries	9,498	11,406	8,494
NET INCOME	28,344	25,413	24,055

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	8,189	(15,874)	(124)
Changes in Unrecognized Amounts in Pension, Net	—	231	(47)
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	(36)	29	(21)
TOTAL COMPREHENSIVE INCOME	$36,497	$9,799	$23,863

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$28,344	$25,413	$24,055
Adjustments to Reconcile Net Income to Net Cash from Operations
Loss (Gain) on Securities, Net	—	(343)	—
Change in Other Assets	654	283	33
Change in Other Liabilities	315	(510)	203
Equity Based Compensation	627	329	628
Excess Tax Benefit from Restricted Share Grant	(40)	(28)	(23)
Equity in Undistributed Income of Subsidiaries	(9,498)	(11,406)	(8,494)
Net Cash from Operating Activities	20,402	13,738	16,402

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Contribution to Subsidiaries	—	—	(150)
Acquire Banking Entity	—	(2,135)	—
Net Cash from Investing Activities	—	(2,135)	(150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Long-term Debt	—	10,000	—
Repayment of Long-term Debt	(3,000)	(33,750)	(1,500)
Issuance of Common Stock	50	20	37
Income Tax Benefit from Restricted Share Grant	40	28	23
Employee Stock Purchase Plan	(37)	(9)	(67)
Dividends Paid	(8,450)	(7,670)	(7,068)
Net Cash from Financing Activities	(11,397)	(31,381)	(8,575)

Net Change in Cash and Cash Equivalents	9,005	(19,778)	7,677
Cash and Cash Equivalents at Beginning of Year	9,721	29,499	21,822
Cash and Cash Equivalents at End of Year	$18,726	$9,721	$29,499

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2014, 2013 and 2012 were classified as follows:

	2014	2013	2012

Beginning of Year	$20,536	$18,865	$18,865
Acquired Goodwill	—	1,671	—
Impairment	—	—	—
End of Year	$20,536	$20,536	$18,865

Of the $20,536 carrying amount of goodwill, $19,204 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the periods ended December 31, 2014 and 2013. Of the $18,865 carrying amount of goodwill, $17,533 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2012.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2014, the Company’s reporting units had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:	2014
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$9,004	$7,015
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	5,114
Total	$14,460	$12,386

Acquired intangible assets were as follows as of year end:	2013
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$9,004	$5,815
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	5,060
Total	$14,460	$11,132

Amortization Expense was $1,254, $1,416 and $1,655, for 2014, 2013 and 2012.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

Estimated amortization expense for each of the next five years is as follows:

2015	$790
2016	493
2017	323
2018	235
2019	148

NOTE 18 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2014 and 2013, net of tax:

December 31, 2014	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance	$(5,231)	$—	$(32)	$(5,263)
Other Comprehensive Income (Loss) Before Reclassification	9,152	—	(66)	9,086
Amounts Reclassified from Accumulated Other Comprehensive Income	(963)	—	30	(933)
Net Current Period Other
Comprehensive Income (Loss)	8,189	—	(36)	8,153
Ending Balance	$2,958	$—	$(68)	$2,890

December 31, 2013	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance	$10,643	$(231)	$(61)	$10,351
Other Comprehensive Income (Loss) Before Reclassification	(14,295)	453	51	(13,791)
Amounts Reclassified from Accumulated Other Comprehensive Income	(1,579)	(222)	(22)	(1,823)
Net Current Period Other
Comprehensive Income (Loss)	(15,874)	231	29	(15,614)
Ending Balance	$(5,231)	$—	$(32)	$(5,263)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the year ending December 31, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$(1,481)	Net (Gain) Loss on Securities
	518	Income Tax Expense
	(963)	Net of Tax
Amortization of Defined Benefit Pension Items
Prior Service Costs	$—	Salaries and Employee Benefits
Actuarial Gains (Losses)	—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$50	Salaries and Employee Benefits
	(20)	Income Tax Expense
	30	Net of Tax

Total Reclassifications for the Period	$(933)

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

				Earnings per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2014
First Quarter	$19,681	$18,196	$6,305	$0.48	$0.48
Second Quarter	19,825	18,321	6,687	0.51	0.51
Third Quarter	20,348	18,791	7,708	0.58	0.58
Fourth Quarter	20,532	19,031	7,644	0.58	0.58

2013
First Quarter	$18,370	$16,225	$5,809	$0.46	$0.46
Second Quarter	18,458	16,712	6,532	0.52	0.52
Third Quarter	18,812	17,192	6,483	0.51	0.51
Fourth Quarter	20,032	18,388	6,589	0.50	0.50

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2015 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2015 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2015 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification. The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2015 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that M. Darren Root, a director who serves on the Audit Committee of the Board of Directors and who is an independent director as defined by NASDAQ listing standards, is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA.

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees. There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2014.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2015 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2015 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2015 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2015 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 9, 2015	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 9, 2015	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Date:	March 9, 2015	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 9, 2015	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 9, 2015	By/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 9, 2015	By/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 9, 2015	By/s/J. David Lett
J. David Lett, Director

Date:	March 9, 2015	By/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 9, 2015	By/s/M. Darren Root
M. Darren Root, Director

Date:	March 9, 2015	By/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 9, 2015	By/s/Raymond W. Snowden
Raymond W. Snowden, Director

Date:	March 9, 2015	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 9, 2015	By/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description
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

3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011.
3.2+	Restated Bylaws of German American Bancorp, Inc., as amended and restated July 27, 2009.
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

10.4*
The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008, is incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

10.11*
Descriptions of Director Compensation Arrangements for the 12 month period ending at 2014 Annual Reorganization Meeting of the Board of Directors are incorporated by reference from the descriptions included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 27, 2013, and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 21, 2013.

Exhibit No.	Description
10.12*
Description of Director Compensation Arrangements for the 12 month period ending June 30, 2015 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 3, 2014, and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 24, 2014.

10.13*
Description of Executive Management Incentive Plan for 2012 (awards payable in 2013) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed May 4, 2012.

10.14*
Description of Executive Management Incentive Plan for 2013 (awards payable in 2014) adopted by the Board of Directors on March 25, 2013, is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 29, 2013.

10.15*
Description of Executive Management Incentive Plan for 2014 (awards payable in 2015) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 28, 2014.

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

10.19*
Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during March 2014 pursuant to the Management Long-Term Incentive Plan component of the 2013 Executive Management Incentive Plan with respect to the performance period ended December 31, 2013. This exhibit is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.20*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2013 is incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.21*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2014.
10.22*
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

10.23
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

10.25
Promissory Note (Revolving Note) made by German American Bancorp, Inc., to Stock Yards Bank & Trust Company dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.

10.26
Stock Pledge Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed January 29, 2013, is incorporated herein by reference.

10.27
Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 31, 2013 is incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

Exhibit No.	Description
10.28+	Second Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 31, 2014.
10.29*
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

10.31
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
101++
The following materials from German American Bancorp, Inc.’s Form 10-K Report for the annual period ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

GERMAN AMERICAN BANCORP, INC. WILL FURNISH TO ANY SHAREHOLDER AS OF MARCH 1, 2015 A COPY OF ANY OF THE ABOVE-LISTED EXHIBITS UPON THE PAYMENT OF A CHARGE OF $.50 PER PAGE IN ORDER TO DEFRAY ITS EXPENSES IN PROVIDING SUCH EXHIBIT. SUCH REQUEST SHOULD BE ADDRESSED TO GERMAN AMERICAN BANCORP, INC., ATTN: TERRI A. ECKERLE, SHAREHOLDER RELATIONS, P.O. BOX 810, JASPER, INDIANA, 47546.