Form 10-Q
period 2015-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2015-05-11
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Shares, no par value	13,253,951

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our annual report on Form 10-K for the year ended December 31, 2014, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that annual report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and Due from Banks	$34,277	$33,481
Federal Funds Sold and Other Short-term Investments	26,590	8,965
Cash and Cash Equivalents	60,867	42,446

Interest-bearing Time Deposits with Banks	100	100
Securities Available-for-Sale, at Fair Value	619,578	630,995
Securities Held-to-Maturity, at Cost (Fair value of $95 and $186 on March 31, 2015 and December 31, 2014, respectively)	95	184

Loans Held-for-Sale, at Fair Value	6,290	6,311

Loans	1,450,884	1,451,990
Less: Unearned Income	(3,871)	(4,008)
Allowance for Loan Losses	(15,169)	(14,929)
Loans, Net	1,431,844	1,433,053

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	7,200	7,040
Premises, Furniture and Equipment, Net	39,370	39,930
Other Real Estate	324	356
Goodwill	20,536	20,536
Intangible Assets	1,829	2,074
Company Owned Life Insurance	32,254	32,043
Accrued Interest Receivable and Other Assets	19,936	22,031
TOTAL ASSETS	$2,240,223	$2,237,099

LIABILITIES
Non-interest-bearing Demand Deposits	$426,373	$428,016
Interest-bearing Demand, Savings, and Money Market Accounts	1,009,368	1,018,320
Time Deposits	364,658	333,425
Total Deposits	1,800,399	1,779,761

FHLB Advances and Other Borrowings	178,825	206,064
Accrued Interest Payable and Other Liabilities	23,391	22,450
TOTAL LIABILITIES	2,002,615	2,008,275

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,251	13,216
Additional Paid-in Capital	108,852	108,660
Retained Earnings	109,118	104,058
Accumulated Other Comprehensive Income	6,387	2,890
TOTAL SHAREHOLDERS’ EQUITY	237,608	228,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,240,223	$2,237,099
End of period shares issued and outstanding	13,251,470	13,215,800

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Interest and Fees on Loans	$16,299	$15,944
Interest on Federal Funds Sold and Other Short-term Investments	3	3
Interest and Dividends on Securities:
Taxable	2,435	2,759
Non-taxable	1,263	975
TOTAL INTEREST INCOME	20,000	19,681

INTEREST EXPENSE
Interest on Deposits	993	1,036
Interest on FHLB Advances and Other Borrowings	458	449
TOTAL INTEREST EXPENSE	1,451	1,485

NET INTEREST INCOME	18,549	18,196
Provision for Loan Losses	250	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,299	17,846

NON-INTEREST INCOME
Trust and Investment Product Fees	984	922
Service Charges on Deposit Accounts	1,137	1,061
Insurance Revenues	2,545	2,556
Company Owned Life Insurance	205	201
Interchange Fee Income	483	447
Other Operating Income	576	390
Net Gains on Sales of Loans	749	476
Net Gains on Securities	463	228
TOTAL NON-INTEREST INCOME	7,142	6,281

NON-INTEREST EXPENSE
Salaries and Employee Benefits	8,825	8,424
Occupancy Expense	1,226	1,316
Furniture and Equipment Expense	479	509
FDIC Premiums	282	275
Data Processing Fees	837	1,010
Professional Fees	644	692
Advertising and Promotion	443	478
Intangible Amortization	245	348
Other Operating Expenses	1,852	2,038
TOTAL NON-INTEREST EXPENSE	14,833	15,090

Income before Income Taxes	10,608	9,037
Income Tax Expense	3,302	2,732
NET INCOME	$7,306	$6,305

Basic Earnings Per Share	$0.55	$0.48
Diluted Earnings Per Share	$0.55	$0.48

Dividends Per Share	$0.17	$0.16

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2015	2014

NET INCOME	$7,306	$6,305

Other Comprehensive Income:
Unrealized Gains on Securities
Unrealized Holding Gain Arising During the Period	5,868	3,733
Reclassification Adjustment for Gains Included in Net Income	(463)	(228)
Tax Effect	(1,908)	(1,241)
Net of Tax	3,497	2,264

Total Other Comprehensive Income	3,497	2,264

COMPREHENSIVE INCOME	$10,803	$8,569

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,306	$6,305
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	565	479
Depreciation and Amortization	1,121	1,216
Loans Originated for Sale	(32,640)	(22,414)
Proceeds from Sales of Loans Held-for-Sale	33,260	22,255
Provision for Loan Losses	250	350
Gain on Sale of Loans, net	(749)	(476)
Gain on Securities, net	(463)	(228)
Loss on Sales of Other Real Estate and Repossessed Assets	8	2
Loss on Disposition and Impairment of Premises and Equipment	—	1
Increase in Cash Surrender Value of Company Owned Life Insurance	(211)	(211)
Equity Based Compensation	234	158
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,245	606
Interest Payable and Other Liabilities	(967)	1,079
Net Cash from Operating Activities	9,959	9,122

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	18,811	18,315
Proceeds from Sales of Securities Available-for-Sale	9,808	254
Purchase of Securities Available-for-Sale	(11,899)	(25,776)
Proceeds from Maturities of Securities Held-to-Maturity	89	84
Purchase of Federal Home Loan Bank Stock	(160)	—
Loans Made to Customers, net of Payments Received	832	18,240
Proceeds from Sales of Other Real Estate	151	444
Property and Equipment Expenditures	(283)	(396)
Net Cash from Investing Activities	17,349	11,165

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	20,642	(44,369)
Change in Short-term Borrowings	(27,212)	19,240
Advances in Long-term Debt	—	1,500
Repayments of Long-term Debt	(64)	(1,557)
Issuance of Common Stock	(7)	25
Dividends Paid	(2,246)	(2,108)
Net Cash from Financing Activities	(8,887)	(27,269)

Net Change in Cash and Cash Equivalents	18,421	(6,982)
Cash and Cash Equivalents at Beginning of Year	42,446	60,132
Cash and Cash Equivalents at End of Year	$60,867	$53,150

Cash Paid During the Year for
Interest	$1,552	$1,588
Income Taxes	—	—

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$127	$187
Securities Transferred to Accounts Receivable	—	3,323

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholder’s equity based on these reclassifications.

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2015	2014
Basic Earnings per Share:
Net Income	$7,306	$6,305
Weighted Average Shares Outstanding	13,221,455	13,179,188
Basic Earnings per Share	$0.55	$0.48

Diluted Earnings per Share:
Net Income	$7,306	$6,305

Weighted Average Shares Outstanding	13,221,455	13,179,188
Potentially Dilutive Shares, Net	16,038	24,513
Diluted Weighted Average Shares Outstanding	13,237,493	13,203,701
Diluted Earnings per Share	$0.55	$0.48

For the three months ended March 31, 2015 and 2014, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2015 and December 31, 2014, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2015
U.S. Treasury and Agency Securities	$20,000	$—	$(80)	$19,920
Obligations of State and Political Subdivisions	151,288	7,546	(34)	158,800
Mortgage-backed Securities - Residential	437,920	5,015	(2,430)	440,505
Equity Securities	353	—	—	353
Total	$609,561	$12,561	$(2,544)	$619,578

December 31, 2014
U.S. Treasury and Agency Securities	$20,000	$—	$(439)	$19,561
Obligations of State and Political Subdivisions	147,321	6,515	(59)	153,777
Mortgage-backed Securities - Residential	458,709	3,615	(5,020)	457,304
Equity Securities	353	—	—	353
Total	$626,383	$10,130	$(5,518)	$630,995

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2015 and December 31, 2014, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

March 31, 2015
Obligations of State and Political Subdivisions	$95	$—	$—	$95

December 31, 2014
Obligations of State and Political Subdivisions	$184	$2	$—	$186

The amortized cost and fair value of Securities at March 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$4,692	$4,740
Due after one year through five years	16,972	17,096
Due after five years through ten years	74,720	78,267
Due after ten years	74,904	78,617
Mortgage-backed Securities - Residential	437,920	440,505
Equity Securities	353	353
Total	$609,561	$619,578

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Securities Held-to-Maturity:	Carrying Amount	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	95	95
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$95	$95

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Proceeds from Sales	$9,808	$254
Gross Gains on Sales	463	228
Income Taxes on Gross Gains	162	80

Below is a summary of securities with unrealized losses as of March 31, 2015 and December 31, 2014, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$19,920	$(80)	$19,920	$(80)
Obligations of State and Political Subdivisions	3,392	(31)	357	(3)	3,749	(34)
Mortgage-backed Securities - Residential	39,548	(98)	156,304	(2,332)	195,852	(2,430)
Equity Securities	—	—	—	—	—	—
Total	$42,940	$(129)	$176,581	$(2,415)	$219,521	$(2,544)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$19,561	$(439)	$19,561	$(439)
Obligations of State and Political Subdivisions	3,765	(25)	4,298	(34)	8,063	(59)
Mortgage-backed Securities - Residential	26,606	(191)	209,679	(4,829)	236,285	(5,020)
Equity Securities	—	—	—	—	—	—
Total	$30,371	$(216)	$233,538	$(5,302)	$263,909	$(5,518)

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
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $19.9 million at March 31, 2015 and $23.1 million at December 31, 2014. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$19,901	$853	$23,104	$507

Included in Other Liabilities:
Interest Rate Swaps	$19,901	$889	$23,104	$508

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2015	2014
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—
Included in Other Income / (Expense)	58	(38)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans

Loans were comprised of the following classifications at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Commercial:
Commercial and Industrial Loans and Leases	$388,249	$380,079
Commercial Real Estate Loans	581,394	583,086
Agricultural Loans	212,735	216,774
Retail:
Home Equity Loans	86,155	86,234
Consumer Loans	45,952	48,613
Residential Mortgage Loans	136,399	137,204
Subtotal	1,450,884	1,451,990
Less: Unearned Income	(3,871)	(4,008)
Allowance for Loan Losses	(15,169)	(14,929)
Loans, Net	$1,431,844	$1,433,053

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2015 and 2014:

March 31, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	101	(52)	19	72	35	88	(13)	250
Recoveries	41	8	—	—	100	2	—	151
Loans Charged-off	(22)	—	—	—	(100)	(39)	—	(161)
Ending Balance	$4,747	$7,229	$1,142	$318	$389	$673	$671	$15,169

March 31, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	1,322	(1,057)	(16)	—	48	7	46	350
Recoveries	69	703	—	—	47	4	—	823
Loans Charged-off	—	(111)	—	(30)	(97)	(35)	—	(273)
Ending Balance	$5,374	$7,870	$930	$209	$186	$257	$658	$15,484

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
March 31, 2015
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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2015 and December 31, 2014:

March 31, 2015	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,569	$129	$1,440	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,546	4,618	5,779	1,142	318	389	629	671
Acquired with Deteriorated Credit Quality	54	—	10	—	—	—	44	—
Total Ending Allowance Balance	$15,169	$4,747	$7,229	$1,142	$318	$389	$673	$671

Loans:
Loans Individually Evaluated for Impairment	$6,108	$2,165	$3,943	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,442,756	386,665	572,723	215,560	86,484	46,073	135,251	n/m(2)
Loans Acquired with Deteriorated Credit Quality	7,966	396	6,070	—	—	—	1,500	n/m(2)
Total Ending Loans Balance(1)	$1,456,830	$389,226	$582,736	$215,560	$86,484	$46,073	$136,751	n/m(2)

(1)Total recorded investment in loans includes $5,946 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2014	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,532	$87	$1,445	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,343	4,540	5,818	1,123	246	354	578	684
Acquired with Deteriorated Credit Quality	54	—	10	—	—	—	44	—
Total Ending Allowance Balance	$14,929	$4,627	$7,273	$1,123	$246	$354	$622	$684

Loans:
Loans Individually Evaluated for Impairment	$6,044	$1,964	$4,080	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,443,363	378,533	573,961	219,640	86,570	48,614	136,045	n/m(2)
Loans Acquired with Deteriorated Credit Quality	8,361	354	6,385	—	—	118	1,504	n/m(2)
Total Ending Loans Balance(1)	$1,457,768	$380,851	$584,426	$219,640	$86,570	$48,732	$137,549	n/m(2)

(1)Total recorded investment in loans includes $5,778 in accrued interest.
(2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$288	$263	$—
Commercial Real Estate Loans	1,660	1,282	—
Agricultural Loans	—	—	—
Subtotal	1,948	1,545	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,897	1,902	129
Commercial Real Estate Loans	3,613	2,948	1,450
Agricultural Loans	—	—	—
Subtotal	5,510	4,850	1,579
Total	$7,458	$6,395	$1,579

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$190	$90	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$747	$197	$10

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2014	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,887	$1,877	$—
Commercial Real Estate Loans	1,944	1,447	—
Agricultural Loans	—	—	—
Subtotal	3,831	3,324	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	84	87	87
Commercial Real Estate Loans	3,653	2,975	1,455
Agricultural Loans	—	—	—
Subtotal	3,737	3,062	1,542
Total	$7,568	$6,386	$1,542

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$289	$133	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$759	$209	$10

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended March 31, 2015 and 2014:

March 31, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$324	$3	$3
Commercial Real Estate Loans	1,484	11	11
Agricultural Loans	—	—	—
Subtotal	1,808	14	14
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,934	23	25
Commercial Real Estate Loans	3,033	4	2
Agricultural Loans	—	—	—
Subtotal	4,967	27	27
Total	$6,775	$41	$41

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$204	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$298	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of March 31, 2015 and December 31, 2014:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	2015	2014	2015	2014
Commercial and Industrial Loans and Leases	$449	$161	$58	$68
Commercial Real Estate Loans	3,233	3,460	—	—
Agricultural Loans	—	—	76	75
Home Equity Loans	302	268	—	—
Consumer Loans	58	196	—	—
Residential Mortgage Loans	1,901	1,885	—	—
Total	$5,943	$5,970	$134	$143
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$977	$1,154	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$389,226	$528	$—	$431	$959	$388,267
Commercial Real Estate Loans	582,736	757	118	611	1,486	581,250
Agricultural Loans	215,560	401	—	76	477	215,083
Home Equity Loans	86,484	228	42	302	572	85,912
Consumer Loans	46,073	190	45	56	291	45,782
Residential Mortgage Loans	136,751	2,765	141	1,742	4,648	132,103
Total(1)	$1,456,830	$4,869	$346	$3,218	$8,433	$1,448,397
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,966	$—	$—	$613	$613	$7,353

(1)Total recorded investment in loans includes $5,946 in accrued interest.

December 31, 2014	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$380,851	$628	$—	$148	$776	$380,075
Commercial Real Estate Loans	584,426	504	10	753	1,267	583,159
Agricultural Loans	219,640	25	—	75	100	219,540
Home Equity Loans	86,570	197	4	268	469	86,101
Consumer Loans	48,732	132	28	75	235	48,497
Residential Mortgage Loans	137,549	2,046	329	1,720	4,095	133,454
Total(1)	$1,457,768	$3,532	$371	$3,039	$6,942	$1,450,826
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$8,361	$—	$—	$648	$648	$7,713

(1)Total recorded investment in loans includes $5,778 in accrued interest.

Troubled Debt Restructurings:

In certain instances, the Company may choose to restructure the contractual terms of loans. A troubled debt restructuring occurs when the Company grants a concession to the borrower that it would not otherwise consider due to a borrower’s financial difficulty.   In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the Company’s internal underwriting policy. The Company uses the same methodology for loans acquired with deteriorated credit quality as for all other loans when determining whether the loan is a troubled debt restructuring.

During the three months ended March 31, 2015, there were no loans modified as troubled debt restructurings. During the three months ended March 31, 2014, there was one loan modified as troubled debt restructuring. The modification of the terms of this loan included a permanent reduction of the recorded investment in the loan. There were no troubled debt restructurings for the three months ended March 31, 2015 and the year ended December 31, 2014 for loans acquired with deteriorated credit quality at the time of acquisition.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the recorded investment of troubled debt restructurings by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,726	$1,721	$5
Commercial Real Estate Loans	2,860	1,001	1,859
Total	$4,586	$2,722	$1,864

December 31, 2014	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,809	$1,803	$6
Commercial Real Estate Loans	2,841	960	1,881
Total	$4,650	$2,763	$1,887

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company had not committed to lending any additional amounts as of March 31, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2015 and 2014:

March 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending March 31, 2015.

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

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2015 and 2014:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
March 31, 2015
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	1	95
Total	1	$95

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending March 31, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$360,305	$17,144	$11,777	$—	$389,226
Commercial Real Estate Loans	544,672	23,505	14,559	—	582,736
Agricultural Loans	210,312	4,793	455	—	215,560
Total	$1,115,289	$45,442	$26,791	$—	$1,187,522
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$660	$1,740	$4,066	$—	$6,466

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$351,250	$18,387	$11,214	$—	$380,851
Commercial Real Estate Loans	545,804	23,421	15,201	—	584,426
Agricultural Loans	214,974	4,211	455	—	219,640
Total	$1,112,028	$46,019	$26,870	$—	$1,184,917
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$651	$1,697	$4,391	$—	$6,739

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of March 31, 2015 and December 31, 2014:

March 31, 2015	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$86,182	$46,015	$134,850
Nonperforming	302	58	1,901
Total	$86,484	$46,073	$136,751
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$1,500

December 31, 2014	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$86,302	$48,536	$135,664
Nonperforming	268	196	1,885
Total	$86,570	$48,732	$137,549
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$118	$1,504

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

March 31, 2015

Commercial and Industrial Loans	$396
Commercial Real Estate Loans	6,070
Home Equity Loans	—
Consumer Loans	—
Residential Mortgage Loans	1,500
Total	$7,966

Carrying Amount, Net of Allowance	$7,912

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2014

Commercial and Industrial Loans	$354
Commercial Real Estate Loans	6,385
Home Equity Loans	—
Consumer Loans	118
Residential Mortgage Loans	1,504
Total	$8,361

Carrying Amount, Net of Allowance	$8,307

Accretable yield, or income expected to be collected, is as follows:

	2015	2014

Balance at January 1	$1,685	$1,279
New Loans Purchased	—	—
Accretion of Income	(59)	(78)
Reclassifications from Non-accretable Difference	—	—
Charge-off of Accretable Yield	—	—
Balance at March 31	$1,626	$1,201

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2015 and 2014. No allowances for loan losses were reversed during the same period.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $148 as of March 31, 2015 and $288 as of December 31, 2014.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at March 31, 2015. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by German American Financial Advisors & Trust Company. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Segment Information (continued)

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the three segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the column labeled “Other” below, along with amounts to eliminate transactions between segments.

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2015
Net Interest Income	$18,641	$4	$1	$(97)	$18,549
Net Gains on Sales of Loans	749	—	—	—	749
Net Gains on Securities	463	—	—	—	463
Trust and Investment Product Fees	1	983	—	—	984
Insurance Revenues	10	17	2,518	—	2,545
Noncash Items:
Provision for Loan Losses	250	—	—	—	250
Depreciation and Amortization	1,052	5	27	37	1,121
Income Tax Expense (Benefit)	3,063	(1)	420	(180)	3,302
Segment Profit (Loss)	6,680	(9)	629	6	7,306
Segment Assets at March 31, 2015	2,245,296	11,361	6,889	(23,323)	2,240,223

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2014
Net Interest Income	$18,313	$4	$1	$(122)	$18,196
Net Gains on Sales of Loans	476	—	—	—	476
Net Gains on Securities	228	—	—	—	228
Trust and Investment Product Fees	2	920	—	—	922
Insurance Revenues	(3)	5	2,554	—	2,556
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	1,143	6	29	38	1,216
Income Tax Expense (Benefit)	2,490	(42)	501	(217)	2,732
Segment Profit (Loss)	5,698	(69)	718	(42)	6,305
Segment Assets at December 31, 2014	2,242,456	11,401	6,429	(23,187)	2,237,099

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 7 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of March 31, 2015, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three months ended March 31, 2015 and 2014.

NOTE 8 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2015, the Company has reserved 390,033 shares of common stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2015 and 2014, the Company granted no options, and accordingly, recorded no stock option expense related to option grants during the three months ended March 31, 2015 and 2014. The Company recorded no other stock compensation expense applicable to options during the three months ended March 31, 2015 and 2014 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense as all outstanding options were fully vested prior to March 31, 2015 and 2014.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2015 and 2014, the Company granted awards of 32,610 and 31,080 shares of restricted stock, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax effect for the periods presented:

	Three Months Ended March 31,
	2015	2014

Restricted Stock Expense	$234	$158
Cash Entitlement Expense	162	99
Tax Effect	(160)	(104)
Net of Tax	$236	$153

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,615 and $2,127 as of March 31, 2015 and 2014, respectively.

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
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Equity Plans and Equity Based Compensation (continued)

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2015 and 2014, nor was there any unrecognized compensation expense as of March 31, 2015 and 2014 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2015, the Company held $10.0 million in Level 3 securities which consist of $9.6 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans: Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor's required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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
March 31, 2015
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,920	$—	$19,920
Obligations of State and Political Subdivisions	—	149,198	9,602	158,800
Mortgage-backed Securities-Residential	—	440,505	—	440,505
Equity Securities	—	—	353	353
Total Securities	$—	$609,623	$9,955	$619,578

Loans Held-for-Sale	$—	$6,290	$—	$6,290

Derivative Assets	$—	$853	$—	$853

Derivative Liabilities	$—	$889	$—	$889

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,561	$—	$19,561
Obligations of State and Political Subdivisions	—	143,636	10,141	153,777
Mortgage-backed Securities-Residential	—	457,304	—	457,304
Equity Securities	—	—	353	353
Total Securities	$—	$620,501	$10,494	$630,995

Loans Held-for-Sale	$—	$6,311	$—	$6,311

Derivative Assets	$—	$507	$—	$507

Derivative Liabilities	$—	$508	$—	$508

There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2015 and December 31, 2014.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

At March 31, 2015, the aggregate fair value of the Loans Held-for-Sale was $6,290, aggregate contractual principal balance was $6,207 with a difference of $83. At December 31, 2014, the aggregate fair value of the Loans Held-for-Sale was $6,311, aggregate contractual principal balance was $6,227 with a difference of $84.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	Obligations of State and Political Subdivisions		Equity Securities
	2015	2014	2015	2014

Balance of Recurring Level 3 Assets at January 1	$10,141	$10,832	$353	$353
Total Gains or Losses (realized/unrealized) Included in Earnings	36	69	—	—
Maturities / Calls	(575)	(425)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at March 31	$9,602	$10,476	$353	$353

Of the total gain/loss included in earnings for the three months ended March 31, 2015, $36 was attributable to other changes in fair value. Of the total gain/loss included in earnings for the three months ended March 31, 2014, $69 was attributable to other changes in fair value. The three months ended March 31, 2015 and 2014 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$280	$280
Commercial Real Estate Loans	—	—	1,481	1,481
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	—	—

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans with Specific Allocations
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,504	1,504
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	68	68

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,300 with a valuation allowance of $1,539, resulting in an additional provision for loan losses of $37 for the period ended March 31, 2015. For the three months ended March 31, 2014, impaired loans resulted in an additional provision for loan losses of $863.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,043 with a valuation allowance of $1,539, resulting in an additional provision for loan losses of $261 for the year ended December 31, 2014.

Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $0 at March 31, 2015. No charge to earnings was included in the three months ended March 31, 2015 and 2014. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $68 at December 31, 2014. A charge to earnings through Other Operating Income of $104 was included in the year ended December 31, 2014.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

March 30, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$280	Sales comparison approach	Adjustment for differences between comparable sales	7%-100% (27%)
Impaired Loans - Commercial Real Estate Loans	$1,481	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-86% (71%)

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial Real Estate Loans	$1,504	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-86% (71%)
Other Real Estate - Commercial Real Estate Loans	$68	Sales comparison approach	Adjustment for physical condition of comparable properties sold	55% (55%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2015 and December 31, 2014. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$60,967	$34,277	$26,690	$—	$60,967
Securities Held-to-Maturity	95	—	95	—	95
Loans, Net	1,430,083	—	—	1,430,603	1,430,603
FHLB Stock and Other Restricted Stock	7,200	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,495	—	2,473	6,022	8,495
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,435,741)	(1,435,741)	—	—	(1,435,741)
Time Deposits	(364,658)	—	(366,015)	—	(366,015)
Short-term Borrowings	(114,261)	—	(114,261)	—	(114,261)
Long-term Debt	(64,564)	—	(60,238)	(5,353)	(65,591)
Accrued Interest Payable	(653)	—	(610)	(43)	(653)

		Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$42,546	$33,481	$9,065	$—	$42,546
Securities Held-to-Maturity	184	—	186	—	186
Loans, Net	1,431,549	—	—	1,432,622	1,432,622
FHLB Stock and Other Restricted Stock	7,040	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,162	—	2,240	5,922	8,162
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,446,336)	(1,446,336)	—	—	(1,446,336)
Time Deposits	(333,425)	—	(335,134)	—	(335,134)
Short-term Borrowings	(141,473)	—	(141,473)	—	(141,473)
Long-term Debt	(64,591)	—	(60,289)	(5,429)	(65,718)
Accrued Interest Payable	(754)	—	(704)	(50)	(754)

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014, net of tax:

March 31, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2015	$2,958	$—	$(68)	$2,890
Other Comprehensive Income (Loss) Before Reclassification	3,798	—	—	3,798
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(301)	—	—	(301)
Net Current Period Other Comprehensive Income (Loss)	3,497	—	—	3,497
Ending Balance at March 31, 2015	$6,455	$—	$(68)	$6,387

March 31, 2014	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2014	$(5,231)	$—	$(32)	$(5,263)
Other Comprehensive Income (Loss) Before Reclassification	2,412	—	—	2,412
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(148)	—	—	(148)
Net Current Period Other Comprehensive Income (Loss)	2,264	—	—	2,264
Ending Balance at March 31, 2014	$(2,967)	$—	$(32)	$(2,999)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(463)	Net (Gain) Loss on Securities
	162	Income Tax Expense
	(301)	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2015	$(301)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Other Comprehensive Income (Loss) (continued)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(228)	Net (Gain) Loss on Securities
	80	Income Tax Expense
	(148)	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2014	$(148)

NOTE 11 – Newly Issued Accounting Pronouncements

In January 2014, the FASB amended existing guidance clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods with in those annual periods, beginning after December 15, 2014. This update did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued guidance for accounting for investments in qualified affordable housing projects. The new guidance allows a limited liability investor that meets certain conditions to use the proportional amortization methods. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).

The Company adopted the proportional amortization method of accounting for its low income housing investments in the first quarter of 2015. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its consolidated financial statements; therefore, the Company did not adjust its prior period consolidated financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense on the consolidated statements of income for the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, the Company had investments in qualified housing projects totaling $5.9 million and $6.1 million, respectively. These investments are reported in the Accrued Interest Receivable and Other Assets line of the Consolidated Balance Sheet. The Company had an unfunded investment in qualified affordable housing investments of $4.8 million at March 31, 2015 and December 31, 2014, which are reported in the Accrued Interest Payable and Other Liabilities line of the Consolidated Balance Sheet. The Company recognized $128 of low income housing investment losses net of tax credits during the first quarter of 2015 through the income tax line of the Consolidated Statements of Income. Of the this amount, $161 was due to the adoption of the proportional amortization method. For the first quarter of 2014, the Company recognized $20 in the Other Operating Expense line and $35 benefit in the Income Tax Expense line of the Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American Bancorp, Inc., through its banking subsidiary German American Bancorp, operates 37 commercial and retail banking offices in 13 southern Indiana counties. The Company also owns a trust, brokerage, and financial planning subsidiary (German American Financial Advisors & Trust Company) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2015 and December 31, 2014 and the consolidated results of operations for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Net income for the quarter ended March 31, 2015 improved by $1,001,000 to $7,306,000, or $0.55 per share, as compared to the quarter ended March 31, 2014 net income of $6,305,000, or $0.48 per share representing an increase of 15% on a per share basis.

The Company’s first quarter 2015 earnings were positively impacted by improved levels of net interest income, non-interest income and non-interest expense as well as a lower level of provision for loan loss as compared with the same period of 2014. Net interest income increased $353,000, or 2%, in the three months ended March 31, 2015 compared with the same period of 2014. This improvement was driven by a higher level of earning assets due in large part to an increased loan portfolio. Non-interest income also increased $861,000, or 14%, in the three months ended March 31, 2015 compared with the same period of 2014 while non-interest expense declined $257,000, or 2%, during the quarter ended March 31, 2015 compared with the first quarter of 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for the Company presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this Report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments, and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale and income tax expense.

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

Specific allocations on impaired loans are determined by comparing the loan balance to the present value of expected cash flows or expected collateral proceeds. Allocations are also applied to categories of loans not considered individually impaired but for which the rate of loss is expected to be greater than historical averages, including non-performing consumer or residential real estate loans. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values.

General allocations are made for commercial and agricultural loans that are graded as substandard based on migration analysis techniques to determine historical average losses for similar types of loans. General allocations are also made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical average for loan losses for these portfolios, judgmentally adjusted for economic, external and internal factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in experience, ability and depth of lending management and staff. In setting our external and internal factors we also consider the overall level of the allowance for loan losses to total loans; our allowance coverage as compared to similar size bank holding companies; and regulatory requirements.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of March 31, 2015, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $2,544,000 and gross unrealized gains totaled approximately $12,561,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2015 improved by $1,001,000 to $7,306,000, or $0.55 per share, as compared to the quarter ended March 31, 2014 net income of $6,305,000, or $0.48 per share representing an increase of 15% on a per share basis.

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

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$16,508	$3	0.08%	$12,149	$3	0.10%
Securities:
Taxable	480,324	2,435	2.03%	506,337	2,759	2.18%
Non-taxable	155,525	1,944	5.00%	115,790	1,501	5.18%
Total Loans and Leases(2)	1,443,886	16,389	4.60%	1,371,361	16,018	4.73%
Total Interest Earning Assets	2,096,243	20,771	4.00%	2,005,637	20,281	4.08%
Other Assets	145,920			142,374
Less: Allowance for Loan Losses	(15,056)			(15,202)
Total Assets	$2,227,107			$2,132,809

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,016,288	$311	0.12%	$1,041,009	$321	0.13%
Time Deposits	359,844	682	0.77%	340,160	715	0.85%
FHLB Advances and Other Borrowings	170,049	458	1.09%	130,727	449	1.39%
Total Interest-bearing Liabilities	1,546,181	1,451	0.38%	1,511,896	1,485	0.40%
Demand Deposit Accounts	427,404			405,386
Other Liabilities	20,347			10,909
Total Liabilities	1,993,932			1,928,191
Shareholders’ Equity	233,175			204,618
Total Liabilities and Shareholders’ Equity	$2,227,107			$2,132,809

Cost of Funds			0.28%			0.30%
Net Interest Income		$19,320			$18,796
Net Interest Margin			3.72%			3.78%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $353,000 or 2% (an increase of $524,000 or 3% on a tax-equivalent basis) for the quarter ended March 31, 2015 compared with the same quarter of 2014. The increased level of net interest income during the first quarter of 2015 compared with the first quarter of 2014 was driven by a higher level of earning assets and in particular growth of the loan portfolio.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.72% for the first quarter of 2015 compared to 3.78% during the first quarter of 2014.  The yield on earning assets totaled 4.00% during the quarter ended March 31, 2015 compared to 4.08% in the same period of 2014 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.28% during the quarter ended March 31, 2015 compared to 0.30% in the same period of 2014.

The decline in the net interest margin in the first quarter of 2015 compared with the first quarter of 2014 was largely attributable to the continued downward pressure on earning asset yields being driven by the low market interest rate environment and a competitive marketplace for lending opportunities. Partially mitigating the decline in earning asset yields was the continued decline in the Company's cost of funds. Accretion of loan discounts on acquired loans contributed approximately 7 basis points on an annualized basis to the net interest margin in the first quarter of 2015 and approximately 5 basis points in the first quarter of 2014.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2015, the provision for loan loss totaled $250,000 representing a decline of $100,000, or 29%, from the provision during the first quarter of 2014. During the first quarter of 2015, the provision for loan loss represented approximately 7 basis points of average loans on an annualized basis compared with 10 basis points of average loans on an annualized basis during the first quarter of 2014.

The Company had net charge-offs of $10,000 or less than 1 basis point on an annualized basis of average loans outstanding during the three months ended March 31, 2015, compared with net recoveries of $550,000 or 0.16% on an annualized basis of average loans outstanding during the same period of 2014.

The provision for loan losses made during the three months ended March 31, 2015 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2015, non-interest income totaled $7,142,000, an increase of $861,000, or 14%, compared with the first quarter of 2014.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Trust and Investment Product Fees	$984	$922	$62	7%
Service Charges on Deposit Accounts	1,137	1,061	76	7
Insurance Revenues	2,545	2,556	(11)	—
Company Owned Life Insurance	205	201	4	2
Interchange Fee Income	483	447	36	8
Other Operating Income	576	390	186	48
Subtotal	5,930	5,577	353	6
Net Gains on Sales of Loans	749	476	273	57
Net Gains on Securities	463	228	235	103
Total Non-interest Income	$7,142	$6,281	$861	14

Insurance revenues decreased $11,000, or less than 1%, during the quarter ended March 31, 2015 compared with the first quarter of 2014. Contingency revenue during the first quarter of 2015 totaled $949,000 compared with $1,050,000 during the first quarter of 2014. The fluctuation in contingency revenue is a normal course of business type of variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Other operating income increased $186,000, or 48%, during the first quarter of 2015 compared with compared with the first quarter of 2014. The variance was largely related to fees and fair value adjustments associated with interest rate swap transactions with loan customers.

Net gains on sales of loans increased $273,000, or 57%, during the first quarter of 2015 compared with the first quarter of 2014. Loan sales totaled $32.7 million during the first quarter of 2015 compared with $21.9 million during the first quarter of 2014.

During the first quarter of 2015, the Company realized a net gain on the sale of securities of $463,000 related to the sale of $9.3 million of securities compared with a net gain of $228,000 related to the sale of $3.3 million of securities during the first quarter of 2014.

Non-interest Expense:

During the quarter ended March 31, 2015, non-interest expense totaled $14,833,000, a decline of $257,000, or 2%, compared with the first quarter of 2014.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Salaries and Employee Benefits	$8,825	$8,424	$401	5%
Occupancy, Furniture and Equipment Expense	1,705	1,825	(120)	(7)
FDIC Premiums	282	275	7	3
Data Processing Fees	837	1,010	(173)	(17)
Professional Fees	644	692	(48)	(7)
Advertising and Promotion	443	478	(35)	(7)
Intangible Amortization	245	348	(103)	(30)
Other Operating Expenses	1,852	2,038	(186)	(9)
Total Non-interest Expense	$14,833	$15,090	$(257)	(2)

Salaries and benefits increased $401,000, or 5%, during the quarter ended March 31, 2015 compared with the first quarter of 2014. The increase in salaries and benefits during the first quarter of 2015 compared the same period of 2014 was primarily related to performance-based incentive plan costs.

Occupancy, furniture and equipment expense decreased $120,000, or 7%, during the quarter ended March 31, 2015 compared with the first quarter of 2014. The decrease was largely associated with weather related expenses and the opening of a full service financial center in Columbus, Indiana in the prior year.

Data processing fees decreased $173,000, or 17%, during the first quarter of 2015 compared with the same quarter of 2014. The decrease was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms in the first quarter of 2014.

Intangible amortization declined $103,000, or 30%, during the quarter ended March 31, 2015 compared with the first quarter of 2014. The decline was attributable to lower levels of amortization of core deposit intangible from previous banking acquisition transactions.

Other operating expenses decreased $186,000, or 9%, during the first quarter of 2015 compared with the first quarter of 2014. The decrease was primarily attributable to a lower level of collection costs in the first quarter of 2015 compared with the first quarter of 2014.

Income Taxes:

The Company’s effective income tax rate was 31.1% and 30.2% during the three months ended March 31, 2015 and 2014. The effective tax rate in both periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at March 31, 2015 increased $3.1 million to $2.240 billion compared with $2.237 billion in total assets at December 31, 2014.

March 31, 2015 loans outstanding decreased by $1.1 million, or less than 1% on an annualized basis, compared with year-end 2014. The modest reduction in loans during the first quarter of 2015 compared with year-end 2014 was largely related to a seasonal decline in agricultural loans.

End of Period Loan Balances: (dollars in thousands)	March 31, 2015	December 31, 2014	Current Period Change
Commercial & Industrial Loans	$388,249	$380,079	$8,170
Commercial Real Estate Loans	581,394	583,086	(1,692)
Agricultural Loans	212,735	216,774	(4,039)
Home Equity & Consumer Loans	132,107	134,847	(2,740)
Residential Mortgage Loans	136,399	137,204	(805)
Total Loans	$1,450,884	$1,451,990	$(1,106)

The Company’s allowance for loan losses totaled $15.2 million at March 31, 2015 representing an increase of $240,000, or 6% on an annualized basis, from December 31, 2014.  The allowance for loan losses represented 1.05% of period-end loans at March 31, 2015 compared with 1.03% of period-end loans at December 31, 2014.

Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $3.7 million as of March 31, 2015 and $4.1 million at year-end 2014.

The following is an analysis of the Company’s non-performing assets at March 31, 2015 and December 31, 2014:

Non-performing Assets: (dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual Loans	$5,943	$5,970
Past Due Loans (90 days or more and still accruing)	131	140
Total Non-performing Loans	6,074	6,110
Other Real Estate	324	356
Total Non-performing Assets	$6,398	$6,466

Restructured Loans	$2,686	$2,726

Non-performing Loans to Total Loans	0.42%	0.42%
Allowance for Loan Loss to Non-performing Loans	249.74%	244.34%

Non-performing assets totaled $6.4 million, or 0.29% of total assets at March 31, 2015 compared to $6.5 million, or 0.29% of total assets at December 31, 2014.  Non-performing loans totaled $6.1 million or 0.42% of total loans at March 31, 2015 and December 31, 2014.

Non-accrual commercial real estate loans totaled $3.2 million at March 31, 2015 representing a decline of $227,000, or 7%, from the $3.5 million of non-accrual commercial real estate loans at year-end 2014.  Non-accrual commercial real estate loans represented 54% of the total non-performing loans at March 31, 2015 compared to 58% of total non-performing loans at year-end 2014. There were no non-accrual agricultural loans at March 31, 2015 or December 31, 2014. Non-accrual commercial and industrial loans totaled 8% of non-performing loans at March 31, 2015 compared to 3% at year-end 2014. Non-accrual home equity loans totaled 5% of non-performing loans at March 31, 2015 compared with 4% at year-end 2014. Non-accrual consumer loans totaled 1% of non-performing loans at March 31, 2015 compared with 3% at year-end 2014. Non-accrual residential mortgage loans totaled $1.9 million at March 31, 2015 and at year-end 2014.  Non-accrual residential mortgage loans represented 32% of the total non-performing loans at March 31, 2015 and at year-end 2014.

At March 31, 2015, there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.8 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2014. The borrower has made all contractual payments due during 2015 and the principal balance of this relationship was reduced by $23,000 during the three months of 2015.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2014 or during the first three months of 2015.  The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $977,000 at March 31, 2015 compared with $1,154,000 at December 31, 2014. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 16% of total non-performing loans at March 31, 2015 and 19% at December 31, 2014.

Past due purchased loans with evidence of credit deterioration since origination totaled $613,000 at March 31, 2015 and $648,000 at year-end 2014.  Past due purchased loans with evidence of credit deterioration since origination represented approximately 7% of total past due loans at March 31, 2015 and approximately 9% of total past due loans at year-end 2014.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $4.0 million at March 31, 2015 compared with $4.4 million at December 31, 2014. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 15% of total adversely classified loans at March 31, 2015 compared with approximately 16% of total adversely classified loans at year-end 2014.

Loan impairment is reported when full repayment under the terms of the loan is not expected.  If a loan is impaired, a portion of the allowance is specifically allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Total deposits increased $20.6 million, or 5% on an annualized basis, as of March 31, 2015 compared with December 31, 2014 total deposits.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2015	December 31, 2014	Current Period Change
Non-interest-bearing Demand Deposits	$426,373	$428,016	$(1,643)
Interest-bearing Demand, Savings, & Money Market Accounts	1,009,368	1,018,320	(8,952)
Time Deposits < $100,000	193,665	198,916	(5,251)
Time Deposits of $100,000 or more	170,993	134,509	36,484
Total Deposits	$1,800,399	$1,779,761	$20,638

Capital Resources:

As of March 31, 2015, shareholders’ equity increased by $8.8 million, or 15% on an annualized basis, to $237.6 million compared with $228.8 million at year-end 2014. The increase in shareholders’ equity was primarily attributable to an increase of $5.1 million in retained earnings and an increase of $3.5 million in accumulated other comprehensive income related to an increase in net unrealized gains in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 10.6% of total assets at March 31, 2015 and 10.2% of total assets at December 31, 2014. Shareholders’ equity included $22.4 million of goodwill and other intangible assets at March 31, 2015 compared to $22.6 million of goodwill and other intangible assets at year-end 2014.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of March 31, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company will be required to maintain a capital conservation buffer above the adequately capitalized Common Equity Tier 1 capital ratio. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At March 31, 2015, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The tables below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2015 Ratio (1)	12/31/2014 Ratio	Minimum for Capital Adequacy Purposes (2)	Well-Capitalized Guidelines (2)
Common Equity Tier 1 Capital Ratio
Consolidated	12.89%	N/A	4.50%	N/A
Bank	11.70%	N/A	4.50%	6.50%
Tier 1 Capital Ratio
Consolidated	13.20%	12.95%	6.00%	N/A
Bank	11.70%	11.64%	6.00%	8.00%
Total Capital Ratio
Consolidated	14.13%	13.88%	8.00%	N/A
Bank	12.63%	12.57%	8.00%	10.00%
Tier 1 Leverage Ratio
Consolidated	9.81%	9.57%	4.00%	N/A
Bank	8.71%	8.59%	4.00%	5.00%
(1)The 3/31/2015 capital ratios are calculated based on the new Basel III regulatory capital framework.
(2)The Minimum for Capital Adequacy Purposes and Well-Capitalized Guidelines are based on the new Basel III regulatory capital framework.

Under the the final rules provided for by Basel III, accumulated other comprehensive income ("AOCI") is to be included in a banking organization's Common Tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was to be made in the first regulatory filings (call report and FRY-9) that were made after the banking organizations became subject to the final rules. The Company elected to opt-out and continue the existing treatment of AOCI for regulatory capital purposes. For additional information, also see the discussion in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $18.4 million during the three months ended March 31, 2015 ending at $60.9 million.  During the three months ended March 31, 2015, operating activities resulted in net cash inflows of $10.0 million. Investing activities resulted in net cash inflows of $17.3 million during the three months ended March 31, 2015.  Financing activities resulted in net cash outflows for the three months ended March 31, 2015 of $8.9 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2015, the parent company had approximately $21.3 million of cash and cash equivalents available to meet its cash flow needs.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in this Item 2 list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities; risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations; factors driving impairment charges on investments; the impact, extent and timing of technological changes; potential cyber-attacks, information security breaches and other criminal activities; litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future; actions of the Federal Reserve Board; changes in accounting principles and interpretations; potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary; actions of the regulatory authorities under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements.

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2014, and other SEC filings from time to time, when considering any forward-looking statement.

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

Computations for measuring both net interest income and NPV are based on a number of assumptions, including the relative levels of market interest rates and prepayments in mortgage loans and certain types of investments. These computations do not contemplate any actions management may undertake in response to changes in interest rates, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the method of computing both net interest income and NPV. Should interest rates remain or decrease below current levels, the proportion of adjustable rate loans could decrease in future periods due to refinancing activity. In the event of an interest rate change, prepayment levels would likely be different from those assumed in the modeling. Lastly, the ability of many borrowers to repay their adjustable rate debt may decline during a rising interest rate environment.

The Company from time to time utilizes derivatives to manage interest rate risk. Management continuously evaluates the merits of such interest rate risk products but does not anticipate the use of such products to become a major part of the Company’s risk management strategy.

The table below provides an assessment of the risk to net interest income over the next 12 months in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2015 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$68,778	(7.60)%
+1%	71,512	(4.00)%
Base	74,471	—
-1%	72,564	(2.60)%
-2%	70,871	(4.80)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2015 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity. As an example, a gradual change in rates compared with a sudden and significant change in interest rates can impact rate movement of the Company’s variable rate commercial and agricultural loan portfolio due to the Company’s extensive utilization of interest rate floors in its commercial and agricultural portfolio.

The Company’s loan portfolio as of March 31, 2015 totaled approximately $1.45 billion of which approximately $1.2 billion were commercial and industrial, commercial real estate, and agricultural loans and leases. Within the commercial and agricultural portfolio, approximately 25% were fixed rate and 75% were variable rate loans. Of the commercial and agricultural variable rate loans, approximately one-third are currently at their interest rate floors, which are, on a weighted average basis, approximately 75 basis points above their fully indexed rate based on current market interest rates.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2015 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$249,583	(9.36)%	11.81%	(61) b.p.
+1%	262,818	(4.56)%	12.14%	(28) b.p.
Base	275,365	—	12.42%	—
-1%	245,233	(10.94)%	10.91%	(151) b.p.
-2%	203,613	(26.06)%	9.02%	(340) b.p.

This Item 3 includes forward-looking statements. See “Forward-looking Statements and Associated Risks” included in Part I, Item 2 of this Report for a discussion of certain factors that could cause the Company’s actual exposure to market risk to vary materially from that expressed or implied above. These factors include possible changes in economic conditions; interest rate fluctuations, competitive product and pricing pressures within the Company’s markets; and equity and fixed income market fluctuations. Actual experience may also vary materially to the extent that the Company’s assumptions described above prove to be inaccurate.

Item 4.  Controls and Procedures

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
1/1/15 – 1/31/15	—	—	—	272,789
2/1/15 – 2/28/15	—	—	—	272,789
3/1/15 – 3/31/15	—	—	—	272,789
	—	—	—

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2015 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2015.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 11, 2015	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer

Date: May 11, 2015	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011.
3.2+	Restated Bylaws of German American Bancorp, Inc., as amended and restated July 27, 2009.
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
10.1*
Description of Executive Management Incentive Plan for 2015 adopted by the Board of Directors on February 23, 2014, is incorporated by reference from the description included in Exhibit 5.02 of the Registrant's Current Report on Form 8-K filed February 27, 2015.

10.2* **
Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during February 2015 pursuant to the Management Long-Term Incentive Plan component of the 2014 Executive Management Incentive Plan with respect to the performance period ended December 31, 2014.

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
101**+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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