Form 10-Q
period 2015-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2015-08-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2015
Common Shares, no par value	13,259,594

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and Due from Banks	$31,538	$33,481
Federal Funds Sold and Other Short-term Investments	20,729	8,965
Cash and Cash Equivalents	52,267	42,446

Interest-bearing Time Deposits with Banks	100	100
Securities Available-for-Sale, at Fair Value	618,796	630,995
Securities Held-to-Maturity, at Cost (Fair value of $95 and $186 on June 30, 2015 and December 31, 2014, respectively)	95	184

Loans Held-for-Sale, at Fair Value	10,622	6,311

Loans	1,476,468	1,451,990
Less: Unearned Income	(3,822)	(4,008)
Allowance for Loan Losses	(15,258)	(14,929)
Loans, Net	1,457,388	1,433,053

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,122	7,040
Premises, Furniture and Equipment, Net	38,707	39,930
Other Real Estate	317	356
Goodwill	20,536	20,536
Intangible Assets	1,627	2,074
Company Owned Life Insurance	32,467	32,043
Accrued Interest Receivable and Other Assets	18,642	22,031
TOTAL ASSETS	$2,259,686	$2,237,099

LIABILITIES
Non-interest-bearing Demand Deposits	$425,547	$428,016
Interest-bearing Demand, Savings, and Money Market Accounts	1,014,013	1,018,320
Time Deposits	323,205	333,425
Total Deposits	1,762,765	1,779,761

FHLB Advances and Other Borrowings	240,072	206,064
Accrued Interest Payable and Other Liabilities	19,799	22,450
TOTAL LIABILITIES	2,022,636	2,008,275

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,259	13,216
Additional Paid-in Capital	109,178	108,660
Retained Earnings	114,190	104,058
Accumulated Other Comprehensive Income	423	2,890
TOTAL SHAREHOLDERS’ EQUITY	237,050	228,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,259,686	$2,237,099
End of period shares issued and outstanding	13,259,594	13,215,800

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2015	2014
INTEREST INCOME
Interest and Fees on Loans	$16,537	$16,142
Interest on Federal Funds Sold and Other Short-term Investments	4	3
Interest and Dividends on Securities:
Taxable	2,219	2,654
Non-taxable	1,418	1,026
TOTAL INTEREST INCOME	20,178	19,825

INTEREST EXPENSE
Interest on Deposits	1,022	1,037
Interest on FHLB Advances and Other Borrowings	450	467
TOTAL INTEREST EXPENSE	1,472	1,504

NET INTEREST INCOME	18,706	18,321
Provision for Loan Losses	250	200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,456	18,121

NON-INTEREST INCOME
Trust and Investment Product Fees	939	905
Service Charges on Deposit Accounts	1,220	1,191
Insurance Revenues	1,515	1,482
Company Owned Life Insurance	207	192
Interchange Fee Income	563	512
Other Operating Income	631	590
Net Gains on Sales of Loans	784	386
Net Gains on Securities	262	244
TOTAL NON-INTEREST INCOME	6,121	5,502

NON-INTEREST EXPENSE
Salaries and Employee Benefits	8,259	7,886
Occupancy Expense	1,201	1,198
Furniture and Equipment Expense	482	500
FDIC Premiums	284	276
Data Processing Fees	870	947
Professional Fees	642	553
Advertising and Promotion	484	544
Intangible Amortization	202	325
Other Operating Expenses	1,891	1,910
TOTAL NON-INTEREST EXPENSE	14,315	14,139

Income before Income Taxes	10,262	9,484
Income Tax Expense	2,937	2,797
NET INCOME	$7,325	$6,687

Basic Earnings Per Share	$0.55	$0.51
Diluted Earnings Per Share	$0.55	$0.51

Dividends Per Share	$0.17	$0.16

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2015	2014
INTEREST INCOME
Interest and Fees on Loans	$32,836	$32,086
Interest on Federal Funds Sold and Other Short-term Investments	7	6
Interest and Dividends on Securities:
Taxable	4,654	5,413
Non-taxable	2,681	2,001
TOTAL INTEREST INCOME	40,178	39,506

INTEREST EXPENSE
Interest on Deposits	2,015	2,073
Interest on FHLB Advances and Other Borrowings	908	916
TOTAL INTEREST EXPENSE	2,923	2,989

NET INTEREST INCOME	37,255	36,517
Provision for Loan Losses	500	550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,755	35,967

NON-INTEREST INCOME
Trust and Investment Product Fees	1,923	1,827
Service Charges on Deposit Accounts	2,357	2,252
Insurance Revenues	4,060	4,038
Company Owned Life Insurance	412	393
Interchange Fee Income	1,046	959
Other Operating Income	1,207	980
Net Gains on Sales of Loans	1,533	862
Net Gains on Securities	725	472
TOTAL NON-INTEREST INCOME	13,263	11,783

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,084	16,310
Occupancy Expense	2,427	2,514
Furniture and Equipment Expense	961	1,009
FDIC Premiums	566	551
Data Processing Fees	1,707	1,957
Professional Fees	1,286	1,245
Advertising and Promotion	927	1,022
Intangible Amortization	447	673
Other Operating Expenses	3,743	3,948
TOTAL NON-INTEREST EXPENSE	29,148	29,229

Income before Income Taxes	20,870	18,521
Income Tax Expense	6,239	5,529
NET INCOME	$14,631	$12,992

Basic Earnings Per Share	$1.11	$0.98
Diluted Earnings Per Share	$1.10	$0.98

Dividends Per Share	$0.34	$0.32

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2015	2014

NET INCOME	$7,325	$6,687

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	(8,955)	4,647
Reclassification Adjustment for Losses (Gains) Included in Net Income	(262)	(244)
Tax Effect	3,253	(1,566)
Net of Tax	(5,964)	2,837

Total Other Comprehensive Income (Loss)	(5,964)	2,837

COMPREHENSIVE INCOME	$1,361	$9,524

	Six Months Ended June 30,
	2015	2014

NET INCOME	$14,631	$12,992

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	(3,087)	8,380
Reclassification Adjustment for Losses (Gains) Included in Net Income	(725)	(472)
Tax Effect	1,345	(2,807)
Net of Tax	(2,467)	5,101

Total Other Comprehensive Income (Loss)	(2,467)	5,101

COMPREHENSIVE INCOME	$12,164	$18,093

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,631	$12,992
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,225	976
Depreciation and Amortization	2,207	2,422
Loans Originated for Sale	(76,344)	(43,022)
Proceeds from Sales of Loans Held-for-Sale	73,482	44,295
Provision for Loan Losses	500	550
Gain on Sale of Loans, net	(1,533)	(862)
Gain on Securities, net	(725)	(472)
Loss on Sales of Other Real Estate and Repossessed Assets	37	44
Loss on Disposition and Impairment of Premises and Equipment	29	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(424)	(413)
Equity Based Compensation	509	320
Change in Assets and Liabilities:
Interest Receivable and Other Assets	3,472	(4,120)
Interest Payable and Other Liabilities	(1,306)	520
Net Cash from Operating Activities	15,760	13,230

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	50,842	41,415
Proceeds from Sales of Securities Available-for-Sale	18,999	7,237
Purchase of Securities Available-for-Sale	(61,954)	(47,284)
Proceeds from Maturities of Securities Held-to-Maturity	89	84
Purchase of Federal Home Loan Bank Stock	(1,082)	(92)
Purchase of Loans	(1,852)	—
Loans Made to Customers, net of Payments Received	(23,781)	(27,673)
Proceeds from Sales of Other Real Estate	800	1,036
Property and Equipment Expenditures	(499)	(1,743)
Net Cash from Investing Activities	(18,438)	(27,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(16,988)	(69,757)
Change in Short-term Borrowings	29,021	64,453
Advances in Long-term Debt	25,000	21,500
Repayments of Long-term Debt	(20,087)	(1,252)
Issuance of Common Stock	52	50
Dividends Paid	(4,499)	(4,222)
Net Cash from Financing Activities	12,499	10,772

Net Change in Cash and Cash Equivalents	9,821	(3,018)
Cash and Cash Equivalents at Beginning of Year	42,446	60,132
Cash and Cash Equivalents at End of Year	$52,267	$57,114

Cash Paid During the Year for
Interest	$2,996	$2,980
Income Taxes	2,976	1,769

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$798	$986
Securities Transferred to Accounts Receivable	—	(3,323)
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2015	2014
Basic Earnings per Share:
Net Income	$7,325	$6,687
Weighted Average Shares Outstanding	13,256,026	13,210,150
Basic Earnings per Share	$0.55	$0.51

Diluted Earnings per Share:
Net Income	$7,325	$6,687

Weighted Average Shares Outstanding	13,256,026	13,210,150
Potentially Dilutive Shares, Net	7,578	20,662
Diluted Weighted Average Shares Outstanding	13,263,604	13,230,812
Diluted Earnings per Share	$0.55	$0.51

For the three months ended June 30, 2015 and 2014, there were no anti-dilutive shares.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Six Months Ended June 30,
	2015	2014
Basic Earnings per Share:
Net Income	$14,631	$12,992
Weighted Average Shares Outstanding	13,238,836	13,194,754
Basic Earnings per Share	$1.11	$0.98

Diluted Earnings per Share:
Net Income	$14,631	$12,992

Weighted Average Shares Outstanding	13,238,836	13,194,754
Potentially Dilutive Shares, Net	7,523	21,330
Diluted Weighted Average Shares Outstanding	13,246,359	13,216,084
Diluted Earnings per Share	$1.10	$0.98

For the six months ended June 30, 2015 and 2014, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2015 and December 31, 2014, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2015
U.S. Treasury and Agency Securities	$10,000	$—	$(110)	$9,890
Obligations of State and Political Subdivisions	178,386	4,812	(1,110)	182,088
Mortgage-backed Securities - Residential	429,257	2,174	(4,966)	426,465
Equity Securities	353	—	—	353
Total	$617,996	$6,986	$(6,186)	$618,796

December 31, 2014
U.S. Treasury and Agency Securities	$20,000	$—	$(439)	$19,561
Obligations of State and Political Subdivisions	147,321	6,515	(59)	153,777
Mortgage-backed Securities - Residential	458,709	3,615	(5,020)	457,304
Equity Securities	353	—	—	353
Total	$626,383	$10,130	$(5,518)	$630,995

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2015 and December 31, 2014, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

June 30, 2015
Obligations of State and Political Subdivisions	$95	$—	$—	$95

December 31, 2014
Obligations of State and Political Subdivisions	$184	$2	$—	$186

The amortized cost and fair value of Securities at June 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$6,173	$6,270
Due after one year through five years	18,574	18,694
Due after five years through ten years	65,573	68,131
Due after ten years	98,066	98,883
Mortgage-backed Securities - Residential	429,257	426,465
Equity Securities	353	353
Total	$617,996	$618,796

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Securities Held-to-Maturity:	Carrying Amount	Fair Value

Due in one year or less	$95	$95
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$95	$95

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014

Proceeds from Sales	$9,191	$6,983
Gross Gains on Sales	262	244
Income Taxes on Gross Gains	92	85

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

Proceeds from Sales	$18,999	$7,237
Gross Gains on Sales	725	472
Income Taxes on Gross Gains	254	165

Below is a summary of securities with unrealized losses as of June 30, 2015 and December 31, 2014, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$9,890	$(110)	$9,890	$(110)
Obligations of State and Political Subdivisions	55,209	(1,102)	351	(8)	55,560	(1,110)
Mortgage-backed Securities - Residential	122,094	(1,134)	144,206	(3,832)	266,300	(4,966)
Equity Securities	—	—	—	—	—	—
Total	$177,303	$(2,236)	$154,447	$(3,950)	$331,750	$(6,186)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$19,561	$(439)	$19,561	$(439)
Obligations of State and Political Subdivisions	3,765	(25)	4,298	(34)	8,063	(59)
Mortgage-backed Securities - Residential	26,606	(191)	209,679	(4,829)	236,285	(5,020)
Equity Securities	—	—	—	—	—	—
Total	$30,371	$(216)	$233,538	$(5,302)	$263,909	$(5,518)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $21.2 million at June 30, 2015 and $23.1 million at December 31, 2014. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$21,192	$440	$23,104	$507

Included in Other Liabilities:
Interest Rate Swaps	$21,192	$401	$23,104	$508

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—	$—
Included in Other Income / (Expense)	107	116	165	78

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans

Loans were comprised of the following classifications at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Commercial:
Commercial and Industrial Loans and Leases	$396,741	$380,079
Commercial Real Estate Loans	584,426	583,086
Agricultural Loans	222,298	216,774
Retail:
Home Equity Loans	88,303	86,234
Consumer Loans	47,571	48,613
Residential Mortgage Loans	137,129	137,204
Subtotal	1,476,468	1,451,990
Less: Unearned Income	(3,822)	(4,008)
Allowance for Loan Losses	(15,258)	(14,929)
Loans, Net	$1,457,388	$1,433,053

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending June 30, 2015 and 2014:

June 30, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,747	$7,229	$1,142	$318	$389	$673	$671	$15,169
Provision for Loan Losses	(114)	54	81	57	5	128	39	250
Recoveries	26	43	—	6	54	9	—	138
Loans Charged-off	—	(11)	—	(31)	(66)	(191)	—	(299)
Ending Balance	$4,659	$7,315	$1,223	$350	$382	$619	$710	$15,258

June 30, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$5,374	$7,870	$930	$209	$186	$257	$658	$15,484
Provision for Loan Losses	365	(695)	86	181	171	255	(163)	200
Recoveries	9	27	—	42	39	4	—	121
Loans Charged-off	(87)	(3)	—	(14)	(70)	(81)	—	(255)
Ending Balance	$5,661	$7,199	$1,016	$418	$326	$435	$495	$15,550

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the six months ending June 30, 2015 and 2014:

June 30, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	(13)	2	100	129	40	216	26	500
Recoveries	67	51	—	6	154	11	—	289
Loans Charged-off	(22)	(11)	—	(31)	(166)	(230)	—	(460)
Ending Balance	$4,659	$7,315	$1,223	$350	$382	$619	$710	$15,258

June 30, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	1,687	(1,752)	70	181	219	262	(117)	550
Recoveries	78	730	—	42	86	8	—	944
Loans Charged-off	(87)	(114)	—	(44)	(167)	(116)	—	(528)
Ending Balance	$5,661	$7,199	$1,016	$418	$326	$435	$495	$15,550

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
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2015 and December 31, 2014:

June 30, 2015	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,603	$103	$1,500	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,645	4,556	5,805	1,223	350	382	619	710
Acquired with Deteriorated Credit Quality	10	—	10	—	—	—	—	—
Total Ending Allowance Balance	$15,258	$4,659	$7,315	$1,223	$350	$382	$619	$710

Loans:
Loans Individually Evaluated for Impairment	$6,065	$2,029	$4,024	$12	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,468,603	395,321	575,765	224,579	88,639	47,700	136,599	n/m(2)
Loans Acquired with Deteriorated Credit Quality	7,217	403	5,934	—	—	—	880	n/m(2)
Total Ending Loans Balance(1)	$1,481,885	$397,753	$585,723	$224,591	$88,639	$47,700	$137,479	n/m(2)

(1)Total recorded investment in loans includes $5,417 in accrued interest.
(2)n/m = not meaningful

December 31, 2014	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,532	$87	$1,445	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,343	4,540	5,818	1,123	246	354	578	684
Acquired with Deteriorated Credit Quality	54	—	10	—	—	—	44	—
Total Ending Allowance Balance	$14,929	$4,627	$7,273	$1,123	$246	$354	$622	$684

Loans:
Loans Individually Evaluated for Impairment	$6,044	$1,964	$4,080	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,443,363	378,533	573,961	219,640	86,570	48,614	136,045	n/m(2)
Loans Acquired with Deteriorated Credit Quality	8,361	354	6,385	—	—	118	1,504	n/m(2)
Total Ending Loans Balance(1)	$1,457,768	$380,851	$584,426	$219,640	$86,570	$48,732	$137,549	n/m(2)

(1)Total recorded investment in loans includes $5,778 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014:

June 30, 2015	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$502	$498	$—
Commercial Real Estate Loans	1,276	1,126	—
Agricultural Loans	12	12	—
Subtotal	1,790	1,636	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,516	1,531	103
Commercial Real Estate Loans	3,758	3,095	1,510
Agricultural Loans	—	—	—
Subtotal	5,274	4,626	1,613
Total	$7,064	$6,262	$1,613

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$—	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$735	$197	$10

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

December 31, 2014	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,887	$1,877	$—
Commercial Real Estate Loans	1,944	1,447	—
Agricultural Loans	—	—	—
Subtotal	3,831	3,324	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	84	87	87
Commercial Real Estate Loans	3,653	2,975	1,455
Agricultural Loans	—	—	—
Subtotal	3,737	3,062	1,542
Total	$7,568	$6,386	$1,542

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$289	$133	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$759	$209	$10

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended June 30, 2015 and 2014:

June 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$724	$9	$9
Commercial Real Estate Loans	1,191	66	66
Agricultural Loans	12	—	—
Subtotal	1,927	75	75
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,554	23	23
Commercial Real Estate Loans	3,181	3	2
Agricultural Loans	—	—	—
Subtotal	4,735	26	25
Total	$6,662	$101	$100

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$45	$62	$62
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$286	$—	$—

June 30, 2014	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,176	$45	$45
Commercial Real Estate Loans	3,326	53	46
Agricultural Loans	—	—	—
Subtotal	5,502	98	91
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	219	1	1
Commercial Real Estate Loans	2,588	6	5
Agricultural Loans	—	—	—
Subtotal	2,807	7	6
Total	$8,309	$105	$97

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$950	$1	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$32	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans for the six month period ended June 30, 2015 and 2014:

June 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$524	$12	$12
Commercial Real Estate Loans	1,338	77	77
Agricultural Loans	6	—	—
Subtotal	1,868	89	89
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,744	46	46
Commercial Real Estate Loans	3,107	7	5
Agricultural Loans	—	—	—
Subtotal	4,851	53	51
Total	$6,719	$142	$140

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$124	$62	$62
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$292	$—	$—

June 30, 2014	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,156	$76	$76
Commercial Real Estate Loans	2,879	55	48
Agricultural Loans	—	—	—
Subtotal	5,035	131	124
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,295	1	1
Commercial Real Estate Loans	3,416	11	10
Agricultural Loans	—	—	—
Subtotal	5,711	12	11
Total	$10,746	$143	$135

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$974	$3	$3
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$32	$1	$1

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of June 30, 2015 and December 31, 2014:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	2015	2014	2015	2014
Commercial and Industrial Loans and Leases	$395	$161	$15	$68
Commercial Real Estate Loans	3,232	3,460	—	—
Agricultural Loans	—	—	—	75
Home Equity Loans	305	268	—	—
Consumer Loans	76	196	—	—
Residential Mortgage Loans	1,423	1,885	—	—
Total	$5,431	$5,970	$15	$143
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$271	$1,154	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2015 and December 31, 2014:

June 30, 2015	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$397,753	$252	$69	$340	$661	$397,092
Commercial Real Estate Loans	585,723	169	249	972	1,390	584,333
Agricultural Loans	224,591	31	—	—	31	224,560
Home Equity Loans	88,639	218	97	306	621	88,018
Consumer Loans	47,700	99	45	75	219	47,481
Residential Mortgage Loans	137,479	1,769	299	1,271	3,339	134,140
Total(1)	$1,481,885	$2,538	$759	$2,964	$6,261	$1,475,624
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,217	$—	$—	$—	$—	$7,217

(1)Total recorded investment in loans includes $5,417 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

During the three months ended June 30, 2015 and 2014, there were no troubled debt restructurings. There were no troubled debt restructurings for the three months ended June 30, 2015 and the year ended December 31, 2014 for loans acquired with deteriorated credit quality at the time of acquisition.

During the six months ended June 30, 2015, there were no troubled debt restructurings. During the six months ended June 30, 2014, there was one loan modified as a troubled debt restructurings. The modification of the terms of this loan included a permanent reduction of the recorded investment in the loan. There were no troubled debt restructurings for the six months ended June 30, 2015 and the year ended December 31, 2014 for the loans acquired with deteriorated credit quality at the time of acquisition.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of June 30, 2015 and December 31, 2014:

June 30, 2015	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,639	$1,636	$3
Commercial Real Estate Loans	2,729	987	1,742
Total	$4,368	$2,623	$1,745

December 31, 2014	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,809	$1,803	$6
Commercial Real Estate Loans	2,841	960	1,881
Total	$4,650	$2,763	$1,887

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company had not committed to lending any additional amounts as of June 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending June 30, 2015 and 2014:

June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending June 30, 2015.

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

The following tables present loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2015 and 2014:

June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the six months ending June 30, 2015.

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
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending June 30, 2015 and 2014:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2015
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	1	95
Total	1	$95

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and a charge off of $95 during the three months ending June 30, 2015.

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2014
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—
The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending June 30, 2014.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2015 and 2014:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2015
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	1	95
Total	1	$95
The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and a charge-off of $95 during the six months ending June 30, 2015.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2015 and December 31, 2014 is as follows:

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$370,372	$13,689	$13,692	$—	$397,753
Commercial Real Estate Loans	546,263	24,913	14,547	—	585,723
Agricultural Loans	218,815	5,674	102	—	224,591
Total	$1,135,450	$44,276	$28,341	$—	$1,208,067
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$870	$1,520	$3,947	$—	$6,337

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$351,250	$18,387	$11,214	$—	$380,851
Commercial Real Estate Loans	545,804	23,421	15,201	—	584,426
Agricultural Loans	214,974	4,211	455	—	219,640
Total	$1,112,028	$46,019	$26,870	$—	$1,184,917
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$651	$1,697	$4,391	$—	$6,739

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of June 30, 2015 and December 31, 2014:

June 30, 2015	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$88,334	$47,624	$136,056
Nonperforming	305	76	1,423
Total	$88,639	$47,700	$137,479
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$880

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	June 30, 2015	December 31, 2014

Commercial and Industrial Loans	$403	$354
Commercial Real Estate Loans	5,934	6,385
Home Equity Loans	—	—
Consumer Loans	—	118
Residential Mortgage Loans	880	1,504
Total	$7,217	$8,361

Carrying Amount, Net of Allowance	$7,207	$8,307

Accretable yield, or income expected to be collected, is as follows:

	2015	2014

Balance at April 1	$1,626	$1,201
New Loans Purchased	—	—
Accretion of Income	(23)	(75)
Reclassifications from Non-accretable Difference	104	—
Charge-off of Accretable Yield	(27)	—
Balance at June 30	$1,680	$1,126

	2015	2014

Balance at January 1	$1,685	$1,279
New Loans Purchased	—	—
Accretion of Income	(82)	(153)
Reclassifications from Non-accretable Difference	104	—
Charge-off of Accretable Yield	(27)	—
Balance at June 30	$1,680	$1,126

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and six months ended June 30, 2015 and 2014. No allowances for loan losses were reversed during the same period.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $123 as of June 30, 2015 and $288 as of December 31, 2014.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 6 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements totaled $14,093 as of June 30, 2015 and were secured by mortgage-backed securities. Risk could arise when the collateral pledged to repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 7 – Segment Information

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at June 30, 2015. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2015
Net Interest Income	$18,800	$4	$1	$(99)	$18,706
Net Gains on Sales of Loans	784	—	—	—	784
Net Gains on Securities	235	—	—	27	262
Trust and Investment Product Fees	1	938	—	—	939
Insurance Revenues	1	1	1,513	—	1,515
Noncash Items:
Provision for Loan Losses	250	—	—	—	250
Depreciation and Amortization	1,016	5	27	38	1,086
Income Tax Expense (Benefit)	3,075	(11)	72	(199)	2,937
Segment Profit (Loss)	7,268	(24)	105	(24)	7,325
Segment Assets at June 30, 2015	2,268,162	11,423	7,405	(27,304)	2,259,686

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2014
Net Interest Income	$18,434	$4	$1	$(118)	$18,321
Net Gains on Sales of Loans	386	—	—	—	386
Net Gains on Securities	244	—	—	—	244
Trust and Investment Product Fees	—	905	—	—	905
Insurance Revenues	8	6	1,468	—	1,482
Noncash Items:
Provision for Loan Losses	200	—	—	—	200
Depreciation and Amortization	1,132	7	30	37	1,206
Income Tax Expense (Benefit)	2,954	(65)	99	(191)	2,797
Segment Profit (Loss)	6,670	(103)	144	(24)	6,687
Segment Assets at December 31, 2014	2,242,456	11,401	6,429	(23,187)	2,237,099

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2015
Net Interest Income	$37,441	$8	$2	$(196)	$37,255
Net Gains on Sales of Loans	1,533	—	—	—	1,533
Net Gains on Securities	698	—	—	27	725
Trust and Investment Product Fees	2	1,921	—	—	1,923
Insurance Revenues	11	18	4,031	—	4,060
Noncash Items:
Provision for Loan Losses	500	—	—	—	500
Depreciation and Amortization	2,068	10	54	75	2,207
Income Tax Expense (Benefit)	6,138	(12)	492	(379)	6,239
Segment Profit (Loss)	13,948	(33)	734	(18)	14,631
Segment Assets at June 30, 2015	2,268,162	11,423	7,405	(27,304)	2,259,686

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2014
Net Interest Income	$36,747	$8	$2	$(240)	$36,517
Net Gains on Sales of Loans	862	—	—	—	862
Net Gains on Securities	472	—	—	—	472
Trust and Investment Product Fees	2	1,825	—	—	1,827
Insurance Revenues	5	11	4,022	—	4,038
Noncash Items:
Provision for Loan Losses	550	—	—	—	550
Depreciation and Amortization	2,275	13	59	75	2,422
Income Tax Expense (Benefit)	5,444	(107)	600	(408)	5,529
Segment Profit (Loss)	12,368	(172)	862	(66)	12,992
Segment Assets at December 31, 2014	2,242,456	11,401	6,429	(23,187)	2,237,099

NOTE 8 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of June 30, 2015, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three and six months ended June 30, 2015 and 2014.

NOTE 9 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2015, the Company has reserved 390,033 shares of common stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and six months ended June 30, 2015 and 2014, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2015 and 2014 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended June 30, 2015, the Company granted awards of 768 shares of restricted stock. During the three months ended June 30, 2014, the Company granted no shares of restricted stock.  During the six months ended June 30, 2015 and 2014, the Company granted awards of 33,378 and 31,080 shares of restricted stock, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Equity Plans and Equity Based Compensation (continued)

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2015	2014

Restricted Stock Expense	$275	$161
Cash Entitlement Expense	142	101
Tax Effect	(169)	(106)
Net of Tax	$248	$156

	Six Months Ended June 30,
	2015	2014

Restricted Stock Expense	$509	$320
Cash Entitlement Expense	304	199
Tax Effect	(329)	(210)
Net of Tax	$484	$309

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,235 and $1,873 as of June 30, 2015 and 2014, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2015 and 2014, nor was there any unrecognized compensation expense as of June 30, 2015 and 2014 for the Employee Stock Purchase Plan.

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
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2015, the Company held $11.2 million in Level 3 securities which consist of $10.8 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$9,890	$—	$9,890
Obligations of State and Political Subdivisions	—	171,263	10,825	182,088
Mortgage-backed Securities-Residential	—	426,465	—	426,465
Equity Securities	—	—	353	353
Total Securities	$—	$607,618	$11,178	$618,796

Loans Held-for-Sale	$—	$10,622	$—	$10,622

Derivative Assets	$—	$440	$—	$440

Derivative Liabilities	$—	$401	$—	$401

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,561	$—	$19,561
Obligations of State and Political Subdivisions	—	143,636	10,141	153,777
Mortgage-backed Securities-Residential	—	457,304	—	457,304
Equity Securities	—	—	353	353
Total Securities	$—	$620,501	$10,494	$630,995

Loans Held-for-Sale	$—	$6,311	$—	$6,311

Derivative Assets	$—	$507	$—	$507

Derivative Liabilities	$—	$508	$—	$508

There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2015 and December 31, 2014.

At June 30, 2015, the aggregate fair value of the Loans Held-for-Sale was $10,622, aggregate contractual principal balance was $10,470 with a difference of $152. At December 31, 2014, the aggregate fair value of the Loans Held-for-Sale was $6,311, aggregate contractual principal balance was $6,227 with a difference of $84.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014:

	Obligations of State and Political Subdivisions		Equity Securities
	2015	2014	2015	2014

Balance of Recurring Level 3 Assets at April 1	$9,602	$10,476	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	(81)	86	—	—
Maturities / Calls	—	—	—	—
Purchases	1,304	—	—	—
Balance of Recurring Level 3 Assets at June 30	$10,825	$10,562	$353	$353

	Obligations of State and Political Subdivisions		Equity Securities
	2015	2014	2015	2014

Balance of Recurring Level 3 Assets at January 1	$10,141	$10,832	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	(45)	155	—	—
Maturities / Calls	(575)	(425)	—	—
Purchases	1,304	—	—	—
Balance of Recurring Level 3 Assets at June 30	$10,825	$10,562	$353	$353

Of the total gain/loss included in other comprehensive income for the three and six months ended June 30, 2015, $(81) and $(45), respectively, was attributable to other changes in fair value. Of the total gain/loss included in earnings for the three and six months ended June 30, 2015, $0 and $1, respectively, was attributable to interest income on securities. Of the total gain/loss included in other comprehensive income for the three and six months ended June 30, 2014, $86 and $155, respectively, was attributable to other changes in fair value. The three and six months ended June 30, 2014 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,566	1,566
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,143 with a valuation allowance of $1,577, resulting in an additional provision for loan losses of $49 and $35 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, impaired loans resulted in an additional provision for loan losses of $189 and $156, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,043 with a valuation allowance of $1,539, resulting in an additional provision for loan losses of $261 for the year ended December 31, 2014.

There was no Other Real Estate carried at fair value less costs to sell at June 30, 2015. No charge to earnings was included in the three and six months ended June 30, 2015 and 2014. Other Real Estate carried at fair value less costs to sell had a carrying value of $68 at December 31, 2014. A charge to earnings through Other Operating Income of $104 was included in the year ended December 31, 2014.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

June 30, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial Real Estate Loans	$1,566	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-86% (70%)

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial Real Estate Loans	$1,504	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-86% (71%)
Other Real Estate - Commercial Real Estate Loans	$68	Sales comparison approach	Adjustment for physical condition of comparable properties sold	55% (55%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2015 and December 31, 2014. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$52,367	$31,538	$20,829	$—	$52,367
Securities Held-to-Maturity	95	—	95	—	95
Loans, Net	1,454,409	—	—	1,455,587	1,455,587
FHLB Stock and Other Restricted Stock	8,122	N/A	N/A	N/A	N/A
Accrued Interest Receivable	7,920	—	2,352	5,568	7,920
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,439,560)	(1,439,560)	—	—	(1,439,560)
Time Deposits	(323,205)	—	(324,292)	—	(324,292)
Short-term Borrowings	(170,493)	—	(170,493)	—	(170,493)
Long-term Debt	(69,579)	—	(65,100)	(5,486)	(70,586)
Accrued Interest Payable	(681)	—	(674)	(7)	(681)

		Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$42,546	$33,481	$9,065	$—	$42,546
Securities Held-to-Maturity	184	—	186	—	186
Loans, Net	1,431,549	—	—	1,432,622	1,432,622
FHLB Stock and Other Restricted Stock	7,040	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,162	—	2,240	5,922	8,162
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,446,336)	(1,446,336)	—	—	(1,446,336)
Time Deposits	(333,425)	—	(335,134)	—	(335,134)
Short-term Borrowings	(141,473)	—	(141,473)	—	(141,473)
Long-term Debt	(64,591)	—	(60,289)	(5,429)	(65,718)
Accrued Interest Payable	(754)	—	(704)	(50)	(754)

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
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

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

NOTE 11 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2015 and 2014, net of tax:

June 30, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2015	$6,455	$—	$(68)	$6,387
Other Comprehensive Income (Loss) Before Reclassification	(5,794)	—	—	(5,794)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(170)	—	—	(170)
Net Current Period Other Comprehensive Income (Loss)	(5,964)	—	—	(5,964)
Ending Balance at June 30, 2015	$491	$—	$(68)	$423

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2015	$2,958	$—	$(68)	$2,890
Other Comprehensive Income (Loss) Before Reclassification	(1,996)	—	—	(1,996)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(471)	—	—	(471)
Net Current Period Other Comprehensive Income (Loss)	(2,467)	—	—	(2,467)
Ending Balance at June 30, 2015	$491	$—	$(68)	$423

June 30, 2014	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2014	$(2,967)	$—	$(32)	$(2,999)
Other Comprehensive Income (Loss) Before Reclassification	2,996	—	—	2,996
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(159)	—	—	(159)
Net Current Period Other Comprehensive Income (Loss)	2,837	—	—	2,837
Ending Balance at June 30, 2014	$(130)	$—	$(32)	$(162)

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2014	$(5,231)	$—	$(32)	$(5,263)
Other Comprehensive Income (Loss) Before Reclassification	5,408	—	—	5,408
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(307)	—	—	(307)
Net Current Period Other Comprehensive Income (Loss)	5,101	—	—	5,101
Ending Balance at June 30, 2014	$(130)	$—	$(32)	$(162)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$262	Net Gain (Loss) on Securities
	(92)	Income Tax Expense
	170	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2015	$170

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$725	Net Gain (Loss) on Securities
	(254)	Income Tax Expense
	471	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2015	$471

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$244	Net Gain (Loss) on Securities
	(85)	Income Tax Expense
	159	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2014	$159

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$472	Net Gain (Loss) on Securities
	(165)	Income Tax Expense
	307	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2014	$307

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 12 – Newly Issued Accounting Pronouncements

In January 2014, the FASB amended existing guidance clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This update did not have a material impact on the Company's consolidated financial statements.

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

The Company adopted the proportional amortization method of accounting for its low income housing investments in the first quarter of 2015. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its consolidated financial statements; therefore, the Company did not adjust its prior period consolidated financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense on the consolidated statements of income for the three and six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, the Company had investments in qualified housing projects totaling $5.9 million and $6.1 million, respectively. These investments are reported in the Accrued Interest Receivable and Other Assets line of the Consolidated Balance Sheet. The Company had an unfunded investment in qualified affordable housing investments of $4.6 million at June 30, 2015 and $4.8 million at December 31, 2014, which are reported in the Accrued Interest Payable and Other Liabilities line of the Consolidated Balance Sheet. For the three months ended June 30, 2015, the Company recognized $40 of low income housing investment tax credit through the income tax line of the Consolidated Statements of Income. The Company recognized $80 of low income housing investment losses net of tax credits during six months ended June 30, 2015 through the income tax line of the Consolidated Statements of Income. Of this amount, $161 was due to the adoption of the proportional amortization method. For the second quarter and six months ended June 30, 2014, the Company recognized $23 and $43 in the Other Operating Expense line, respectively, and $35 and $70 benefit in the Income Tax Expense line, respectively, of the Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American Bancorp, Inc., through its banking subsidiary German American Bancorp, operates 37 banking offices in 13 southern Indiana counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2015 and December 31, 2014 and the consolidated results of operations for the three and six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Net income for the quarter ended June 30, 2015 totaled $7,325,000, or $0.55 per diluted share, an increase of $638,000, or 8% on a per share basis, from the quarter ended June 30, 2014 net income of $6,687,000, or $0.51 per diluted share. On a year-to-date basis, 2015 earnings improved to $14,631,000, or $1.10 per diluted share, as compared to $12,992,000, or $0.98 per diluted share for the first six months of 2014 representing an increase of 12% on a per share basis.

The Company’s second quarter and first half of 2015 earnings were positively impacted by improved levels of net interest income and non-interest income combined with relatively stable levels of provision for loan loss and non-interest expenses. Net interest income increased $385,000, or 2%, and $738,000, or 2%, in the three and six months ended June 30, 2015 compared with the same periods of 2014. This improvement in both periods was driven by a higher level of earning assets due in large part to an increased loan portfolio. Also contributing to the improvement in earnings was the increase in non-interest income of $619,000, or 11%, and $1,480,000, or 13%, in the three months and six months ended June 30, 2015 compared with the same periods of 2014.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of June 30, 2015, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $6,186,000 and gross unrealized gains totaled approximately $6,986,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2015 totaled $7,325,000, or $0.55 per diluted share, an increase of $638,000, or 8% on a per share basis, from the quarter ended June 30, 2014 net income of $6,687,000, or $0.51 per diluted share. On a year-to-date basis, 2015 earnings improved to $14,631,000, or $1.10 per diluted share, as compared to $12,992,000, or $0.98 per diluted share for the first six months of 2014 representing an increase of 12% on a per share basis.

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

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$20,540	$4	0.07%	$12,493	$3	0.11%
Securities:
Taxable	458,679	2,219	1.93%	502,594	2,654	2.11%
Non-taxable	173,591	2,181	5.03%	123,463	1,578	5.18%
Total Loans and Leases(2)	1,456,699	16,630	4.58%	1,390,185	16,215	4.68%
Total Interest Earning Assets	2,109,509	21,034	4.00%	2,028,735	20,450	4.04%
Other Assets	146,317			139,807
Less: Allowance for Loan Losses	(15,298)			(15,757)
Total Assets	$2,240,528			$2,152,785

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,055,880	$345	0.13%	$1,039,376	$322	0.12%
Time Deposits	341,678	677	0.79%	336,901	715	0.85%
FHLB Advances and Other Borrowings	160,196	450	1.13%	153,989	467	1.22%
Total Interest-bearing Liabilities	1,557,754	1,472	0.38%	1,530,266	1,504	0.39%
Demand Deposit Accounts	420,341			400,656
Other Liabilities	23,702			10,903
Total Liabilities	2,001,797			1,941,825
Shareholders’ Equity	238,731			210,960
Total Liabilities and Shareholders’ Equity	$2,240,528			$2,152,785

Cost of Funds			0.28%			0.30%
Net Interest Income		$19,562			$18,946
Net Interest Margin			3.72%			3.74%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $385,000 or 2% (an increase of $616,000 or 3% on a tax-equivalent basis) for the quarter ended June 30, 2015 compared with the same quarter of 2014. The increased level of net interest income during the second quarter of 2015 compared with the second quarter of 2014 was driven by a higher level of earning assets and in particular growth of the loan portfolio. In addition, the increased level of net interest income was attributable to a shift from the taxable securities portfolio to the non-taxable securities portfolio.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.72% for the second quarter of 2015 compared to 3.74% during the second quarter of 2014. The yield on earning assets totaled 4.00% during the quarter ended June 30, 2015 compared to 4.04% in the same period of 2014 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.28% during the quarter ended June 30, 2015 compared to 0.30% in the same period of 2014.

The decline in the net interest margin in the second quarter of 2015 compared with the second quarter of 2014 was largely attributable to the continued downward pressure on earning asset yields being driven by the low market interest rate environment and a competitive marketplace for lending opportunities. Partially mitigating the decline in earning asset yields was the continued decline in the Company's cost of funds. Accretion of loan discounts on acquired loans contributed approximately 5 basis points on an annualized basis to the net interest margin in the second quarter of 2015 and approximately 6 basis points in the second quarter of 2014.

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$18,535	$7	0.08%	$12,322	$6	0.11%
Securities:
Taxable	469,441	4,654	1.98%	504,456	5,413	2.15%
Non-taxable	164,608	4,125	5.00%	119,647	3,079	5.15%
Total Loans and Leases(2)	1,450,328	33,019	4.59%	1,380,825	32,233	4.70%
Total Interest Earning Assets	2,102,912	41,805	4.00%	2,017,250	40,731	4.06%
Other Assets	146,120			141,083
Less: Allowance for Loan Losses	(15,177)			(15,481)
Total Assets	$2,233,855			$2,142,852

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,036,193	$656	0.13%	$1,040,188	$643	0.12%
Time Deposits	350,711	1,359	0.78%	338,522	1,430	0.85%
FHLB Advances and Other Borrowings	165,095	908	1.11%	142,422	916	1.30%
Total Interest-bearing Liabilities	1,551,999	2,923	0.38%	1,521,132	2,989	0.40%
Demand Deposit Accounts	423,853			403,008
Other Liabilities	22,035			10,906
Total Liabilities	1,997,887			1,935,046
Shareholders’ Equity	235,968			207,806
Total Liabilities and Shareholders’ Equity	$2,233,855			$2,142,852

Cost of Funds			0.28%			0.30%
Net Interest Income		$38,882			$37,742
Net Interest Margin			3.72%			3.76%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $738,000 or 2% (an increase of $1,140,000 or 3% on a tax-equivalent basis) for the six months ended June 30, 2015 compared with the same period of 2014. The increased level of net interest income during the first half of 2015 compared with the first half of 2014 was driven by a higher level of earning assets and in particular growth of the loan portfolio. In addition, the increased level of net interest income was attributable to a shift from the taxable securities portfolio to the non-taxable securities portfolio.

The tax equivalent net interest margin was 3.72% for the six months ended June 30, 2015 compared to 3.76% during the first half of 2014.  The yield on earning assets totaled 4.00% during the six months ended June 30, 2015 compared to 4.06% in the same period of 2014 while the cost of funds totaled 0.28% during the six months ended June 30, 2015 compared to 0.30% in the same period of 2014.

The decline in the net interest margin in the first half of 2015 compared with the first half of 2014 was largely attributable to the continued downward pressure on earning asset yields being driven by the low market interest rate environment and a competitive marketplace for lending opportunities. Partially mitigating the decline in earning asset yields was the continued decline in the Company's cost of funds. Accretion of loan discounts on acquired loans contributed approximately 6 basis points on an annualized basis to the net interest margin in both the first half of 2015 and first half of 2014.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2015, the provision for loan losses totaled $250,000 which represented an increase of $50,000, or 25%, from the second quarter of 2014 provision of $200,000. During the second quarter of 2015, the provision for loan loss represented approximately 7 basis points of average loans on an annualized basis compared with 6 basis points of average loans on an annualized basis during the first quarter of 2014. The provision for loan losses totaled $500,000 for the six months ended June 30, 2015, a decrease of $50,000, 9%, compared to the provision of $550,000 during the six months ended June 30, 2014. During the first half of 2015, the provision for loan loss represented approximately 7 basis points of average loans on an annualized basis compared with 8 basis points of average loans on an annualized basis during the first half of 2014.

Net charge-offs totaled $161,000 or 4 basis points on an annualized basis of average loans outstanding during the three months ended June 30, 2015, compared with $134,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2014. The Company realized net charge-offs of $171,000 or 2 basis points on an annualized basis of average loans outstanding during the six months ended June 30, 2015, compared with net recoveries of $416,000 or 6 basis points on an annualized basis of average loans outstanding during the same period of 2014.

The provision for loan losses made during the three and six months ended June 30, 2015 was made at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2015, non-interest income totaled $6,121,000, an increase of $619,000, or 11%, compared with the second quarter of 2014.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Trust and Investment Product Fees	$939	$905	$34	4%
Service Charges on Deposit Accounts	1,220	1,191	29	2
Insurance Revenues	1,515	1,482	33	2
Company Owned Life Insurance	207	192	15	8
Interchange Fee Income	563	512	51	10
Other Operating Income	631	590	41	7
Subtotal	5,075	4,872	203	4
Net Gains on Sales of Loans	784	386	398	103
Net Gains on Securities	262	244	18	7
Total Non-interest Income	$6,121	$5,502	$619	11

Each category of non-interest income increased during the second quarter of 2015 compared with the same period of 2014, with the most significant increase related to the net gain on sale of residential mortgage loans. Net gains on sales of loans increased $398,000, or 103%, during the second quarter of 2015 compared with the second quarter of 2014. Loan sales totaled $38.9 million during the quarter ended June 30, 2015 compared with $21.8 million during the second quarter of 2014.

During the six months ended June 30, 2015, non-interest income totaled $13,263,000, an increase of $1,480,000, or 13%, compared with the first half of 2014.  During the the first half of 2015 each category of non-interest income showed a level of improvement over the same period of 2014.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Trust and Investment Product Fees	$1,923	$1,827	$96	5%
Service Charges on Deposit Accounts	2,357	2,252	105	5
Insurance Revenues	4,060	4,038	22	1
Company Owned Life Insurance	412	393	19	5
Interchange Fee Income	1,046	959	87	9
Other Operating Income	1,207	980	227	23
Subtotal	11,005	10,449	556	5
Net Gains on Sales of Loans	1,533	862	671	78
Net Gains on Securities	725	472	253	54
Total Non-interest Income	$13,263	$11,783	$1,480	13

Other operating income increased $227,000 or 23% during the six months ended June 30, 2015 compared with the same period of 2014. The increase was primarily related to fees and fair value adjustments associated with interest rate swap transactions with loan customers and fees related to the Company's credit card program.

Net gains on sales of loans increased $671,000 during the six months ended June 30, 2015 compared with the first six months of 2014. Loan sales totaled $71.5 million during the first half of 2015, compared with $43.6 million during the same period of 2014.

During the six months ended June 30, 2015, the Company realized a net gain on the sale of securities of $725,000 related to the sale of $18.3 million of securities, compared with a net gain on the sale of securities of $472,000 related to the sale of $6.8 million in the first half of 2014.

Non-interest Expense:

During the quarter ended June 30, 2015, non-interest expense totaled $14,315,000, an increase of $176,000, or 1%, compared with the second quarter of 2014.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Salaries and Employee Benefits	$8,259	$7,886	$373	5%
Occupancy, Furniture and Equipment Expense	1,683	1,698	(15)	(1)
FDIC Premiums	284	276	8	3
Data Processing Fees	870	947	(77)	(8)
Professional Fees	642	553	89	16
Advertising and Promotion	484	544	(60)	(11)
Intangible Amortization	202	325	(123)	(38)
Other Operating Expenses	1,891	1,910	(19)	(1)
Total Non-interest Expense	$14,315	$14,139	$176	1

Salaries and employee benefits increased $373,000, or 5%, during the quarter ended June 30, 2015 compared with the second quarter of 2014. The increase in salaries and benefits during the second quarter of 2015 compared with the second quarter of 2014 was primarily attributable to an increased level of variable compensation related to an increased level of secondary market mortgage loan production and attributable to increased costs related to the Company's long-term equity incentive compensation plan.

Intangible amortization declined $123,000, or 38%, during the quarter ended June 30, 2015 compared with the second quarter of 2014. The decline was attributable to a reduced level core deposit intangible amortization expense that resulted from previous bank acquisition transactions.

During the six months ended June 30, 2015, total non-interest expense remained relatively stable, decreasing by $81,000, compared with the first half of 2014.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Salaries and Employee Benefits	$17,084	$16,310	$774	5%
Occupancy, Furniture and Equipment Expense	3,388	3,523	(135)	(4)
FDIC Premiums	566	551	15	3
Data Processing Fees	1,707	1,957	(250)	(13)
Professional Fees	1,286	1,245	41	3
Advertising and Promotion	927	1,022	(95)	(9)
Intangible Amortization	447	673	(226)	(34)
Other Operating Expenses	3,743	3,948	(205)	(5)
Total Non-interest Expense	$29,148	$29,229	$(81)	n/m(1)

(1)n/m = not meaningful

Salaries and employee benefits increased $774,000, or 5%, during the six months ended June 30, 2015 compared with the same six-month period of 2014. The increase in salaries and benefits was attributable to an increased level of variable compensation related to an increased level of secondary market mortgage loan production and increased revenue within the Company's property and casualty insurance company. Also contributing to the increased level of salaries and employee benefits was increased costs related to the Company's long-term equity incentive compensation plan and the Company's short-term cash incentive compensation plan.

Data processing fees decreased $250,000, or 13%, during the six months ended June 30, 2015 compared with the same period of 2014. The decrease was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms in 2014.

Intangible amortization declined $226,000, or 34%, during the six months ended June 30, 2015 compared with the first half of 2014. The decline was attributable to lower levels of amortization of core deposit intangible from previous bank acquisition transactions.

Other operating expenses decreased $205,000, or 5%, during the first half of 2015 compared with the first half of 2014. The decrease was primarily attributable to a lower level of collection costs in the first six months of 2015 compared with the first six months of 2014.

Income Taxes:

The Company’s effective income tax rate was 28.6% and 29.5%, respectively, during the three months ended June 30, 2015 and 2014. The Company’s effective income tax rate approximated 29.9% during the six months ended June 30, 2015 and 2014. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets at June 30, 2015 increased $22.6 million, or 2% on an annualized basis, to $2.260 billion compared with $2.237 billion in total assets at December 31, 2014.  The increase in total assets was primarily attributable to an increase in period-end loan balances.

Loans outstanding at June 30, 2015 increased $24.5 million, or 3% on an annualized basis, compared with year-end 2014. The increase in loans was primarily centered in the commercial and industrial loan and agricultural loan portfolios.

End of Period Loan Balances: (dollars in thousands)	June 30, 2015	December 31, 2014	Current Period Change
Commercial & Industrial Loans	$396,741	$380,079	$16,662
Commercial Real Estate Loans	584,426	583,086	1,340
Agricultural Loans	222,298	216,774	5,524
Home Equity & Consumer Loans	135,874	134,847	1,027
Residential Mortgage Loans	137,129	137,204	(75)
Total Loans	$1,476,468	$1,451,990	$24,478

The Company’s allowance for loan losses totaled $15.3 million at June 30, 2015 representing an increase of $329,000, or 4% on an annualized basis, from December 31, 2014.  The allowance for loan losses represented 1.04% of period-end loans at June 30, 2015 compared with 1.03% of period-end loans at December 31, 2014.

Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $3.3 million as of June 30, 2015 and $4.1 million at year-end 2014.

The following is an analysis of the Company’s non-performing assets at June 30, 2015 and December 31, 2014:

Non-performing Assets: (dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual Loans	$5,431	$5,970
Past Due Loans (90 days or more and still accruing)	15	140
Total Non-performing Loans	5,446	6,110
Other Real Estate	317	356
Total Non-performing Assets	$5,763	$6,466

Restructured Loans	$2,587	$2,726

Non-performing Loans to Total Loans	0.37%	0.42%
Allowance for Loan Loss to Non-performing Loans	280.17%	244.34%

Non-performing assets totaled $5.8 million, or 0.26% of total assets at June 30, 2015 compared to $6.5 million, or 0.29% of total assets at December 31, 2014.  Non-performing loans totaled $5.4 million, or 0.37% of total loans at June 30, 2015 compared to $6.1 million, or 0.42% of total loans at December 31, 2014.

Non-accrual commercial real estate loans totaled $3.2 million at June 30, 2015 representing a decline of $228,000, or 7%, from the $3.5 million of non-accrual commercial real estate loans at year-end 2014.  Non-accrual commercial real estate loans represented 60% of the total non-performing loans at June 30, 2015 compared to 58% of total non-performing loans at year-end 2014. There were no non-accrual agricultural loans at June 30, 2015 or December 31, 2014. Non-accrual commercial and industrial loans totaled 7% of non-performing loans at June 30, 2015 compared to 3% at year-end 2014. Non-accrual home equity loans totaled 6% of non-performing loans at June 30, 2015 compared with 4% at year-end 2014. Non-accrual consumer loans totaled 1% of non-performing loans at June 30, 2015 compared with 3% at year-end 2014. Non-accrual residential mortgage loans totaled $1.4 million at June 30, 2015 representing a decline of $462,000, or 25%, from the $1.9 million of non-accrual residential mortgage loans at year-end 2014.  Non-accrual residential mortgage loans represented 26% of the total non-performing loans at June 30, 2015 compared to 32% of the total non-performing loans at year-end 2014.

At June 30, 2015, there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.7 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2014. The borrower has made all contractual payments due during 2015 and the principal balance of this relationship was reduced by $45,000 during the first six months of 2015.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2014 or during the first six months of 2015.  The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $271,000 at June 30, 2015 compared with $1,154,000 at December 31, 2014. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 5% of total non-performing loans at June 30, 2015 and 19% at December 31, 2014.

As of June 30, 2015 there were no past due purchased loans with evidence of credit deterioration since origination compared with $648,000 at year-end 2014.  Past due purchased loans with evidence of credit deterioration since origination represented approximately 9% of total past due loans at year-end 2014.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $3.9 million at June 30, 2015 compared with $4.4 million at December 31, 2014. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 14% of total adversely classified loans at June 30, 2015 compared with approximately 16% of total adversely classified loans at year-end 2014.

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

Total deposits decreased $17.0 million, or 2% on an annualized basis, as of June 30, 2015 compared with December 31, 2014 total deposits.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2015	December 31, 2014	Current Period Change
Non-interest-bearing Demand Deposits	$425,547	$428,016	$(2,469)
Interest-bearing Demand, Savings, & Money Market Accounts	1,014,013	1,018,320	(4,307)
Time Deposits < $100,000	189,615	198,916	(9,301)
Time Deposits of $100,000 or more	133,590	134,509	(919)
Total Deposits	$1,762,765	$1,779,761	$(16,996)

Capital Resources:

As of June 30, 2015, shareholders’ equity increased by $8.3 million, or 7% on an annualized basis, to $237.1 million compared with $228.8 million at year-end 2014. The increase in shareholders’ equity was primarily attributable to an increase of $10.1 million in retained earnings partially offset by a decline $2.5 million in accumulated other comprehensive income related to a decrease in net unrealized gains in the Company’s securities available-for-sale portfolio. Shareholders’ equity represented 10.5% of total assets at June 30, 2015 and 10.2% of total assets at December 31, 2014. Shareholders’ equity included $22.2 million of goodwill and other intangible assets at June 30, 2015 compared to $22.6 million of goodwill and other intangible assets at year-end 2014.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of March 31, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company will be required to maintain a capital conservation buffer above the adequately capitalized Common Equity Tier 1 capital ratio. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At June 30, 2015, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The tables below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2015 Ratio (1)	12/31/2014 Ratio	Minimum for Capital Adequacy Purposes (2)	Well-Capitalized Guidelines (2)
Common Equity Tier 1 Capital Ratio
Consolidated	12.93%	N/A	4.50%	N/A
Bank	11.89%	N/A	4.50%	6.50%
Tier 1 Capital Ratio
Consolidated	13.24%	12.95%	6.00%	N/A
Bank	11.89%	11.64%	6.00%	8.00%
Total Capital Ratio
Consolidated	14.15%	13.88%	8.00%	N/A
Bank	12.81%	12.57%	8.00%	10.00%
Tier 1 Leverage Ratio
Consolidated	10.00%	9.57%	4.00%	N/A
Bank	9.00%	8.59%	4.00%	5.00%
(1)The 6/30/2015 capital ratios are calculated based on the new Basel III regulatory capital framework.
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $9.8 million during the six months ended June 30, 2015 ending at $52.3 million.  During the six months ended June 30, 2015, operating activities resulted in net cash inflows of $15.8 million. Investing activities resulted in net cash outflows of $18.4 million during the six months ended June 30, 2015.  Financing activities resulted in net cash outflows for the six months ended June 30, 2015 of $12.5 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2015, the parent company had approximately $18.0 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of June 30, 2015 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$69,433	(8.30)%
+1%	72,441	(4.40)%
Base	75,750	—
-1%	74,611	(1.50)%
-2%	72,429	(4.40)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2015 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity. As an example, a gradual change in rates compared with a sudden and significant change in interest rates can impact rate movement of the Company’s variable rate commercial and agricultural loan portfolio due to the Company’s extensive utilization of interest rate floors in its commercial and agricultural portfolio.

The Company’s loan portfolio as of June 30, 2015 totaled approximately $1.5 billion of which approximately $1.2 billion were commercial and industrial, commercial real estate, and agricultural loans and leases. Within the commercial and agricultural portfolio, approximately 25% were fixed rate and 75% were variable rate loans. Of the commercial and agricultural variable rate loans, approximately one-third are currently at their interest rate floors, which are, on a weighted average basis, approximately 80 basis points above their fully indexed rate based on current market interest rates.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2015 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$263,764	(11.17)%	12.37%	(88) b.p.
+1%	280,513	(5.53)%	12.84%	(41) b.p.
Base	296,937	—	13.25%	—
-1%	269,529	(9.23)%	11.85%	(140) b.p.
-2%	224,120	(24.52)%	9.79%	(346) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2015	—	—	—	272,789
May 2015	—	—	—	272,789
June 2015	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2015 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2015.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 7, 2015	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer

Date: August 7, 2015	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011.
3.2
Restated Bylaws of German American Bancorp, Inc., as amended and restated July 27, 2009, is incorporated by reference from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed March 9, 2015.

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
10.1*
Description of Director Compensation Arrangements for the 12 month period ending June 30, 2016, is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 1, 2015.

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
101**+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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