Form 10-Q
period 2015-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2015-11-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2015
Common Shares, no par value	13,275,678

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and Due from Banks	$39,998	$33,481
Federal Funds Sold and Other Short-term Investments	22,140	8,965
Cash and Cash Equivalents	62,138	42,446

Interest-bearing Time Deposits with Banks	100	100
Securities Available-for-Sale, at Fair Value	625,144	630,995
Securities Held-to-Maturity, at Cost (Fair value of $95 and $186 on September 30, 2015 and December 31, 2014, respectively)	95	184

Loans Held-for-Sale, at Fair Value	6,410	6,311

Loans	1,517,285	1,451,990
Less: Unearned Income	(3,705)	(4,008)
Allowance for Loan Losses	(14,770)	(14,929)
Loans, Net	1,498,810	1,433,053

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,167	7,040
Premises, Furniture and Equipment, Net	37,905	39,930
Other Real Estate	123	356
Goodwill	20,536	20,536
Intangible Assets	1,443	2,074
Company Owned Life Insurance	32,497	32,043
Accrued Interest Receivable and Other Assets	19,842	22,031
TOTAL ASSETS	$2,313,210	$2,237,099

LIABILITIES
Non-interest-bearing Demand Deposits	$418,947	$428,016
Interest-bearing Demand, Savings, and Money Market Accounts	1,039,520	1,018,320
Time Deposits	345,368	333,425
Total Deposits	1,803,835	1,779,761

FHLB Advances and Other Borrowings	239,072	206,064
Accrued Interest Payable and Other Liabilities	22,951	22,450
TOTAL LIABILITIES	2,065,858	2,008,275

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,273	13,216
Additional Paid-in Capital	109,839	108,660
Retained Earnings	119,656	104,058
Accumulated Other Comprehensive Income	4,584	2,890
TOTAL SHAREHOLDERS’ EQUITY	247,352	228,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,313,210	$2,237,099
End of period shares issued and outstanding	13,273,349	13,215,800

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2015	2014
INTEREST INCOME
Interest and Fees on Loans	$16,702	$16,680
Interest on Federal Funds Sold and Other Short-term Investments	3	2
Interest and Dividends on Securities:
Taxable	2,176	2,531
Non-taxable	1,538	1,135
TOTAL INTEREST INCOME	20,419	20,348

INTEREST EXPENSE
Interest on Deposits	987	1,025
Interest on FHLB Advances and Other Borrowings	573	532
TOTAL INTEREST EXPENSE	1,560	1,557

NET INTEREST INCOME	18,859	18,791
Provision for Loan Losses	(500)	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,359	18,791

NON-INTEREST INCOME
Trust and Investment Product Fees	1,051	901
Service Charges on Deposit Accounts	1,237	1,300
Insurance Revenues	1,752	1,739
Company Owned Life Insurance	205	210
Interchange Fee Income	547	508
Other Operating Income	2,134	599
Net Gains on Sales of Loans	831	613
Net Gains on Securities	—	567
TOTAL NON-INTEREST INCOME	7,757	6,437

NON-INTEREST EXPENSE
Salaries and Employee Benefits	8,998	7,975
Occupancy Expense	1,305	1,262
Furniture and Equipment Expense	456	463
FDIC Premiums	284	277
Data Processing Fees	901	935
Professional Fees	787	516
Advertising and Promotion	2,198	613
Intangible Amortization	183	302
Other Operating Expenses	1,854	1,739
TOTAL NON-INTEREST EXPENSE	16,966	14,082

Income before Income Taxes	10,150	11,146
Income Tax Expense	2,429	3,438
NET INCOME	$7,721	$7,708

Basic Earnings per Share	$0.58	$0.58
Diluted Earnings per Share	$0.58	$0.58

Dividends per Share	$0.17	$0.16

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2015	2014
INTEREST INCOME
Interest and Fees on Loans	$49,538	$48,766
Interest on Federal Funds Sold and Other Short-term Investments	10	8
Interest and Dividends on Securities:
Taxable	6,830	7,944
Non-taxable	4,219	3,136
TOTAL INTEREST INCOME	60,597	59,854

INTEREST EXPENSE
Interest on Deposits	3,002	3,098
Interest on FHLB Advances and Other Borrowings	1,481	1,448
TOTAL INTEREST EXPENSE	4,483	4,546

NET INTEREST INCOME	56,114	55,308
Provision for Loan Losses	—	550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	56,114	54,758

NON-INTEREST INCOME
Trust and Investment Product Fees	2,974	2,728
Service Charges on Deposit Accounts	3,594	3,552
Insurance Revenues	5,812	5,777
Company Owned Life Insurance	617	603
Interchange Fee Income	1,593	1,467
Other Operating Income	3,341	1,579
Net Gains on Sales of Loans	2,364	1,475
Net Gains on Securities	725	1,039
TOTAL NON-INTEREST INCOME	21,020	18,220

NON-INTEREST EXPENSE
Salaries and Employee Benefits	26,082	24,285
Occupancy Expense	3,732	3,776
Furniture and Equipment Expense	1,417	1,472
FDIC Premiums	850	828
Data Processing Fees	2,608	2,892
Professional Fees	2,073	1,761
Advertising and Promotion	3,125	1,635
Intangible Amortization	630	975
Other Operating Expenses	5,597	5,687
TOTAL NON-INTEREST EXPENSE	46,114	43,311

Income before Income Taxes	31,020	29,667
Income Tax Expense	8,668	8,967
NET INCOME	$22,352	$20,700

Basic Earnings per Share	$1.69	$1.57
Diluted Earnings per Share	$1.69	$1.57

Dividends per Share	$0.51	$0.48

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2015	2014

NET INCOME	$7,721	$7,708

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	6,420	871
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	(567)
Tax Effect	(2,259)	(96)
Net of Tax	4,161	208

Total Other Comprehensive Income (Loss)	4,161	208

COMPREHENSIVE INCOME	$11,882	$7,916

	Nine Months Ended September 30,
	2015	2014

NET INCOME	$22,352	$20,700

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	3,333	9,251
Reclassification Adjustment for Losses (Gains) Included in Net Income	(725)	(1,039)
Tax Effect	(914)	(2,903)
Net of Tax	1,694	5,309

Total Other Comprehensive Income (Loss)	1,694	5,309

COMPREHENSIVE INCOME	$24,046	$26,009

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,352	$20,700
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,869	1,510
Depreciation and Amortization	3,254	3,611
Loans Originated for Sale	(111,296)	(70,603)
Proceeds from Sales of Loans Held-for-Sale	113,472	73,696
Provision for Loan Losses	—	550
Gain on Sale of Loans, net	(2,364)	(1,475)
Gain on Securities, net	(725)	(1,039)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	53	(46)
Loss (Gain) on Disposition and Donation of Premises and Equipment	389	28
Increase in Cash Surrender Value of Company Owned Life Insurance	(454)	(631)
Equity Based Compensation	737	482
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,278	(4,708)
Interest Payable and Other Liabilities	(412)	2,214
Net Cash from Operating Activities	29,153	24,289

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	71,026	62,892
Proceeds from Sales of Securities Available-for-Sale	18,999	52,711
Purchase of Securities Available-for-Sale	(82,711)	(74,247)
Proceeds from Maturities of Securities Held-to-Maturity	89	84
Purchase of Federal Home Loan Bank Stock	(1,127)	(92)
Purchase of Loans	(1,852)	(1,750)
Loans Made to Customers, net of Payments Received	(64,708)	(49,436)
Proceeds from Sales of Other Real Estate	983	1,831
Property and Equipment Expenditures	(886)	(2,492)
Proceeds from Sales of Property and Equipment	—	23
Net Cash from Investing Activities	(60,187)	(10,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	24,085	(47,658)
Change in Short-term Borrowings	(1,993)	66,977
Advances in Long-term Debt	75,000	20,321
Repayments of Long-term Debt	(40,111)	(20,095)
Issuance of Common Stock	52	50
Employee Stock Purchase Plan	447	(37)
Dividends Paid	(6,754)	(6,336)
Net Cash from Financing Activities	50,726	13,222

Net Change in Cash and Cash Equivalents	19,692	27,035
Cash and Cash Equivalents at Beginning of Year	42,446	60,132
Cash and Cash Equivalents at End of Period	$62,138	$87,167

Cash Paid During the Year for
Interest	$4,610	$4,650
Income Taxes	6,219	7,192

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$864	$1,277
Securities Sold Pending Settlement	—	(3,323)
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2015	2014
Basic Earnings per Share:
Net Income	$7,721	$7,708
Weighted Average Shares Outstanding	13,265,893	13,210,395
Basic Earnings per Share	$0.58	$0.58

Diluted Earnings per Share:
Net Income	$7,721	$7,708

Weighted Average Shares Outstanding	13,265,893	13,210,395
Potentially Dilutive Shares, Net	7,617	20,280
Diluted Weighted Average Shares Outstanding	13,273,510	13,230,675
Diluted Earnings per Share	$0.58	$0.58

For the three months ended September 30, 2015 and 2014, there were no anti-dilutive shares.

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Nine Months Ended September 30,
	2015	2014
Basic Earnings per Share:
Net Income	$22,352	$20,700
Weighted Average Shares Outstanding	13,247,954	13,200,025
Basic Earnings per Share	$1.69	$1.57

Diluted Earnings per Share:
Net Income	$22,352	$20,700

Weighted Average Shares Outstanding	13,247,954	13,200,025
Potentially Dilutive Shares, Net	7,556	20,975
Diluted Weighted Average Shares Outstanding	13,255,510	13,221,000
Diluted Earnings per Share	$1.69	$1.57

For the nine months ended September 30, 2015 and 2014, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2015 and December 31, 2014, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2015
U.S. Treasury and Agency Securities	$10,000	$—	$(30)	$9,970
Obligations of State and Political Subdivisions	187,819	5,885	(362)	193,342
Mortgage-backed Securities - Residential	419,753	4,091	(2,365)	421,479
Equity Securities	353	—	—	353
Total	$617,925	$9,976	$(2,757)	$625,144

December 31, 2014
U.S. Treasury and Agency Securities	$20,000	$—	$(439)	$19,561
Obligations of State and Political Subdivisions	147,321	6,515	(59)	153,777
Mortgage-backed Securities - Residential	458,709	3,615	(5,020)	457,304
Equity Securities	353	—	—	353
Total	$626,383	$10,130	$(5,518)	$630,995

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2015 and December 31, 2014, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

September 30, 2015
Obligations of State and Political Subdivisions	$95	$—	$—	$95

December 31, 2014
Obligations of State and Political Subdivisions	$184	$2	$—	$186

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$7,109	$7,213
Due after one year through five years	19,186	19,449
Due after five years through ten years	66,484	69,404
Due after ten years	105,040	107,246
Mortgage-backed Securities - Residential	419,753	421,479
Equity Securities	353	353
Total	$617,925	$625,144

Securities Held-to-Maturity:	Carrying Amount	Fair Value

Due in one year or less	$95	$95
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$95	$95

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014

Proceeds from Sales	$—	$45,473
Gross Gains on Sales	—	567
Income Taxes on Gross Gains	—	198

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

Proceeds from Sales	$18,999	$52,711
Gross Gains on Sales	725	1,039
Income Taxes on Gross Gains	254	364

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Below is a summary of securities with unrealized losses as of September 30, 2015 and December 31, 2014, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$9,970	$(30)	$9,970	$(30)
Obligations of State and Political Subdivisions	32,447	(356)	353	(6)	32,800	(362)
Mortgage-backed Securities - Residential	50,786	(236)	136,030	(2,129)	186,816	(2,365)
Equity Securities	—	—	—	—	—	—
Total	$83,233	$(592)	$146,353	$(2,165)	$229,586	$(2,757)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$19,561	$(439)	$19,561	$(439)
Obligations of State and Political Subdivisions	3,765	(25)	4,298	(34)	8,063	(59)
Mortgage-backed Securities - Residential	26,606	(191)	209,679	(4,829)	236,285	(5,020)
Equity Securities	—	—	—	—	—	—
Total	$30,371	$(216)	$233,538	$(5,302)	$263,909	$(5,518)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, which may be at maturity.  The Company doesn’t intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired. All mortgage-backed securities in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $31.1 million at September 30, 2015 and $23.1 million at December 31, 2014. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$31,068	$1,433	$23,104	$507

Included in Other Liabilities:
Interest Rate Swaps	$31,068	$1,462	$23,104	$508

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—	$—
Included in Other Income / (Expense)	179	(4)	344	74

NOTE 5 – Loans

Loans were comprised of the following classifications at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Commercial:
Commercial and Industrial Loans and Leases	$404,946	$380,079
Commercial Real Estate Loans	600,688	583,086
Agricultural Loans	236,619	216,774
Retail:
Home Equity Loans	90,907	86,234
Consumer Loans	47,480	48,613
Residential Mortgage Loans	136,645	137,204
Subtotal	1,517,285	1,451,990
Less: Unearned Income	(3,705)	(4,008)
Allowance for Loan Losses	(14,770)	(14,929)
Loans, Net	$1,498,810	$1,433,053

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ending September 30, 2015 and 2014:

September 30, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,659	$7,315	$1,223	$350	$382	$619	$710	$15,258
Provision for Loan Losses	(337)	(568)	754	(41)	(105)	(172)	(31)	(500)
Recoveries	16	30	—	2	39	3	—	90
Loans Charged-off	(5)	—	—	(2)	(71)	—	—	(78)
Ending Balance	$4,333	$6,777	$1,977	$309	$245	$450	$679	$14,770

September 30, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$5,661	$7,199	$1,016	$418	$326	$435	$495	$15,550
Provision for Loan Losses	(563)	206	156	(33)	77	(33)	190	—
Recoveries	19	55	—	—	41	6	—	121
Loans Charged-off	—	(6)	—	(7)	(65)	(1)	—	(79)
Ending Balance	$5,117	$7,454	$1,172	$378	$379	$407	$685	$15,592

The following table presents the activity in the allowance for loan losses by portfolio class for the nine months ending September 30, 2015 and 2014:

September 30, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	(350)	(566)	854	88	(65)	44	(5)	—
Recoveries	83	81	—	8	193	14	—	379
Loans Charged-off	(27)	(11)	—	(33)	(237)	(230)	—	(538)
Ending Balance	$4,333	$6,777	$1,977	$309	$245	$450	$679	$14,770

September 30, 2014	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	1,124	(1,546)	226	148	296	229	73	550
Recoveries	97	785	—	42	127	14	—	1,065
Loans Charged-off	(87)	(120)	—	(51)	(232)	(117)	—	(607)
Ending Balance	$5,117	$7,454	$1,172	$378	$379	$407	$685	$15,592

In determining the adequacy of the allowance for loan loss, general allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios, judgmentally adjusted for current economic factors and portfolio trends.  Overall the allowance

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

for loan and lease losses was increased in the agricultural sector as a result of qualitative considerations for current economic conditions and trends.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2015 and December 31, 2014:

September 30, 2015	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,688	$171	$1,517	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,082	4,162	5,260	1,977	309	245	450	679
Acquired with Deteriorated Credit Quality	—	—	—	—	—	—	—	—
Total Ending Allowance Balance	$14,770	$4,333	$6,777	$1,977	$309	$245	$450	$679

Loans:
Loans Individually Evaluated for Impairment	$6,116	$2,219	$3,885	$12	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,510,330	403,027	592,735	239,660	91,178	47,602	136,128	n/m(2)
Loans Acquired with Deteriorated Credit Quality	6,924	674	5,376	—	—	—	874	n/m(2)
Total Ending Loans Balance(1)	$1,523,370	$405,920	$601,996	$239,672	$91,178	$47,602	$137,002	n/m(2)

(1)Total recorded investment in loans includes $6,085 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2014	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,532	$87	$1,445	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,343	4,540	5,818	1,123	246	354	578	684
Acquired with Deteriorated Credit Quality	54	—	10	—	—	—	44	—
Total Ending Allowance Balance	$14,929	$4,627	$7,273	$1,123	$246	$354	$622	$684

Loans:
Loans Individually Evaluated for Impairment	$6,044	$1,964	$4,080	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,443,363	378,533	573,961	219,640	86,570	48,614	136,045	n/m(2)
Loans Acquired with Deteriorated Credit Quality	8,361	354	6,385	—	—	118	1,504	n/m(2)
Total Ending Loans Balance(1)	$1,457,768	$380,851	$584,426	$219,640	$86,570	$48,732	$137,549	n/m(2)

(1)Total recorded investment in loans includes $5,778 in accrued interest.
(2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014:

September 30, 2015	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$262	$259	$—
Commercial Real Estate Loans	1,081	962	—
Agricultural Loans	12	12	—
Subtotal	1,355	1,233	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,945	1,960	171
Commercial Real Estate Loans	3,584	2,923	1,517
Agricultural Loans	—	—	—
Subtotal	5,529	4,883	1,688
Total	$6,884	$6,116	$1,688

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$530	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

(1) Unpaid Principal Balance is the remaining contractual payments inclusive of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2015 and 2014:

September 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$366	$12	$12
Commercial Real Estate Loans	1,008	11	11
Agricultural Loans	12	1	1
Subtotal	1,386	24	24
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,974	22	22
Commercial Real Estate Loans	3,067	2	1
Agricultural Loans	—	—	—
Subtotal	5,041	24	23
Total	$6,427	$48	$47

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$127	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The following tables present loans individually evaluated for impairment by class of loans for the nine month period ended September 30, 2015 and 2014:

September 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$471	$24	$24
Commercial Real Estate Loans	1,228	92	92
Agricultural Loans	8	1	1
Subtotal	1,707	117	117
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,821	68	68
Commercial Real Estate Loans	3,093	3	2
Agricultural Loans	—	—	—
Subtotal	4,914	71	70
Total	$6,621	$188	$187

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$237	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of September 30, 2015 and December 31, 2014:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	2015	2014	2015	2014
Commercial and Industrial Loans and Leases	$680	$161	$10	$68
Commercial Real Estate Loans	3,077	3,460	—	—
Agricultural Loans	—	—	—	75
Home Equity Loans	226	268	—	—
Consumer Loans	94	196	—	—
Residential Mortgage Loans	1,249	1,885	—	—
Total	$5,326	$5,970	$10	$143
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$71	$1,154	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2015 and December 31, 2014:

September 30, 2015	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$405,920	$444	$44	$68	$556	$405,364
Commercial Real Estate Loans	601,996	—	39	1,210	1,249	600,747
Agricultural Loans	239,672	—	—	—	—	239,672
Home Equity Loans	91,178	364	45	226	635	90,543
Consumer Loans	47,602	409	60	94	563	47,039
Residential Mortgage Loans	137,002	2,138	210	1,104	3,452	133,550
Total(1)	$1,523,370	$3,355	$398	$2,702	$6,455	$1,516,915
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$6,924	$36	$—	$—	$36	$6,888

(1)Total recorded investment in loans includes $6,085 in accrued interest.

December 31, 2014	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$380,851	$628	$—	$148	$776	$380,075
Commercial Real Estate Loans	584,426	504	10	753	1,267	583,159
Agricultural Loans	219,640	25	—	75	100	219,540
Home Equity Loans	86,570	197	4	268	469	86,101
Consumer Loans	48,732	132	28	75	235	48,497
Residential Mortgage Loans	137,549	2,046	329	1,720	4,095	133,454
Total(1)	$1,457,768	$3,532	$371	$3,039	$6,942	$1,450,826
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$8,361	$—	$—	$648	$648	$7,713

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

During the three months ended September 30, 2015 and 2014, there were no new troubled debt restructurings. During the nine months ended September 30, 2015, there were no new troubled debt restructurings. During the nine months ended September 30, 2014, there was one loan modified as a troubled debt restructurings. The modification of the terms of this loan included a permanent reduction of the recorded investment in the loan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the recorded investment of troubled debt restructurings by class of loans as of September 30, 2015 and December 31, 2014:

September 30, 2015	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,541	$1,539	$2
Commercial Real Estate Loans	2,494	807	1,687
Total	$4,035	$2,346	$1,689

December 31, 2014	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,809	$1,803	$6
Commercial Real Estate Loans	2,841	960	1,881
Total	$4,650	$2,763	$1,887

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on previous page.

The Company had not committed to lending any additional amounts as of September 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2015 and 2014:

September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending September 30, 2015.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2015 and 2014:

September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the nine months ending September 30, 2015.

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

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending September 30, 2015 and 2014:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
September 30, 2015
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending September 30, 2015.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2015 and 2014:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
September 30, 2015
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	1	95
Total	1	$95
The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and charge-offs of $95 during the nine months ending September 30, 2015.

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
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$377,189	$16,682	$12,049	$—	$405,920
Commercial Real Estate Loans	565,396	23,879	12,721	—	601,996
Agricultural Loans	232,762	6,809	101	—	239,672
Total	$1,175,347	$47,370	$24,871	$—	$1,247,588
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$926	$1,723	$3,401	$—	$6,050

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$351,250	$18,387	$11,214	$—	$380,851
Commercial Real Estate Loans	545,804	23,421	15,201	—	584,426
Agricultural Loans	214,974	4,211	455	—	219,640
Total	$1,112,028	$46,019	$26,870	$—	$1,184,917
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$651	$1,697	$4,391	$—	$6,739

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of September 30, 2015 and December 31, 2014:

September 30, 2015	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$90,952	$47,508	$135,753
Nonperforming	226	94	1,249
Total	$91,178	$47,602	$137,002
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$874

December 31, 2014	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$86,302	$48,536	$135,664
Nonperforming	268	196	1,885
Total	$86,570	$48,732	$137,549
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$118	$1,504

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	September 30, 2015	December 31, 2014

Commercial and Industrial Loans	$674	$354
Commercial Real Estate Loans	5,376	6,385
Home Equity Loans	—	—
Consumer Loans	—	118
Residential Mortgage Loans	874	1,504
Total	$6,924	$8,361

Carrying Amount, Net of Allowance	$6,924	$8,307

Accretable yield, or income expected to be collected, is as follows:

	2015	2014

Balance at July 1	$1,680	$1,126
New Loans Purchased	—	—
Accretion of Income	(251)	(89)
Reclassifications from Non-accretable Difference	—	—
Charge-off of Accretable Yield	—	(113)
Balance at September 30	$1,429	$924

	2015	2014

Balance at January 1	$1,685	$1,279
New Loans Purchased	—	—
Accretion of Income	(333)	(242)
Reclassifications from Non-accretable Difference	104	—
Charge-off of Accretable Yield	(27)	(113)
Balance at September 30	$1,429	$924

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and nine months ended September 30, 2015 and 2014. No allowances for loan losses were reversed during the same period.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $123 as of September 30, 2015 and $288 as of December 31, 2014.

NOTE 6 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements totaled $17,079 as of September 30, 2015 and were secured by mortgage-backed securities. Risk could arise when the collateral pledged to repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at September 30, 2015. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2015
Net Interest Income	$18,961	$—	$2	$(104)	$18,859
Net Gains on Sales of Loans	831	—	—	—	831
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	1,053	—	(3)	1,051
Insurance Revenues	8	15	1,729	—	1,752
Noncash Items:
Provision for Loan Losses	(500)	—	—	—	(500)
Depreciation and Amortization	980	2	27	38	1,047
Income Tax Expense (Benefit)	2,571	(1)	84	(225)	2,429
Segment Profit (Loss)	7,702	(14)	140	(107)	7,721
Segment Assets at September 30, 2015	2,307,765	1,493	7,410	(3,458)	2,313,210

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2014
Net Interest Income	$18,908	$4	$1	$(122)	$18,791
Net Gains on Sales of Loans	613	—	—	—	613
Net Gains on Securities	567	—	—	—	567
Trust and Investment Product Fees	2	899	—	—	901
Insurance Revenues	15	22	1,702	—	1,739
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	1,120	5	26	38	1,189
Income Tax Expense (Benefit)	3,496	(15)	147	(190)	3,438
Segment Profit (Loss)	7,540	(30)	216	(18)	7,708
Segment Assets at December 31, 2014	2,242,456	11,401	6,429	(23,187)	2,237,099

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2015
Net Interest Income	$56,402	$8	$4	$(300)	$56,114
Net Gains on Sales of Loans	2,364	—	—	—	2,364
Net Gains on Securities	698	—	—	27	725
Trust and Investment Product Fees	3	2,974	—	(3)	2,974
Insurance Revenues	19	33	5,760	—	5,812
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	3,045	15	81	113	3,254
Income Tax Expense (Benefit)	8,709	(13)	576	(604)	8,668
Segment Profit (Loss)	21,650	(47)	874	(125)	22,352
Segment Assets at September 30, 2015	2,307,765	1,493	7,410	(3,458)	2,313,210

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

NOTE 8 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of September 30, 2015, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three and nine months ended September 30, 2015 and 2014.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 9 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2015, the Company has reserved 390,033 shares of common stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and nine months ended September 30, 2015 and 2014, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2015 and 2014 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended September 30, 2015, the Company granted awards of 102 shares of restricted stock. During the three months ended September 30, 2014, the Company granted no shares of restricted stock.  During the nine months ended September 30, 2015 and 2014, the Company granted awards of 33,480 and 31,080 shares of restricted stock, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2015	2014

Restricted Stock Expense	$227	$161
Cash Entitlement Expense	134	101
Tax Effect	(146)	(106)
Net of Tax	$215	$156

	Nine Months Ended September 30,
	2015	2014

Restricted Stock Expense	$737	$482
Cash Entitlement Expense	438	300
Tax Effect	(476)	(317)
Net of Tax	$699	$465

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,808 and $1,616 as of September 30, 2015 and 2014, respectively.

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
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Equity Plans and Equity Based Compensation (continued)

The Employee Stock Purchase Plan is not considered compensatory.  There was $22 expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2015. There was no expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2014. There was no unrecognized compensation expense as of September 30, 2015 and 2014 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2015, the Company held $9.4 million in Level 3 securities which consist of $9.0 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
September 30, 2015
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$9,970	$—	$9,970
Obligations of State and Political Subdivisions	—	184,336	9,006	193,342
Mortgage-backed Securities-Residential	—	421,479	—	421,479
Equity Securities	—	—	353	353
Total Securities	$—	$615,785	$9,359	$625,144

Loans Held-for-Sale	$—	$6,410	$—	$6,410

Derivative Assets	$—	$1,433	$—	$1,433

Derivative Liabilities	$—	$1,462	$—	$1,462

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$19,561	$—	$19,561
Obligations of State and Political Subdivisions	—	143,636	10,141	153,777
Mortgage-backed Securities-Residential	—	457,304	—	457,304
Equity Securities	—	—	353	353
Total Securities	$—	$620,501	$10,494	$630,995

Loans Held-for-Sale	$—	$6,311	$—	$6,311

Derivative Assets	$—	$507	$—	$507

Derivative Liabilities	$—	$508	$—	$508

There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2015 and December 31, 2014.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

At September 30, 2015, the aggregate fair value of the Loans Held-for-Sale was $6,410, aggregate contractual principal balance was $6,290 with a difference of $120. At December 31, 2014, the aggregate fair value of the Loans Held-for-Sale was $6,311, aggregate contractual principal balance was $6,227 with a difference of $84.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

	Obligations of State and Political Subdivisions		Equity Securities
	2015	2014	2015	2014

Balance of Recurring Level 3 Assets at July 1	$9,521	$10,562	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	25	(12)	—	—
Maturities / Calls	(540)	(430)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$9,006	$10,120	$353	$353

	Obligations of State and Political Subdivisions		Equity Securities
	2015	2014	2015	2014

Balance of Recurring Level 3 Assets at January 1	$10,141	$10,832	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	(20)	143	—	—
Maturities / Calls	(1,115)	(855)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$9,006	$10,120	$353	$353

Of the total gain/loss included in other comprehensive income for the three and nine months ended September 30, 2015, $25 and $(20), respectively, was attributable to other changes in fair value. The three and nine months ended September 30, 2015 included no gain/loss attributable to interest income on securities. Of the total gain/loss included in other comprehensive income for the three and nine months ended September 30, 2014, $(12) and $143, respectively, was attributable to other changes in fair value. The three and nine months ended September 30, 2014 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$426	$426
Commercial Real Estate Loans	—	—	1,386	1,386
Agricultural Loans	—	—	—	—
Other Real Estate
Commercial Real Estate	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,467 with a valuation allowance of $1,655, resulting in an additional provision for loan losses of $78 and $113 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, impaired loans resulted in an additional provision for loan losses of $30 and $187, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,043 with a valuation allowance of $1,539, resulting in an additional provision for loan losses of $261 for the year ended December 31, 2014.

There was no Other Real Estate carried at fair value less costs to sell at September 30, 2015. No charge to earnings was included in the three or nine months ended September 30, 2015. A charge to earnings through Other Operating Income of $83 was included in the three and nine months ended September 30, 2014. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $68 at December 31, 2014.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$426	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100%-69% (69%)
Impaired Loans - Commercial Real Estate Loans	$1,386	Sales comparison approach	Adjustment for physical condition of comparable properties sold	93%-30% (74%)

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial Real Estate Loans	$1,504	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-86% (71%)
Other Real Estate - Commercial Real Estate Loans	$68	Sales comparison approach	Adjustment for physical condition of comparable properties sold	55% (55%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2015 and December 31, 2014. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$62,238	$39,998	$22,240	$—	$62,238
Securities Held-to-Maturity	95	—	95	—	95
Loans, Net	1,496,998	—	—	1,500,221	1,500,221
FHLB Stock and Other Restricted Stock	8,167	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,978	—	2,819	6,159	8,978
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,458,467)	(1,458,467)	—	—	(1,458,467)
Time Deposits	(345,368)	—	(345,415)	—	(345,415)
Short-term Borrowings	(139,479)	—	(139,479)	—	(139,479)
Long-term Debt	(99,593)	—	(95,393)	(5,513)	(100,906)
Accrued Interest Payable	(627)	—	(620)	(7)	(627)

		Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$42,546	$33,481	$9,065	$—	$42,546
Securities Held-to-Maturity	184	—	186	—	186
Loans, Net	1,431,549	—	—	1,432,622	1,432,622
FHLB Stock and Other Restricted Stock	7,040	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,162	—	2,240	5,922	8,162
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,446,336)	(1,446,336)	—	—	(1,446,336)
Time Deposits	(333,425)	—	(335,134)	—	(335,134)
Short-term Borrowings	(141,473)	—	(141,473)	—	(141,473)
Long-term Debt	(64,591)	—	(60,289)	(5,429)	(65,718)
Accrued Interest Payable	(754)	—	(704)	(50)	(754)

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
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

Loans:
Fair values of loans, excluding loans held for sale and collateral dependent impaired loans carried at fair value, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued as described previously. The methods utilized to estimate fair value of loans do not necessarily represent an exit price.

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

NOTE 11 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2015 and 2014, net of tax:

September 30, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2015	$491	$—	$(68)	$423
Other Comprehensive Income (Loss) Before Reclassification	4,161	—	—	4,161
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
Net Current Period Other Comprehensive Income (Loss)	4,161	—	—	4,161
Ending Balance at September 30, 2015	$4,652	$—	$(68)	$4,584

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2015	$2,958	$—	$(68)	$2,890
Other Comprehensive Income (Loss) Before Reclassification	2,165	—	—	2,165
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(471)	—	—	(471)
Net Current Period Other Comprehensive Income (Loss)	1,694	—	—	1,694
Ending Balance at September 30, 2015	$4,652	$—	$(68)	$4,584

September 30, 2014	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2014	$(130)	$—	$(32)	$(162)
Other Comprehensive Income (Loss) Before Reclassification	577	—	—	577
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(369)	—	—	(369)
Net Current Period Other Comprehensive Income (Loss)	208	—	—	208
Ending Balance at September 30, 2014	$78	$—	$(32)	$46

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2014	$(5,231)	$—	$(32)	$(5,263)
Other Comprehensive Income (Loss) Before Reclassification	5,984	—	—	5,984
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(675)	—	—	(675)
Net Current Period Other Comprehensive Income (Loss)	5,309	—	—	5,309
Ending Balance at September 30, 2014	$78	$—	$(32)	$46

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the reclassifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gain (Loss) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2015	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$725	Net Gain (Loss) on Securities
	(254)	Income Tax Expense
	471	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2015	$471

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$567	Net Gain (Loss) on Securities
	(198)	Income Tax Expense
	369	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2014	$369

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$1,039	Net Gain (Loss) on Securities
	(364)	Income Tax Expense
	675	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2014	$675

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The Company adopted the proportional amortization method of accounting for its low income housing investments in the first quarter of 2015. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its consolidated financial statements; therefore, the Company did not adjust its prior period consolidated financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense on the consolidated statements of income for the three and nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014, the Company had investments in qualified housing projects totaling $5.8 million and $6.1 million, respectively. These investments are reported in the Accrued Interest Receivable and Other Assets line of the Consolidated Balance Sheet. The Company had an unfunded investment in qualified affordable housing investments of $4.4 million at September 30, 2015 and $4.8 million at December 31, 2014, which are reported in the Accrued Interest Payable and Other Liabilities line of the Consolidated Balance Sheet. For the three months ended September 30, 2015, the Company recognized $42 of low income housing investment tax credit through the income tax line of the Consolidated Statements of Income. The Company recognized $38 of low income housing investment losses net of tax credits during nine months ended September 30, 2015 through the income tax line of the Consolidated Statements of Income. Of this amount, $161 was due to the adoption of the proportional amortization method. For the third quarter and nine months ended September 30, 2014, the Company recognized $22 and $65 in the Other Operating Expense line, respectively, and $35 and $105 benefit in the Income Tax Expense line, respectively, of the Consolidated Statements of Income.

NOTE 13 – Subsequent Events

On October 26, 2015 the Company entered into a definitive agreement to acquire River Valley Bancorp (“RIVR”), through the merger of RIVR with and into the Company, and the merger of RIVR’s sole banking subsidiary, River Valley Financial Bank, into the Company’s subsidiary bank, German American Bancorp. River Valley Bank operates 14 banking offices in Southeast Indiana. RIVR’s assets and equity (unaudited) as of September 30, 2015 totaled $513.7 million and $55.6 million, respectively. Net income (unaudited) totaled $4.3 million for the nine month period ended September 30, 2015.

Under the terms of the proposed merger, the shareholders of RIVR would receive 0.770 shares of common stock of the Company and $9.90 of cash for each of their RIVR shares. Based upon the $30.02 per share 20-day volume weighted average price of the Company’s common shares on October 22, 2015 (the valuation upon which the exchange ratio was established) the transaction had a present indicated value of approximately $33.00 per RIVR common share. Because the value of the transaction to holders of RIVR common shares as of any future date will in large part be a function of the then-current market price of the Company’s common stock, the transaction value is expected to vary over the period of time prior to and at closing in the same direction as the market price of the Company’s common shares varies over that same time period.

Based on RIVR’s number of common shares outstanding at the time of entering into the definitive agreement, the Company expects to issue approximately 1.94 million shares of its common stock, and pay approximately $25 million in cash, in exchange for all

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Subsequent Events (continued)

of the issued and outstanding common shares of RIVR. On this basis, the basic transaction has an aggregate indicated value (valuing the German American’s common shares at the 20-day volume weighted average price ending on October 22, 2015, NASDAQ closing price) of approximately $83.5 million. The basic transaction value also includes approximately $500,000 in cash payments to be made in cancellation of stock options.

The proposed merger is subject to the approval by shareholders of RIVR, approval of the appropriate bank regulatory agencies and other conditions customary for transactions of this nature. It is contemplated that the merger will be consummated in the first quarter of 2016.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2015 and December 31, 2014 and the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Net income for the quarter ended September 30, 2015 totaled $7,721,000, or $0.58 per diluted share, which was relatively flat compared to the quarter ended September 30, 2014 net income of $7,708,000, or $0.58 per diluted share. On a year-to-date basis, 2015 earnings improved to $22,352,000, or $1.69 per diluted share, as compared to $20,700,000, or $1.57 per diluted share for the first nine months of 2014 representing an increase of 8% on a per share basis.

On October 26, 2015, the Company and River Valley Bancorp (“River Valley”) entered into a definitive agreement to merge River Valley into the Company. Immediately following this transaction, River Valley’s subsidiary bank, River Valley Financial Bank, would merge into German American’s similarly-named subsidiary bank, German American Bancorp. This transaction provides a strategic opportunity for German American to enhance its presence in the Southeast Indiana market area.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of September 30, 2015, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $2,757,000 and gross unrealized gains totaled approximately $9,976,000.

Income Tax Expense

Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carry-back and carry-forward periods, including consideration of available tax planning strategies. Tax related loss contingencies, including assessments arising from tax examinations and tax strategies, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In considering the likelihood of loss, management considers the nature of the contingency, the progress of any examination or related protest or appeal, the views of legal counsel and other advisors, experience of the Company or other enterprises in similar matters, if any, and management’s intended response to any assessment.

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2015 totaled $7,721,000, or $0.58 per diluted share, which was relatively flat to the quarter ended September 30, 2014 net income of $7,708,000, or $0.58 per diluted share. On a year-to-date basis, 2015 earnings improved to $22,352,000, or $1.69 per diluted share, as compared to $20,700,000, or $1.57 per diluted share for the first nine months of 2014 representing an increase of 8% on a per share basis.

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

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$22,155	$3	0.06%	$15,788	$2	0.04%
Securities:
Taxable	442,907	2,176	1.97%	489,466	2,531	2.07%
Non-taxable	186,563	2,365	5.07%	137,632	1,746	5.07%
Total Loans and Leases(2)	1,492,772	16,796	4.47%	1,424,458	16,755	4.67%
Total Interest Earning Assets	2,144,397	21,340	3.96%	2,067,344	21,034	4.05%
Other Assets	145,019			140,019
Less: Allowance for Loan Losses	(15,382)			(15,879)
Total Assets	$2,274,034			$2,191,484

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,027,035	$329	0.13%	$1,017,266	$317	0.12%
Time Deposits	355,853	658	0.73%	330,494	708	0.85%
FHLB Advances and Other Borrowings	200,831	573	1.13%	213,205	532	0.99%
Total Interest-bearing Liabilities	1,583,719	1,560	0.39%	1,560,965	1,557	0.40%
Demand Deposit Accounts	428,380			400,223
Other Liabilities	19,628			13,028
Total Liabilities	2,031,727			1,974,216
Shareholders’ Equity	242,307			217,268
Total Liabilities and Shareholders’ Equity	$2,274,034			$2,191,484

Cost of Funds			0.29%			0.30%
Net Interest Income		$19,780			$19,477
Net Interest Margin			3.67%			3.75%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $68,000, or less than 1%, (an increase of $303,000 or 2% on a tax-equivalent basis) for the quarter ended September 30, 2015 compared with the same quarter of 2014. The increased level of net interest income during the third quarter of 2015 compared with the third quarter of 2014 was driven by a higher level of earning assets and in particular growth of the loan portfolio. In addition, the increased level of net interest income was attributable to a shift from the taxable securities portfolio to the non-taxable securities portfolio.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.67% for the third quarter of 2015 compared to 3.75% during the third quarter of 2014. The yield on earning assets totaled 3.96% during the quarter ended September 30, 2015 compared to 4.05% in the same period of 2014 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.29% during the quarter ended September 30, 2015 compared to 0.30% in the same period of 2014.

The decline in the net interest margin in the third quarter of 2015 compared with the third quarter of 2014 was largely attributable to the continued downward pressure on earning asset yields being driven by the low market interest rate environment and a competitive marketplace for lending opportunities. Partially mitigating the decline in earning asset yields was the continued modest decline in the Company's cost of funds. Accretion of loan discounts on acquired loans contributed approximately 4 basis points on an annualized basis to the net interest margin in the third quarter of 2015 and approximately 6 basis points in the third quarter of 2014.

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
Assets
Federal Funds Sold and Other Short-term Investments	$19,755	$10	0.07%	$13,490	$8	0.08%
Securities:
Taxable	460,499	6,830	1.98%	499,404	7,944	2.12%
Non-taxable	172,007	6,490	5.03%	125,708	4,824	5.12%
Total Loans and Leases(2)	1,464,632	49,815	4.55%	1,395,529	48,989	4.69%
Total Interest Earning Assets	2,116,893	63,145	3.98%	2,034,131	61,765	4.06%
Other Assets	145,749			140,725
Less: Allowance for Loan Losses	(15,247)			(15,615)
Total Assets	$2,247,395			$2,159,241

Liabilities and Shareholders’ Equity
Interest-bearing Demand, Savings and Money Market Deposits	$1,033,107	$986	0.13%	$1,032,463	$960	0.12%
Time Deposits	352,444	2,016	0.76%	335,816	2,138	0.85%
FHLB Advances and Other Borrowings	177,138	1,481	1.12%	166,276	1,448	1.16%
Total Interest-bearing Liabilities	1,562,689	4,483	0.38%	1,534,555	4,546	0.40%
Demand Deposit Accounts	425,379			402,070
Other Liabilities	21,223			11,621
Total Liabilities	2,009,291			1,948,246
Shareholders’ Equity	238,104			210,995
Total Liabilities and Shareholders’ Equity	$2,247,395			$2,159,241

Cost of Funds			0.28%			0.30%
Net Interest Income		$58,662			$57,219
Net Interest Margin			3.70%			3.76%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $806,000 or 1% (an increase of $1,444,000 or 3% on a tax-equivalent basis) for the nine months ended September 30, 2015 compared with the same period of 2014. The increased level of net interest income during the first nine months of 2015 compared with the same period of 2014 was driven by a higher level of earning assets and in particular growth of the loan portfolio. In addition, the increased level of net interest income was attributable to a shift from the taxable securities portfolio to the non-taxable securities portfolio.

The tax equivalent net interest margin was 3.70% for the nine months ended September 30, 2015 compared to 3.76% during the first nine months of 2014.  The yield on earning assets totaled 3.98% during the nine months ended September 30, 2015 compared to 4.06% in the same period of 2014 while the cost of funds totaled 0.28% during the nine months ended September 30, 2015 compared to 0.30% in the same period of 2014.

The decline in the net interest margin in the first nine months of 2015 compared with the same period of 2014 was largely attributable to the continued downward pressure on earning asset yields being driven by the low market interest rate environment and a competitive marketplace for lending opportunities. Partially mitigating the decline in earning asset yields was the continued decline in the Company's cost of funds. Accretion of loan discounts on acquired loans contributed approximately 5 basis points on an annualized basis to the net interest margin during the nine months ended September 30, 2015 compared with 6 basis points during the same period of 2014.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2015, the Company recognized a negative provision for loan losses of $500,000 which represented an decrease of $500,000 from the third quarter of 2014 when no provision was recorded. The negative provision for loan losses during the third quarter of 2015 was attributable to continued improvement in the asset quality metrics of the Company as well as a reduction in the historical loss allocation as a result of years of higher losses migrating out of the look-back period that is used in the Company's standard methodology for determining the adequacy of its allowance for loan and lease losses. The Company recorded no provision for loan losses during the nine months ended September 30, 2015, a decrease of $550,000 compared to the provision of $550,000 during the nine months ended September 30, 2014.

The Company recorded net recoveries $12,000 during the three months ended September 30, 2015, compared with net recoveries of $42,000 during the same period of 2014. The Company realized net charge-offs of $159,000 or 1 basis point on an annualized basis of average loans outstanding during the nine months ended September 30, 2015, compared with net recoveries of $458,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2014.

The provision for loan losses made during the three and nine months ended September 30, 2015 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2015, non-interest income totaled $7,757,000, an increase of $1,320,000, or 21%, compared with the third quarter of 2014.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Trust and Investment Product Fees	$1,051	$901	$150	17%
Service Charges on Deposit Accounts	1,237	1,300	(63)	(5)
Insurance Revenues	1,752	1,739	13	1
Company Owned Life Insurance	205	210	(5)	(2)
Interchange Fee Income	547	508	39	8
Other Operating Income	2,134	599	1,535	256
Subtotal	6,926	5,257	1,669	32
Net Gains on Sales of Loans	831	613	218	36
Net Gains on Securities	—	567	(567)	(100)
Total Non-interest Income	$7,757	$6,437	$1,320	21

Trust and investment product fees increased $150,000, or 17%, during the quarter ended September 30, 2015 compared with the third quarter of 2014. The increase in revenue was primarily attributable to continued growth in assets under management within in the Company's trust advisory group.

Other operating income increased $1,535,000 during the quarter ended September 30, 2015 compared with the third quarter of 2014. The donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas that had a net book value of approximately $360,000 and an estimated fair value of approximately $1.75 million resulted in a net gain on the disposition of fixed assets of approximately $1.4 million. This transaction was the primary driver of the increase in other operating income. A corresponding contribution expense of $1.75 million was recognized in advertising and promotion expense of the Company's income statement.

Net gains on sales of loans increased $218,000, or 36%, during the third quarter of 2015 compared with the third quarter of 2014. Loan sales totaled $39.1 million during the quarter ended September 30, 2015 compared with $28.6 million during the third quarter of 2014.

During the three months ended September 30, 2015, there were no sales of securities. During the three months ended September 30, 2014, the Company realized a net gain on the sale of securities of $567,000 related to the sale of $44.9 million of securities.

During the nine months ended September 30, 2015, non-interest income totaled $21,020,000, an increase of $2,800,000, or 15%, compared with the first nine months of 2014.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Trust and Investment Product Fees	$2,974	$2,728	$246	9%
Service Charges on Deposit Accounts	3,594	3,552	42	1
Insurance Revenues	5,812	5,777	35	1
Company Owned Life Insurance	617	603	14	2
Interchange Fee Income	1,593	1,467	126	9
Other Operating Income	3,341	1,579	1,762	112
Subtotal	17,931	15,706	2,225	14
Net Gains on Sales of Loans	2,364	1,475	889	60
Net Gains on Securities	725	1,039	(314)	(30)
Total Non-interest Income	$21,020	$18,220	$2,800	15

Trust and investment product fees increased $246,000, or 9%, during the nine months ended September 30, 2015 compared with the same period of 2014. The increase in revenue was primarily attributable to continued growth in assets under management within in the Company's trust advisory group.

Other operating income increased $1,762,000 during the nine months ended September 30, 2015 compared with the same period of 2014. The increase was primarily related to the aforementioned donation of a building and accompanying real estate which occurred during the third quarter of 2015 and to a lesser degree to fees and fair value adjustments associated with interest rate swap transactions with loan customers.

Net gains on sales of loans increased $889,000, or 60%, during the nine months ended September 30, 2015 compared with the first nine months of 2014. Loan sales totaled $110.6 million during the first nine moths of 2015, compared with $72.2 million during the same period of 2014.

During the nine months ended September 30, 2015, the Company realized a net gain on the sale of securities of $725,000 related to the sale of $18.3 million of securities, compared with a net gain on the sale of securities of $1,039,000 related to the sale of $51.7 million in the first nine months of 2014.

Non-interest Expense:

During the quarter ended September 30, 2015, non-interest expense totaled $16,966,000, an increase of $2,884,000, or 20%, compared with the third quarter of 2014.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Salaries and Employee Benefits	$8,998	$7,975	$1,023	13%
Occupancy, Furniture and Equipment Expense	1,761	1,725	36	2
FDIC Premiums	284	277	7	3
Data Processing Fees	901	935	(34)	(4)
Professional Fees	787	516	271	53
Advertising and Promotion	2,198	613	1,585	259
Intangible Amortization	183	302	(119)	(39)
Other Operating Expenses	1,854	1,739	115	7
Total Non-interest Expense	$16,966	$14,082	$2,884	20

Salaries and employee benefits increased $1,023,000, or 13%, during the quarter ended September 30, 2015 compared with the third quarter of 2014. The increase in salaries and benefits during the third quarter of 2015 compared with the third quarter of 2014 was primarily attributable to increased costs associated with the Company's partially self insured health insurance plan. Also contributing to the increased level of salaries and benefits were costs of the Company's long-term equity and short-term cash incentive compensation plans and retirement benefits for certain long-term employees.

Advertising and promotion increased $1,585,000 during the quarter ended September 30, 2015 compared with the third quarter of 2014. The primary driver of the increase in advertising and promotion was the recognition of a $1,750,000 contribution expense related to the donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas.

Professional fees increased $271,000, or 53%, during the third quarter of 2015 compared with the third quarter of 2014. This increase was largely attributable to professional fees associated with the recently announced pending acquisition of River Valley Bancorp by the Company. Also contributing to the increased professional fees were increased legal costs for the Company and also to professional fees related to the conversion to a new agency management system by the Company's property and casualty insurance agency.

Intangible amortization declined $119,000, or 39%, during the quarter ended September 30, 2015 compared with the third quarter of 2014. The decline was attributable to a reduced level of core deposit intangible amortization expense that resulted from previous bank acquisition transactions.

During the nine months ended September 30, 2015, total non-interest expense increased $2,803,000, or 6%, compared with the nine months ended September 30, 2014.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2015	2014	Change	Change
Salaries and Employee Benefits	$26,082	$24,285	$1,797	7%
Occupancy, Furniture and Equipment Expense	5,149	5,248	(99)	(2)
FDIC Premiums	850	828	22	3
Data Processing Fees	2,608	2,892	(284)	(10)
Professional Fees	2,073	1,761	312	18
Advertising and Promotion	3,125	1,635	1,490	91
Intangible Amortization	630	975	(345)	(35)
Other Operating Expenses	5,597	5,687	(90)	(2)
Total Non-interest Expense	$46,114	$43,311	$2,803	6

Salaries and employee benefits increased $1,797,000, or 7%, during the nine months ended September 30, 2015 compared with the same nine month period of 2014. The increase in salaries and benefits during 2015 compared with 2014 was attributable to increased costs associated with the Company's partially self insured health insurance plan, costs related to the Company's long-term equity and short-term cash incentive compensation plans and variable compensation related to an increased level of secondary market mortgage loan production.

Data processing fees decreased $284,000, or 10%, during the nine months ended September 30, 2015 compared with the same period of 2014. The decrease was primarily attributable to costs associated with the implementation of new commercial and retail digital banking platforms in 2014.

Professional fees increased $312,000, or 18%, during the nine months ended September 30, 2015 compared with the third quarter of 2014. Increase was largely attributable to professional fees associated with the recently announced pending acquisition of River Valley Bancorp by the Company. Also contributing to the increased professional fees were increased legal costs for the Company and also to professional fees related to the conversion to a new agency management system by the Company's property and casualty insurance agency.

Advertising and promotion expense increased $1,490,000 during the nine months ended September 30, 2015 compared with the same period of 2014. The increase was primarily due to the aforementioned donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas.

Intangible amortization declined $345,000, or 35%, during the nine months ended September 30, 2015 compared with the first nine months of the same period of 2014. The decline was attributable to lower levels of amortization of core deposit intangible from previous bank acquisition transactions.

Income Taxes:

The Company’s effective income tax rate was 23.9% and 30.8%, respectively, during the three months ended September 30, 2015 and 2014. The Company’s effective income tax rate was 27.9% and 30.2%, respectively, during the nine months ended September 30, 2015 and 2014. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company owned life insurance, income tax credits generated from investments in a new markets tax credit project and affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. The decline in the effective tax rate during three months and nine months ended September 30, 2015 compared with the same periods of 2014 were primarily impacted by the aforementioned donation of a building and accompanying real estate, the overall percentage change in revenue generated from tax-advantaged sources, and the timing of the reversal of certain deferred tax items.

FINANCIAL CONDITION

Total assets at September 30, 2015 increased $76.1 million, or 5% on an annualized basis, to $2.313 billion compared with $2.237 billion in total assets at December 31, 2014.  The increase in total assets was primarily attributable to an increase in period-end loan balances.

Loans outstanding at September 30, 2015 increased $65.3 million, or 6% on an annualized basis, compared with year-end 2014. The increase in loans was primarily centered in the commercial and industrial loan, agricultural loan, and commercial real estate loan portfolios.

End of Period Loan Balances: (dollars in thousands)	September 30, 2015	December 31, 2014	Current Period Change
Commercial & Industrial Loans	$404,946	$380,079	$24,867
Commercial Real Estate Loans	600,688	583,086	17,602
Agricultural Loans	236,619	216,774	19,845
Home Equity & Consumer Loans	138,387	134,847	3,540
Residential Mortgage Loans	136,645	137,204	(559)
Total Loans	$1,517,285	$1,451,990	$65,295

The Company’s allowance for loan losses totaled $14.8 million at September 30, 2015 representing a decline of $159,000, or 1% on an annualized basis, from December 31, 2014.  The allowance for loan losses represented 0.98% of period-end loans at September 30, 2015 compared with 1.03% of period-end loans at December 31, 2014.

Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $3.1 million as of September 30, 2015 and $4.1 million at year-end 2014.

The following is an analysis of the Company’s non-performing assets at September 30, 2015 and December 31, 2014:

Non-performing Assets: (dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual Loans	$5,326	$5,970
Past Due Loans (90 days or more and still accruing)	10	140
Total Non-performing Loans	5,336	6,110
Other Real Estate	123	356
Total Non-performing Assets	$5,459	$6,466

Restructured Loans	$2,309	$2,726

Non-performing Loans to Total Loans	0.35%	0.42%
Allowance for Loan Loss to Non-performing Loans	276.80%	244.34%

Non-performing assets totaled $5.5 million, or 0.24% of total assets at September 30, 2015 compared to $6.5 million, or 0.29% of total assets at December 31, 2014.  Non-performing loans totaled $5.3 million, or 0.35% of total loans at September 30, 2015 compared to $6.1 million, or 0.42% of total loans at December 31, 2014.

Non-accrual commercial real estate loans totaled $3.1 million at September 30, 2015 representing a decline of $383,000, or 11%, from the $3.5 million of non-accrual commercial real estate loans at year-end 2014.  Non-accrual commercial real estate loans represented 58% of the total non-performing loans at both September 30, 2015 and year-end 2014. There were no non-accrual agricultural loans at September 30, 2015 or December 31, 2014. Non-accrual commercial and industrial loans totaled $680,000 at September 30, 2015 representing an increase of $519,000 from the $161,000 on non-accrual commercial and industrial loans at year-end 2014. Non-accrual commercial and industrial loans represented 13% of non-performing loans at September 30, 2015 compared to 3% at year-end 2014. Non-accrual home equity loans totaled 4% of non-performing loans at both September 30, 2015 and year-end 2014. Non-accrual consumer loans totaled 2% of non-performing loans at September 30, 2015 compared with 3% at year-end 2014. Non-accrual residential mortgage loans totaled $1.2 million at September 30, 2015 representing a decline of $636,000, or 34%, from the $1.9 million of non-accrual residential mortgage loans at year-end 2014.  Non-accrual residential mortgage loans represented 23% of the total non-performing loans at September 30, 2015 compared to 32% of the total non-performing loans at year-end 2014.

At September 30, 2015, there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.7 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2014. The borrower has made all contractual payments due during 2015 and the principal balance of this relationship was reduced by $101,000 during the first nine months of 2015.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2014 or during the first nine months of 2015.  The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $71,000 at September 30, 2015 compared with $1,154,000 at December 31, 2014. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 1% of total non-performing loans at September 30, 2015 and 19% at December 31, 2014.

As of September 30, 2015, past due purchased loans with evidence of credit deterioration since origination totaled $36,000 compared with $648,000 at year-end 2014.  Past due purchased loans with evidence of credit deterioration since origination represented 1% of total past due loans at September 30, 2015 and 9% at year-end 2014.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $3.4 million at September 30, 2015 compared with $4.4 million at December 31, 2014. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 14% of total adversely classified loans at September 30, 2015 compared with approximately 16% of total adversely classified loans at year-end 2014.

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

Total deposits increased $24.1 million, or 2% on an annualized basis, as of September 30, 2015 compared with December 31, 2014 total deposits.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2015	December 31, 2014	Current Period Change
Non-interest-bearing Demand Deposits	$418,947	$428,016	$(9,069)
Interest-bearing Demand, Savings, & Money Market Accounts	1,039,520	1,018,320	21,200
Time Deposits < $100,000	194,408	198,916	(4,508)
Time Deposits of $100,000 or more	150,960	134,509	16,451
Total Deposits	$1,803,835	$1,779,761	$24,074

Capital Resources:

As of September 30, 2015, shareholders’ equity increased by $18.5 million, or 11% on an annualized basis, to $247.4 million compared with $228.8 million at year-end 2014. The increase in shareholders’ equity was primarily attributable to an increase of $15.6 million in retained earnings. Shareholders’ equity represented 10.7% of total assets at September 30, 2015 and 10.2% of total assets at December 31, 2014. Shareholders’ equity included $22.0 million of goodwill and other intangible assets at September 30, 2015 compared to $22.6 million of goodwill and other intangible assets at year-end 2014.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of March 31, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company will be required to maintain a capital conservation buffer above the adequately capitalized Common Equity Tier 1 capital ratio. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At September 30, 2015, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The tables below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2015 Ratio (1)	12/31/2014 Ratio	Minimum for Capital Adequacy Purposes (2)	Well-Capitalized Guidelines (2)
Common Equity Tier 1 Capital Ratio
Consolidated	12.68%	N/A	4.50%	N/A
Bank	11.50%	N/A	4.50%	6.50%
Tier 1 Capital Ratio
Consolidated	12.97%	12.95%	6.00%	N/A
Bank	11.50%	11.64%	6.00%	8.00%
Total Capital Ratio
Consolidated	13.81%	13.88%	8.00%	N/A
Bank	12.34%	12.57%	8.00%	10.00%
Tier 1 Leverage Ratio
Consolidated	10.11%	9.57%	4.00%	N/A
Bank	8.97%	8.59%	4.00%	5.00%
(1)The 9/30/2015 capital ratios are calculated based on the new Basel III regulatory capital framework.
(2)The Minimum for Capital Adequacy Purposes and Well-Capitalized Guidelines are based on the new Basel III regulatory capital framework.

Under the the final rules provided for by Basel III, accumulated other comprehensive income ("AOCI") was to be included in a banking organization's Common Tier 1 capital. The final rules allowed community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was to be made in the first regulatory filings (call report and FRY-9) that were made after the banking organizations became subject to the final rules. The Company elected to opt-out and continue the existing treatment of AOCI for regulatory capital purposes. For additional information, also see the discussion in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $19.7 million during the nine months ended September 30, 2015 ending at $62.1 million.  During the nine months ended September 30, 2015, operating activities resulted in net cash inflows of $29.2 million. Investing activities resulted in net cash outflows of $60.2 million during the nine months ended September 30, 2015.  Financing activities resulted in net cash inflows for the nine months ended September 30, 2015 of $50.7 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2015, the parent company had approximately $22.3 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2015 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$70,097	(7.23)%
+1%	72,741	(3.74)%
Base	75,564	—
-1%	74,116	(1.92)%
-2%	72,370	(4.23)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2015 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity. As an example, a gradual change in rates compared with a sudden and significant change in interest rates can impact rate movement of the Company’s variable rate commercial and agricultural loan portfolio due to the Company’s extensive utilization of interest rate floors in its commercial and agricultural portfolio.

The Company’s loan portfolio as of September 30, 2015 totaled approximately $1.5 billion of which approximately $1.2 billion were commercial and industrial, commercial real estate, and agricultural loans and leases. Within the commercial and agricultural portfolio, approximately 24% were fixed rate and 76% were variable rate loans. Of the total commercial and agricultural variable rate loans, approximately one-third are currently at their interest rate floors, which are, on a weighted average basis, approximately 75 basis points above their fully indexed rate based on current market interest rates.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2015 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$272,057	(9.00)%	12.46%	(60) b.p.
+1%	286,187	(4.27)%	12.80%	(26) b.p.
Base	298,949	—	13.06%	—
-1%	264,089	(11.66)%	11.38%	(168) b.p.
-2%	222,673	(25.51)%	9.55%	(351) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were as of that date effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2015	—	—	—	272,789
August 2015	—	—	—	272,789
September 2015	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2015 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2015.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 9, 2015	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer

Date: November 9, 2015	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization between German American Bancorp, Inc. and River Valley Bancorp, dated October 26, 2015 is incorporated by reference to the Registrant's Current Report on Form 8-K filed October 26, 2015.

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
10.1
Voting Agreement, dated October 26, 2015, among German American Bancorp, Inc. and certain shareholders of River Valley Bancorp is incorporated by reference to the Registrant's Current Report on Form 8-K Filed October 26, 2015.

10.2*
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
101**+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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