Form 10-K
period 2015-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2016-03-09
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☑ No

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2015 was approximately $356,839,806. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of March 1, 2016, there were outstanding 15,221,253 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 19, 2016, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2015

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

PART I

Item 1. Business.

General

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. On March 1, 2016, the Company completed its acquisition of River Valley Bancorp ("River Valley"), and its subsidiaries, including River Valley Financial Bank. The acquisition is discussed in more detail in Note 20 (Subsequent Events) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. After the acquisition of River Valley, German American, through its banking subsidiary German American Bancorp, operates 51 banking offices in 19 contiguous southern Indiana counties and one northern Kentucky county. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

The Company’s lines of business include retail and commercial banking, comprehensive financial planning, full service brokerage and trust administration, and a full range of personal and corporate insurance products. Financial and other information by segment is included in Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bancorp	Commercial Bank	Jasper, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Jasper, IN
German American Investment Services, Inc.	Retail Brokerage	Jasper, IN

Business Developments

On March 1, 2016, the Company acquired by merger River Valley Bancorp and its subsidiary, River Valley Financial Bank. River Valley Financial Bank, headquartered in Madison, Indiana, provided a full range of commercial and consumer banking services from 14 banking offices predominantly located in southeast Indiana. At the time of acquisition, River Valley reported on its balance sheet consolidated assets and equity (unaudited) as of February 29, 2016 that totaled $516.3 million and $56.6 million, respectively. For further information regarding the River Valley merger transaction, see Note 20 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 20 is incorporated into this Item 1 by reference.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The Indiana map below illustrates the locations of the Company’s 51 retail and commercial banking, insurance and investment offices as of March 1, 2016.

Competition

The industries in which the Company operates are highly competitive. The Bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana and elsewhere. Further, the Bank competes for loans and deposits not only with commercial banks but also with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. There are numerous alternative providers (including national providers that advertise extensively and provide their services via e-mail, direct mail, telephone and the Internet) for the insurance products and services offered by German American Insurance, Inc., trust and financial planning services offered by the Bank and the brokerage products and financial planning services offered by German American Investment Services, Inc. Many of these competitors have substantially greater resources than the Company.

Employees

At March 1, 2016 the Company and its subsidiaries employed approximately 596 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

Generally, for purposes of satisfying these capital requirements, we must maintain capital sufficient to meet both risk-based asset ratio tests and a leverage ratio test on a consolidated basis. The risk-based ratios are determined by allocating assets and specified off-balance sheet commitments into various weighted categories, with higher weighting assigned to categories perceived as representing greater risk. A risk-based ratio represents the applicable measure of capital divided by total risk-weighted assets. The leverage ratio is a measure of our core capital divided by our total assets adjusted as specified in the guidelines.

Effective January 1, 2015 (subject to certain phase-in provisions), we became subject to new rules adopted in 2013 by the federal banking agencies that implement certain regulatory capital reforms based upon banking supervision principles adopted by the Basel Committee on Banking Supervision (known as “Basel III”) and certain changes required by the Dodd-Frank Act. Generally, under these new rules (and subject to certain phase-in provisions), (a) minimum requirements have increased for both the quality and quantity of capital held by banking organizations, (b) new and stricter criteria are applied for determining the eligibility for inclusion in regulatory capital of capital instruments (other than common equity), and (c) the methodology for calculating risk-weighted assets has changed. The rules include, among other requirements:

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

Under prior capital standards in effect throughout 2014, the effects of AOCI items included in capital were excluded for the purposes of determining regulatory capital ratios; under the present rules, we and our bank subsidiary were given the opportunity to make a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to their treatment under the prior risk-based capital rules. Our AOCI Opt-out Election was made in connection with the regulatory financial reports that we and our bank subsidiary filed with banking agencies for our fiscal quarter ended March 31, 2015.

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

Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank throughout 2015 was well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $19.1 million of such brokered deposits at December 31, 2015. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

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

To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2015, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2015, see Note 8 (Shareholders' Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.

Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.

Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2015, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $31,000,000 of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders' Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

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

On December 10, 2013, five financial regulatory agencies, including the FRB and FDIC, adopted final rules implementing the so-called Volcker Rule added to banking law by Section 619 of the Dodd-Frank Act. These final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). Community banks like the Bank have been afforded some relief under these final rules from onerous compliance obligations created by the rules; if banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the FRB granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. We do not expect that the Volcker Rule will have any material financial implications on us or our investments or activities.

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

The Bank is subject to a wide variety of other laws with respect to the operation of its businesses, and regulations adopted under those laws, including but not limited to the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, TILA-RESPA Integrated Disclosure Rule, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act) and the John Warner National Defense Authorization Act. The laws and regulations to which we are subject are constantly under review by Congress, the federal regulatory agencies, and the state authorities.

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

•
risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base or employee base of the acquired institution or branches, and difficulties in integration of the acquired operations;

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

We conduct business from offices that are located in 19 contiguous southern Indiana counties and one northern Kentucky county, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. Our performance could be negatively affected to the extent that business and economic conditions in this area do not continue to recover from the recent recession. Any material deterioration in economic conditions in these markets could have direct or indirect material adverse impacts on us, or on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such deterioration could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As more fully described herein, we have recently acquired River Valley Bancorp and we may acquire other banks, bank branches and other financial-service-related businesses and assets in the future. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the acquired assets, operations or company;

•	exposure to potential asset quality issues of the acquired assets, operations or company;

•	environmental liability with acquired real estate collateral or other real estate;

•	difficulty and expense of integrating the operations, systems and personnel of the acquired assets, operations or company;

•	potential disruption to our ongoing business, including diversion of our management's time and attention;

•	the possible loss of key employees and customers of the acquired operations or company;

•	difficulty in estimating the value of the acquired assets, operations or company; and

•	potential changes in banking or tax laws or regulations that may affect the acquired assets, operations or company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 55 other locations in Southern Indiana of which 41 are owned by the Company and 14 are leased from third parties.

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

	2015			2014
	High	Low	Cash Dividend	High	Low	Cash Dividend
Fourth Quarter	$34.61	$28.78	$0.17	$30.82	$25.73	$0.16
Third Quarter	$30.71	$28.32	$0.17	$27.74	$25.80	$0.16
Second Quarter	$30.38	$28.18	$0.17	$29.79	$25.07	$0.16
First Quarter	$29.78	$27.84	$0.17	$29.75	$25.54	$0.16
			$0.68			$0.64

The Common Stock was held of record by approximately 3,594 shareholders at March 1, 2016.

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

Transfer Agent:	Computershare Priority Processing 250 Royall St Canton, MA 02021 Contact: Shareholder Relations (800) 884-4225	Shareholder Information and Corporate Office:	Terri A. Eckerle German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2015, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2015 comparison were: 1st Source Corp., Your Community Bankshares, Inc., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, and Horizon Bancorp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2015	—	—	—	272,789
November 2015	—	—	—	272,789
December 2015	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2015 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2015.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan. Each of these four plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above. The following table sets forth information regarding these plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	7,017	(a)	$13.25	707,064	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	7,017		$13.25	707,064

(a)
Does not include any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2016 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2015 during the plan year that commenced in August 2015. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2016, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)
Represents 399,688 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 307,376 shares that were available for grant or issuance at December 31, 2015 under the 2009 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following: (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company’s shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 (Shareholders' Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data). Year-to-year financial information comparability is affected by the acquisition accounting treatment for mergers and acquisitions, including but not limited to the Company’s acquisition of American Community Bancorp, Inc., effective January 1, 2011 and the Company’s acquisition of United Commerce Bancorp, effective October 1, 2013.

	2015	2014	2013	2012	2011
Summary of Operations:
Interest Income	$81,620	$80,386	$75,672	$77,160	$80,161
Interest Expense	6,068	6,047	7,155	10,912	16,180
Net Interest Income	75,552	74,339	68,517	66,248	63,981
Provision for Loan Losses	—	150	350	2,412	6,800
Net Interest Income after Provision For Loan Losses	75,552	74,189	68,167	63,836	57,181
Non-interest Income	27,444	23,937	23,615	21,811	21,576
Non-interest Expense	61,326	57,713	54,905	50,923	50,782
Income before Income Taxes	41,670	40,413	36,877	34,724	27,975
Income Tax Expense	11,606	12,069	11,464	10,669	7,726
Net Income	$30,064	$28,344	$25,413	$24,055	$20,249

Year-end Balances:
Total Assets	$2,373,701	$2,237,099	$2,163,827	$2,006,300	$1,873,767
Total Loans, Net of Unearned Income	1,564,347	1,447,982	1,382,382	1,204,866	1,120,993
Total Deposits	1,826,376	1,779,761	1,812,156	1,640,931	1,556,198
Total Long-term Debt	95,606	64,591	87,237	89,472	90,974
Total Shareholders’ Equity	252,348	228,824	200,097	185,026	167,610

Average Balances:
Total Assets	$2,267,555	$2,170,761	$2,037,236	$1,934,123	$1,823,703
Total Loans, Net of Unearned Income	1,483,752	1,406,000	1,272,055	1,147,891	1,114,181
Total Deposits	1,825,913	1,783,348	1,695,796	1,618,712	1,521,204
Total Shareholders’ Equity	241,017	214,496	189,689	177,207	159,765

Per Share Data:
Net Income (1)	$2.27	$2.14	$1.98	$1.90	$1.61
Cash Dividends	0.68	0.64	0.60	0.56	0.56
Book Value at Year-end	19.00	17.31	15.19	14.64	13.31

Other Data at Year-end:
Number of Shareholders	3,343	3,398	3,444	3,105	3,221
Number of Employees	479	473	478	439	417
Weighted Average Number of Shares (1)	13,258,916	13,223,178	12,807,678	12,637,743	12,587,748

Selected Performance Ratios:
Return on Assets	1.33%	1.31%	1.25%	1.24%	1.11%
Return on Equity	12.47%	13.21%	13.40%	13.57%	12.67%
Equity to Assets	10.63%	10.23%	9.25%	9.22%	8.95%
Dividend Payout	29.97%	29.81%	30.18%	29.38%	34.80%
Net Charge-offs (Recoveries) to Average Loans	0.03%	(0.01)%	0.10%	0.19%	0.43%
Allowance for Loan Losses to Loans	0.92%	1.03%	1.05%	1.29%	1.37%
Net Interest Margin	3.70%	3.76%	3.67%	3.74%	3.84%

(1) Share and Per Share Data includes the dilutive effect of stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. On March 1, 2016 (as discussed in Note 20, Subsequent Events, of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 20 is incorporated herein by reference), the Company completed its acquisition of River Valley Bancorp, and its subsidiaries, including River Valley Financial Bank. After the acquisition of River Valley, German American, through its banking subsidiary German American Bancorp, operates 51 banking offices in 19 contiguous southern Indiana counties and one northern Kentucky county. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2013 through 2015 and its financial condition as of December 31, 2015 and 2014. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

On March 1, 2016 (as discussed in Note 20 (Subsequent Events) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 20 is incorporated herein by reference), the Company completed its acquisition of River Valley Bancorp, and its subsidiaries, including River Valley Financial Bank. This transaction has significantly increased the levels of the Company’s total assets, liabilities, shareholders equity. River Valley's consolidated assets and equity (unaudited) as of February 29, 2016 totaled $516.3 million and $56.6 million, respectively. This transaction will be accounted for in the Company’s future financial statements (for any period ended on or after January 1, 2016) under the acquisition method of accounting. Under the acquisition method, the purchase price will be allocated to identifiable assets and assumed liabilities based on their fair values. Any excess will be accounted for as goodwill. Intangible assets with definite lives will be amortized over their estimated useful lives. Goodwill and intangible assets determined to have indefinite lives will not be amortized, but will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management of the Company determines that the value of goodwill or intangible assets has become impaired, an impairment charge will be recorded in the fiscal quarter in which such determination is made. Costs related to this acquisition that were incurred by the Company during 2015 were expensed by the Company during 2015, and costs related to the merger that were and will be incurred in 2016 will be recorded in 2016.

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

MANAGEMENT OVERVIEW

The Company’s 2015 net income totaled $30,064,000, or $2.27 per diluted share, which was a record level of earnings for the Company and represented a 6% increase on a per share basis over the Company’s 2014 net income of $28,344,000, or $2.14 per diluted share. The Company’s return on average equity for 2015 was 12.5%, representing the eleventh consecutive year the Company has achieved a double-digit return on equity.

The record earnings performance during 2015 was attributable to an increased level of net interest income, driven by a higher level of earning assets, increased levels of non-interest income, and solid and improved asset quality. These positive impacts were partially mitigated by an increased level of non-interest expenses.

On March 1, 2016 the Company completed its acquisition of River Valley Bancorp, and its subsidiaries, including River Valley Financial Bank. Immediately following this transaction, River Valley Bancorp’s subsidiary bank, River Valley Financial Bank, was merged into German American’s similarly-named subsidiary bank, German American Bancorp. This transaction provides a strategic opportunity for German American to enhance its presence in the Southeast Indiana market area.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of December 31, 2015, gross unrealized losses on the securities available-for-sale portfolio totaled approximately $4,360,000 and gross unrealized gains totaled approximately $10,400,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2015 totaled $30,064,000 or $2.27 per diluted share, an increase of $1,720,000 or approximately 6% on a per share basis, from the year ended December 31, 2014 net income of $28,344,000 or $2.14 per diluted share. For 2015, the improvement in earnings was attributable to an increased level of net interest income, improved non-interest income, and a modestly reduced level of provision for loan loss partially offset by a higher level of non-interest expense.

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

Net interest income increased $1,213,000 or 2% (an increase of $2,081,000 or 3% on a tax-equivalent basis) during year ended December 31, 2015 compared with 2014. The increased level of net interest income during 2015 compared with 2014 was driven by a higher level of earning assets and in particular growth of the loan portfolio. In addition, the increased level of net interest income was attributable to a shift from the taxable securities portfolio to the non-taxable securities portfolio.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.70% in 2015 compared to 3.76% during 2014.  The yield on earning assets totaled 3.98% during 2015 compared to 4.06% in 2014 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.28% during 2015 compared to 0.30% in 2014.

The decline in the net interest margin during 2015 compared with 2014 was largely attributable to the continued downward pressure on earning asset yields being driven by the low market interest rate environment and a competitive marketplace for lending opportunities. Partially mitigating the decline in earning asset yields was the continued decline in the Company's cost of funds. Accretion of loan discounts on acquired loans contributed approximately 4 basis points to the net interest margin during 2015 compared with 6 basis points during 2014.

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

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$19,187	$13	0.07%	$14,056	$12	0.09%	$15,507	$30	0.19%

Securities:
Taxable	455,303	9,017	1.98%	493,144	10,409	2.11%	541,478	11,091	2.05%
Non-taxable	178,929	9,001	5.03%	131,962	6,721	5.09%	87,471	4,491	5.13%
Total Loans and Leases (2)	1,483,752	67,109	4.52%	1,406,000	65,896	4.69%	1,272,055	61,862	4.86%

TOTAL INTEREST EARNING ASSETS	2,137,171	85,140	3.98%	2,045,162	83,038	4.06%	1,916,511	77,474	4.04%

Other Assets	145,517			141,287			136,170
Less: Allowance for Loan Losses	(15,133)			(15,688)			(15,445)

TOTAL ASSETS	$2,267,555			$2,170,761			$2,037,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$574,021	$796	0.14%	$552,966	$724	0.13%	$534,095	$856	0.16%
Savings Deposits and Money Market Accounts	471,058	547	0.12%	485,277	570	0.12%	466,391	717	0.15%
Time Deposits	350,522	2,633	0.75%	336,269	2,834	0.84%	339,469	3,124	0.92%
FHLB Advances and Other Borrowings	178,767	2,092	1.17%	160,101	1,919	1.20%	136,569	2,458	1.80%

TOTAL INTEREST-BEARING LIABILITIES	1,574,368	6,068	0.39%	1,534,613	6,047	0.39%	1,476,524	7,155	0.48%

Demand Deposit Accounts	430,312			408,836			355,841
Other Liabilities	21,857			12,816			15,182
TOTAL LIABILITIES	2,026,537			1,956,265			1,847,547

Shareholders’ Equity	241,018			214,496			189,689

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,267,555			$2,170,761			$2,037,236

COST OF FUNDS			0.28%			0.30%			0.37%

NET INTEREST INCOME		$79,072			$76,991			$70,319

NET INTEREST MARGIN			3.70%			3.76%			3.67%

(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $2,102, $2,036 and $2,055 for 2015, 2014 and 2013, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2015 compared to 2014 Increase / (Decrease) Due to (1)			2014 compared to 2013 Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$4	$(3)	$1	$(3)	$(15)	$(18)
Taxable Securities	(771)	(621)	(1,392)	(1,013)	331	(682)
Non-taxable Securities	2,363	(83)	2,280	2,266	(36)	2,230
Loans and Leases	3,566	(2,353)	1,213	6,338	(2,304)	4,034
Total Interest Income	5,162	(3,060)	2,102	7,588	(2,024)	5,564

Interest Expense:
Savings and Interest-bearing Demand	9	40	49	58	(337)	(279)
Time Deposits	116	(317)	(201)	(29)	(261)	(290)
FHLB Advances and Other Borrowings	219	(46)	173	375	(914)	(539)
Total Interest Expense	344	(323)	21	404	(1,512)	(1,108)

Net Interest Income	$4,818	$(2,737)	$2,081	$7,184	$(512)	$6,672

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $0, $150,000, and $350,000 in 2015, 2014, and 2013, respectively.

The lack of provision for loan loss expense in 2015 was attributable to continued improvement in the key asset quality metrics of the Company as well as a reduction in the historical loss allocation as a result of years of higher losses migrating out of the look-back period that is used in the Company’s standard methodology for determining the adequacy of its allowance for loan and lease losses. During 2015, as previously stated, there was no provision for loan losses while net charge-offs represented approximately 3 basis points of average loans. During 2014, the provision for loan loss represented approximately 1 basis point of average outstanding loans while the Company realized net recoveries of approximately 1 basis point of average outstanding loans.

The Company’s allowance for loan losses represented 0.92% of total loans at year-end 2015 compared with 1.03% at year-end 2014. Under acquisition accounting, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.

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

NON-INTEREST INCOME

During 2015, non-interest income increased $3,507,000 or 15% compared with 2014. During 2014, non-interest income increased $322,000 or 1% compared with 2013.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2015	2014	2013	2015	2014
Trust and Investment Product Fees	$3,957	$3,675	$3,358	8%	9%
Service Charges on Deposit Accounts	4,826	4,829	4,144	n/m (1)	17
Insurance Revenues	7,489	7,255	6,217	3	17
Company Owned Life Insurance	846	826	965	2	(14)
Interchange Fee Income	2,127	1,961	1,854	8	6
Other Operating Income	4,515	2,018	2,003	124	1
Subtotal	23,760	20,564	18,541	16	11
Net Gains on Sales of Loans	2,959	1,892	2,645	56	(28)
Net Gain on Securities	725	1,481	2,429	(51)	(39)
TOTAL NON-INTEREST INCOME	$27,444	$23,937	$23,615	15	1

(1)	n/m = not meaningful

Trust and investment product fees increased $282,000, or 8%, during 2015 compared with 2014 primarily due to growth in assets under management within the Company's trust advisory group. Trust and investment product fees increased $317,000, or 9%, during 2014 compared with 2013 due principally to a 19% increase in retail brokerage revenues.

Insurance revenues increased $234,000, or 3%, during 2015 as compared to 2014 as a result of increased commercial insurance revenue partially offset by a decline in contingency revenue. Insurance revenues increased approximately $1,038,000, or 17%, during 2014 as compared to 2013 as a result of increased contingency revenue and increased commercial insurance revenue. Contingency revenue totaled $949,000 in 2015 compared with $1,049,000 in 2014 and $246,000 during 2013. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Other operating income increased $2,497,000 during 2015 compared with 2014. The donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas that had a net book value of approximately $360,000 and an estimated fair value of approximately $1.75 million resulted in a net gain on the disposition of fixed assets of approximately $1.4 million. This disposition gain combined with increased fees associated with swap transactions with loan customers were the primary drivers of the increased other operating income in 2015 compared with 2014. Other operating income remained virtually unchanged in 2014 compared with 2013.

Net gains on sales of loans increased $1,067,000, or 56%, during 2015 compared with 2014. Net gains on sales of loans decreased $753,000, or 28%, during 2014 compared with 2013. Loan sales for 2015, 2014, and 2013 totaled $132.6 million, $99.4 million, and $166.6 million, respectively.

During 2015, the Company realized net gains on the sale of securities of $725,000 related to the sale of approximately $18.3 million of securities. During 2014, the Company realized net gains on the sale of securities of $1,481,000 related to the sale of approximately $58.7 million of securities. During 2013, the Company realized net gains on the sale of securities of $2,429,000 related to the sale of $90.5 million of securities. Included in the gain during 2013 was a $343,000 gain the Company realized related to the acquisition accounting treatment of the existing equity ownership position the Company held in United Commerce at the time of acquisition.

NON-INTEREST EXPENSE

During 2015, non-interest expense increased $3,613,000, or 6%, compared with 2014. During 2014, non-interest expense increased $2,808,000, or 5% compared with 2013.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2015	2014	2013	2015	2014
Salaries and Employee Benefits	$35,042	$32,710	$31,482	7%	4%
Occupancy, Furniture and Equipment Expense	6,812	7,047	6,443	(3)	9
FDIC Premiums	1,144	1,113	1,050	3	6
Data Processing Fees	3,541	3,675	3,133	(4)	17
Professional Fees	2,661	2,294	2,577	16	(11)
Advertising and Promotion	3,669	1,977	1,863	86	6
Intangible Amortization	790	1,254	1,416	(37)	(11)
Other Operating Expenses	7,667	7,643	6,941	n/m (1)	10
TOTAL NON-INTEREST EXPENSE	$61,326	$57,713	$54,905	6	5

(1)	n/m = not meaningful

Salaries and benefits increased $2,332,000, or 7%, during 2015 compared with 2014. The increase in salaries and benefits during 2015 compared with 2014 was attributable to increased costs associated with the Company's partially self insured health insurance plan, costs related to the Company's long-term equity and short-term cash incentive compensation plans and variable compensation related to an increased level of secondary market mortgage loan production and insurance revenues. Salaries and benefits increased $1,228,000, or 4%, during 2014 compared with 2013. The increase in salaries and benefits during 2014 compared with 2013 was primarily the result of an increased number of full-time equivalent employees due in part to the acquisition of United Commerce Bancorp which occurred on October 1, 2013.

Professional fees increased $367,000, or 16%, during 2015 compared with 2014. The increase was largely attributable to professional fees associated with the acquisition of River Valley Bancorp by the Company. Professional fees decreased $283,000, or 11%, during 2014 compared with 2013. Professional fees in 2013 were elevated related to professional fees associated with the acquisition of United Commerce Bancorp and fees associated with the Company’s review of its overall operating effectiveness and efficiency.

Advertising and promotion expense increased $1,692,000 during 2015 compared with 2014 following an increase of $114,000, or 6%, in 2014 compared with 2013. The increase during 2015 compared with 2014 was primarily due to the aforementioned donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas.

Intangible amortization declined $464,000, or 37%, during 2015 compared with 2014 following a decline of $162,000, or 11%, in 2014 compared with 2013. The decline in 2015 compared with 2014 was primarily attributable to lower levels of amortization of core deposit intangible from previous bank acquisition transactions. The decline in 2014 compared with 2013 was primarily attributable to lower levels of amortization of customer list intangible from previous insurance agency acquisitions.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 27.9%, 29.9%, and 31.1%, respectively, in 2015, 2014, and 2013. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects and investments in new market tax credit projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2015, shareholders’ equity increased by $23.5 million to $252.3 million compared with $228.8 million at year-end 2014. The increase in shareholders’ equity was primarily attributable to an increase of $21.1 million in retained earnings. Shareholders’ equity represented 10.6% of total assets at December 31, 2015 and 10.2% of total assets at December 31, 2014. Shareholders’ equity included $21.8 million of goodwill and other intangible assets at year-end 2015 compared to $22.6 million of goodwill and other intangible assets at December 31, 2014.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company will be required to maintain a capital conservation buffer above the adequately capitalized Common Equity Tier 1 capital ratio. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. At December 31, 2015, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The tables below present the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	12/31/2015 Ratio (1)	12/31/2014 Ratio	Minimum for Capital Adequacy Purposes (2)	Well-Capitalized Guidelines (2)
Total Capital (to Risk Weighted Assets)
Consolidated	13.71%	13.88%	8.00%	N/A
Bank	12.08%	12.57%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.92%	12.95%	6.00%	N/A
Bank	11.28%	11.64%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.63%	N/A	4.50%	N/A
Bank	11.28%	N/A	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.15%	9.57%	4.00%	N/A
Bank	8.87%	8.59%	4.00%	5.00%
(1)The 12/31/2015 capital ratios are calculated based on the new Basel III regulatory capital framework.
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

USES OF FUNDS

LOANS

December 31, 2015 loans outstanding increased $116.1 million, or 8% from year-end 2014. The increase in loans during 2015 was from virtually all categories with the exception of residential mortgage loans which experienced a modest decline. This growth came from across the Company's entire Southern Indiana market area. Commercial and industrial loans increased $38.1 million, or 10%, commercial real estate loans increased $35.7 million, or 6%, agricultural loans increased $30.1 million, or 14%, consumer loans increased $13.1 million, or 10%, and residential mortgage loans decreased $888,000 or less than 1%.

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

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2015. The portfolio is most heavily concentrated in commercial real estate loans at 39% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate was limited to 22% of the total loan portfolio at year-end 2015. The Company’s commercial lending is extended to various industries, including hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company has only limited exposure in construction and development lending with this segment representing approximately 3% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Commercial and Industrial Loans and Leases	$418,154	$380,079	$350,955	$335,373	$293,172
Commercial Real Estate Loans	618,788	583,086	582,066	488,496	452,071
Agricultural Loans	246,886	216,774	192,880	179,906	167,693
Home Equity and Consumer Loans	147,931	134,847	130,628	115,540	124,479
Residential Mortgage Loans	136,316	137,204	128,683	88,586	86,134
Total Loans	1,568,075	1,451,990	1,385,212	1,207,901	1,123,549
Less: Unearned Income	(3,728)	(4,008)	(2,830)	(3,035)	(2,556)
Subtotal	1,564,347	1,447,982	1,382,382	1,204,866	1,120,993
Less: Allowance for Loan Losses	(14,438)	(14,929)	(14,584)	(15,520)	(15,312)
Loans, Net	$1,549,909	$1,433,053	$1,367,798	$1,189,346	$1,105,681

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	27%	26%	25%	28%	26%
Commercial Real Estate Loans	39%	40%	42%	40%	40%
Agricultural Loans	16%	15%	14%	15%	15%
Home Equity and Consumer Loans	9%	9%	10%	10%	11%
Residential Mortgage Loans	9%	10%	9%	7%	8%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2015, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands). $571.8 million included in the table below are variable loans that are currently at their floors.

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$523,434	$645,278	$115,116	$1,283,828

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$172,473	$587,921

INVESTMENTS

The investment portfolio is a principal source for funding the Company’s loan growth and other liquidity needs of its subsidiaries. The Company’s securities portfolio primarily consists of money market securities, uncollateralized federal agency securities, municipal obligations of state and political subdivisions, and mortgage-backed securities issued by U.S. government agencies. Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments. The composition of the year-end balances in the investment portfolio is presented in Note 2 (Securities) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and in the table below:

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2015	%	2014	%	2013	%

Federal Funds Sold and Other Short-term Investments	$15,947	2%	$8,965	2%	$22,762	3%
U.S. Treasury and Agency Securities	10,000	2	20,000	3	20,000	3
Obligations of State and Political Subdivisions	195,360	30	147,505	23	112,276	18
Mortgage-backed Securities - Residential	426,088	66	458,709	72	481,724	76
Equity Securities	353	n/m (1)	353	n/m (1)	353	n/m (1)
Total Securities Portfolio	$647,748	100%	$635,532	100%	$637,115	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $12.2 million at year-end 2015 compared with year-end 2014 and decreased $1.6 million at year-end 2014 compared with year-end 2013. The largest concentration in the investment portfolio continues to be in mortgage related securities representing 66% of the total securities portfolio at December 31, 2015. The Company’s level of obligations of state and political subdivisions increased to $195.4 million or 30% of the portfolio at December 31, 2015.

Investment Securities, at Carrying Value
(dollars in thousands)

	December 31,
Securities Held-to-Maturity	2015	2014	2013
Obligations of State and Political Subdivisions	$95	$184	$268

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$9,898	$19,561	$18,952
Obligations of State and Political Subdivisions	203,628	153,777	113,497
Mortgage-backed Securities - Residential	423,961	457,304	473,230
Equity Securities	353	353	353
Subtotal of Securities Available-for-Sale	637,840	630,995	606,032
Total Securities	$637,935	$631,179	$606,300

The Company’s $637.8 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of both available for sale and held to maturity debt securities at December 31, 2015 are shown in the following table by expected maturity. Mortgage-backed securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2015
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and Agency Securities	$—	N/A	$10,000	1.20%	$—	N/A	$—	N/A
Obligations of State and Political Subdivisions	2,356	3.42%	8,876	4.65%	74,302	5.12%	109,921	4.90%
Mortgage-backed Securities - Residential	3,922	3.68%	340,731	2.10%	81,435	2.62%	—	N/A

Total Securities	$6,278	3.58%	$359,607	2.14%	$155,737	3.81%	$109,921	4.90%

A tax-equivalent adjustment using a tax rate of 35 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2015. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”) and junior subordinated debentures, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Borrowings	$91,727	$45	$85,777	$581	$5,324
Time Deposits	306,036	218,852	66,212	20,960	12
Capital Lease Obligation	8,222	524	1,048	1,048	5,602
Operating Lease Commitments	3,033	664	702	407	1,260
Total Contractual Obligations	$409,018	$220,085	$153,739	$22,996	$12,198

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2015	2014	2013	2015	2014
Demand Deposits
Non-interest-bearing	$430,312	$408,836	$355,841	5%	15%
Interest-bearing	574,021	552,966	534,095	4	4
Savings Deposits	165,302	150,773	134,283	10	12
Money Market Accounts	305,756	334,504	332,108	(9)	1
Other Time Deposits	193,263	210,294	223,239	(8)	(6)
Total Core Deposits	1,668,654	1,657,373	1,579,566	1	5
Certificates of Deposits of $100,000 or more and Brokered Deposits	157,259	125,975	116,230	25	8
FHLB Advances and Other Borrowings	178,767	160,101	136,569	12	17
Total Funding Sources	$2,004,680	$1,943,449	$1,832,365	3	6

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 Thru 6 Months	6 Thru 12 Months	Over 12 Months	Total
December 31, 2015	$49,681	$18,061	$23,587	$21,250	$112,579

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $11.3 million, or 1%, during 2015 following a $77.8 million, or 5%, increase during 2014. During 2015, average demand deposits (non-interest bearing and interest bearing) increased $42.5 million and average savings deposits increased $14.5 million while average money market demand deposits declined $28.7 million and average time deposits under $100,000 declined $17.0 million. During 2014, the most significant contributor to the increase level of core deposits was the acquisition of United Community Bancorp, which occurred in the fourth quarter of 2013.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 83% of average total funding sources during 2015 compared with 85% during 2014 and 86% during 2013.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 2% during 2015 following 7% growth during 2014. Average demand, savings, and money market deposits totaled $1.475 billion or 88% of core deposits (74% of total funding sources) in 2015 compared with $1.447 billion or 87% of core deposits (74% of total funding sources) in 2014 and $1.356 billion or 86% of core deposits (74% of total funding sources) in 2013.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits decreased by 8% during 2015 following a decline of 6% during 2014. Other time deposits comprised 12% of core deposits in 2015, 13% in 2014 and 14% in 2013.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds increased $18.7 million, or 12%, during 2015 following an increase of $23.5 million, or 17%, during 2014. Borrowings comprised approximately 9% of average total funding sources during 2015 compared with 8% in 2014 and 7% in 2013.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $31.3 million, or 25% during 2015 following an increase of $9.7 million, or 8% during 2014. Large certificates and brokered deposits comprised approximately 8% of average total funding sources in 2015 compared with 7% in 2014 and 6% in 2013. This type of funding is used as both long-term and short-term funding sources.

The bank subsidiary of the Company also utilizes short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within one day of the transaction date, and secured overnight variable rate borrowings from the FHLB. These borrowings represent an important source of short-term liquidity for the Company’s bank subsidiary. Long-term debt at the Company’s bank subsidiary is in the form of FHLB advances, which are secured by the pledge of certain investment securities, residential and housing-related mortgage loans, and certain other commercial real estate loans. See Note 7 (FHLB Advances and Other Borrowings) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report for further information regarding borrowed funds.

PARENT COMPANY FUNDING SOURCES

The parent company is a corporation separate and distinct from its bank and other subsidiaries. For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 16 (Parent Company Financial Statements) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. See Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings, which are discussed in detail below.

At year-end 2015, the Company has available to it a $20 million revolving line of credit facility that will mature on December 28, 2016. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon 90-day LIBOR plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2015.

Effective January 1, 2011, and as a result of the acquisition of American Community Bancorp, Inc., the Company assumed long-term debt obligations of American Community in the form of two junior subordinated debentures issued by American Community in the aggregate unpaid principal amount of approximately $8.3 million. The junior subordinated debentures were issued to certain statutory trusts established by American Community (in support of related issuances of trust preferred securities issued by those trusts) and both mature in single installments of principal payable in 2035, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2015 approximately $5.2 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

See Note 7 (Parent Company Financial Statements) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report for further information regarding the parent company borrowed funds and other indebtedness.

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

Allowance for Loan Losses (dollars in thousands)	Years Ended December 31,
	2015	2014	2013	2012	2011

Balance of Allowance for Possible Losses at Beginning of Period	$14,929	$14,584	$15,520	$15,312	$13,317

Loans Charged-off:
Commercial and Industrial Loans	36	199	503	162	1,513
Commercial Real Estate Loans	350	329	538	1,789	2,604
Agricultural Loans	—	—	—	—	—
Home Equity and Consumer Loans	345	370	607	380	575
Residential Mortgage Loans	233	117	24	199	497
Total Loans Charged-off	964	1,015	1,672	2,530	5,189

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans	102	111	128	74	98
Commercial Real Estate Loans	107	863	102	97	139
Agricultural Loans	—	—	—	—	—
Home Equity and Consumer Loans	246	215	148	125	131
Residential Mortgage Loans	18	21	8	30	16
Total Recoveries	473	1,210	386	326	384

Net Loans Recovered (Charged-off)	(491)	195	(1,286)	(2,204)	(4,805)
Additions to Allowance Charged to Expense	—	150	350	2,412	6,800
Balance at End of Period	$14,438	$14,929	$14,584	$15,520	$15,312

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.03%	(0.01)%	0.10%	0.19%	0.43%
Provision for Loan Losses to Average Loans Outstanding	0.00%	0.01%	0.03%	0.21%	0.61%
Allowance for Loan Losses to Total Loans at Year-end	0.92%	1.03%	1.05%	1.29%	1.37%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Commercial and Industrial Loans	$4,242	$4,627	$3,983	$4,555	$3,493
Commercial Real Estate Loans	6,342	7,273	8,335	8,931	9,297
Agricultural Loans	2,115	1,123	946	989	926
Home Equity and Consumer Loans	613	600	427	355	448
Residential Mortgage Loans	414	622	281	186	402
Unallocated	712	684	612	504	746

Total Allowance for Loan Losses	$14,438	$14,929	$14,584	$15,520	$15,312

The Company’s allowance for loan losses totaled $14.4 million at December 31, 2015 representing a decline of $491,000 or 3% compared with year-end 2014. The most significant contributing factor that led to the decline in the allowance for loan losses included a trend of improved asset quality evidenced by a decline in the level of non-performing loans, a decline in the level of adversely classified assets, a decline in the level of past due loans, and a continued low level of net charge-off activity.

The allowance for loan losses represented 0.92% of period end loans at December 31, 2015 compared with 1.03% at December 31, 2014. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $3.0 million as of December 31, 2015 and $4.1 million at year-end 2014. The allowance for loan loss at year-end 2015 represented 439% of non-performing loans compared to 244% at year-end 2014.

The Company realized net charge-offs of $491,000, or 0.03% of average loans outstanding during 2015, compared with net recoveries of $195,000, or 0.01% of average loans during 2014.

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

Non-performing Assets	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011

Non-accrual Loans	$3,143	$5,970	$8,378	$10,357	$17,857
Past Due Loans (90 days or more)	143	140	8	—	—
Total Non-performing Loans	3,286	6,110	8,386	10,357	17,857
Other Real Estate	169	356	1,029	1,645	2,343
Total Non-performing Assets	$3,455	$6,466	$9,415	$12,002	$20,200

Restructured Loans	$2,203	$2,726	$2,418	$362	$409

Non-performing Loans to Total Loans	0.21%	0.42%	0.61%	0.86%	1.59%

Allowance for Loan Losses to Non-performing Loans	439.38%	244.34%	173.91%	149.85%	85.75%

Non-performing assets totaled $3.5 million or 0.15% of total assets at December 31, 2015 compared to $6.5 million or 0.29% of total assets at December 31, 2014. Non-performing loans totaled $3.3 million or 0.21% of total loans at December 31, 2015 representing a $2.8 million, or 46%, decline in non-performing loans compared to the $6.1 million of non-performing loans at December 31, 2014.

Non-accrual commercial real estate loans totaled $2.0 million at December 31, 2015 representing a decline of $1.4 million, or 41%, from the $3.5 million of non-accrual commercial real estate loans at year-end 2014. Non-accrual commercial real estate loans represented 62% of the total non-performing loans at December 31, 2015 compared to 58% of total non-performing loans at year-end 2014. There were no non-accrual agricultural loans at December 31, 2015 or December 31, 2014. Non-accrual commercial and industrial loans totaled $134,000, or 4% of total non-performing loans at December 31, 2015 and $161,000, or 3% of non-performing loans at year-end 2014. Non-accrual home equity loans totaled $204,000, or 6% of total non-performing loans at December 31, 2015 compared with $268,000, or 4% of non-performing loans at year-end 2014. Non-accrual consumer totaled $90,000, or 3% of the total non-performing loans at December 31, 2015 and $196,000, or 3% of non-performing loans at year-end 2014. Non-accrual residential mortgage loans totaled $668,000 at December 31, 2015 representing a decline of $1.2 million, or 65%, from the $1.9 million at year-end 2014. Non-accrual residential mortgage loans represented 20% of the total non-performing loans at December 31, 2015 compared to 31% of total non-performing loans at year-end 2014.

At December 31, 2015 there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.7 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2014. The borrower has made all contractual payments due during 2015 and the principal balance of this relationship was reduced by $127,000 during 2015.

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2015 or 2014. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Non-performing purchased loans with evidence of credit deterioration since origination totaled $68,000 at December 31, 2015 compared with $1.2 million at December 31, 2014. The non-performing purchased loans with evidence of credit deterioration since origination represented approximately 2% of total non-performing loans at December 31, 2015 compared with approximately 19% of total non-performing loans at December 31, 2014.

There were no past due purchased loans with evidence of credit deterioration since origination as of December 31, 2015 and $648,000 at year-end 2014. Past due purchased loans with evidence of credit deterioration since origination represented approximately 9% of total past due loans at December 31, 2014.

Adversely classified purchased loans with evidence of credit deterioration since origination totaled $1.8 million at December 31, 2015 compared with $4.4 million at December 31, 2014. Adversely classified purchased loans with evidence of credit deterioration since origination represented approximately 8% of total adversely classified loans at December 31, 2015 compared with approximately 16% of total adversely classified loans at year-end 2014.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment, including purchase credit impaired loans, totaled $4.4 million at December 31, 2015. For additional detail on impaired loans, see Note 4 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-accrual loans for 2015 was $138,000. The gross interest income that would have been recognized in 2015 on non-performing loans if the loans had been current in accordance with their original terms was $381,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary bank to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiary, which are subject to certain regulatory limitations explained in Note 8 (Shareholders' Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, as enhanced by its ability to draw upon term financing arrangements and a line of credit established by the parent company with a correspondent bank lender as described under “SOURCES OF FUNDS - Parent Company Funding Sources”, above. The subsidiary bank’s source of funding is predominately core deposits, time deposits in excess of $100,000 and brokered certificates of deposit, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank and Federal Reserve Bank.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than stand-by letters of credit as disclosed in Note 13 (Commitments and Off-balance Sheet Items) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

Interest Rate Sensitivity as of December 31, 2015 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$72,557	(6.15)%
+1%	74,871	(3.15)%
Base	77,309	—
-1%	75,101	(2.86)%
-2%	73,048	(5.51)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2015 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity. As an example, a gradual change in rates compared with a sudden and significant change in interest rates can impact rate movement of the Company’s variable rate commercial and agricultural loan portfolio due to the Company’s extensive utilization of interest rate floors in its commercial and agricultural portfolio.

The Company’s loan portfolio as of December 31, 2015 totaled approximately $1.6 billion of which approximately $1.3 billion were commercial and industrial, commercial real estate, and agricultural loans and leases. Within the commercial and agricultural portfolio, approximately 22% were fixed rate and 78% were variable rate loans. Of the total commercial and agricultural variable rate loans, approximately 20% are currently at their interest rate floors, which are, on a weighted average basis, approximately 76 basis points above their fully indexed rate based on current market interest rates.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2015 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$293,584	(8.93)%	13.10%	(60) b.p.
+1%	308,859	(4.20)%	13.45%	(25) b.p.
Base	322,384	—	13.70%	—
-1%	291,796	(9.49)%	12.21%	(149) b.p.
-2%	247,813	(23.13)%	10.29%	(341) b.p.

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
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Indianapolis, Indiana
March 9, 2016

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2015	2014
ASSETS
Cash and Due from Banks	$36,062	$33,481
Federal Funds Sold and Other Short-term Investments	15,947	8,965

Cash and Cash Equivalents	52,009	42,446

Interest-bearing Time Deposits with Banks	—	100
Securities Available-for-Sale, at Fair Value	637,840	630,995
Securities Held-to-Maturity, at Cost (Fair value of $95 and $186 on December 31, 2015 and 2014, respectively)	95	184

Loans Held-for-Sale, at Fair Value	10,762	6,311

Loans	1,568,075	1,451,990
Less: Unearned Income	(3,728)	(4,008)
Allowance for Loan Losses	(14,438)	(14,929)
Loans, Net	1,549,909	1,433,053

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	8,571	7,040
Premises, Furniture and Equipment, Net	37,817	39,930
Other Real Estate	169	356
Goodwill	20,536	20,536
Intangible Assets	1,283	2,074
Company Owned Life Insurance	32,732	32,043
Accrued Interest Receivable and Other Assets	21,978	22,031

TOTAL ASSETS	$2,373,701	$2,237,099

LIABILITIES
Non-interest-bearing Demand Deposits	$465,357	$428,016
Interest-bearing Demand, Savings, and Money Market Accounts	1,054,983	1,018,320
Time Deposits	306,036	333,425

Total Deposits	1,826,376	1,779,761

FHLB Advances and Other Borrowings	273,323	206,064
Accrued Interest Payable and Other Liabilities	21,654	22,450

TOTAL LIABILITIES	2,121,353	2,008,275

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	13,279	13,216
Additional Paid-in Capital	110,145	108,660
Retained Earnings	125,112	104,058
Accumulated Other Comprehensive Income	3,812	2,890

TOTAL SHAREHOLDERS’ EQUITY	252,348	228,824

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,373,701	$2,237,099

End of period shares issued and outstanding	13,278,824	13,215,800

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2015	2014	2013
INTEREST INCOME

Interest and Fees on Loans	$66,740	$65,597	$61,632
Interest on Federal Funds Sold and Other Short-term Investments	13	12	30
Interest and Dividends on Securities:
Taxable	9,017	10,409	11,091
Non-taxable	5,850	4,368	2,919

TOTAL INTEREST INCOME	81,620	80,386	75,672

INTEREST EXPENSE

Interest on Deposits	3,976	4,128	4,697
Interest on FHLB Advances and Other Borrowings	2,092	1,919	2,458

TOTAL INTEREST EXPENSE	6,068	6,047	7,155

NET INTEREST INCOME	75,552	74,339	68,517

Provision for Loan Losses	—	150	350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	75,552	74,189	68,167

NON-INTEREST INCOME

Trust and Investment Product Fees	3,957	3,675	3,358
Service Charges on Deposit Accounts	4,826	4,829	4,144
Insurance Revenues	7,489	7,255	6,217
Company Owned Life Insurance	846	826	965
Interchange Fee Income	2,127	1,961	1,854
Other Operating Income	4,515	2,018	2,003
Net Gains on Sales of Loans	2,959	1,892	2,645
Net Gains on Securities	725	1,481	2,429

TOTAL NON-INTEREST INCOME	27,444	23,937	23,615

NON-INTEREST EXPENSE

Salaries and Employee Benefits	35,042	32,710	31,482
Occupancy Expense	4,939	5,094	4,545
Furniture and Equipment Expense	1,873	1,953	1,898
FDIC Premiums	1,144	1,113	1,050
Data Processing Fees	3,541	3,675	3,133
Professional Fees	2,661	2,294	2,577
Advertising and Promotion	3,669	1,977	1,863
Intangible Amortization	790	1,254	1,416
Other Operating Expenses	7,667	7,643	6,941

TOTAL NON-INTEREST EXPENSE	61,326	57,713	54,905

Income before Income Taxes	41,670	40,413	36,877
Income Tax Expense	11,606	12,069	11,464

NET INCOME	$30,064	$28,344	$25,413

Basic Earnings per Share	$2.27	$2.15	$1.99
Diluted Earnings per Share	$2.27	$2.14	$1.98

See accompanying notes to the consolidated financial statements

Consolidated Statements of Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2015	2014	2013

NET INCOME	$30,064	$28,344	$25,413

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	2,153	14,146	(22,169)
Reclassification Adjustment for Gains Included in Net Income	(725)	(1,481)	(2,429)
Tax Effect	(496)	(4,476)	8,724
Net of Tax	932	8,189	(15,874)
Defined Benefit Pension Plans
Net Gain (Loss) Arising During the Period	—	—	749
Reclassification Adjustment for Amortization of Prior Service Cost and Net (Gain) Loss Included in Net Periodic Pension Cost	—	—	(373)
Tax Effect	—	—	(145)
Net of Tax	—	—	231
Postretirement Benefit Obligation
Net Gain (Loss) Arising During the Period	(22)	(96)	80
Reclassification Adjustment for Amortization of Prior Service Cost and Net (Gain) Loss Included in Net Periodic Pension Cost	5	50	(37)
Tax Effect	7	10	(14)
Net of Tax	(10)	(36)	29

Total Other Comprehensive Income (Loss)	922	8,153	(15,614)

COMPREHENSIVE INCOME	$30,986	$36,497	$9,799

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2013	12,636,656	$12,637	$95,617	$66,421	$10,351	$185,026

Net Income				25,413		25,413
Other Comprehensive Income (Loss)					(15,614)	(15,614)
Cash Dividends ($.60 per share)				(7,670)		(7,670)
Issuance of Common Stock for:
Exercise of Stock Options	1,999	2	18			20
Acquisition of United Commerce Bancorp	502,560	503	12,071			12,574
Restricted Share Grants	32,578	32	297			329
Employee Stock Purchase Plan			(9)			(9)
Income Tax Benefit From Restricted Share Grant			28			28

Balances, December 31, 2013	13,173,793	13,174	108,022	84,164	(5,263)	200,097

Net Income				28,344		28,344
Other Comprehensive Income (Loss)					8,153	8,153
Cash Dividends ($.64 per share)				(8,450)		(8,450)
Issuance of Common Stock for:
Exercise of Stock Options	6,640	7	43			50
Restricted Share Grants	35,367	35	592			627
Employee Stock Purchase Plan			(37)			(37)
Income Tax Benefit From Restricted Share Grant			40			40

Balances, December 31, 2014	13,215,800	13,216	108,660	104,058	2,890	228,824

Net Income				30,064		30,064
Other Comprehensive Income (Loss)					922	922
Cash Dividends ($.68 per share)				(9,010)		(9,010)
Issuance of Common Stock for:
Exercise of Stock Options	12,985	13	36			49
Restricted Share Grants	34,826	35	928			963
Employee Stock Purchase Plan	15,213	15	432			447
Income Tax Benefit From Restricted Share Grant			89			89

Balances, December 31, 2015	13,278,824	$13,279	$110,145	$125,112	$3,812	$252,348

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014	2013
Net Income	$30,064	$28,344	$25,413
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,548	2,025	2,875
Depreciation and Amortization	4,264	4,810	4,461
Loans Originated for Sale	(137,687)	(96,760)	(158,845)
Proceeds from Sales of Loans Held-for-Sale	136,088	101,608	169,242
Provision for Loan Losses	—	150	350
Gain on Sale of Loans, net	(2,959)	(1,892)	(2,645)
Gain on Securities, net	(725)	(1,481)	(2,429)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	63	(58)	291
Loss (Gain) on Disposition and Donation of Premises and Equipment	389	93	(70)
Post Retirement Medical Benefit	15	29	17
Increase in Cash Surrender Value of Company Owned Life Insurance	(689)	(865)	(955)
Equity Based Compensation	963	627	329
Excess Tax Benefit from Restricted Share Grant	89	40	28
Change in Assets and Liabilities:
Interest Receivable and Other Assets	172	(10,119)	6,016
Interest Payable and Other Liabilities	(1,328)	9,917	(2,404)
Net Cash from Operating Activities	31,267	36,468	41,674

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	100	—	2,690
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	90,702	78,735	136,173
Proceeds from Sales of Securities Available-for-Sale	18,999	60,164	162,344
Purchase of Securities Available-for-Sale	(116,942)	(151,740)	(271,218)
Proceeds from Maturities of Securities Held-to-Maturity	89	84	78
Purchase of Federal Home Loan Bank Stock	(2,395)	(91)	—
Proceeds from Redemption of Federal Home Loan Bank Stock	864	2,055	—
Purchase of Loans	(9,895)	(8,132)	(744)
Proceeds from Sales of Loans	—	—	3,250
Loans Made to Customers, net of Payments Received	(108,007)	(58,587)	(102,722)
Proceeds from Sales of Other Real Estate	1,170	2,045	2,081
Property and Equipment Expenditures	(1,614)	(3,053)	(3,659)
Proceeds from Sales of Property and Equipment	—	23	88
Acquire Capitalized Lease	—	—	(1,455)
Acquisition of United Commerce Bank	—	—	5,858
Net Cash from Investing Activities	(126,929)	(78,497)	(67,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	46,630	(32,364)	64,645
Change in Short-term Borrowings	36,244	87,940	(18,000)
Advances in Long-term Debt	75,000	20,321	47,000
Repayments of Long-term Debt	(44,135)	(43,117)	(49,379)
Issuance of Common Stock	49	50	20
Employee Stock Purchase Plan	447	(37)	(9)
Dividends Paid	(9,010)	(8,450)	(7,670)
Net Cash from Financing Activities	105,225	24,343	36,607

Net Change in Cash and Cash Equivalents	9,563	(17,686)	11,045
Cash and Cash Equivalents at Beginning of Year	42,446	60,132	49,087
Cash and Cash Equivalents at End of Year	$52,009	$42,446	$60,132

Cash Paid During the Year for
Interest	$6,146	$6,071	$7,653
Income Taxes	9,083	11,267	10,268

Supplemental Non Cash Disclosures (See Note 17 for Business Combinations)
Loans Transferred to Other Real Estate	$1,046	$1,314	$851
Securities Sold Pending Settlement	—	—	(45,803)

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
German American Bancorp, Inc's. operations are primarily comprised of three business segments: core banking, trust and investment advisory services, and insurance operations. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. Reclassifications had no impact on shareholders' equity or net income. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and risk classifications and is based on the actual loss history experienced by the Company over a 20 quarter average. The Company assigns allocations for substandard and special mention commercial and agricultural credits as well as other categories of loans based on migration analysis techniques. This actual loss experience is supplemented with other external and internal factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Loans and Retail Loans. Commercial Loans have been classified according to the following risk characteristics: Commercial and Industrial Loans and Leases, Commercial Real Estate, and Agricultural Loans. Commercial and Industrial loans are primarily based on the cash flows of the business operations and secured by assets being financed and other assets such as accounts receivable and inventory. Commercial Real Estate Loans and Agricultural Loans are primarily based on cash flow of the borrower and their business and further secured by real estate. All types of commercial and agricultural (real estate secured and non-real estate) may also come with personal guarantees of the borrowers and business owners. Retail Loans have been classified according to the following risk characteristics: Home Equity Loans, Consumer Loans and Residential Mortgage Loans. Retail loans are generally dependent on personal income of the customer, and repayment is dependent on borrower’s personal cash flow and employment status which can be affected by general economic conditions. Additionally, collateral values may fluctuate based on the impact of economic conditions on residential real estate values and other consumer type assets such as automobiles.

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

Restrictions on Cash
At December 31, 2015 and 2014, respectively, the Company was required to have $8,262 and $7,273 on deposit with the Federal Reserve, or as cash on hand.

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

Income Taxes
Income tax is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax liabilities and assets are determined at each balance sheet date and are the result of differences in the financial statement and tax bases of assets and liabilities. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

New Accounting Pronouncements
In January 2014, the FASB amended existing guidance (ASU No. 2014-4, Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure) clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This update did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB amended existing guidance (ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects) to eliminate the effective yield election and to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional method if certain conditions are met. The amendments are effective for the Company for annual periods and interim reporting periods beginning after December 15, 2014. The Company adopted the proportional amortization method of accounting for its low income housing investments in the first quarter of 2015. The Company determined that the adoption of the proportional amortization method did not have a material impact to its consolidated financial statements; therefore, the Company did not adjust its prior period consolidated financial statements. The impact of the adoption was $161 and is included in the income tax line of the Consolidated Statements of Income.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

In January 2016, the FASB amended existing guidance (ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update are as follows: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. (3) Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (4) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (5) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. (7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. These amendments are effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this new accounting standard on the Company's consolidated financial statements.

NOTE 2 - Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2015
U.S. Treasury and Agency Securities	$10,000	$—	$(102)	$9,898
Obligations of State and Political Subdivisions	195,360	8,286	(18)	203,628
Mortgage-backed Securities – Residential	426,087	2,114	(4,240)	423,961
Equity Securities	353	—	—	353
Total	$631,800	$10,400	$(4,360)	$637,840

2014
U.S. Treasury and Agency Securities	$20,000	$—	$(439)	$19,561
Obligations of State and Political Subdivisions	147,321	6,515	(59)	153,777
Mortgage-backed Securities - Residential	458,709	3,615	(5,020)	457,304
Equity Securities	353	—	—	353
Total	$626,383	$10,130	$(5,518)	$630,995

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2015
Obligations of State and Political Subdivisions	$95	$—	$—	$95

2014
Obligations of State and Political Subdivisions	$184	$2	$—	$186

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

The amortized cost and fair value of Securities at December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$5,503	$5,573
Due after one year through five years	19,451	19,670
Due after five years through ten years	71,844	75,581
Due after ten years	108,562	112,702
Mortgage-backed Securities - Residential	426,087	423,961
Equity Securities	353	353
Total	$631,800	$637,840

	Carrying Amount	Fair Value
Securities Held-to-Maturity:
Due in one year or less	$95	$95
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$95	$95

Proceeds from the Sales of Securities are summarized below:

	2015	2014	2013
	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$18,999	$60,164	$162,344
Gross Gains on Sales	725	1,481	2,086

Income Taxes on Gross Gains	254	518	730

The Company held a minority interest in United Commerce Bancorp prior to the acquisition on October 1, 2013. For the year ended December 31, 2013, the Company recognized a gain of $343 on the stock held of United Commerce Bancorp as a result of the acquisition.

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $154,628 and $137,193 as of December 31, 2015 and 2014, respectively.

Below is a summary of securities with unrealized losses as of year-end 2015 and 2014, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
At December 31, 2015
U.S. Treasury and Agency Securities	$—	$—	$9,898	$(102)	$9,898	$(102)
Obligations of State and Political Subdivisions	1,891	(15)	356	(3)	2,247	(18)
Mortgage-backed Securities - Residential	150,427	(1,173)	129,040	(3,067)	279,467	(4,240)
Equity Securities	—	—	—	—	—	—
Total	$152,318	$(1,188)	$139,294	$(3,172)	$291,612	$(4,360)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
At December 31, 2014
U.S. Treasury and Agency Securities	$—	$—	$19,561	$(439)	$19,561	$(439)
Obligations of State and Political Subdivisions	3,765	(25)	4,298	(34)	8,063	(59)
Mortgage-backed Securities - Residential	26,606	(191)	209,679	(4,829)	236,285	(5,020)
Equity Securities	—	—	—	—	—	—
Total	$30,371	$(216)	$233,538	$(5,302)	$263,909	$(5,518)

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

The Company’s equity securities consist of non-controlling investments in other banking organizations. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings. At December 31, 2015 and 2014, none of the Company’s equity securities had an unrealized loss.

NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $36.8 million and $23.1 million at December 31, 2015 and 2014, respectively. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	December 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$36,781	$1,201	$23,104	$507

Included in Other Liabilities:
Interest Rate Swaps	$36,781	$1,232	$23,104	$508

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Derivatives (continued)

The following tables present the effect of derivative instruments on the Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Interest Rate Swaps:
Included in Interest Income / (Expense)	$—	$—	$—
Included in Other Income / (Expense)	491	15	528

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2015	2014
Commercial:
Commercial and Industrial Loans and Leases	$418,154	$380,079
Commercial Real Estate Loans	618,788	583,086
Agricultural Loans	246,886	216,774
Retail:
Home Equity Loans	97,902	86,234
Consumer Loans	50,029	48,613
Residential Mortgage Loans	136,316	137,204
Subtotal	1,568,075	1,451,990
Less: Unearned Income	(3,728)	(4,008)
Allowance for Loan Losses	(14,438)	(14,929)
Loans, net	$1,549,909	$1,433,053

The following table presents the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2015, 2014, and 2013:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2015
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	(451)	(688)	992	160	(48)	7	28	—
Recoveries	102	107	—	10	236	18	—	473
Loans Charged-off	(36)	(350)	—	(33)	(312)	(233)	—	(964)
Ending Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2014
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	732	(1,596)	177	37	291	437	72	150
Recoveries	111	863	—	42	173	21	—	1,210
Loans Charged-off	(199)	(329)	—	(72)	(298)	(117)	—	(1,015)
Ending Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2013
Beginning Balance	$4,555	$8,931	$989	$141	$214	$186	$504	$15,520
Provision for Loan Losses	(197)	(160)	(43)	419	112	111	108	350
Recoveries	128	102	—	—	148	8	—	386
Loans Charged-off	(503)	(538)	—	(321)	(286)	(24)	—	(1,672)
Ending Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2015 and 2014:

December 31, 2015	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,202	$106	$1,096	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,236	4,136	5,246	2,115	383	230	414	712
Acquired with Deteriorated Credit Quality	—	—	—	—	—	—	—	—
Total Ending Allowance Balance	$14,438	$4,242	$6,342	$2,115	$383	$230	$414	$712

Loans:
Loans Individually Evaluated for Impairment	$4,435	$1,578	$2,845	$12	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,562,037	416,273	611,955	249,687	98,167	50,169	135,786	n/m(2)
Loans Acquired with Deteriorated Credit Quality	7,555	1,325	5,363	—	—	—	867	n/m(2)
Total Ending Loans Balance (1)	$1,574,027	$419,176	$620,163	$249,699	$98,167	$50,169	$136,653	n/m(2)

(1) Total recorded investment in loans includes $5,952 in accrued interest.
 (2)n/m = not meaningful

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

December 31, 2014	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,532	$87	$1,445	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,343	4,540	5,818	1,123	246	354	578	684
Acquired with Deteriorated Credit Quality	54	—	10	—	—	—	44	—
Total Ending Allowance Balance	$14,929	$4,627	$7,273	$1,123	$246	$354	$622	$684

Loans:
Loans Individually Evaluated for Impairment	$6,044	$1,964	$4,080	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,443,363	378,533	573,961	219,640	86,570	48,614	136,045	n/m(2)
Loans Acquired with Deteriorated Credit Quality	8,361	354	6,385	—	—	118	1,504	n/m(2)
Total Ending Loans Balance (1)	$1,457,768	$380,851	$584,426	$219,640	$86,570	$48,732	$137,549	n/m(2)

(1) Total recorded investment in loans includes $5,778 in accrued interest.
 (2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2015 and 2014:

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2015
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$161	$161	$—
Commercial Real Estate Loans	1,292	768	—
Agricultural Loans	12	12	—
Subtotal	1,465	941	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,403	1,417	106
Commercial Real Estate Loans	2,207	2,077	1,096
Agricultural Loans	—	—	—
Subtotal	3,610	3,494	1,202
Total	$5,075	$4,435	$1,202

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$528	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2014
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,887	$1,877	$—
Commercial Real Estate Loans	1,944	1,447	—
Agricultural Loans	—	—	—
Subtotal	3,831	3,324	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	84	87	87
Commercial Real Estate Loans	3,653	2,975	1,455
Agricultural Loans	—	—	—
Subtotal	3,737	3,062	1,542
Total	$7,568	$6,386	$1,542

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$289	$133	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$759	$209	$10

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs.

The following tables present loans individually evaluated for impairment by class of loans for the years ended December 31, 2015, 2014 and 2013:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2015
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$447	$29	$29
Commercial Real Estate Loans	1,282	104	103
Agricultural Loans	9	1	1
Subtotal	1,738	134	133
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,726	89	89
Commercial Real Estate Loans	2,840	5	3
Agricultural Loans	—	—	—
Subtotal	4,566	94	92
Total	$6,304	$228	$225

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$196	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2014
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,082	$132	$135
Commercial Real Estate Loans	2,489	84	81
Agricultural Loans	—	—	—
Subtotal	4,571	216	216
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,222	2	2
Commercial Real Estate Loans	3,074	20	16
Agricultural Loans	—	—	—
Subtotal	4,296	22	18
Total	$8,867	$238	$234

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$421	$5	$5
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$328	$—	$—

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2013
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,192	$65	$65
Commercial Real Estate Loans	2,251	5	7
Agricultural Loans	1,420	209	225
Subtotal	4,863	279	297
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,360	3	3
Commercial Real Estate Loans	5,424	22	18
Agricultural Loans	—	—	—
Subtotal	6,784	25	21
Total	$11,647	$304	$318

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$30	$3	$3
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$142	$2	$2

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2015 and 2014:

			Loans Past Due 90 Days or More
	Non-Accrual		& Still Accruing
	2015	2014	2015	2014
Commercial and Industrial Loans and Leases	$134	$161	$98	$68
Commercial Real Estate Loans	2,047	3,460	48	—
Agricultural Loans	—	—	—	75
Home Equity Loans	204	268	—	—
Consumer Loans	90	196	—	—
Residential Mortgage Loans	668	1,885	—	—
Total	$3,143	$5,970	$146	$143
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$68	$1,154	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2015 and 2014:

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2015
Commercial and Industrial Loans and Leases	$419,176	$82	$117	$124	$323	$418,853
Commercial Real Estate Loans	620,163	136	163	104	403	619,760
Agricultural Loans	249,699	—	—	—	—	249,699
Home Equity Loans	98,167	225	8	204	437	97,730
Consumer Loans	50,169	101	40	90	231	49,938
Residential Mortgage Loans	136,653	2,615	154	668	3,437	133,216
Total (1)	$1,574,027	$3,159	$482	$1,190	$4,831	$1,569,196
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,555	$—	$—	$—	$—	$7,555

(1) Total recorded investment in loans includes $5,952 in accrued interest.

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2014
Commercial and Industrial Loans and Leases	$380,851	$628	$—	$148	$776	$380,075
Commercial Real Estate Loans	584,426	504	10	753	1,267	583,159
Agricultural Loans	219,640	25	—	75	100	219,540
Home Equity Loans	86,570	197	4	268	469	86,101
Consumer Loans	48,732	132	28	75	235	48,497
Residential Mortgage Loans	137,549	2,046	329	1,720	4,095	133,454
Total (1)	$1,457,768	$3,532	$371	$3,039	$6,942	$1,450,826
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$8,361	$—	$—	$648	$648	$7,713

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

During the year ended December 31, 2015, there were no new troubled debt restructurings. During the year ended December 31, 2014, there was one loan modified as troubled debt restructuring. The modification of the terms of this loan included a permanent reduction of the recorded investment in the loan.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of December 31, 2015 and 2014:

	Total	Performing	Non-Accrual(1)
December 31, 2015
Commercial and Industrial Loans and Leases	$1,446	$1,445	$1
Commercial Real Estate Loans	2,455	795	1,660
Total	$3,901	$2,240	$1,661

	Total	Performing	Non-Accrual(1)
December 31, 2014
Commercial and Industrial Loans and Leases	$1,809	$1,803	$6
Commercial Real Estate Loans	2,841	960	1,881
Total	$4,650	$2,763	$1,887

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company has not committed to lending any additional amounts as of December 31, 2015 and 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2015, 2014 and 2013:

December 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the year ending December 31, 2015.

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

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2015, 2014, and 2013:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
December 31, 2015
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—
The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the year ending December 31, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial and Industrial Loans and Leases	$393,270	$13,675	$12,231	$—	$419,176
Commercial Real Estate Loans	586,247	25,341	8,575	—	620,163
Agricultural Loans	242,728	5,177	1,794	—	249,699
Total	$1,222,245	$44,193	$22,600	$—	$1,289,038
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$1,572	$3,319	$1,797	$—	$6,688

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial and Industrial Loans and Leases	$351,250	$18,387	$11,214	$—	$380,851
Commercial Real Estate Loans	545,804	23,421	15,201	—	584,426
Agricultural Loans	214,974	4,211	455	—	219,640
Total	$1,112,028	$46,019	$26,870	$—	$1,184,917
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$651	$1,697	$4,391	$—	$6,739

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2015 and 2014:

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2015
Performing	$97,963	$50,079	$135,985
Nonperforming	204	90	668
Total	$98,167	$50,169	$136,653
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$867

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2014
Performing	$86,302	$48,536	$135,664
Nonperforming	268	196	1,885
Total	$86,570	$48,732	$137,549
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$118	$1,504

The Company purchased $4,747 commercial and industrial loans and $5,148 commercial real estate loans during 2015. The Company purchased $7,834 commercial and industrial loans and $298 commercial real estate loans during 2014.

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	2015	2014	2013

Commercial and Industrial Loans	$1,325	$354	$1,981
Commercial Real Estate Loans	5,363	6,385	10,871
Home Equity Loans	—	—	—
Consumer Loans	—	118	134
Residential Mortgage Loans	867	1,504	1,767
Total	$7,555	$8,361	$14,753

Carrying Amount, Net of Allowance	$7,555	$8,307	$14,745

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2015	2014	2013

Balance at January 1	$1,685	$1,279	$170
New Loans Purchased	—	—	1,358
Accretion of Income	(483)	(328)	(249)
Reclassifications from Non-accretable Difference	104	847	—
Charge-off of Accretable Yield	(27)	(113)	—
Balance at December 31	$1,279	$1,685	$1,279

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $0, $54, and $0 during 2015, 2014, and 2013. The Company reversed allowance for loan losses of $54 during 2015. No allowances for loan losses were reversed during 2014 or 2013.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $169 as of December 31, 2015 and $288 as of December 31, 2014.

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2015. A summary of the activity of these loans follows:

Balance January 1, 2015	Additions	Changes in Persons Included	Deductions		Balance December 31, 2015
			Collected	Charged-off
$11,455	$9,883	$—	$(6,544)	$—	$14,794

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2015	2014

Land	$9,228	$9,531
Buildings and Improvements	45,924	47,723
Furniture and Equipment	23,500	22,772
Total Premises, Furniture and Equipment	78,652	80,026
Less: Accumulated Depreciation	(40,835)	(40,096)
Total	$37,817	$39,930

Depreciation expense was $3,310, $3,409 and $2,910 for 2015, 2014 and 2013, respectively.

The Company leases three of its branch buildings under a capital lease. These lease arrangements require monthly payments through 2033. The Company has included the leases in buildings and improvements as follows:

	2015	2014

Capital Leases	$4,219	$4,219
Less: Accumulated Depreciation	(892)	(682)
Total	$3,327	$3,537

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Premises, Furniture, and Equipment (continued)

The following is a schedule of future minimum lease payments under the capitalized leases, together with the present value of net minimum lease payments at year end 2015:

2016	$524
2017	524
2018	524
2019	524
2020	524
Thereafter	5,602
Total minimum lease payments	8,222
Less: Amount representing interest	(4,343)
Present Value of Net Minimum Lease Payments	$3,879

NOTE 6 – Deposits

At year end 2015, stated maturities of time deposits were as follows:

2016	$218,852
2017	36,702
2018	29,510
2019	10,097
2020	10,863
Thereafter	12
Total	$306,036

Time deposits of $250 or more and Brokered CDs at December 31, 2015 and 2014 were $100,036 and $84,542, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $19,071 and $1,000 at December 31, 2015 and 2014, respectively.

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2015	2014
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$86,403	$51,444
Term Loans	—	4,000
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	5,324	5,174
Capital Lease Obligation	3,879	3,973
Long-term Borrowings	95,606	64,591

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$104,000	$89,100
Federal Funds Purchased	55,300	31,400
Repurchase Agreements	18,417	20,973
Short-term Borrowings	177,717	141,473

Total Borrowings	$273,323	$206,064

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 - FHLB Advances and Other Borrowings (continued)

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2015	2014
Average Daily Balance During the Year	$16,181	$16,091
Average Interest Rate During the Year	0.15%	0.15%
Maximum Month-end Balance During the Year	$21,915	$20,973
Weighted Average Interest Rate at Year-end	0.15%	0.20%

At December 31, 2015, interest rates on the fixed rate long-term FHLB advances ranged from 0.92% to 7.22% with a weighted average rate of 1.44%. At December 31, 2014 interest rates on the fixed rate long-term FHLB advances ranged from 0.35% to 7.22% with a weighted average rate of 1.16%. At December 31, 2015 and 2014, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

As of December 31, 2014, long-term borrowings included a $4.0 million outstanding balance on a term loan which was paid off in December 2015 by the parent company. At December 31, 2014 interest on the term loan was based upon 90-day LIBOR plus 2.875%. This term loan matured on December 31, 2015.

At December 31, 2015, the parent company had a $20 million line of credit with no outstanding balance. The line of credit matures December 28, 2016. At December 31, 2014, the parent company had a $10 million line of credit with no outstanding balance. Interest on the line of credit is based upon 90-day LIBOR plus 2.875% and includes an unused commitment fee of 0.25%. The line of credit was renewed, extended, and increased in December 2015.

At December 31, 2015, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2016	$45
2017	50,749
2018	35,028
2019	30
2020	551
Thereafter	—
Total	$86,403

The Company assumed the obligations of junior subordinated debentures through the acquisition of American Community Bancorp, Inc. The junior subordinated debentures were issued to ACB Capital Trust I and ACB Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I and ACB Trust II. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $5,162 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2015. $5,017 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2014. As a result of the acquisition of American Community these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2015	Variable Rate	Rate as of December 31, 2015	Rate as of December 31, 2014	Maturity Date
ACB Trust I	5/6/2005	$5,155	$3,369	90 day LIBOR + 2.15%	2.76%	2.41%	May, 2035
ACB Trust II	7/15/2005	3,093	1,955	90 day LIBOR + 1.85%	2.23%	2.08%	July, 2035

See also Note 5 regarding the capital lease obligation.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi- year schedule and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. Management believes beginning January 1, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
At December 31, 2015, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$247,825	13.71%	$144,563	8.00%	N/A	N/A
Bank	217,723	12.08	144,228	8.00	$180,285	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$233,387	12.92%	$108,422	6.00%	N/A	N/A
Bank	203,285	11.28	108,171	6.00	$144,228	8.00%

Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$228,233	12.63%	$81,317	4.50%	N/A	N/A
Bank	203,285	11.28	81,128	4.50	$117,185	6.50%

Tier 1 Capital (to Average Assets)
Consolidated	$233,387	10.15%	$92,001	4.00%	N/A	N/A
Bank	203,285	8.87	91,700	4.00	$114,625	5.00%

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

At December 31, 2014, consolidated and bank actual capital and minimum required levels are presented below:

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

The bank at year end 2015 and 2014 was categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2015 the bank had $31,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2015, the Company has reserved 314,393 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

Stock Options

Options may be designated as incentive stock options or as nonqualified stock options. While the date after which options are first exercisable is determined by the appropriate committee of the Board of Directors of the Company or, in the case of options granted to directors, by the Board of Directors, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the plans must be no less than the fair market value of the Common Stock on the date of the grant.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

The following table presents activity for stock options under the Company’s equity incentive plan for 2015:

	Year Ended December 31, 2015
	Number of Options	Weighted Average Price of Options	Weighted Average Life of Options (in years)	Aggregate Intrinsic Value

Outstanding at Beginning of Period	51,517	$16.70
Granted	—	—
Exercised	(44,500)	17.24
Forfeited	—	—
Expired	—	—
Outstanding and Exercisable at End of Period	7,017	$13.25	0.42	$141

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2015, 2014 and 2013:

	2015	2014	2013

Intrinsic Value of Options Exercised	$559	$221	$49
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$224	$76	$20
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

During 2015, 2014 and 2013, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2015, 2014 and 2013 because all outstanding options were fully vested prior to 2007.

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

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2015, 2014, and 2013:

	2015	2014	2013

Restricted Stock Expense	$963	$627	$329
Cash Entitlement Expense	580	393	217
Tax Effect	(615)	(413)	(221)
Net of Tax	$928	$607	$325

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,542, $1,516, and $942 as of December 31, 2015, 2014, and 2013, respectively.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2015
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	34,327	$27.62
Granted	37,583	29.40
Issued and Vested	(34,640)	27.54
Forfeited	(2,757)	28.44
Outstanding at End of Period	34,513	$29.79

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

The Employee Stock Purchase Plan is not considered compensatory. $22 of expense, $13 net of tax, was recorded for the employee stock purchase plan in 2015. There was no expense recorded for the employee stock purchase plan in 2014 or 2013 nor was there any unrecognized compensation expense as of December 31, 2015 and 2014 for the Employee Stock Purchase Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2015, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the years ended December 31, 2015, 2014 and 2013.

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $999, $926, and $882 for 2015, 2014, and 2013, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $125 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $2,666, $2,066, and $2,599 for 2015, 2014, and 2013, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $1,568 and $1,699 at December 31, 2015 and 2014. Deferred compensation expense was $149, $172, and $173 for 2015, 2014, and 2013, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

The Company entered into early retirement agreements with certain officers of the Company. Accrued benefits payable as a result of the agreements totaled $267 and $254 at December 31, 2015 and 2014, respectively. Expense associated with these agreements totaled $215, $77, and $166 during 2015, 2014, and 2013, respectively. The benefits under the agreements will be paid through 2018.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefit Obligations:	2015	2014
Obligation at the Beginning of Year	$746	$671
Unrecognized Loss (Gain)	22	46

Components of Net Periodic Postretirement Benefit Cost
Service Cost	42	41
Interest Cost	26	28

Net Expected Benefit Payments	(53)	(40)
Obligation at End of Year	$783	$746

Components of Postretirement Benefit Expense:	2015	2014	2013
Service Cost	$42	$41	$40
Interest Cost	26	28	23
Amortization of Unrecognized Net (Gain) Loss	5	—	4
Net Postretirement Benefit Expense	73	69	67

Net (Gain) Loss During Period Recognized in Other Comprehensive Income (Loss)	17	46	(37)

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$90	$115	$30

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2015	2014	2013
Discount Rate	3.82%	3.62%	4.31%

Assumed Health Care Cost Trend Rates at Year-end:	2015	2014
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	5.00%	5.00%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2021	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2015:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$6	$(5)
Effect on Postretirement Benefit Obligation	$43	$(39)

Contributions
The Company expects to contribute $62 to its postretirement medical and life insurance plan in 2016.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Estimated Future Benefits
The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2016	$62
2017	71
2018	76
2019	76
2020	81
2021-2025	356

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2015	2014	2013

Current Federal	$11,407	$9,179	$9,103
Current State	898	393	648
Deferred Federal	(920)	1,928	1,090
Deferred State	221	569	623
Total	$11,606	$12,069	$11,464

Income tax expense is reconciled to the 35% statutory rate applied to the pre-tax income for the years presented in the table below:

	2015	2014	2013

Statutory Rate Times Pre-tax Income	$14,585	$14,145	$12,907
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(2,250)	(1,697)	(1,157)
State Income Tax, Net of Federal Tax Effect	727	625	826
General Business Tax Credits	(750)	(562)	(556)
Company Owned Life Insurance	(296)	(289)	(338)
Gain on United Commerce Bancorp Stock	—	—	(120)
Other Differences	(410)	(153)	(98)
Total Income Taxes	$11,606	$12,069	$11,464

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

The net deferred tax asset (liability) at December 31 consists of the following:

	2015	2014
Deferred Tax Assets:
Allowance for Loan Losses	$4,913	$5,028
Deferred Compensation and Employee Benefits	1,030	1,041
Other-than-temporary Impairment	378	378
Accrued Expenses	641	600
Business Combination Fair Value Adjustments	376	197
Pension and Postretirement Plans	57	45
Other Real Estate Owned	133	214
Non-Accrual Loan Interest Income	255	228
Net Operating Loss Carryforward	7	24
Other	352	209
Total Deferred Tax Assets	8,142	7,964
Deferred Tax Liabilities:
Depreciation	(800)	(1,269)
Leasing Activities, Net	(8,970)	(9,773)
Unrealized Gain on Securities	(2,150)	(1,654)
FHLB Stock Dividends	(235)	(251)
Prepaid Expenses	(502)	(434)
Intangibles	(353)	(508)
Deferred Loan Fees	(591)	(515)
General Business Tax Credits	(178)	(49)
Other	(1,044)	(407)
Total Deferred Tax Liabilities	(14,823)	(14,860)
Valuation Allowance	—	—
Net Deferred Tax Liability	$(6,681)	$(6,896)

The Company has a state net operating loss carryforward of $867. This carryforward expires in 2026.

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

Retained earnings at December 31, 2015, include approximately $2,995 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2015 was approximately $1,048.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2015, 2014, and 2013, and did not recognize any increase in unrecognized benefits during 2015 relative to any tax positions taken in 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2015, 2014, and 2013. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2011. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2011.

NOTE 11 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2015	2014	2013
Basic Earnings per Share:
Net Income	$30,064	$28,344	$25,413
Weighted Average Shares Outstanding	13,255,002	13,202,822	12,786,065

Basic Earnings per Share	$2.27	$2.15	$1.99

Diluted Earnings per Share:
Net Income	$30,064	$28,344	$25,413

Weighted Average Shares Outstanding	13,255,002	13,202,822	12,786,065
Stock Options, Net	3,914	20,356	21,613
Diluted Weighted Average Shares Outstanding	13,258,916	13,223,178	12,807,678

Diluted Earnings per Share	$2.27	$2.14	$1.98

There were no anti-dilutive shares at December 31, 2015, 2014, and 2013.

NOTE 12 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 was $753, $652, and $558 respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments for premises and equipment at year end 2015:

2016	$664
2017	421
2018	281
2019	229
2020	178
Thereafter	1,260
Total	$3,033

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

NOTE 13 – Commitments and Off-balance Sheet Items (continued)

The Company’s exposure to credit risk for commitments to sell loans is dependent upon the ability of the counter-party to purchase the loans. This is generally assured by the use of government sponsored entity counterparts. These commitments are subject to market risk resulting from fluctuations in interest rates.

Commitments and contingent liabilities are summarized as follows, at December 31:

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$8,590	$178,828	$7,642	$167,164
Commercial Operating Lines	14,280	215,244	15,544	217,691
Residential Mortgages	14,588	66	11,117	123
Total Commitments to Fund Loans	$37,458	$394,138	$34,303	$384,978

Commitments to Sell Loans:
Mandatory	$—	$—	$140	$—
Non-mandatory	$25,925	$—	$17,199	$—

Standby Letters of Credit	$1,075	$5,944	$613	$5,405

The fixed rate commitments to fund loans have interest rates ranging from 0.00% to 18.00% and maturities ranging from less than 1 year to 32 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2015, the Company held $9.4 million in Level 3 securities which consist of $9.0 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$9,898	$—	$9,898
Obligations of State and Political Subdivisions	—	194,608	9,020	203,628
Mortgage-backed Securities-Residential	—	423,961	—	423,961
Equity Securities	—	—	353	353
Total Securities	$—	$628,467	$9,373	$637,840

Loans Held-for-Sale	$—	$10,762	$—	$10,762

Derivative Assets	$—	$1,201	$—	$1,201

Derivative Liabilities	$—	$1,232	$—	$1,232

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

There were no transfers between Level 1 and Level 2 for the periods ended December 31, 2015 and 2014.

At December 31, 2015, the aggregate fair value of the Loans Held-for-Sale was $10,762, aggregate contractual principal balance was $10,559 with a difference of $203. At December 31, 2014, the aggregate fair value of the Loans Held-for-Sale was $6,311, aggregate contractual principal balance was $6,227 with a difference of $84.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	Obligations of State and Political Subdivisions		Equity Securities
	2015	2014	2015	2014
Balance of Recurring Level 3 Assets at January 1	$10,141	$10,832	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	(6)	164	—	—
Maturities / Calls	(1,115)	(855)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at December 31	$9,020	$10,141	$353	$353

Of the total gain/loss included in earnings for the year ended December 31, 2015, ($6) was attributable to other changes in fair value. Of the total gain/loss included in earnings for the year ended December 31, 2014, $164 was attributable to other changes in fair value. The years ended December 31, 2015 and December 31, 2014 included no gain/loss attributable to interest income on securities.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$15	$15
Commercial Real Estate Loans	—	—	960	960
Other Real Estate
Commercial Real Estate	—	—	—	—

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$—	$—
Commercial Real Estate Loans	—	—	1,504	1,504
Other Real Estate
Commercial Real Estate	—	—	68	68

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,148 with a valuation allowance of $1,173, resulting in a decrease to the provision for loan losses of $286 for the year ended December 31, 2015. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,043 with a valuation allowance of $1,539, resulting in an additional provision for loan losses of $261 for the year ended December 31, 2014.

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2015. No charge to earnings was included in the year ended December 31, 2015. Other Real Estate which is measured at the lower of carrying or fair value less costs to sell had a carrying value of $68 at December 31, 2014. A charge to earnings through Other Operating Income of $104 was included in the year ended December 31, 2014.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014:

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$15	Sales comparison approach	Adjustment for physical condition of comparable properties sold	82% - 100% (82%)
Impaired Loans - Commercial Real Estate Loans	$960	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 86% (55%)

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial Real Estate Loans	$1,504	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 86% (71%)
Other Real Estate - Commercial Real Estate Loans	$68	Sales comparison approach	Adjustment for physical condition of comparable properties sold	55% (55%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2015 and 2014. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$52,009	$36,062	$15,947	$—	$52,009
Securities Held-to-Maturity	95	—	95	—	95
Loans, Net	1,548,934	—	—	1,551,497	1,551,497
FHLB Stock and Other Restricted Stock	8,571	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,803	—	2,722	6,081	8,803
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,520,340)	(1,520,340)	—	—	(1,520,340)
Time Deposits	(306,036)	—	(305,965)	—	(305,965)
Short-term Borrowings	(177,717)	—	(177,717)	—	(177,717)
Long-term Debt	(95,606)	—	(90,473)	(5,538)	(96,011)
Accrued Interest Payable	(676)	—	(668)	(8)	(676)

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 37 banking offices at December 31, 2015. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2015
Net Interest Income	$75,939	$8	$6	$(401)	$75,552
Net Gains on Sales of Loans	2,959	—	—	—	2,959
Net Gains on Securities	698	—	—	27	725
Trust and Investment Product Fees	3	3,957	—	(3)	3,957
Insurance Revenues	24	33	7,432	—	7,489
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	3,994	13	107	150	4,264
Income Tax Expense (Benefit)	11,836	(24)	663	(869)	11,606
Segment Profit (Loss)	29,461	(70)	1,003	(330)	30,064
Segment Assets at December 31, 2015	2,367,296	1,338	7,022	(1,955)	2,373,701

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2014
Net Interest Income	$74,801	$16	$4	$(482)	$74,339
Net Gains on Sales of Loans	1,892	—	—	—	1,892
Net Gains on Securities	1,481	—	—	—	1,481
Trust and Investment Product Fees	4	3,671	—	—	3,675
Insurance Revenues	29	38	7,188	—	7,255
Noncash Items:
Provision for Loan Losses	150	—	—	—	150
Depreciation and Amortization	4,527	23	110	150	4,810
Income Tax Expense (Benefit)	12,258	(156)	737	(770)	12,069
Segment Profit (Loss)	27,589	(259)	1,059	(45)	28,344
Segment Assets at December 31, 2014	2,242,456	11,401	6,429	(23,187)	2,237,099

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2013
Net Interest Income	$69,634	$21	$17	$(1,155)	$68,517
Net Gains on Sales of Loans	2,645	—	—	—	2,645
Net Gains on Securities	2,065	—	—	364	2,429
Trust and Investment Product Fees	6	3,355	—	(3)	3,358
Insurance Revenues	39	31	6,147	—	6,217
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	3,944	28	339	150	4,461
Income Tax Expense (Benefit)	12,387	(32)	320	(1,211)	11,464
Segment Profit (Loss)	25,389	(70)	425	(331)	25,413
Segment Assets at December 31, 2013	2,171,837	11,663	5,636	(25,309)	2,163,827

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Cash	$19,112	$18,726
Securities Available-for-Sale, at Fair Value	353	353
Investment in Subsidiary Bank	227,417	211,988
Investment in Non-banking Subsidiaries	4,399	4,792
Other Assets	11,030	5,613
Total Assets	$262,311	$241,472

LIABILITIES
Borrowings	$5,324	$9,174
Other Liabilities	4,639	3,474
Total Liabilities	9,963	12,648

SHAREHOLDERS’ EQUITY
Common Stock	13,279	13,216
Additional Paid-in Capital	110,145	108,660
Retained Earnings	125,112	104,058
Accumulated Other Comprehensive Income	3,812	2,890
Total Shareholders’ Equity	252,348	228,824
Total Liabilities and Shareholders’ Equity	$262,311	$241,472

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
INCOME
Dividends from Subsidiaries
Bank	$15,900	$20,000	$14,000
Non-bank	1,504	—	1,500
Interest Income	30	27	31
Net Gain on Securities	—	—	343
Other Income	21	25	75
Total Income	17,455	20,052	15,949

EXPENSES
Salaries and Employee Benefits	500	462	824
Professional Fees	667	316	485
Occupancy and Equipment Expense	8	7	7
Interest Expense	491	580	1,246
Other Expenses	729	632	615
Total Expenses	2,395	1,997	3,177
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	15,060	18,055	12,772
Income Tax Benefit	893	791	1,235
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	15,953	18,846	14,007
Equity in Undistributed Income of Subsidiaries	14,111	9,498	11,406
NET INCOME	30,064	28,344	25,413

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	932	8,189	(15,874)
Changes in Unrecognized Amounts in Pension, Net	—	—	231
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	(10)	(36)	29
TOTAL COMPREHENSIVE INCOME	$30,986	$36,497	$9,799

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$30,064	$28,344	$25,413
Adjustments to Reconcile Net Income to Net Cash from Operations
(Gain) on Securities, Net	—	—	(343)
Change in Other Assets	(5,331)	654	283
Change in Other Liabilities	1,226	275	(538)
Equity Based Compensation	963	627	329
Excess Tax Benefit from Restricted Share Grant	89	40	28
Equity in Excess Undistributed Income of Subsidiaries	(14,111)	(9,498)	(11,406)
Net Cash from Operating Activities	12,900	20,442	13,766

CASH FLOWS FROM INVESTING ACTIVITIES
Acquire Banking Entity	—	—	(2,135)
Net Cash from Investing Activities	—	—	(2,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Long-term Debt	—	—	10,000
Repayment of Long-term Debt	(4,000)	(3,000)	(33,750)
Issuance of Common Stock	49	50	20
Employee Stock Purchase Plan	447	(37)	(9)
Dividends Paid	(9,010)	(8,450)	(7,670)
Net Cash from Financing Activities	(12,514)	(11,437)	(31,409)

Net Change in Cash and Cash Equivalents	386	9,005	(19,778)
Cash and Cash Equivalents at Beginning of Year	18,726	9,721	29,499
Cash and Cash Equivalents at End of Year	$19,112	$18,726	$9,721

NOTE 17 – Business Combinations, Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2015, 2014, and 2013, were classified as follows:

	2015	2014	2013

Beginning of Year	$20,536	$20,536	$18,865
Acquired Goodwill	—	—	1,671
Impairment	—	—	—
End of Year	$20,536	$20,536	$20,536

Of the $20,536 carrying amount of goodwill, $19,204 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the periods ended December 31, 2015, 2014 and 2013.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2015, the Company’s reporting units had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:	2015
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$9,004	$7,748
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	5,171
Total	$14,460	$13,176

Acquired intangible assets were as follows as of year end:	2014
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$9,004	$7,015
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	5,114
Total	$14,460	$12,386

Amortization Expense was $790, $1,254 and $1,416, for 2015, 2014 and 2013.

Estimated amortization expense for each of the next five years is as follows:

2016	$493
2017	323
2018	235
2019	148
2020	68

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2015 and 2014, net of tax:

December 31, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$2,958	$(68)	$2,890
Other Comprehensive Income (Loss) Before Reclassification	1,403	(13)	1,390
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(471)	3	(468)
Net Current Period Other
Comprehensive Income (Loss)	932	(10)	922
Ending Balance	$3,890	$(78)	$3,812

December 31, 2014	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(5,231)	$(32)	$(5,263)
Other Comprehensive Income (Loss) Before Reclassification	9,152	(66)	9,086
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(963)	30	(933)
Net Current Period Other
Comprehensive Income (Loss)	8,189	(36)	8,153
Ending Balance	$2,958	$(68)	$2,890

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Other Comprehensive Income (Loss) (continued)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ending December 31, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$725	Net Gain (Loss) on Securities
	(254)	Income Tax Expense
	471	Net of Tax
Amortization of Defined Benefit Pension Items
Prior Service Costs	$—	Salaries and Employee Benefits
Actuarial Gains (Losses)	—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(5)	Salaries and Employee Benefits
	2	Income Tax Expense
	(3)	Net of Tax

Total Reclassifications for the Period	$468

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ending December 31, 2014:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$1,481	Net Gain (Loss) on Securities
	(518)	Income Tax Expense
	963	Net of Tax
Amortization of Defined Benefit Pension Items
Prior Service Costs	$—	Salaries and Employee Benefits
Actuarial Gains (Losses)	—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(50)	Salaries and Employee Benefits
	20	Income Tax Expense
	(30)	Net of Tax

Total Reclassifications for the Period	$933

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Other Comprehensive Income (Loss) (continued)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ending December 31, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$2,429	Net Gain (Loss) on Securities
	(850)	Income Tax Expense
	1,579	Net of Tax
Amortization of Defined Benefit Pension Items
Prior Service Costs	$13	Salaries and Employee Benefits
Actuarial Gains (Losses)	360	Salaries and Employee Benefits
	(151)	Income Tax Expense
	222	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$37	Salaries and Employee Benefits
	(15)	Income Tax Expense
	22	Net of Tax

Total Reclassifications for the Period	$1,823

NOTE 19 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

				Earnings per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2015
First Quarter	$20,000	$18,549	$7,306	$0.55	$0.55
Second Quarter	20,178	18,706	7,325	0.55	0.55
Third Quarter	20,419	18,859	7,721	0.58	0.58
Fourth Quarter	21,023	19,438	7,712	0.58	0.58

2014
First Quarter	$19,681	$18,196	$6,305	$0.48	$0.48
Second Quarter	19,825	18,321	6,687	0.51	0.51
Third Quarter	20,348	18,791	7,708	0.58	0.58
Fourth Quarter	20,532	19,031	7,644	0.58	0.58

NOTE 20 – Subsequent Events (Unaudited)

Effective March 1, 2016, the Company acquired River Valley Bancorp ("RIVR") and its subsidiaries, including River Valley Financial Bank, pursuant to an Agreement and Plan of Reorganization dated October 26, 2015, as amended. The acquisition was accomplished by the merger of RIVR into the Company immediately followed by the merger of River Valley Financial Bank into German American Bancorp. River Valley Financial Bank operated 14 banking offices primarily in Southeast Indiana.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 20 – Subsequent Events (Unaudited) (continued)

RIVR’s assets and equity (unaudited) as of February 29, 2016 totaled $516.3 million and $56.6 million, respectively. The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the March 31, 2016 financial statements as such; however, at the time of these financial statements, the appraisals and valuations are incomplete. The Company expects to record goodwill and a core deposit intangible in regards to this transaction based on earlier estimates, but the amount is not known as the initial fair value accounting is incomplete. The goodwill will not be deductible for tax purposes.

Under the terms of the merger agreement, the Company issued approximately 1,936,000 shares of its common stock to the former shareholders of RIVR. Each RIVR common shareholder of record at the effective time of the merger became entitled to receive 0.77 shares of common stock of the Company and $9.90 in cash for each of their former shares of RIVR common stock.

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

March 1, 2016

Consideration
Cash for Options and Fractional Shares	$395
Cash Consideration	24,975
Equity Instruments	62,022

Fair Value of Total Consideration Transferred	$87,392

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2016 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2016 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2016 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification. The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2016 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that M. Darren Root, a director who serves on the Audit Committee of the Board of Directors and who is an independent director as defined by NASDAQ listing standards, is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA.

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees. There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2015.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2016 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2016 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2016 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2016 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 9, 2016	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 9, 2016	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Date:	March 9, 2016	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 9, 2016	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 9, 2016	By/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 9, 2016	By/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 9, 2016	By/s/J. David Lett
J. David Lett, Director

Date:	March 9, 2016	By/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 9, 2016	By/s/M. Darren Root
M. Darren Root, Director

Date:	March 9, 2016	By/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 9, 2016	By/s/Raymond W. Snowden
Raymond W. Snowden, Director

Date:	March 9, 2016	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 9, 2016	By/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization among German American Bancorp, Inc., United Commerce Bancorp, German American Bancorp, and United Commerce Bank, dated July 23, 2013. The copy of this exhibit filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed July 24, 2013 (SEC File No. 001-15877) is incorporated herein by reference. Schedules identified in the list of Schedules to this Agreement are not filed as part of this Exhibit, but the Registrant agrees to furnish to the Commission supplementally any omitted schedule upon request.

2.2
Agreement and Plan of Reorganization among German American Bancorp, Inc., River Valley Bancorp, German American Bancorp and River Valley Financial Bank, dated October 26, 2015. The copy of this exhibit filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed October 26, 2015 (SEC File No. 001-15877) is incorporated herein by reference.

3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011 (SEC File No. 001-15877).
3.2
Restated Bylaws of German American Bancorp, Inc., as amended and restated July 27, 2009, is incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed March 9, 2015 (SEC File No. 001-15877).

4.1
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

4.2
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on 8-K filed July 1, 2011 (SEC File No. 001-15877).

4.3
Specimen stock certificate for Common Shares of the Registrant is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2010 (SEC File No. 001-15877).

10.1*
The Registrant’s 1992 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed October 14, 1998 (SEC File No. 333-65633).

10.2*
Amendment to 1992 Stock Option Plan effective April 1, 2012, is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 3, 2012 (SEC File No. 001-15877).

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

10.4*
The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008, is incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 13, 2014 (SEC File No. 001-15877).

10.5*
Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 11, 2011 (SEC File No. 001-15877).

10.6*
Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 11, 2011 (SEC File No. 001-15877).

10.7*
First Amendment to the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 11, 2011 (SEC File No. 001-15877).

10.8*
Form of Non-Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to non-employee members of the Board of Directors as part of annual director fee retainer (not Incentive Stock Option for tax purposes), is incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 11, 2011 (SEC File No. 001-15877).

10.9*
Form of Employee Director Stock Option Agreement (new grant, ten year expiration, no vesting) that in prior periods was typically issued to employee members of the Board of Directors as part of annual director fee retainer (intended to be Incentive Stock Option for tax purposes), is incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 11, 2011 (SEC File No. 001-15877).

Exhibit No.	Description
10.10*
Descriptions of Director Compensation Arrangements for the 12 month period ending at 2014 Annual Reorganization Meeting of the Board of Directors are incorporated by reference from the descriptions included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 27, 2013 (SEC File No. 001-15877), and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 21, 2013 (SEC File No. 001-15877).

10.11*
Descriptions of Director Compensation Arrangements for the 12 month period ending at 2015 Annual Reorganization Meeting is incorporated by reference from the descriptions included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 3, 2014 (SEC File No. 001-15877), and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 24, 2014 (SEC File No. 001-15877).

10.12*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2016 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 1, 2015 (SEC File No. 001-15877), and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 18, 2015 (SEC File No. 001-15877).

10.13*
Description of Executive Management Incentive Plan for 2013 (awards payable in 2014) adopted by the Board of Directors on March 25, 2013 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 29, 2013 (SEC File No. 001-15877).

10.14*
Description of Executive Management Incentive Plan for 2014 (awards payable in 2015) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 28, 2014 (SEC File No. 001-15877).

10.15*
Description of Executive Management Incentive Plan for 2015 (awards payable in 2016) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 27, 2015 (SEC File No. 001-15877).

10.16*
Executive Supplemental Retirement Income Agreement dated October 1, 1996, between First Federal Bank, F.S.B. and Bradley M. Rust, as amended by a First Amendment between Bradley M. Rust and the Registrant dated December 30, 2008, is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 10, 2010 (SEC File No. 001-15877).

10.17*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements granted under the 2009 Long-Term Equity Incentive Plan prior to 2013, is incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 12, 2012 (SEC File No. 001-15877).

10.18*
Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during March 2014 pursuant to the Management Long-Term Incentive Plan component of the 2013 Executive Management Incentive Plan with respect to the performance period ended December 31, 2013. This exhibit is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed March 9, 2014 (SEC File No. 001-15877).

10.19*
Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during March 2015 pursuant to the Management Long-Term Incentive Plan component of the 2014 Executive Management Incentive Plan with respect to the performance period ended December 31, 2014. This exhibit is incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 11, 2015 (SEC File No. 001-15877).

10.20*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2013 is incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 13, 2014 (SEC File No. 001-15877).

10.21*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2014 is incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 9, 2015 (SEC File No. 001-15877).

10.22*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2015.
10.23*
Resolutions of Stock Option Committee of Board of Directors of the Registrant amending outstanding stock options by accelerating in full all vesting periods and exercise date restrictions and terminating replacement stock option privileges in connection with future option exercises, adopted by written consent effective December 29, 2005, is incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 12, 2012 (SEC File No. 001-15877).

10.24
Loan Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 29, 2013 (SEC File No, 001-15877), is incorporated herein by reference.

10.25
Promissory Note (Term Note) made by German American Bancorp, Inc., to Stock Yards Bank & Trust Company dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 29, 2013 (SEC File No. 001-15877), is incorporated herein by reference.

Exhibit No.	Description
10.26
Promissory Note (Revolving Note) made by German American Bancorp, Inc., to Stock Yards Bank & Trust Company dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 29, 2013 (SEC File No. 001-15877), is incorporated herein by reference.

10.27
Stock Pledge Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed January 29, 2013 (SEC File No. 001-15877), is incorporated herein by reference.

10.28
Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 31, 2013 is incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 13, 2014 (SEC File No. 001-15877).

10.29
Second Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 31, 2014 is incorporated by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 9, 2015 (SEC File No. 001-15877).

10.30+	Third Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 29, 2015.
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

10.33
Voting Agreement, dated October 26, 2015, among German American Bancorp, Inc. and certain shareholders of River Valley Bancorp is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed October 26, 2015 (SEC File No. 001-15877).

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
101++
The following materials from German American Bancorp, Inc.’s Form 10-K Report for the annual period ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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