Form 10-Q
period 2016-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2016-05-10
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2016
Common Shares, no par value	15,253,503

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2015, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and Due from Banks	$34,734	$36,062
Federal Funds Sold and Other Short-term Investments	14,312	15,947
Cash and Cash Equivalents	49,046	52,009

Interest-bearing Time Deposits with Banks	1,992	—
Securities Available-for-Sale, at Fair Value	715,611	637,840
Securities Held-to-Maturity, at Cost (Fair value of $0 and $95 on March 31, 2016 and December 31, 2015, respectively)	—	95

Loans Held-for-Sale, at Fair Value	8,700	10,762

Loans	1,918,638	1,568,075
Less: Unearned Income	(3,690)	(3,728)
Allowance for Loan Losses	(15,161)	(14,438)
Loans, Net	1,899,787	1,549,909

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	8,571
Premises, Furniture and Equipment, Net	47,617	37,817
Other Real Estate	343	169
Goodwill	53,671	20,536
Intangible Assets	3,688	1,283
Company Owned Life Insurance	45,809	32,732
Accrued Interest Receivable and Other Assets	27,415	21,978
TOTAL ASSETS	$2,866,727	$2,373,701

LIABILITIES
Non-interest-bearing Demand Deposits	$507,567	$465,357
Interest-bearing Demand, Savings, and Money Market Accounts	1,310,089	1,054,983
Time Deposits	422,958	306,036
Total Deposits	2,240,614	1,826,376

FHLB Advances and Other Borrowings	278,698	273,323
Accrued Interest Payable and Other Liabilities	25,777	21,654
TOTAL LIABILITIES	2,545,089	2,121,353

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	15,254	13,279
Additional Paid-in Capital	170,676	110,145
Retained Earnings	127,867	125,112
Accumulated Other Comprehensive Income	7,841	3,812
TOTAL SHAREHOLDERS’ EQUITY	321,638	252,348
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,866,727	$2,373,701
End of period shares issued and outstanding	15,253,503	13,278,824

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Interest and Fees on Loans	$18,664	$16,299
Interest on Federal Funds Sold and Other Short-term Investments	17	3
Interest and Dividends on Securities:
Taxable	2,277	2,435
Non-taxable	1,722	1,263
TOTAL INTEREST INCOME	22,680	20,000

INTEREST EXPENSE
Interest on Deposits	1,155	993
Interest on FHLB Advances and Other Borrowings	741	458
TOTAL INTEREST EXPENSE	1,896	1,451

NET INTEREST INCOME	20,784	18,549
Provision for Loan Losses	850	250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,934	18,299

NON-INTEREST INCOME
Trust and Investment Product Fees	1,021	984
Service Charges on Deposit Accounts	1,233	1,137
Insurance Revenues	2,727	2,545
Company Owned Life Insurance	215	205
Interchange Fee Income	537	483
Other Operating Income	764	576
Net Gains on Sales of Loans	720	749
Net Gains on Securities	—	463
TOTAL NON-INTEREST INCOME	7,217	7,142

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,601	8,825
Occupancy Expense	1,379	1,226
Furniture and Equipment Expense	508	479
FDIC Premiums	328	282
Data Processing Fees	2,165	837
Professional Fees	1,318	644
Advertising and Promotion	544	443
Intangible Amortization	208	245
Other Operating Expenses	2,189	1,852
TOTAL NON-INTEREST EXPENSE	20,240	14,833

Income before Income Taxes	6,911	10,608
Income Tax Expense	1,765	3,302
NET INCOME	$5,146	$7,306

Basic Earnings per Share	$0.37	$0.55
Diluted Earnings per Share	$0.37	$0.55

Dividends per Share	$0.18	$0.17

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2016	2015

NET INCOME	$5,146	$7,306

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	6,209	5,868
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	(463)
Tax Effect	(2,180)	(1,908)
Net of Tax	4,029	3,497

Total Other Comprehensive Income (Loss)	4,029	3,497

COMPREHENSIVE INCOME	$9,175	$10,803

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,146	$7,306
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	823	565
Depreciation and Amortization	1,048	1,121
Loans Originated for Sale	(21,731)	(32,640)
Proceeds from Sales of Loans Held-for-Sale	24,700	33,260
Provision for Loan Losses	850	250
Gain on Sale of Loans, net	(720)	(749)
Gain on Securities, net	—	(463)
Loss on Sales of Other Real Estate and Repossessed Assets	—	8
Loss on Disposition and Donation of Premises and Equipment	2	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(235)	(211)
Equity Based Compensation	261	234
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,462	2,245
Interest Payable and Other Liabilities	(407)	(967)
Net Cash from Operating Activities	11,199	9,959

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	(1,000)	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	20,743	18,811
Proceeds from Sales of Securities Available-for-Sale	62,975	9,808
Purchase of Securities Available-for-Sale	(23,706)	(11,899)
Proceeds from Maturities of Securities Held-to-Maturity	95	89
Purchase of Federal Home Loan Bank Stock	(1,350)	(160)
Purchase of Loans	(4,263)	—
Loans Made to Customers, net of Payments Received	(29,023)	832
Proceeds from Sales of Other Real Estate	717	151
Property and Equipment Expenditures	(459)	(283)
Acquisition of River Valley Bancorp	(793)	—
Net Cash from Investing Activities	23,936	17,349

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	8,826	20,642
Change in Short-term Borrowings	(29,463)	(27,212)
Repayments of Long-term Debt	(15,070)	(64)
Issuance of Common Stock	—	(7)
Dividends Paid	(2,391)	(2,246)
Net Cash from Financing Activities	(38,098)	(8,887)

Net Change in Cash and Cash Equivalents	(2,963)	18,421
Cash and Cash Equivalents at Beginning of Year	52,009	42,446
Cash and Cash Equivalents at End of Period	$49,046	$60,867

Cash Paid During the Year for
Interest	$1,736	$1,552
Income Taxes	1,503	—

Supplemental Non Cash Disclosures (See Note 12 for Business Combination)
Loans Transferred to Other Real Estate	$9	$127

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders' equity based on these reclassifications.

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2016	2015
Basic Earnings per Share:
Net Income	$5,146	$7,306
Weighted Average Shares Outstanding	13,924,856	13,221,455
Basic Earnings per Share	$0.37	$0.55

Diluted Earnings per Share:
Net Income	$5,146	$7,306

Weighted Average Shares Outstanding	13,924,856	13,221,455
Potentially Dilutive Shares, Net	4,077	16,038
Diluted Weighted Average Shares Outstanding	13,928,933	13,237,493
Diluted Earnings per Share	$0.37	$0.55

For the three months ended March 31, 2016 and 2015, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2016 and December 31, 2015, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2016
U.S. Treasury and Agency Securities	$11,001	$8	$—	$11,009
Obligations of State and Political Subdivisions	227,294	9,295	(306)	236,283
Mortgage-backed Securities - Residential	464,714	4,606	(1,354)	467,966
Equity Securities	353	—	—	353
Total	$703,362	$13,909	$(1,660)	$715,611

December 31, 2015
U.S. Treasury and Agency Securities	$10,000	$—	$(102)	$9,898
Obligations of State and Political Subdivisions	195,360	8,286	(18)	203,628
Mortgage-backed Securities - Residential	426,087	2,114	(4,240)	423,961
Equity Securities	353	—	—	353
Total	$631,800	$10,400	$(4,360)	$637,840

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at March 31, 2016 and December 31, 2015, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

March 31, 2016
Obligations of State and Political Subdivisions	$—	$—	$—	$—

December 31, 2015
Obligations of State and Political Subdivisions	$95	$—	$—	$95

The amortized cost and fair value of securities at March 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$5,790	$5,840
Due after one year through five years	22,502	23,022
Due after five years through ten years	72,541	76,500
Due after ten years	137,462	141,930
Mortgage-backed Securities - Residential	464,714	467,966
Equity Securities	353	353
Total	$703,362	$715,611

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Proceeds from Sales	$62,975	$9,808
Gross Gains on Sales	—	463
Income Taxes on Gross Gains	—	162

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $186,726 and $154,628 as of March 31, 2016 and December 31, 2015, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2016 and December 31, 2015, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	33,380	(299)	417	(7)	33,797	(306)
Mortgage-backed Securities - Residential	57,048	(182)	80,937	(1,172)	137,985	(1,354)
Equity Securities	—	—	—	—	—	—
Total	$90,428	$(481)	$81,354	$(1,179)	$171,782	$(1,660)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$9,898	$(102)	$9,898	$(102)
Obligations of State and Political Subdivisions	1,891	(15)	356	(3)	2,247	(18)
Mortgage-backed Securities - Residential	150,427	(1,173)	129,040	(3,067)	279,467	(4,240)
Equity Securities	—	—	—	—	—	—
Total	$152,318	$(1,188)	$139,294	$(3,172)	$291,612	$(4,360)

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

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $44.0 million at March 31, 2016 and $36.8 million at December 31, 2015. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$44,048	$2,739	$36,781	$1,201

Included in Other Liabilities:
Interest Rate Swaps	$44,048	$2,905	$36,781	$1,232

The following tables present the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2016	2015
Interest Rate Swaps:
Included in Other Income / (Expense)	$54	$58

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans

Loans were comprised of the following classifications at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Commercial:
Commercial and Industrial Loans and Leases	$448,569	$418,154
Commercial Real Estate Loans	812,565	618,788
Agricultural Loans	275,938	246,886
Retail:
Home Equity Loans	119,006	97,902
Consumer Loans	54,999	50,029
Residential Mortgage Loans	207,561	136,316
Subtotal	1,918,638	1,568,075
Less: Unearned Income	(3,690)	(3,728)
Allowance for Loan Losses	(15,161)	(14,438)
Loans, Net	$1,899,787	$1,549,909

The table above includes loans acquired during 2016 totaling $316,564 which is net of purchase discount on the acquired loans of $10,572.

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2016 and 2015:

March 31, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438
Provision for Loan Losses	105	120	414	31	27	155	(2)	850
Recoveries	4	1	—	1	45	5	—	56
Loans Charged-off	(5)	—	—	(63)	(72)	(43)	—	(183)
Ending Balance	$4,346	$6,463	$2,529	$352	$230	$531	$710	$15,161

March 31, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	101	(52)	19	72	35	88	(13)	250
Recoveries	41	8	—	—	100	2	—	151
Loans Charged-off	(22)	—	—	—	(100)	(39)	—	(161)
Ending Balance	$4,747	$7,229	$1,142	$318	$389	$673	$671	$15,169

In determining the adequacy of the allowance for loan loss, general allocations are made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios, judgmentally adjusted for current economic factors and portfolio trends.  When comparing to March 31, 2015, the overall allowance for loan and lease losses was increased in the agricultural sector as a result of qualitative considerations for current economic conditions and trends.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2016 and December 31, 2015:

March 31, 2016	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,168	$76	$1,092	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,993	4,270	5,371	2,529	352	230	531	710
Acquired with Deteriorated Credit Quality	—	—	—	—	—	—	—	—
Total Ending Allowance Balance	$15,161	$4,346	$6,463	$2,529	$352	$230	$531	$710

Loans:
Loans Individually Evaluated for Impairment	$2,942	$230	$2,593	$119	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,909,011	448,482	801,411	278,961	119,369	55,122	205,666	n/m(2)
Loans Acquired with Deteriorated Credit Quality	15,351	1,115	10,552	1,086	—	52	2,546	n/m(2)
Total Ending Loans Balance(1)	$1,927,304	$449,827	$814,556	$280,166	$119,369	$55,174	$208,212	n/m(2)

(1)Total recorded investment in loans includes $8,666 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2015	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,202	$106	$1,096	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,236	4,136	5,246	2,115	383	230	414	712
Acquired with Deteriorated Credit Quality	—	—	—	—	—	—	—	—
Total Ending Allowance Balance	$14,438	$4,242	$6,342	$2,115	$383	$230	$414	$712

Loans:
Loans Individually Evaluated for Impairment	$4,435	$1,578	$2,845	$12	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,562,037	416,273	611,955	249,687	98,167	50,169	135,786	n/m(2)
Loans Acquired with Deteriorated Credit Quality	7,555	1,325	5,363	—	—	—	867	n/m(2)
Total Ending Loans Balance(1)	$1,574,027	$419,176	$620,163	$249,699	$98,167	$50,169	$136,653	n/m(2)

(1)Total recorded investment in loans includes $5,952 in accrued interest.
(2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$327	$196	$—
Commercial Real Estate Loans	4,486	2,564	—
Agricultural Loans	972	1,003	—
Subtotal	5,785	3,763	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	88	88	76
Commercial Real Estate Loans	2,345	2,218	1,092
Agricultural Loans	—	—	—
Subtotal	2,433	2,306	1,168
Total	$8,218	$6,069	$1,168

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$4,967	$3,127	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2015	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$161	$161	$—
Commercial Real Estate Loans	1,292	768	—
Agricultural Loans	12	12	—
Subtotal	1,465	941	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,403	1,417	106
Commercial Real Estate Loans	2,207	2,077	1,096
Agricultural Loans	—	—	—
Subtotal	3,610	3,494	1,202
Total	$5,075	$4,435	$1,202

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$528	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs.

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended March 31, 2016 and 2015:

March 31, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$865	$23	$11
Commercial Real Estate Loans	3,190	18	3
Agricultural Loans	1,004	1	1
Subtotal	5,059	42	15
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	128	—	—
Commercial Real Estate Loans	2,218	1	—
Agricultural Loans	—	—	—
Subtotal	2,346	1	—
Total	$7,405	$43	$15

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$3,199	$8	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of March 31, 2016 and December 31, 2015:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	2016	2015	2016	2015
Commercial and Industrial Loans and Leases	$189	$134	$—	$98
Commercial Real Estate Loans	3,369	2,047	58	48
Agricultural Loans	808	—	—	—
Home Equity Loans	135	204	19	—
Consumer Loans	173	90	—	—
Residential Mortgage Loans	1,918	668	91	—
Total	$6,592	$3,143	$168	$146
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$2,132	$68	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$449,827	$555	$80	$25	$660	$449,167
Commercial Real Estate Loans	814,556	1,758	664	1,457	3,879	810,677
Agricultural Loans	280,166	1,227	387	840	2,454	277,712
Home Equity Loans	119,369	335	79	134	548	118,821
Consumer Loans	55,174	150	196	178	524	54,650
Residential Mortgage Loans	208,212	4,259	636	1,062	5,957	202,255
Total(1)	$1,927,304	$8,284	$2,042	$3,696	$14,022	$1,913,282
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$15,351	$392	$568	$1,459	$2,419	$12,932
Loans Acquired in Current Year (Included in the Total Above)	$318,882	$4,789	$1,195	$2,852	$8,836	$310,046

(1)Total recorded investment in loans includes $8,666 in accrued interest.

December 31, 2015	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$419,176	$82	$117	$124	$323	$418,853
Commercial Real Estate Loans	620,163	136	163	104	403	619,760
Agricultural Loans	249,699	—	—	—	—	249,699
Home Equity Loans	98,167	225	8	204	437	97,730
Consumer Loans	50,169	101	40	90	231	49,938
Residential Mortgage Loans	136,653	2,615	154	668	3,437	133,216
Total(1)	$1,574,027	$3,159	$482	$1,190	$4,831	$1,569,196
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,555	$—	$—	$—	$—	$7,555

(1)Total recorded investment in loans includes $5,952 in accrued interest.

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

During the three months ended March 31, 2016 and 2015, there were no loans modified as troubled debt restructurings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the recorded investment of troubled debt restructurings by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$98	$98	$—
Commercial Real Estate Loans	1,681	47	1,634
Total	$1,779	$145	$1,634

December 31, 2015	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,446	$1,445	$1
Commercial Real Estate Loans	2,455	795	1,660
Total	$3,901	$2,240	$1,661

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of March 31, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2016 and 2015:

March 31, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending March 31, 2016.

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

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2016 and 2015:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
March 31, 2016
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending March 31, 2016.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$425,412	$13,772	$10,643	$—	$449,827
Commercial Real Estate Loans	763,617	36,345	14,594	—	814,556
Agricultural Loans	260,237	16,920	3,009	—	280,166
Total	$1,449,266	$67,037	$28,246	$—	$1,544,549
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,265	$3,347	$8,141	$—	$12,753
Loans Acquired in Current Year (Included in the Total Above)	$201,554	$17,759	$7,289	$—	$226,602

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$393,270	$13,675	$12,231	$—	$419,176
Commercial Real Estate Loans	586,247	25,341	8,575	—	620,163
Agricultural Loans	242,728	5,177	1,794	—	249,699
Total	$1,222,245	$44,193	$22,600	$—	$1,289,038
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,572	$3,319	$1,797	$—	$6,688

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of March 31, 2016 and December 31, 2015:

March 31, 2016	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$119,234	$55,001	$206,294
Nonperforming	135	173	1,918
Total	$119,369	$55,174	$208,212
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$52	$2,546

December 31, 2015	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$97,963	$50,079	$135,985
Nonperforming	204	90	668
Total	$98,167	$50,169	$136,653
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$867

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	March 31, 2016	December 31, 2015

Commercial and Industrial Loans	$1,115	$1,325
Commercial Real Estate Loans	10,552	5,363
Agricultural Loans	1,086	—
Home Equity Loans	—	—
Consumer Loans	52	—
Residential Mortgage Loans	2,546	867
Total	$15,351	$7,555

Carrying Amount, Net of Allowance	$15,351	$7,555

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2016	2015

Balance at January 1	$1,279	$1,685
New Loans Purchased	1,395	—
Accretion of Income	(61)	(59)
Reclassifications from Non-accretable Difference	—	—
Charge-off of Accretable Yield	—	—
Balance at March 31	$2,613	$1,626

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2016 and 2015. No allowances for loan losses were reversed during the same period.

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the period ended March 31, 2016 are included in the table below. There were no such loans purchased during the year ended December 31, 2015.

Commercial and Industrial Loans	$220
Commercial Real Estate Loans	10,612
Agricultural Loans	896
Home Equity Loans	—
Consumer Loans	87
Residential Mortgage Loans	2,279
Total	$14,094

Cash Flows Expected to be Collected at Acquisition	$11,051
Fair Value of Acquired Loans at Acquisition	$9,656

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $154 as of March 31, 2016 and $169 as of December 31, 2015.

NOTE 6 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $19,330 and $18,417 as of March 31, 2016 and December 31, 2015. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 52 banking offices at March 31, 2016. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2016
Net Interest Income	$20,898	$(1)	$2	$(115)	$20,784
Net Gains on Sales of Loans	720	—	—	—	720
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	1,020	—	—	1,021
Insurance Revenues	4	8	2,715	—	2,727
Noncash Items:
Provision for Loan Losses	850	—	—	—	850
Depreciation and Amortization	975	1	26	46	1,048
Income Tax Expense (Benefit)	1,681	14	510	(440)	1,765
Segment Profit (Loss)	5,081	7	790	(732)	5,146
Segment Assets at March 31, 2016	2,856,970	1,554	8,088	115	2,866,727

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2015
Net Interest Income	$18,641	$4	$1	$(97)	$18,549
Net Gains on Sales of Loans	749	—	—	—	749
Net Gains on Securities	463	—	—	—	463
Trust and Investment Product Fees	1	983	—	—	984
Insurance Revenues	10	17	2,518	—	2,545
Noncash Items:
Provision for Loan Losses	250	—	—	—	250
Depreciation and Amortization	1,052	5	27	37	1,121
Income Tax Expense (Benefit)	3,063	(1)	420	(180)	3,302
Segment Profit (Loss)	6,680	(9)	629	6	7,306
Segment Assets at December 31, 2015	2,367,296	1,338	7,022	(1,955)	2,373,701

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 8 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of March 31, 2016, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three months ended March 31, 2016 and 2015.

NOTE 9 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2016, the Company has reserved 314,393 shares of common stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2016 and 2015, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2016 and 2015 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2016 and 2015, the Company granted awards of 32,250 and 32,610 shares of restricted stock, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2016	2015

Restricted Stock Expense	$588	$234
Cash Entitlement Expense	142	162
Tax Effect	(296)	(160)
Net of Tax	$434	$236

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,785 and $2,615 as of March 31, 2016 and 2015, respectively.

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

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2016. There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2015. There was no unrecognized compensation expense as of March 31, 2016 and 2015 for the Employee Stock Purchase Plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2016, the Company held $8.6 million in Level 3 securities which consist of $8.3 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$11,009	$—	$11,009
Obligations of State and Political Subdivisions	—	227,987	8,296	236,283
Mortgage-backed Securities-Residential	—	467,966	—	467,966
Equity Securities	—	—	353	353
Total Securities	$—	$706,962	$8,649	$715,611

Loans Held-for-Sale	$—	$8,700	$—	$8,700

Derivative Assets	$—	$2,739	$—	$2,739

Derivative Liabilities	$—	$2,905	$—	$2,905

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$9,898	$—	$9,898
Obligations of State and Political Subdivisions	—	194,608	9,020	203,628
Mortgage-backed Securities-Residential	—	423,961	—	423,961
Equity Securities	—	—	353	353
Total Securities	$—	$628,467	$9,373	$637,840

Loans Held-for-Sale	$—	$10,762	$—	$10,762

Derivative Assets	$—	$1,201	$—	$1,201

Derivative Liabilities	$—	$1,232	$—	$1,232

There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2016 and December 31, 2015.

At March 31, 2016, the aggregate fair value of the Loans Held-for-Sale was $8,700, aggregate contractual principal balance was $8,498 with a difference of $202. At December 31, 2015, the aggregate fair value of the Loans Held-for-Sale was $10,762, aggregate contractual principal balance was $10,559 with a difference of $203.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

	Obligations of State and Political Subdivisions		Equity Securities
	2016	2015	2016	2015

Balance of Recurring Level 3 Assets at January 1	$9,020	$10,141	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	121	36	—	—
Maturities / Calls	(845)	(575)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at March 31	$8,296	$9,602	$353	$353

Of the total gain/loss included in earnings for the three months ended March 31, 2016, $121 was attributable to other changes in fair value. Of the total gain/loss included in earnings for the three months ended March 31, 2015, $36 , was attributable to other changes in fair value. The three months ended March 31, 2016 and 2015 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$12	$12
Commercial Real Estate Loans	—	—	1,102	1,102
Other Real Estate
Commercial Real Estate	—	—	—	—

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$15	$15
Commercial Real Estate Loans	—	—	960	960
Other Real Estate
Commercial Real Estate	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,282 with a valuation allowance of $1,168, resulting in a decrease to the provision for loan losses of $5 for the period ended March 31, 2016. For the three months ended March 31, 2015, impaired loans resulted in an additional provision for loan losses of $37. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,148 with a valuation allowance of $1,173, resulting in a decrease to the provision for loan losses of $286 for the year ended December 31, 2015.

There was no Other Real Estate carried at fair value less costs to sell at March 31, 2016. No charge to earnings was included in the three months ended March 31, 2016 and 2015. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2015. No charge to earnings was included in the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

March 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$12	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100%-82% (82%)
Impaired Loans - Commercial Real Estate Loans	$1,102	Sales comparison approach	Adjustment for physical condition of comparable properties sold	86%-30% (73%)

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$15	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100%-82% (82%)
Impaired Loans - Commercial Real Estate Loans	$960	Sales comparison approach	Adjustment for physical condition of comparable properties sold	86%-30% (75%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2016 and December 31, 2015. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$51,038	$34,734	$16,304	$—	$51,038
Securities Held-to-Maturity	N/A	N/A	N/A	N/A	N/A
Loans, Net	1,898,673	—	—	1,905,323	1,905,323
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	12,073	—	3,391	8,682	12,073
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,817,656)	(1,817,656)	—	—	(1,817,656)
Time Deposits	(422,958)	—	(422,360)	—	(422,360)
Short-term Borrowings	(148,254)	—	(148,254)	—	(148,254)
Long-term Debt	(130,444)	—	(120,674)	(10,601)	(131,275)
Accrued Interest Payable	(836)	—	(828)	(8)	(836)

		Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$52,009	$36,062	$15,947	$—	$52,009
Securities Held-to-Maturity	95	—	95	—	95
Loans, Net	1,548,934	—	—	1,551,497	1,551,497
FHLB Stock and Other Restricted Stock	8,571	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,803	—	2,722	6,081	8,803
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,520,340)	(1,520,340)	—	—	(1,520,340)
Time Deposits	(306,036)	—	(305,965)	—	(305,965)
Short-term Borrowings	(177,717)	—	(177,717)	—	(177,717)
Long-term Debt	(95,606)	—	(90,473)	(5,538)	(96,011)
Accrued Interest Payable	(676)	—	(668)	(8)	(676)

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
March 31, 2016
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

NOTE 11 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015, net of tax:

March 31, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2016	$3,890	$—	$(78)	$3,812
Other Comprehensive Income (Loss) Before Reclassification	4,029	—	—	4,029
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
Net Current Period Other Comprehensive Income (Loss)	4,029	—	—	4,029
Ending Balance at March 31, 2016	$7,919	$—	$(78)	$7,841

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gain (Loss) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2016	$—

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$463	Net Gain (Loss) on Securities
	(162)	Income Tax Expense
	301	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2015	$301

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 12 – Business Combination

Effective March 1, 2016, the Company acquired River Valley Bancorp ("River Valley") and its subsidiaries, including River Valley Financial Bank, pursuant to an Agreement and Plan of Reorganization dated October 26, 2015, as amended. The acquisition was accomplished by the merger of River Valley into German American Bancorp, Inc., immediately followed by the merger of River Valley Financial Bank into German American Bancorp, Inc.'s bank subsidiary, German American Bancorp. River Valley Financial Bank operated 14 banking offices in Southeast Indiana and 1 banking office in Northern Kentucky. River Valley's consolidated assets and equity (unaudited) as of February 29, 2016 totaled $516.3 million and $56.6 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value estimates included in these financial statements are based on preliminary valuations. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed during the year ending December 31, 2016.

In accordance with ASC 805, the Company has expensed approximately $3.9 million of direct acquisition costs and recorded $33.1 million of goodwill and $2.6 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $33.1 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the River Valley acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

March 31, 2016

Consideration
Cash for Options and Fractional Shares	$395
Cash Consideration	24,975
Equity Instruments	62,022

Fair Value of Total Consideration Transferred	$87,392

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$17,877
Federal Funds Sold and Other Short-term Investments	6,477
Interest-bearing Time Deposits with Banks	992
Securities	132,396
Loans	317,760
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	3,127
Premises, Furniture & Equipment	10,219
Other Real Estate	882
Intangible Assets	2,613
Company Owned Life Insurance	12,842
Accrued Interest Receivable and Other Assets	8,958
Deposits - Non Interest Bearing	(9,584)
Deposits - Interest Bearing	(395,862)
FHLB Advances and Other Borrowings	(49,910)
Accrued Interest Payable and Other Liabilities	(4,530)

Total Identifiable Net Assets	$54,257

Goodwill	$33,135

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Business Combination (continued)

Under the terms of the merger agreement, the Company issued approximately 1,942,000 shares of its common stock to the former shareholders of River Valley. Each River Valley common shareholder of record at the effective time of the merger became entitled to receive 0.770 shares of common stock of the Company for each of their former shares of River Valley common stock.

In connection with the closing of the merger, the Company paid to River Valley's shareholders of record at the close of business on February 29, 2016, cash consideration of $9.90 per River Valley share (an aggregate of $24,975 to shareholders) and the Company paid approximately $395 to persons who held options to purchase River Valley common stock (all of which rights were cancelled at the effective time of the merger and were not assumed by the Company).

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which are loans that have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $309.1 million and $405.1 million on the date of acquisition.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2015 after giving effect to certain adjustments. The unaudited pro forma information for the three months ended March 31, 2016 and March 31, 2015 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Three Months Ended 3/31/2016	Pro Forma Three Months Ended 3/31/2015

Net Interest Income	$23,676	$23,539
Non-interest Income	7,859	8,267
Total Revenue	31,535	31,806
Provision for Loan Losses Expense	850	250
Non-interest Expense	18,318	18,602
Income Before Income Taxes	12,367	12,954
Income Tax Expense	3,752	3,801
Net Income	8,615	9,153
Earnings Per Share and Diluted Earnings Per Share	$0.57	$0.60

The above pro forma financial information includes approximately $1,276 of net income and $4,695 of total revenue related to the operations of the River Valley during the first quarter of 2016. The above pro forma financial information related to 2016 excludes non-recurring merger costs that totaled $3,884 on a pre-tax basis. The above pro forma financial information excludes the River Valley provision for loan loss recognized during the first quarter of 2015. Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan loss recognized during the first quarter of 2015 was presumed to not be necessary.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued an update (ASU No. 2014-09 Revenue From Contracts With Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. In July 2015, the FASB approved the deferral of the amendments in this update for one year. The Company is currently evaluating the impact of this new accounting standard on the Company's consolidated results of operations and financial condition.

In January 2016, the FASB issued update ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. These amendments are effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this new accounting standard on the Company's consolidated financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new accounting standard on the Company's consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American Bancorp, Inc., through its banking subsidiary German American Bancorp, operates 52 banking offices in 19 contiguous southern Indiana counties and one northern Kentucky county. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2016 and December 31, 2015 and the consolidated results of operations for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

On March 1, 2016, the Company completed its acquisition of River Valley Bancorp ("River Valley") and its subsidiaries, including River Valley Financial Bank. This acquisition was consistent with the Company's strategy to build a regional presence in Southern Indiana. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region. The acquisition is discussed in more detail in Note 12 (Business Combination) of the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Net income for the quarter ended March 31, 2016 totaled $5,146,000, or $0.37 per share, as compared to net income of $7,306,000 or $0.55 per share, in the first quarter of 2015. The first quarter of 2016 results of operations included one month's operations of River Valley and were significantly impacted by merger related charges associated with the closing of the River Valley transaction which was effective March 1, 2016. These merger related charges totaled approximately $3,884,000, or $2,448,000 on an after-tax basis, which represented approximately $0.18 per share during the first quarter of 2016.

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

Commercial and agricultural loans are subject to a standardized grading process administered by an internal loan review function. The need for specific reserves is considered for credits identified as impaired when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or (d) other reasons where the ultimate collectability of the loan is in question, or the loan characteristics require special monitoring. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of March 31, 2016, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $13,909,000 and gross unrealized losses totaled approximately $1,660,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2016 totaled $5,146,000, or $0.37 per share as compared to net income of $7,306,000, or $0.55 per share, in the first quarter of 2015. The first quarter of 2016 results of operations included one month's operations of River Valley and were significantly impacted by merger related charges associated with the closing of the River Valley transaction which was effective March 1, 2016. These merger related charges totaled approximately $3,884,000, or $2,448,000 on an after-tax basis, which represented approximately $0.18 per share during the first quarter of 2016.

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

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis; dollars in thousands)
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$20,377	$17	0.34%	$16,508	$3	0.08%
Securities:
Taxable	479,428	2,277	1.90%	480,324	2,435	2.03%
Non-taxable	216,747	2,649	4.89%	155,525	1,944	5.00%
Total Loans and Leases(2)	1,694,643	18,755	4.45%	1,443,886	16,389	4.60%
TOTAL INTEREST EARNING ASSETS	2,411,195	23,698	3.95%	2,096,243	20,771	4.00%
Other Assets	159,798			145,920
Less: Allowance for Loan Losses	(14,562)			(15,056)
TOTAL ASSETS	$2,556,431			$2,227,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,143,434	$464	0.16%	$1,016,288	$311	0.12%
Time Deposits	400,353	691	0.69%	359,844	682	0.77%
FHLB Advances and Other Borrowings	243,030	741	1.23%	170,049	458	1.09%
TOTAL INTEREST-BEARING LIABILITIES	1,786,817	1,896	0.43%	1,546,181	1,451	0.38%
Demand Deposit Accounts	467,516			427,404
Other Liabilities	23,615			20,347
TOTAL LIABILITIES	2,277,948			1,993,932
Shareholders’ Equity	278,483			233,175
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,556,431			$2,227,107

COST OF FUNDS			0.32%			0.28%
NET INTEREST INCOME		$21,802			$19,320
NET INTEREST MARGIN			3.63%			3.72%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $2,235,000, or 12% (an increase of $2,482,000 or 13% on a tax-equivalent basis), for the quarter ended March 31, 2016 compared with the same quarter of 2015. The increased level of net interest income during the first quarter of 2016 compared with the first quarter of 2015 was driven by a higher level of earning assets and, in particular, growth of the loan portfolio for the Company, excluding River Valley, augmented by one month of River Valley's operations included in net interest income. In addition, the increased level of net interest income was attributable to a shift from the taxable securities portfolio to the non-taxable securities portfolio.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.63% for the first quarter of 2016 compared to 3.72% during the first quarter of 2015. The tax equivalent yield on earning assets totaled 3.95% during the quarter ended March 31, 2016 compared to 4.00% in the same period of 2015, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.32% during the quarter ended March 31, 2016 compared to 0.28% in the same period of 2015.

The decline in the net interest margin in the first quarter of 2016 compared with the first quarter of 2015 was largely attributable to the continued downward pressure on earning asset yields being driven by the low market interest rate environment and a competitive marketplace for lending opportunities and to an increase in the Company's cost of funds. The increase in the cost of funds was largely attributable to the increase in short-term market interest rates that occurred late in the fourth quarter of 2015. Accretion of loan discounts on acquired loans contributed approximately 6 basis points on an annualized basis to the net interest margin in the first quarter of 2016 and approximately 7 basis points in the first quarter of 2015.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2016, the Company recorded a provision for loan loss of $850,000 compared with a provision of $250,000 in the first quarter of 2015. The increased level of provision during the first quarter of 2016 was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss and was largely related to a single agricultural relationship that was down-graded during the first quarter of 2016 from a pass rated credit to a special mention credit.

The Company recorded net charge-offs of $128,000, or 3 basis points on an annualized basis of average loans outstanding, during the three months ended March 31, 2016, compared with net charge-offs of $10,000 during the same period of 2015. The provision for loan losses recorded during the quarter ended March 31, 2016 represented 20 basis points on an annualized basis of average loans outstanding compared with 7 basis points on an annualized basis of average loans outstanding during the first quarter of 2015.

The provision for loan losses made during the three months ended March 31, 2016 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2016, non-interest income totaled $7,217,000, an increase of $75,000, or 1%, compared with the first quarter of 2015.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Trust and Investment Product Fees	$1,021	$984	$37	4%
Service Charges on Deposit Accounts	1,233	1,137	96	8
Insurance Revenues	2,727	2,545	182	7
Company Owned Life Insurance	215	205	10	5
Interchange Fee Income	537	483	54	11
Other Operating Income	764	576	188	33
Subtotal	6,497	5,930	567	10
Net Gains on Sales of Loans	720	749	(29)	(4)
Net Gains on Securities	—	463	(463)	(100)
Total Non-interest Income	$7,217	$7,142	$75	1

Insurance revenues increased $182,000, or 7%, during the quarter ended March 31, 2016, compared with first quarter of 2015. The increase during the first quarter of 2016 compared with the first quarter of 2015 was due to increased contingency revenue. Contingency revenue during the first quarter of 2016 totaled $1,113,000 compared with $949,000 during the first quarter of 2015. The contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically the majority of contingency revenue is recognized during the first quarter of the year.

Other operating income increased $188,000, or 33%, during the quarter ended March 31, 2016 compared with the first quarter of 2015. The increase in the first quarter of 2016 compared with the first quarter of 2015 was largely attributable to the River Valley operations included for one month of the first quarter of 2016.

The Company realized no gains on sales of securities during the first quarter of 2016 compared with a net gain on the sale of securities of $463,000 in the first quarter of 2015.

Non-interest Expense:

During the quarter ended March 31, 2016, non-interest expense totaled $20,240,000, an increase of $5,407,000, or 36%, compared with the first quarter of 2015. During the first quarter of 2016, the Company recorded costs related to the River Valley merger transaction that totaled $3,884,000. The majority of the remainder of the increase in operating expenses during the first quarter of 2016 were related to the operating costs of River Valley for the month of March 2016.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Salaries and Employee Benefits	$11,601	$8,825	$2,776	31%
Occupancy, Furniture and Equipment Expense	1,887	1,705	182	11
FDIC Premiums	328	282	46	16
Data Processing Fees	2,165	837	1,328	159
Professional Fees	1,318	644	674	105
Advertising and Promotion	544	443	101	23
Intangible Amortization	208	245	(37)	(15)
Other Operating Expenses	2,189	1,852	337	18
Total Non-interest Expense	$20,240	$14,833	$5,407	36

Salaries and benefits increased $2,776,000, or 31%, in the first quarter of 2016 compared with first quarter of 2015. Included in the increase in the first quarter of 2016 was $1,934,000 of merger costs related to the settlement of various employment and benefit arrangements. The majority of the remainder of the increase was related to the personnel costs of River Valley for the month of March 2016.

Data processing fees increased $1,328,000, or 159%, in the first quarter of 2016 compared with the first quarter of 2015. Included in the increase in the first quarter of 2016 was $1,198,000 of merger costs related to the consolidation of various data processing and information systems.

Professional fees increased $674,000, or 105%, in the first quarter of 2016 compared with the first quarter of 2015. Included in the increase in the first quarter of 2016 was $599,000 of merger related costs.

Other operating expenses increased $337,000, or 18%, in the first quarter of 2016 compared with first quarter of 2015. Included in the increase in the first quarter of 2016 was $153,000 of merger related costs. The majority of the remainder of the increase was related to River Valley's operations for the month of March 2016.

Income Taxes:

The Company’s effective income tax rate was 25.5% and 31.1%, respectively, during the three months ended March 31, 2016 and 2015. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company increased to $2.867 billion at March 31, 2016, representing an increase of $493.0 million compared with December 31, 2015. This increase was largely attributable to the acquisition of River Valley and its banking subsidiary, River Valley Financial Bank, effective March 1, 2016. River Valley's total assets as of the effective date of the merger totaled approximately $516.3 million.

March 31, 2016 total loans increased $349.9 million compared with year-end 2015 and increased $467.9 million compared with March 31, 2015. As of March 31, 2016, outstanding loans from River Valley totaled $316.6 million which contributed significantly to the overall loan portfolio growth.

Total loans from the Company's existing branch network, excluding the acquired River Valley loans, grew by approximately $34.0 million, or 9% on an annualized basis, during the first quarter of 2016 compared with year-end 2015 total loans. Included in this first quarter of 2016 loan growth, excluding River Valley, was an increase of approximately $42.6 million, or 16% on annualized basis, of commercial real estate and commercial and industrial loans which was partially mitigated by a seasonal decline in agricultural loans of approximately $14.0 million, or 23% on annualized basis.

End of Period Loan Balances: (dollars in thousands)	March 31, 2016	December 31, 2015	Current Period Change
Commercial & Industrial Loans	$448,569	$418,154	$30,415
Commercial Real Estate Loans	812,565	618,788	193,777
Agricultural Loans	275,938	246,886	29,052
Home Equity & Consumer Loans	174,005	147,931	26,074
Residential Mortgage Loans	207,561	136,316	71,245
Total Loans	$1,918,638	$1,568,075	$350,563

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Commercial and Industrial Loans	$4,346	$4,242
Commercial Real Estate Loans	6,463	6,342
Agricultural Loans	2,529	2,115
Home Equity and Consumer Loans	582	613
Residential Mortgage Loans	531	414
Unallocated	710	712

Total Allowance for Loan Loss	$15,161	$14,438

The Company’s allowance for loan losses totaled $15.2 million at March 31, 2016 compared to $14.4 million at December 31, 2015 representing an increase of $723,000, or 5%. The allowance for loan losses represented 0.79% of period-end loans at March 31, 2016 compared with 0.92% of period-end loans at December 31, 2015. The decline in the allowance for loan loss as a percent of total loans was the result of the acquisition of River Valley. Excluding the loans acquired from River Valley, the allowance for loan loss represented 0.95% of the remaining loans at March 31, 2016. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $13.3 million as of March 31, 2016 and $3.0 million at December 31, 2015. The discount on acquired loans in the River Valley merger totaled $10.6 million, or approximately 3.2%, of total loans at the time of acquisition.

The following is an analysis of the Company’s non-performing assets at March 31, 2016 and December 31, 2015:

Non-performing Assets: (dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual Loans	$6,592	$3,143
Past Due Loans (90 days or more and still accruing)	168	143
Total Non-performing Loans	6,760	3,286
Other Real Estate	343	169
Total Non-performing Assets	$7,103	$3,455

Restructured Loans	$122	$2,203

Non-performing Loans to Total Loans	0.43%	0.21%
Allowance for Loan Loss to Non-performing Loans	224.26%	439.38%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Commercial and Industrial Loans and Leases	$189	$134	$—	$96
Commercial Real Estate Loans	3,369	2,047	58	47
Agricultural Loans	808	—	—	—
Home Equity Loans	135	204	19	—
Consumer Loans	173	90	—	—
Residential Mortgage Loans	1,918	668	91	—
Total	$6,592	$3,143	$168	$143

Non-performing assets totaled $7.1 million, or 0.25% of total assets at March 31, 2016 compared to $3.5 million, or 0.15% of total assets at December 31, 2015.  Non-performing loans totaled $6.8 million, or 0.43% of total loans at March 31, 2016 compared to $3.3 million, or 0.21% of total loans at December 31, 2015.  The increase in non-performing assets and non-performing loans during the first quarter of 2016 was primarily attributable to the merger transaction with River Valley which included $3.5 million of non-accrual loans and $168 of loans greater than 90 days past due and still accruing at March 31, 2016.

At March 31, 2016, there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.6 million commercial real estate loan secured by a commercial warehouse facility.  This loan was in non-performing status as of year-end 2015. The borrower has made all contractual payments due during 2016 and the principal balance of this relationship was reduced by $26,000 during the first three months of 2016.

Loan impairment is reported when repayment under the terms of the loan is not expected.  If a loan is impaired, a portion of the allowance is specifically allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Total deposits increased $414.2 million as of March 31, 2016 compared with December 31, 2015 total deposits. The increase during the first quarter of 2016 was largely attributable to the acquisition of River Valley which had total deposits as of March 31, 2016 of approximately $416.1 million.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2016	December 31, 2015	Current Period Change
Non-interest-bearing Demand Deposits	$507,567	$465,357	$42,210
Interest-bearing Demand, Savings, & Money Market Accounts	1,310,089	1,054,983	255,106
Time Deposits < $100,000	244,718	186,859	57,859
Time Deposits of $100,000 or more	178,240	119,177	59,063
Total Deposits	$2,240,614	$1,826,376	$414,238

Capital Resources:

As of March 31, 2016, shareholders’ equity increased by $69.3 million to $321.6 million compared with $252.3 million at year-end 2015. The increase in shareholders' equity was largely attributable to the issuance of the Company's common shares in the acquisition of River Valley. Approximately 1,942,000 shares were issued to River Valley shareholders resulting in an increase to shareholders' equity of $62.2 million. The increase in shareholders' equity was also attributable to an increase of $2.8 million in retained earnings. Shareholders’ equity represented 11.2% of total assets at March 31, 2016 and 10.6% of total assets at December 31, 2015. Shareholders’ equity included $57.4 million of goodwill and other intangible assets at March 31, 2016 compared to $21.8 million of goodwill and other intangible assets at December 31, 2015. The increase in goodwill and other intangible assets was attributable to the acquisition of River Valley.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For March 31, 2016, the capital conservation buffer is 0.625%. At March 31, 2016, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The tables below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2016 Ratio	12/31/2015 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Common Equity Tier 1 Capital Ratio
Consolidated	11.89%	12.63%	4.50%	N/A
Bank	11.41%	11.28%	4.50%	6.50%
Tier 1 Capital Ratio
Consolidated	12.38%	12.92%	6.00%	N/A
Bank	11.41%	11.28%	6.00%	8.00%
Total Capital Ratio
Consolidated	13.07%	13.71%	8.00%	N/A
Bank	12.11%	12.08%	8.00%	10.00%
Tier 1 Leverage Ratio
Consolidated	10.83%	10.15%	4.00%	N/A
Bank	9.95%	8.87%	4.00%	5.00%

Under the the final rules provided for by Basel III, accumulated other comprehensive income ("AOCI") was to be included in a banking organization's Common Equity Tier 1 capital. The final rules allowed community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was to be made in the first regulatory filings (call report and FRY-9) that were made after the banking organizations became subject to the final rules. The Company elected to opt-out and continue the existing treatment of AOCI for regulatory capital purposes.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $3.0 million during the three months ended March 31, 2016 ending at $49.0 million.  During the three months ended March 31, 2016, operating activities resulted in net cash inflows of $11.2 million. Investing activities resulted in net cash inflows of $23.9 million during the three months ended March 31, 2016.  Financing activities resulted in net cash outflows for the three months March 31, 2016 of $38.1 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2016, the parent company had approximately $9.4 million of cash and cash equivalents available to meet its cash flow needs.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; its adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; tax estimates and recognition; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “expect,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2015, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2016 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$90,553	(4.69)%
+1%	92,815	(2.31)%
Base	95,010	—
-1%	92,576	(2.56)%
-2%	91,230	(3.98)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2016 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2016 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$326,793	(7.16)%	12.16%	(31) b.p.
+1%	341,619	(2.95)%	12.40%	(7) b.p.
Base	352,014	—	12.47%	—
-1%	307,430	(12.67)%	10.74%	(173) b.p.
-2%	257,489	(26.85)%	8.95%	(352) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2016	—	—	—	272,789
February 2016	—	—	—	272,789
March 2016	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through March 31, 2016 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2016.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: May 10, 2016	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization among German American Bancorp, Inc., River Valley Bancorp, German American Bancorp and River Valley Financial Bank, dated October 26, 2015. The copy of this exhibit filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed October 26, 2015 (SEC File No. 001-15877) is incorporated herein by reference.

3.1	Restatement of the Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on 8-K filed July 1, 2011 (SEC File No. 001-15877).
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

4.2
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed July 1, 2011 (SEC File No. 001-15877).

4.3
Specimen stock certificate for Common Shares of the Registrant is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 21, 2010 (SEC File No. 001-15877).

4.4**	Description of Assumed Junior Deferrable Interest Subordinated Debentures of River Valley Bancorp and Agreement to Furnish Copies of Related Instruments and Documents.
10.1*
Description of Executive Management Incentive Plan for 2016 adopted by the Board of Directors on February 29, 2015, is incorporated by reference from the description included in Exhibit 5.02 of the Registrant's Current Report on Form 8-K filed March 4, 2016.

10.2*
Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during March 2016 pursuant to the Management Long-Term Incentive Plan component of the 2015 Executive Management Incentive Plan with respect to the performance period ended December 31, 2015, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed March 17, 2016 (SEC File No. 001-15877).

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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

**Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits) are indicated by a double asterisk.

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