Form 10-Q
period 2016-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2016-08-05
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Shares, no par value	15,257,849

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and Due from Banks	$36,027	$36,062
Federal Funds Sold and Other Short-term Investments	18,113	15,947
Cash and Cash Equivalents	54,140	52,009

Interest-bearing Time Deposits with Banks	1,744	—
Securities Available-for-Sale, at Fair Value	719,916	637,840
Securities Held-to-Maturity, at Cost (Fair value of $0 and $95 on June 30, 2016 and December 31, 2015, respectively)	—	95

Loans Held-for-Sale, at Fair Value	5,135	10,762

Loans	1,964,282	1,568,075
Less: Unearned Income	(3,727)	(3,728)
Allowance for Loan Losses	(15,304)	(14,438)
Loans, Net	1,945,251	1,549,909

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	8,571
Premises, Furniture and Equipment, Net	47,669	37,817
Other Real Estate	416	169
Goodwill	53,671	20,536
Intangible Assets	3,377	1,283
Company Owned Life Insurance	46,076	32,732
Accrued Interest Receivable and Other Assets	25,368	21,978
TOTAL ASSETS	$2,915,811	$2,373,701

LIABILITIES
Non-interest-bearing Demand Deposits	$506,498	$465,357
Interest-bearing Demand, Savings, and Money Market Accounts	1,380,038	1,054,983
Time Deposits	390,836	306,036
Total Deposits	2,277,372	1,826,376

FHLB Advances and Other Borrowings	278,214	273,323
Accrued Interest Payable and Other Liabilities	27,870	21,654
TOTAL LIABILITIES	2,583,456	2,121,353

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	15,258	13,279
Additional Paid-in Capital	170,993	110,145
Retained Earnings	134,909	125,112
Accumulated Other Comprehensive Income	11,195	3,812
TOTAL SHAREHOLDERS’ EQUITY	332,355	252,348
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,915,811	$2,373,701
End of period shares issued and outstanding	15,257,669	13,278,824

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2016	2015
INTEREST INCOME
Interest and Fees on Loans	$22,670	$16,537
Interest on Federal Funds Sold and Other Short-term Investments	20	4
Interest and Dividends on Securities:
Taxable	2,287	2,219
Non-taxable	1,873	1,418
TOTAL INTEREST INCOME	26,850	20,178

INTEREST EXPENSE
Interest on Deposits	1,326	1,022
Interest on FHLB Advances and Other Borrowings	853	450
TOTAL INTEREST EXPENSE	2,179	1,472

NET INTEREST INCOME	24,671	18,706
Provision for Loan Losses	350	250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,321	18,456

NON-INTEREST INCOME
Trust and Investment Product Fees	1,223	939
Service Charges on Deposit Accounts	1,534	1,220
Insurance Revenues	1,605	1,515
Company Owned Life Insurance	247	207
Interchange Fee Income	599	563
Other Operating Income	996	631
Net Gains on Sales of Loans	883	784
Net Gains on Securities	968	262
TOTAL NON-INTEREST INCOME	8,055	6,121

NON-INTEREST EXPENSE
Salaries and Employee Benefits	10,184	8,259
Occupancy Expense	1,614	1,201
Furniture and Equipment Expense	604	482
FDIC Premiums	339	284
Data Processing Fees	1,181	870
Professional Fees	780	642
Advertising and Promotion	629	484
Intangible Amortization	312	202
Other Operating Expenses	2,696	1,891
TOTAL NON-INTEREST EXPENSE	18,339	14,315

Income before Income Taxes	14,037	10,262
Income Tax Expense	4,249	2,937
NET INCOME	$9,788	$7,325

Basic Earnings per Share	$0.64	$0.55
Diluted Earnings per Share	$0.64	$0.55

Dividends per Share	$0.18	$0.17

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2016	2015
INTEREST INCOME
Interest and Fees on Loans	$41,334	$32,836
Interest on Federal Funds Sold and Other Short-term Investments	37	7
Interest and Dividends on Securities:
Taxable	4,564	4,654
Non-taxable	3,595	2,681
TOTAL INTEREST INCOME	49,530	40,178

INTEREST EXPENSE
Interest on Deposits	2,481	2,015
Interest on FHLB Advances and Other Borrowings	1,594	908
TOTAL INTEREST EXPENSE	4,075	2,923

NET INTEREST INCOME	45,455	37,255
Provision for Loan Losses	1,200	500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	44,255	36,755

NON-INTEREST INCOME
Trust and Investment Product Fees	2,244	1,923
Service Charges on Deposit Accounts	2,767	2,357
Insurance Revenues	4,332	4,060
Company Owned Life Insurance	462	412
Interchange Fee Income	1,136	1,046
Other Operating Income	1,760	1,207
Net Gains on Sales of Loans	1,603	1,533
Net Gains on Securities	968	725
TOTAL NON-INTEREST INCOME	15,272	13,263

NON-INTEREST EXPENSE
Salaries and Employee Benefits	21,785	17,084
Occupancy Expense	2,993	2,427
Furniture and Equipment Expense	1,112	961
FDIC Premiums	667	566
Data Processing Fees	3,346	1,707
Professional Fees	2,098	1,286
Advertising and Promotion	1,173	927
Intangible Amortization	520	447
Other Operating Expenses	4,885	3,743
TOTAL NON-INTEREST EXPENSE	38,579	29,148

Income before Income Taxes	20,948	20,870
Income Tax Expense	6,014	6,239
NET INCOME	$14,934	$14,631

Basic Earnings per Share	$1.02	$1.11
Diluted Earnings per Share	$1.02	$1.10

Dividends per Share	$0.36	$0.34

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2016	2015

NET INCOME	$9,788	$7,325

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	6,134	(8,955)
Reclassification Adjustment for Losses (Gains) Included in Net Income	(968)	(262)
Tax Effect	(1,812)	3,253
Net of Tax	3,354	(5,964)

Total Other Comprehensive Income (Loss)	3,354	(5,964)

COMPREHENSIVE INCOME	$13,142	$1,361

	Six Months Ended June 30,
	2016	2015

NET INCOME	$14,934	$14,631

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	12,343	(3,087)
Reclassification Adjustment for Losses (Gains) Included in Net Income	(968)	(725)
Tax Effect	(3,992)	1,345
Net of Tax	7,383	(2,467)

Total Other Comprehensive Income (Loss)	7,383	(2,467)

COMPREHENSIVE INCOME	$22,317	$12,164

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,934	$14,631
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,884	1,225
Depreciation and Amortization	2,227	2,207
Loans Originated for Sale	(53,059)	(76,344)
Proceeds from Sales of Loans Held-for-Sale	60,430	73,482
Provision for Loan Losses	1,200	500
Gain on Sale of Loans, net	(1,603)	(1,533)
Gain on Securities, net	(968)	(725)
Loss on Sales of Other Real Estate and Repossessed Assets	1	37
Loss on Disposition and Donation of Premises and Equipment	5	29
Increase in Cash Surrender Value of Company Owned Life Insurance	(502)	(424)
Equity Based Compensation	528	509
Change in Assets and Liabilities:
Interest Receivable and Other Assets	5,736	3,472
Interest Payable and Other Liabilities	(2,307)	(1,306)
Net Cash from Operating Activities	28,506	15,760

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Other Short-term Investments	(1,000)	—
Proceeds from Maturity of Other Short-term Investments	248	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	46,809	50,842
Proceeds from Sales of Securities Available-for-Sale	105,339	18,999
Purchase of Securities Available-for-Sale	(91,368)	(61,954)
Proceeds from Maturities of Securities Held-to-Maturity	95	89
Purchase of Federal Home Loan Bank Stock	(1,350)	(1,082)
Purchase of Loans	(4,488)	(1,852)
Loans Made to Customers, net of Payments Received	(74,838)	(23,781)
Proceeds from Sales of Other Real Estate	869	800
Property and Equipment Expenditures	(1,504)	(499)
Acquisition of River Valley Bancorp	(793)	—
Net Cash from Investing Activities	(21,981)	(18,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	45,673	(16,988)
Change in Short-term Borrowings	(24,888)	29,021
Advances in Long-term Debt	—	25,000
Repayments of Long-term Debt	(20,096)	(20,087)
Issuance of Common Stock	54	52
Dividends Paid	(5,137)	(4,499)
Net Cash from Financing Activities	(4,394)	12,499

Net Change in Cash and Cash Equivalents	2,131	9,821
Cash and Cash Equivalents at Beginning of Year	52,009	42,446
Cash and Cash Equivalents at End of Period	$54,140	$52,267

Cash Paid During the Year for
Interest	$3,901	$2,996
Income Taxes	5,133	2,976

Supplemental Non Cash Disclosures (See Note 12 for Business Combination)
Loans Transferred to Other Real Estate	$10	$798
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2016	2015
Basic Earnings per Share:
Net Income	$9,788	$7,325
Weighted Average Shares Outstanding	15,256,019	13,256,026
Basic Earnings per Share	$0.64	$0.55

Diluted Earnings per Share:
Net Income	$9,788	$7,325

Weighted Average Shares Outstanding	15,256,019	13,256,026
Potentially Dilutive Shares, Net	1,200	7,578
Diluted Weighted Average Shares Outstanding	15,257,219	13,263,604
Diluted Earnings per Share	$0.64	$0.55

For the three months ended June 30, 2016 and 2015, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2016	2015
Basic Earnings per Share:
Net Income	$14,934	$14,631
Weighted Average Shares Outstanding	14,590,437	13,238,836
Basic Earnings per Share	$1.02	$1.11

Diluted Earnings per Share:
Net Income	$14,934	$14,631

Weighted Average Shares Outstanding	14,590,437	13,238,836
Potentially Dilutive Shares, Net	2,639	7,523
Diluted Weighted Average Shares Outstanding	14,593,076	13,246,359
Diluted Earnings per Share	$1.02	$1.10

For the six months ended June 30, 2016 and 2015, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2016 and December 31, 2015, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2016
U.S. Treasury and Agency Securities	$10,000	$54	$—	$10,054
Obligations of State and Political Subdivisions	231,306	12,908	(6)	244,208
Mortgage-backed Securities - Residential	460,841	5,221	(761)	465,301
Equity Securities	353	—	—	353
Total	$702,500	$18,183	$(767)	$719,916

December 31, 2015
U.S. Treasury and Agency Securities	$10,000	$—	$(102)	$9,898
Obligations of State and Political Subdivisions	195,360	8,286	(18)	203,628
Mortgage-backed Securities - Residential	426,087	2,114	(4,240)	423,961
Equity Securities	353	—	—	353
Total	$631,800	$10,400	$(4,360)	$637,840

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at June 30, 2016 and December 31, 2015, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

June 30, 2016
Obligations of State and Political Subdivisions	$—	$—	$—	$—

December 31, 2015
Obligations of State and Political Subdivisions	$95	$—	$—	$95

The amortized cost and fair value of securities at June 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,819	$3,856
Due after one year through five years	24,833	25,488
Due after five years through ten years	72,505	76,992
Due after ten years	140,149	147,926
Mortgage-backed Securities - Residential	460,841	465,301
Equity Securities	353	353
Total	$702,500	$719,916

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015

Proceeds from Sales	$42,364	$9,191
Gross Gains on Sales	968	262
Income Taxes on Gross Gains	339	92

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

Proceeds from Sales	$105,339	$18,999
Gross Gains on Sales	968	725
Income Taxes on Gross Gains	339	254

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $208,248 and $154,628 as of June 30, 2016 and December 31, 2015, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2016 and December 31, 2015, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	1,920	(6)	—	—	1,920	(6)
Mortgage-backed Securities - Residential	29,658	(50)	61,284	(711)	90,942	(761)
Equity Securities	—	—	—	—	—	—
Total	$31,578	$(56)	$61,284	$(711)	$92,862	$(767)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$9,898	$(102)	$9,898	$(102)
Obligations of State and Political Subdivisions	1,891	(15)	356	(3)	2,247	(18)
Mortgage-backed Securities - Residential	150,427	(1,173)	129,040	(3,067)	279,467	(4,240)
Equity Securities	—	—	—	—	—	—
Total	$152,318	$(1,188)	$139,294	$(3,172)	$291,612	$(4,360)

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
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $50.7 million at June 30, 2016 and $36.8 million at December 31, 2015. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$50,677	$3,767	$36,781	$1,201

Included in Other Liabilities:
Interest Rate Swaps	$50,677	$4,050	$36,781	$1,232

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Rate Swaps:
Included in Other Operating Income	$104	$107	$158	$165

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans

Loans were comprised of the following classifications at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Commercial:
Commercial and Industrial Loans and Leases	$463,501	$418,154
Commercial Real Estate Loans	840,215	618,788
Agricultural Loans	285,353	246,886
Retail:
Home Equity Loans	124,284	97,902
Consumer Loans	58,326	50,029
Residential Mortgage Loans	192,603	136,316
Subtotal	1,964,282	1,568,075
Less: Unearned Income	(3,727)	(3,728)
Allowance for Loan Losses	(15,304)	(14,438)
Loans, Net	$1,945,251	$1,549,909

As further described in Note 12, during 2016 the Company acquired loans with a fair value of $317,760 as a part of a business combination. This was made up of loans with an acquired balance of $328,431, net of $10,671 of fair value discounts at date of acquisition. At June 30, 2016, the remaining carrying amount of such loans total $292,678, which is included in the June 30, 2016 table above. This amount is made up of loans with a remaining balance of $301,826 net of remaining fair value discounts of $9,148.

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended June 30, 2016 and 2015:

June 30, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,346	$6,463	$2,529	$352	$230	$531	$710	$15,161
Provision for Loan Losses	(180)	68	175	9	66	196	16	350
Recoveries	24	2	—	—	43	4	—	73
Loans Charged-off	—	—	—	(11)	(97)	(172)	—	(280)
Ending Balance	$4,190	$6,533	$2,704	$350	$242	$559	$726	$15,304

June 30, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,747	$7,229	$1,142	$318	$389	$673	$671	$15,169
Provision for Loan Losses	(114)	54	81	57	5	128	39	250
Recoveries	26	43	—	6	54	9	—	138
Loans Charged-off	—	(11)	—	(31)	(66)	(191)	—	(299)
Ending Balance	$4,659	$7,315	$1,223	$350	$382	$619	$710	$15,258

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2016 and 2015:

June 30, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438
Provision for Loan Losses	(75)	188	589	40	93	351	14	1,200
Recoveries	28	3	—	1	88	9	—	129
Loans Charged-off	(5)	—	—	(74)	(169)	(215)	—	(463)
Ending Balance	$4,190	$6,533	$2,704	$350	$242	$559	$726	$15,304

June 30, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	(13)	2	100	129	40	216	26	500
Recoveries	67	51	—	6	154	11	—	289
Loans Charged-off	(22)	(11)	—	(31)	(166)	(230)	—	(460)
Ending Balance	$4,659	$7,315	$1,223	$350	$382	$619	$710	$15,258

In determining the adequacy of the allowance for loan loss, general allocations are made for pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios, judgmentally adjusted for current economic factors and portfolio trends.  When comparing to June 30, 2015, the overall allowance for loan and lease losses was increased in the agricultural sector as a result of qualitative considerations for current economic conditions and trends.

Loan impairment is reported when full repayment under the terms of the loan is not expected. This methodology is used for all loans, including loans acquired with deteriorated credit quality if such loans perform worse than what was expected at the time of acquisition. For purchased loans, the assessment is made at the time of acquisition as well as over the life of loan. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2016 and December 31, 2015:

June 30, 2016	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,165	$76	$1,089	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,139	4,114	5,444	2,704	350	242	559	726
Acquired with Deteriorated Credit Quality	—	—	—	—	—	—	—	—
Total Ending Allowance Balance	$15,304	$4,190	$6,533	$2,704	$350	$242	$559	$726

Loans:
Loans Individually Evaluated for Impairment	$3,718	$246	$3,158	$314	$—	$—	$—	n/a(2)
Loans Collectively Evaluated for Impairment	1,954,509	463,103	829,946	287,335	124,711	58,453	190,961	n/a(2)
Loans Acquired with Deteriorated Credit Quality	13,275	1,379	9,000	699	—	53	2,144	n/a(2)
Total Ending Loans Balance(1)	$1,971,502	$464,728	$842,104	$288,348	$124,711	$58,506	$193,105	n/a(2)

(1)Total recorded investment in loans includes $7,220 in accrued interest.
(2)n/a = not applicable

December 31, 2015	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,202	$106	$1,096	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,236	4,136	5,246	2,115	383	230	414	712
Acquired with Deteriorated Credit Quality	—	—	—	—	—	—	—	—
Total Ending Allowance Balance	$14,438	$4,242	$6,342	$2,115	$383	$230	$414	$712

Loans:
Loans Individually Evaluated for Impairment	$4,435	$1,578	$2,845	$12	$—	$—	$—	n/a(2)
Loans Collectively Evaluated for Impairment	1,562,037	416,273	611,955	249,687	98,167	50,169	135,786	n/a(2)
Loans Acquired with Deteriorated Credit Quality	7,555	1,325	5,363	—	—	—	867	n/a(2)
Total Ending Loans Balance(1)	$1,574,027	$419,176	$620,163	$249,699	$98,167	$50,169	$136,653	n/a(2)

(1)Total recorded investment in loans includes $5,952 in accrued interest.
(2)n/a = not applicable

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015:

June 30, 2016	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$241	$168	$—
Commercial Real Estate Loans	4,278	2,808	—
Agricultural Loans	965	813	—
Subtotal	5,484	3,789	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	86	86	76
Commercial Real Estate Loans	2,312	2,185	1,089
Agricultural Loans	—	—	—
Subtotal	2,398	2,271	1,165
Total	$7,882	$6,060	$1,165

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$3,890	$2,342	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs.

December 31, 2015	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$161	$161	$—
Commercial Real Estate Loans	1,292	768	—
Agricultural Loans	12	12	—
Subtotal	1,465	941	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,403	1,417	106
Commercial Real Estate Loans	2,207	2,077	1,096
Agricultural Loans	—	—	—
Subtotal	3,610	3,494	1,202
Total	$5,075	$4,435	$1,202

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$528	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the three month periods ended June 30, 2016 and 2015:

June 30, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$279	$3	$1
Commercial Real Estate Loans	4,943	6	1
Agricultural Loans	1,057	—	—
Subtotal	6,279	9	2
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	86	—	—
Commercial Real Estate Loans	2,180	1	—
Agricultural Loans	—	—	—
Subtotal	2,266	1	—
Total	$8,545	$10	$2

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$3,739	$4	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

June 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$724	$9	$9
Commercial Real Estate Loans	1,191	66	66
Agricultural Loans	12	—	—
Subtotal	1,927	75	75
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,554	23	23
Commercial Real Estate Loans	3,181	3	2
Agricultural Loans	—	—	—
Subtotal	4,735	26	25
Total	$6,662	$101	$100

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$45	$62	$62
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$286	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the six month periods ended June 30, 2016 and 2015:

June 30, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$572	$25	$12
Commercial Real Estate Loans	4,067	24	4
Agricultural Loans	1,030	2	1
Subtotal	5,669	51	17
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	107	—	—
Commercial Real Estate Loans	2,199	2	—
Agricultural Loans	—	—	—
Subtotal	2,306	2	—
Total	$7,975	$53	$17

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$3,511	$12	$2
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

June 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$524	$12	$12
Commercial Real Estate Loans	1,338	77	77
Agricultural Loans	6	—	—
Subtotal	1,868	89	89
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,744	46	46
Commercial Real Estate Loans	3,107	7	5
Agricultural Loans	—	—	—
Subtotal	4,851	53	51
Total	$6,719	$142	$140

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$124	$62	$62
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$292	$—	$—

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

are reasonably assured. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of June 30, 2016 and December 31, 2015:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Commercial and Industrial Loans and Leases	$183	$134	$25	$98
Commercial Real Estate Loans	5,088	2,047	174	48
Agricultural Loans	802	—	903	—
Home Equity Loans	160	204	—	—
Consumer Loans	338	90	—	—
Residential Mortgage Loans	1,723	668	—	—
Total	$8,294	$3,143	$1,102	$146
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$2,833	$68	$29	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2016 and December 31, 2015:

June 30, 2016	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$464,728	$235	$634	$55	$924	$463,804
Commercial Real Estate Loans	842,104	2,097	595	1,044	3,736	838,368
Agricultural Loans	288,348	192	136	1,523	1,851	286,497
Home Equity Loans	124,711	223	29	140	392	124,319
Consumer Loans	58,506	347	4	183	534	57,972
Residential Mortgage Loans	193,105	4,360	1,738	965	7,063	186,042
Total(1)	$1,971,502	$7,454	$3,136	$3,910	$14,500	$1,957,002
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$13,275	$264	$529	$1,338	$2,131	$11,144
Net Carrying Value of Loans Acquired in Current Year (Included in the Total Above)	$293,812	$3,824	$2,046	$3,192	$9,062	$284,750

(1)Total recorded investment in loans includes $7,220 in accrued interest.

December 31, 2015	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$419,176	$82	$117	$124	$323	$418,853
Commercial Real Estate Loans	620,163	136	163	104	403	619,760
Agricultural Loans	249,699	—	—	—	—	249,699
Home Equity Loans	98,167	225	8	204	437	97,730
Consumer Loans	50,169	101	40	90	231	49,938
Residential Mortgage Loans	136,653	2,615	154	668	3,437	133,216
Total(1)	$1,574,027	$3,159	$482	$1,190	$4,831	$1,569,196
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,555	$—	$—	$—	$—	$7,555

(1)Total recorded investment in loans includes $5,952 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

During the three and six months ended June 30, 2016 and 2015, there were no loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of June 30, 2016 and December 31, 2015:

June 30, 2016	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$73	$73	$—
Commercial Real Estate Loans	1,640	24	1,616
Total	$1,713	$97	$1,616

December 31, 2015	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,446	$1,445	$1
Commercial Real Estate Loans	2,455	795	1,660
Total	$3,901	$2,240	$1,661

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of June 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending June 30, 2016 and 2015:

June 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending June 30, 2016.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2016 and 2015:

June 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the six months ending June 30, 2016.

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

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending June 30, 2016 and 2015:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2016
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the three months ending June 30, 2016.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2016 and 2015:

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment
June 30, 2016
Commercial and Industrial Loans and Leases	—	$—
Commercial Real Estate Loans	—	—
Total	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no change to the allowance for loan losses and no charge-offs during the six months ending June 30, 2016.

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
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$442,420	$13,293	$9,015	$—	$464,728
Commercial Real Estate Loans	793,605	35,731	12,768	—	842,104
Agricultural Loans	269,447	16,307	2,594	—	288,348
Total	$1,505,472	$65,331	$24,377	$—	$1,595,180
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,659	$3,251	$6,168	$—	$11,078
Net Carrying Value of Loans Acquired in Current Year (Included in the Total Above)	$196,478	$17,379	$5,747	$—	$219,604

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$393,270	$13,675	$12,231	$—	$419,176
Commercial Real Estate Loans	586,247	25,341	8,575	—	620,163
Agricultural Loans	242,728	5,177	1,794	—	249,699
Total	$1,222,245	$44,193	$22,600	$—	$1,289,038
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,572	$3,319	$1,797	$—	$6,688

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of June 30, 2016 and December 31, 2015:

June 30, 2016	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$124,551	$58,168	$191,382
Nonperforming	160	338	1,723
Total	$124,711	$58,506	$193,105
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$2,144

December 31, 2015	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$97,963	$50,079	$135,985
Nonperforming	204	90	668
Total	$98,167	$50,169	$136,653
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$867

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	June 30, 2016	December 31, 2015

Commercial and Industrial Loans	$1,379	$1,325
Commercial Real Estate Loans	9,000	5,363
Agricultural Loans	699	—
Home Equity Loans	—	—
Consumer Loans	53	—
Residential Mortgage Loans	2,144	867
Total	$13,275	$7,555

Carrying Amount, Net of Allowance	$13,275	$7,555

Accretable yield, or income expected to be collected, is as follows:

	2016	2015

Balance at April 1	$2,613	$1,626
New Loans Purchased	—	—
Accretion of Income	(725)	(23)
Reclassifications from Non-accretable Difference	—	104
Charge-off of Accretable Yield	—	(27)
Balance at June 30	$1,888	$1,680

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended June 30, 2016 and 2015. No allowance for loan losses were reversed during the three months ended June 30, 2016. Allowances for loan losses were reversed by $44 during the three months ended June 30, 2015.

	2016	2015

Balance at January 1	$1,279	$1,685
New Loans Purchased	1,395	—
Accretion of Income	(786)	(82)
Reclassifications from Non-accretable Difference	—	104
Charge-off of Accretable Yield	—	(27)
Balance at June 30	$1,888	$1,680

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the six months ended June 30, 2016 and 2015. No allowances for loan losses were reversed during the six months ended June 30, 2016. Allowances for losses were reversed by $44 during the six months ended June 30, 2015.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the six months ended June 30, 2016 are included in the table below. There were no such loans purchased during the year ended December 31, 2015.

Commercial and Industrial Loans	$220
Commercial Real Estate Loans	10,612
Agricultural Loans	896
Home Equity Loans	—
Consumer Loans	87
Residential Mortgage Loans	2,279
Total	$14,094

Cash Flows Expected to be Collected at Acquisition	$11,051
Fair Value of Acquired Loans at Acquisition	$8,807
The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $376 as of June 30, 2016 and $169 as of December 31, 2015.

NOTE 6 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $38,709 and $18,417 as of June 30, 2016 and December 31, 2015, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 52 banking offices at June 30, 2016. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2016
Net Interest Income	$24,873	$1	$1	$(204)	$24,671
Net Gains on Sales of Loans	883	—	—	—	883
Net Gains on Securities	968	—	—	—	968
Trust and Investment Product Fees	2	1,221	—	—	1,223
Insurance Revenues	4	5	1,596	—	1,605
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	1,089	1	25	64	1,179
Income Tax Expense (Benefit)	4,419	50	58	(278)	4,249
Segment Profit (Loss)	9,800	76	87	(175)	9,788
Segment Assets at June 30, 2016	2,909,441	1,808	7,864	(3,302)	2,915,811

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2015
Net Interest Income	$18,800	$4	$1	$(99)	$18,706
Net Gains on Sales of Loans	784	—	—	—	784
Net Gains on Securities	235	—	—	27	262
Trust and Investment Product Fees	1	938	—	—	939
Insurance Revenues	1	1	1,513	—	1,515
Noncash Items:
Provision for Loan Losses	250	—	—	—	250
Depreciation and Amortization	1,016	5	27	38	1,086
Income Tax Expense (Benefit)	3,075	(11)	72	(199)	2,937
Segment Profit (Loss)	7,268	(24)	105	(24)	7,325
Segment Assets at December 31, 2015	2,367,296	1,338	7,022	(1,955)	2,373,701

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2016
Net Interest Income	$45,771	$—	$3	$(319)	$45,455
Net Gains on Sales of Loans	1,603	—	—	—	1,603
Net Gains on Securities	968	—	—	—	968
Trust and Investment Product Fees	3	2,241	—	—	2,244
Insurance Revenues	8	13	4,311	—	4,332
Noncash Items:
Provision for Loan Losses	1,200	—	—	—	1,200
Depreciation and Amortization	2,064	2	51	110	2,227
Income Tax Expense (Benefit)	6,100	64	568	(718)	6,014
Segment Profit (Loss)	14,881	83	877	(907)	14,934
Segment Assets at June 30, 2016	2,909,441	1,808	7,864	(3,302)	2,915,811

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2015
Net Interest Income	$37,441	$8	$2	$(196)	$37,255
Net Gains on Sales of Loans	1,533	—	—	—	1,533
Net Gains on Securities	698	—	—	27	725
Trust and Investment Product Fees	2	1,921	—	—	1,923
Insurance Revenues	11	18	4,031	—	4,060
Noncash Items:
Provision for Loan Losses	500	—	—	—	500
Depreciation and Amortization	2,068	10	54	75	2,207
Income Tax Expense (Benefit)	6,138	(12)	492	(379)	6,239
Segment Profit (Loss)	13,948	(33)	734	(18)	14,631
Segment Assets at December 31, 2015	2,367,296	1,338	7,022	(1,955)	2,373,701

NOTE 8 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of June 30, 2016, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three and six months ended June 30, 2016 and 2015.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 9 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2016, the Company has reserved 314,393 shares of common stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended June 30, 2016 and 2015, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2016 and 2015 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended June 30, 2016, the Company granted no shares of restricted stock. During the three months ended June 30, 2015, the Company granted awards of 768 shares of restricted stock. During the six months ended June 30, 2016 and 2015, the Company granted awards of 32,250 and 33,378 shares of restricted stock, respectively. Total unvested restricted stock awards at June 30, 2016 and December 31, 2015 were 66,763 and 34,513, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2016	2015

Restricted Stock Expense	$267	$275
Cash Entitlement Expense	142	142
Tax Effect	(165)	(169)
Net of Tax	$244	$248

	Six Months Ended June 30,
	2016	2015

Restricted Stock Expense	$855	$509
Cash Entitlement Expense	284	304
Tax Effect	(461)	(329)
Net of Tax	$678	$484

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,519 and $2,235 as of June 30, 2016 and 2015, respectively.

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
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Equity Plans and Equity Based Compensation (continued)

The Employee Stock Purchase Plan is not considered compensatory.  There was no expense recorded for the employee stock purchase plan during the three or six months ended June 30, 2016. There was no expense recorded for the employee stock purchase plan during the three or six months ended June 30, 2015. There was no unrecognized compensation expense as of June 30, 2016 and 2015 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2016, the Company held $8.6 million in Level 3 securities which consist of $8.2 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
June 30, 2016
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$10,054	$—	$10,054
Obligations of State and Political Subdivisions	—	235,995	8,213	244,208
Mortgage-backed Securities-Residential	—	465,301	—	465,301
Equity Securities	—	—	353	353
Total Securities	$—	$711,350	$8,566	$719,916

Loans Held-for-Sale	$—	$5,135	$—	$5,135

Derivative Assets	$—	$3,767	$—	$3,767

Derivative Liabilities	$—	$4,050	$—	$4,050

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$9,898	$—	$9,898
Obligations of State and Political Subdivisions	—	194,608	9,020	203,628
Mortgage-backed Securities-Residential	—	423,961	—	423,961
Equity Securities	—	—	353	353
Total Securities	$—	$628,467	$9,373	$637,840

Loans Held-for-Sale	$—	$10,762	$—	$10,762

Derivative Assets	$—	$1,201	$—	$1,201

Derivative Liabilities	$—	$1,232	$—	$1,232

There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2016 and December 31, 2015.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

At June 30, 2016, the aggregate fair value of the Loans Held-for-Sale was $5,135, aggregate contractual principal balance was $5,007 with a difference of $128. At December 31, 2015, the aggregate fair value of the Loans Held-for-Sale was $10,762, aggregate contractual principal balance was $10,559 with a difference of $203.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015:

	Obligations of State and Political Subdivisions		Equity Securities
	2016	2015	2016	2015

Balance of Recurring Level 3 Assets at April 1	$8,196	$9,602	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	17	(81)	—	—
Maturities / Calls	—	—	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$8,213	$9,521	$353	$353

	Obligations of State and Political Subdivisions		Equity Securities
	2016	2015	2016	2015

Balance of Recurring Level 3 Assets at January 1	$9,020	$10,141	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	38	(45)	—	—
Maturities / Calls	(845)	(575)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$8,213	$9,521	$353	$353

Of the total gain/loss included in other comprehensive income for the three and six months ended June 30, 2016, $17 and $38, respectively, was attributable to other changes in fair value. Of the total gain/loss included in other comprehensive income for the three and six months ended June 30, 2015, $(81) and $(45), respectively, was attributable to other changes in fair value. During the three and six months ended June 30, 2016 and 2015 no gain/loss from the sale or call of investment securities were realized.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$10	$10
Commercial Real Estate Loans	—	—	1,073	1,073
Other Real Estate
Commercial Real Estate	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,248 with a valuation allowance of $1,165, resulting in a decrease to the provision for loan losses of $5 and $8 for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, impaired loans resulted in an additional provision for loan losses of $49 and $35, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,148 with a valuation allowance of $1,173, resulting in a decrease to the provision for loan losses of $286 for the year ended December 31, 2015.

There was no Other Real Estate carried at fair value less costs to sell at June 30, 2016. No charge to earnings was included in the three and six months ended June 30, 2016 and 2015. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2015. No charge to earnings was included in the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$10	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100%-82% (82%)
Impaired Loans - Commercial Real Estate Loans	$1,073	Sales comparison approach	Adjustment for physical condition of comparable properties sold	86%-30% (73%)

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$15	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100%-82% (82%)
Impaired Loans - Commercial Real Estate Loans	$960	Sales comparison approach	Adjustment for physical condition of comparable properties sold	86%-30% (75%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2016 and December 31, 2015. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$55,884	$36,027	$19,857	$—	$55,884
Securities Held-to-Maturity	—	—	—	—	—
Loans, Net	1,944,168	—	—	1,948,410	1,948,410
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	10,527	—	3,220	7,307	10,527
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,886,536)	(1,886,536)	—	—	(1,886,536)
Time Deposits	(390,836)	—	(390,532)	—	(390,532)
Short-term Borrowings	(152,829)	—	(152,829)	—	(152,829)
Long-term Debt	(125,385)	—	(115,551)	(10,654)	(126,205)
Accrued Interest Payable	(850)	—	(819)	(31)	(850)

		Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$52,009	$36,062	$15,947	$—	$52,009
Securities Held-to-Maturity	95	—	95	—	95
Loans, Net	1,548,934	—	—	1,551,497	1,551,497
FHLB Stock and Other Restricted Stock	8,571	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,803	—	2,722	6,081	8,803
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,520,340)	(1,520,340)	—	—	(1,520,340)
Time Deposits	(306,036)	—	(305,965)	—	(305,965)
Short-term Borrowings	(177,717)	—	(177,717)	—	(177,717)
Long-term Debt	(95,606)	—	(90,473)	(5,538)	(96,011)
Accrued Interest Payable	(676)	—	(668)	(8)	(676)

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
June 30, 2016
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

NOTE 11 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 and 2015, net of tax:

June 30, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2016	$7,919	$—	$(78)	$7,841
Other Comprehensive Income (Loss) Before Reclassification	3,983	—	—	3,983
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(629)	—	—	(629)
Net Current Period Other Comprehensive Income (Loss)	3,354	—	—	3,354
Ending Balance at June 30, 2016	$11,273	$—	$(78)	$11,195

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

June 30, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2016	$3,890	$—	$(78)	$3,812
Other Comprehensive Income (Loss) Before Reclassification	8,012	—	—	8,012
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(629)	—	—	(629)
Net Current Period Other Comprehensive Income (Loss)	7,383	—	—	7,383
Ending Balance at June 30, 2016	$11,273	$—	$(78)	$11,195

June 30, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2015	$6,455	$—	$(68)	$6,387
Other Comprehensive Income (Loss) Before Reclassification	(5,794)	—	—	(5,794)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(170)	—	—	(170)
Net Current Period Other Comprehensive Income (Loss)	(5,964)	—	—	(5,964)
Ending Balance at June 30, 2015	$491	$—	$(68)	$423

June 30, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2015	$2,958	$—	$(68)	$2,890
Other Comprehensive Income (Loss) Before Reclassification	(1,996)	—	—	(1,996)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(471)	—	—	(471)
Net Current Period Other Comprehensive Income (Loss)	(2,467)	—	—	(2,467)
Ending Balance at June 30, 2015	$491	$—	$(68)	$423

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$968	Net Gain (Loss) on Securities
	(339)	Income Tax Expense
	629	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2016	$629

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$968	Net Gain (Loss) on Securities
	(339)	Income Tax Expense
	629	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2016	$629

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$262	Net Gain (Loss) on Securities
	(92)	Income Tax Expense
	170	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2015	$170

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$725	Net Gain (Loss) on Securities
	(254)	Income Tax Expense
	471	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2015	$471

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

In accordance with ASC 805, the Company has expensed approximately $4.1 million of direct acquisition costs and recorded $33.1 million of goodwill and $2.6 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $33.1 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the River Valley acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which are loans that have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value of $309.0 million and unpaid principle of $316.4 million on the date of acquisition.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2015 after giving effect to certain adjustments. The unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Three Months Ended 6/30/2016	Pro Forma Three Months Ended 6/30/2015

Net Interest Income	$24,671	$24,609
Non-interest Income	8,055	7,322
Total Revenue	32,726	31,931
Provision for Loan Losses Expense	350	250
Non-interest Expense	18,094	17,920
Income Before Income Taxes	14,282	13,761
Income Tax Expense	4,330	3,873
Net Income	9,952	9,888
Earnings Per Share and Diluted Earnings Per Share	$0.65	$0.65

	Pro Forma Six Months Ended 6/30/2016	Pro Forma Six Months Ended 6/30/2015

Net Interest Income	$48,347	$48,148
Non-interest Income	15,914	15,588
Total Revenue	64,261	63,736
Provision for Loan Losses Expense	1,200	500
Non-interest Expense	36,412	36,522
Income Before Income Taxes	26,649	26,714
Income Tax Expense	8,081	7,672
Net Income	18,568	19,042
Earnings Per Share and Diluted Earnings Per Share	$1.22	$1.25

The above pro forma financial information includes approximately $1,482 of net income and $4,823 of total revenue related to the operations of River Valley during the second quarter of 2016 and $2,758 of net income and $9,518 of total revenue related to

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Business Combination (continued)

the operations of River Valley for the six months ended 2016. The above pro forma financial information related to 2016 excludes non-recurring merger costs that totaled $245 and $4,129 on a pre-tax basis for the three and six months ended June 30, 2016, respectively. The above pro forma financial information excludes the River Valley provision for loan loss recognized during the three and six months ended 2016 and 2015. Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan loss recognized during the three and six months ended June 30, 2015 was presumed to not be necessary.

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

In June 2016, the FASB issued new accounting guidance in ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP (Generally Accepted Accounting Principles) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The amendments in this update become effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new accounting standard on the Company's consolidated financial statements.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2016 and December 31, 2015 and the consolidated results of operations for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Net income for the quarter ended June 30, 2016 totaled $9,788,000, or $0.64 per diluted share, an increase of $2,463,000, or 16% on a per share basis, from the quarter ended June 30, 2015 net income of $7,325,000, or $0.55 per diluted share. The operating results for the second quarter of 2016 were enhanced by the inclusion of the operations of River Valley.

On a year-to-date basis, 2016 earnings improved $303,000, or 2%, to $14,934,000 as compared to $14,631,000 for the first six months of 2015. On a per share basis, net income totaled $1.02 per diluted share during the first six months of 2016 representing an 7% decline from the $1.10 per diluted share for the first half of 2015. The first half of 2016 included four months of operations of River Valley and was significantly impacted by merger related charges associated with the closing of the River Valley transaction effective March 1, 2016. The merger related charges totaled approximately $4,129,000, or $2,612,000 on an after-tax basis, which represented approximately $0.18 per share during the first half of 2016.

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

General allocations are made for commercial and agricultural loans that are graded as substandard based on migration analysis techniques to determine historical average losses for similar types of loans. General allocations are also made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios, judgmentally adjusted for economic, external and internal factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in experience, ability and depth of lending management and staff. In setting our external and internal factors we also consider the overall level of the allowance for loan losses to total loans; our allowance coverage as compared to similar size bank holding companies; and regulatory requirements.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of June 30, 2016, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $18,183,000 and gross unrealized losses totaled approximately $767,000.

Income Tax Expense

Income tax expense involves estimates related to the valuation allowance on deferred tax assets and loss contingencies related to exposure from tax examinations presumed to occur.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2016 totaled $9,788,000, or $0.64 per diluted share, an increase of $2,463,000, or 16% on a per share basis, from the quarter ended June 30, 2015 net income of $7,325,000, or $0.55 per diluted share. The operating results for the second quarter of 2016 were enhanced by the inclusion of the operations of River Valley.

On a year-to-date basis, 2016 earnings improved $303,000, or 2%, to $14,934,000 as compared to $14,631,000 for the first six months of 2015. On a per share basis, net income totaled $1.02 per diluted share during the first six months of 2016 representing an 7% decline from the $1.10 per diluted share for the first half of 2015. The first half of 2016 included four months of operations of River Valley and were significantly impacted by merger related charges associated with the closing of the River Valley transaction effective March 1, 2016. The merger related charges totaled approximately $4,129,000, or $2,612,000 on an after-tax basis, which represented approximately $0.18 per share during the first half of 2016.

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

	Average Balance Sheet (Tax-equivalent basis; dollars in thousands)
	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$25,918	$20	0.30%	$20,540	$4	0.07%
Securities:
Taxable	483,465	2,287	1.89%	458,679	2,219	1.93%
Non-taxable	239,757	2,881	4.81%	173,591	2,181	5.03%
Total Loans and Leases(2)	1,935,246	22,791	4.73%	1,456,699	16,630	4.58%
TOTAL INTEREST EARNING ASSETS	2,684,386	27,979	4.19%	2,109,509	21,034	4.00%
Other Assets	216,089			146,317
Less: Allowance for Loan Losses	(15,310)			(15,298)
TOTAL ASSETS	$2,885,165			$2,240,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,369,446	$672	0.20%	$1,055,880	$345	0.13%
Time Deposits	426,917	654	0.62%	341,678	677	0.79%
FHLB Advances and Other Borrowings	235,435	853	1.46%	160,196	450	1.13%
TOTAL INTEREST-BEARING LIABILITIES	2,031,798	2,179	0.43%	1,557,754	1,472	0.38%
Demand Deposit Accounts	502,070			420,341
Other Liabilities	25,543			23,702
TOTAL LIABILITIES	2,559,411			2,001,797
Shareholders’ Equity	325,754			238,731
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,885,165			$2,240,528

COST OF FUNDS			0.33%			0.28%
NET INTEREST INCOME		$25,800			$19,562
NET INTEREST MARGIN			3.86%			3.72%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $5,965,000, or 32% (an increase of $6,238,000 or 32% on a tax-equivalent basis), for the quarter ended June 30, 2016 compared with the same quarter of 2015. The increased level of net interest income during the second quarter of 2016 compared with the second quarter of 2015 was primarily driven by a higher level of earning assets resulting from the acquisition of River Valley and from organic loan growth excluding River Valley.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.86% for the second quarter of 2016 compared to 3.72% during the second quarter of 2015. The tax equivalent yield on earning assets totaled 4.19% during the quarter ended June 30, 2016 compared to 4.00% in the same period of 2015, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.33% during the quarter ended June 30, 2016 compared to 0.28% in the same period of 2015.

The increase in the net interest margin during the second quarter of 2016 was primarily attributable to an increase in the amount of accretion of loan discounts on acquired loans combined with an increased loan yield stemming largely from the addition of the River Valley loan portfolio partially offset by a higher cost of funds. Accretion of loan discounts on acquired loans contributed approximately 23 basis points to the net interest margin on an annualized basis in the second quarter of 2016 and 5 basis points in the second quarter of 2015. The increase in accretion in the second quarter of 2016 was largely attributable to the pay-off activity on loans acquired in the River Valley transaction.

The net interest margin, excluding accretion of loan discounts on acquired loans, was 3.63% in the second quarter of 2016 as compared to 3.67% in the same quarter of 2015. This decline in the net interest margin in the second quarter of 2016 compared with the second quarter of 2015 was largely attributable to the continued downward pressure on earning asset yields being driven by the low market interest rate environment and a competitive marketplace for lending opportunities and to an increase in the Company's cost of funds. The increase in the cost of funds was largely attributable to the increase in short-term market interest rates that occurred late in the fourth quarter of 2015 and to the addition of the River Valley deposit portfolio.

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis; dollars in thousands)
	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$23,148	$37	0.32%	$18,535	$7	0.08%
Securities:
Taxable	481,447	4,564	1.90%	469,441	4,654	1.98%
Non-taxable	228,252	5,530	4.85%	164,608	4,125	5.00%
Total Loans and Leases(2)	1,814,944	41,546	4.60%	1,450,328	33,019	4.59%
TOTAL INTEREST EARNING ASSETS	2,547,791	51,677	4.07%	2,102,912	41,805	4.00%
Other Assets	191,077			146,120
Less: Allowance for Loan Losses	(14,936)			(15,177)
TOTAL ASSETS	$2,723,932			$2,233,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,256,441	$1,136	0.18%	$1,036,193	$656	0.13%
Time Deposits	413,635	1,345	0.65%	350,711	1,359	0.78%
FHLB Advances and Other Borrowings	239,232	1,594	1.34%	165,095	908	1.11%
TOTAL INTEREST-BEARING LIABILITIES	1,909,308	4,075	0.43%	1,551,999	2,923	0.38%
Demand Deposit Accounts	484,793			423,853
Other Liabilities	24,831			22,035
TOTAL LIABILITIES	2,418,932			1,997,887
Shareholders’ Equity	305,000			235,968
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,723,932			$2,233,855

COST OF FUNDS			0.32%			0.28%
NET INTEREST INCOME		$47,602			$38,882
NET INTEREST MARGIN			3.75%			3.72%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $8,200,000, or 22% (an increase of $8,720,000 or 22% on a tax-equivalent basis), for the six months ended June 30, 2016 compared with the same period of 2016. The increased level of net interest income during the second quarter of 2016 compared with the second quarter of 2015 was driven primarily by a higher level of earning assets resulting from the acquisition of River Valley and from organic loan growth excluding River Valley.

The tax equivalent net interest margin was 3.75% for the first six months of 2016 compared to 3.72% during the same period of 2015. The tax equivalent yield on earning assets totaled 4.07% during the six months ended June 30, 2016 compared to 4.00% in the same period of 2015, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.32% during the six months ended June 30, 2016 compared to 0.28% in the same period of 2015.

The increase in the net interest margin during the six months ended June 30, 2016 was primarily attributable to an increase in the amount of accretion of loan discounts on acquired loans combined with an increased loan yield stemming largely from the addition of the River Valley loan portfolio partially offset by a higher cost of funds. Accretion of loan discounts on acquired loans contributed approximately 15 basis points to the net interest margin on an annualized basis in the first half of 2016 and 6 basis points in the same period of 2015. The increase in accretion in the first half of 2016 was largely attributable to the pay-off activity on loans acquired in the River Valley merger transaction.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2016, the provision for loan losses totaled $350,000 which represented an increase of $100,000, or 40%, from the second quarter of 2015 provision of $250,000. The provision for loan loss represented approximately 7 basis points of average loans on an annualized basis in both the second quarter of 2016 and second quarter of 2015. The provision for loan losses totaled $1,200,000 for the six months ended June 30, 2016, an increase of $700,000, or 140%, compared to the provision of $500,000 during the six months ended June 30, 2015. During the first half of 2016, the provision for loan loss represented approximately 13 basis points of average loans on an annualized basis compared with 7 basis points of average loans on an annualized basis during the first half of 2015. The increased level of provision during the first half of 2016 was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss and was largely related to a single agricultural relationship that was down-graded during the first quarter of 2016 from a pass rated credit to a special mention credit.

Net charge-offs totaled $207,000 or 4 basis points on an annualized basis of average loans outstanding during the three months ended June 30, 2016, compared with $161,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2015. The Company realized net charge-offs of $334,000 or 4 basis points on an annualized basis of average loans outstanding during the six months ended June 30, 2016, compared with net charge-offs of $171,000 or 2 basis points on an annualized basis of average loans outstanding during the same period of 2015.

The provision for loan losses made during the three and six months ended June 30, 2016 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2016, non-interest income totaled $8,055,000, an increase of $1,934,000, or 32%, compared with the second quarter of 2015. The increase during the second quarter of 2016 was largely the result of the acquisition of River Valley and an increase in the level of gains on the sale of securities. The second quarter of 2016 included a full quarter of River Valley operations while second quarter of 2015 had no operations of River Valley included.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Trust and Investment Product Fees	$1,223	$939	$284	30%
Service Charges on Deposit Accounts	1,534	1,220	314	26
Insurance Revenues	1,605	1,515	90	6
Company Owned Life Insurance	247	207	40	19
Interchange Fee Income	599	563	36	6
Other Operating Income	996	631	365	58
Subtotal	6,204	5,075	1,129	22
Net Gains on Sales of Loans	883	784	99	13
Net Gains on Securities	968	262	706	269
Total Non-interest Income	$8,055	$6,121	$1,934	32

The Company realized gains on sales of securities during the second quarter of quarter of 2016 of $968,000 related to the sale of $41.4 million of securities compared with a net gain on the sale of securities of $262,000 in the second quarter of 2015 related to the sale of $8.9 million of securities.

During the six months ended June 30, 2016, non-interest income totaled $15,272,000, an increase of $2,009,000, or 15%, compared with the first half of 2015. The increase during the first half of 2016 compared with 2015 was largely the result of the acquisition of River Valley, an improved level of insurance revenues and an increase in the level of gains on the sale of securities. The first half of 2016 included a four months of River Valley operations while the first half of 2015 had no operations of River Valley included.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Trust and Investment Product Fees	$2,244	$1,923	$321	17%
Service Charges on Deposit Accounts	2,767	2,357	410	17
Insurance Revenues	4,332	4,060	272	7
Company Owned Life Insurance	462	412	50	12
Interchange Fee Income	1,136	1,046	90	9
Other Operating Income	1,760	1,207	553	46
Subtotal	12,701	11,005	1,696	15
Net Gains on Sales of Loans	1,603	1,533	70	5
Net Gains on Securities	968	725	243	34
Total Non-interest Income	$15,272	$13,263	$2,009	15

Insurance revenues increased $272,000, or 7%, during the six months ended June 30, 2016, compared with first half of 2015. The increase during the first half of 2016 compared with the first half of 2015 was due to increased contingency revenue and also due to increased commercial insurance revenue. Contingency revenue during the first half of 2016 totaled $1,113,000 compared with $949,000 during the first half of 2015. The contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically the majority of contingency revenue is recognized during the first quarter of the year.

The Company realized gains on sales of securities during the first half of 2016 of $968,000 related to the sale of $41.4 million of securities compared with a net gain on the sale of securities of $725,000 in the first half of 2015 related to the sale of $18.3 million of securities.

Non-interest Expense:

During the quarter ended June 30, 2016, non-interest expense totaled $18,339,000, an increase of $4,024,000, or 28%, compared with the second quarter of 2015. During the second quarter of 2016, the Company recorded costs related to the River Valley merger transaction that totaled $246,000.

Excluding the merger related costs, the majority of the increase in operating expenses during the second quarter of 2016 compared to the second quarter of 2015 were related to the operating costs of River Valley. The second quarter of 2016 included a full quarter of River Valley operations while the second quarter of 2015 had no operations of River Valley included.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Salaries and Employee Benefits	$10,184	$8,259	$1,925	23%
Occupancy, Furniture and Equipment Expense	2,218	1,683	535	32
FDIC Premiums	339	284	55	19
Data Processing Fees	1,181	870	311	36
Professional Fees	780	642	138	21
Advertising and Promotion	629	484	145	30
Intangible Amortization	312	202	110	54
Other Operating Expenses	2,696	1,891	805	43
Total Non-interest Expense	$18,339	$14,315	$4,024	28

During the six months ended June 30, 2016, non-interest expense totaled $38,579,000, an increase of $9,431,000, or 32%, compared with the first six months of 2015. During the first half of of 2016, the Company recorded costs related to the River Valley merger transaction that totaled $4,129,000. The majority of the remainder of the increase in operating expenses during the first half of 2016 compared with the same period of 2015 were related to the operating costs of River Valley. The first half of 2016 included four months of River Valley operations while the first half of 2015 had no operations of River Valley included.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Salaries and Employee Benefits	$21,785	$17,084	$4,701	28%
Occupancy, Furniture and Equipment Expense	4,105	3,388	717	21
FDIC Premiums	667	566	101	18
Data Processing Fees	3,346	1,707	1,639	96
Professional Fees	2,098	1,286	812	63
Advertising and Promotion	1,173	927	246	27
Intangible Amortization	520	447	73	16
Other Operating Expenses	4,885	3,743	1,142	31
Total Non-interest Expense	$38,579	$29,148	$9,431	32

Salaries and benefits increased $4,701,000, or 28%, in the first half of 2016 compared with first half of 2015. Included in the increase in the first six months of 2016 was $1,934,000 of merger costs related to the settlement of various employment and benefit arrangements. The majority of the remainder of the increase was related to the personnel costs of River Valley.

Data processing fees increased $1,639,000, or 96%, in the six months ended June 30, 2016 compared with the same period of 2015. Included in the increase in the first half of 2016 was $1,198,000 of merger costs related to the consolidation of various data processing and information systems.

Professional fees increased $812,000, or 63%, in the first half of 2016 compared with the first half of 2015. Included in the increase in 2016 was $724,000 of merger related costs.

Other operating expenses increased $1,142,000, or 31%, in the first half of 2016 compared with first half of 2015. Included in the increase in 2016 was $232,000 of merger related costs. The inclusion of River Valley's operations was the primary driver of the remainder of the increase.

Income Taxes:

The Company’s effective income tax rate was 30.3% and 28.6%, respectively, during the three months ended June 30, 2016 and 2015. The Company’s effective income tax rate was 28.7% and 29.9%, respectively, during the six months ended June 30, 2016 and 2015. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company increased to $2.916 billion at June 30, 2016, representing an increase of $542.1 million compared with December 31, 2015. This increase was largely attributable to the acquisition of River Valley and its banking subsidiary, River Valley Financial Bank, effective March 1, 2016. River Valley's total assets as of the effective date of the merger totaled approximately $516.3 million.

June 30, 2016 total loans increased $396.2 million compared with year-end 2015. As of June 30, 2016, outstanding loans from River Valley totaled $305.3 million which contributed significantly to the overall loan portfolio growth.

Total loans from the Company's existing branch network, excluding the acquired River Valley loans, grew by approximately $90.9 million, or 12% on an annualized basis, during the first half of 2016 compared with year-end 2015 total loans. Included in this first half of 2016 loan growth, excluding River Valley, was an increase of approximately $78.3 million, or 15% on annualized basis, of commercial real estate and commercial and industrial loans while agricultural loans remained relatively flat. Retail loans which include home equity, consumer and residential loans, excluding River Valley, grew by approximately $13.3 million, or 9% on an annualized basis, during the first half of 2016.

End of Period Loan Balances: (dollars in thousands)	June 30, 2016	December 31, 2015	Current Period Change
Commercial & Industrial Loans	$463,501	$418,154	$45,347
Commercial Real Estate Loans	840,215	618,788	221,427
Agricultural Loans	285,353	246,886	38,467
Home Equity & Consumer Loans	182,610	147,931	34,679
Residential Mortgage Loans	192,603	136,316	56,287
Total Loans	$1,964,282	$1,568,075	$396,207

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Commercial and Industrial Loans	$4,190	$4,242
Commercial Real Estate Loans	6,533	6,342
Agricultural Loans	2,704	2,115
Home Equity and Consumer Loans	592	613
Residential Mortgage Loans	559	414
Unallocated	726	712

Total Allowance for Loan Loss	$15,304	$14,438

The Company’s allowance for loan losses totaled $15.3 million at June 30, 2016 compared to $14.4 million at December 31, 2015 representing an increase of $866,000, or 6%. The allowance for loan losses represented 0.78% of period-end loans at June 30, 2016 compared with 0.92% of period-end loans at December 31, 2015. The decline in the allowance for loan loss as a percent of total loans was the result of the acquisition of River Valley. Excluding the loans acquired from River Valley, the allowance for loan loss represented 0.92% of the remaining loans at June 30, 2016. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $11.8 million as of June 30, 2016 and $3.0 million at December 31, 2015.

The following is an analysis of the Company’s non-performing assets at June 30, 2016 and December 31, 2015:

Non-performing Assets: (dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual Loans	$8,294	$3,143
Past Due Loans (90 days or more and still accruing)	1,024	143
Total Non-performing Loans	9,318	3,286
Other Real Estate	416	169
Total Non-performing Assets	$9,734	$3,455

Restructured Loans	$74	$2,203

Non-performing Loans to Total Loans	0.48%	0.21%
Allowance for Loan Loss to Non-performing Loans	164.24%	439.38%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Commercial and Industrial Loans and Leases	$183	$134	$25	$96
Commercial Real Estate Loans	5,088	2,047	166	47
Agricultural Loans	802	—	833	—
Home Equity Loans	160	204	—	—
Consumer Loans	338	90	—	—
Residential Mortgage Loans	1,723	668	—	—
Total	$8,294	$3,143	$1,024	$143

Non-performing assets totaled $9.7 million, or 0.33% of total assets at June 30, 2016 compared to $3.5 million, or 0.15% of total assets at December 31, 2015.  Non-performing loans totaled $9.3 million, or 0.48% of total loans at June 30, 2016 compared to $3.3 million, or 0.21% of total loans at December 31, 2015.  The increase in non-performing assets and non-performing loans during the first half of 2016 was primarily attributable to the merger transaction with River Valley which included $4.5 million of non-accrual loans and $1.0 million of loans greater than 90 days past due and still accruing at June 30, 2016.

At June 30, 2016, there was only one relationship included in non-performing loans that was greater than $1.0 million. This relationship was a $1.6 million commercial real estate loan secured by a commercial warehouse facility. This loan was in non-performing status as of year-end 2015. The borrower has made all contractual payments due during 2016 and the principal balance of this relationship was reduced by $44,000 during the first six months of 2016.

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

Total deposits increased $451.0 million as of June 30, 2016 compared with December 31, 2015 total deposits. The increase during the first half of 2016 was largely attributable to the acquisition of River Valley which had total deposits as of June 30, 2016 of approximately $390.4 million.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2016	December 31, 2015	Current Period Change
Non-interest-bearing Demand Deposits	$506,498	$465,357	$41,141
Interest-bearing Demand, Savings, & Money Market Accounts	1,380,038	1,054,983	325,055
Time Deposits < $100,000	236,127	186,859	49,268
Time Deposits of $100,000 or more	154,709	119,177	35,532
Total Deposits	$2,277,372	$1,826,376	$450,996

Capital Resources:

As of June 30, 2016, shareholders’ equity increased by $80.1 million to $332.4 million compared with $252.3 million at year-end 2015. The increase in shareholders' equity was largely attributable to the issuance of the Company's common shares in the acquisition of River Valley. Approximately 1,942,000 shares were issued to River Valley shareholders resulting in an increase to shareholders' equity of $62.2 million. The increase in shareholders' equity was also attributable to an increase of $9.8 million in retained earnings and an increase of $7.4 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 11.4% of total assets at June 30, 2016 and 10.6% of total assets at December 31, 2015. Shareholders’ equity included $57.0 million of goodwill and other intangible assets at June 30, 2016 compared to $21.8 million of goodwill and other intangible assets at December 31, 2015. The increase in goodwill and other intangible assets was attributable to the acquisition of River Valley.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For June 30, 2016, the capital conservation buffer is 0.625%. At June 30, 2016, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2016 Ratio	12/31/2015 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Common Equity Tier 1 Capital Ratio
Consolidated	11.91%	12.63%	4.50%	N/A
Bank	11.56%	11.28%	4.50%	6.50%
Tier 1 Capital Ratio
Consolidated	12.39%	12.92%	6.00%	N/A
Bank	11.56%	11.28%	6.00%	8.00%
Total Capital Ratio
Consolidated	13.07%	13.71%	8.00%	N/A
Bank	12.24%	12.08%	8.00%	10.00%
Tier 1 Leverage Ratio
Consolidated	9.85%	10.15%	4.00%	N/A
Bank	9.20%	8.87%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $2.1 million during the six months ended June 30, 2016 ending at $54.1 million.  During the six months ended June 30, 2016, operating activities resulted in net cash inflows of $28.5 million. Investing activities resulted in net cash outflows of $22.0 million during the six months ended June 30, 2016.  Financing activities resulted in net cash outflows for the six months ended June 30, 2016 of $4.4 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2016, the parent company had approximately $7.7 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of June 30, 2016 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$93,920	(3.56)%
+1%	95,851	(1.58)%
Base	97,389	—
-1%	95,265	(2.18)%
-2%	94,670	(2.79)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2016 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2016 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$309,869	(7.53)%	11.33%	(35) b.p.
+1%	325,896	(2.75)%	11.63%	(5) b.p.
Base	335,110	—	11.68%	—
-1%	287,794	(14.12)%	9.91%	(177) b.p.
-2%	245,884	(26.63)%	8.43%	(325) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no pending legal proceedings, other than litigation incidental to the ordinary business of the Company, of a material nature to which the Company is a party or of which any of its properties are subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2016	—	—	—	272,789
May 2016	—	—	—	272,789
June 2016	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through June 30, 2016 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2016.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.      Exhibits

The exhibits described by the Exhibit Index immediately following the Signature Page of this Report are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 5, 2016	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By/s/Bradley M. Rust
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

4.4
Description of Assumed Junior Deferrable Interest Subordinated Debentures of River Valley Bancorp and Agreement to Furnish Copies of Related Instruments and Documents are incorporated by reference to Exhibit 4.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 10, 2016 (SEC File No. 001-15877).

10.1*
Description of Director Compensation Arrangements for the twelve-month period ending June 30, 2017 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 28, 2016.

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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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