Form 10-Q
period 2016-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2016-11-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Shares, no par value	15,257,849

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and Due from Banks	$38,329	$36,062
Federal Funds Sold and Other Short-term Investments	16,455	15,947
Cash and Cash Equivalents	54,784	52,009

Interest-bearing Time Deposits with Banks	744	—
Securities Available-for-Sale, at Fair Value	732,911	637,840
Securities Held-to-Maturity, at Cost (Fair value of $0 and $95 on September 30, 2016 and December 31, 2015, respectively)	—	95

Loans Held-for-Sale, at Fair Value	12,967	10,762

Loans	2,006,090	1,568,075
Less: Unearned Income	(3,710)	(3,728)
Allowance for Loan Losses	(15,154)	(14,438)
Loans, Net	1,987,226	1,549,909

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	8,571
Premises, Furniture and Equipment, Net	48,074	37,817
Other Real Estate	355	169
Goodwill	53,671	20,536
Intangible Assets	3,096	1,283
Company Owned Life Insurance	46,343	32,732
Accrued Interest Receivable and Other Assets	26,321	21,978
TOTAL ASSETS	$2,979,540	$2,373,701

LIABILITIES
Non-interest-bearing Demand Deposits	$534,620	$465,357
Interest-bearing Demand, Savings, and Money Market Accounts	1,361,522	1,054,983
Time Deposits	433,521	306,036
Total Deposits	2,329,663	1,826,376

FHLB Advances and Other Borrowings	279,110	273,323
Accrued Interest Payable and Other Liabilities	29,776	21,654
TOTAL LIABILITIES	2,638,549	2,121,353

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	15,258	13,279
Additional Paid-in Capital	171,261	110,145
Retained Earnings	142,347	125,112
Accumulated Other Comprehensive Income	12,125	3,812
TOTAL SHAREHOLDERS’ EQUITY	340,991	252,348
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,979,540	$2,373,701
End of period shares issued and outstanding	15,257,849	13,278,824

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2016	2015
INTEREST INCOME
Interest and Fees on Loans	$22,311	$16,702
Interest on Federal Funds Sold and Other Short-term Investments	25	3
Interest and Dividends on Securities:
Taxable	2,491	2,176
Non-taxable	1,907	1,538
TOTAL INTEREST INCOME	26,734	20,419

INTEREST EXPENSE
Interest on Deposits	1,323	987
Interest on FHLB Advances and Other Borrowings	851	573
TOTAL INTEREST EXPENSE	2,174	1,560

NET INTEREST INCOME	24,560	18,859
Provision for Loan Losses	—	(500)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,560	19,359

NON-INTEREST INCOME
Trust and Investment Product Fees	1,191	1,051
Service Charges on Deposit Accounts	1,612	1,237
Insurance Revenues	1,661	1,752
Company Owned Life Insurance	247	205
Interchange Fee Income	688	547
Other Operating Income	1,523	2,134
Net Gains on Sales of Loans	1,004	831
Net Gains on Securities	458	—
TOTAL NON-INTEREST INCOME	8,384	7,757

NON-INTEREST EXPENSE
Salaries and Employee Benefits	10,572	8,998
Occupancy Expense	1,656	1,305
Furniture and Equipment Expense	568	456
FDIC Premiums	373	284
Data Processing Fees	1,261	901
Professional Fees	777	787
Advertising and Promotion	687	2,198
Intangible Amortization	280	183
Other Operating Expenses	2,479	1,854
TOTAL NON-INTEREST EXPENSE	18,653	16,966

Income before Income Taxes	14,291	10,150
Income Tax Expense	4,106	2,429
NET INCOME	$10,185	$7,721

Basic Earnings per Share	$0.67	$0.58
Diluted Earnings per Share	$0.67	$0.58

Dividends per Share	$0.18	$0.17

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2016	2015
INTEREST INCOME
Interest and Fees on Loans	$63,645	$49,538
Interest on Federal Funds Sold and Other Short-term Investments	62	10
Interest and Dividends on Securities:
Taxable	7,055	6,830
Non-taxable	5,502	4,219
TOTAL INTEREST INCOME	76,264	60,597

INTEREST EXPENSE
Interest on Deposits	3,804	3,002
Interest on FHLB Advances and Other Borrowings	2,445	1,481
TOTAL INTEREST EXPENSE	6,249	4,483

NET INTEREST INCOME	70,015	56,114
Provision for Loan Losses	1,200	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,815	56,114

NON-INTEREST INCOME
Trust and Investment Product Fees	3,435	2,974
Service Charges on Deposit Accounts	4,379	3,594
Insurance Revenues	5,993	5,812
Company Owned Life Insurance	709	617
Interchange Fee Income	1,824	1,593
Other Operating Income	3,283	3,341
Net Gains on Sales of Loans	2,607	2,364
Net Gains on Securities	1,426	725
TOTAL NON-INTEREST INCOME	23,656	21,020

NON-INTEREST EXPENSE
Salaries and Employee Benefits	32,357	26,082
Occupancy Expense	4,649	3,732
Furniture and Equipment Expense	1,680	1,417
FDIC Premiums	1,040	850
Data Processing Fees	4,607	2,608
Professional Fees	2,875	2,073
Advertising and Promotion	1,860	3,125
Intangible Amortization	800	630
Other Operating Expenses	7,364	5,597
TOTAL NON-INTEREST EXPENSE	57,232	46,114

Income before Income Taxes	35,239	31,020
Income Tax Expense	10,120	8,668
NET INCOME	$25,119	$22,352

Basic Earnings per Share	$1.70	$1.69
Diluted Earnings per Share	$1.70	$1.69

Dividends per Share	$0.54	$0.51

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2016	2015

NET INCOME	$10,185	$7,721

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	1,898	6,420
Reclassification Adjustment for Losses (Gains) Included in Net Income	(458)	—
Tax Effect	(510)	(2,259)
Net of Tax	930	4,161

Total Other Comprehensive Income (Loss)	930	4,161

COMPREHENSIVE INCOME	$11,115	$11,882

	Nine Months Ended September 30,
	2016	2015

NET INCOME	$25,119	$22,352

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	14,241	3,333
Reclassification Adjustment for Losses (Gains) Included in Net Income	(1,426)	(725)
Tax Effect	(4,502)	(914)
Net of Tax	8,313	1,694

Total Other Comprehensive Income (Loss)	8,313	1,694

COMPREHENSIVE INCOME	$33,432	$24,046

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$25,119	$22,352
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,794	1,869
Depreciation and Amortization	3,366	3,254
Loans Originated for Sale	(95,244)	(111,296)
Proceeds from Sales of Loans Held-for-Sale	95,765	113,472
Provision for Loan Losses	1,200	—
Gain on Sale of Loans, net	(2,607)	(2,364)
Gain on Securities, net	(1,426)	(725)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(95)	53
Loss on Disposition and Donation of Premises and Equipment	5	389
Increase in Cash Surrender Value of Company Owned Life Insurance	(769)	(454)
Equity Based Compensation	796	737
Change in Assets and Liabilities:
Interest Receivable and Other Assets	4,805	2,278
Interest Payable and Other Liabilities	(911)	(412)
Net Cash from Operating Activities	32,798	29,153

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Other Short-term Investments	(1,000)	—
Proceeds from Maturity of Other Short-term Investments	1,248	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	74,179	71,026
Proceeds from Sales of Securities Available-for-Sale	141,451	18,999
Purchase of Securities Available-for-Sale	(166,857)	(82,711)
Proceeds from Maturities of Securities Held-to-Maturity	95	89
Purchase of Federal Home Loan Bank Stock	(1,350)	(1,127)
Purchase of Loans	(5,608)	(1,852)
Proceeds from Sales of Loans	1,063	—
Loans Made to Customers, net of Payments Received	(116,801)	(64,708)
Proceeds from Sales of Other Real Estate	1,071	983
Property and Equipment Expenditures	(2,855)	(886)
Acquisition of River Valley Bancorp	(793)	—
Net Cash from Investing Activities	(76,157)	(60,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	98,036	24,085
Change in Short-term Borrowings	(19,189)	(1,993)
Advances in Long-term Debt	—	75,000
Repayments of Long-term Debt	(24,883)	(40,111)
Issuance of Common Stock	54	52
Employee Stock Purchase Plan	—	447
Dividends Paid	(7,884)	(6,754)
Net Cash from Financing Activities	46,134	50,726

Net Change in Cash and Cash Equivalents	2,775	19,692
Cash and Cash Equivalents at Beginning of Year	52,009	42,446
Cash and Cash Equivalents at End of Period	$54,784	$62,138

Cash Paid During the Year for
Interest	$6,201	$4,610
Income Taxes	7,064	6,219

Supplemental Non Cash Disclosures (See Note 12 for Business Combination)
Loans Transferred to Other Real Estate	$55	$804
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2016	2015
Basic Earnings per Share:
Net Income	$10,185	$7,721
Weighted Average Shares Outstanding	15,257,814	13,265,893
Basic Earnings per Share	$0.67	$0.58

Diluted Earnings per Share:
Net Income	$10,185	$7,721

Weighted Average Shares Outstanding	15,257,814	13,265,893
Potentially Dilutive Shares, Net	—	7,617
Diluted Weighted Average Shares Outstanding	15,257,814	13,273,510
Diluted Earnings per Share	$0.67	$0.58

For the three months ended September 30, 2016 and 2015, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2016	2015
Basic Earnings per Share:
Net Income	$25,119	$22,352
Weighted Average Shares Outstanding	14,814,520	13,247,954
Basic Earnings per Share	$1.70	$1.69

Diluted Earnings per Share:
Net Income	$25,119	$22,352

Weighted Average Shares Outstanding	14,814,520	13,247,954
Potentially Dilutive Shares, Net	1,759	7,556
Diluted Weighted Average Shares Outstanding	14,816,279	13,255,510
Diluted Earnings per Share	$1.70	$1.69

For the nine months ended September 30, 2016 and 2015, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2016 and December 31, 2015, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2016
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	234,656	12,630	(76)	247,210
Mortgage-backed Securities - Residential	479,047	6,802	(501)	485,348
Equity Securities	353	—	—	353
Total	$714,056	$19,432	$(577)	$732,911

December 31, 2015
U.S. Treasury and Agency Securities	$10,000	$—	$(102)	$9,898
Obligations of State and Political Subdivisions	195,360	8,286	(18)	203,628
Mortgage-backed Securities - Residential	426,087	2,114	(4,240)	423,961
Equity Securities	353	—	—	353
Total	$631,800	$10,400	$(4,360)	$637,840

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity at September 30, 2016 and December 31, 2015, were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

September 30, 2016
Obligations of State and Political Subdivisions	$—	$—	$—	$—

December 31, 2015
Obligations of State and Political Subdivisions	$95	$—	$—	$95

The amortized cost and fair value of securities at September 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$4,663	$4,700
Due after one year through five years	16,432	17,282
Due after five years through ten years	71,210	75,651
Due after ten years	142,351	149,577
Mortgage-backed Securities - Residential	479,047	485,348
Equity Securities	353	353
Total	$714,056	$732,911

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015

Proceeds from Sales	$36,112	$—
Gross Gains on Sales	458	—
Income Taxes on Gross Gains	160	—

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

Proceeds from Sales	$141,451	$18,999
Gross Gains on Sales	1,426	725
Income Taxes on Gross Gains	499	254

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $202,808 and $154,628 as of September 30, 2016 and December 31, 2015, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2016 and December 31, 2015, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	6,627	(76)	—	—	6,627	(76)
Mortgage-backed Securities - Residential	9,634	(6)	51,066	(495)	60,700	(501)
Equity Securities	—	—	—	—	—	—
Total	$16,261	$(82)	$51,066	$(495)	$67,327	$(577)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$—	$—	$9,898	$(102)	$9,898	$(102)
Obligations of State and Political Subdivisions	1,891	(15)	356	(3)	2,247	(18)
Mortgage-backed Securities - Residential	150,427	(1,173)	129,040	(3,067)	279,467	(4,240)
Equity Securities	—	—	—	—	—	—
Total	$152,318	$(1,188)	$139,294	$(3,172)	$291,612	$(4,360)

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
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $68.3 million at September 30, 2016 and $36.8 million at December 31, 2015. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$68,334	$4,208	$36,781	$1,201

Included in Other Liabilities:
Interest Rate Swaps	$68,334	$4,535	$36,781	$1,232

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Rate Swaps:
Included in Other Operating Income	$670	$179	$828	$344

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Loans

Loans were comprised of the following classifications at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Commercial:
Commercial and Industrial Loans and Leases	$469,255	$418,154
Commercial Real Estate Loans	862,998	618,788
Agricultural Loans	299,080	246,886
Retail:
Home Equity Loans	128,321	97,902
Consumer Loans	58,533	50,029
Residential Mortgage Loans	187,903	136,316
Subtotal	2,006,090	1,568,075
Less: Unearned Income	(3,710)	(3,728)
Allowance for Loan Losses	(15,154)	(14,438)
Loans, Net	$1,987,226	$1,549,909

As further described in Note 12, during 2016 the Company acquired loans with a fair value of $317,760 as a part of a business combination. This was made up of loans with an acquired balance of $328,431, net of $10,671 of fair value discounts at date of acquisition. At September 30, 2016, the remaining carrying amount of such loans total $280,027, which is included in the September 30, 2016 table above. This amount is made up of loans with a remaining balance of $288,559 net of remaining fair value discounts of $8,532.

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended September 30, 2016 and 2015:

September 30, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,190	$6,533	$2,704	$350	$242	$559	$726	$15,304
Provision for Loan Losses	(378)	(1,111)	1,408	20	119	(7)	(51)	—
Recoveries	1	2	—	1	59	2	—	65
Loans Charged-off	—	—	(10)	(15)	(173)	(17)	—	(215)
Ending Balance	$3,813	$5,424	$4,102	$356	$247	$537	$675	$15,154

September 30, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,659	$7,315	$1,223	$350	$382	$619	$710	$15,258
Provision for Loan Losses	(337)	(568)	754	(41)	(105)	(172)	(31)	(500)
Recoveries	16	30	—	2	39	3	—	90
Loans Charged-off	(5)	—	—	(2)	(71)	—	—	(78)
Ending Balance	$4,333	$6,777	$1,977	$309	$245	$450	$679	$14,770

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2016 and 2015:

September 30, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438
Provision for Loan Losses	(453)	(923)	1,997	60	212	344	(37)	1,200
Recoveries	29	5	—	2	147	11	—	194
Loans Charged-off	(5)	—	(10)	(89)	(342)	(232)	—	(678)
Ending Balance	$3,813	$5,424	$4,102	$356	$247	$537	$675	$15,154

September 30, 2015	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	(350)	(566)	854	88	(65)	44	(5)	—
Recoveries	83	81	—	8	193	14	—	379
Loans Charged-off	(27)	(11)	—	(33)	(237)	(230)	—	(538)
Ending Balance	$4,333	$6,777	$1,977	$309	$245	$450	$679	$14,770

In determining the adequacy of the allowance for loan loss, general allocations are made for pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios, judgmentally adjusted for current economic factors and portfolio trends.  During 2016, the overall allowance for loan and lease losses was increased in the agricultural sector as a result of qualitative considerations for current economic conditions and trends which included a decline in the aggregate debt service coverage ratios for agricultural borrowers and a decline in per acre values of crop production real estate.

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

Specific allocations on impaired loans are determined by comparing the loan balance to the present value of expected cash flows or expected collateral proceeds. Allocations are also applied to categories of loans not considered individually impaired but for which the rate of loss is expected to be greater than historical averages, including non-performing consumer or residential real estate loans. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. The allowance for commercial real estate loans declined during 2016 primarily as a result of the repayment of a single non-accrual commercial real estate credit during the third quarter of 2016. This credit relationship was considered impaired and therefore had a specific allocation assigned prior to repayment.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2016 and December 31, 2015:

September 30, 2016	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$411	$86	$325	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,687	3,727	5,099	4,054	356	239	537	675
Acquired with Deteriorated Credit Quality	56	—	—	48	—	8	—	—
Total Ending Allowance Balance	$15,154	$3,813	$5,424	$4,102	$356	$247	$537	$675

Loans:
Loans Individually Evaluated for Impairment	$1,897	$215	$1,383	$299	$—	$—	$—	n/a(2)
Loans Collectively Evaluated for Impairment	2,000,022	467,244	856,974	301,953	128,742	58,665	186,444	n/a(2)
Loans Acquired with Deteriorated Credit Quality	12,084	2,922	6,514	702	—	53	1,893	n/a(2)
Total Ending Loans Balance(1)	$2,014,003	$470,381	$864,871	$302,954	$128,742	$58,718	$188,337	n/a(2)

(1)Total recorded investment in loans includes $7,913 in accrued interest.
(2)n/a = not applicable

December 31, 2015	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,202	$106	$1,096	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,236	4,136	5,246	2,115	383	230	414	712
Acquired with Deteriorated Credit Quality	—	—	—	—	—	—	—	—
Total Ending Allowance Balance	$14,438	$4,242	$6,342	$2,115	$383	$230	$414	$712

Loans:
Loans Individually Evaluated for Impairment	$4,435	$1,578	$2,845	$12	$—	$—	$—	n/a(2)
Loans Collectively Evaluated for Impairment	1,562,037	416,273	611,955	249,687	98,167	50,169	135,786	n/a(2)
Loans Acquired with Deteriorated Credit Quality	7,555	1,325	5,363	—	—	—	867	n/a(2)
Total Ending Loans Balance(1)	$1,574,027	$419,176	$620,163	$249,699	$98,167	$50,169	$136,653	n/a(2)

(1)Total recorded investment in loans includes $5,952 in accrued interest.
(2)n/a = not applicable

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015:

September 30, 2016	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$173	$114	$—
Commercial Real Estate Loans	2,495	1,068	—
Agricultural Loans	361	299	—
Subtotal	3,029	1,481	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	105	103	86
Commercial Real Estate Loans	1,100	1,093	325
Agricultural Loans	589	498	48
Subtotal	1,794	1,694	459
Total	$4,823	$3,175	$459

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$2,201	$780	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$589	$498	$48

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs.

December 31, 2015	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$161	$161	$—
Commercial Real Estate Loans	1,292	768	—
Agricultural Loans	12	12	—
Subtotal	1,465	941	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,403	1,417	106
Commercial Real Estate Loans	2,207	2,077	1,096
Agricultural Loans	—	—	—
Subtotal	3,610	3,494	1,202
Total	$5,075	$4,435	$1,202

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$528	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the three month periods ended September 30, 2016 and 2015:

September 30, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$194	$1	$1
Commercial Real Estate Loans	3,102	47	47
Agricultural Loans	373	—	—
Subtotal	3,669	48	48
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	108	—	—
Commercial Real Estate Loans	1,105	—	—
Agricultural Loans	589	—	—
Subtotal	1,802	—	—
Total	$5,471	$48	$48

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$2,399	$1	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$589	$—	$—

September 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$366	$12	$12
Commercial Real Estate Loans	1,008	11	11
Agricultural Loans	12	1	1
Subtotal	1,386	24	24
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,974	22	22
Commercial Real Estate Loans	3,067	2	1
Agricultural Loans	—	—	—
Subtotal	5,041	24	23
Total	$6,427	$48	$47

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$127	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the nine month periods ended September 30, 2016 and 2015:

September 30, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$446	$26	$12
Commercial Real Estate Loans	3,745	71	51
Agricultural Loans	812	2	1
Subtotal	5,003	99	64
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	108	—	—
Commercial Real Estate Loans	1,834	2	—
Agricultural Loans	196	—	—
Subtotal	2,138	2	—
Total	$7,141	$101	$64

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$2,272	$14	$4
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$717	$—	$—

September 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$471	$24	$24
Commercial Real Estate Loans	1,228	92	92
Agricultural Loans	8	1	1
Subtotal	1,707	117	117
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,821	68	68
Commercial Real Estate Loans	3,093	3	2
Agricultural Loans	—	—	—
Subtotal	4,914	71	70
Total	$6,621	$188	$187

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$237	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

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
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

are reasonably assured. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of September 30, 2016 and December 31, 2015:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Commercial and Industrial Loans and Leases	$168	$134	$148	$98
Commercial Real Estate Loans	2,161	2,047	—	48
Agricultural Loans	797	—	55	—
Home Equity Loans	204	204	—	—
Consumer Loans	104	90	—	—
Residential Mortgage Loans	1,472	668	—	—
Total	$4,906	$3,143	$203	$146
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,506	$68	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2016 and December 31, 2015:

September 30, 2016	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$470,381	$120	$32	$217	$369	$470,012
Commercial Real Estate Loans	864,871	1,421	439	912	2,772	862,099
Agricultural Loans	302,954	229	—	671	900	302,054
Home Equity Loans	128,742	387	46	200	633	128,109
Consumer Loans	58,718	889	30	104	1,023	57,695
Residential Mortgage Loans	188,337	3,229	1,511	838	5,578	182,759
Total(1)	$2,014,003	$6,275	$2,058	$2,942	$11,275	$2,002,728
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$12,084	$—	$—	$710	$710	$11,374
Net Carrying Value of Loans Acquired in Current Year (Included in the Total Above)	$281,252	$2,637	$1,222	$1,389	$5,248	$276,004

(1)Total recorded investment in loans includes $7,913 in accrued interest.

December 31, 2015	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$419,176	$82	$117	$124	$323	$418,853
Commercial Real Estate Loans	620,163	136	163	104	403	619,760
Agricultural Loans	249,699	—	—	—	—	249,699
Home Equity Loans	98,167	225	8	204	437	97,730
Consumer Loans	50,169	101	40	90	231	49,938
Residential Mortgage Loans	136,653	2,615	154	668	3,437	133,216
Total(1)	$1,574,027	$3,159	$482	$1,190	$4,831	$1,569,196
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,555	$—	$—	$—	$—	$7,555

(1)Total recorded investment in loans includes $5,952 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

During the three and nine months ended September 30, 2016 and 2015, there were no loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of September 30, 2016 and December 31, 2015:

September 30, 2016	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$50	$50	$—
Commercial Real Estate Loans	—	—	—
Total	$50	$50	$—

December 31, 2015	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$1,446	$1,445	$1
Commercial Real Estate Loans	2,455	795	1,660
Total	$3,901	$2,240	$1,661

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of September 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three months ended September 30, 2016 and 2015, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification. For the nine months ended September 30, 2016, there were no loans modified as troubled debt restructurings for which there was a payment default within the twelve months following the modification. For the nine months ended September 30, 2015, there was one troubled debt restructuring with a recorded investment of $95 for which there was a payment default within twelve months following the modification. The troubled debt restructuring that subsequently defaulted resulted in no change to the allowance for loan losses and a charge-off of $95 during the nine months ending September 30, 2015. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$448,350	$12,789	$9,242	$—	$470,381
Commercial Real Estate Loans	817,596	31,247	16,028	—	864,871
Agricultural Loans	282,472	15,519	4,963	—	302,954
Total	$1,548,418	$59,555	$30,233	$—	$1,638,206
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,653	$3,162	$5,323	$—	$10,138
Net Carrying Value of Loans Acquired in Current Year (Included in the Total Above)	$188,987	$11,669	$8,941	$—	$209,597

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$393,270	$13,675	$12,231	$—	$419,176
Commercial Real Estate Loans	586,247	25,341	8,575	—	620,163
Agricultural Loans	242,728	5,177	1,794	—	249,699
Total	$1,222,245	$44,193	$22,600	$—	$1,289,038
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,572	$3,319	$1,797	$—	$6,688

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of September 30, 2016 and December 31, 2015:

September 30, 2016	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$128,538	$58,614	$186,865
Nonperforming	204	104	1,472
Total	$128,742	$58,718	$188,337
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$1,893

December 31, 2015	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$97,963	$50,079	$135,985
Nonperforming	204	90	668
Total	$98,167	$50,169	$136,653
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$867

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	September 30, 2016	December 31, 2015

Commercial and Industrial Loans	$2,922	$1,325
Commercial Real Estate Loans	6,514	5,363
Agricultural Loans	702	—
Home Equity Loans	—	—
Consumer Loans	53	—
Residential Mortgage Loans	1,893	867
Total	$12,084	$7,555

Carrying Amount, Net of Allowance	$12,028	$7,555

Accretable yield, or income expected to be collected, is as follows:

	2016	2015

Balance at July 1	$2,198	$1,680
New Loans Purchased	—	—
Accretion of Income	(100)	(251)
Reclassifications from Non-accretable Difference	570	—
Charge-off of Accretable Yield	—	—
Balance at September 30	$2,668	$1,429

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $56 during the three months ended September 30, 2016. The Company did not increase the allowance for loan losses during the three months ended September 30, 2015. No allowance for loan losses were reversed during the three months ended September 30, 2016 and 2015.

	2016	2015

Balance at January 1	$1,279	$1,685
New Loans Purchased	1,395	—
Accretion of Income	(576)	(333)
Reclassifications from Non-accretable Difference	570	104
Charge-off of Accretable Yield	—	(27)
Balance at September 30	$2,668	$1,429

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $56 during the nine months ended September 30, 2016. The Company did not increase the allowance for loan losses during the nine months ended September 30, 2015. No allowances for loan losses were reversed during the nine months ended September 30, 2016. Allowances for losses were reversed by $44 during the nine months ended September 30, 2015.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the nine months ended September 30, 2016 are included in the table below. The value of the purchased loans included in the table are as of acquisition date. There were no such loans purchased during the year ended December 31, 2015.

Commercial and Industrial Loans	$220
Commercial Real Estate Loans	10,612
Agricultural Loans	896
Home Equity Loans	—
Consumer Loans	87
Residential Mortgage Loans	2,279
Total	$14,094

Cash Flows Expected to be Collected at Acquisition	$11,051
Fair Value of Acquired Loans at Acquisition	$8,807

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $315 as of September 30, 2016 and $169 as of December 31, 2015.

NOTE 6 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $39,462 and $18,417 as of September 30, 2016 and December 31, 2015, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 52 banking offices at September 30, 2016. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2016
Net Interest Income	$24,721	$—	$2	$(163)	$24,560
Net Gains on Sales of Loans	1,004	—	—	—	1,004
Net Gains on Securities	458	—	—	—	458
Trust and Investment Product Fees	(6)	1,205	—	(8)	1,191
Insurance Revenues	6	15	1,640	—	1,661
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	1,065	—	10	64	1,139
Income Tax Expense (Benefit)	4,249	51	80	(274)	4,106
Segment Profit (Loss)	10,168	69	122	(174)	10,185
Segment Assets at September 30, 2016	2,972,622	1,792	7,842	(2,716)	2,979,540

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2015
Net Interest Income	$18,961	$—	$2	$(104)	$18,859
Net Gains on Sales of Loans	831	—	—	—	831
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	1,053	—	(3)	1,051
Insurance Revenues	8	15	1,729	—	1,752
Noncash Items:
Provision for Loan Losses	(500)	—	—	—	(500)
Depreciation and Amortization	980	2	27	38	1,047
Income Tax Expense (Benefit)	2,571	(1)	84	(225)	2,429
Segment Profit (Loss)	7,702	(14)	140	(107)	7,721
Segment Assets at December 31, 2015	2,367,296	1,338	7,022	(1,955)	2,373,701

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2016
Net Interest Income	$70,492	$—	$5	$(482)	$70,015
Net Gains on Sales of Loans	2,607	—	—	—	2,607
Net Gains on Securities	1,426	—	—	—	1,426
Trust and Investment Product Fees	(3)	3,446	—	(8)	3,435
Insurance Revenues	14	28	5,951	—	5,993
Noncash Items:
Provision for Loan Losses	1,200	—	—	—	1,200
Depreciation and Amortization	3,129	2	61	174	3,366
Income Tax Expense (Benefit)	10,349	115	648	(992)	10,120
Segment Profit (Loss)	25,049	152	999	(1,081)	25,119
Segment Assets at September 30, 2016	2,972,622	1,792	7,842	(2,716)	2,979,540

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2015
Net Interest Income	$56,402	$8	$4	$(300)	$56,114
Net Gains on Sales of Loans	2,364	—	—	—	2,364
Net Gains on Securities	698	—	—	27	725
Trust and Investment Product Fees	3	2,974	—	(3)	2,974
Insurance Revenues	19	33	5,760	—	5,812
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	3,045	15	81	113	3,254
Income Tax Expense (Benefit)	8,709	(13)	576	(604)	8,668
Segment Profit (Loss)	21,650	(47)	874	(125)	22,352
Segment Assets at December 31, 2015	2,367,296	1,338	7,022	(1,955)	2,373,701

NOTE 8 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of September 30, 2016, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the three and nine months ended September 30, 2016 and 2015.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 9 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2016, the Company has reserved 314,393 shares of common stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months and nine months ended September 30, 2016 and 2015, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2016 and 2015 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended September 30, 2016 and 2015, the Company granted awards of 180 and 102 shares of restricted stock, respectively. During the nine months ended September 30, 2016 and 2015, the Company granted awards of 32,430 and 33,480 shares of restricted stock, respectively. Total unvested restricted stock awards at September 30, 2016 and December 31, 2015 were 66,943 and 34,513, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2016	2015

Restricted Stock Expense	$267	$227
Cash Entitlement Expense	143	134
Tax Effect	(166)	(146)
Net of Tax	$244	$215

	Nine Months Ended September 30,
	2016	2015

Restricted Stock Expense	$1,122	$737
Cash Entitlement Expense	427	438
Tax Effect	(627)	(476)
Net of Tax	$922	$699

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,257 and $1,808 as of September 30, 2016 and 2015, respectively.

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
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Equity Plans and Equity Based Compensation (continued)

The Employee Stock Purchase Plan is not considered compensatory.  There was $82 expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2016. There was $22 expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2015. There was no unrecognized compensation expense as of September 30, 2016 and 2015 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2016, the Company held $8.0 million in Level 3 securities which consist of $7.7 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
September 30, 2016
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	239,552	7,658	247,210
Mortgage-backed Securities-Residential	—	485,348	—	485,348
Equity Securities	—	—	353	353
Total Securities	$—	$724,900	$8,011	$732,911

Loans Held-for-Sale	$—	$12,967	$—	$12,967

Derivative Assets	$—	$4,208	$—	$4,208

Derivative Liabilities	$—	$4,535	$—	$4,535

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$9,898	$—	$9,898
Obligations of State and Political Subdivisions	—	194,608	9,020	203,628
Mortgage-backed Securities-Residential	—	423,961	—	423,961
Equity Securities	—	—	353	353
Total Securities	$—	$628,467	$9,373	$637,840

Loans Held-for-Sale	$—	$10,762	$—	$10,762

Derivative Assets	$—	$1,201	$—	$1,201

Derivative Liabilities	$—	$1,232	$—	$1,232

There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2016 and December 31, 2015.

At September 30, 2016, the aggregate fair value of the Loans Held-for-Sale was $12,967, aggregate contractual principal balance was $12,728 with a difference of $239. At December 31, 2015, the aggregate fair value of the Loans Held-for-Sale was $10,762, aggregate contractual principal balance was $10,559 with a difference of $203.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015:

	Obligations of State and Political Subdivisions		Equity Securities
	2016	2015	2016	2015

Balance of Recurring Level 3 Assets at July 1	$8,213	$9,521	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	—	25	—	—
Maturities / Calls	(555)	(540)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$7,658	$9,006	$353	$353

	Obligations of State and Political Subdivisions		Equity Securities
	2016	2015	2016	2015

Balance of Recurring Level 3 Assets at January 1	$9,020	$10,141	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	38	(20)	—	—
Maturities / Calls	(1,400)	(1,115)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$7,658	$9,006	$353	$353

Of the total gain/loss included in other comprehensive income for the three and nine months ended September 30, 2016, $0 and $38, respectively, was attributable to other changes in fair value. Of the total gain/loss included in other comprehensive income for the three and nine months ended September 30, 2015, $25 and $(20), respectively, was attributable to other changes in fair value. The three and nine months ended September 30, 2016 and 2015 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$17	$17
Commercial Real Estate Loans	—	—	768	768
Agricultural Loans	—	—	450	450
Other Real Estate
Commercial Real Estate	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,694 with a valuation allowance of $459, resulting in an increase to the provision for loan losses of $197 and $222 for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, impaired loans resulted in an additional provision for loan losses of $78 and $113, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,148 with a valuation allowance of $1,173, resulting in a decrease to the provision for loan losses of $286 for the year ended December 31, 2015.

There was no Other Real Estate carried at fair value less costs to sell at September 30, 2016. A charge to earnings through Other Operating Income of $75 was included in the three and nine months ended September 30, 2016. No charge to earnings was included in the three or nine months ended September 30, 2015. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2015. No charge to earnings was included in the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$17	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100%-0% (80%)
Impaired Loans - Commercial Real Estate Loans	$768	Sales comparison approach	Adjustment for physical condition of comparable properties sold	77%-30% (49%)
Impaired Loans - Agricultural Loans	$450	Sales comparison approach	Adjustment for physical condition of comparable properties sold	32% (32%)

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$15	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100%-82% (82%)
Impaired Loans - Commercial Real Estate Loans	$960	Sales comparison approach	Adjustment for physical condition of comparable properties sold	86%-30% (75%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2016 and December 31, 2015. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$55,528	$38,329	$17,199	$—	$55,528
Securities Held-to-Maturity	—	—	—	—	—
Loans, Net	1,985,991	—	—	1,989,264	1,989,264
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	11,448	—	3,472	7,976	11,448
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,896,142)	(1,896,142)	—	—	(1,896,142)
Time Deposits	(433,521)	—	(432,327)	—	(432,327)
Short-term Borrowings	(158,528)	—	(158,528)	—	(158,528)
Long-term Debt	(120,582)	—	(110,278)	(10,665)	(120,943)
Accrued Interest Payable	(724)	—	(711)	(13)	(724)

		Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$52,009	$36,062	$15,947	$—	$52,009
Securities Held-to-Maturity	95	—	95	—	95
Loans, Net	1,548,934	—	—	1,551,497	1,551,497
FHLB Stock and Other Restricted Stock	8,571	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,803	—	2,722	6,081	8,803
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,520,340)	(1,520,340)	—	—	(1,520,340)
Time Deposits	(306,036)	—	(305,965)	—	(305,965)
Short-term Borrowings	(177,717)	—	(177,717)	—	(177,717)
Long-term Debt	(95,606)	—	(90,473)	(5,538)	(96,011)
Accrued Interest Payable	(676)	—	(668)	(8)	(676)

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
September 30, 2016
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

NOTE 11 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2016 and 2015, net of tax:

September 30, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2016	$11,273	$—	$(78)	$11,195
Other Comprehensive Income (Loss) Before Reclassification	1,228	—	—	1,228
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(298)	—	—	(298)
Net Current Period Other Comprehensive Income (Loss)	930	—	—	930
Ending Balance at September 30, 2016	$12,203	$—	$(78)	$12,125

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

September 30, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2016	$3,890	$—	$(78)	$3,812
Other Comprehensive Income (Loss) Before Reclassification	9,240	—	—	9,240
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(927)	—	—	(927)
Net Current Period Other Comprehensive Income (Loss)	8,313	—	—	8,313
Ending Balance at September 30, 2016	$12,203	$—	$(78)	$12,125

September 30, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2015	$491	$—	$(68)	$423
Other Comprehensive Income (Loss) Before Reclassification	4,161	—	—	4,161
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
Net Current Period Other Comprehensive Income (Loss)	4,161	—	—	4,161
Ending Balance at September 30, 2015	$4,652	$—	$(68)	$4,584

September 30, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2015	$2,958	$—	$(68)	$2,890
Other Comprehensive Income (Loss) Before Reclassification	2,165	—	—	2,165
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(471)	—	—	(471)
Net Current Period Other Comprehensive Income (Loss)	1,694	—	—	1,694
Ending Balance at September 30, 2015	$4,652	$—	$(68)	$4,584

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$458	Net Gains on Securities
	(160)	Income Tax Expense
	298	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2016	$298

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$1,426	Net Gains on Securities
	(499)	Income Tax Expense
	927	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2016	$927

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2015	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$725	Net Gains on Securities
	(254)	Income Tax Expense
	471	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2015	$471

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

In accordance with ASC 805, the Company has expensed approximately $4.3 million of direct acquisition costs and recorded $33.1 million of goodwill and $2.6 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $33.1 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the River Valley acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

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
September 30, 2016
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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2015 after giving effect to certain adjustments. The unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Three Months Ended 9/30/2016	Pro Forma Three Months Ended 9/30/2015

Net Interest Income	$24,560	$25,165
Non-interest Income	8,384	8,857
Total Revenue	32,944	34,022
Provision for Loan Losses Expense	—	(500)
Non-interest Expense	18,465	20,817
Income Before Income Taxes	14,479	13,705
Income Tax Expense	4,182	3,357
Net Income	10,297	10,348
Earnings Per Share and Diluted Earnings Per Share	$0.67	$0.68

	Pro Forma Nine Months Ended 9/30/2016	Pro Forma Nine Months Ended 9/30/2015

Net Interest Income	$72,907	$73,313
Non-interest Income	24,298	24,445
Total Revenue	97,205	97,758
Provision for Loan Losses Expense	1,200	—
Non-interest Expense	54,877	57,338
Income Before Income Taxes	41,128	40,420
Income Tax Expense	12,263	11,029
Net Income	28,865	29,391
Earnings Per Share and Diluted Earnings Per Share	$1.89	$1.93

The above pro forma financial information includes approximately $429 of net income and $3,043 of total revenue related to the operations of River Valley during the third quarter of 2016 and $3,187 of net income and $12,561 of total revenue related to the

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Business Combination (continued)

operations of River Valley for the nine months ended 2016. The above pro forma financial information related to 2016 excludes non-recurring merger costs that totaled $189 and $4,318 on a pre-tax basis for the three and nine months ended September 30, 2016, respectively. The above pro forma financial information excludes the River Valley provision for loan loss recognized during the three and nine months ended 2016 and 2015. Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan loss recognized during the three and nine months ended September 30, 2015 was presumed to not be necessary.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2016 and December 31, 2015 and the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

Net income for the quarter ended September 30, 2016 totaled $10,185,000, or $0.67 per diluted share, an increase of $2,464,000, or 16% on a per share basis, from the quarter ended September 30, 2015 net income of $7,721,000, or $0.58 per diluted share. The operating results for the third quarter of 2016 were enhanced by the inclusion of the operations of River Valley.

On a year-to-date basis, 2016 earnings improved $2,767,000, or 12%, to $25,119,000 as compared to $22,352,000 for the first nine months of 2015. On a per share basis, net income totaled $1.70 per diluted share during the first nine months of 2016 representing a 1% increase from the $1.69 per diluted share for the first nine months of 2015. The first nine months of 2016 included seven months of operations of River Valley and was significantly impacted by merger related charges associated with the closing of the River Valley transaction effective March 1, 2016. The merger related charges totaled approximately $4,318,000, or $2,724,000 on an after-tax basis, which represented approximately $0.18 per share during the first nine months of 2016.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of September 30, 2016, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $19,432,000 and gross unrealized losses totaled approximately $577,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2016 totaled $10,185,000, or $0.67 per diluted share, an increase of $2,464,000, or 16% on a per share basis, from the quarter ended September 30, 2015 net income of $7,721,000, or $0.58 per diluted share. The operating results for the third quarter of 2016 were enhanced by the inclusion of the operations of River Valley.

On a year-to-date basis, 2016 earnings improved $2,767,000, or 12%, to $25,119,000 as compared to $22,352,000 for the first nine months of 2015. On a per share basis, net income totaled $1.70 per diluted share during the first nine months of 2016 representing a 1% increase from the $1.69 per diluted share for the first nine months of 2015. The first nine months of 2016 included seven months of operations of River Valley and was significantly impacted by merger related charges associated with the closing of the River Valley transaction effective March 1, 2016. The merger related charges totaled approximately $4,318,000, or $2,724,000 on an after-tax basis, which represented approximately $0.18 per share during the first nine months of 2016.

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

	Average Balance Sheet (Tax-equivalent basis; dollars in thousands)
	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$22,709	$25	0.44%	$22,155	$3	0.06%
Securities:
Taxable	487,489	2,491	2.04%	442,907	2,176	1.97%
Non-taxable	247,380	2,935	4.74%	186,563	2,365	5.07%
Total Loans and Leases(2)	1,982,291	22,475	4.51%	1,492,772	16,796	4.47%
TOTAL INTEREST EARNING ASSETS	2,739,869	27,926	4.07%	2,144,397	21,340	3.96%
Other Assets	219,074			145,019
Less: Allowance for Loan Losses	(15,379)			(15,382)
TOTAL ASSETS	$2,943,564			$2,274,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,363,654	$671	0.20%	$1,027,035	$329	0.13%
Time Deposits	416,968	652	0.62%	355,853	658	0.73%
FHLB Advances and Other Borrowings	274,365	851	1.23%	200,831	573	1.13%
TOTAL INTEREST-BEARING LIABILITIES	2,054,987	2,174	0.42%	1,583,719	1,560	0.39%
Demand Deposit Accounts	522,994			428,380
Other Liabilities	28,134			19,628
TOTAL LIABILITIES	2,606,115			2,031,727
Shareholders’ Equity	337,449			242,307
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,943,564			$2,274,034

COST OF FUNDS			0.32%			0.29%
NET INTEREST INCOME		$25,752			$19,780
NET INTEREST MARGIN			3.75%			3.67%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $5,701,000, or 30% (an increase of $5,972,000 or 30% on a tax-equivalent basis), for the quarter ended September 30, 2016 compared with the same quarter of 2015. The increased level of net interest income during the third quarter of 2016 compared with the third quarter of 2015 was primarily driven by a higher level of earning assets resulting from the acquisition of River Valley and from organic loan growth.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.75% for the third quarter of 2016 compared to 3.67% during the third quarter of 2015. The tax equivalent yield on earning assets totaled 4.07% during the quarter ended September 30, 2016 compared to 3.96% in the same period of 2015, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.32% during the quarter ended September 30, 2016 compared to 0.29% in the same period of 2015.

The increase in the net interest margin during the third quarter of 2016 was primarily attributable to an increase in the amount of accretion of loan discounts on acquired loans combined with an increased loan yield stemming largely from the addition of the River Valley loan portfolio partially offset by a higher cost of funds. Accretion of loan discounts on acquired loans contributed approximately 9 basis points to the net interest margin on an annualized basis in the third quarter of 2016 and 4 basis points in the third quarter of 2015. The increase in accretion in the third quarter of 2016 was largely attributable to the loans acquired in the River Valley transaction.

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis; dollars in thousands)
	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$23,000	$62	0.36%	$19,755	$10	0.07%
Securities:
Taxable	483,476	7,055	1.95%	460,499	6,830	1.98%
Non-taxable	234,674	8,465	4.81%	172,007	6,490	5.03%
Total Loans and Leases(2)	1,871,134	64,021	4.57%	1,464,632	49,815	4.55%
TOTAL INTEREST EARNING ASSETS	2,612,284	79,603	4.07%	2,116,893	63,145	3.98%
Other Assets	200,478			145,749
Less: Allowance for Loan Losses	(15,085)			(15,247)
TOTAL ASSETS	$2,797,677			$2,247,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,292,439	$1,807	0.19%	$1,033,107	$986	0.13%
Time Deposits	414,754	1,997	0.64%	352,444	2,016	0.76%
FHLB Advances and Other Borrowings	251,029	2,445	1.30%	177,138	1,481	1.12%
TOTAL INTEREST-BEARING LIABILITIES	1,958,222	6,249	0.43%	1,562,689	4,483	0.38%
Demand Deposit Accounts	497,620			425,379
Other Liabilities	25,940			21,223
TOTAL LIABILITIES	2,481,782			2,009,291
Shareholders’ Equity	315,895			238,104
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,797,677			$2,247,395

COST OF FUNDS			0.32%			0.28%
NET INTEREST INCOME		$73,354			$58,662
NET INTEREST MARGIN			3.75%			3.70%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $13,901,000, or 25% (an increase of $14,692,000 or 25% on a tax-equivalent basis), for the nine months ended September 30, 2016 compared with the same period of 2015. The increased level of net interest income during 2016 compared with 2015 was driven primarily by a higher level of earning assets resulting from the acquisition of River Valley and from organic loan growth, which excludes the purchased River Valley loan portfolio.

The tax equivalent net interest margin was 3.75% for the first nine months of 2016 compared to 3.70% during the same period of 2015. The tax equivalent yield on earning assets totaled 4.07% during the nine months ended September 30, 2016 compared to 3.98% in the same period of 2015, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.32% during the nine months ended September 30, 2016 compared to 0.28% in the same period of 2015.

The increase in the net interest margin during the nine months ended September 30, 2016 was primarily attributable to an increase in the amount of accretion of loan discounts on acquired loans combined with an increased loan yield stemming largely from the addition of the River Valley loan portfolio and a securities portfolio mix shift to a higher percentage of total securities in non-taxable securities rather than in taxable securities, partially offset by a higher cost of funds. Accretion of loan discounts on acquired loans contributed approximately 13 basis points to the net interest margin on an annualized basis in the first nine months of 2016 and 5 basis points in the same period of 2015. The increase in accretion in the nine months ended September 30, 2016 was largely attributable to loans acquired in the River Valley merger transaction.The increase in the cost of funds was largely attributable to the increase in short-term market interest rates that occurred late in the fourth quarter of 2015 and to the addition of the River Valley deposit portfolio.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2016, the Company recorded no provision for loan losses compared to a negative provision for loan losses of $500,000 in the third quarter of 2015. The provision for loan losses totaled $1,200,000 for the nine months ended September 30, 2016, compared with no provision during the nine months ended September 30, 2015. During the first nine months of 2016, the provision for loan loss represented approximately 9 basis points of average loans on an annualized basis. The increased level of provision during the first nine months of 2016 was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss and was largely related to an increased level of allowance for loan loss that has been allocated to the Company's agricultural loan portfolio.

Net charge-offs totaled $150,000 or 3 basis points on an annualized basis of average loans outstanding during the three months ended September 30, 2016, compared with a net recovery of $12,000 during the same period of 2015. The Company realized net charge-offs of $484,000 or 3 basis points on an annualized basis of average loans outstanding during the nine months ended September 30, 2016, compared with net charge-offs of $159,000 or 1 basis point on an annualized basis of average loans outstanding during the same period of 2015.

The provision for loan losses made during the three and nine months ended September 30, 2016 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2016, non-interest income totaled $8,384,000, an increase of $627,000, or 8%, compared with the third quarter of 2015. The increase during the third quarter of 2016 was largely attributable to the the acquisition of River Valley and an increase in the level of gains on the sale of securities. The third quarter of 2016 included a full quarter of River Valley operations while third quarter of 2015 had no operations of River Valley included.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Trust and Investment Product Fees	$1,191	$1,051	$140	13%
Service Charges on Deposit Accounts	1,612	1,237	375	30
Insurance Revenues	1,661	1,752	(91)	(5)
Company Owned Life Insurance	247	205	42	20
Interchange Fee Income	688	547	141	26
Other Operating Income	1,523	2,134	(611)	(29)
Subtotal	6,922	6,926	(4)	n/m (1)
Net Gains on Sales of Loans	1,004	831	173	21
Net Gains on Securities	458	—	458	n/m (1)
Total Non-interest Income	$8,384	$7,757	$627	8

(1)n/m = not meaningful

Other operating income declined $611,000, or 29%, during the third quarter of 2016 compared with the third quarter of 2015.The decline in the third quarter of 2016 compared with the third quarter of 2015 was attributable to the donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas that resulted in a net gain on the disposition of fixed assets of approximately $1.4 million, partially mitigated by increased swap transaction fees with loan customers.

The Company realized gains on sales of securities during the third quarter of quarter of 2016 of $458,000 related to the sale of $35.6 million of securities compared with no sales of securities during the third quarter of 2015.

During the nine months ended September 30, 2016, non-interest income totaled $23,656,000, an increase of $2,636,000, or 13%, compared with the first nine months of 2015. The increase during nine months ended September 30, 2016 compared with 2015 was largely the result of the acquisition of River Valley and an increase in the level of gains on the sale of securities. The nine months ended September 30, 2016 included seven months of River Valley operations while the same period of 2015 had no operations of River Valley included.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Trust and Investment Product Fees	$3,435	$2,974	$461	16%
Service Charges on Deposit Accounts	4,379	3,594	785	22
Insurance Revenues	5,993	5,812	181	3
Company Owned Life Insurance	709	617	92	15
Interchange Fee Income	1,824	1,593	231	15
Other Operating Income	3,283	3,341	(58)	(2)
Subtotal	19,623	17,931	1,692	9
Net Gains on Sales of Loans	2,607	2,364	243	10
Net Gains on Securities	1,426	725	701	97
Total Non-interest Income	$23,656	$21,020	$2,636	13

The Company realized gains on sales of securities during the nine months ended September 30, 2016 of $1,426,000 related to the sale of $77.1 million of securities compared with a net gain on the sale of securities of $725,000 in the same period of 2015 related to the sale of $18.3 million of securities.

Non-interest Expense:

During the quarter ended September 30, 2016, non-interest expense totaled $18,653,000, an increase of $1,687,000, or 10%, compared with the third quarter of 2015. The majority of the increase in operating expenses during the third quarter of 2016 compared to the third quarter of 2015 were related to the operating costs of River Valley. The third quarter of 2016 included a full quarter of River Valley operations while the third quarter of 2015 had no operations of River Valley included.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Salaries and Employee Benefits	$10,572	$8,998	$1,574	17%
Occupancy, Furniture and Equipment Expense	2,224	1,761	463	26
FDIC Premiums	373	284	89	31
Data Processing Fees	1,261	901	360	40
Professional Fees	777	787	(10)	(1)
Advertising and Promotion	687	2,198	(1,511)	(69)
Intangible Amortization	280	183	97	53
Other Operating Expenses	2,479	1,854	625	34
Total Non-interest Expense	$18,653	$16,966	$1,687	10

Advertising and promotion declined $1,511,000, or 69%, during the quarter ended September 30, 2016 compared with the third quarter of 2015. The decline in advertising and promotion during the third quarter of 2016 compared with the third quarter of 2015 was related to the recognition of a $1,750,000 contribution expense during the third quarter of 2015 in connection with the donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas.

During the nine months ended September 30, 2016, non-interest expense totaled $57,232,000, an increase of $11,118,000, or 24%, compared with the first nine months of 2015. During the nine months ended September 30, 2016, the Company recorded costs related to the River Valley merger transaction that totaled $4,318,000. The majority of the remainder of the increase in operating expenses during the first nine months of 2016 compared with the same period of 2015 were related to the operating costs of River Valley. The nine months ended September 30, 2016 included seven months of River Valley operations while 2015 had no operations of River Valley included.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2016	2015	Change	Change
Salaries and Employee Benefits	$32,357	$26,082	$6,275	24%
Occupancy, Furniture and Equipment Expense	6,329	5,149	1,180	23
FDIC Premiums	1,040	850	190	22
Data Processing Fees	4,607	2,608	1,999	77
Professional Fees	2,875	2,073	802	39
Advertising and Promotion	1,860	3,125	(1,265)	(40)
Intangible Amortization	800	630	170	27
Other Operating Expenses	7,364	5,597	1,767	32
Total Non-interest Expense	$57,232	$46,114	$11,118	24

Salaries and benefits increased $6,275,000, or 24%, in the first nine months of 2016 compared with same period of 2015. Included in the increase in 2016 was $1,934,000 of merger costs related to the settlement of various employment and benefit arrangements. The remainder of the increase was primarily related to a higher number of full-time equivalent employees stemming from the acquisition of River Valley.

Occupancy, furniture and equipment expense increased $1,180,000, or 23%, in the nine months ended September 30, 2016 compared with the same period of 2015. This increase was related to the operation of River Valley's 15 branch network during 2016.

Data processing fees increased $1,999,000, or 77%, in the nine months ended September 30, 2016 compared with the same period of 2015. Included in the increase in the first half of 2016 was $1,288,000 of merger costs related to the consolidation of various data processing and information systems.

Professional fees increased $802,000, or 39%, in the nine months ended September 30, 2016 compared with the same period of 2015. Included in the increase in 2016 was $770,000 of merger related costs.

Advertising and promotion declined $1,265,000, or 40%, during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The decline in advertising and promotion during 2016 compared with 2015 was related to the recognition of a $1,750,000 contribution expense during 2015 in connection with the donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas.

Other operating expenses increased $1,767,000, or 32%, in the first nine months of 2016 compared with same period of 2015. Included in the increase in 2016 was $284,000 of merger related costs. The inclusion of River Valley's operations was the primary driver of the remainder of the increase.

Income Taxes:

The Company’s effective income tax rate was 28.7% and 23.9%, respectively, during the three months ended September 30, 2016 and 2015. The Company’s effective income tax rate was 28.7% and 27.9%, respectively, during the nine months ended September 30, 2016 and 2015. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company increased to $2.980 billion at September 30, 2016, representing an increase of $605.8 million compared with December 31, 2015. This increase was largely attributable to the acquisition of River Valley and its banking subsidiary, River Valley Financial Bank, effective March 1, 2016. River Valley's total assets as of the effective date of the merger totaled approximately $516.3 million.

September 30, 2016 total loans increased $438.0 million compared with year-end 2015. At the time of acquisition, the fair value of loans acquired from from River Valley totaled $317.8 million which contributed significantly to the overall loan portfolio growth.

Total loans from the Company's existing branch network, excluding the River Valley branch network, grew by approximately $123.9 million, or 11% on an annualized basis, during the nine months ended September 30, 2016 compared with year-end 2015 total loans. Included in this 2016 loan growth, excluding River Valley, was an increase of approximately $97.1 million, or 12% on annualized basis, of commercial real estate and commercial and industrial loans while agricultural loans increased approximately $11.1 million, or 6% on an annualized basis. Retail loans which include home equity, consumer and residential loans, excluding River Valley, grew by approximately $15.7 million, or 7% on an annualized basis, during the first nine months of 2016.

End of Period Loan Balances: (dollars in thousands)	September 30, 2016	December 31, 2015	Current Period Change
Commercial & Industrial Loans	$469,255	$418,154	$51,101
Commercial Real Estate Loans	862,998	618,788	244,210
Agricultural Loans	299,080	246,886	52,194
Home Equity & Consumer Loans	186,854	147,931	38,923
Residential Mortgage Loans	187,903	136,316	51,587
Total Loans	$2,006,090	$1,568,075	$438,015

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Commercial and Industrial Loans	$3,813	$4,242
Commercial Real Estate Loans	5,424	6,342
Agricultural Loans	4,102	2,115
Home Equity and Consumer Loans	603	613
Residential Mortgage Loans	537	414
Unallocated	675	712

Total Allowance for Loan Loss	$15,154	$14,438

The Company’s allowance for loan losses totaled $15.2 million at September 30, 2016 compared to $14.4 million at December 31, 2015 representing an increase of $716,000, or 7% on an annualized basis. As of September 30, 2016, compared with year-end 2015, the overall allowance for loan and lease losses was increased in the agricultural sector primarily as a result of qualitative considerations for current economic conditions and trends which included a decline in the aggregate debt service coverage ratios for agricultural borrowers and a decline in per acre values of crop production real estate. Partially mitigating this increase was the repayment of a single non-accrual commercial real estate credit during the third quarter of 2016 that had a specific allocation assigned prior to repayment.

The total allowance for loan losses represented 0.76% of period-end loans at September 30, 2016 compared with 0.92% of period-end loans at December 31, 2015. The decline in the allowance for loan loss as a percent of total loans was the result of the acquisition of River Valley. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $11.1 million as of September 30, 2016 and $3.0 million at December 31, 2015.

The following is an analysis of the Company’s non-performing assets at September 30, 2016 and December 31, 2015:

Non-performing Assets: (dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual Loans	$4,906	$3,143
Past Due Loans (90 days or more and still accruing)	191	143
Total Non-performing Loans	5,097	3,286
Other Real Estate	355	169
Total Non-performing Assets	$5,452	$3,455

Restructured Loans	$50	$2,203

Non-performing Loans to Total Loans	0.25%	0.21%
Allowance for Loan Loss to Non-performing Loans	297.31%	439.38%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commercial and Industrial Loans and Leases	$168	$134	$142	$96
Commercial Real Estate Loans	2,161	2,047	—	47
Agricultural Loans	797	—	49	—
Home Equity Loans	204	204	—	—
Consumer Loans	104	90	—	—
Residential Mortgage Loans	1,472	668	—	—
Total	$4,906	$3,143	$191	$143

Non-performing assets totaled $5.5 million, or 0.18% of total assets at September 30, 2016 compared to $3.5 million, or 0.15% of total assets at December 31, 2015. Non-performing loans totaled $5.1 million, or 0.25% of total loans at September 30, 2016 compared to $3.3 million, or 0.21% of total loans at December 31, 2015. The increase in non-performing assets and non-performing loans during the 2016 was primarily attributable to the merger transaction with River Valley which included $2.8 million of non-accrual loans and $0.2 million of loans greater than 90 days past due and still accruing at September 30, 2016.

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

Total deposits increased $503.3 million as of September 30, 2016 compared with December 31, 2015 total deposits. The increase during 2016 was largely attributable to the acquisition of River Valley which had total deposits as of the closing date of the merger of approximately $405.4 million.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2016	December 31, 2015	Current Period Change
Non-interest-bearing Demand Deposits	$534,620	$465,357	$69,263
Interest-bearing Demand, Savings, & Money Market Accounts	1,361,522	1,054,983	306,539
Time Deposits < $100,000	214,235	186,859	27,376
Time Deposits of $100,000 or more	219,286	119,177	100,109
Total Deposits	$2,329,663	$1,826,376	$503,287

Capital Resources:

As of September 30, 2016, shareholders’ equity increased by $88.7 million to $341.0 million compared with $252.3 million at year-end 2015. The increase in shareholders' equity was largely attributable to the issuance of the Company's common shares in the acquisition of River Valley. Approximately 1,942,000 shares were issued to River Valley shareholders resulting in an increase to shareholders' equity of $62.2 million. The increase in shareholders' equity was also attributable to an increase of $17.2 million in retained earnings and an increase of $8.3 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 11.4% of total assets at September 30, 2016 and 10.6% of total assets at December 31, 2015. Shareholders’ equity included $56.8 million of goodwill and other intangible assets at September 30, 2016 compared to $21.8 million of goodwill and other intangible assets at December 31, 2015. The increase in goodwill and other intangible assets was attributable to the acquisition of River Valley.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company will be required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For September 30, 2016, the capital conservation buffer is 0.625%. At September 30, 2016, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2016 Ratio	12/31/2015 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Common Equity Tier 1 Capital Ratio
Consolidated	11.83%	12.63%	4.50%	N/A
Bank	11.39%	11.28%	4.50%	6.50%
Tier 1 Capital Ratio
Consolidated	12.29%	12.92%	6.00%	N/A
Bank	11.39%	11.28%	6.00%	8.00%
Total Capital Ratio
Consolidated	12.94%	13.71%	8.00%	N/A
Bank	12.05%	12.08%	8.00%	10.00%
Tier 1 Leverage Ratio
Consolidated	9.94%	10.15%	4.00%	N/A
Bank	9.22%	8.87%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $2.8 million during the nine months ended September 30, 2016 ending at $54.8 million.  During the nine months ended September 30, 2016, operating activities resulted in net cash inflows of $32.8 million. Investing activities resulted in net cash outflows of $76.1 million during the nine months ended September 30, 2016.  Financing activities resulted in net cash inflows for the nine months ended September 30, 2016 of $46.1 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2016, the parent company had approximately $12.5 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2016 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$94,783	(4.06)%
+1%	96,804	(2.01)%
Base	98,794	—
-1%	96,648	(2.17)%
-2%	95,346	(3.49)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2016 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2016 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$330,401	(3.58)%	11.78%	7 b.p.
+1%	339,682	(0.87)%	11.85%	14 b.p.
Base	342,667	—	11.71%	—
-1%	288,202	(15.89)%	9.75%	(196) b.p.
-2%	241,844	(29.42)%	8.15%	(356) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2016	—	—	—	272,789
August 2016	—	—	—	272,789
September 2016	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through September 30, 2016 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2016.

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

GERMAN AMERICAN BANCORP, INC.

Date: November 9, 2016	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By/s/Bradley M. Rust
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

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2*	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits) are indicated by an asterisk.

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