Form 10-K
period 2016-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2017-03-09
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2016 was approximately $447,857,132. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of March 1, 2017, there were outstanding 15,261,431 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 18, 2017, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2016

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

Business Developments

On March 1, 2016, the Company acquired by merger River Valley Bancorp ("River Valley") and its subsidiary, River Valley Financial Bank. River Valley Financial Bank, headquartered in Madison, Indiana, provided a full range of commercial and consumer banking services from 15 banking offices predominantly located in southeast Indiana. At the time of acquisition, River Valley reported on its balance sheet consolidated assets and equity (unaudited) as of February 29, 2016 that totaled $516.3 million and $56.6 million, respectively. For further information regarding the River Valley merger transaction, see Note 17 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 17 is incorporated into this Item 1 by reference.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The Indiana map below illustrates the locations of the Company’s 52 retail and commercial banking, insurance and investment offices as of March 1, 2017.

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

Employees

At March 1, 2017 the Company and its subsidiaries employed approximately 597 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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
Effective January 1, 2015 (subject to certain phase-in provisions), we became subject to new federal banking agency rules implementing certain regulatory capital reforms agreed to by the Basel Committee on Banking Supervision (known as “Basel III”) and to certain changes required by the Dodd-Frank Act. Generally, under these new rules (and subject to certain phase-in provisions), (a) minimum requirements were increased for both the quality and quantity of capital held by banking organizations, (b) stricter criteria are applied in determining the eligibility for inclusion in regulatory capital of capital instruments (other than common equity), and (c) the methodology for calculating risk-weighted assets was changed. The rules include, among other requirements:

•	a new minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets of 4.5%;

•
a new conservation buffer on Common Equity Tier 1 Capital equal to an additional 0.625% of risk-weighted assets during 2016 and increasing each year until reaching 2.5% when fully phased-in during 2019 (bringing the Common Equity Tier 1 Capital to risk-weighted assets ratio to a total of 7.0% when fully implemented);

•
a minimum ratio of Tier 1 Capital to risk-weighted assets of 6% plus the conservation buffer (which, when fully phased-in during 2019, will result in a minimum required total Tier 1 Capital to risk-weighted assets ratio of 8.5%);

•
a minimum ratio of Total Capital (that is, Tier 1 Capital plus instruments includable in a tier called Tier 2 Capital) to risk-weighted assets of at least 8.0% plus the conservation buffer (which, when fully phased-in during 2019, will result in a minimum Total Capital to risk-weighted assets ratio of 10.5%); and

•	a minimum leverage ratio of 4% (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets).

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
Pursuant to the present rules, we and our bank subsidiary elected, in our March 31, 2015 financial report filed with banking agencies, to opt-out of the requirement to include AOCI in our CET1. As a result, most AOCI items will be treated, for regulatory capital purposes, in the same manner in which they were prior to Basel III.
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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank throughout 2016 was well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $9.1 million of such brokered deposits at December 31, 2016. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

Under the Prompt Corrective Action regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three “undercapitalized” categories (as such term is used in the FDICIA) may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees and dividends; or (vi) divest themselves of all or a part of their operations. Bank holding companies can be called upon to boost the capital of the financial institutions that they control, and to partially guarantee the institutions’ performance under their capital restoration plans. Critically under-capitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.
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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2016, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2016, see Note 8 (Shareholders' Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.
Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2016, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $35.0 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders' Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
Insured depository institutions such as the Bank are also prohibited under the FDICIA from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized.
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
On December 10, 2013, five financial regulatory agencies, including the FRB and FDIC, adopted final rules implementing the so-called Volcker Rule added to banking law by Section 619 of the Dodd-Frank Act. These final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). Community banks like the Bank have been afforded some relief under these final rules from onerous compliance obligations created by the rules; if banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the FRB granted extensions until July 21, 2017 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013 and, in December 2016, provided guidance allowing for additional extensions to the conformance period for certain illiquid funds. We do not expect that the Volcker Rule will have any material financial implications on us or our investments or activities.
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
A major focus of governmental policy on financial institutions is combating money laundering and terrorist financing. The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. In May 2016, the regulations implementing the BSA were amended to require covered institutions such as the Bank to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include, in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which are to include procedures that: (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require the covered institutions to conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. The Bank must comply with these amendments and new requirements by May 11, 2018.
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
The Dodd-Frank Act (discussed in Item 1 - Business - Regulation and Supervision) has resulted in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Many of these provisions remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Accordingly, we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally. However, the Dodd-Frank Act and the regulations promulgated thereunder have imposed additional administrative and regulatory burdens that obligate us to incur additional expenses (which adversely affect our margins and profitability) and increase the risk that we might not comply in all respects with the new requirements. Further, the CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.
The banking industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy. At this time, we are not able to predict the legislative and regulatory changes that may occur in the future. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that cannot accurately be predicted. In addition, our financial condition and results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

The continued phase-in of the Basel III Capital Rules may have an adverse effect on us.
We are subject to certain capital rules adopted by the federal banking agencies that are based on the international Basel III guidelines, which became effective January 1, 2015. See Item 1- Business - Regulation and Supervision. Some of the requirements of these capital rules are being phased in over a three year period that began in 2016. The impact of the continued phase-in of the rules may require us to maintain higher levels of capital in the future than we have maintained in recent years, which could lower our return on equity.
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
We conduct business from offices that are located in 19 contiguous southern Indiana counties and one northern Kentucky county, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. Any material deterioration in the economic conditions in these markets could have direct or indirect material adverse impacts on us, or on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such deterioration could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets, many of which compete with us via Internet and other electronic product and service offerings. In addition, banking and other financial services competitors (including newly organized companies) that are not currently represented by physical locations within our geographic markets could establish office facilities within our markets, including through their acquisition of existing competitors. In December 2016, the OCC announced its intent to make special purpose national bank charters available to financial technology companies. The agency published a paper discussing issues related to chartering special purpose national banks and solicited public comment to help guide its approach to financial innovation. Developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also Part I, Item 1, of this Report, “Business - Competition,” and “Business - Regulation and Supervision.”
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
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 53 other locations in Southern Indiana and one in Northern Kentucky of which 37 are owned by the Company and 17 are leased from third parties.

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

	2016			2015
	High	Low	Cash Dividend	High	Low	Cash Dividend
Fourth Quarter	$53.92	$37.86	$0.18	$34.61	$28.78	$0.17
Third Quarter	$39.37	$31.06	$0.18	$30.71	$28.32	$0.17
Second Quarter	$34.12	$30.35	$0.18	$30.38	$28.18	$0.17
First Quarter	$32.76	$29.99	$0.18	$29.78	$27.84	$0.17
			$0.72			$0.68

The Common Stock was held of record by approximately 3,485 shareholders at March 1, 2017.

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

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2016, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2016 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, and Horizon Bancorp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2016	—	—	—	272,789
November 2016	—	—	—	272,789
December 2016	—	—	—	272,789

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 607,754 of its outstanding common shares, of which the Company had purchased 334,965 common shares through December 31, 2016 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2016.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan. Each of these four plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above. The following table sets forth information regarding these plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	659,687	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	—		$—	659,687

(a)
Any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2017 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2016 during the plan year that commenced in August 2016 have been excluded. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2017, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)
Represents 384,951 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 274,736 shares that were available for grant or issuance at December 31, 2016 under the 2009 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following: (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company’s shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 (Shareholders' Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data). Year-to-year financial information comparability is affected by the acquisition accounting treatment for mergers and acquisitions, including but not limited to the Company’s acquisition of United Commerce Bancorp, effective October 1, 2013 and the Company's acquisition of River Valley Bancorp, effective March 1, 2016.

	2016	2015	2014	2013	2012
Summary of Operations:
Interest Income	$103,365	$81,620	$80,386	$75,672	$77,160
Interest Expense	8,461	6,068	6,047	7,155	10,912
Net Interest Income	94,904	75,552	74,339	68,517	66,248
Provision for Loan Losses	1,200	—	150	350	2,412
Net Interest Income after Provision For Loan Losses	93,704	75,552	74,189	68,167	63,836
Non-interest Income	32,013	27,444	23,937	23,615	21,811
Non-interest Expense	76,587	61,326	57,713	54,905	50,923
Income before Income Taxes	49,130	41,670	40,413	36,877	34,724
Income Tax Expense	13,946	11,606	12,069	11,464	10,669
Net Income	$35,184	$30,064	$28,344	$25,413	$24,055

Year-end Balances:
Total Assets	$2,955,994	$2,373,701	$2,237,099	$2,163,827	$2,006,300
Total Loans, Net of Unearned Income	1,989,955	1,564,347	1,447,982	1,382,382	1,204,866
Total Deposits	2,349,551	1,826,376	1,779,761	1,812,156	1,640,931
Total Long-term Debt	120,560	95,606	64,591	87,237	89,472
Total Shareholders’ Equity	330,267	252,348	228,824	200,097	185,026

Average Balances:
Total Assets	$2,841,096	$2,267,555	$2,170,761	$2,037,236	$1,934,123
Total Loans, Net of Unearned Income	1,904,779	1,483,752	1,406,000	1,272,055	1,147,891
Total Deposits	2,249,892	1,825,913	1,783,348	1,695,796	1,618,712
Total Shareholders’ Equity	321,520	241,018	214,496	189,689	177,207

Per Share Data:
Net Income (1)	$2.36	$2.27	$2.14	$1.98	$1.90
Cash Dividends	0.72	0.68	0.64	0.60	0.56
Book Value at Year-end	21.64	19.00	17.31	15.19	14.64

Other Data at Year-end:
Number of Shareholders	3,513	3,343	3,398	3,444	3,105
Number of Employees	605	479	473	478	439
Weighted Average Number of Shares (1)	14,927,410	13,258,916	13,223,178	12,807,678	12,637,743

Selected Performance Ratios:
Return on Assets	1.24%	1.33%	1.31%	1.25%	1.24%
Return on Equity	10.94%	12.47%	13.21%	13.40%	13.57%
Equity to Assets	11.17%	10.63%	10.23%	9.25%	9.22%
Dividend Payout	30.21%	29.97%	29.81%	30.18%	29.38%
Net Charge-offs (Recoveries) to Average Loans	0.04%	0.03%	(0.01)%	0.10%	0.19%
Allowance for Loan Losses to Loans	0.74%	0.92%	1.03%	1.05%	1.29%
Net Interest Margin	3.75%	3.70%	3.76%	3.67%	3.74%

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2014 through 2016 and its financial condition as of December 31, 2016 and 2015. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 15 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

On March 1, 2016 (as discussed in Note 17 (Business Combinations) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 17 is incorporated herein by reference), the Company completed its acquisition of River Valley Bancorp and its subsidiaries, including River Valley Financial Bank. This transaction significantly increased the levels of the Company’s total assets, liabilities, shareholders equity. River Valley's consolidated assets and equity (unaudited) as of February 29, 2016 totaled $516.3 million and $56.6 million, respectively. The transaction was accounted for under the acquisition method of accounting. Under the acquisition method, the purchase price was allocated to identifiable assets and assumed liabilities based on their fair values. Any excess was accounted for as goodwill. Intangible assets with definite lives are being amortized over their estimated useful lives. Goodwill and intangible assets determined to have indefinite lives will not be amortized, but will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management of the Company determines that the value of goodwill or intangible assets has become impaired, an impairment charge will be recorded in the fiscal quarter in which such determination is made.

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

MANAGEMENT OVERVIEW

Net income for the year ended December 31, 2016 totaled $35,184,000 or $2.36 per share, an increase of $5,120,000, or approximately 4% on a per share basis, from the year ended December 31, 2015 net income of $30,064,000 or $2.27 per share. The level of earnings during 2016 represented the Company's seventh consecutive year of record earnings performance and also represented the twelfth consecutive year of double digit return on shareholders' equity.

On March 1, 2016, the Company completed its acquisition of River Valley Bancorp and its subsidiaries, including River Valley Financial Bank. Immediately following this transaction, River Valley Bancorp’s subsidiary bank, River Valley Financial Bank, was merged into German American’s similarly-named subsidiary bank, German American Bancorp. This transaction provided a strategic opportunity for German American to enhance its presence in the Southeast Indiana market area.

The 2016 results of operations included the operations of River Valley for ten months and were impacted by merger related charges associated with the closing of the River Valley transaction. These merger related charges totaled approximately $4,318,000, or $2,725,000 on an after tax basis, which represented approximately $0.18 per share during 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for the Company presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this Report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments, and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale, income tax expense, and the valuation of goodwill and other intangible assets.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of December 31, 2016, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $4,327,000 and gross unrealized losses totaled approximately $14,096,000.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2016 totaled $35,184,000 or $2.36 per share, an increase of $5,120,000, or approximately 4% on a per share basis, from the year ended December 31, 2015 net income of $30,064,000 or $2.27 per share. The 2016 results of operations included ten month's operations of River Valley and were impacted by merger related charges associated with the closing of the River Valley transaction which was effective March 1, 2016. These merger related charges totaled approximately $4,318,000, or $2,725,000 on an after tax basis, which represented approximately $0.18 per share during 2016.

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

Net interest income increased $19,352,000, or 26% (an increase of $20,398,000 or 26% on a tax-equivalent basis), for year ended December 31, 2016 compared with 2015. The increased level of net interest income during 2016 compared with 2015 was driven primarily by a higher level of earning assets resulting from the acquisition of River Valley and from organic loan growth, which excludes the purchased River Valley loan portfolio.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.75% during 2016 compared to 3.70% during 2015. The tax equivalent yield on earning assets totaled 4.07% during 2016 compared to 3.98% in 2015, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.32% during 2016 compared to 0.28% in 2015.

The increase in the net interest margin during 2016 was primarily attributable to an increase in the amount of accretion of loan discounts on acquired loans combined with an increased loan yield stemming largely from the addition of the River Valley loan portfolio and a securities portfolio mix shift to a higher percentage of total securities in non-taxable securities rather than in taxable securities, partially offset by a higher cost of funds. Accretion of loan discounts on acquired loans contributed approximately 13 basis points to the net interest margin on an annualized basis during 2016 and 4 basis points in 2015. The increase in accretion during 2016 was largely attributable to loans acquired in the River Valley merger transaction.The increase in the cost of funds was largely attributable to the increase in short-term market interest rates that occurred late in the fourth quarter of 2015 and to the addition of the River Valley deposit portfolio.

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

The tax equivalent net interest margin was 3.70% in 2015 compared to 3.76% during 2014.  The yield on earning assets totaled 3.98% during 2015 compared to 4.06% in 2014 while the cost of funds totaled 0.28% during 2015 compared to 0.30% in 2014.

The decline in the net interest margin during 2015 compared with 2014 was largely attributable to the continued downward pressure on earning asset yields that was driven by the low market interest rate environment and a competitive marketplace for lending opportunities. Partially mitigating the decline in earning asset yields was the continued decline in the Company's cost of funds. Accretion of loan discounts on acquired loans contributed approximately 4 basis points to the net interest margin during 2015 compared with 6 basis points during 2014.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 35% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2016			Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$22,180	$74	0.33%	$19,187	$13	0.07%	$14,056	$12	0.09%

Securities:
Taxable	484,744	9,638	1.99%	455,303	9,017	1.98%	493,144	10,409	2.11%
Non-taxable	238,300	11,464	4.81%	178,929	9,001	5.03%	131,962	6,721	5.09%
Total Loans and Leases (2)	1,904,779	86,755	4.55%	1,483,752	67,109	4.52%	1,406,000	65,896	4.69%

TOTAL INTEREST EARNING ASSETS	2,650,003	107,931	4.07%	2,137,171	85,140	3.98%	2,045,162	83,038	4.06%

Other Assets	206,213			145,517			141,287
Less: Allowance for Loan Losses	(15,120)			(15,133)			(15,688)

TOTAL ASSETS	$2,841,096			$2,267,555			$2,170,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$755,775	$1,745	0.23%	$574,021	$796	0.14%	$552,966	$724	0.13%
Savings Deposits and Money Market Accounts	566,818	770	0.14%	471,058	547	0.12%	485,277	570	0.12%
Time Deposits	414,100	2,672	0.65%	350,522	2,633	0.75%	336,269	2,834	0.84%
FHLB Advances and Other Borrowings	242,483	3,274	1.35%	178,767	2,092	1.17%	160,101	1,919	1.20%

TOTAL INTEREST-BEARING LIABILITIES	1,979,176	8,461	0.43%	1,574,368	6,068	0.39%	1,534,613	6,047	0.39%

Demand Deposit Accounts	513,199			430,312			408,836
Other Liabilities	27,201			21,857			12,816
TOTAL LIABILITIES	2,519,576			2,026,537			1,956,265

Shareholders’ Equity	321,520			241,018			214,496

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,841,096			$2,267,555			$2,170,761

COST OF FUNDS			0.32%			0.28%			0.30%

NET INTEREST INCOME		$99,470			$79,072			$76,991

NET INTEREST MARGIN			3.75%			3.70%			3.76%

(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $4,283, $2,102 and $2,036 for 2016, 2015 and 2014, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2016 compared to 2015 Increase / (Decrease) Due to (1)			2015 compared to 2014 Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$3	$58	$61	$4	$(3)	$1
Taxable Securities	585	36	621	(771)	(621)	(1,392)
Non-taxable Securities	2,871	(408)	2,463	2,363	(83)	2,280
Loans and Leases	19,172	474	19,646	3,566	(2,353)	1,213
Total Interest Income	22,631	160	22,791	5,162	(3,060)	2,102

Interest Expense:
Savings and Interest-bearing Demand	418	754	1,172	9	40	49
Time Deposits	440	(401)	39	116	(317)	(201)
FHLB Advances and Other Borrowings	826	356	1,182	219	(46)	173
Total Interest Expense	1,684	709	2,393	344	(323)	21

Net Interest Income	$20,947	$(549)	$20,398	$4,818	$(2,737)	$2,081

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $1,200,000, $0, and $150,000 in 2016, 2015, and 2014, respectively.

During 2016, the provision for loan loss represented approximately 6 basis points of average loans on an annualized basis. The increased level of provision during 2016 was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss and was largely related to an increased level of allowance for loan loss that has been allocated to the Company's agricultural loan portfolio. The Company realized net charge-offs of $830,000 or 4 basis points of average loans outstanding during 2016, compared with net charge-offs of $491,000 or 3 basis points of average loans outstanding during 2015.

The Company’s allowance for loan losses represented 0.74% of total loans at year-end 2016 compared with 0.92% of total loans at year-end 2015. The year-over-year decline in the allowance for loan loss as a percent of total loans was the result of the acquisition of River Valley. Under acquisition accounting, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.

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

NON-INTEREST INCOME

During 2016, non-interest income increased approximately 17% from with the increase largely the result of the acquisition of River Valley and an increase in the level of gains on the sale of securities. The year ended December 31, 2016 included ten months of River Valley operations while 2015 had no operations of River Valley included. During 2015, non-interest income increased $3,507,000 or 15% compared with 2014.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2016	2015	2014	2016	2015
Trust and Investment Product Fees	$4,644	$3,957	$3,675	17%	8%
Service Charges on Deposit Accounts	5,973	4,826	4,829	24	n/m (1)
Insurance Revenues	7,741	7,489	7,255	3	3
Company Owned Life Insurance	987	846	826	17	2
Interchange Fee Income	2,532	2,127	1,961	19	8
Other Operating Income	4,798	4,515	2,018	6	124
Subtotal	26,675	23,760	20,564	12	16
Net Gains on Sales of Loans	3,359	2,959	1,892	14	56
Net Gains on Securities	1,979	725	1,481	173	(51)
TOTAL NON-INTEREST INCOME	$32,013	$27,444	$23,937	17	15

(1)	n/m = not meaningful

Trust and investment product fees increased $687,000, or 17%, during 2016 compared with 2015 primarily due to growth in assets under management within the Company's trust advisory group with this growth coming through both the existing footprint of the Company and the River Valley acquisition. Trust and investment product fees increased $282,000, or 8%, during 2015 compared with 2014 primarily due to growth in assets under management within the Company's trust advisory group.

Service charges on deposit accounts increased $1,147,000, or 24%, during 2016 compared with 2015 due primarily to the River Valley acquisition. Service charges on deposit accounts were flat during 2015 compared with 2014.

Insurance revenues increased $252,000, or 3%, during 2016 as compared to 2015 as a result of increased commercial insurance revenue, personal lines insurance revenue and contingency revenue. Insurance revenues increased $234,000, or 3%, during 2015 as compared to 2014 as a result of increased commercial insurance revenue partially offset by a decline in contingency revenue. Contingency revenue totaled $1,114,000 in 2016 compared with $949,000 in 2015 and $1,049,000 in 2014. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Net gains on sales of loans increased $400,000, or 14%, during 2016 compared with 2015. Net gains on sales of loans increased $1,067,000, or 56%, during 2015 compared with 2014. Loan sales for 2016, 2015, and 2014 totaled $133.6 million, $132.6 million, $99.4 million, respectively.

During 2016, the Company realized net gains on the sale of securities of $1,979,000 related to the sale of approximately $163.1 million. During 2015, the Company realized net gains on the sale of securities of $725,000 related to the sale of approximately $18.3 million of securities. During 2014, the Company realized net gains on the sale of securities of $1,481,000 related to the sale of approximately $58.7 million of securities.

NON-INTEREST EXPENSE

During 2016, non-interest expense increased $15,261,000, or 25%, compared with 2015. During 2016, the Company recorded costs related to the River Valley merger transaction that totaled $4,318,000. The majority of the remainder of the increase in operating expenses during 2016 compared with 2015 were related to the operating costs of River Valley. During 2015, non-interest expense increased $3,613,000, or 6%, compared with 2014.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2016	2015	2014	2016	2015
Salaries and Employee Benefits	$43,961	$35,042	$32,710	25%	7%
Occupancy, Furniture and Equipment Expense	8,558	6,812	7,047	26	(3)
FDIC Premiums	1,151	1,144	1,113	1	3
Data Processing Fees	5,686	3,541	3,675	61	(4)
Professional Fees	3,672	2,661	2,294	38	16
Advertising and Promotion	2,657	3,669	1,977	(28)	86
Intangible Amortization	1,062	790	1,254	34	(37)
Other Operating Expenses	9,840	7,667	7,643	28	n/m (1)
TOTAL NON-INTEREST EXPENSE	$76,587	$61,326	$57,713	25	6

(1)	n/m = not meaningful

Salaries and benefits increased $8,919,000, or 25%, in 2016 compared with 2015. Included in the increase in 2016 was $1,934,000 of merger costs related to the settlement of various employment and benefit arrangements. The remainder of the increase was largely related to a higher number of full-time equivalent employees stemming from the acquisition of River Valley. Salaries and benefits increased $2,332,000, or 7%, during 2015 compared with 2014. The increase in salaries and benefits during 2015 compared with 2014 was attributable to increased costs associated with the Company's partially self insured health insurance plan, costs related to the Company's long-term equity and short-term cash incentive compensation plans and variable compensation related to an increased level of secondary market mortgage loan production and insurance revenues.

Occupancy, furniture and equipment expense increased $1,746,000, or 26%, in 2016 compared with 2015. This increase was related to the operation of River Valley's 15 branch network during 2016. Occupancy, furniture and equipment expense decreased $235,000, or 3%, in 2015 compared with 2014.

Data processing fees increased $2,145,000, or 61%, in 2016 compared with 2015. Included in the increase was $1,288,000 of merger costs related to the consolidation of various data processing and information systems. Data processing fees declined $134,000, or 4%, in 2015 compared with 2014.

Professional fees increased $1,011,000, or 38%, in 2016 compared with 2015. Included in the increase in 2016 was $770,000 of merger related costs. Professional fees increased $367,000, or 16%, during 2015 compared with 2014. The increase was largely attributable to professional fees associated with the acquisition of River Valley.

Advertising and promotion declined $1,012,000, or 28%, during 2016 compared with 2015. The decline in advertising and promotion during 2016 compared with 2015 was related to the recognition of a $1,750,000 contribution expense during 2015 in connection with the donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas. Advertising and promotion expense increased $1,692,000, or 86%, during 2015 compared with 2014 primarily due to the aforementioned donation.

Intangible amortization increased $272,000, or 34%, during 2016 compared with 2015 due primarily to amortization of the core deposit intangible related to the River Valley acquisition. Intangible amortization declined $464,000, or 37%, during 2015 compared with 2014 due primarily to lower levels of amortization of core deposit intangible from previous bank acquisition transactions.

Other operating expenses increased $2,173,000, or 28%, in 2016 compared with 2015. Included in the increase in 2016 was $284,000 of merger related costs. The inclusion of River Valley's operations was the primary driver of the remainder of the increase. Other operating expenses were flat in 2015 compared with 2014.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 28.4%, 27.9%, and 29.9%, respectively, in 2016, 2015, and 2014. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax. See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2016, shareholders’ equity increased by $77.9 million to $330.3 million compared with $252.3 million at year-end 2015. The increase in shareholders' equity was largely attributable to the issuance of the Company's common shares in the acquisition of River Valley. Approximately 1,942,000 shares were issued to River Valley shareholders resulting in an increase to shareholders' equity of $61.9 million. The increase in shareholders' equity was also attributable to an increase of $24.6 million in retained earnings offset by a decline of $10.2 million in accumulated other comprehensive income primarily related to the decrease in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 11.2% of total assets at December 31, 2016 and 10.6% of total assets at December 31, 2015. Shareholders’ equity included $56.9 million of goodwill and other intangible assets at December 31, 2016 compared to $21.8 million of goodwill and other intangible assets at December 31, 2015. The increase in goodwill and other intangible assets was attributable to the acquisition of River Valley.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For December 31, 2016, the capital conservation buffer was 0.625%. At December 31, 2016, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The tables below present the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	12/31/2016 Ratio	12/31/2015 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	13.30%	13.71%	8.00%	N/A
Bank	12.48%	12.08%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.66%	12.92%	6.00%	N/A
Bank	11.84%	11.28%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.19%	12.63%	4.50%	N/A
Bank	11.84%	11.28%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.09%	10.15%	4.00%	N/A
Bank	9.46%	8.87%	4.00%	5.00%
(1) Excludes capital conservation buffer.

Under the the final rules provided for by Basel III, accumulated other comprehensive income ("AOCI") was to be included in a banking organization's Common Equity Tier 1 capital. The final rules allowed community banks to make a one-time election not to include the additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The Company elected, in its March 31, 2015 regulatory filings (Call Report and FR Y-9), to opt-out and continue the existing treatment of AOCI for regulatory capital purposes.

USES OF FUNDS

LOANS

December 31, 2016 total loans increased $425.3 million, or 27%, compared with December 31, 2015. The year-over-year increase was largely attributable to the acquisition of River Valley as well as growth within the Company's existing branch network, excluding River Valley, which totaled approximately $117.8 million, or 8% growth. During 2016, from the Company's existing branch network, commercial real estate loans increased $82.2 million, or 13%, agricultural loans increased $15.2 million, or 6%, and consumer loans including home equity loans increased $19.6 million, or 13%.

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

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2016. The portfolio is most heavily concentrated in commercial real estate loans at 43% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate, including multi-family housing, was limited to 31% of the total loan portfolio at year-end 2016. The Company’s commercial lending is extended to various industries, including multi-family housing and hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company has only limited exposure in construction and development lending with this segment representing approximately 4% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Commercial and Industrial Loans and Leases	$457,372	$418,154	$380,079	$350,955	$335,373
Commercial Real Estate Loans	856,094	618,788	583,086	582,066	488,496
Agricultural Loans	303,128	246,886	216,774	192,880	179,906
Home Equity and Consumer Loans	193,520	147,931	134,847	130,628	115,540
Residential Mortgage Loans	183,290	136,316	137,204	128,683	88,586
Total Loans	1,993,404	1,568,075	1,451,990	1,385,212	1,207,901
Less: Unearned Income	(3,449)	(3,728)	(4,008)	(2,830)	(3,035)
Subtotal	1,989,955	1,564,347	1,447,982	1,382,382	1,204,866
Less: Allowance for Loan Losses	(14,808)	(14,438)	(14,929)	(14,584)	(15,520)
Loans, Net	$1,975,147	$1,549,909	$1,433,053	$1,367,798	$1,189,346

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	23%	27%	26%	25%	28%
Commercial Real Estate Loans	43%	39%	40%	42%	40%
Agricultural Loans	15%	16%	15%	14%	15%
Home Equity and Consumer Loans	10%	9%	9%	10%	10%
Residential Mortgage Loans	9%	9%	10%	9%	7%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2016, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands). $723.5 million included in the table below are variable loans that are currently at their floors.

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$636,013	$807,970	$172,611	$1,616,594

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$184,577	$796,004

INVESTMENTS

The investment portfolio is a principal source for funding the Company’s loan growth and other liquidity needs of its subsidiaries. The Company’s securities portfolio primarily consists of money market securities, uncollateralized federal agency securities, municipal obligations of state and political subdivisions, and mortgage-backed securities and collateralized mortgage obligations (MBS/CMO - Residential) issued by U.S. government agencies. Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments. The composition of the year-end balances in the investment portfolio is presented in Note 2 (Securities) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and in the table below:

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2016	%	2015	%	2014	%

Federal Funds Sold and Other Short-term Investments	$16,349	2%	$15,947	2%	$8,965	2%
U.S. Treasury and Agency Securities	—	—	10,000	2	20,000	3
Obligations of State and Political Subdivisions	247,350	34	195,360	30	147,505	23
MBS/CMO - Residential	471,852	64	426,087	66	458,709	72
Equity Securities	353	n/m (1)	353	n/m (1)	353	n/m (1)
Total Securities Portfolio	$735,904	100%	$647,747	100%	$635,532	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $88.2 million, or 14%, at year-end 2016 compared with year-end 2015 and increased $12.2 million at year-end 2015 compared with year-end 2014. The increase during 2016 was largely attributable to the River Valley acquisition. The largest concentration in the investment portfolio continues to be in mortgage related securities representing 64% of the total securities portfolio at December 31, 2016. The Company’s level of obligations of state and political subdivisions increased to $247.4 million or 34% of the portfolio at December 31, 2016.

Investment Securities, at Carrying Value
(dollars in thousands)

	December 31,
Securities Held-to-Maturity	2016	2015	2014
Obligations of State and Political Subdivisions	$—	$95	$184

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$—	$9,898	$19,561
Obligations of State and Political Subdivisions	247,519	203,628	153,777
MBS/CMO - Residential	461,914	423,961	457,304
Equity Securities	353	353	353
Subtotal of Securities Available-for-Sale	709,786	637,840	630,995
Total Securities	$709,786	$637,935	$631,179

The Company’s $709.8 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2016 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2016
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of State and Political Subdivisions	$3,387	5.12%	$16,300	5.15%	$75,164	4.97%	$152,499	4.41%
MBS/CMO - Residential	4	3.82%	68	4.59%	3,194	3.29%	468,586	2.20%

Total Securities	$3,391	5.12%	$16,368	5.15%	$78,358	4.90%	$621,085	2.74%

A tax-equivalent adjustment using a tax rate of 35 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2016. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”) and junior subordinated debentures, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Borrowings	$116,795	$53,984	$46,285	$5,551	$10,975
Time Deposits	378,181	212,480	111,104	54,479	118
Capital Lease Obligations	7,625	519	1,038	1,038	5,030
Operating Lease Commitments	6,180	951	1,280	1,033	2,916
Total Contractual Obligations	$508,781	$267,934	$159,707	$62,101	$19,039

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2016	2015	2014	2016	2015
Demand Deposits
Non-interest-bearing	$513,199	$430,312	$408,836	19%	5%
Interest-bearing	755,775	574,021	552,966	32	4
Savings Deposits	215,032	165,302	150,773	30	10
Money Market Accounts	351,786	305,756	334,504	15	(9)
Other Time Deposits	219,408	193,263	210,294	14	(8)
Total Core Deposits	2,055,200	1,668,654	1,657,373	23	1
Certificates of Deposits of $100,000 or more and Brokered Deposits	194,692	157,259	125,975	24	25
FHLB Advances and Other Borrowings	242,483	178,767	160,101	36	12
Total Funding Sources	$2,492,375	$2,004,680	$1,943,449	24	3

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 Thru 6 Months	6 Thru 12 Months	Over 12 Months	Total
December 31, 2016	$44,314	$39,445	$33,283	$53,315	$170,357

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $386.5 million, or 23%, during 2016 following a $11.3 million, or 1%, increase during 2015. During 2016, the most significant contributor to the increase level of core deposits was the acquisition of River Valley, which occurred on March 1, 2016. All categories of average core deposits increased. During 2015, average demand deposits (non-interest bearing and interest bearing) increased $42.5 million and average savings deposits increased $14.5 million while average money market demand deposits declined $28.7 million and average time deposits under $100,000 declined $17.0 million.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 82% of average total funding sources during 2016 compared with 83% during 2015 and 85% during 2014.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 24% during 2016 following 2% growth during 2015. Average demand, savings, and money market deposits totaled $1.836 billion or 89% of core deposits (74% of total funding sources) in 2016 compared with $1.475 billion or 88% of core deposits (74% of total funding sources) in 2015 and $1.447 billion or 87% of core deposits (74% of total funding sources) in 2014.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits increased by 14% during 2016 following a decline of 8% during 2015. Other time deposits comprised 11% of core deposits in 2016, 12% in 2015 and 13% in 2014.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds increased $63.7 million, or 36%, during 2016 following an increase of $18.7 million, or 12%, during 2015. Borrowings comprised approximately 10% of average total funding sources during 2016 compared with 9% in 2015 and 8% in 2014.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $37.4 million, or 24% during 2016 following an increase of $31.3 million, or 25% during 2015. Large certificates and brokered deposits comprised approximately

8% of average total funding sources in 2016 compared with 8% in 2015 and 7% in 2014. This type of funding is used as both long-term and short-term funding sources.

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

At year-end 2016, the Company has available to it a $20 million revolving line of credit facility that will mature on December 27, 2017. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon 90-day LIBOR plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2016.

Effective January 1, 2011, and as a result of the acquisition of American Community Bancorp, Inc., the Company assumed long-term debt obligations of American Community in the form of two junior subordinated debentures issued by American Community in the aggregate unpaid principal amount of approximately $8.3 million. Effective March 1, 2016, and as a result of the acquisition of River Valley Bancorp, the Company assumed long-term debt obligations of River Valley in the form of a junior subordinated debenture issued by River Valley in the aggregate unpaid principal amount of approximately $7.2 million.

The junior subordinated debentures were issued to certain statutory trusts established by American Community and River Valley (in support of related issuances of trust preferred securities issued by those trusts) and mature in installments of principal payable in 2035 and 2033, respectively, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2016 approximately $10.8 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

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

Allowance for Loan Losses (dollars in thousands)	Years Ended December 31,
	2016	2015	2014	2013	2012

Balance of Allowance for Possible Losses at Beginning of Period	$14,438	$14,929	$14,584	$15,520	$15,312

Loans Charged-off:
Commercial and Industrial Loans and Leases	66	36	199	503	162
Commercial Real Estate Loans	54	350	329	538	1,789
Agricultural Loans	22	—	—	—	—
Home Equity and Consumer Loans	612	345	370	607	380
Residential Mortgage Loans	346	233	117	24	199
Total Loans Charged-off	1,100	964	1,015	1,672	2,530

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	32	102	111	128	74
Commercial Real Estate Loans	10	107	863	102	97
Agricultural Loans	1	—	—	—	—
Home Equity and Consumer Loans	211	246	215	148	125
Residential Mortgage Loans	16	18	21	8	30
Total Recoveries	270	473	1,210	386	326

Net Loans Recovered (Charged-off)	(830)	(491)	195	(1,286)	(2,204)
Additions to Allowance Charged to Expense	1,200	—	150	350	2,412
Balance at End of Period	$14,808	$14,438	$14,929	$14,584	$15,520

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.04%	0.03%	(0.01)%	0.10%	0.19%
Provision for Loan Losses to Average Loans Outstanding	0.06%	0.00%	0.01%	0.03%	0.21%
Allowance for Loan Losses to Total Loans at Year-end	0.74%	0.92%	1.03%	1.05%	1.29%
The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Commercial and Industrial Loans and Leases	$3,725	$4,242	$4,627	$3,983	$4,555
Commercial Real Estate Loans	5,452	6,342	7,273	8,335	8,931
Agricultural Loans	4,094	2,115	1,123	946	989
Home Equity and Consumer Loans	518	613	600	427	355
Residential Mortgage Loans	329	414	622	281	186
Unallocated	690	712	684	612	504

Total Allowance for Loan Losses	$14,808	$14,438	$14,929	$14,584	$15,520

The Company’s allowance for loan losses totaled $14.8 million at December 31, 2016 representing an increase of $370,000, or 3%, compared with year-end 2015. During 2016, the overall allowance for loan and lease losses was increased in the agricultural sector as a result of qualitative considerations for current economic conditions and trends which included a decline in the aggregate debt service coverage ratios for agricultural borrowers and a decline in per acre values of crop production real estate. The allowance for commercial real estate loans declined during 2016 primarily as a result of the repayment of a single non-accrual commercial real estate credit during the third quarter of 2016. This credit relationship was considered impaired and therefore had a specific allocation assigned prior to repayment.

The allowance for loan losses represented 0.74% of period-end loans at December 31, 2016 compared with 0.92% of period-end loans at December 31, 2015. The decline in the allowance for loan loss as a percent of total loans was the result of the acquisition of River Valley. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $10.0 million as of December 31, 2016 and $3.0 million at December 31, 2015.

The Company realized net charge-offs of $830,000, or 0.04% of average loans outstanding during 2016, compared with net charge-offs of $491,000, or 0.03% of average loans during 2015.

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

Non-performing Assets	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Non-accrual Loans	$3,793	$3,143	$5,970	$8,378	$10,357
Past Due Loans (90 days or more)	2	143	140	8	—
Total Non-performing Loans	3,795	3,286	6,110	8,386	10,357
Other Real Estate	242	169	356	1,029	1,645
Total Non-performing Assets	$4,037	$3,455	$6,466	$9,415	$12,002

Restructured Loans	$28	$2,203	$2,726	$2,418	$362

Non-performing Loans to Total Loans	0.19%	0.21%	0.42%	0.61%	0.86%

Allowance for Loan Losses to Non-performing Loans	390.20%	439.38%	244.34%	173.91%	149.85%

Non-performing assets totaled $4.0 million, or 0.14% of total assets at December 31, 2016 compared to $3.5 million, or 0.15% of total assets at December 31, 2015. Non-performing loans totaled $3.8 million, or 0.19% of total loans at December 31, 2016 compared to $3.3 million, or 0.21% of total loans at December 31, 2015. The increase in non-performing assets and non-performing loans during the 2016 was primarily attributable to the merger transaction with River Valley which included $2.5 million of non-accrual loans at December 31, 2016.

The following tables present an analysis of the Company's non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Commercial and Industrial Loans and Leases	$86	$134	$161	$31	$2,480
Commercial Real Estate Loans	1,408	2,047	3,460	6,658	7,275
Agricultural Loans	792	—	—	—	—
Home Equity Loans	73	204	268	114	178
Consumer Loans	85	90	196	236	167
Residential Mortgage Loans	1,349	668	1,885	1,339	257
Total	$3,793	$3,143	$5,970	$8,378	$10,357

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Commercial and Industrial Loans and Leases	$2	$96	$68	$—	$—
Commercial Real Estate Loans	—	47	—	8	—
Agricultural Loans	—	—	72	—	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$2	$143	$140	$8	$—

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2016 or 2015. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment, including purchase credit impaired loans, totaled $2.5 million at December 31, 2016. For additional detail on impaired loans, see Note 4 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-accrual loans for 2016 was $127,000. The gross interest income that would have been recognized in 2016 on non-performing loans if the loans had been current in accordance with their original terms was $532,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

Interest Rate Sensitivity as of December 31, 2016 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$93,644	(4.27)%
+1%	95,589	(2.29)%
Base	97,825	—
-1%	94,348	(3.55)%
-2%	91,548	(6.42)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2016 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity. As an example, a gradual change in rates compared with a sudden and significant change in interest rates can impact rate movement of the Company’s variable rate commercial and agricultural loan portfolio due to the Company’s extensive utilization of interest rate floors in its commercial and agricultural portfolio.

The Company’s loan portfolio as of December 31, 2016 totaled approximately $2.0 billion of which approximately $1.6 billion were commercial and industrial, commercial real estate, and agricultural loans and leases. Within the commercial and agricultural portfolio, approximately 19% were fixed rate and 81% were variable rate loans. Of the total commercial and agricultural variable rate loans, approximately 14% are currently at their interest rate floors, which are, on a weighted average basis, approximately 86 basis points above their fully indexed rate based on current market interest rates.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2016 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$370,975	(10.11)%	13.44%	(75) b.p.
+1%	392,322	(4.94)%	13.85%	(34) b.p.
Base	412,697	—	14.19%	—
-1%	388,446	(5.88)%	13.09%	(110) b.p.
-2%	327,413	(20.67)%	10.94%	(325) b.p.

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
Jasper, Indiana

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited German American Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). German American Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of German American Bancorp, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, German American Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Indianapolis, Indiana
March 9, 2017

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2016	2015
ASSETS
Cash and Due from Banks	$48,467	$36,062
Federal Funds Sold and Other Short-term Investments	16,349	15,947

Cash and Cash Equivalents	64,816	52,009

Securities Available-for-Sale, at Fair Value	709,786	637,840
Securities Held-to-Maturity, at Cost (Fair value of $0 and $95 on December 31, 2016 and 2015, respectively)	—	95

Loans Held-for-Sale, at Fair Value	15,273	10,762

Loans	1,993,404	1,568,075
Less: Unearned Income	(3,449)	(3,728)
Allowance for Loan Losses	(14,808)	(14,438)
Loans, Net	1,975,147	1,549,909

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	8,571
Premises, Furniture and Equipment, Net	48,230	37,817
Other Real Estate	242	169
Goodwill	54,058	20,536
Intangible Assets	2,835	1,283
Company Owned Life Insurance	46,642	32,732
Accrued Interest Receivable and Other Assets	25,917	21,978

TOTAL ASSETS	$2,955,994	$2,373,701

LIABILITIES
Non-interest-bearing Demand Deposits	$571,989	$465,357
Interest-bearing Demand, Savings, and Money Market Accounts	1,399,381	1,054,983
Time Deposits	378,181	306,036

Total Deposits	2,349,551	1,826,376

FHLB Advances and Other Borrowings	258,114	273,323
Accrued Interest Payable and Other Liabilities	18,062	21,654

TOTAL LIABILITIES	2,625,727	2,121,353

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 30,000,000 shares authorized	15,261	13,279
Additional Paid-in Capital	171,744	110,145
Retained Earnings	149,666	125,112
Accumulated Other Comprehensive (Loss) Income	(6,404)	3,812

TOTAL SHAREHOLDERS’ EQUITY	330,267	252,348

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,955,994	$2,373,701

End of period shares issued and outstanding	15,261,431	13,278,824

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2016	2015	2014
INTEREST INCOME

Interest and Fees on Loans	$86,202	$66,740	$65,597
Interest on Federal Funds Sold and Other Short-term Investments	74	13	12
Interest and Dividends on Securities:
Taxable	9,638	9,017	10,409
Non-taxable	7,451	5,850	4,368

TOTAL INTEREST INCOME	103,365	81,620	80,386

INTEREST EXPENSE

Interest on Deposits	5,187	3,976	4,128
Interest on FHLB Advances and Other Borrowings	3,274	2,092	1,919

TOTAL INTEREST EXPENSE	8,461	6,068	6,047

NET INTEREST INCOME	94,904	75,552	74,339

Provision for Loan Losses	1,200	—	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	93,704	75,552	74,189

NON-INTEREST INCOME

Trust and Investment Product Fees	4,644	3,957	3,675
Service Charges on Deposit Accounts	5,973	4,826	4,829
Insurance Revenues	7,741	7,489	7,255
Company Owned Life Insurance	987	846	826
Debit Interchange Fee Income	2,532	2,127	1,961
Other Operating Income	4,798	4,515	2,018
Net Gains on Sales of Loans	3,359	2,959	1,892
Net Gains on Securities	1,979	725	1,481

TOTAL NON-INTEREST INCOME	32,013	27,444	23,937

NON-INTEREST EXPENSE

Salaries and Employee Benefits	43,961	35,042	32,710
Occupancy Expense	6,297	4,939	5,094
Furniture and Equipment Expense	2,261	1,873	1,953
FDIC Premiums	1,151	1,144	1,113
Data Processing Fees	5,686	3,541	3,675
Professional Fees	3,672	2,661	2,294
Advertising and Promotion	2,657	3,669	1,977
Intangible Amortization	1,062	790	1,254
Other Operating Expenses	9,840	7,667	7,643

TOTAL NON-INTEREST EXPENSE	76,587	61,326	57,713

Income before Income Taxes	49,130	41,670	40,413
Income Tax Expense	13,946	11,606	12,069

NET INCOME	$35,184	$30,064	$28,344

Basic Earnings per Share	$2.36	$2.27	$2.15
Diluted Earnings per Share	$2.36	$2.27	$2.14

See accompanying notes to the consolidated financial statements

Consolidated Statements of Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2016	2015	2014

NET INCOME	$35,184	$30,064	$28,344

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(13,830)	2,153	14,146
Reclassification Adjustment for Gains Included in Net Income	(1,979)	(725)	(1,481)
Tax Effect	5,607	(496)	(4,476)
Net of Tax	(10,202)	932	8,189
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	(24)	(22)	(96)
Reclassification Adjustment for Amortization of Prior Service Cost and Net Loss Included in Net Periodic Pension Cost	6	5	50
Tax Effect	4	7	10
Net of Tax	(14)	(10)	(36)

Total Other Comprehensive Income (Loss)	(10,216)	922	8,153

COMPREHENSIVE INCOME	$24,968	$30,986	$36,497

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2014	13,173,793	$13,174	$108,022	$84,164	$(5,263)	$200,097

Net Income				28,344		28,344
Other Comprehensive Income (Loss)					8,153	8,153
Cash Dividends ($.64 per share)				(8,450)		(8,450)
Issuance of Common Stock for:
Exercise of Stock Options	6,640	7	43			50
Restricted Share Grants	35,367	35	592			627
Employee Stock Purchase Plan			(37)			(37)
Income Tax Benefit From Restricted Share Vesting			40			40

Balances, December 31, 2014	13,215,800	13,216	108,660	104,058	2,890	228,824

Net Income				30,064		30,064
Other Comprehensive Income (Loss)					922	922
Cash Dividends ($.68 per share)				(9,010)		(9,010)
Issuance of Common Stock for:
Exercise of Stock Options	12,985	13	36			49
Restricted Share Grants	34,826	35	928			963
Employee Stock Purchase Plan	15,213	15	432			447
Income Tax Benefit From Restricted Share Vesting			89			89

Balances, December 31, 2015	13,278,824	13,279	110,145	125,112	3,812	252,348

Net Income				35,184		35,184
Other Comprehensive Income (Loss)					(10,216)	(10,216)
Cash Dividends ($.72 per share)				(10,630)		(10,630)
Issuance of Common Stock for:
Exercise of Stock Options	4,166	4	51			55
Acquisition of River Valley Bancorp	1,942,429	1,942	59,977			61,919
Restricted Share Grants	36,012	36	1,371			1,407
Income Tax Benefit From Restricted Share Vesting			200			200

Balances, December 31, 2016	15,261,431	$15,261	$171,744	$149,666	$(6,404)	$330,267

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015	2014
Net Income	$35,184	$30,064	$28,344
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	3,675	2,548	2,025
Depreciation and Amortization	4,315	4,264	4,810
Loans Originated for Sale	(138,192)	(137,687)	(96,760)
Proceeds from Sales of Loans Held-for-Sale	137,307	136,088	101,608
Provision for Loan Losses	1,200	—	150
Gain on Sale of Loans, net	(3,359)	(2,959)	(1,892)
Gain on Securities, net	(1,979)	(725)	(1,481)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(55)	63	(58)
Loss on Disposition and Donation of Premises and Equipment	5	389	93
Post Retirement Medical Benefit	7	15	29
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,068)	(689)	(865)
Equity Based Compensation	1,407	963	627
Excess Tax Benefit from Restricted Share Grant	200	89	40
Change in Assets and Liabilities:
Interest Receivable and Other Assets	5,813	172	(10,119)
Interest Payable and Other Liabilities	(2,547)	(1,328)	9,917
Net Cash from Operating Activities	41,913	31,267	36,468

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Other Short-term Investments	(1,000)	—	—
Proceeds from Maturity of Other Short-term Investments	1,992	100	—
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	103,301	90,702	78,735
Proceeds from Sales of Securities Available-for-Sale	165,102	18,999	60,164
Purchase of Securities Available-for-Sale	(225,456)	(116,942)	(151,740)
Proceeds from Maturities of Securities Held-to-Maturity	95	89	84
Purchase of Federal Home Loan Bank Stock	(1,350)	(2,395)	(91)
Proceeds from Redemption of Federal Home Loan Bank Stock	—	864	2,055
Purchase of Loans	(5,383)	(9,895)	(8,132)
Proceeds from Sales of Loans	2,029	—	—
Loans Made to Customers, net of Payments Received	(106,198)	(108,007)	(58,587)
Proceeds from Sales of Other Real Estate	1,429	1,170	2,045
Property and Equipment Expenditures	(5,234)	(1,614)	(3,053)
Proceeds from Sales of Property and Equipment	—	—	23
Acquisition of River Valley Bancorp	(1,016)	—	—
Net Cash from Investing Activities	(71,689)	(126,929)	(78,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	118,231	46,630	(32,364)
Change in Short-term Borrowings	(40,163)	36,244	87,940
Advances in Long-term Debt	—	75,000	20,321
Repayments of Long-term Debt	(24,910)	(44,135)	(43,117)
Issuance of Common Stock	55	49	50
Employee Stock Purchase Plan	—	447	(37)
Dividends Paid	(10,630)	(9,010)	(8,450)
Net Cash from Financing Activities	42,583	105,225	24,343

Net Change in Cash and Cash Equivalents	12,807	9,563	(17,686)
Cash and Cash Equivalents at Beginning of Year	52,009	42,446	60,132
Cash and Cash Equivalents at End of Year	$64,816	$52,009	$42,446

Cash Paid During the Year for
Interest	$8,348	$6,146	$6,071
Income Taxes	9,254	9,083	11,267

Supplemental Non Cash Disclosures (See Note 17 for Business Combinations)
Loans Transferred to Other Real Estate	$565	$1,046	$1,314
Reclassification of Land to Other Assets	664	—	—

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

Loans
Loans that management originates and has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral net of disposition costs. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and risk classifications and is based on the actual loss history experienced by the Company over a 20 quarter average. The Company separately assigns allocations for substandard and special mention commercial and agricultural credits as well as other categories of loans based on migration analysis techniques. This actual loss experience is supplemented with other external and internal factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Loans and Retail Loans. Commercial Loans have been classified according to the following risk characteristics: Commercial and Industrial Loans and Leases, Commercial Real Estate, and Agricultural Loans. Commercial and Industrial loans are primarily based on the cash flows of the business operations and secured by assets being financed and other assets such as accounts receivable and inventory. Commercial Real Estate Loans and Agricultural Loans are primarily based on cash flow of the borrower and their business and further secured by real estate. All types of commercial and agricultural (real estate secured and non-real estate) may also come with personal guarantees of the borrowers and business owners. Retail Loans have been classified according to the following risk characteristics: Home Equity Loans, Consumer Loans and Residential Mortgage Loans. Retail loans are generally dependent on personal income of the customer, and repayment is dependent on borrower’s personal cash flow and employment status which can be affected by general economic conditions. Additionally, collateral values may fluctuate based on the impact of economic conditions on residential real estate values and other consumer type assets such as automobiles.

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

Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts when available or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Through the acquisition of River Valley Bancorp in 2016, German American acquired a portfolio of servicing rights on mortgage loans. The fair value of mortgage servicing rights were $611 at December 31, 2016.

On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

Servicing fee income is reported on the income statement as other operating income. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing right is netted against loan servicing fee income.

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

Restrictions on Cash
At December 31, 2016 and 2015, respectively, the Company was required to have $11,659 and $8,262 on deposit with the Federal Reserve, or as cash on hand.

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") amended existing guidance (ASU 2014-09 Revenue From Contracts With Customers) related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for public business entities for fiscal periods beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this pronouncement to have a material impact on the Company's consolidated results of operations and financial condition as the Company's core revenue does not fall under this guidance.

In January 2016, the FASB amended existing guidance (ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) that requires existing guidance that requires equity investments (except those accounted for under the equity method of account, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates that requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company notes that the impact of adoption is to carry the equity security at fair value through the income statement or at cost, less impairment when fair value is not readily determinable, with observable price changes being recognized in earnings. The Company doesn't expect the impact to be material. For additional information on this equity security, see Note 2 - Securities.

In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Based on our leases outstanding as of December 31, 2016, the Company does not expect this new guidance to have a material impact on the consolidated results of operation. However as a result of this new guidance, the Company anticipates an estimated increase in its Consolidated Balance Sheet of approximately $6,000. This impact will vary based on the Company's future decisions to enter into new lease agreements or exit/renew current lease agreements prior to the date of implementation.

In June 2016, the FASB issued guidance (ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company recognizes that there may be a cumulative adjustment at the time of adoption, but can not estimate the amount at this time.

In August 2016, the FASB issued this ASU (ASU No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments) to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the following:

•	Debt Prepayment or Debt Extinguishment Costs;

•	Settlement of Zero-Coupon Bonds or Debt with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate;

•	Contingent Consideration payments Made Soon After a Business Combination;

•	Proceeds From the Settlement of Insurance Claims;

•	Proceeds From the Settlement of BOLI and COLI Policies;

•	Distributions Received From Equity Method Investees;

•	Beneficial Interests in Securitization Transactions; and

•	Application of the Predominance Principle.
These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. This guidance currently has no material impact on the Company's Consolidated Statements of Cash Flows; however, the Company will continue to monitor it going forward.

NOTE 2 - Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2016
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	247,350	3,847	(3,678)	247,519
MBS/CMO – Residential	471,852	480	(10,418)	461,914
Equity Securities	353	—	—	353
Total	$719,555	$4,327	$(14,096)	$709,786

2015
U.S. Treasury and Agency Securities	$10,000	$—	$(102)	$9,898
Obligations of State and Political Subdivisions	195,360	8,286	(18)	203,628
MBS/CMO - Residential	426,087	2,114	(4,240)	423,961
Equity Securities	353	—	—	353
Total	$631,800	$10,400	$(4,360)	$637,840

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Equity securities that do not have readily determinable fair values are included in the above totals and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The carrying amount, unrecognized gains and losses and fair value of Securities Held-to-Maturity were as follows:

Securities Held-to-Maturity:	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2016
Obligations of State and Political Subdivisions	$—	$—	$—	$—

2015
Obligations of State and Political Subdivisions	$95	$—	$—	$95

The amortized cost and fair value of Securities at December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$3,387	$3,413
Due after one year through five years	16,300	16,806
Due after five years through ten years	75,164	77,023
Due after ten years	152,499	150,277
MBS/CMO - Residential	471,852	461,914
Equity Securities	353	353
Total	$719,555	$709,786

Proceeds from the Sales of Securities are summarized below:

	2016	2015	2014
	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$165,102	$18,999	$60,164
Gross Gains on Sales	1,979	725	1,481

Income Taxes on Gross Gains	693	254	518

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $186,572 and $154,628 as of December 31, 2016 and 2015, respectively.

Below is a summary of securities with unrealized losses as of year-end 2016 and 2015, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
At December 31, 2016
U.S. Treasury and Agency Securities	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	108,918	(3,678)	—	—	108,918	(3,678)
MBS/CMO - Residential	356,040	(8,782)	47,271	(1,636)	403,311	(10,418)
Equity Securities	—	—	—	—	—	—
Total	$464,958	$(12,460)	$47,271	$(1,636)	$512,229	$(14,096)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
At December 31, 2015
U.S. Treasury and Agency Securities	$—	$—	$9,898	$(102)	$9,898	$(102)
Obligations of State and Political Subdivisions	1,891	(15)	356	(3)	2,247	(18)
MBS/CMO - Residential	150,427	(1,173)	129,040	(3,067)	279,467	(4,240)
Equity Securities	—	—	—	—	—	—
Total	$152,318	$(1,188)	$139,294	$(3,172)	$291,612	$(4,360)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company doesn’t intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates, therefore, the Company does not consider these securities to be other-than-temporarily impaired. All mortgage-backed securities and collateralized mortgages obligations (MBS/CMO - Residential) in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company’s equity securities consist of one non-controlling investment in a single banking organization at December 31, 2016 and 2015. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.

NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $67.9 million and $36.8 million at December 31, 2016 and 2015, respectively. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	December 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$67,902	$1,291	$36,781	$1,201

Included in Other Liabilities:
Interest Rate Swaps	$67,902	$1,238	$36,781	$1,232

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Derivatives (continued)

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Interest Rate Swaps:
Included in Other Income	$1,207	$491	$15

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2016	2015
Commercial:
Commercial and Industrial Loans and Leases	$457,372	$418,154
Commercial Real Estate Loans	856,094	618,788
Agricultural Loans	303,128	246,886
Retail:
Home Equity Loans	133,575	97,902
Consumer Loans	59,945	50,029
Residential Mortgage Loans	183,290	136,316
Subtotal	1,993,404	1,568,075
Less: Unearned Income	(3,449)	(3,728)
Allowance for Loan Losses	(14,808)	(14,438)
Loans, net	$1,975,147	$1,549,909

As further described in Note 17, during 2016 the company acquired loans with a fair value of $317,760 as a part of a business combination. This was made up of loans with an acquired balance of $328,431, net of $10,671 of fair value discounts at date of acquisition. At December 31, 2016, the remaining carrying amount of such loans total $261,450, which is included in the December 31, 2016 table above. This amount is made up of loans with a remaining unpaid principal balance of $269,014 net of remaining fair value discounts of $7,564.

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2016, 2015, and 2014:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2016
Beginning Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438
Provision for Loan Losses	(483)	(846)	2,000	33	273	245	(22)	1,200
Recoveries	32	10	1	3	208	16	—	270
Loans Charged-off	(66)	(54)	(22)	(136)	(476)	(346)	—	(1,100)
Ending Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2015
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	(451)	(688)	992	160	(48)	7	28	—
Recoveries	102	107	—	10	236	18	—	473
Loans Charged-off	(36)	(350)	—	(33)	(312)	(233)	—	(964)
Ending Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2014
Beginning Balance	$3,983	$8,335	$946	$239	$188	$281	$612	$14,584
Provision for Loan Losses	732	(1,596)	177	37	291	437	72	150
Recoveries	111	863	—	42	173	21	—	1,210
Loans Charged-off	(199)	(329)	—	(72)	(298)	(117)	—	(1,015)
Ending Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2016 and 2015:

December 31, 2016	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$255	$24	$231	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,448	3,698	5,172	4,046	283	230	329	690
Acquired with Deteriorated Credit Quality	105	3	49	48	—	5	—	—
Total Ending Allowance Balance	$14,808	$3,725	$5,452	$4,094	$283	$235	$329	$690

Loans:
Loans Individually Evaluated for Impairment	$1,239	$113	$832	$294	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,989,128	456,769	849,510	305,946	134,032	60,046	182,825	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,048	1,656	7,688	706	—	53	945	n/m(2)
Total Ending Loans Balance (1)	$2,001,415	$458,538	$858,030	$306,946	$134,032	$60,099	$183,770	n/m(2)

(1) Total recorded investment in loans includes $8,011 in accrued interest.
 (2)n/m = not meaningful

December 31, 2015	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,202	$106	$1,096	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,236	4,136	5,246	2,115	383	230	414	712
Acquired with Deteriorated Credit Quality	—	—	—	—	—	—	—	—
Total Ending Allowance Balance	$14,438	$4,242	$6,342	$2,115	$383	$230	$414	$712

Loans:
Loans Individually Evaluated for Impairment	$4,435	$1,578	$2,845	$12	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,562,037	416,273	611,955	249,687	98,167	50,169	135,786	n/m(2)
Loans Acquired with Deteriorated Credit Quality	7,555	1,325	5,363	—	—	—	867	n/m(2)
Total Ending Loans Balance (1)	$1,574,027	$419,176	$620,163	$249,699	$98,167	$50,169	$136,653	n/m(2)

(1) Total recorded investment in loans includes $5,952 in accrued interest.
 (2)n/m = not meaningful

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2016 and 2015:

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2016
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$85	$29	$—
Commercial Real Estate Loans	1,278	784	—
Agricultural Loans	356	294	—
Subtotal	1,719	1,107	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	148	107	27
Commercial Real Estate Loans	839	827	280
Agricultural Loans	588	497	48
Subtotal	1,575	1,431	355
Total	$3,294	$2,538	$355

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,018	$531	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$910	$768	$100

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2015
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$161	$161	$—
Commercial Real Estate Loans	1,292	768	—
Agricultural Loans	12	12	—
Subtotal	1,465	941	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,403	1,417	106
Commercial Real Estate Loans	2,207	2,077	1,096
Agricultural Loans	—	—	—
Subtotal	3,610	3,494	1,202
Total	$5,075	$4,435	$1,202

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$528	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the years ended December 31, 2016, 2015 and 2014:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2016
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$295	$29	$15
Commercial Real Estate Loans	1,688	92	73
Agricultural Loans	461	2	1
Subtotal	2,444	123	89
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	102	1	1
Commercial Real Estate Loans	1,587	6	2
Agricultural Loans	249	—	—
Subtotal	1,938	7	3
Total	$4,382	$130	$92

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$489	$21	$10
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$711	$—	$—

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2015
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$447	$29	$29
Commercial Real Estate Loans	1,282	104	103
Agricultural Loans	9	1	1
Subtotal	1,738	134	133
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,726	89	89
Commercial Real Estate Loans	2,840	5	3
Agricultural Loans	—	—	—
Subtotal	4,566	94	92
Total	$6,304	$228	$225

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$196	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2014
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,082	$132	$135
Commercial Real Estate Loans	2,489	84	81
Agricultural Loans	—	—	—
Subtotal	4,571	216	216
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,222	2	2
Commercial Real Estate Loans	3,074	20	16
Agricultural Loans	—	—	—
Subtotal	4,296	22	18
Total	$8,867	$238	$234

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$421	$5	$5
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$328	$—	$—

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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2016 and 2015:

			Loans Past Due 90 Days or More
	Non-Accrual		& Still Accruing
	2016	2015	2016	2015
Commercial and Industrial Loans and Leases	$86	$134	$2	$98
Commercial Real Estate Loans	1,408	2,047	—	48
Agricultural Loans	792	—	—	—
Home Equity Loans	73	204	—	—
Consumer Loans	85	90	—	—
Residential Mortgage Loans	1,349	668	—	—
Total	$3,793	$3,143	$2	$146
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,264	$68	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2016 and 2015:

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2016
Commercial and Industrial Loans and Leases	$458,538	$20	$4	$77	$101	$458,437
Commercial Real Estate Loans	858,030	1,509	21	330	1,860	856,170
Agricultural Loans	306,946	84	50	610	744	306,202
Home Equity Loans	134,032	707	16	73	796	133,236
Consumer Loans	60,099	175	147	85	407	59,692
Residential Mortgage Loans	183,770	3,470	1,251	806	5,527	178,243
Total (1)	$2,001,415	$5,965	$1,489	$1,981	$9,435	$1,991,980
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,048	$130	$—	$627	$757	$10,291
Loans Acquired in Current Year (Included in the Total Above)	$262,809	$2,752	$862	$1,126	$4,740	$258,069

(1) Total recorded investment in loans includes $8,011 in accrued interest.

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2015
Commercial and Industrial Loans and Leases	$419,176	$82	$117	$124	$323	$418,853
Commercial Real Estate Loans	620,163	136	163	104	403	619,760
Agricultural Loans	249,699	—	—	—	—	249,699
Home Equity Loans	98,167	225	8	204	437	97,730
Consumer Loans	50,169	101	40	90	231	49,938
Residential Mortgage Loans	136,653	2,615	154	668	3,437	133,216
Total (1)	$1,574,027	$3,159	$482	$1,190	$4,831	$1,569,196
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,555	$—	$—	$—	$—	$7,555

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

During the years ended December 31, 2016 and 2015, there were no loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of December 31, 2016 and 2015:

	Total	Performing	Non-Accrual(1)
December 31, 2016
Commercial and Industrial Loans and Leases	$28	$28	$—
Commercial Real Estate Loans	—	—	—
Total	$28	$28	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Total	Performing	Non-Accrual(1)
December 31, 2015
Commercial and Industrial Loans and Leases	$1,446	$1,445	$1
Commercial Real Estate Loans	2,455	795	1,660
Total	$3,901	$2,240	$1,661

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company has not committed to lending any additional amounts as of December 31, 2016 and 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, there was one troubled debt restructuring with a recorded investment of $95 for which there was a payment default within twelve months following the modification. The troubled debt restructuring that subsequently defaulted resulted in a decrease to the allowance for loan losses by $90 and a charge-off of $91 during the year ended December 31, 2014.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial and Industrial Loans and Leases	$437,353	$10,454	$10,731	$—	$458,538
Commercial Real Estate Loans	814,033	26,549	17,448	—	858,030
Agricultural Loans	287,975	14,670	4,301	—	306,946
Total	$1,539,361	$51,673	$32,480	$—	$1,623,514
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$1,897	$3,121	$5,032	$—	$10,050
Loans Acquired in Current Year (Included in the Total Above)	$175,915	$11,638	$8,145	$—	$195,698

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial and Industrial Loans and Leases	$393,270	$13,675	$12,231	$—	$419,176
Commercial Real Estate Loans	586,247	25,341	8,575	—	620,163
Agricultural Loans	242,728	5,177	1,794	—	249,699
Total	$1,222,245	$44,193	$22,600	$—	$1,289,038
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$1,572	$3,319	$1,797	$—	$6,688

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2016 and 2015:

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2016
Performing	$133,959	$60,014	$182,421
Nonperforming	73	85	1,349
Total	$134,032	$60,099	$183,770
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$945

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2015
Performing	$97,963	$50,079	$135,985
Nonperforming	204	90	668
Total	$98,167	$50,169	$136,653
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$867

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following table presents financing receivables purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total
December 31, 2016
Purchases	$—	$5,383	$5,383
Sales	—	2,029	2,029

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total
December 31, 2015
Purchases	$4,747	$5,148	$9,895
Sales	—	—	—

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the year ended December 31, 2016 are included in the table below. The value of the purchased loans included in the table are as of acquisition date. There were no such loans purchased during the year ended December 31, 2015.

	2016	2015

Commercial and Industrial Loans	$220	$—
Commercial Real Estate Loans	10,612	—
Agricultural Loans	896	—
Home Equity Loans	—	—
Consumer Loans	87	—
Residential Mortgage Loans	2,279	—
Total	$14,094	$—

Cash Flows Expected to be Collected at Acquisition	$11,051	$—
Fair Value of Acquired Loans at Acquisition	8,807	—

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans at December 31 follows:

	2016	2015	2014

Commercial and Industrial Loans	$1,656	$1,325	$354
Commercial Real Estate Loans	7,688	5,363	6,385
Agricultural Loans	706	—	—
Consumer Loans	53	—	118
Residential Mortgage Loans	945	867	1,504
Total	$11,048	$7,555	$8,361

Carrying Amount, Net of Allowance	$10,943	$7,555	$8,307

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2016	2015	2014

Balance at January 1	$1,279	$1,685	$1,279
New Loans Purchased	1,395	—	—
Accretion of Income	(943)	(483)	(328)
Reclassifications from Non-accretable Difference	985	104	847
Charge-off of Accretable Yield	(195)	(27)	(113)
Balance at December 31	$2,521	$1,279	$1,685

For those purchased loans disclosed above, the Company increased the allowances for loan losses by $107, $0, and $54 during the years ended December 31, 2016, 2015, and 2014. The Company reversed allowances for loan losses of $2 and $54 during the years ended December 31, 2016 and 2015. No allowance for loan losses were reversed during 2014.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $202 and $169 as of December 31, 2016 and 2015.

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2016. A summary of the activity of these loans follows:

Balance January 1, 2016	Additions	Changes in Persons Included	Deductions		Balance December 31, 2016
			Collected	Charged-off

$14,794	$14,615	$191	$(15,324)	$—	$14,276

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2016	2015

Land	$10,255	$9,228
Buildings and Improvements	55,676	45,924
Furniture and Equipment	26,830	23,500
Total Premises, Furniture and Equipment	92,761	78,652
Less: Accumulated Depreciation	(44,531)	(40,835)
Total	$48,230	$37,817

Depreciation expense was $3,774, $3,310 and $3,409 for 2016, 2015 and 2014, respectively.

The Company leases three of its branch buildings under a capital lease. These lease arrangements require monthly payments through 2033. The Company has included the leases in buildings and improvements as follows:

	2016	2015

Capital Leases	$4,219	$4,219
Less: Accumulated Depreciation	(1,102)	(892)
Total	$3,117	$3,327

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Premises, Furniture, and Equipment (continued)

The following is a schedule of future minimum lease payments under the capitalized leases, together with the present value of net minimum lease payments at year end 2016:

2017	$519
2018	519
2019	519
2020	519
2021	519
Thereafter	5,030
Total minimum lease payments	7,625
Less: Amount representing interest	(3,860)
Present Value of Net Minimum Lease Payments	$3,765

NOTE 6 – Deposits

At year end 2016, stated maturities of time deposits were as follows:

2017	$212,480
2018	70,227
2019	40,877
2020	17,068
2021	37,411
Thereafter	118
Total	$378,181

Time deposits of $250 or more and Brokered CDs at December 31, 2016 and 2015 were $92,624 and $100,036, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $9,083 and $19,071 at December 31, 2016 and 2015, respectively.

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2016	2015
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$105,820	$86,403
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	5,474	5,324
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	5,501	—
Capital Lease Obligation	3,765	3,879
Long-term Borrowings	120,560	95,606

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$91,500	$104,000
Federal Funds Purchased	3,642	55,300
Repurchase Agreements	42,412	18,417
Short-term Borrowings	137,554	177,717

Total Borrowings	$258,114	$273,323

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

	2016	2015
Average Daily Balance During the Year	$33,317	$16,181
Average Interest Rate During the Year	0.39%	0.15%
Maximum Month-end Balance During the Year	$45,313	$21,915
Weighted Average Interest Rate at Year-end	0.50%	0.15%

At December 31, 2016, interest rates on the fixed rate long-term FHLB advances ranged from 0.92% to 7.22% with a weighted average rate of 1.67%. At December 31, 2015 interest rates on the fixed rate long-term FHLB advances ranged from 0.92% to 7.22% with a weighted average rate of 1.44%. At December 31, 2016 and 2015, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

At December 31, 2016 and 2015, the parent company had a $20 million line of credit with no outstanding balance. The line of credit matures December 27, 2017. Interest on the line of credit is based upon 90-day LIBOR plus 2.875% and includes an unused commitment fee of 0.25%.

At December 31, 2016, scheduled principal payments on long-term FHLB Advances are as follows:

2017	$53,984
2018	40,210
2019	6,075
2020	551
2021	5,000
Thereafter	—
Total	$105,820

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc. and River Valley Bancorp. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II and RIVR Statutory Trust I. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I, ACB Trust II and RIVR Statutory Trust I. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $10,809 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2016. $5,162 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2015. As a result of the acquisitions of American Community and River Valley these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2016	Variable Rate	Rate as of December 31, 2016	Rate as of December 31, 2015	Maturity Date
ACB Trust I	5/6/2005	$5,155	$3,461	90 day LIBOR + 2.15%	3.15%	2.76%	May, 2035
ACB Trust II	7/15/2005	3,093	2,013	90 day LIBOR + 1.85%	2.77%	2.23%	July, 2035
RIVR Statutory Trust 1	3/26/2003	7,217	5,501	3-Month LIBOR + 3.15%	4.15%	N/A	March, 2033

See also Note 5 regarding the capital lease obligation.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi- year schedule and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0% for 2015 to 2.5% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2016, the Company and Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
At December 31, 2016, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$307,754	13.30%	$185,117	8.00%	N/A	N/A
Bank	288,793	12.48	185,104	8.00	$231,380	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$292,946	12.66%	$138,838	6.00%	N/A	N/A
Bank	273,985	11.84	138,828	6.00	$185,104	8.00%

Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$282,138	12.19%	$104,129	4.50%	N/A	N/A
Bank	273,985	11.84	104,121	4.50	$150,397	6.50%

Tier 1 Core Capital (to Average Assets)
Consolidated	$292,946	10.09%	$116,165	4.00%	N/A	N/A
Bank	273,985	9.46	115,853	4.00	$144,816	5.00%

(1) Excludes capital conservation buffer.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

At December 31, 2015, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total Capital (to Risked Assets)
Consolidated	$247,825	13.71%	$144,563	8.00%	N/A	N/A
Bank	217,723	12.08	144,228	8.00	$180,285	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$233,387	12.92%	$108,422	6.00%	N/A	N/A
Bank	203,285	11.28	108,171	6.00	$144,228	8.00%

Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$228,233	12.63%	$81,317	4.50%	N/A	N/A
Bank	203,285	11.28	81,128	4.50	$117,185	6.50%

Tier 1 Core Capital (to Average Assets)
Consolidated	$233,387	10.15%	$92,001	4.00%	N/A	N/A
Bank	203,285	8.87	91,700	4.00	$114,625	5.00%

(1) Excludes capital conservation buffer.

The Company and the bank at year end 2016 and 2015 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2016 the bank had $35,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2016, the Company has reserved 274,736 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

The following table presents activity for stock options under the Company’s equity incentive plan for 2016:

	Year Ended December 31, 2016
	Number of Options	Weighted Average Price of Options	Weighted Average Life of Options (in years)	Aggregate Intrinsic Value

Outstanding at Beginning of Period	7,000	$13.25
Granted	—	—
Exercised	(7,000)	13.25
Forfeited	—	—
Expired	—	—
Outstanding and Exercisable at End of Period	—	$—	0	$—

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2016, 2015 and 2014:

	2016	2015	2014

Intrinsic Value of Options Exercised	$137	$559	$221
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$55	$224	$76
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

During 2016, 2015 and 2014, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2016, 2015 and 2014 because all outstanding options were fully vested prior to 2007.

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

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2016, 2015, and 2014:

	2016	2015	2014

Restricted Stock Expense	$1,407	$963	$627
Cash Entitlement Expense	570	580	393
Tax Effect	(782)	(615)	(413)
Net of Tax	$1,195	$928	$607

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,774, $1,542, and $1,516 as of December 31, 2016, 2015, and 2014, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2016
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	34,513	$29.79
Granted	36,012	34.54
Issued and Vested	(35,083)	30.71
Forfeited	—	—
Outstanding at End of Period	35,442	$33.48

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 500,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At December 31, 2016, there were 384,951 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

In 2016, the Company recorded $82 of expense, $50 net of tax, for the employee stock purchase plan. In 2015, the Company recorded $22 of expense, $13 net of tax, for the employee stock purchase plan. There was no expense recorded for the employee stock purchase plan in 2014 nor was there any unrecognized compensation expense as of December 31, 2016, 2015 and 2014 for the Employee Stock Purchase Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 607,754 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2016, the Company had purchased 334,965 shares under the program. No shares were purchased under the program during the years ended December 31, 2016, 2015 and 2014.

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $1,121, $999, and $926 for 2016, 2015, and 2014, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $150 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $3,153, $2,666, and $2,066 for 2016, 2015, and 2014, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $1,882 and $1,568 at December 31, 2016 and 2015. Deferred compensation expense was $297, $149, and $172 for 2016, 2015, and 2014, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

The Company entered into early retirement agreements with certain officers of the Company. Accrued benefits payable as a result of the agreements totaled $136 and $267 at December 31, 2016 and 2015, respectively. Expense associated with these agreements totaled $215 and $77 during 2015 and 2014, respectively. The benefits under the agreements will be paid through 2018.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefit Obligations:	2016	2015
Obligation at the Beginning of Year	$783	$746
Unrecognized Loss (Gain)	24	22

Components of Net Periodic Postretirement Benefit Cost
Service Cost	41	42
Interest Cost	29	26

Net Expected Benefit Payments	(63)	(53)
Obligation at End of Year	$814	$783

Components of Postretirement Benefit Expense:	2016	2015	2014
Service Cost	$41	$42	$41
Interest Cost	29	26	28
Amortization of Unrecognized Net (Gain) Loss	6	5	—
Net Postretirement Benefit Expense	76	73	69

Net (Gain) Loss During Period Recognized in Other Comprehensive Income (Loss)	18	17	46

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$94	$90	$115

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2016	2015	2014
Discount Rate	3.72%	3.82%	3.62%

Assumed Health Care Cost Trend Rates at Year-end:	2016	2015
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	5.00%	5.00%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2022	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2016:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$6	$(5)
Effect on Postretirement Benefit Obligation	$48	$(44)

Contributions
The Company expects to contribute $59 to its postretirement medical and life insurance plan in 2017.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Estimated Future Benefits
The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2017	$59
2018	61
2019	69
2020	73
2021	68
2022-2026	417

Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $54 in 2016. Specific plan asset and accumulated benefit information for the Company's portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 ("ERISA"), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA, but at December 31, 2016, there was no intention to withdraw.

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under ERISA and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $163,183 and $190,751 for the plan years ended June 30, 2015 and 2014, respectively. The Company's contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2016 were not more than 5% of total contributions to the Pentegra DB Plan.

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2016	2015	2014

Current Federal	$11,468	$11,407	$9,179
Current State	447	898	393
Deferred Federal	1,611	(920)	1,928
Deferred State	420	221	569
Total	$13,946	$11,606	$12,069

Income tax expense is reconciled to the 35% statutory rate applied to the pre-tax income for the years presented in the table below:

	2016	2015	2014

Statutory Rate Times Pre-tax Income	$17,195	$14,585	$14,145
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(2,929)	(2,250)	(1,697)
State Income Tax, Net of Federal Tax Effect	564	727	625
General Business Tax Credits	(621)	(750)	(562)
Company Owned Life Insurance	(346)	(296)	(289)
Other Differences	83	(410)	(153)
Total Income Taxes	$13,946	$11,606	$12,069

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

The net deferred tax liability at December 31 consists of the following:

	2016	2015
Deferred Tax Assets:
Allowance for Loan Losses	$5,269	$4,913
Unrealized Loss on Securities	3,456	—
Deferred Compensation and Employee Benefits	1,146	1,030
Other-than-temporary Impairment	377	378
Accrued Expenses	956	641
Business Combination Fair Value Adjustments	2,838	376
Pension and Postretirement Plans	67	57
Other Real Estate Owned	—	133
Non-Accrual Loan Interest Income	158	255
Net Operating Loss Carryforward	196	7
Unused Tax Credits	86	—
Other	472	352
Total Deferred Tax Assets	15,021	8,142
Deferred Tax Liabilities:
Depreciation	(1,612)	(800)
Leasing Activities, Net	(9,845)	(8,970)
Unrealized Gain on Securities	—	(2,150)
FHLB Stock Dividends	(304)	(235)
Prepaid Expenses	(461)	(502)
Intangibles	(1,113)	(353)
Deferred Loan Fees	(691)	(591)
Mortgage Servicing Rights	(231)	—
General Business Tax Credits	(235)	(178)
Other	(1,692)	(1,044)
Total Deferred Tax Liabilities	(16,184)	(14,823)
Valuation Allowance	—	—
Net Deferred Tax Liability	$(1,163)	$(6,681)

The Company has federal and state net operating loss carryforwards of $561 and $106, respectively. These carryforwards expire in 2027.

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

Retained earnings at December 31, 2016, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2016 was approximately $1,762.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2016, 2015, and 2014, and did not recognize any increase in unrecognized benefits during 2016 relative to any tax positions taken in 2016. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2016, 2015, and 2014. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2012. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2012.

NOTE 11 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2016	2015	2014
Basic Earnings per Share:
Net Income	$35,184	$30,064	$28,344
Weighted Average Shares Outstanding	14,926,091	13,255,002	13,202,822

Basic Earnings per Share	$2.36	$2.27	$2.15

Diluted Earnings per Share:
Net Income	$35,184	$30,064	$28,344

Weighted Average Shares Outstanding	14,926,091	13,255,002	13,202,822
Stock Options, Net	1,319	3,914	20,356
Diluted Weighted Average Shares Outstanding	14,927,410	13,258,916	13,223,178

Diluted Earnings per Share	$2.36	$2.27	$2.14

There were no anti-dilutive shares at December 31, 2016, 2015, and 2014.

NOTE 12 – Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2016, 2015 and 2014 was $1,215, $753, and $652 respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments for premises and equipment at year end 2016:

2017	$951
2018	666
2019	614
2020	538
2021	495
Thereafter	2,916
Total	$6,180

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$10,081	$237,087	$8,590	$178,828
Commercial Operating Lines	24,598	274,619	14,280	215,244
Residential Mortgages	13,760	765	14,588	66
Total Commitments to Fund Loans	$48,439	$512,471	$37,458	$394,138

Commitments to Sell Loans:
Mandatory	$973	$—	$—	$—
Non-mandatory	$30,708	$677	$25,925	$—

Standby Letters of Credit	$1,059	$7,869	$1,075	$5,944

The fixed rate commitments to fund loans have interest rates ranging from 2.00% to 18.00% and maturities ranging from less than 1 year to 32 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2016, the Company held $7.6 million in Level 3 securities which consist of $7.3 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

Loan Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	240,224	7,295	247,519
Mortgage-backed Securities-Residential	—	461,914	—	461,914
Equity Securities	—	—	353	353
Total Securities	$—	$702,138	$7,648	$709,786

Loans Held-for-Sale	$—	$15,273	$—	$15,273

Derivative Assets	$—	$1,291	$—	$1,291

Mortgage Servicing Rights	$—	$611	$—	$611

Derivative Liabilities	$—	$1,238	$—	$1,238

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury and Agency Securities	$—	$9,898	$—	$9,898
Obligations of State and Political Subdivisions	—	194,608	9,020	203,628
Mortgage-backed Securities-Residential	—	423,961	—	423,961
Equity Securities	—	—	353	353
Total Securities	$—	$628,467	$9,373	$637,840

Loans Held-for-Sale	$—	$10,762	$—	$10,762

Derivative Assets	$—	$1,201	$—	$1,201

Mortgage Servicing Rights	$—	$—	$—	$—

Derivative Liabilities	$—	$1,232	$—	$1,232

There were no transfers between Level 1 and Level 2 for the periods ended December 31, 2016 and 2015.

At December 31, 2016, the aggregate fair value of the Loans Held-for-Sale was $15,273, aggregate contractual principal balance was $14,983 with a difference of $290. At December 31, 2015, the aggregate fair value of the Loans Held-for-Sale was $10,762, aggregate contractual principal balance was $10,559 with a difference of $203.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

	Obligations of State and Political Subdivisions		Equity Securities
	2016	2015	2016	2015
Balance of Recurring Level 3 Assets at January 1	$9,020	$10,141	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	(75)	(6)	—	—
Maturities / Calls	(1,650)	(1,115)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at December 31	$7,295	$9,020	$353	$353

Of the total gain/loss included in earnings for the year ended December 31, 2016, ($75) was attributable to other changes in fair value. Of the total gain/loss included in earnings for the year ended December 31, 2015, $(6) was attributable to other changes in fair value. The years ended December 31, 2016 and December 31, 2015 included no gain/loss attributable to interest income on securities.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$79	$79
Commercial Real Estate Loans	—	—	545	545
Agricultural Loans	—	—	449	449

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$15	$15
Commercial Real Estate Loans	—	—	960	960

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,428 with a valuation allowance of $355, resulting in an increase to the provision for loan losses of $215 for the year ended December 31, 2016. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,148 with a valuation allowance of $1,173, resulting in a decrease to the provision for loan losses of $286 for the year ended December 31, 2015.

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2016 and 2015. A charge to earnings through Other Operating Income of $75 was included in the year ended December 31, 2016. No charge to earnings was included in the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and 2015:

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$79	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 100% (74%)
Impaired Loans - Commercial Real Estate Loans	$545	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 77% (49%)
Impaired Loans - Agricultural Loans	$449	Sales comparison approach	Adjustment for physical condition of comparable properties sold	32% (32%)

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial Industrial Loans	$15	Sales comparison approach	Adjustment for physical condition of comparable properties sold	82% - 100% (82%)
Impaired Loans - Commercial Real Estate Loans	$960	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 86% (75%)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2016 and 2015. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$64,816	$48,467	$16,349	$—	$64,816
Securities Held-to-Maturity	—	—	—	—	—
Loans, Net	1,974,074	—	—	1,980,523	1,980,523
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	11,413	—	3,289	8,124	11,413
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,971,370)	(1,971,370)	—	—	(1,971,370)
Time Deposits	(378,181)	—	(378,000)	—	(378,000)
Short-term Borrowings	(137,554)	—	(137,554)	—	(137,554)
Long-term Debt	(120,560)	—	(109,709)	(10,793)	(120,502)
Accrued Interest Payable	(789)	—	(775)	(14)	(789)

		Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$52,009	$36,062	$15,947	$—	$52,009
Securities Held-to-Maturity	95	—	95	—	95
Loans, Net	1,548,934	—	—	1,551,497	1,551,497
FHLB Stock and Other Restricted Stock	8,571	N/A	N/A	N/A	N/A
Accrued Interest Receivable	8,803	—	2,722	6,081	8,803
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,520,340)	(1,520,340)	—	—	(1,520,340)
Time Deposits	(306,036)	—	(305,965)	—	(305,965)
Short-term Borrowings	(177,717)	—	(177,717)	—	(177,717)
Long-term Debt	(95,606)	—	(90,473)	(5,538)	(96,011)
Accrued Interest Payable	(676)	—	(668)	(8)	(676)

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 51 banking offices at December 31, 2016. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2016
Net Interest Income	$95,562	$1	$7	$(666)	$94,904
Net Gains on Sales of Loans	3,359	—	—	—	3,359
Net Gains on Securities	1,979	—	—	—	1,979
Trust and Investment Product Fees	(3)	4,662	—	(15)	4,644
Insurance Revenues	23	29	7,689	—	7,741
Noncash Items:
Provision for Loan Losses	1,200	—	—	—	1,200
Depreciation and Amortization	4,002	3	72	238	4,315
Income Tax Expense (Benefit)	14,306	168	741	(1,269)	13,946
Segment Profit (Loss)	35,070	227	1,147	(1,260)	35,184
Segment Assets at December 31, 2016	2,958,585	1,851	8,494	(12,936)	2,955,994

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2015
Net Interest Income	$75,939	$8	$6	$(401)	$75,552
Net Gains on Sales of Loans	2,959	—	—	—	2,959
Net Gains on Securities	698	—	—	27	725
Trust and Investment Product Fees	3	3,957	—	(3)	3,957
Insurance Revenues	24	33	7,432	—	7,489
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	3,994	13	107	150	4,264
Income Tax Expense (Benefit)	11,836	(24)	663	(869)	11,606
Segment Profit (Loss)	29,461	(70)	1,003	(330)	30,064
Segment Assets at December 31, 2015	2,367,296	1,338	7,022	(1,955)	2,373,701

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2014
Net Interest Income	$74,801	$16	$4	$(482)	$74,339
Net Gains on Sales of Loans	1,892	—	—	—	1,892
Net Gains on Securities	1,481	—	—	—	1,481
Trust and Investment Product Fees	4	3,671	—	—	3,675
Insurance Revenues	29	38	7,188	—	7,255
Noncash Items:
Provision for Loan Losses	150	—	—	—	150
Depreciation and Amortization	4,527	23	110	150	4,810
Income Tax Expense (Benefit)	12,258	(156)	737	(770)	12,069
Segment Profit (Loss)	27,589	(259)	1,059	(45)	28,344
Segment Assets at December 31, 2014	2,242,456	11,401	6,429	(23,187)	2,237,099

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Cash	$10,217	$19,112
Securities Available-for-Sale, at Fair Value	353	353
Investment in Subsidiary Bank	322,138	227,417
Investment in Non-banking Subsidiaries	4,673	4,399
Other Assets	9,577	11,030
Total Assets	$346,958	$262,311

LIABILITIES
Borrowings	$10,975	$5,324
Other Liabilities	5,716	4,639
Total Liabilities	16,691	9,963

SHAREHOLDERS’ EQUITY
Common Stock	15,261	13,279
Additional Paid-in Capital	171,744	110,145
Retained Earnings	149,666	125,112
Accumulated Other Comprehensive Income (Loss)	(6,404)	3,812
Total Shareholders’ Equity	330,267	252,348
Total Liabilities and Shareholders’ Equity	$346,958	$262,311

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
INCOME
Dividends from Subsidiaries
Bank	$15,000	$15,900	$20,000
Non-bank	1,000	1,504	—
Interest Income	20	30	27
Other Income (Loss)	(27)	21	25
Total Income	15,993	17,455	20,052

EXPENSES
Salaries and Employee Benefits	1,006	500	462
Professional Fees	1,096	739	319
Occupancy and Equipment Expense	13	8	7
Interest Expense	742	491	580
Other Expenses	750	657	629
Total Expenses	3,607	2,395	1,997
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	12,386	15,060	18,055
Income Tax Benefit	1,284	893	791
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	13,670	15,953	18,846
Equity in Undistributed Income of Subsidiaries	21,514	14,111	9,498
NET INCOME	35,184	30,064	28,344

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	(10,202)	932	8,189
Changes in Unrecognized (Loss) in Postretirement Benefit Obligation, Net	(14)	(10)	(36)
TOTAL COMPREHENSIVE INCOME	$24,968	$30,986	$36,497

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$35,184	$30,064	$28,344
Adjustments to Reconcile Net Income to Net Cash from Operations
Change in Other Assets	2,085	(5,331)	654
Change in Other Liabilities	310	1,226	275
Equity Based Compensation	1,407	963	627
Excess Tax Benefit from Restricted Share Grant	200	89	40
Equity in Excess Undistributed Income of Subsidiaries	(21,514)	(14,111)	(9,498)
Net Cash from Operating Activities	17,672	12,900	20,442

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used for Business Acquisitions	(15,992)	—	—
Net Cash from Investing Activities	(15,992)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-term Debt	—	(4,000)	(3,000)
Issuance of Common Stock	55	49	50
Employee Stock Purchase Plan	—	447	(37)
Dividends Paid	(10,630)	(9,010)	(8,450)
Net Cash from Financing Activities	(10,575)	(12,514)	(11,437)

Net Change in Cash and Cash Equivalents	(8,895)	386	9,005
Cash and Cash Equivalents at Beginning of Year	19,112	18,726	9,721
Cash and Cash Equivalents at End of Year	$10,217	$19,112	$18,726

NOTE 17 – Business Combinations, Goodwill and Intangible Assets

Effective March 1, 2016, the Company acquired River Valley Bancorp ("River Valley") and its subsidiaries, including River Valley Financial Bank, pursuant to an Agreement and Plan of Reorganization dated October 26, 2015. The acquisition was accomplished by the merger of River Valley with and into the Company, immediately followed by the merger of River Valley Financial Bank with and into the Company's bank subsidiary, German American Bancorp. River Valley Financial Bank operated 14 banking offices in Southeast Indiana and 1 banking office in Northern Kentucky. River Valley's consolidated assets and equity (unaudited) as of February 29, 2016 totaled $516.3 million and $56.6 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with ASC 805, the Company has expensed approximately $4.3 million of direct acquisition costs and recorded $33.5 million of goodwill and $2.6 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $33.5 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the River Valley acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

Consideration
Cash for Options and Fractional Shares	$395
Cash Consideration	24,975
Equity Instruments	62,022

Fair Value of Total Consideration Transferred	$87,392

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$17,877
Federal Funds Sold and Other Short-term Investments	6,477
Interest-bearing Time Deposits with Banks	992
Securities	132,396
Loans	317,760
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	3,127
Premises, Furniture & Equipment	9,650
Other Real Estate	882
Intangible Assets	2,613
Company Owned Life Insurance	12,842
Accrued Interest Receivable and Other Assets	9,139
Deposits - Non-interest Bearing	(9,584)
Deposits - Interest Bearing	(395,862)
FHLB Advances and Other Borrowings	(49,910)
Accrued Interest Payable and Other Liabilities	(4,529)

Total Identifiable Net Assets	$53,870

Goodwill	$33,522

Under the terms of the merger agreement, the Company issued approximately 1,942,000 shares of its common stock to the former shareholders of River Valley. Each River Valley common shareholder of record at the effective time of the merger became entitled to receive 0.770 shares of common stock of the Company for each of their former shares of River Valley common stock.

In connection with the closing of the merger, the Company paid to River Valley's shareholders of record at the close of business on February 29, 2016, cash consideration of $9.90 per River Valley share (an aggregate of $24,975 to shareholders) and the Company paid approximately $395 to persons who held options to purchase River Valley common stock (all of which rights were canceled at the effective time of the merger and were not assumed by the Company).

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which are loans that have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value of $309.0 million and unpaid principal of $316.4 million on the date of acquisition.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2015 after giving effect to certain adjustments. The unaudited pro forma information for the years ended December 31, 2016 and 2015 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

	Pro Forma Year Ended 12/31/2016	Pro Forma Year Ended 12/31/2015

Net Interest Income	$97,796	$96,269
Non-interest Income	32,655	32,042
Total Revenue	130,451	128,311
Provision for Loan Losses Expense	1,200	—
Non-interest Expense	74,231	76,415
Income Before Income Taxes	55,020	51,896
Income Tax Expense	16,089	14,029
Net Income	38,931	37,867
Earnings Per Share and Diluted Earnings Per Share	$2.55	$2.49

The above pro forma financial information includes approximately $5,344 of net income and $18,527 of total revenue related to the operations of River Valley during the year ended 2016. The above pro forma financial information related to 2016 excludes non-recurring merger costs that totaled $4,318 on a pre-tax basis for the year ended December 31, 2016. The above pro forma financial information excludes the River Valley provision for loan loss recognized during the year ended 2016. Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan loss recognized during the year ended December 31, 2015 was presumed to not be necessary.

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2016, 2015, and 2014, were classified as follows:

	2016	2015	2014

Beginning of Year	$20,536	$20,536	$20,536
Acquired Goodwill	33,522	—	—
Impairment	—	—	—
End of Year	$54,058	$20,536	$20,536

Of the $54,058 carrying amount of goodwill, $52,726 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2016. Of the $20,536 carrying amount of goodwill, $19,204 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the periods ended December 31, 2015 and 2014.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2016, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:	2016
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$11,617	$8,782
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	5,199
Total	$17,073	$14,238

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Business Combinations, Goodwill and Intangible Assets (continued)

Acquired intangible assets were as follows as of year end:	2015
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$9,004	$7,748
Unidentified Branch Acquisition Intangible	257	257
Insurance
Customer List	5,199	5,171
Total	$14,460	$13,176

Amortization Expense was $1,062, $790 and $1,254, for 2016, 2015 and 2014.

Estimated amortization expense for each of the next five years is as follows:

2017	$912
2018	723
2019	534
2020	353
2021	199

NOTE 18 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ending December 31, 2016 and 2015, net of tax:

December 31, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$3,890	$(78)	$3,812
Other Comprehensive Income (Loss) Before Reclassification	(8,916)	(18)	(8,934)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,286)	4	(1,282)
Net Current Period Other
Comprehensive Income (Loss)	(10,202)	(14)	(10,216)
Ending Balance	$(6,312)	$(92)	$(6,404)

December 31, 2015	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$2,958	$(68)	$2,890
Other Comprehensive Income (Loss) Before Reclassification	1,403	(13)	1,390
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(471)	3	(468)
Net Current Period Other
Comprehensive Income (Loss)	932	(10)	922
Ending Balance	$3,890	$(78)	$3,812

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Other Comprehensive Income (Loss) (continued)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ending December 31, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$1,979	Net Gain (Loss) on Securities
	(693)	Income Tax Expense
	1,286	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(6)	Salaries and Employee Benefits
	2	Income Tax Expense
	(4)	Net of Tax

Total Reclassifications for the Period	$1,282

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

				Earnings per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2016
First Quarter	$22,680	$20,784	$5,146	$0.37	$0.37
Second Quarter	26,850	24,671	9,788	0.64	0.64
Third Quarter	26,734	24,560	10,185	0.67	0.67
Fourth Quarter	27,101	24,889	10,065	0.66	0.66

2015
First Quarter	$20,000	$18,549	$7,306	$0.55	$0.55
Second Quarter	20,178	18,706	7,325	0.55	0.55
Third Quarter	20,419	18,859	7,721	0.58	0.58
Fourth Quarter	21,023	19,438	7,712	0.58	0.58

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2017 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2017 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2017 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification. The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2017 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that M. Darren Root, a director who serves on the Audit Committee of the Board of Directors and who is an independent director as defined by NASDAQ listing standards, is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA.

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees. There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2016.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2017 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2017 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2017 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2017 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 9, 2017	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 9, 2017	By/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Date:	March 9, 2017	By/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 9, 2017	By/s/Lonnie D. Collins
Lonnie D. Collins, Director

Date:	March 9, 2017	By/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 9, 2017	By/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 9, 2017	By/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 9, 2017	By/s/J. David Lett
J. David Lett, Director

Date:	March 9, 2017	By/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 9, 2017	By/s/M. Darren Root
M. Darren Root, Director

Date:	March 9, 2017	By/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 9, 2017	By/s/Raymond W. Snowden
Raymond W. Snowden, Director

Date:	March 9, 2017	By/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 9, 2017	By/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description
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

10.10*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2015 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 3, 2014 (SEC File No. 001-15877), and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 24, 2014 (SEC File No. 001-15877).

10.11*
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
10.12*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2017 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 28, 2016 (SEC File No. 001-15877), and in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 21, 2016 (SEC File No. 001-15877).

10.13*
Description of Executive Management Incentive Plan for 2014 (awards payable in 2015) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 28, 2014 (SEC File No. 001-15877).

10.14*
Description of Executive Management Incentive Plan for 2015 (awards payable in 2016) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed February 27, 2015 (SEC File No. 001-15877).

10.15*
Description of Executive Management Incentive Plan for 2016 (awards payable in 2017) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 4, 2016 (SEC File No. 001-15877).

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

10.19*
Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during March 2016 pursuant to the Management Long-Term Incentive Plan component of the 2015 Executive Management Incentive Plan with respect to the performance period ended December 31, 2015. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 15, 2016 (SEC File No. 001-15877).

10.20*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2014 is incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 9, 2015 (SEC File No. 001-15877).

10.21*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2015 is incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed March 9, 2016 (SEC File No. 001-15877).

10.22*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2016.
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

10.30
Third Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 29, 2015 is incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed March 9, 2016 (SEC File No. 001-15877).

10.31+	Fourth Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 28, 2016.
10.32*
German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.

10.33*
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
101++
The following materials from German American Bancorp, Inc.’s Form 10-K Report for the annual period ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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