Form 10-Q
period 2017-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2017-05-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2017

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

YES   ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common Shares, no par value	22,929,417

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2016, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and Due from Banks	$30,151	$48,467
Federal Funds Sold and Other Short-term Investments	7,288	16,349
Cash and Cash Equivalents	37,439	64,816

Securities Available-for-Sale, at Fair Value	726,352	709,786

Loans Held-for-Sale, at Fair Value	6,856	15,273

Loans	1,986,929	1,993,404
Less: Unearned Income	(3,357)	(3,449)
Allowance for Loan Losses	(15,166)	(14,808)
Loans, Net	1,968,406	1,975,147

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	49,718	48,230
Other Real Estate	208	242
Goodwill	54,058	54,058
Intangible Assets	2,791	2,835
Company Owned Life Insurance	46,903	46,642
Accrued Interest Receivable and Other Assets	27,365	25,917
TOTAL ASSETS	$2,933,144	$2,955,994

LIABILITIES
Non-interest-bearing Demand Deposits	$572,874	$571,989
Interest-bearing Demand, Savings, and Money Market Accounts	1,389,763	1,399,381
Time Deposits	363,835	378,181
Total Deposits	2,326,472	2,349,551

FHLB Advances and Other Borrowings	241,358	258,114
Accrued Interest Payable and Other Liabilities	24,098	18,062
TOTAL LIABILITIES	2,591,928	2,625,727

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized (1)	15,287	15,261
Additional Paid-in Capital	172,013	171,744
Retained Earnings	156,322	149,666
Accumulated Other Comprehensive Loss	(2,406)	(6,404)
TOTAL SHAREHOLDERS’ EQUITY	341,216	330,267
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,933,144	$2,955,994
End of period shares issued and outstanding (1)	22,929,417	22,904,157
(1) Share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Interest and Fees on Loans	$22,262	$18,664
Interest on Federal Funds Sold and Other Short-term Investments	27	17
Interest and Dividends on Securities:
Taxable	2,719	2,277
Non-taxable	2,025	1,722
TOTAL INTEREST INCOME	27,033	22,680

INTEREST EXPENSE
Interest on Deposits	1,443	1,155
Interest on FHLB Advances and Other Borrowings	865	741
TOTAL INTEREST EXPENSE	2,308	1,896

NET INTEREST INCOME	24,725	20,784
Provision for Loan Losses	500	850
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,225	19,934

NON-INTEREST INCOME
Trust and Investment Product Fees	1,243	1,021
Service Charges on Deposit Accounts	1,484	1,233
Insurance Revenues	2,640	2,727
Company Owned Life Insurance	254	215
Interchange Fee Income	1,023	788
Other Operating Income	857	513
Net Gains on Sales of Loans	687	720
Net Gains on Securities	—	—
TOTAL NON-INTEREST INCOME	8,188	7,217

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,444	11,601
Occupancy Expense	1,549	1,379
Furniture and Equipment Expense	633	508
FDIC Premiums	239	328
Data Processing Fees	1,011	2,165
Professional Fees	803	1,318
Advertising and Promotion	778	544
Intangible Amortization	253	208
Other Operating Expenses	2,326	2,189
TOTAL NON-INTEREST EXPENSE	19,036	20,240

Income before Income Taxes	13,377	6,911
Income Tax Expense	3,821	1,765
NET INCOME	$9,556	$5,146

Basic Earnings per Share (1)	$0.42	$0.25
Diluted Earnings per Share (1)	$0.42	$0.25

Dividends per Share (1)	$0.13	$0.12
(1) Per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2017	2016

NET INCOME	$9,556	$5,146

Other Comprehensive Income:
Unrealized Gains on Securities
Unrealized Holding Gain Arising During the Period	6,179	6,209
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	—
Tax Effect	(2,181)	(2,180)
Net of Tax	3,998	4,029

Total Other Comprehensive Income	3,998	4,029

COMPREHENSIVE INCOME	$13,554	$9,175

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,556	$5,146
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	808	823
Depreciation and Amortization	1,127	1,048
Loans Originated for Sale	(24,566)	(22,256)
Proceeds from Sales of Loans Held-for-Sale	33,615	25,225
Provision for Loan Losses	500	850
Gain on Sale of Loans, net	(687)	(720)
Loss on Disposition and Donation of Premises and Equipment	—	2
Increase in Cash Surrender Value of Company Owned Life Insurance	(261)	(235)
Equity Based Compensation	295	261
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(1,602)	1,462
Interest Payable and Other Liabilities	3,857	(407)
Net Cash from Operating Activities	22,642	11,199

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	(1,000)
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	21,154	20,743
Proceeds from Sales of Securities Available-for-Sale	—	62,975
Purchase of Securities Available-for-Sale	(32,351)	(23,706)
Proceeds from Maturities of Securities Held-to-Maturity	—	95
Purchase of Federal Home Loan Bank Stock	—	(1,350)
Purchase of Loans	(59)	(4,263)
Loans Made to Customers, net of Payments Received	6,182	(29,023)
Proceeds from Sales of Other Real Estate	152	717
Property and Equipment Expenditures	(2,433)	(459)
Acquisition of River Valley Bank	—	(793)
Net Cash from Investing Activities	(7,355)	23,936

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(23,003)	8,826
Change in Short-term Borrowings	(40,985)	(29,463)
Advances in Long-term Debt	25,000	—
Repayments of Long-term Debt	(776)	(15,070)
Dividends Paid	(2,900)	(2,391)
Net Cash from Financing Activities	(42,664)	(38,098)

Net Change in Cash and Cash Equivalents	(27,377)	(2,963)
Cash and Cash Equivalents at Beginning of Year	64,816	52,009
Cash and Cash Equivalents at End of Period	$37,439	$49,046

Cash Paid During the Period for
Interest	$2,361	$1,736
Income Taxes	—	1,503

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$118	$9

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders' equity based on these reclassifications.

NOTE 2 – Per Share Data

The computations of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2017	2016
Basic Earnings per Share:
Net Income	$9,556	$5,146
Weighted Average Shares Outstanding (1)	22,908,648	20,887,284
Basic Earnings per Share	$0.42	$0.25

Diluted Earnings per Share:
Net Income	$9,556	$5,146

Weighted Average Shares Outstanding (1)	22,908,648	20,887,284
Potentially Dilutive Shares, Net	—	6,115
Diluted Weighted Average Shares Outstanding (1)	22,908,648	20,893,399
Diluted Earnings per Share	$0.42	$0.25
 (1) Share and per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

For the three months ended March 31, 2017 and 2016, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2017 and December 31, 2016, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2017
Obligations of State and Political Subdivisions	$254,587	$5,169	$(2,413)	$257,343
MBS/CMO - Residential	475,002	1,095	(7,441)	468,656
Equity Securities	353	—	—	353
Total	$729,942	$6,264	$(9,854)	$726,352

December 31, 2016
Obligations of State and Political Subdivisions	$247,350	$3,847	$(3,678)	$247,519
MBS/CMO - Residential	471,852	480	(10,418)	461,914
Equity Securities	353	—	—	353
Total	$719,555	$4,327	$(14,096)	$709,786

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of securities at March 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,443	$3,481
Due after one year through five years	19,478	20,316
Due after five years through ten years	73,007	75,307
Due after ten years	158,659	158,239
MBS/CMO - Residential	475,002	468,656
Equity Securities	353	353
Total	$729,942	$726,352

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Proceeds from Sales	$—	$62,975
Gross Gains on Sales	—	—
Income Taxes on Gross Gains	—	—

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $180,960 and $186,572 as of March 31, 2017 and December 31, 2016, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Securities (continued)

Below is a summary of securities with unrealized losses as of March 31, 2017 and December 31, 2016, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$79,834	$(2,413)	$—	$—	$79,834	$(2,413)
MBS/CMO - Residential	331,861	(5,992)	45,218	(1,449)	377,079	(7,441)
Equity Securities	—	—	—	—	—	—
Total	$411,695	$(8,405)	$45,218	$(1,449)	$456,913	$(9,854)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$108,918	$(3,678)	$—	$—	$108,918	$(3,678)
MBS/CMO - Residential	356,040	(8,782)	47,271	(1,636)	403,311	(10,418)
Equity Securities	—	—	—	—	—	—
Total	$464,958	$(12,460)	$47,271	$(1,636)	$512,229	$(14,096)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The Company does not intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates. Therefore, the Company does not consider these securities to be other-than-temporarily impaired. All mortgage-backed securities and collateralized mortgage obligations (MBS/CMO - Residential) in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company's equity securities consist of one non-controlling investment in a single banking organization at March 31, 2017 and December 31, 2016. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.

NOTE 4 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $83.0 million at March 31, 2017 and $67.9 million at December 31, 2016. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$83,047	$1,548	$67,902	$1,291

Included in Other Liabilities:
Interest Rate Swaps	$83,047	$1,579	$67,902	$1,238

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2017	2016
Interest Rate Swaps:
Included in Other Operating Income	$348	$54

NOTE 5 – Loans

Loans were comprised of the following classifications at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Commercial:
Commercial and Industrial Loans and Leases	$450,501	$457,372
Commercial Real Estate Loans	865,717	856,094
Agricultural Loans	292,615	303,128
Retail:
Home Equity Loans	135,352	133,575
Consumer Loans	58,938	59,945
Residential Mortgage Loans	183,806	183,290
Subtotal	1,986,929	1,993,404
Less: Unearned Income	(3,357)	(3,449)
Allowance for Loan Losses	(15,166)	(14,808)
Loans, Net	$1,968,406	$1,975,147

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2017 and 2016:

March 31, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808
Provision for Loan Losses	(115)	278	267	17	118	19	(84)	500
Recoveries	2	5	—	—	60	27	—	94
Loans Charged-off	—	(39)	—	(1)	(169)	(27)	—	(236)
Ending Balance	$3,612	$5,696	$4,361	$299	$244	$348	$606	$15,166

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2017 and December 31, 2016:

March 31, 2017	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$533	$23	$510	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,517	3,586	5,126	4,313	299	239	348	606
Acquired with Deteriorated Credit Quality	116	3	60	48	—	5	—	—
Total Ending Allowance Balance	$15,166	$3,612	$5,696	$4,361	$299	$244	$348	$606

Loans:
Loans Individually Evaluated for Impairment	$2,924	$85	$2,182	$657	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,981,754	450,341	858,027	295,235	135,828	59,035	183,288	n/m(2)
Loans Acquired with Deteriorated Credit Quality	10,348	1,251	7,426	688	—	53	930	n/m(2)
Total Ending Loans Balance(1)	$1,995,026	$451,677	$867,635	$296,580	$135,828	$59,088	$184,218	n/m(2)

(1)Total recorded investment in loans includes $8,097 in accrued interest.
(2)n/m = not meaningful

December 31, 2016	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$255	$24	$231	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,448	3,698	5,172	4,046	283	230	329	690
Acquired with Deteriorated Credit Quality	105	3	49	48	—	5	—	—
Total Ending Allowance Balance	$14,808	$3,725	$5,452	$4,094	$283	$235	$329	$690

Loans:
Loans Individually Evaluated for Impairment	$1,239	$113	$832	$294	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,989,128	456,769	849,510	305,946	134,032	60,046	182,825	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,048	1,656	7,688	706	—	53	945	n/m(2)
Total Ending Loans Balance(1)	$2,001,415	$458,538	$858,030	$306,946	$134,032	$60,099	$183,770	n/m(2)

(1)Total recorded investment in loans includes $8,011 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016:

March 31, 2017	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$57	$57	$—
Commercial Real Estate Loans	921	808	—
Agricultural Loans	700	657	—
Subtotal	1,678	1,522	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	140	137	26
Commercial Real Estate Loans	2,487	2,314	570
Agricultural Loans	587	587	48
Subtotal	3,214	3,038	644
Total	$4,892	$4,560	$644

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$599	$584	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,053	$1,052	$111

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

December 31, 2016	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$85	$29	$—
Commercial Real Estate Loans	1,278	784	—
Agricultural Loans	356	294	—
Subtotal	1,719	1,107	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	148	107	27
Commercial Real Estate Loans	839	827	280
Agricultural Loans	588	497	48
Subtotal	1,575	1,431	355
Total	$3,294	$2,538	$355

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,018	$531	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$910	$768	$100

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended March 31, 2017 and 2016:

March 31, 2017	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$16	$—	$—
Commercial Real Estate Loans	522	4	4
Agricultural Loans	719	5	—
Subtotal	1,257	9	4
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	103	1	1
Commercial Real Estate Loans	2,423	6	6
Agricultural Loans	497	—	—
Subtotal	3,023	7	7
Total	$4,280	$16	$11

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$209	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,007	$7	$7

March 31, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$827	$23	$11
Commercial Real Estate Loans	1,213	18	3
Agricultural Loans	259	1	1
Subtotal	2,299	42	15
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	129	—	—
Commercial Real Estate Loans	2,235	1	—
Agricultural Loans	—	—	—
Subtotal	2,364	1	—
Total	$4,663	$43	$15

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$782	$8	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

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
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

are reasonably assured. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of March 31, 2017 and December 31, 2016:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Commercial and Industrial Loans and Leases	$84	$86	$—	$2
Commercial Real Estate Loans	2,496	1,408	—	—
Agricultural Loans	767	792	1,238	—
Home Equity Loans	88	73	—	—
Consumer Loans	322	85	—	—
Residential Mortgage Loans	753	1,349	—	—
Total	$4,510	$3,793	$1,238	$2
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,051	$1,264	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2017 and December 31, 2016:

March 31, 2017	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$451,677	$1,278	$7	$73	$1,358	$450,319
Commercial Real Estate Loans	867,635	838	55	221	1,114	866,521
Agricultural Loans	296,580	397	—	1,842	2,239	294,341
Home Equity Loans	135,828	309	52	88	449	135,379
Consumer Loans	59,088	281	80	322	683	58,405
Residential Mortgage Loans	184,218	4,331	131	369	4,831	179,387
Total(1)	$1,995,026	$7,434	$325	$2,915	$10,674	$1,984,352
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$10,348	$129	$—	$577	$706	$9,642
(1)Total recorded investment in loans includes $8,097 in accrued interest.

December 31, 2016	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$458,538	$20	$4	$77	$101	$458,437
Commercial Real Estate Loans	858,030	1,509	21	330	1,860	856,170
Agricultural Loans	306,946	84	50	610	744	306,202
Home Equity Loans	134,032	707	16	73	796	133,236
Consumer Loans	60,099	175	147	85	407	59,692
Residential Mortgage Loans	183,770	3,470	1,251	806	5,527	178,243
Total(1)	$2,001,415	$5,965	$1,489	$1,981	$9,435	$1,991,980
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,048	$130	$—	$627	$757	$10,291
Loans Acquired in Current Year (Included in the Total Above)	$262,809	$2,752	$862	$1,126	$4,740	$258,069
(1)Total recorded investment in loans includes $8,011 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

During the three months ended March 31, 2017 there was one loan modified as troubled debt restructuring. During the three months ended March 31, 2016, there were no loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of March 31, 2017 and December 31, 2016:

March 31, 2017	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$—	$—	$—
Commercial Real Estate Loans	28	28	—
Total	$28	$28	$—

December 31, 2016	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$28	$28	$—
Commercial Real Estate Loans	—	—	—
Total	$28	$28	$—

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of March 31, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2017 and 2016:

March 31, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	1	28	28
Total	1	$28	$28

The troubled debt restructurings described above increased the allowance for loan losses by $2 and resulted in charge-offs of $0 during the three months ending March 31, 2017.

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
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modificaiton during the three months ending March 31, 2017 and 2016.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company classifies loans as to credit risk by individually analyzing loans. This analysis includes commercial and industrial loans, commercial real estate loans, and agricultural loans with an outstanding balance greater than $250. This analysis is typically performed on at least an annual basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$432,133	$9,119	$10,425	$—	$451,677
Commercial Real Estate Loans	824,473	25,355	17,807	—	867,635
Agricultural Loans	270,373	22,868	3,339	—	296,580
Total	$1,526,979	$57,342	$31,571	$—	$1,615,892
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,489	$3,121	$4,755	$—	$9,365

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$437,353	$10,454	$10,731	$—	$458,538
Commercial Real Estate Loans	814,033	26,549	17,448	—	858,030
Agricultural Loans	287,975	14,670	4,301	—	306,946
Total	$1,539,361	$51,673	$32,480	$—	$1,623,514
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,897	$3,121	$5,032	$—	$10,050
Loans Acquired in Current Year (Included in the Total Above)	$175,915	$11,638	$8,145	$—	$195,698

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of March 31, 2017 and December 31, 2016:

March 31, 2017	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$135,740	$58,766	$183,465
Nonperforming	88	322	753
Total	$135,828	$59,088	$184,218
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$930

December 31, 2016	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$133,959	$60,014	$182,421
Nonperforming	73	85	1,349
Total	$134,032	$60,099	$183,770
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$945

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	March 31, 2017	December 31, 2016

Commercial and Industrial Loans	$1,251	$1,656
Commercial Real Estate Loans	7,426	7,688
Agricultural Loans	688	706
Consumer Loans	53	53
Residential Mortgage Loans	930	945
Total	$10,348	$11,048

Carrying Amount, Net of Allowance	$10,232	$10,943

Accretable yield, or income expected to be collected, is as follows:

	2017	2016

Balance at January 1	$2,521	$1,279
New Loans Purchased	—	1,395
Accretion of Income	(42)	(61)
Reclassifications from Non-accretable Difference	311	—
Charge-off of Accretable Yield	—	—
Balance at March 31	$2,790	$2,613

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $11 and $0 during the three months ended March 31, 2017 and 2016. No allowance for loan losses were reversed during the same period.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Loans (continued)

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $168 as of March 31, 2017 and $202 as of December 31, 2016.

NOTE 6 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $35,564 and $42,412 as of March 31, 2017 and December 31, 2016, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 52 banking offices at March 31, 2017. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2017
Net Interest Income	$24,909	$1	$2	$(187)	$24,725
Net Gains on Sales of Loans	687	—	—	—	687
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	1,244	—	(2)	1,243
Insurance Revenues	2	5	2,633	—	2,640
Noncash Items:
Provision for Loan Losses	500	—	—	—	500
Depreciation and Amortization	1,041	3	19	64	1,127
Income Tax Expense (Benefit)	3,622	34	427	(262)	3,821
Segment Profit (Loss)	8,965	44	673	(126)	9,556
Segment Assets at March 31, 2017	2,934,056	1,865	9,532	(12,309)	2,933,144

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2016
Net Interest Income	$20,898	$(1)	$2	$(115)	$20,784
Net Gains on Sales of Loans	720	—	—	—	720
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	1,020	—	—	1,021
Insurance Revenues	4	8	2,715	—	2,727
Noncash Items:
Provision for Loan Losses	850	—	—	—	850
Depreciation and Amortization	973	3	26	46	1,048
Income Tax Expense (Benefit)	1,681	14	510	(440)	1,765
Segment Profit (Loss)	5,081	7	790	(732)	5,146
Segment Assets at December 31, 2016	2,958,585	1,851	8,494	(12,936)	2,955,994

NOTE 8 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company (as adjusted for subsequent stock dividends and splits). Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of March 31, 2017, the Company had purchased 502,447 shares under the program (as adjusted for subsequent stock dividends and splits). No shares were purchased under the program during the three months ended March 31, 2017 and 2016.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 9 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2017, the Company has reserved 412,104 shares of common stock (as adjusted for subsequent stock dividends/splits and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2017 and 2016, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2017 and 2016 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2017 and 2016, the Company granted awards of 37,890 and 48,375 shares of restricted stock (as adjusted for subsequent stock split), respectively. Total unvested restricted stock awards at March 31, 2017 and December 31, 2016 were 91,053 and 53,163, respectively (as adjusted for subsequent stock split).

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2017	2016

Restricted Stock Expense	$306	$588
Cash Entitlement Expense	158	142
Tax Effect	(182)	(296)
Net of Tax	$282	$434

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,201 and $2,820 as of March 31, 2017 and 2016, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At March 31, 2017, there were 577,426 shares available for future issuance under this plan. (Both of such numbers are as adjusted for subsequent stock split.)  Funding for the purchase of common stock is from employee and Company contributions.

There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2017. There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2016. There was no unrecognized compensation expense as of March 31, 2017 and 2016 for the Employee Stock Purchase Plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2017, the Company held $6.8 million in Level 3 securities which consist of $6.4 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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

Loan Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount resulting in a Level 2 classification. The valuation model utilizes interest rate, prepayment

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$250,896	$6,447	$257,343
MBS/CMO - Residential	—	468,656	—	468,656
Equity Securities	—	—	353	353
Total Securities	$—	$719,552	$6,800	$726,352

Loans Held-for-Sale	$—	$6,856	$—	$6,856

Derivative Assets	$—	$1,548	$—	$1,548

Mortgage Servicing Rights	$—	$593	$—	$593

Derivative Liabilities	$—	$1,579	$—	$1,579

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$240,224	$7,295	$247,519
MBS/CMO - Residential	—	461,914	—	461,914
Equity Securities	—	—	353	353
Total Securities	$—	$702,138	$7,648	$709,786

Loans Held-for-Sale	$—	$15,273	$—	$15,273

Derivative Assets	$—	$1,291	$—	$1,291

Mortgage Servicing Rights	$—	$611	$—	$611

Derivative Liabilities	$—	$1,238	$—	$1,238

There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2017 and December 31, 2016.

At March 31, 2017, the aggregate fair value of the Loans Held-for-Sale was $6,856. Aggregate contractual principal balance was $6,697 with a difference of $159. At December 31, 2016, the aggregate fair value of the Loans Held-for-Sale was $15,273. Aggregate contractual principal balance was $14,983 with a difference of $290.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	Obligations of State and Political Subdivisions		Equity Securities
	2017	2016	2017	2016

Balance of Recurring Level 3 Assets at January 1	$7,295	$9,020	$353	$353
Total Gains or Losses (realized/unrealized) Included in Other Comprehensive Income	17	121	—	—
Maturities / Calls	(865)	(845)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at March 31	$6,447	$8,296	$353	$353

Of the total gain/loss included in earnings for the three months ended March 31, 2017, $17 was attributable to other changes in fair value. Of the total gain/loss included in earnings for the three months ended March 31, 2016, $121 was attributable to other changes in fair value. The three months ended March 31, 2017 and 2016 included no gain/loss attributable to interest income on securities.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$57	$57
Commercial Real Estate Loans	—	—	1,395	1,395

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$60	$60
Commercial Real Estate Loans	—	—	348	348

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,985 with a valuation allowance of $533, resulting in an increase to the provision for loan losses of $278 for the period ended March 31, 2017. For the three months ended March 31, 2016, impaired loans resulted in a reduction to the provision for loan losses of $5. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $663 with a valuation allowance of $255, resulting in an increase to the provision for loan losses of $115 for the year ended December 31, 2016.

There was no Other Real Estate carried at fair value less costs to sell at March 31, 2017. No charge to earnings was included in the three months ended March 31, 2017 and 2016. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2016. A charge to earnings through Other Operating Income of $75 was included in the year ended December 31, 2016.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$57	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (89%)
Impaired Loans - Commercial Real Estate Loans	$1,395	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-76% (64%)

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$60	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (89%)
Impaired Loans - Commercial Real Estate Loans	$348	Sales comparison approach	Adjustment for physical condition of comparable properties sold	33%-77% (56%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2017 and December 31, 2016. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$37,439	$30,151	$7,288	$—	$37,439
Securities Held-to-Maturity	—	—	—	—	—
Loans, Net	1,966,954	—	—	1,968,693	1,968,693
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	11,816	—	3,660	8,156	11,816
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,962,637)	(1,962,637)	—	—	(1,962,637)
Time Deposits	(363,835)	—	(362,964)	—	(362,964)
Short-term Borrowings	(96,569)	—	(96,569)	—	(96,569)
Long-term Debt	(144,789)	—	(133,465)	(10,859)	(144,324)
Accrued Interest Payable	(736)	—	(722)	(14)	(736)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
March 31, 2017
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

NOTE 11 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016, net of tax:

March 31, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2017	$(6,312)	$(92)	$(6,404)
Other Comprehensive Income (Loss) Before Reclassification	3,998	—	3,998
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	3,998	—	3,998
Ending Balance at March 31, 2017	$(2,314)	$(92)	$(2,406)

March 31, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2016	$3,890	$(78)	$3,812
Other Comprehensive Income (Loss) Before Reclassification	4,029	—	4,029
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	4,029	—	4,029
Ending Balance at March 31, 2016	$7,919	$(78)	$7,841

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2017	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2016	$—

NOTE 12 - Newly Issued Accounting Pronouncements

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

In January 2016, the FASB amended existing guidance (ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) that requires existing guidance that requires equity investments (except those accounted for under the equity method of account, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates that requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company notes that the impact of adoption is to carry the equity security at fair value through the income statement or at cost, less impairment when fair value is not readily determinable, with observable price changes being recognized in earnings. The Company doesn't expect the impact to be material. For additional information on this equity security, see Note 3 - Securities.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Newly Issued Accounting Pronouncements (continued)

In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Based on our leases outstanding as of March 31, 2017, the Company does not expect this new guidance to have a material impact on the consolidated results of operation. However as a result of this new guidance, the Company anticipates an estimated increase in its Consolidated Balance Sheet of approximately $6,000. This impact will vary based on the Company's future decisions to enter into new lease agreements or exit/renew current lease agreements prior to the date of implementation.

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

In March 2017, the FASB issued this ASU (ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities) to align the accounting with the economics of a callable debt security and to align the amortization period with expectations that already are included in market pricing on the callable debt securities. This ASU will shorten the amortization period for premiums on purchased callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This guidance is effective for for public business entities for fiscal years beginning after December 15, 2018, including interim period within that reporting period. As a result of the Company's analysis, the Company doesn't expect this pronouncement to have a material impact on its consolidated results of operations and financial condition.

NOTE 13 - Subsequent Events

On March 27, 2017, the Company declared a 3-for-2 stock split on the Company's authorized and outstanding common shares. The stock split was distributed on April 21, 2017, to shareholders of record as of April 6, 2017. All share and per share data in this Quarterly Report on Form 10-Q have been adjusted to retroactively reflect the stock split.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2017 and December 31, 2016 and the consolidated results of operations for the three months ended March 31, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Net income for the quarter ended March 31, 2017 totaled $9,556,000, or $0.42 per share, which represented an increase of approximately 68% on a per share basis compared with the first quarter 2016 net income of $5,146,000, or $0.25 per share. The first quarter of 2016 results of operations included one month's operations of River Valley Bancorp and were impacted by merger related charges associated with the closing of the River Valley transaction which was effective March 1, 2016. These merger related charges totaled approximately $3,884,000, or $2,448,000 on an after tax basis, which represented approximately $0.12 per share during the first quarter of 2016.

On March 27, 2017, the Company declared a 3-for-2 stock split on the Company’s authorized and outstanding common shares. The stock split was distributed on April 21, 2017 to shareholders of record as of April 6, 2017. All share and per share data in this Quarterly Report on Form 10-Q have been adjusted and are reflective of the stock split.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of March 31, 2017, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $6,264,000 and gross unrealized losses totaled approximately $9,854,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2017 totaled $9,556,000, or $0.42 per share, which represented a decline of approximately 5% on a per share basis compared with the fourth quarter 2016 net income of $10,065,000, or $0.44 per share, and represented an increase of approximately 68% on a per share basis compared with the first quarter 2016 net income $5,146,000, or $0.25 per share. The first quarter of 2016 results of operations included one month's operations of River Valley Bancorp and were impacted by merger related charges associated with the closing of the River Valley transaction which was effective March 1, 2016. These merger related charges totaled approximately $3,884,000, or $2,448,000 on an after tax basis, which represented approximately $0.12 per share during the first quarter of 2016.

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

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$12,554	$27	0.88%	$20,377	$17	0.34%
Securities:
Taxable	479,875	2,719	2.27%	479,428	2,277	1.90%
Non-taxable	251,996	3,115	4.94%	216,747	2,649	4.89%
Total Loans and Leases(2)	1,974,846	22,440	4.60%	1,694,643	18,755	4.45%
TOTAL INTEREST EARNING ASSETS	2,719,271	28,301	4.20%	2,411,195	23,698	3.95%
Other Assets	221,829			159,798
Less: Allowance for Loan Losses	(15,005)			(14,562)
TOTAL ASSETS	$2,926,095			$2,556,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,385,347	$738	0.22%	$1,143,434	$464	0.16%
Time Deposits	401,155	705	0.71%	400,353	691	0.69%
FHLB Advances and Other Borrowings	226,786	865	1.55%	243,030	741	1.23%
TOTAL INTEREST-BEARING LIABILITIES	2,013,288	2,308	0.47%	1,786,817	1,896	0.43%
Demand Deposit Accounts	557,912			467,516
Other Liabilities	19,309			23,615
TOTAL LIABILITIES	2,590,509			2,277,948
Shareholders’ Equity	335,586			278,483
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,926,095			$2,556,431

COST OF FUNDS			0.34%			0.32%
NET INTEREST INCOME		$25,993			$21,802
NET INTEREST MARGIN			3.86%			3.63%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $3,491,000, or 19% (an increase of $4,191,000 or 19% on a tax-equivalent basis), for the quarter ended March 31, 2017 compared with the same quarter of 2016. The increased level of net interest income during the first quarter of 2017 compared with the first quarter of 2016 was primarily driven by a higher level of average earning assets resulting from the acquisition of River Valley and from an improved net interest margin.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.86% for the first quarter of 2017 compared to 3.63% during the first quarter of 2016. The tax equivalent yield on earning assets totaled 4.20% during the quarter ended March 31, 2017 compared to 3.95% in the same period of 2016, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.34% during the quarter ended March 31, 2017 compared to 0.32% in the same period of 2016.

The increase in the net interest margin during the first quarter of 2017 was attributable to an increase in the amount of accretion of loan discounts on acquired loans, an increased loan yield stemming partially from the addition of the River Valley loan portfolio and a general increase in market interest rates, and an improved yield on the securities portfolio related to generally higher market interest rates and a securities portfolio mix shift to a higher percentage of total securities in non-taxable securities rather than in taxable securities, partially offset by a higher cost of funds. Accretion of loan discounts on acquired loans contributed approximately 17 basis points to the net interest margin on an annualized basis in the first quarter of 2017 and 6 basis points in the first quarter of 2016. The increase in accretion in the first quarter of 2017 was attributable to the loans acquired in the River Valley transaction as well as transactions closed in prior years.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2017, the Company recorded a provision for loan loss of $500,000 compared with a provision of $850,000 in the first quarter of 2016. The level of provision during the first quarter of 2017 was impacted by the down-grade of a single commercial real estate relationship to non-accrual status and two agricultural relationships down-graded during the first quarter of 2017 from pass graded credits to special mention credits. The higher level of provision during the first quarter of 2016 was largely related to a single agricultural relationship that was down-graded during the first quarter of 2016 from a pass rated credit to a special mention credit. The provision during all periods was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss.

The Company recorded net charge-offs of $142,000, or 3 basis points on an annualized basis of average loans outstanding, during the three months ended March 31, 2017, compared with net charge-offs of $128,000, or 3 basis points of average loans, during the same period of 2016. The provision for loan losses recorded during the quarter ended March 31, 2017 represented 10 basis points on an annualized basis of average loans outstanding compared with 20 basis points on an annualized basis of average loans outstanding during the first quarter of 2016.

The provision for loan losses made during the three months ended March 31, 2017 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2017, non-interest income totaled $8,188,000, an increase of $971,000, or 13%, compared with the first quarter of 2016. The increase during the first quarter of 2017 was largely impacted by the the acquisition of River Valley. The first quarter of 2017 included a full quarter of River Valley operations while first quarter of 2016 included one month of operations of River Valley.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Trust and Investment Product Fees	$1,243	$1,021	$222	22%
Service Charges on Deposit Accounts	1,484	1,233	251	20
Insurance Revenues	2,640	2,727	(87)	(3)
Company Owned Life Insurance	254	215	39	18
Interchange Fee Income	1,023	788	235	30
Other Operating Income	857	513	344	67
Subtotal	7,501	6,497	1,004	15
Net Gains on Sales of Loans	687	720	(33)	(5)
Net Gains on Securities	—	—	—	n/m (1)
Total Non-interest Income	$8,188	$7,217	$971	13

(1)n/m = not meaningful

Trust and investment product fees increased $222,000, or 22%, during the first quarter of 2017 compared with the first quarter of 2016. The increase was primarily attributable to fees generated from increased assets under management generated both from the Company's existing market areas prior to the River Valley transaction and from increased fees generated related to a full quarter of operations from River Valley included in 2017.

Service charges on deposit accounts increased $251,000, or 20%, during the first quarter of 2017 compared with the first quarter of 2016. The increase was primarily attributable to a full quarter of operations from River Valley included in 2017.

Insurance revenues declined $87,000, or 3%, during the quarter ended March 31, 2017, compared with the first quarter of 2016. The decline during the first quarter of 2017 compared with the first quarter of 2016 was due to decreased contingency revenue. Contingency revenue during the first quarter of 2017 totaled $992,000 compared with $1,113,000 during the first quarter of 2016.

The fluctuation in contingency revenue is a normal course of business variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Interchange fee income increased $235,000, or 30%, during the first quarter of 2017 compared with the first quarter of 2016. The increase was attributable to a full quarter of operations from River Valley included in 2017 and increased card utilization by customers.

Other operating income increased $344,000, or 67%, during the first quarter of 2017 compared with the first quarter of 2016. The increase in the first quarter of 2017 compared with the first quarter of 2016 was largely attributable to increased fees associated with swap transactions with loan customers and was also attributable to the River Valley transaction.

Non-interest Expense:

During the quarter ended March 31, 2017, non-interest expense totaled $19,036,000, a decrease of $1,204,000, or 6%, compared with the first quarter of 2016. During the first quarter of 2016, the Company recorded costs related to the River Valley merger transaction that totaled $3,884,000.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Salaries and Employee Benefits	$11,444	$11,601	$(157)	(1)%
Occupancy, Furniture and Equipment Expense	2,182	1,887	295	16
FDIC Premiums	239	328	(89)	(27)
Data Processing Fees	1,011	2,165	(1,154)	(53)
Professional Fees	803	1,318	(515)	(39)
Advertising and Promotion	778	544	234	43
Intangible Amortization	253	208	45	22
Other Operating Expenses	2,326	2,189	137	6
Total Non-interest Expense	$19,036	$20,240	$(1,204)	(6)

Salaries and benefits declined $157,000, or 1%, during the quarter ended March 31, 2017 compared with the first quarter of 2016. The decline in the first quarter of 2017 compared with the first quarter of 2016 was primarily attributable to the settlement of various employment and benefit arrangements which totaled $1,934,000 related to the River Valley merger in the first quarter of 2016, partially offset by having River Valley's operations included for a full quarter in 2017 as compared to one month in 2016.

Occupancy, furniture and equipment expense increased $295,000, or 16%, during the three months ended March 31, 2017 compared with the same period of 2016. This increase was related to the operation of River Valley's 15 branch network during all of the first quarter of 2017 compared with one month in the first quarter of 2016.

Data processing fees declined $1,154,000, or 53%, in the first quarter of 2017 compared with the first quarter of 2016. The decline during the first quarter of 2017 compared with first quarter of 2016 was primarily related to expenses totaling $1,198,000 associated with the acquisition of River Valley that were incurred during the first quarter of 2016.

Professional fees declined $515,000, or 39%, during the first quarter of 2017 compared with the first quarter of 2016. The decline during 2017 compared with 2016 was primarily related to expenses totaling $599,000 associated with the acquisition of River Valley that were incurred during the first quarter of 2016.

Advertising and promotion increased $234,000, or 43%, during the quarter ended March 31, 2017 compared with the first quarter of 2016. The increase in advertising and promotion was largely related to charitable contribution activity in the first quarter of 2017.

Income Taxes:

The Company’s effective income tax rate was 28.6% and 25.5%, respectively, during the three months ended March 31, 2017 and 2016. The effective tax rate in both periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company decreased to $2.933 billion at March 31, 2017, representing a decline of $22.9 million, or 3% on an annualized basis, compared with December 31, 2016.

March 31, 2017 total loans declined $6.5 million, or 1% on an annualized basis, compared with December 31, 2016. The modest decline during the first quarter of 2017 was largely related to a seasonal decline in agricultural loans of approximately $10.5 million, or 14% on annualized basis.

End of Period Loan Balances: (dollars in thousands)	March 31, 2017	December 31, 2016	Current Period Change
Commercial & Industrial Loans and Leases	$450,501	$457,372	$(6,871)
Commercial Real Estate Loans	865,717	856,094	9,623
Agricultural Loans	292,615	303,128	(10,513)
Home Equity & Consumer Loans	194,290	193,520	770
Residential Mortgage Loans	183,806	183,290	516
Total Loans	$1,986,929	$1,993,404	$(6,475)

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	March 31, 2017	December 31, 2016
Commercial and Industrial Loans and Leases	$3,612	$3,725
Commercial Real Estate Loans	5,696	5,452
Agricultural Loans	4,361	4,094
Home Equity and Consumer Loans	543	518
Residential Mortgage Loans	348	329
Unallocated	606	690

Total Allowance for Loan Loss	$15,166	$14,808

The Company’s allowance for loan losses totaled $15.2 million at March 31, 2017 compared to $14.8 million at December 31, 2016 representing an increase of $358,000, or 10% on an annualized basis. The increase in the allowance for loan loss during the first quarter of 2017 was primarily related to the down-grade of a single commercial real estate relationship to non-accrual status and two agricultural relationships down-graded during the first quarter of 2017 from pass graded credits to special mention credits. The allowance for loan losses represented 0.76% of period-end loans at March 31, 2017 compared with 0.74% of period-end loans at December 31, 2016. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $9.2 million as of March 31, 2017, $10.0 million at December 31, 2016.

The following is an analysis of the Company’s non-performing assets at March 31, 2017 and December 31, 2016:

Non-performing Assets: (dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual Loans	$4,510	$3,793
Past Due Loans (90 days or more)	1,183	2
Total Non-performing Loans	5,693	3,795
Other Real Estate	208	242
Total Non-performing Assets	$5,901	$4,037

Restructured Loans	$28	$28

Non-performing Loans to Total Loans	0.29%	0.19%
Allowance for Loan Loss to Non-performing Loans	266.40%	390.20%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commercial and Industrial Loans and Leases	$84	$86	$—	$2
Commercial Real Estate Loans	2,496	1,408	—	—
Agricultural Loans	767	792	1,183	—
Home Equity Loans	88	73	—	—
Consumer Loans	322	85	—	—
Residential Mortgage Loans	753	1,349	—	—
Total	$4,510	$3,793	$1,183	$2

Non-performing assets totaled $5.9 million at March 31, 2017 compared to $4.0 million of non-performing assets at December 31, 2016. Non-performing assets represented 0.20% of total assets at March 31, 2017 compared to 0.14% of total assets at December 31, 2016. Non-performing loans totaled $5.7 million at March 31, 2017 compared to $3.8 million at December 31, 2016. Non-performing loans represented 0.29% of total loans at March 31, 2017 compared to 0.19% at December 31, 2016. The increase in non-performing assets and non-performing loans during the first quarter of 2017 compared with December 31, 2016 levels was attributable to a single commercial real estate credit relationship that was placed on non-accrual status and a single agricultural relationship that was more than 90 days past due at quarter-end.

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

Total deposits declined $23.1 million, or 4% on an annualized basis, as of March 31, 2017 compared with December 31, 2016.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2017	December 31, 2016	Current Period Change
Non-interest-bearing Demand Deposits	$572,874	$571,989	$885
Interest-bearing Demand, Savings, & Money Market Accounts	1,389,763	1,399,381	(9,618)
Time Deposits < $100,000	206,171	207,824	(1,653)
Time Deposits of $100,000 or more	157,664	170,357	(12,693)
Total Deposits	$2,326,472	$2,349,551	$(23,079)

Capital Resources:

As of March 31, 2017, shareholders’ equity increased by $10.9 million to $341.2 million compared with $330.3 million at year-end 2016. The increase in shareholders' equity was primarily attributable to an increase of $6.7 million in retained earnings and an increase of $4.0 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 11.6% of total assets at March 31, 2017 and 11.2% of total assets at December 31, 2016. Shareholders’ equity included $56.8 million of goodwill and other intangible assets at March 31, 2017 compared to $56.9 million of goodwill and other intangible assets at December 31, 2016.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For March 31, 2017, the capital conservation buffer was 1.25% and for December 31, 2016, the capital conservation buffer was 0.625%. At March 31, 2017, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2017 Ratio	12/31/2016 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	13.54%	13.30%	8.00%	N/A
Bank	12.42%	12.48%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.89%	12.66%	6.00%	N/A
Bank	11.77%	11.84%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.42%	12.19%	4.50%	N/A
Bank	11.77%	11.84%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.40%	10.09%	4.00%	N/A
Bank	9.51%	9.46%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $27.4 million during the three months ended March 31, 2017 ending at $37.4 million.  During three months ended March 31, 2017, operating activities resulted in net cash inflows of $22.6 million. Investing activities resulted in net cash outflows of $7.3 million during the three months ended March 31, 2017.  Financing activities resulted in net cash outflows for the three months ended March 31, 2017 of $42.7 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2017, the parent company had approximately $18.1 million of cash and cash equivalents available to meet its cash flow needs.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2016, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2017 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$95,444	(3.55)%
+1%	97,117	(1.86)%
Base	98,956	—
-1%	94,384	(4.62)%
-2%	91,425	(7.61)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2017 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2017 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$370,426	(9.43)%	13.56%	(65) b.p.
+1%	390,861	(4.44)%	13.94%	(27) b.p.
Base	409,004	—	14.21%	—
-1%	389,481	(4.77)%	13.25%	(96) b.p.
-2%	327,081	(20.03)%	11.03%	(318) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no pending legal proceedings, other than litigation incidental to the ordinary business of the Company, of a material nature to which the Company is a party or of which any of its properties are subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2017	—	—	—	409,184
February 2017	—	—	—	409,184
March 2017	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through March 31, 2017 (both such numbers adjusted for subsequent stock dividends and splits). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended March 31, 2017.

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

GERMAN AMERICAN BANCORP, INC.

Date: May 9, 2017	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1*	Restatement of the Articles of Incorporation of German American Bancorp, Inc., as amended.
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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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