Form 10-Q
period 2017-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2017-08-04
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2017

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Common Shares, no par value	22,929,417

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and Due from Banks	$36,833	$48,467
Federal Funds Sold and Other Short-term Investments	7,204	16,349
Cash and Cash Equivalents	44,037	64,816

Securities Available-for-Sale, at Fair Value	740,578	709,786

Loans Held-for-Sale, at Fair Value	9,844	15,273

Loans	2,035,147	1,993,404
Less: Unearned Income	(3,404)	(3,449)
Allowance for Loan Losses	(15,320)	(14,808)
Loans, Net	2,016,423	1,975,147

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	49,249	48,230
Other Real Estate	1,289	242
Goodwill	54,058	54,058
Intangible Assets	2,549	2,835
Company Owned Life Insurance	46,127	46,642
Accrued Interest Receivable and Other Assets	27,601	25,917
TOTAL ASSETS	$3,004,803	$2,955,994

LIABILITIES
Non-interest-bearing Demand Deposits	$557,535	$571,989
Interest-bearing Demand, Savings, and Money Market Accounts	1,453,512	1,399,381
Time Deposits	352,274	378,181
Total Deposits	2,363,321	2,349,551

FHLB Advances and Other Borrowings	263,469	258,114
Accrued Interest Payable and Other Liabilities	23,059	18,062
TOTAL LIABILITIES	2,649,849	2,625,727

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized (1)	22,930	15,261
Additional Paid-in Capital	164,683	171,744
Retained Earnings	163,181	149,666
Accumulated Other Comprehensive (Loss) Income	4,160	(6,404)
TOTAL SHAREHOLDERS’ EQUITY	354,954	330,267
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,004,803	$2,955,994
End of period shares issued and outstanding (1)	22,929,627	22,904,157
(1) Share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2017	2016
INTEREST INCOME
Interest and Fees on Loans	$22,602	$22,670
Interest on Federal Funds Sold and Other Short-term Investments	27	20
Interest and Dividends on Securities:
Taxable	2,702	2,287
Non-taxable	2,070	1,873
TOTAL INTEREST INCOME	27,401	26,850

INTEREST EXPENSE
Interest on Deposits	1,626	1,326
Interest on FHLB Advances and Other Borrowings	962	853
TOTAL INTEREST EXPENSE	2,588	2,179

NET INTEREST INCOME	24,813	24,671
Provision for Loan Losses	350	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,463	24,321

NON-INTEREST INCOME
Trust and Investment Product Fees	1,350	1,223
Service Charges on Deposit Accounts	1,478	1,534
Insurance Revenues	1,744	1,605
Company Owned Life Insurance	480	247
Interchange Fee Income	1,156	873
Other Operating Income	630	722
Net Gains on Sales of Loans	959	883
Net Gains on Securities	—	968
TOTAL NON-INTEREST INCOME	7,797	8,055

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,460	10,184
Occupancy Expense	1,570	1,614
Furniture and Equipment Expense	654	604
FDIC Premiums	232	339
Data Processing Fees	1,044	1,181
Professional Fees	913	780
Advertising and Promotion	630	629
Intangible Amortization	242	312
Other Operating Expenses	2,251	2,696
TOTAL NON-INTEREST EXPENSE	18,996	18,339

Income before Income Taxes	13,264	14,037
Income Tax Expense	3,425	4,249
NET INCOME	$9,839	$9,788

Basic Earnings per Share (1)	$0.43	$0.43
Diluted Earnings per Share (1)	$0.43	$0.43

Dividends per Share (1)	$0.13	$0.12
(1) Per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2017	2016
INTEREST INCOME
Interest and Fees on Loans	$44,864	$41,334
Interest on Federal Funds Sold and Other Short-term Investments	54	37
Interest and Dividends on Securities:
Taxable	5,421	4,564
Non-taxable	4,095	3,595
TOTAL INTEREST INCOME	54,434	49,530

INTEREST EXPENSE
Interest on Deposits	3,069	2,481
Interest on FHLB Advances and Other Borrowings	1,827	1,594
TOTAL INTEREST EXPENSE	4,896	4,075

NET INTEREST INCOME	49,538	45,455
Provision for Loan Losses	850	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,688	44,255

NON-INTEREST INCOME
Trust and Investment Product Fees	2,593	2,244
Service Charges on Deposit Accounts	2,962	2,767
Insurance Revenues	4,384	4,332
Company Owned Life Insurance	734	462
Interchange Fee Income	2,179	1,661
Other Operating Income	1,487	1,235
Net Gains on Sales of Loans	1,646	1,603
Net Gains on Securities	—	968
TOTAL NON-INTEREST INCOME	15,985	15,272

NON-INTEREST EXPENSE
Salaries and Employee Benefits	22,904	21,785
Occupancy Expense	3,119	2,993
Furniture and Equipment Expense	1,287	1,112
FDIC Premiums	471	667
Data Processing Fees	2,055	3,346
Professional Fees	1,716	2,098
Advertising and Promotion	1,408	1,173
Intangible Amortization	495	520
Other Operating Expenses	4,577	4,885
TOTAL NON-INTEREST EXPENSE	38,032	38,579

Income before Income Taxes	26,641	20,948
Income Tax Expense	7,246	6,014
NET INCOME	$19,395	$14,934

Basic Earnings per Share (1)	$0.85	$0.68
Diluted Earnings per Share (1)	$0.85	$0.68

Dividends per Share (1)	$0.26	$0.24
(1) Per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2017	2016

NET INCOME	$9,839	$9,788

Other Comprehensive Income:
Unrealized Gains on Securities
Unrealized Holding Gain Arising During the Period	10,133	6,134
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	(968)
Tax Effect	(3,567)	(1,812)
Net of Tax	6,566	3,354

Total Other Comprehensive Income	6,566	3,354

COMPREHENSIVE INCOME	$16,405	$13,142

	Six Months Ended June 30,
	2017	2016

NET INCOME	$19,395	$14,934

Other Comprehensive Income:
Unrealized Gains on Securities
Unrealized Holding Gain Arising During the Period	16,312	12,343
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	(968)
Tax Effect	(5,748)	(3,992)
Net of Tax	10,564	7,383

Total Other Comprehensive Income	10,564	7,383

COMPREHENSIVE INCOME	$29,959	$22,317

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,395	$14,934
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,669	1,884
Depreciation and Amortization	2,317	2,227
Loans Originated for Sale	(57,304)	(53,059)
Proceeds from Sales of Loans Held-for-Sale	64,286	60,430
Provision for Loan Losses	850	1,200
Gain on Sale of Loans, net	(1,646)	(1,603)
Gain on Securities, net	—	(968)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(7)	1
Loss on Disposition and Donation of Premises and Equipment	2	5
Increase in Cash Surrender Value of Company Owned Life Insurance	(759)	(502)
Equity Based Compensation	637	528
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(196)	5,736
Interest Payable and Other Liabilities	(751)	(2,307)
Net Cash from Operating Activities	28,493	28,506

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Other Short-term Investments	—	(1,000)
Proceeds from Maturity of Other Short-term Investments	—	248
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	40,792	46,809
Proceeds from Sales of Securities Available-for-Sale	—	105,339
Purchase of Securities Available-for-Sale	(56,941)	(91,368)
Proceeds from Maturities of Securities Held-to-Maturity	—	95
Purchase of Federal Home Loan Bank Stock	—	(1,350)
Purchase of Loans	(59)	(4,488)
Loans Made to Customers, net of Payments Received	(43,297)	(74,838)
Proceeds from Sales of Other Real Estate	190	869
Property and Equipment Expenditures	(3,302)	(1,504)
Acquisition of River Valley Bancorp	—	(793)
Net Cash from Investing Activities	(62,617)	(21,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	13,909	45,673
Change in Short-term Borrowings	(18,851)	(24,888)
Advances in Long-term Debt	50,000	—
Repayments of Long-term Debt	(25,804)	(20,096)
Issuance of Common Stock	(29)	54
Dividends Paid	(5,880)	(5,137)
Net Cash from Financing Activities	13,345	(4,394)

Net Change in Cash and Cash Equivalents	(20,779)	2,131
Cash and Cash Equivalents at Beginning of Year	64,816	52,009
Cash and Cash Equivalents at End of Period	$44,037	$54,140

Cash Paid During the Period for
Interest	$4,913	$3,901
Income Taxes	7,239	5,133

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$1,230	$10
Reclassification of Land to Other Assets	330	—
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

NOTE 2 - Common Stock Split

On March 27, 2017, the Company declared a 3-for-2 stock split on the Company's authorized and outstanding common shares. The stock split was distributed on April 21, 2017, to shareholders of record as of April 6, 2017. All share and per share data in this Quarterly Report on Form 10-Q relating to a date or period that precedes April 21, 2017 have been adjusted to retroactively reflect the stock split.

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2017	2016
Basic Earnings per Share:
Net Income	$9,839	$9,788
Weighted Average Shares Outstanding (1)	22,929,426	22,884,028
Basic Earnings per Share	$0.43	$0.43

Diluted Earnings per Share:
Net Income	$9,839	$9,788

Weighted Average Shares Outstanding (1)	22,929,426	22,884,028
Potentially Dilutive Shares, Net	—	1,801
Diluted Weighted Average Shares Outstanding (1)	22,929,426	22,885,829
Diluted Earnings per Share	$0.43	$0.43
 (1) Share and per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

For the three months ended June 30, 2017 and 2016, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Per Share Data (continued)

	Six Months Ended June 30,
	2017	2016
Basic Earnings per Share:
Net Income	$19,395	$14,934
Weighted Average Shares Outstanding (1)	22,919,094	21,885,655
Basic Earnings per Share	$0.85	$0.68

Diluted Earnings per Share:
Net Income	$19,395	$14,934

Weighted Average Shares Outstanding (1)	22,919,094	21,885,655
Potentially Dilutive Shares, Net	—	3,958
Diluted Weighted Average Shares Outstanding (1)	22,919,094	21,889,613
Diluted Earnings per Share	$0.85	$0.68
 (1) Share and per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

For the six months ended June 30, 2017 and 2016, there were no anti-dilutive shares.

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2017 and December 31, 2016, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2017
Obligations of State and Political Subdivisions	$258,242	$9,337	$(592)	$266,987
MBS/CMO - Residential	475,440	2,096	(4,298)	473,238
Equity Securities	353	—	—	353
Total	$734,035	$11,433	$(4,890)	$740,578

December 31, 2016
Obligations of State and Political Subdivisions	$247,350	$3,847	$(3,678)	$247,519
MBS/CMO - Residential	471,852	480	(10,418)	461,914
Equity Securities	353	—	—	353
Total	$719,555	$4,327	$(14,096)	$709,786

Equity securities that do not have readily determinable fair values are included in the above totals, are carried at historical cost and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

The amortized cost and fair value of securities at June 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,282	$2,303
Due after one year through five years	22,311	23,357
Due after five years through ten years	75,810	79,589
Due after ten years	157,839	161,738
MBS/CMO - Residential	475,440	473,238
Equity Securities	353	353
Total	$734,035	$740,578

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016

Proceeds from Sales	$—	$42,364
Gross Gains on Sales	—	968
Income Taxes on Gross Gains	—	339

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

Proceeds from Sales	$—	$105,339
Gross Gains on Sales	—	968
Income Taxes on Gross Gains	—	339

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $174,047 and $186,572 as of June 30, 2017 and December 31, 2016, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2017 and December 31, 2016, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$35,898	$(592)	$—	$—	$35,898	$(592)
MBS/CMO - Residential	241,223	(3,198)	45,397	(1,100)	286,620	(4,298)
Equity Securities	—	—	—	—	—	—
Total	$277,121	$(3,790)	$45,397	$(1,100)	$322,518	$(4,890)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$108,918	$(3,678)	$—	$—	$108,918	$(3,678)
MBS/CMO - Residential	356,040	(8,782)	47,271	(1,636)	403,311	(10,418)
Equity Securities	—	—	—	—	—	—
Total	$464,958	$(12,460)	$47,271	$(1,636)	$512,229	$(14,096)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

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

The Company's equity securities consist of one non-controlling investment in a single banking organization at June 30, 2017 and December 31, 2016. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $84.5 million at June 30, 2017 and $67.9 million at December 31, 2016. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$84,546	$1,655	$67,902	$1,291

Included in Other Liabilities:
Interest Rate Swaps	$84,546	$1,736	$67,902	$1,238

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Rate Swaps:
Included in Other Operating Income	$—	$104	$348	$158

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 – Loans

Loans were comprised of the following classifications at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Commercial:
Commercial and Industrial Loans and Leases	$467,754	$457,372
Commercial Real Estate Loans	870,100	856,094
Agricultural Loans	313,254	303,128
Retail:
Home Equity Loans	141,377	133,575
Consumer Loans	61,185	59,945
Residential Mortgage Loans	181,477	183,290
Subtotal	2,035,147	1,993,404
Less: Unearned Income	(3,404)	(3,449)
Allowance for Loan Losses	(15,320)	(14,808)
Loans, Net	$2,016,423	$1,975,147

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended June 30, 2017 and 2016:

June 30, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,612	$5,696	$4,361	$299	$244	$348	$606	$15,166
Provision for Loan Losses	62	(259)	468	16	54	19	(10)	350
Recoveries	7	34	—	2	67	8	—	118
Loans Charged-off	(9)	(155)	—	(17)	(111)	(22)	—	(314)
Ending Balance	$3,672	$5,316	$4,829	$300	$254	$353	$596	$15,320

June 30, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,346	$6,463	$2,529	$352	$230	$531	$710	$15,161
Provision for Loan Losses	(180)	68	175	9	66	196	16	350
Recoveries	24	2	—	—	43	4	—	73
Loans Charged-off	—	—	—	(11)	(97)	(172)	—	(280)
Ending Balance	$4,190	$6,533	$2,704	$350	$242	$559	$726	$15,304

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2017 and 2016:

June 30, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808
Provision for Loan Losses	(53)	19	735	33	172	38	(94)	850
Recoveries	9	39	—	2	127	35	—	212
Loans Charged-off	(9)	(194)	—	(18)	(280)	(49)	—	(550)
Ending Balance	$3,672	$5,316	$4,829	$300	$254	$353	$596	$15,320

June 30, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438
Provision for Loan Losses	(75)	188	589	40	93	351	14	1,200
Recoveries	28	3	—	1	88	9	—	129
Loans Charged-off	(5)	—	—	(74)	(169)	(215)	—	(463)
Ending Balance	$4,190	$6,533	$2,704	$350	$242	$559	$726	$15,304

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
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2017 and December 31, 2016:

June 30, 2017	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$260	$10	$180	$70	$—	$—	$—	$—
Collectively Evaluated for Impairment	15,000	3,659	5,132	4,711	300	249	353	596
Acquired with Deteriorated Credit Quality	60	3	4	48	—	5	—	—
Total Ending Allowance Balance	$15,320	$3,672	$5,316	$4,829	$300	$254	$353	$596

Loans:
Loans Individually Evaluated for Impairment	$1,413	$187	$836	$390	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,031,844	467,531	864,532	315,691	141,851	61,281	180,958	n/m(2)
Loans Acquired with Deteriorated Credit Quality	9,513	1,247	6,602	683	—	53	928	n/m(2)
Total Ending Loans Balance(1)	$2,042,770	$468,965	$871,970	$316,764	$141,851	$61,334	$181,886	n/m(2)

(1)Total recorded investment in loans includes $7,623 in accrued interest.
(2)n/m = not meaningful

December 31, 2016	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$255	$24	$231	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,448	3,698	5,172	4,046	283	230	329	690
Acquired with Deteriorated Credit Quality	105	3	49	48	—	5	—	—
Total Ending Allowance Balance	$14,808	$3,725	$5,452	$4,094	$283	$235	$329	$690

Loans:
Loans Individually Evaluated for Impairment	$1,239	$113	$832	$294	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,989,128	456,769	849,510	305,946	134,032	60,046	182,825	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,048	1,656	7,688	706	—	53	945	n/m(2)
Total Ending Loans Balance(1)	$2,001,415	$458,538	$858,030	$306,946	$134,032	$60,099	$183,770	n/m(2)

(1)Total recorded investment in loans includes $8,011 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016:

June 30, 2017	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$196	$139	$—
Commercial Real Estate Loans	838	450	—
Agricultural Loans	199	162	—
Subtotal	1,233	751	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	105	64	13
Commercial Real Estate Loans	800	791	184
Agricultural Loans	806	715	118
Subtotal	1,711	1,570	315
Total	$2,944	$2,321	$315

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$581	$203	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$844	$705	$55

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

December 31, 2016	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$85	$29	$—
Commercial Real Estate Loans	1,278	784	—
Agricultural Loans	356	294	—
Subtotal	1,719	1,107	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	148	107	27
Commercial Real Estate Loans	839	827	280
Agricultural Loans	588	497	48
Subtotal	1,575	1,431	355
Total	$3,294	$2,538	$355

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,018	$531	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$910	$768	$100

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended June 30, 2017 and 2016:

June 30, 2017	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$150	$2	$1
Commercial Real Estate Loans	1,124	26	26
Agricultural Loans	496	19	16
Subtotal	1,770	47	43
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	65	1	—
Commercial Real Estate Loans	795	4	—
Agricultural Loans	727	—	—
Subtotal	1,587	5	—
Total	$3,357	$52	$43

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$245	$25	$25
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$712	$4	$—

June 30, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$185	$3	$1
Commercial Real Estate Loans	3,397	6	1
Agricultural Loans	845	—	—
Subtotal	4,427	9	2
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	86	—	—
Commercial Real Estate Loans	2,198	1	—
Agricultural Loans	—	—	—
Subtotal	2,284	1	—
Total	$6,711	$10	$2

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$2,324	$4	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the six month period ended June 30, 2017 and 2016:

June 30, 2017	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$83	$2	$2
Commercial Real Estate Loans	823	30	29
Agricultural Loans	607	24	16
Subtotal	1,513	56	47
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	84	2	1
Commercial Real Estate Loans	1,609	10	6
Agricultural Loans	612	—	—
Subtotal	2,305	12	7
Total	$3,818	$68	$54

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$311	$25	$25
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$721	$11	$7

June 30, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$133	$25	$12
Commercial Real Estate Loans	1,988	24	4
Agricultural Loans	428	2	1
Subtotal	2,549	51	17
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	108	—	—
Commercial Real Estate Loans	2,216	2	—
Agricultural Loans	—	—	—
Subtotal	2,324	2	—
Total	$4,873	$53	$17

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,697	$12	$2
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

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
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

are reasonably assured. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of June 30, 2017 and December 31, 2016:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Commercial and Industrial Loans and Leases	$60	$86	$—	$2
Commercial Real Estate Loans	982	1,408	32	—
Agricultural Loans	878	792	31	—
Home Equity Loans	72	73	—	—
Consumer Loans	433	85	—	—
Residential Mortgage Loans	672	1,349	—	—
Total	$3,097	$3,793	$63	$2
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$820	$1,264	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2017 and December 31, 2016:

June 30, 2017	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$468,965	$51	$3	$53	$107	$468,858
Commercial Real Estate Loans	871,970	1,060	52	393	1,505	870,465
Agricultural Loans	316,764	110	—	746	856	315,908
Home Equity Loans	141,851	234	19	72	325	141,526
Consumer Loans	61,334	164	40	433	637	60,697
Residential Mortgage Loans	181,886	2,791	982	382	4,155	177,731
Total(1)	$2,042,770	$4,410	$1,096	$2,079	$7,585	$2,035,185
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$9,513	$—	$—	$568	$568	$8,945
(1)Total recorded investment in loans includes $7,623 in accrued interest.

December 31, 2016	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$458,538	$20	$4	$77	$101	$458,437
Commercial Real Estate Loans	858,030	1,509	21	330	1,860	856,170
Agricultural Loans	306,946	84	50	610	744	306,202
Home Equity Loans	134,032	707	16	73	796	133,236
Consumer Loans	60,099	175	147	85	407	59,692
Residential Mortgage Loans	183,770	3,470	1,251	806	5,527	178,243
Total(1)	$2,001,415	$5,965	$1,489	$1,981	$9,435	$1,991,980
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,048	$130	$—	$627	$757	$10,291
Loans Acquired in Current Year (Included in the Total Above)	$262,809	$2,752	$862	$1,126	$4,740	$258,069
(1)Total recorded investment in loans includes $8,011 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

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

During the three months ended June 30, 2017 there was one loan modified as a troubled debt restructuring. During the six months ended June 30, 2017, there were two loans modified as troubled debt restructurings. During the three and six months ended June 30, 2016, there were no loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of June 30, 2017 and December 31, 2016:

June 30, 2017	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$127	$127	$—
Commercial Real Estate Loans	27	27	—
Total	$154	$154	$—

December 31, 2016	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$28	$28	$—
Commercial Real Estate Loans	—	—	—
Total	$28	$28	$—

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of June 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings. The total allowance associated with the loans modified as troubled debt restructurings as of June 30, 2017 and December 31, 2016 was $16 and $3, respectively.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending June 30, 2017 and 2016:

June 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	1	$127	$127
Commercial Real Estate Loans	—	—	—
Total	1	$127	$127

The troubled debt restructurings described above increased the allowance for loan losses by $8 and resulted in charge-offs of $0 during the three months ending June 30, 2017.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2017 and 2016:

June 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	1	$127	$127
Commercial Real Estate Loans	1	28	28
Total	2	$155	$155

The troubled debt restructurings described above increased the allowance for loan losses by $10 and resulted in charge-offs of $0 during the six months ending June 30, 2017.

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

Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ending June 30, 2017 and 2016.

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
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$449,772	$8,792	$10,401	$—	$468,965
Commercial Real Estate Loans	833,572	23,865	14,533	—	871,970
Agricultural Loans	287,410	26,230	3,124	—	316,764
Total	$1,570,754	$58,887	$28,058	$—	$1,657,699
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,479	$3,120	$3,933	$—	$8,532

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$437,353	$10,454	$10,731	$—	$458,538
Commercial Real Estate Loans	814,033	26,549	17,448	—	858,030
Agricultural Loans	287,975	14,670	4,301	—	306,946
Total	$1,539,361	$51,673	$32,480	$—	$1,623,514
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,897	$3,121	$5,032	$—	$10,050
Loans Acquired in Current Year (Included in the Total Above)	$175,915	$11,638	$8,145	$—	$195,698

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of June 30, 2017 and December 31, 2016:

June 30, 2017	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$141,779	$60,901	$181,214
Nonperforming	72	433	672
Total	$141,851	$61,334	$181,886
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$928

December 31, 2016	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$133,959	$60,014	$182,421
Nonperforming	73	85	1,349
Total	$134,032	$60,099	$183,770
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$945

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	June 30, 2017	December 31, 2016

Commercial and Industrial Loans	$1,247	$1,656
Commercial Real Estate Loans	6,602	7,688
Agricultural Loans	683	706
Consumer Loans	53	53
Residential Mortgage Loans	928	945
Total	$9,513	$11,048

Carrying Amount, Net of Allowance	$9,453	$10,943

Accretable yield, or income expected to be collected, is as follows:

	2017	2016

Balance at April 1	$2,790	$2,613
New Loans Purchased	—	—
Accretion of Income	(240)	(415)
Reclassifications from Non-accretable Difference	155	—
Charge-off of Accretable Yield	—	—
Balance at June 30	$2,705	$2,198

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended June 30, 2017 and 2016. The Company reversed allowances for loan losses of $56 during the three months ended June 30, 2017. No allowance for loan losses were reversed during the three months ended June 30, 2016.

	2017	2016

Balance at January 1	$2,521	$1,279
New Loans Purchased	—	1,395
Accretion of Income	(282)	(476)
Reclassifications from Non-accretable Difference	466	—
Charge-off of Accretable Yield	—	—
Balance at June 30	$2,705	$2,198

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $11 and $0 during the six months ended June 30, 2017 and 2016. The Company reversed allowances for loan losses of $56 during the six months ended June 30, 2017. No allowance for loan losses was reversed during the six months ended June 30, 2016.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $137 as of June 30, 2017 and $202 as of December 31, 2016.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $43,026 and $42,412 as of June 30, 2017 and December 31, 2016, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 8 – Segment Information

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 52 banking offices at June 30, 2017. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2017
Net Interest Income	$24,999	$1	$2	$(189)	$24,813
Net Gains on Sales of Loans	959	—	—	—	959
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	1,350	—	(1)	1,350
Insurance Revenues	12	8	1,724	—	1,744
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	1,103	4	19	64	1,190
Income Tax Expense (Benefit)	3,615	49	48	(287)	3,425
Segment Profit (Loss)	9,791	66	74	(92)	9,839
Segment Assets at June 30, 2017	3,001,898	1,907	9,774	(8,776)	3,004,803

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2016
Net Interest Income	$24,873	$1	$1	$(204)	$24,671
Net Gains on Sales of Loans	883	—	—	—	883
Net Gains on Securities	968	—	—	—	968
Trust and Investment Product Fees	2	1,221	—	—	1,223
Insurance Revenues	4	5	1,596	—	1,605
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	1,089	1	25	64	1,179
Income Tax Expense (Benefit)	4,419	50	58	(278)	4,249
Segment Profit (Loss)	9,800	76	87	(175)	9,788
Segment Assets at December 31, 2016	2,958,585	1,851	8,494	(12,936)	2,955,994

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2017
Net Interest Income	$49,908	$2	$4	$(376)	$49,538
Net Gains on Sales of Loans	1,646	—	—	—	1,646
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	2,594	—	(3)	2,593
Insurance Revenues	14	13	4,357	—	4,384
Noncash Items:
Provision for Loan Losses	850	—	—	—	850
Depreciation and Amortization	2,144	7	38	128	2,317
Income Tax Expense (Benefit)	7,237	83	475	(549)	7,246
Segment Profit (Loss)	18,756	110	747	(218)	19,395
Segment Assets at June 30, 2017	3,001,898	1,907	9,774	(8,776)	3,004,803

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2016
Net Interest Income	$45,771	$—	$3	$(319)	$45,455
Net Gains on Sales of Loans	1,603	—	—	—	1,603
Net Gains on Securities	968	—	—	—	968
Trust and Investment Product Fees	3	2,241	—	—	2,244
Insurance Revenues	8	13	4,311	—	4,332
Noncash Items:
Provision for Loan Losses	1,200	—	—	—	1,200
Depreciation and Amortization	2,064	2	51	110	2,227
Income Tax Expense (Benefit)	6,100	64	568	(718)	6,014
Segment Profit (Loss)	14,881	83	877	(907)	14,934
Segment Assets at December 31, 2016	2,958,585	1,851	8,494	(12,936)	2,955,994

NOTE 9 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of June 30, 2017, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the three or six months ended June 30, 2017 and 2016.

NOTE 10 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2017, the Company has reserved 412,104 shares of common stock for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and six months ended June 30, 2017 and 2016, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2017 and 2016 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended June 30, 2017, the Company granted awards of 210 shares of restricted stock. The Company granted no shares of restricted stock during the three months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, the Company granted awards of 38,100 and 48,375 shares of restricted stock, respectively. Total unvested restricted stock awards at June 30, 2017 and December 31, 2016 were 91,263 and 53,163, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2017	2016

Restricted Stock Expense	$342	$267
Cash Entitlement Expense	181	142
Tax Effect	(205)	(165)
Net of Tax	$318	$244

	Six Months Ended June 30,
	2017	2016

Restricted Stock Expense	$649	$855
Cash Entitlement Expense	340	284
Tax Effect	(388)	(461)
Net of Tax	$601	$678

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,739 and $2,411 as of June 30, 2017 and 2016, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At June 30, 2017, there were 577,426 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

There was no expense recorded for the employee stock purchase plan during the three or six months ended June 30, 2017. There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2016. There was no unrecognized compensation expense as of June 30, 2017 and 2016 for the Employee Stock Purchase Plan.

NOTE 11 – Fair Value

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2017, the Company held $6.8 million in Level 3 securities which consist of $6.5 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans: Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances includes consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor's required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$260,523	$6,464	$266,987
MBS/CMO - Residential	—	473,238	—	473,238
Equity Securities	—	—	353	353
Total Securities	$—	$733,761	$6,817	$740,578

Loans Held-for-Sale	$—	$9,844	$—	$9,844

Derivative Assets	$—	$1,655	$—	$1,655

Mortgage Servicing Rights	$—	$575	$—	$575

Derivative Liabilities	$—	$1,736	$—	$1,736

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$240,224	$7,295	$247,519
MBS/CMO - Residential	—	461,914	—	461,914
Equity Securities	—	—	353	353
Total Securities	$—	$702,138	$7,648	$709,786

Loans Held-for-Sale	$—	$15,273	$—	$15,273

Derivative Assets	$—	$1,291	$—	$1,291

Mortgage Servicing Rights	$—	$611	$—	$611

Derivative Liabilities	$—	$1,238	$—	$1,238

There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2017 and December 31, 2016.

At June 30, 2017, the aggregate fair value of the Loans Held-for-Sale was $9,844. Aggregate contractual principal balance was $9,622 with a difference of $222. At December 31, 2016, the aggregate fair value of the Loans Held-for-Sale was $15,273. Aggregate contractual principal balance was $14,983 with a difference of $290.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

	Obligations of State and Political Subdivisions		Equity Securities
	2017	2016	2017	2016

Balance of Recurring Level 3 Assets at April 1	$6,447	$8,196	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	17	17	—	—
Maturities / Calls	—	—	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$6,464	$8,213	$353	$353

	Obligations of State and Political Subdivisions		Equity Securities
	2017	2016	2017	2016

Balance of Recurring Level 3 Assets at January 1	$7,295	$9,020	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	34	38	—	—
Maturities / Calls	(865)	(845)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$6,464	$8,213	$353	$353

Of the total gain/loss for the three and six months ended June 30, 2017, $17 and $34 was attributable to other changes in fair value. Of the total gain/loss included in other comprehensive income for the three and six months ended June 30, 2016, $17 and $38, respectively, was attributable to other changes in fair value.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$37	$37
Commercial Real Estate Loans	—	—	410	410
Agricultural Loans	—	—	158	158

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$60	$60
Commercial Real Estate Loans	—	—	348	348
Agricultural Loans	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $865 with a valuation allowance of $260, resulting in a decrease to the provision for loan losses of $273 for the three months ended June 30, 2017 and an increase to the provision for loan losses of $5 for the six months ended June 30, 2017. For the three and six months ended June 30, 2016, impaired loans resulted in a reduction to the provision for loan losses of $5 and $8, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $663 with a valuation allowance of $255, resulting in an increase to the provision for loan losses of $115 for the year ended December 31, 2016.

There was no Other Real Estate carried at fair value less costs to sell at June 30, 2017. No charge to earnings was included in the three and six months ended June 30, 2017 and 2016. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2016. A charge to earnings through Other Operating Income of $75 was included in the year ended December 31, 2016.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$37	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (95%)
Impaired Loans - Commercial Real Estate Loans	$410	Sales comparison approach	Adjustment for physical condition of comparable properties sold	33%-76% (52%)
Impaired Loans - Agricultural Loans	$158	Sales comparison approach	Adjustment for physical condition of comparable properties sold	35% (35%)

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$60	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (89%)
Impaired Loans - Commercial Real Estate Loans	$348	Sales comparison approach	Adjustment for physical condition of comparable properties sold	33%-77% (56%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2017 and December 31, 2016. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

		Fair Value Measurements at June 30, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$44,037	$36,833	$7,204	$—	$44,037
Loans, Net	2,015,818	—	—	2,011,522	2,011,522
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	11,287	—	3,555	7,732	11,287
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,011,047)	(2,011,047)	—	—	(2,011,047)
Time Deposits	(352,274)	—	(351,112)	—	(351,112)
Short-term Borrowings	(118,703)	—	(118,703)	—	(118,703)
Long-term Debt	(144,766)	—	(133,346)	(11,110)	(144,456)
Accrued Interest Payable	(773)	—	(758)	(15)	(773)

		Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$64,816	$48,467	$16,349	$—	$64,816
Loans, Net	1,974,074	—	—	1,980,523	1,980,523
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	11,413	—	3,289	8,124	11,413
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,971,370)	(1,971,370)	—	—	(1,971,370)
Time Deposits	(378,181)	—	(378,000)	—	(378,000)
Short-term Borrowings	(137,554)	—	(137,554)	—	(137,554)
Long-term Debt	(120,560)	—	(109,709)	(10,793)	(120,502)
Accrued Interest Payable	(789)	—	(775)	(14)	(789)

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
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

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

NOTE 12 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2017 and 2016, net of tax:

June 30, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2017	$(2,314)	$(92)	$(2,406)
Other Comprehensive Income (Loss) Before Reclassification	6,566	—	6,566
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	6,566	—	6,566
Ending Balance at June 30, 2017	$4,252	$(92)	$4,160

June 30, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2017	$(6,312)	$(92)	$(6,404)
Other Comprehensive Income (Loss) Before Reclassification	10,564	—	10,564
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	10,564	—	10,564
Ending Balance at June 30, 2017	$4,252	$(92)	$4,160

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss) (continued)

June 30, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2016	$7,919	$(78)	$7,841
Other Comprehensive Income (Loss) Before Reclassification	3,983	—	3,983
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(629)	—	(629)
Net Current Period Other Comprehensive Income (Loss)	3,354	—	3,354
Ending Balance at June 30, 2016	$11,273	$(78)	$11,195

June 30, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2016	$3,890	$(78)	$3,812
Other Comprehensive Income (Loss) Before Reclassification	8,012	—	8,012
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(629)	—	(629)
Net Current Period Other Comprehensive Income (Loss)	7,383	—	7,383
Ending Balance at June 30, 2016	$11,273	$(78)	$11,195

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2017	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2017	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss) (continued)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$968	Net Gains on Securities
	(339)	Income Tax Expense
	629	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2016	$629

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$968	Net Gains on Securities
	(339)	Income Tax Expense
	629	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2016	$629

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

In January 2016, the FASB amended existing guidance (ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Also, it requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company notes that the impact of adoption is to carry the equity security at fair value through the income statement or at cost, less impairment when fair value is not readily determinable, with observable price changes being recognized in earnings. The Company doesn't expect the impact to be material. For additional information on this equity security, see Note 4 - Securities.

In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Newly Issued Accounting Pronouncements (continued)

guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Based on our leases outstanding as of June 30, 2017, the Company does not expect this new guidance to have a material impact on the consolidated results of operation. However as a result of this new guidance, the Company anticipates an estimated increase in its Consolidated Balance Sheet of approximately $6,000. This impact will vary based on the Company's future decisions to enter into new lease agreements or exit/renew current lease agreements prior to the date of implementation.

In June 2016, the FASB issued guidance (ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. These amendments are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company anticipates there may be an increase in its allowance for loan losses at the time of adoption of this standard, but can not estimate the amount at this time.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2017 and December 31, 2016 and the consolidated results of operations for the three and six months ended June 30, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Net income for the quarter ended June 30, 2017 totaled $9,839,000, or $0.43 per diluted share, compared to net income of $9,788,000, or $0.43 per diluted share for the quarter ended June 30, 2016. For the first half 2017, earnings improved $4,461,000, or 30%, to $19,395,000 as compared to $14,934,000 for the first six months of 2016. On a per share basis, net income totaled $0.85 per diluted share during the first six months of 2017 representing a 25% increase from the $0.68 per diluted share for the first half of 2016. The first half of 2016 included four months of operations of River Valley and was impacted by merger related charges associated with the closing of the River Valley transaction effective March 1, 2016. The merger related charges totaled approximately $4,129,000, or $2,612,000 on an after-tax basis, which represented approximately $0.12 per share during the first half of 2016.

On March 27, 2017, the Company declared a 3-for-2 stock split on the Company’s authorized and outstanding common shares. The stock split was distributed on April 21, 2017 to shareholders of record as of April 6, 2017. All share and per share data in this Quarterly Report on Form 10-Q relating to a date or period that precedes April 21, 2017 have been adjusted and are reflective of the stock split.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of June 30, 2017, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $11,433,000 and gross unrealized losses totaled approximately $4,890,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2017 totaled $9,839,000, or $0.43 per diluted share compared to net income of $9,788,000, or $0.43 per diluted share for the quarter ended June 30, 2016. For the first half 2017, earnings improved $4,461,000, or 30%, to $19,395,000 as compared to $14,934,000 for the first six months of 2016. On a per share basis, net income totaled $0.85 per diluted share during the first six months of 2017 representing a 25% increase from the $0.68 per diluted share for the first half of 2016. The first half of 2016 included four months of operations of River Valley and was impacted by merger related charges associated with the closing of the River Valley transaction effective March 1, 2016. The merger related charges totaled approximately $4,129,000, or $2,612,000 on an after-tax basis, which represented approximately $0.12 per share during the first half of 2016.

On March 27, 2017, the Company declared a 3-for-2 stock split on the Company’s authorized and outstanding common shares. The stock split was distributed on April 21, 2017 to shareholders of record as of April 6, 2017. All share and per share data in this Quarterly Report on Form 10-Q relating to a date or period that precedes April 21, 2017 have been adjusted and are reflective of the stock split.

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

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$13,268	$27	0.79%	$25,918	$20	0.30%
Securities:
Taxable	481,556	2,702	2.24%	483,465	2,287	1.89%
Non-taxable	261,798	3,185	4.87%	239,757	2,881	4.81%
Total Loans and Leases(2)	2,011,518	22,780	4.54%	1,935,246	22,791	4.73%
TOTAL INTEREST EARNING ASSETS	2,768,140	28,694	4.15%	2,684,386	27,979	4.19%
Other Assets	218,038			216,089
Less: Allowance for Loan Losses	(15,433)			(15,310)
TOTAL ASSETS	$2,970,745			$2,885,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,446,994	$939	0.26%	$1,369,446	$672	0.20%
Time Deposits	360,938	687	0.76%	426,917	654	0.62%
FHLB Advances and Other Borrowings	233,197	962	1.65%	235,435	853	1.46%
TOTAL INTEREST-BEARING LIABILITIES	2,041,129	2,588	0.51%	2,031,798	2,179	0.43%
Demand Deposit Accounts	560,763			502,070
Other Liabilities	21,818			25,543
TOTAL LIABILITIES	2,623,710			2,559,411
Shareholders’ Equity	347,035			325,754
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,970,745			$2,885,165

COST OF FUNDS			0.37%			0.33%
NET INTEREST INCOME		$26,106			$25,800
NET INTEREST MARGIN			3.78%			3.86%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $142,000, or 1% (an increase of $306,000 or 1% on a tax-equivalent basis), for the quarter ended June 30, 2017 compared with the same quarter of 2016.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.78% for the second quarter of 2017 compared to 3.86% during the second quarter of 2016. The tax equivalent yield on earning assets totaled 4.15% during the quarter ended June 30, 2017 compared to 4.19% in the same period of 2016, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.37% during the quarter ended June 30, 2017 compared to 0.33% in the same period of 2016.

The decline in the net interest margin during the second quarter of 2017 was primarily attributable to a decrease in the amount of accretion of loan discounts on acquired loans. Accretion of loan discounts on acquired loans contributed approximately 10 basis points to the net interest margin on an annualized basis in the second quarter of 2017 compared with 23 basis points in the second quarter of 2016. The higher level of accretion in the second quarter of 2016 was largely attributable to the pay-off activity on loans acquired in the River Valley transaction.

The Company's cost of funds increased approximately 4 basis points in the second quarter of 2017 compared with the second quarter of 2016. The higher cost of funds was largely attributable to an increase in short-term market interest rates over the past several quarters.

The following table summarizes net interest income (on a tax-equivalent basis). For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$12,913	$54	0.83%	$23,148	$37	0.32%
Securities:
Taxable	480,720	5,421	2.26%	481,447	4,564	1.90%
Non-taxable	256,924	6,300	4.90%	228,252	5,530	4.85%
Total Loans and Leases(2)	1,993,283	45,220	4.57%	1,814,944	41,546	4.60%
TOTAL INTEREST EARNING ASSETS	2,743,840	56,995	4.18%	2,547,791	51,677	4.07%
Other Assets	219,923			191,077
Less: Allowance for Loan Losses	(15,220)			(14,936)
TOTAL ASSETS	$2,948,543			$2,723,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,416,341	$1,677	0.24%	$1,256,441	$1,136	0.18%
Time Deposits	380,935	1,392	0.74%	413,635	1,345	0.65%
FHLB Advances and Other Borrowings	230,009	1,827	1.60%	239,232	1,594	1.34%
TOTAL INTEREST-BEARING LIABILITIES	2,027,285	4,896	0.49%	1,909,308	4,075	0.43%
Demand Deposit Accounts	559,345			484,793
Other Liabilities	20,570			24,831
TOTAL LIABILITIES	2,607,200			2,418,932
Shareholders’ Equity	341,343			305,000
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,948,543			$2,723,932

COST OF FUNDS			0.36%			0.32%
NET INTEREST INCOME		$52,099			$47,602
NET INTEREST MARGIN			3.82%			3.75%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $4,083,000, or 9% (an increase of $4,497,000 or 9% on a tax-equivalent basis), for the six months ended June 30, 2017 compared with the same period of 2016. The increased level of net interest income during the first half of 2017 compared with the first half of 2016 was driven primarily by a higher level of earning assets resulting from the acquisition of River Valley and from organic loan growth excluding River Valley and by an improved net interest margin.

The tax equivalent net interest margin was 3.82% for the first six months of 2017 compared to 3.75% during the same period of 2016. The tax equivalent yield on earning assets totaled 4.18% during the six months ended June 30, 2017 compared to 4.07% in the same period of 2016, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.36% during the six months ended June 30, 2017 compared to 0.32% in the same period of 2016.

The increase in the net interest margin during the six months ended June 30, 2017 compared with the same period of the prior year was primarily attributable to an improved yield on the Company's securities portfolio partially offset by a higher cost of funds. Accretion of loan discounts on acquired loans remained relatively stable during the first half of 2017 compared with the same period of 2016. Accretion of loan discounts on acquired loans contributed approximately 14 basis points to the net interest margin on an annualized basis in the first half of 2017 and 15 basis points in the same period of 2016.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2017, the provision for loan losses totaled $350,000 which remained stable with the second quarter of 2016 provision of $350,000. The provision for loan loss represented approximately 7 basis points of average loans on an annualized basis in both the second quarter of 2017 and second quarter of 2016.

The provision for loan losses totaled $850,000 for the six months ended June 30, 2017, a decrease of $350,000, or 29%, compared to the provision of $1,200,000 during the six months ended June 30, 2016. During the first half of 2017, the provision for loan loss represented approximately 9 basis points of average loans on an annualized basis compared with 13 basis points of average loans on an annualized basis during the first half of 2016. The level of provision during all periods presented was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss.

Net charge-offs totaled $196,000 or 4 basis points on an annualized basis of average loans outstanding during the three months ended June 30, 2017, compared with $207,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2016. The Company realized net charge-offs of $338,000 or 3 basis points on an annualized basis of average loans outstanding during the six months ended June 30, 2017, compared with net charge-offs of $334,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2016.

The provision for loan losses made during the three and six months ended June 30, 2017 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2017, non-interest income totaled $7,797,000, a decrease of $258,000, or 3%, compared with the second quarter of 2016.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Trust and Investment Product Fees	$1,350	$1,223	$127	10%
Service Charges on Deposit Accounts	1,478	1,534	(56)	(4)
Insurance Revenues	1,744	1,605	139	9
Company Owned Life Insurance	480	247	233	94
Interchange Fee Income	1,156	873	283	32
Other Operating Income	630	722	(92)	(13)
Subtotal	6,838	6,204	634	10
Net Gains on Sales of Loans	959	883	76	9
Net Gains on Securities	—	968	(968)	(100)
Total Non-interest Income	$7,797	$8,055	$(258)	(3)

Trust and investment product fees increased $127,000, or 10%, during the second quarter of 2017 compared with the second quarter of 2016. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth advisory group.

Company owned life insurance revenue increased $233,000, or 94%, during the quarter ended June 30, 2017, compared with the second quarter of 2016. The increase was largely related to death benefits received from life insurance policies during the quarter ended June 30, 2017.

Interchange fee income increased $283,000, or 32%, during the second quarter of 2017 compared with the second quarter of 2016. The increase was primarily attributable to increased card utilization by customers.

The Company realized no gains on sales of securities during the second quarter of 2017 compared with a net gain on the sale of securities of $968,000 in the second quarter of 2016 related to the sale of $41.4 million of securities.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Trust and Investment Product Fees	$2,593	$2,244	$349	16%
Service Charges on Deposit Accounts	2,962	2,767	195	7
Insurance Revenues	4,384	4,332	52	1
Company Owned Life Insurance	734	462	272	59
Interchange Fee Income	2,179	1,661	518	31
Other Operating Income	1,487	1,235	252	20
Subtotal	14,339	12,701	1,638	13
Net Gains on Sales of Loans	1,646	1,603	43	3
Net Gains on Securities	—	968	(968)	(100)
Total Non-interest Income	$15,985	$15,272	$713	5

During the six months ended June 30, 2017, non-interest income totaled $15,985,000, an increase of $713,000, or 5%, compared with the first half of 2016.

Trust and investment product fees increased $349,000, or 16%, during the first half of 2017 compared with the first half of 2016. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth advisory group.

Service charges on deposit accounts increased $195,000, or 7%, during the first half of 2017 compared with the first half of 2016. The increase was primarily attributable to the inclusion of River Valley for the full first six months of 2017 compared to four months during the first half of 2016.

Company owned life insurance revenue increased $272,000, or 59%, during the six months ended June 30, 2017, compared with the same period of 2016. The increase was largely related to death benefits received from life insurance policies during 2017.

Interchange fee income increased $518,000, or 31%, during the first half of 2017 compared with the same period of 2016. The increase was attributable to a full six months of operations from River Valley included in 2017 and increased card utilization by customers.

Other operating income increased $252,000, or 20%, during the six months ended June 30, 2017 compared with the first half of 2016. The increase in 2017 compared with the first half of 2016 was largely attributable to increased fees and fair value adjustments associated with swap transactions with loan customers.

The Company realized no gains on sales of securities during the first half of 2017 compared with a net gain on the sale of securities of $968,000 in the first half of 2016 related to the sale of $41.4 million of securities.

Non-interest Expense:

During the quarter ended June 30, 2017, non-interest expense totaled $18,996,000, an increase of $657,000, or 4%, compared with the second quarter of 2016.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Salaries and Employee Benefits	$11,460	$10,184	$1,276	13%
Occupancy, Furniture and Equipment Expense	2,224	2,218	6	—
FDIC Premiums	232	339	(107)	(32)
Data Processing Fees	1,044	1,181	(137)	(12)
Professional Fees	913	780	133	17
Advertising and Promotion	630	629	1	—
Intangible Amortization	242	312	(70)	(22)
Other Operating Expenses	2,251	2,696	(445)	(17)
Total Non-interest Expense	$18,996	$18,339	$657	4

Salaries and benefits increased $1,276,000, or 13%, during the quarter ended June 30, 2017 compared with the second quarter of 2016. The increase in salaries and benefits during the second quarter of 2017 compared with the second quarter of 2016 was primarily attributable to an increased number of full-time equivalent employees and higher levels employee benefit costs including incentive compensation plan costs and health insurance costs.

Data processing fees declined $137,000, or 12%, in the second quarter of 2017 compared with the second quarter of 2016. The decline during 2017 compared with 2016 was primarily attributable to expenses related to the River Valley transaction.

Professional fees increased $133,000, or 17%, during the quarter ended June 30, 2017 compared with the second quarter of 2016. The increase was largely attributable to costs associated with the three-for-two stock split completed during the second quarter of 2017.

Other operating expenses decreased $445,000, or 17%, during the quarter ended June 30, 2017 compared with the second quarter of 2016. The decline was primarily attributable to various card and deposit account expenses which were higher in 2016 related to the River Valley transaction, to deposit gathering strategic initiatives and to a lower level of debit card fraud losses in 2017 compared with 2016.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Salaries and Employee Benefits	$22,904	$21,785	$1,119	5%
Occupancy, Furniture and Equipment Expense	4,406	4,105	301	7
FDIC Premiums	471	667	(196)	(29)
Data Processing Fees	2,055	3,346	(1,291)	(39)
Professional Fees	1,716	2,098	(382)	(18)
Advertising and Promotion	1,408	1,173	235	20
Intangible Amortization	495	520	(25)	(5)
Other Operating Expenses	4,577	4,885	(308)	(6)
Total Non-interest Expense	$38,032	$38,579	$(547)	(1)

During the six months ended June 30, 2017, non-interest expense totaled $38,032,000, a decrease of $547,000, or 1%, compared with the first six months of 2016. During the first half of 2016, the Company recorded costs related to the River Valley merger transaction that totaled $4,129,000.

Salaries and benefits increased $1,119,000, or 5%, during the six months ended June 30, 2017 compared with the same period of 2016. The increase in 2017 compared with 2016 was primarily attributable to having River Valley's operations included for the entire first six months of 2017 compared with only four months of 2016 combined with an increased number of full-time equivalent employees and higher levels employee benefit costs including incentive compensation plan costs and health insurance costs. For comparison purposes, the increased salary and benefit costs in 2017 were partially offset by the settlement of various employment and benefit arrangements which totaled $1,934,000 related to the River Valley merger in the first half of 2016.

Occupancy, furniture and equipment expense increased $301,000, or 7%, during the six months ended June 30, 2017 compared with the same period of 2016. This increase was related to the operation of River Valley's 15 branch network during all of the first half of 2017 compared with four months in the first half of 2016.

Data processing fees declined $1,291,000, or 39%, in the first half of 2017 compared with the first half of 2016. The decline during 2017 compared with 2016 was primarily related to expenses totaling $1,198,000 associated with the acquisition of River Valley that were incurred during the first quarter of 2016.

Professional fees declined $382,000, or 18%, during the first six months of 2017 compared with the first half of 2016. The decline during 2017 compared with 2016 was attributable to expenses totaling $724,000 associated with the acquisition of River Valley that were incurred during the first half of 2016 partially offset by fees incurred during 2017 related to the three-for-two stock split completed during the second quarter of 2017.

Advertising and promotion increased $235,000, or 20%, during the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase in advertising and promotion was largely related to charitable contribution activity in the first half of 2017.

Income Taxes:

The Company’s effective income tax rate was 25.8% and 30.3%, respectively, during the three months ended June 30, 2017 and 2016. The Company’s effective income tax rate was 27.2% and 28.7%, respectively, during the six months ended June 30, 2017 and 2016. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company increased to $3.005 billion at June 30, 2017, representing an increase of $48.8 million, or 3% on an annualized basis, compared with December 31, 2016.

Total loans increased $41.7 million, or 4% on an annualized basis at June 30, 2017 compared with year-end 2016. Included in the first half of 2017 loan growth was an increase of approximately $24.4 million, or 4% on annualized basis, of commercial real estate and commercial and industrial loans while agricultural loans grew $10.1 million, or 7% on an annualized basis. Retail loans which include home equity, consumer and residential loans grew by approximately $7.2 million, or 4% on an annualized basis, during the first half of 2017.

End of Period Loan Balances: (dollars in thousands)	June 30, 2017	December 31, 2016	Current Period Change
Commercial & Industrial Loans and Leases	$467,754	$457,372	$10,382
Commercial Real Estate Loans	870,100	856,094	14,006
Agricultural Loans	313,254	303,128	10,126
Home Equity & Consumer Loans	202,562	193,520	9,042
Residential Mortgage Loans	181,477	183,290	(1,813)
Total Loans	$2,035,147	$1,993,404	$41,743

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	June 30, 2017	December 31, 2016
Commercial and Industrial Loans and Leases	$3,672	$3,725
Commercial Real Estate Loans	5,316	5,452
Agricultural Loans	4,829	4,094
Home Equity and Consumer Loans	554	518
Residential Mortgage Loans	353	329
Unallocated	596	690

Total Allowance for Loan Loss	$15,320	$14,808

The Company’s allowance for loan losses totaled $15.3 million at June 30, 2017 compared to $14.8 million at December 31, 2016 representing an increase of $512,000, or 7% on an annualized basis. The increase in the allowance for loan loss during the first half of 2017 was primarily related to the down-grade of two agricultural relationships during the first half of 2017 from pass rated credits to special mention credits. The allowance for loan losses represented 0.75% of period-end loans at June 30, 2017 compared with 0.74% of period-end loans at December 31, 2016. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $8.2 million as of June 30, 2017 and $10.0 million at December 31, 2016.

The following is an analysis of the Company’s non-performing assets at June 30, 2017 and December 31, 2016:

Non-performing Assets: (dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual Loans	$3,097	$3,793
Past Due Loans (90 days or more)	62	2
Total Non-performing Loans	3,159	3,795
Other Real Estate	1,289	242
Total Non-performing Assets	$4,448	$4,037

Restructured Loans	$154	$28

Non-performing Loans to Total Loans	0.16%	0.19%
Allowance for Loan Loss to Non-performing Loans	484.96%	390.20%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial and Industrial Loans and Leases	$60	$86	$—	$2
Commercial Real Estate Loans	982	1,408	32	—
Agricultural Loans	878	792	30	—
Home Equity Loans	72	73	—	—
Consumer Loans	433	85	—	—
Residential Mortgage Loans	672	1,349	—	—
Total	$3,097	$3,793	$62	$2

Non-performing assets totaled $4.4 million at June 30, 2017 compared to $4.0 million of non-performing assets at December 31, 2016. Non-performing assets represented 0.15% of total assets at June 30, 2017 compared to 0.14% of total assets at December 31, 2016. Non-performing loans totaled $3.2 million at June 30, 2017 compared to $3.8 million at December 31, 2016. Non-performing loans represented 0.16% of total loans at June 30, 2017 compared to 0.19% at December 31, 2016. The increase in non-performing assets during the first half of 2017 compared with December 31, 2016 levels was attributable to a single commercial real estate credit relationship that was placed on non-accrual status in the first quarter of 2017 and subsequently placed into other real estate owned during the second quarter of 2017.

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

Total deposits increased $13.8 million, or 1% on an annualized basis, as of June 30, 2017 compared with December 31, 2016.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2017	December 31, 2016	Current Period Change
Non-interest-bearing Demand Deposits	$557,535	$571,989	$(14,454)
Interest-bearing Demand, Savings, & Money Market Accounts	1,453,512	1,399,381	54,131
Time Deposits < $100,000	203,923	207,824	(3,901)
Time Deposits of $100,000 or more	148,351	170,357	(22,006)
Total Deposits	$2,363,321	$2,349,551	$13,770

Capital Resources:

As of June 30, 2017, shareholders’ equity increased by $24.7 million to $355.0 million compared with $330.3 million at year-end 2016. The increase in shareholders' equity was primarily attributable to an increase of $13.5 million in retained earnings and an increase of $10.6 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 11.8% of total assets at June 30, 2017 and 11.2% of total assets at December 31, 2016. Shareholders’ equity included $56.6 million of goodwill and other intangible assets at June 30, 2017 compared to $56.9 million of goodwill and other intangible assets at December 31, 2016.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For June 30, 2017, the capital conservation buffer was 1.25% and for December 31, 2016, the capital conservation buffer was 0.625%. At June 30, 2017, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2017 Ratio	12/31/2016 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	13.56%	13.30%	8.00%	N/A
Bank	12.17%	12.48%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.92%	12.66%	6.00%	N/A
Bank	11.52%	11.84%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.46%	12.19%	4.50%	N/A
Bank	11.52%	11.84%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.52%	10.09%	4.00%	N/A
Bank	9.39%	9.46%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $20.8 million during the six months ended June 30, 2017 ending at $44.0 million.  During the six months ended June 30, 2017, operating activities resulted in net cash inflows of $28.5 million. Investing activities resulted in net cash outflows of $62.6 million during the six months ended June 30, 2017.  Financing activities resulted in net cash inflows for the six months ended June 30, 2017 of $13.3 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2017, the parent company had approximately $23.0 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of June 30, 2017 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$98,356	(3.01)%
+1%	99,931	(1.46)%
Base	101,410	—
-1%	96,447	(4.89)%
-2%	92,903	(8.39)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2017 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2017 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$366,174	(8.55)%	13.10%	(52) b.p.
+1%	385,019	(3.84)%	13.43%	(19) b.p.
Base	400,394	—	13.62%	—
-1%	380,287	(5.02)%	12.68%	(94) b.p.
-2%	318,297	(20.50)%	10.51%	(311) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2017	—	—	—	409,184
May 2017	—	—	—	409,184
June 2017	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through June 30, 2017. The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended June 30, 2017.

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

GERMAN AMERICAN BANCORP, INC.

Date: August 4, 2017	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By/s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1
Restatement of the Articles of Incorporation of German American Bancorp, Inc., as amended, is incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017 (SEC File No. 001-15877).

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

10.1*
Description of Director Compensation Arrangements for the twelve-month period ending June 30, 2018 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 29, 2017 (SEC File No. 001-15877).

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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

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