Form 10-Q
period 2017-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2017-11-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2017

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common Shares, no par value	22,930,017

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and Due from Banks	$44,804	$48,467
Federal Funds Sold and Other Short-term Investments	9,758	16,349
Cash and Cash Equivalents	54,562	64,816

Securities Available-for-Sale, at Fair Value	741,710	709,786

Loans Held-for-Sale, at Fair Value	8,484	15,273

Loans	2,089,713	1,993,404
Less: Unearned Income	(3,388)	(3,449)
Allowance for Loan Losses	(15,321)	(14,808)
Loans, Net	2,071,004	1,975,147

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	51,355	48,230
Other Real Estate	568	242
Goodwill	54,058	54,058
Intangible Assets	2,320	2,835
Company Owned Life Insurance	46,104	46,642
Accrued Interest Receivable and Other Assets	29,676	25,917
TOTAL ASSETS	$3,072,889	$2,955,994

LIABILITIES
Non-interest-bearing Demand Deposits	$589,315	$571,989
Interest-bearing Demand, Savings, and Money Market Accounts	1,454,073	1,399,381
Time Deposits	381,184	378,181
Total Deposits	2,424,572	2,349,551

FHLB Advances and Other Borrowings	261,941	258,114
Accrued Interest Payable and Other Liabilities	25,751	18,062
TOTAL LIABILITIES	2,712,264	2,625,727

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized (1)	22,930	15,261
Additional Paid-in Capital	164,987	171,744
Retained Earnings	169,859	149,666
Accumulated Other Comprehensive (Loss) Income	2,849	(6,404)
TOTAL SHAREHOLDERS’ EQUITY	360,625	330,267
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,072,889	$2,955,994
End of period shares issued and outstanding (1)	22,930,017	22,904,157
(1) Share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2017	2016
INTEREST INCOME
Interest and Fees on Loans	$23,182	$22,311
Interest on Federal Funds Sold and Other Short-term Investments	46	25
Interest and Dividends on Securities:
Taxable	2,688	2,491
Non-taxable	2,070	1,907
TOTAL INTEREST INCOME	27,986	26,734

INTEREST EXPENSE
Interest on Deposits	1,959	1,323
Interest on FHLB Advances and Other Borrowings	1,110	851
TOTAL INTEREST EXPENSE	3,069	2,174

NET INTEREST INCOME	24,917	24,560
Provision for Loan Losses	250	—
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,667	24,560

NON-INTEREST INCOME
Trust and Investment Product Fees	1,301	1,191
Service Charges on Deposit Accounts	1,608	1,612
Insurance Revenues	1,728	1,661
Company Owned Life Insurance	317	247
Interchange Fee Income	1,186	965
Other Operating Income	608	1,246
Net Gains on Sales of Loans	952	1,004
Net Gains on Securities	575	458
TOTAL NON-INTEREST INCOME	8,275	8,384

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,570	10,572
Occupancy Expense	1,694	1,656
Furniture and Equipment Expense	678	568
FDIC Premiums	241	373
Data Processing Fees	1,067	1,261
Professional Fees	551	777
Advertising and Promotion	1,315	687
Intangible Amortization	230	280
Other Operating Expenses	2,425	2,479
TOTAL NON-INTEREST EXPENSE	19,771	18,653

Income before Income Taxes	13,171	14,291
Income Tax Expense	3,511	4,106
NET INCOME	$9,660	$10,185

Basic Earnings per Share (1)	$0.42	$0.45
Diluted Earnings per Share (1)	$0.42	$0.45

Dividends per Share (1)	$0.13	$0.12
(1) Per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2017	2016
INTEREST INCOME
Interest and Fees on Loans	$68,046	$63,645
Interest on Federal Funds Sold and Other Short-term Investments	100	62
Interest and Dividends on Securities:
Taxable	8,109	7,055
Non-taxable	6,165	5,502
TOTAL INTEREST INCOME	82,420	76,264

INTEREST EXPENSE
Interest on Deposits	5,028	3,804
Interest on FHLB Advances and Other Borrowings	2,937	2,445
TOTAL INTEREST EXPENSE	7,965	6,249

NET INTEREST INCOME	74,455	70,015
Provision for Loan Losses	1,100	1,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	73,355	68,815

NON-INTEREST INCOME
Trust and Investment Product Fees	3,894	3,435
Service Charges on Deposit Accounts	4,570	4,379
Insurance Revenues	6,112	5,993
Company Owned Life Insurance	1,051	709
Interchange Fee Income	3,365	2,626
Other Operating Income	2,095	2,481
Net Gains on Sales of Loans	2,598	2,607
Net Gains on Securities	575	1,426
TOTAL NON-INTEREST INCOME	24,260	23,656

NON-INTEREST EXPENSE
Salaries and Employee Benefits	34,474	32,357
Occupancy Expense	4,813	4,649
Furniture and Equipment Expense	1,965	1,680
FDIC Premiums	712	1,040
Data Processing Fees	3,122	4,607
Professional Fees	2,267	2,875
Advertising and Promotion	2,723	1,860
Intangible Amortization	725	800
Other Operating Expenses	7,002	7,364
TOTAL NON-INTEREST EXPENSE	57,803	57,232

Income before Income Taxes	39,812	35,239
Income Tax Expense	10,757	10,120
NET INCOME	$29,055	$25,119

Basic Earnings per Share (1)	$1.27	$1.13
Diluted Earnings per Share (1)	$1.27	$1.13

Dividends per Share (1)	$0.39	$0.36
(1) Per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2017	2016

NET INCOME	$9,660	$10,185

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities
Unrealized Holding Gain (Loss) Arising During the Period	(1,450)	1,898
Reclassification Adjustment for Gains Included in Net Income	(575)	(458)
Tax Effect	714	(510)
Net of Tax	(1,311)	930

Total Other Comprehensive Income (Loss)	(1,311)	930

COMPREHENSIVE INCOME	$8,349	$11,115

	Nine Months Ended September 30,
	2017	2016

NET INCOME	$29,055	$25,119

Other Comprehensive Income:
Unrealized Gains on Securities
Unrealized Holding Gain Arising During the Period	14,862	14,241
Reclassification Adjustment for Gains Included in Net Income	(575)	(1,426)
Tax Effect	(5,034)	(4,502)
Net of Tax	9,253	8,313

Total Other Comprehensive Income	9,253	8,313

COMPREHENSIVE INCOME	$38,308	$33,432

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$29,055	$25,119
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,591	2,794
Depreciation and Amortization	3,496	3,366
Loans Originated for Sale	(95,278)	(95,244)
Proceeds from Sales of Loans Held-for-Sale	104,639	95,765
Provision for Loan Losses	1,100	1,200
Gain on Sale of Loans, net	(2,598)	(2,607)
Gain on Securities, net	(575)	(1,426)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(8)	(95)
Loss on Disposition and Donation of Premises and Equipment	873	5
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,089)	(769)
Equity Based Compensation	941	796
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(1,985)	4,805
Interest Payable and Other Liabilities	2,656	(911)
Net Cash from Operating Activities	43,818	32,798

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Other Short-term Investments	—	(1,000)
Proceeds from Maturity of Other Short-term Investments	—	1,248
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	61,763	74,179
Proceeds from Sales of Securities Available-for-Sale	48,343	141,451
Purchase of Securities Available-for-Sale	(129,760)	(166,857)
Proceeds from Maturities of Securities Held-to-Maturity	—	95
Purchase of Federal Home Loan Bank Stock	—	(1,350)
Purchase of Loans	(211)	(5,608)
Proceeds from Sales of Loans	—	1,063
Loans Made to Customers, net of Payments Received	(97,976)	(116,801)
Proceeds from Sales of Other Real Estate	912	1,071
Property and Equipment Expenditures	(7,277)	(2,855)
Proceeds from Sales of Property and Equipment	2	—
Acquisition of River Valley Bancorp	—	(793)
Net Cash from Investing Activities	(124,204)	(76,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	75,211	98,036
Change in Short-term Borrowings	(20,354)	(19,189)
Advances in Long-term Debt	75,000	—
Repayments of Long-term Debt	(50,834)	(24,883)
Issuance of Common Stock	(29)	54
Dividends Paid	(8,862)	(7,884)
Net Cash from Financing Activities	70,132	46,134

Net Change in Cash and Cash Equivalents	(10,254)	2,775
Cash and Cash Equivalents at Beginning of Year	64,816	52,009
Cash and Cash Equivalents at End of Period	$54,562	$54,784

Cash Paid During the Period for
Interest	$7,823	$6,201
Income Taxes	10,661	7,064

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$1,230	$55
Reclassification of Land to Other Assets	330	—
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2017	2016
Basic Earnings per Share:
Net Income	$9,660	$10,185
Weighted Average Shares Outstanding (1)	22,929,864	22,886,721
Basic Earnings per Share	$0.42	$0.45

Diluted Earnings per Share:
Net Income	$9,660	$10,185

Weighted Average Shares Outstanding (1)	22,929,864	22,886,721
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding (1)	22,929,864	22,886,721
Diluted Earnings per Share	$0.42	$0.45
 (1) Share and per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

For the three months ended September 30, 2017 and 2016, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 3 - Per Share Data (continued)

	Nine Months Ended September 30,
	2017	2016
Basic Earnings per Share:
Net Income	$29,055	$25,119
Weighted Average Shares Outstanding (1)	22,922,724	22,221,780
Basic Earnings per Share	$1.27	$1.13

Diluted Earnings per Share:
Net Income	$29,055	$25,119

Weighted Average Shares Outstanding (1)	22,922,724	22,221,780
Potentially Dilutive Shares, Net	—	2,639
Diluted Weighted Average Shares Outstanding (1)	22,922,724	22,224,419
Diluted Earnings per Share	$1.27	$1.13
 (1) Share and per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

For the nine months ended September 30, 2017 and 2016, there were no anti-dilutive shares.

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2017 and December 31, 2016, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2017
Obligations of State and Political Subdivisions	$258,244	$8,822	$(570)	$266,496
MBS/CMO - Residential	478,595	1,189	(4,923)	474,861
Equity Securities	353	—	—	353
Total	$737,192	$10,011	$(5,493)	$741,710

December 31, 2016
Obligations of State and Political Subdivisions	$247,350	$3,847	$(3,678)	$247,519
MBS/CMO - Residential	471,852	480	(10,418)	461,914
Equity Securities	353	—	—	353
Total	$719,555	$4,327	$(14,096)	$709,786

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
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

The amortized cost and fair value of securities at September 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$1,680	$1,699
Due after one year through five years	19,818	20,716
Due after five years through ten years	78,342	81,862
Due after ten years	158,404	162,219
MBS/CMO - Residential	478,595	474,861
Equity Securities	353	353
Total	$737,192	$741,710

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016

Proceeds from Sales	$48,343	$36,112
Gross Gains on Sales	575	458
Income Taxes on Gross Gains	201	160

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

Proceeds from Sales	$48,343	$141,451
Gross Gains on Sales	575	1,426
Income Taxes on Gross Gains	201	499

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $165,767 and $186,572 as of September 30, 2017 and December 31, 2016, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2017 and December 31, 2016, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$33,584	$(337)	$6,115	$(233)	$39,699	$(570)
MBS/CMO - Residential	294,132	(3,665)	47,985	(1,258)	342,117	(4,923)
Equity Securities	—	—	—	—	—	—
Total	$327,716	$(4,002)	$54,100	$(1,491)	$381,816	$(5,493)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$108,918	$(3,678)	$—	$—	$108,918	$(3,678)
MBS/CMO - Residential	356,040	(8,782)	47,271	(1,636)	403,311	(10,418)
Equity Securities	—	—	—	—	—	—
Total	$464,958	$(12,460)	$47,271	$(1,636)	$512,229	$(14,096)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

The Company's equity securities consist of one non-controlling investment in a single banking organization at September 30, 2017 and December 31, 2016. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $88.3 million at September 30, 2017 and $67.9 million at December 31, 2016. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$88,303	$1,750	$67,902	$1,291

Included in Other Liabilities:
Interest Rate Swaps	$88,303	$1,848	$67,902	$1,238

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Rate Swaps:
Included in Other Operating Income	$101	$670	$449	$828

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 – Loans

Loans were comprised of the following classifications at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Commercial:
Commercial and Industrial Loans and Leases	$474,917	$457,372
Commercial Real Estate Loans	898,752	856,094
Agricultural Loans	327,026	303,128
Retail:
Home Equity Loans	145,877	133,575
Consumer Loans	63,660	59,945
Residential Mortgage Loans	179,481	183,290
Subtotal	2,089,713	1,993,404
Less: Unearned Income	(3,388)	(3,449)
Allowance for Loan Losses	(15,321)	(14,808)
Loans, Net	$2,071,004	$1,975,147

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended September 30, 2017 and 2016:

September 30, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,672	$5,316	$4,829	$300	$254	$353	$596	$15,320
Provision for Loan Losses	204	(81)	(10)	37	135	56	(91)	250
Recoveries	1	4	9	6	78	3	—	101
Loans Charged-off	(140)	(6)	—	—	(204)	—	—	(350)
Ending Balance	$3,737	$5,233	$4,828	$343	$263	$412	$505	$15,321

September 30, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,190	$6,533	$2,704	$350	$242	$559	$726	$15,304
Provision for Loan Losses	(378)	(1,111)	1,408	20	119	(7)	(51)	—
Recoveries	1	2	—	1	59	2	—	65
Loans Charged-off	—	—	(10)	(15)	(173)	(17)	—	(215)
Ending Balance	$3,813	$5,424	$4,102	$356	$247	$537	$675	$15,154

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2017 and 2016:

September 30, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808
Provision for Loan Losses	151	(62)	725	70	307	94	(185)	1,100
Recoveries	10	43	9	8	205	38	—	313
Loans Charged-off	(149)	(200)	—	(18)	(484)	(49)	—	(900)
Ending Balance	$3,737	$5,233	$4,828	$343	$263	$412	$505	$15,321

September 30, 2016	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438
Provision for Loan Losses	(453)	(923)	1,997	60	212	344	(37)	1,200
Recoveries	29	5	—	2	147	11	—	194
Loans Charged-off	(5)	—	(10)	(89)	(342)	(232)	—	(678)
Ending Balance	$3,813	$5,424	$4,102	$356	$247	$537	$675	$15,154

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
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2017 and December 31, 2016:

September 30, 2017	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,843	$323	$1,450	$70	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,467	3,411	3,780	4,758	343	263	407	505
Acquired with Deteriorated Credit Quality	11	3	3	—	—	—	5	—
Total Ending Allowance Balance	$15,321	$3,737	$5,233	$4,828	$343	$263	$412	$505

Loans:
Loans Individually Evaluated for Impairment	$9,289	$4,127	$4,771	$391	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,080,338	471,095	889,674	330,323	146,393	63,816	179,037	n/m(2)
Loans Acquired with Deteriorated Credit Quality	9,099	945	6,492	768	—	—	894	n/m(2)
Total Ending Loans Balance(1)	$2,098,726	$476,167	$900,937	$331,482	$146,393	$63,816	$179,931	n/m(2)

(1)Total recorded investment in loans includes $9,013 in accrued interest.
(2)n/m = not meaningful

December 31, 2016	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$255	$24	$231	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,448	3,698	5,172	4,046	283	230	329	690
Acquired with Deteriorated Credit Quality	105	3	49	48	—	5	—	—
Total Ending Allowance Balance	$14,808	$3,725	$5,452	$4,094	$283	$235	$329	$690

Loans:
Loans Individually Evaluated for Impairment	$1,239	$113	$832	$294	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,989,128	456,769	849,510	305,946	134,032	60,046	182,825	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,048	1,656	7,688	706	—	53	945	n/m(2)
Total Ending Loans Balance(1)	$2,001,415	$458,538	$858,030	$306,946	$134,032	$60,099	$183,770	n/m(2)

(1)Total recorded investment in loans includes $8,011 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016:

September 30, 2017	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,223	$1,182	$—
Commercial Real Estate Loans	1,916	1,573	—
Agricultural Loans	921	733	—
Subtotal	4,060	3,488	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,000	2,959	326
Commercial Real Estate Loans	3,620	3,614	1,453
Agricultural Loans	228	228	70
Subtotal	6,848	6,801	1,849
Total	$10,908	$10,289	$1,849

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,273	$788	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$257	$212	$6

(1) Unpaid Principal Balance is the remaining contractual principal payments gross of partial charge-offs and discounts.

December 31, 2016	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$85	$29	$—
Commercial Real Estate Loans	1,278	784	—
Agricultural Loans	356	294	—
Subtotal	1,719	1,107	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	148	107	27
Commercial Real Estate Loans	839	827	280
Agricultural Loans	588	497	48
Subtotal	1,575	1,431	355
Total	$3,294	$2,538	$355

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,018	$531	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$910	$768	$100

(1) Unpaid Principal Balance is the remaining contractual principal payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2017 and 2016:

September 30, 2017	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,202	$13	$—
Commercial Real Estate Loans	1,554	13	—
Agricultural Loans	735	—	—
Subtotal	3,491	26	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,865	2	1
Commercial Real Estate Loans	3,654	3	—
Agricultural Loans	228	—	—
Subtotal	6,747	5	1
Total	$10,238	$31	$1

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$771	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$215	$4	$—

September 30, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$129	$1	$1
Commercial Real Estate Loans	2,066	47	47
Agricultural Loans	312	—	—
Subtotal	2,507	48	48
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	106	—	—
Commercial Real Estate Loans	1,098	—	—
Agricultural Loans	498	—	—
Subtotal	1,702	—	—
Total	$4,209	$48	$48

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,362	$1	$1
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$498	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the nine month period ended September 30, 2017 and 2016:

September 30, 2017	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$456	$15	$2
Commercial Real Estate Loans	1,067	43	29
Agricultural Loans	650	24	16
Subtotal	2,173	82	47
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,011	4	2
Commercial Real Estate Loans	2,290	13	6
Agricultural Loans	484	—	—
Subtotal	3,785	17	8
Total	$5,958	$99	$55

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$826	$25	$25
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$255	$15	$7

September 30, 2016	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$131	$26	$12
Commercial Real Estate Loans	2,014	71	51
Agricultural Loans	389	2	1
Subtotal	2,534	99	64
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	107	—	—
Commercial Real Estate Loans	1,844	2	—
Agricultural Loans	166	—	—
Subtotal	2,117	2	—
Total	$4,651	$101	$64

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,060	$14	$4
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$430	$—	$—

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
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

are reasonably assured. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of September 30, 2017 and December 31, 2016:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Commercial and Industrial Loans and Leases	$2,948	$86	$—	$2
Commercial Real Estate Loans	3,836	1,408	478	—
Agricultural Loans	961	792	—	—
Home Equity Loans	138	73	—	—
Consumer Loans	364	85	—	—
Residential Mortgage Loans	930	1,349	—	—
Total	$9,177	$3,793	$478	$2
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$859	$1,264	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2017 and December 31, 2016:

September 30, 2017	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$476,167	$2,264	$301	$—	$2,565	$473,602
Commercial Real Estate Loans	900,937	1,452	—	800	2,252	898,685
Agricultural Loans	331,482	133	—	228	361	331,121
Home Equity Loans	146,393	569	34	138	741	145,652
Consumer Loans	63,816	1,019	33	364	1,416	62,400
Residential Mortgage Loans	179,931	3,413	1,385	770	5,568	174,363
Total(1)	$2,098,726	$8,850	$1,753	$2,300	$12,903	$2,085,823
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$9,099	$—	$—	$27	$27	$9,072
(1)Total recorded investment in loans includes $9,013 in accrued interest.

December 31, 2016	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$458,538	$20	$4	$77	$101	$458,437
Commercial Real Estate Loans	858,030	1,509	21	330	1,860	856,170
Agricultural Loans	306,946	84	50	610	744	306,202
Home Equity Loans	134,032	707	16	73	796	133,236
Consumer Loans	60,099	175	147	85	407	59,692
Residential Mortgage Loans	183,770	3,470	1,251	806	5,527	178,243
Total(1)	$2,001,415	$5,965	$1,489	$1,981	$9,435	$1,991,980
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,048	$130	$—	$627	$757	$10,291
Loans Acquired in Current Year (Included in the Total Above)	$262,809	$2,752	$862	$1,126	$4,740	$258,069
(1)Total recorded investment in loans includes $8,011 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

During the three months ended September 30, 2017 there were no loan modified as a troubled debt restructuring. During the nine months ended September 30, 2017, there were two loans modified as troubled debt restructurings. During the three and nine months ended September 30, 2016, there were no loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of September 30, 2017 and December 31, 2016:

September 30, 2017	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$152	$152	$—
Commercial Real Estate Loans	—	—	—
Total	$152	$152	$—

December 31, 2016	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$28	$28	$—
Commercial Real Estate Loans	—	—	—
Total	$28	$28	$—

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of September 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2017 and 2016:

September 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending September 30, 2017.

September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending September 30, 2016.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2017 and 2016:

September 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	1	$127	$127
Commercial Real Estate Loans	1	28	28
Total	2	$155	$155

The troubled debt restructurings described above increased the allowance for loan losses by $10 and resulted in charge-offs of $0 during the nine months ending September 30, 2017.

September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the nine months ending September 30, 2016.

Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ending September 30, 2017 and 2016.

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
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$450,359	$9,374	$16,434	$—	$476,167
Commercial Real Estate Loans	862,066	21,642	17,229	—	900,937
Agricultural Loans	299,002	25,725	6,755	—	331,482
Total	$1,611,427	$56,741	$40,418	$—	$1,708,586
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,172	$3,060	$3,973	$—	$8,205

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$437,353	$10,454	$10,731	$—	$458,538
Commercial Real Estate Loans	814,033	26,549	17,448	—	858,030
Agricultural Loans	287,975	14,670	4,301	—	306,946
Total	$1,539,361	$51,673	$32,480	$—	$1,623,514
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$1,897	$3,121	$5,032	$—	$10,050
Loans Acquired in Current Year (Included in the Total Above)	$175,915	$11,638	$8,145	$—	$195,698

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of September 30, 2017 and December 31, 2016:

September 30, 2017	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$146,255	$63,452	$179,001
Nonperforming	138	364	930
Total	$146,393	$63,816	$179,931
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$894

December 31, 2016	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$133,959	$60,014	$182,421
Nonperforming	73	85	1,349
Total	$134,032	$60,099	$183,770
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$945

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	September 30, 2017	December 31, 2016

Commercial and Industrial Loans	$945	$1,656
Commercial Real Estate Loans	6,492	7,688
Agricultural Loans	768	706
Consumer Loans	—	53
Residential Mortgage Loans	894	945
Total	$9,099	$11,048

Carrying Amount, Net of Allowance	$9,088	$10,943

Accretable yield, or income expected to be collected, is as follows:

	2017	2016

Balance at July 1	$2,705	$2,198
New Loans Purchased	—	—
Accretion of Income	(43)	(100)
Reclassifications from Non-accretable Difference	146	570
Charge-off of Accretable Yield	—	—
Balance at September 30	$2,808	$2,668

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended September 30, 2017. The Company did increase the allowance for loan losses by $56 during the three months ended September 30, 2016. The Company reversed allowances for loan losses of $54 during the three months ended September 30, 2017. No allowance for loan losses were reversed during the three months ended September 30, 2016.

	2017	2016

Balance at January 1	$2,521	$1,279
New Loans Purchased	—	1,395
Accretion of Income	(325)	(576)
Reclassifications from Non-accretable Difference	612	570
Charge-off of Accretable Yield	—	—
Balance at September 30	$2,808	$2,668

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $11 and $56 during the nine months ended September 30, 2017 and 2016. The Company reversed allowances for loan losses of $110 during the nine months ended September 30, 2017. No allowance for loan losses was reversed during the nine months ended September 30, 2016.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $137 as of September 30, 2017 and $202 as of December 31, 2016.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $40,899 and $42,412 as of September 30, 2017 and December 31, 2016, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 53 banking offices at September 30, 2017. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2017
Net Interest Income	$25,109	$2	$2	$(196)	$24,917
Net Gains on Sales of Loans	952	—	—	—	952
Net Gains on Securities	572	—	—	3	575
Trust and Investment Product Fees	—	1,300	—	1	1,301
Insurance Revenues	11	2	1,715	—	1,728
Noncash Items:
Provision for Loan Losses	250	—	—	—	250
Depreciation and Amortization	1,091	5	19	64	1,179
Income Tax Expense (Benefit)	3,669	31	67	(256)	3,511
Segment Profit (Loss)	9,621	41	102	(104)	9,660
Segment Assets at September 30, 2017	3,068,999	1,981	10,071	(8,162)	3,072,889

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2016
Net Interest Income	$24,721	$—	$2	$(163)	$24,560
Net Gains on Sales of Loans	1,004	—	—	—	1,004
Net Gains on Securities	458	—	—	—	458
Trust and Investment Product Fees	(6)	1,205	—	(8)	1,191
Insurance Revenues	6	15	1,640	—	1,661
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	1,065	—	10	64	1,139
Income Tax Expense (Benefit)	4,249	51	80	(274)	4,106
Segment Profit (Loss)	10,168	69	122	(174)	10,185
Segment Assets at December 31, 2016	2,958,585	1,851	8,494	(12,936)	2,955,994

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2017
Net Interest Income	$75,017	$4	$6	$(572)	$74,455
Net Gains on Sales of Loans	2,598	—	—	—	2,598
Net Gains on Securities	572	—	—	3	575
Trust and Investment Product Fees	2	3,894	—	(2)	3,894
Insurance Revenues	25	15	6,072	—	6,112
Noncash Items:
Provision for Loan Losses	1,100	—	—	—	1,100
Depreciation and Amortization	3,235	12	57	192	3,496
Income Tax Expense (Benefit)	10,906	114	542	(805)	10,757
Segment Profit (Loss)	28,377	151	849	(322)	29,055
Segment Assets at September 30, 2017	3,068,999	1,981	10,071	(8,162)	3,072,889

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

NOTE 9 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of September 30, 2017, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the three or nine months ended September 30, 2017 and 2016.

NOTE 10 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2017, the Company has reserved 412,104 shares of common stock for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and nine months ended September 30, 2017 and 2016, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2017 and 2016 because all outstanding options were fully vested prior to 2007. In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended September 30, 2017 and 2016, the Company granted awards of 390 and 270 shares of restricted stock, respectively. During the nine months ended September 30, 2017 and 2016, the Company granted awards of 38,490 and 48,645 shares of restricted stock, respectively. Total unvested restricted stock awards at September 30, 2017 and December 31, 2016 were 91,653 and 53,163, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2017	2016

Restricted Stock Expense	$303	$267
Cash Entitlement Expense	155	143
Tax Effect	(180)	(166)
Net of Tax	$278	$244

	Nine Months Ended September 30,
	2017	2016

Restricted Stock Expense	$952	$1,122
Cash Entitlement Expense	495	427
Tax Effect	(568)	(627)
Net of Tax	$879	$922

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,277 and $2,011 as of September 30, 2017 and 2016, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At September 30, 2017, there were 577,426 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

There was $32 expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2017. There was $82 expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2016. There was no unrecognized compensation expense as of September 30, 2017 and 2016 for the Employee Stock Purchase Plan.

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
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2017, the Company held $6.1 million in Level 3 securities which consist of $5.7 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$260,754	$5,742	$266,496
MBS/CMO - Residential	—	474,861	—	474,861
Equity Securities	—	—	353	353
Total Securities	$—	$735,615	$6,095	$741,710

Loans Held-for-Sale	$—	$8,484	$—	$8,484

Derivative Assets	$—	$1,750	$—	$1,750

Mortgage Servicing Rights	$—	$563	$—	$563

Derivative Liabilities	$—	$1,848	$—	$1,848

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$240,495	$7,024	$247,519
MBS/CMO - Residential	—	461,914	—	461,914
Equity Securities	—	—	353	353
Total Securities	$—	$702,409	$7,377	$709,786

Loans Held-for-Sale	$—	$15,273	$—	$15,273

Derivative Assets	$—	$1,291	$—	$1,291

Mortgage Servicing Rights	$—	$611	$—	$611

Derivative Liabilities	$—	$1,238	$—	$1,238

There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2017 and December 31, 2016.

At September 30, 2017, the aggregate fair value of the Loans Held-for-Sale was $8,484. Aggregate contractual principal balance was $8,291 with a difference of $193. At December 31, 2016, the aggregate fair value of the Loans Held-for-Sale was $15,273. Aggregate contractual principal balance was $14,983 with a difference of $290.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

	Obligations of State and Political Subdivisions		Equity Securities
	2017	2016	2017	2016

Balance of Recurring Level 3 Assets at July 1	$6,192	$7,942	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	—	—	—	—
Maturities / Calls	(450)	(555)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$5,742	$7,387	$353	$353

	Obligations of State and Political Subdivisions		Equity Securities
	2017	2016	2017	2016

Balance of Recurring Level 3 Assets at January 1	$7,023	$8,749	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	34	38	—	—
Maturities / Calls	(1,315)	(1,400)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$5,742	$7,387	$353	$353

Of the total gain/loss included in other comprehensive income for the three and nine months ended September 30, 2017, $0 and $34 was attributable to other changes in fair value. Of the total gain/loss included in other comprehensive income for the three and nine months ended September 30, 2016, $0 and $38, respectively, was attributable to other changes in fair value.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,622	$2,622
Commercial Real Estate Loans	—	—	1,966	1,966
Agricultural Loans	—	—	158	158

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$60	$60
Commercial Real Estate Loans	—	—	348	348
Agricultural Loans	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,589 with a valuation allowance of $1,843, resulting in an increase to the provision for loan losses of $1,583 and $1,587 for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, impaired loans resulted in an increase to the provision for loan losses of $197 and $222, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $663 with a valuation allowance of $255, resulting in an increase to the provision for loan losses of $115 for the year ended December 31, 2016.

There was no Other Real Estate carried at fair value less costs to sell at September 30, 2017. No charge to earnings was included in the three and nine months ended September 30, 2017. A charge to earnings through Other Operating Income of $75 was included in the three and nine months ended September 30, 2016. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2016. A charge to earnings through Other Operating Income of $75 was included in the year ended December 31, 2016.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,622	Sales comparison approach	Adjustment for physical condition of comparable properties sold	21%-95% (29%)
Impaired Loans - Commercial Real Estate Loans	$1,966	Sales comparison approach	Adjustment for physical condition of comparable properties sold	28%-76% (49%)
Impaired Loans - Agricultural Loans	$158	Sales comparison approach	Adjustment for physical condition of comparable properties sold	34% (34%)

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$60	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (89%)
Impaired Loans - Commercial Real Estate Loans	$348	Sales comparison approach	Adjustment for physical condition of comparable properties sold	33%-77% (56%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2017 and December 31, 2016. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

		Fair Value Measurements at September 30, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$54,562	$44,804	$9,758	$—	$54,562
Loans, Net	2,066,258	—	—	2,061,198	2,061,198
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	12,860	—	3,744	9,116	12,860
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,043,388)	(2,043,388)	—	—	(2,043,388)
Time Deposits	(381,184)	—	(380,873)	—	(380,873)
Short-term Borrowings	(117,199)	—	(117,199)	—	(117,199)
Long-term Debt	(144,742)	—	(133,176)	(11,202)	(144,378)
Accrued Interest Payable	(932)	—	(873)	(59)	(932)

		Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$64,816	$48,467	$16,349	$—	$64,816
Loans, Net	1,974,074	—	—	1,980,523	1,980,523
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	11,413	—	3,289	8,124	11,413
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,971,370)	(1,971,370)	—	—	(1,971,370)
Time Deposits	(378,181)	—	(378,000)	—	(378,000)
Short-term Borrowings	(137,554)	—	(137,554)	—	(137,554)
Long-term Debt	(120,560)	—	(109,709)	(10,793)	(120,502)
Accrued Interest Payable	(789)	—	(775)	(14)	(789)

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
September 30, 2017
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

NOTE 12 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2017 and 2016, net of tax:

September 30, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2017	$4,252	$(92)	$4,160
Other Comprehensive Income (Loss) Before Reclassification	(937)	—	(937)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(374)	—	(374)
Net Current Period Other Comprehensive Income (Loss)	(1,311)	—	(1,311)
Ending Balance at September 30, 2017	$2,941	$(92)	$2,849

September 30, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2017	$(6,312)	$(92)	$(6,404)
Other Comprehensive Income (Loss) Before Reclassification	9,627	—	9,627
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(374)	—	(374)
Net Current Period Other Comprehensive Income (Loss)	9,253	—	9,253
Ending Balance at September 30, 2017	$2,941	$(92)	$2,849

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss) (continued)

September 30, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2016	$11,273	$(78)	$11,195
Other Comprehensive Income (Loss) Before Reclassification	1,228	—	1,228
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(298)	—	(298)
Net Current Period Other Comprehensive Income (Loss)	930	—	930
Ending Balance at September 30, 2016	$12,203	$(78)	$12,125

September 30, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2016	$3,890	$(78)	$3,812
Other Comprehensive Income (Loss) Before Reclassification	9,240	—	9,240
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(927)	—	(927)
Net Current Period Other Comprehensive Income (Loss)	8,313	—	8,313
Ending Balance at September 30, 2016	$12,203	$(78)	$12,125

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$575	Net Gains on Securities
	(201)	Income Tax Expense
	374	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2017	$374

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$575	Net Gains on Securities
	(201)	Income Tax Expense
	374	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2017	$374

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

NOTE 13 - Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") amended existing guidance (ASU 2014-09 Revenue From Contracts With Customers) related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for public business entities for fiscal periods beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this pronouncement to have a material impact on the Company's consolidated results of operations and financial condition as the Company's core revenue does not fall under this guidance. Even though the Company does not expect this pronouncement to have a material impact on the Company's consolidated results, the Company will have additional disclosures beginning in the first quarter of 2018 as required by this guidance.

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

In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Newly Issued Accounting Pronouncements (continued)

lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Based on our leases outstanding as of September 30, 2017, the Company does not expect this new guidance to have a material impact on the consolidated results of operation. However as a result of this new guidance, the Company anticipates an estimated increase in its Consolidated Balance Sheet of approximately $6,000. This impact will vary based on the Company's future decisions to enter into new lease agreements or exit/renew current lease agreements prior to the date of implementation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American Bancorp, Inc., through its banking subsidiary German American Bancorp, operates 53 banking offices in 19 contiguous southern Indiana counties and one northern Kentucky county. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2017 and December 31, 2016 and the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Net income for the quarter ended September 30, 2017 totaled $9,660,000, or $0.42 per diluted share, which represented a decline of 7% on a per share basis, compared to net income of $10,185,000, or $0.45 per diluted share for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, earnings improved $3,936,000, or 16%, to $29,055,000 as compared to $25,119,000 for the first nine months of 2016. On a per share basis, net income totaled $1.27 per diluted share during the first nine months of 2017 representing a 12% increase from the $1.13 per diluted share for the first nine months of 2016. The nine months ended September 30, 2016 included seven months of operations of River Valley and was impacted by merger related charges associated with the closing of the River Valley transaction effective March 1, 2016. The merger related charges totaled approximately $4,318,000, or $2,725,000 on an after-tax basis, which represented approximately $0.12 per share during the nine months ended September 30, 2016.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of September 30, 2017, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $10,011,000 and gross unrealized losses totaled approximately $5,493,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2017 totaled $9,660,000, or $0.42 per diluted share, which represented a decline of 7% on a per share basis, compared to net income of $10,185,000, or $0.45 per diluted share for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, earnings improved $3,936,000, or 16%, to $29,055,000 as compared to $25,119,000 for the first nine months of 2016. On a per share basis, net income totaled $1.27 per diluted share during the first nine months of 2017 representing a 12% increase from the $1.13 per diluted share for the first nine months of 2016. The nine months ended September 30, 2016 included seven months of operations of River Valley and was impacted by merger related charges associated with the closing of the River Valley transaction effective March 1, 2016. The merger related charges totaled approximately $4,318,000, or $2,725,000 on an after-tax basis, which represented approximately $0.12 per share during the nine months ended September 30, 2016.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2017 and 2016. For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$13,543	$46	1.38%	$22,709	$25	0.44%
Securities:
Taxable	482,269	2,688	2.23%	487,489	2,491	2.04%
Non-taxable	266,485	3,184	4.78%	247,380	2,935	4.74%
Total Loans and Leases(2)	2,058,453	23,358	4.51%	1,982,291	22,475	4.51%
TOTAL INTEREST EARNING ASSETS	2,820,750	29,276	4.13%	2,739,869	27,926	4.07%
Other Assets	227,813			219,074
Less: Allowance for Loan Losses	(15,508)			(15,379)
TOTAL ASSETS	$3,033,055			$2,943,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,447,693	$1,117	0.31%	$1,363,654	$671	0.20%
Time Deposits	382,827	842	0.87%	416,968	652	0.62%
FHLB Advances and Other Borrowings	246,698	1,110	1.79%	274,365	851	1.23%
TOTAL INTEREST-BEARING LIABILITIES	2,077,218	3,069	0.59%	2,054,987	2,174	0.42%
Demand Deposit Accounts	572,204			522,994
Other Liabilities	25,334			28,134
TOTAL LIABILITIES	2,674,756			2,606,115
Shareholders’ Equity	358,299			337,449
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,033,055			$2,943,564

COST OF FUNDS			0.43%			0.32%
NET INTEREST INCOME		$26,207			$25,752
NET INTEREST MARGIN			3.70%			3.75%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $357,000, or just over 1% (an increase of $455,000 or 2% on a tax-equivalent basis), for the quarter ended September 30, 2017 compared with the same quarter of 2016.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.70% for the third quarter of 2017 compared to 3.75% during the third quarter of 2016. The tax equivalent yield on earning assets totaled 4.13% during the quarter ended September 30, 2017 compared to 4.07% in the same period of 2016, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.43% during the quarter ended September 30, 2017 compared to 0.32% in the same period of 2016.

The increased level of net interest income during the third quarter of 2017 compared with the third quarter of 2016 was driven by an increased level of average earning assets and more specifically average loans outstanding. Average loans outstanding increased during the third quarter of 2017 by approximately $76.2 million as compared to the third quarter of 2016. The increase in net interest income driven by the increased level of average earning assets was somewhat offset by a decline in the Company's net interest margin.

The decline in the net interest margin during the third quarter of 2017 was primarily attributable to a decrease in the amount of accretion of loan discounts on acquired loans and an increase in the cost of funds. Accretion of loan discounts on acquired loans contributed approximately 5 basis points to the net interest margin on an annualized basis in the third quarter of 2017 compared with 9 basis points in the third quarter of 2016. The Company's cost of funds increased approximately 11 basis points in the third quarter of 2017 compared with the third quarter of 2016. The higher cost of funds was largely attributable to an increase in short-term market interest rates over the past several quarters.

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2017 and 2016. For tax-equivalent adjustments, an effective tax rate of 35% was used for all periods presented(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$13,125	$100	1.02%	$23,000	$62	0.36%
Securities:
Taxable	481,242	8,109	2.25%	483,476	7,055	1.95%
Non-taxable	260,146	9,485	4.86%	234,674	8,465	4.81%
Total Loans and Leases(2)	2,015,245	68,577	4.55%	1,871,134	64,021	4.57%
TOTAL INTEREST EARNING ASSETS	2,769,758	86,271	4.16%	2,612,284	79,603	4.07%
Other Assets	222,582			200,478
Less: Allowance for Loan Losses	(15,317)			(15,085)
TOTAL ASSETS	$2,977,023			$2,797,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,426,906	$2,794	0.26%	$1,292,439	$1,807	0.19%
Time Deposits	381,573	2,234	0.78%	414,754	1,997	0.64%
FHLB Advances and Other Borrowings	235,633	2,937	1.67%	251,029	2,445	1.30%
TOTAL INTEREST-BEARING LIABILITIES	2,044,112	7,965	0.52%	1,958,222	6,249	0.43%
Demand Deposit Accounts	563,679			497,620
Other Liabilities	22,176			25,940
TOTAL LIABILITIES	2,629,967			2,481,782
Shareholders’ Equity	347,056			315,895
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$2,977,023			$2,797,677

COST OF FUNDS			0.38%			0.32%
NET INTEREST INCOME		$78,306			$73,354
NET INTEREST MARGIN			3.78%			3.75%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $4,440,000, or 6% (an increase of $4,952,000 or 7% on a tax-equivalent basis), for the nine months ended September 30, 2017 compared with the same period of 2016. The increased level of net interest income during the first nine months of 2017 compared with the first nine months of 2016 was driven primarily by a higher level of earning assets resulting from the acquisition of River Valley and from organic loan growth excluding River Valley and by an improved net interest margin.

The tax equivalent net interest margin was 3.78% for the first nine months of 2017 compared to 3.75% during the same period of 2016. The tax equivalent yield on earning assets totaled 4.16% during the nine months ended September 30, 2017 compared to 4.07% in the same period of 2016, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.38% during the nine months ended September 30, 2017 compared to 0.32% in the same period of 2016.

The increase in the net interest margin during the nine months ended September 30, 2017 compared with the same period of the prior year was primarily attributable to an improved yield on the Company's securities portfolio partially offset by a higher cost of funds and a lower level of accretion of loan discounts on acquired loans. Accretion of loan discounts on acquired loans contributed approximately 11 basis points to the net interest margin on an annualized basis in the first nine months of 2017 and 13 basis points in the same period of 2016. The Company's cost of funds increased approximately 6 basis points during the nine months ended

September 30, 2017 compared with the same period of 2016. The higher cost of funds was largely attributable to an increase in short-term market interest rates over the past several quarters.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2017, the provision for loan losses totaled $250,000 compared with no provision for loan losses during the third quarter of 2016. The provision for loan losses represented approximately 5 basis points of average loans on an annualized basis in the third quarter of 2017.

The provision for loan losses totaled $1,100,000 for the nine months ended September 30, 2017, a decrease of $100,000, or 8%, compared to the provision of $1,200,000 during the nine months ended September 30, 2016. During the first nine months of 2017, the provision for loan losses represented approximately 7 basis points of average loans on an annualized basis compared with 9 basis points of average loans on an annualized basis during the first nine months of 2016. The level of provision during all periods presented was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss.

Net charge-offs totaled $249,000 or 5 basis points on an annualized basis of average loans outstanding during the three months ended September 30, 2017, compared with $150,000 or 3 basis points on an annualized basis of average loans outstanding during the same period of 2016. The Company realized net charge-offs of $587,000 or 4 basis points on an annualized basis of average loans outstanding during the nine months ended September 30, 2017, compared with net charge-offs of $484,000 or 3 basis points on an annualized basis of average loans outstanding during the same period of 2016.

The provision for loan losses made during the three and nine months ended September 30, 2017 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2017, non-interest income totaled $8,275,000, a decrease of $109,000, or 1%, compared with the third quarter of 2016.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Trust and Investment Product Fees	$1,301	$1,191	$110	9%
Service Charges on Deposit Accounts	1,608	1,612	(4)	—
Insurance Revenues	1,728	1,661	67	4
Company Owned Life Insurance	317	247	70	28
Interchange Fee Income	1,186	965	221	23
Other Operating Income	608	1,246	(638)	(51)
Subtotal	6,748	6,922	(174)	(3)
Net Gains on Sales of Loans	952	1,004	(52)	(5)
Net Gains on Securities	575	458	117	26
Total Non-interest Income	$8,275	$8,384	$(109)	(1)

Trust and investment product fees increased $110,000, or 9%, during the third quarter of 2017 compared with the third quarter of 2016. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth advisory group.

Interchange fee income increased $221,000, or 23%, during the third quarter of 2017 compared with the third quarter of 2016. The increase was primarily attributable to increased card utilization by customers.

Other operating income decreased $638,000, or 51%, during the quarter ended September 30, 2017 compared with the third quarter of 2016. The decline was largely attributable to decreased fees associated with swap transactions with loan customers.

Also contributing to the decline in other operating income was the impact related to the disposal of two former branch facilities that were closed during 2017. The net loss on the disposition of these branches totaled approximately $86,000. The loss was derived from the write-off of leasehold improvements of $553,000 on one of the branches, which was partially mitigated by the donation of another branch facility to a municipality in one of the Company's market areas that resulted in a net gain on the disposition of fixed assets of approximately $467,000. This donated branch had a book value of $306,000 and a fair value of $773,000 at the time of disposition. A corresponding contribution expense of $773,000 was recognized in advertising and promotion expense of the Company's income statement for the former branch facility that was donated.

The Company realized a net gain on sales of securities of $575,000 during the third quarter of 2017 related to the sale of $47.8 million of securities compared with a net gain on the sale of securities of $458,000 in the third quarter of 2016 related to the sale of $35.6 million of securities.

During the nine months ended September 30, 2017, non-interest income totaled $24,260,000, an increase of $604,000, or 3%, compared with the first nine months of 2016.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Trust and Investment Product Fees	$3,894	$3,435	$459	13%
Service Charges on Deposit Accounts	4,570	4,379	191	4
Insurance Revenues	6,112	5,993	119	2
Company Owned Life Insurance	1,051	709	342	48
Interchange Fee Income	3,365	2,626	739	28
Other Operating Income	2,095	2,481	(386)	(16)
Subtotal	21,087	19,623	1,464	7
Net Gains on Sales of Loans	2,598	2,607	(9)	—
Net Gains on Securities	575	1,426	(851)	(60)
Total Non-interest Income	$24,260	$23,656	$604	3

Trust and investment product fees increased $459,000, or 13%, during the first nine months of 2017 compared with the first nine months of 2016. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth advisory group.

Company owned life insurance revenue increased $342,000, or 48%, during the nine months ended September 30, 2017, compared with the same period of 2016. The increase was largely related to death benefits received from life insurance policies during 2017.

Interchange fee income increased $739,000, or 28%, during the first nine months of 2017 compared with the same period of 2016. The increase was attributable to increased card utilization by customers and a full nine months of operations from River Valley included in 2017 compared with seven months of operations of River Valley included in the first nine months of 2016.

Other operating income declined $386,000, or 16%, during the nine months ended September 30, 2017 compared with the first nine months of 2016. The decline was largely attributable to decreased fees and fair value adjustments associated with swap transactions with loan customers.

The Company realized a net gain on sales of securities of $575,000 during the nine months ended September 30, 2017 related to the sale of $47.8 million of securities compared with a net gain on the sale of securities of $1,426,000 in the first nine months of 2016 related to the sale of $77.1 million of securities.

Non-interest Expense:

During the quarter ended September 30, 2017, non-interest expense totaled $19,771,000, an increase of $1,118,000, or 6%, compared with the third quarter of 2016.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Salaries and Employee Benefits	$11,570	$10,572	$998	9%
Occupancy, Furniture and Equipment Expense	2,372	2,224	148	7
FDIC Premiums	241	373	(132)	(35)
Data Processing Fees	1,067	1,261	(194)	(15)
Professional Fees	551	777	(226)	(29)
Advertising and Promotion	1,315	687	628	91
Intangible Amortization	230	280	(50)	(18)
Other Operating Expenses	2,425	2,479	(54)	(2)
Total Non-interest Expense	$19,771	$18,653	$1,118	6

Salaries and benefits increased $998,000, or 9%, during the quarter ended September 30, 2017 compared with the third quarter of 2016. The increase in salaries and benefits during the third quarter of 2017 compared with the third quarter of 2016 was primarily attributable to an increased number of full-time equivalent employees and higher levels of employee benefit costs including health insurance costs and incentive compensation plan costs.

Data processing fees declined $194,000, or 15%, in the third quarter of 2017 compared with the third quarter of 2016. The decline during 2017 compared with 2016 was largely attributable to expenses related to the River Valley transaction.

Advertising and promotion increased $628,000 during the quarter ended September 30, 2017 compared with the third quarter of 2016. The primary driver of the increase in advertising and promotion was the aforementioned recognition of a contribution expense of $773,000 related to the donation of a former branch facility to a municipality in one of the Company's market areas.

During the nine months ended September 30, 2017, non-interest expense totaled $57,803,000, an increase of $571,000, or 1%, compared with the first nine months of 2016. During the first nine months of 2016, the Company recorded costs related to the River Valley merger transaction that totaled $4,318,000.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2017	2016	Change	Change
Salaries and Employee Benefits	$34,474	$32,357	$2,117	7%
Occupancy, Furniture and Equipment Expense	6,778	6,329	449	7
FDIC Premiums	712	1,040	(328)	(32)
Data Processing Fees	3,122	4,607	(1,485)	(32)
Professional Fees	2,267	2,875	(608)	(21)
Advertising and Promotion	2,723	1,860	863	46
Intangible Amortization	725	800	(75)	(9)
Other Operating Expenses	7,002	7,364	(362)	(5)
Total Non-interest Expense	$57,803	$57,232	$571	1

Salaries and benefits increased $2,117,000, or 7%, during the nine months ended September 30, 2017 compared with the same period of 2016. The increase in 2017 compared with 2016 was primarily attributable to having River Valley's operations included for the entire first nine months of 2017 compared with only seven months of 2016 combined with an increased number of full-time equivalent employees and higher levels of employee benefit costs including health insurance costs and incentive compensation plan costs. For comparison purposes, the increased salary and benefit costs in 2017 were partially offset by the settlement of various employment and benefit arrangements which totaled $1,934,000 related to the River Valley merger in the first nine months of 2016.

Occupancy, furniture and equipment expense increased $449,000, or 7%, during the nine months ended September 30, 2017 compared with the same period of 2016. This increase was largely related to the operation of River Valley's 15 branch network during all of the first nine months of 2017 compared with seven months in the nine month period ended September 30, 2016.

Data processing fees declined $1,485,000, or 32%, in the nine months ended September 30, 2017 compared with the first nine months of 2016. The decline during 2017 compared with 2016 was primarily related to expenses totaling $1,288,000 associated with the acquisition of River Valley that were incurred during 2016.

Professional fees declined $608,000, or 21%, during the first nine months of 2017 compared with the first nine months of 2016. The decline during 2017 compared with 2016 was attributable to expenses totaling $770,000 associated with the acquisition of River Valley that were incurred during 2016 partially offset by fees incurred during 2017 related to the three-for-two stock split completed during the second quarter of 2017.

Advertising and promotion increased $863,000 during the nine months ended September 30, 2017 compared with the first nine months of 2016. The primary driver of the increase in advertising and promotion was the aforementioned recognition of a contribution expense of $773,000 related to the donation of a former branch facility to a municipality in one of the Company's market areas.

Income Taxes:

The Company’s effective income tax rate was 26.7% and 28.7%, respectively, during the three months ended September 30, 2017 and 2016. The Company’s effective income tax rate was 27.0% and 28.7%, respectively, during the nine months ended September 30, 2017 and 2016. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company increased to $3.073 billion at September 30, 2017, representing an increase of $116.9 million, or 5% on an annualized basis, compared with December 31, 2016.

Total loans increased $96.3 million, or 6% on an annualized basis at September 30, 2017 compared with year-end 2016. Included in the 2017 loan growth was an increase of approximately $17.5 million, or 5% on annualized basis, of commercial and industrial loans, $42.7 million, or 7% on annualized basis, of commercial real estate loans, and $23.9 million, or 11% on an annualized basis of agricultural loans. Retail loans which include home equity, consumer and residential loans grew by approximately $12.2 million, or 4% on an annualized basis, during the first nine months of 2017.

End of Period Loan Balances: (dollars in thousands)	September 30, 2017	December 31, 2016	Current Period Change
Commercial and Industrial Loans and Leases	$474,917	$457,372	$17,545
Commercial Real Estate Loans	898,752	856,094	42,658
Agricultural Loans	327,026	303,128	23,898
Home Equity and Consumer Loans	209,537	193,520	16,017
Residential Mortgage Loans	179,481	183,290	(3,809)
Total Loans	$2,089,713	$1,993,404	$96,309

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	September 30, 2017	December 31, 2016
Commercial and Industrial Loans and Leases	$3,737	$3,725
Commercial Real Estate Loans	5,233	5,452
Agricultural Loans	4,828	4,094
Home Equity and Consumer Loans	606	518
Residential Mortgage Loans	412	329
Unallocated	505	690

Total Allowance for Loan Loss	$15,321	$14,808

The Company’s allowance for loan losses totaled $15.3 million at September 30, 2017 compared to $14.8 million at December 31, 2016 representing an increase of $513,000, or 5% on an annualized basis. The allowance for loan losses represented 0.73% of period-end loans at September 30, 2017 compared with 0.74% of period-end loans at December 31, 2016. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $8.0 million as of September 30, 2017 and $10.0 million at December 31, 2016.

The following is an analysis of the Company’s non-performing assets at September 30, 2017 and December 31, 2016:

Non-performing Assets: (dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual Loans	$9,177	$3,793
Past Due Loans (90 days or more)	474	2
Total Non-performing Loans	9,651	3,795
Other Real Estate	568	242
Total Non-performing Assets	$10,219	$4,037

Restructured Loans	$152	$28

Non-performing Loans to Total Loans	0.46%	0.19%
Allowance for Loan Loss to Non-performing Loans	158.75%	390.20%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial and Industrial Loans and Leases	$2,948	$86	$—	$2
Commercial Real Estate Loans	3,836	1,408	474	—
Agricultural Loans	961	792	—	—
Home Equity Loans	138	73	—	—
Consumer Loans	364	85	—	—
Residential Mortgage Loans	930	1,349	—	—
Total	$9,177	$3,793	$474	$2

Non-performing assets totaled $10.2 million at September 30, 2017 compared to $4.0 million of non-performing assets at December 31, 2016. Non-performing assets represented 0.33% of total assets at September 30, 2017 compared to 0.14% of total assets at December 31, 2016. Non-performing loans totaled $9.7 million at September 30, 2017 compared to $3.8 million at December 31, 2016. Non-performing loans represented 0.46% of total loans at September 30, 2017 compared to 0.19% at December 31,

2016. The increase in non-performing assets at September 30, 2017 compared with December 31, 2016 levels was primarily attributable to a single commercial lending relationship that was placed on non-accrual status in the third quarter of 2017.

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

Total deposits increased $75.0 million, or 4% on an annualized basis, as of September 30, 2017 compared with December 31, 2016.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2017	December 31, 2016	Current Period Change
Non-interest-bearing Demand Deposits	$589,315	$571,989	$17,326
Interest-bearing Demand, Savings, & Money Market Accounts	1,454,073	1,399,381	54,692
Time Deposits < $100,000	204,946	207,824	(2,878)
Time Deposits of $100,000 or more	176,238	170,357	5,881
Total Deposits	$2,424,572	$2,349,551	$75,021

Capital Resources:

As of September 30, 2017, shareholders’ equity increased by $30.3 million to $360.6 million compared with $330.3 million at year-end 2016. The increase in shareholders' equity was primarily attributable to an increase of $20.2 million in retained earnings and an increase of $9.3 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 11.7% of total assets at September 30, 2017 and 11.2% of total assets at December 31, 2016. Shareholders’ equity included $56.4 million of goodwill and other intangible assets at September 30, 2017 compared to $56.9 million of goodwill and other intangible assets at December 31, 2016.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For September 30, 2017, the capital conservation buffer was 1.25% and for December 31, 2016, the capital conservation buffer was 0.625%. At September 30, 2017, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2017 Ratio	12/31/2016 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	13.44%	13.30%	8.00%	N/A
Bank	12.21%	12.48%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.82%	12.66%	6.00%	N/A
Bank	11.58%	11.84%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.37%	12.19%	4.50%	N/A
Bank	11.58%	11.84%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.57%	10.09%	4.00%	N/A
Bank	9.55%	9.46%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $10.3 million during the nine months ended September 30, 2017 ending at $54.6 million.  During the nine months ended September 30, 2017, operating activities resulted in net cash inflows of $43.8 million. Investing activities resulted in net cash outflows of $124.2 million during the nine months ended September 30, 2017.  Financing activities resulted in net cash inflows for the nine months ended September 30, 2017 of $70.1 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2017, the parent company had approximately $19.2 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2017 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$100,595	(2.34)%
+1%	101,808	(1.16)%
Base	103,003	—
-1%	97,621	(5.23)%
-2%	93,490	(9.24)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2017 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2017 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$378,341	(8.99)%	13.23%	(58) b.p.
+1%	398,869	(4.05)%	13.59%	(22) b.p.
Base	415,695	—	13.81%	—
-1%	395,819	(4.78)%	12.89%	(92) b.p.
-2%	331,032	(20.37)%	10.67%	(314) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2017	—	—	—	409,184
August 2017	—	—	—	409,184
September 2017	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through September 30, 2017. The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the three months ended September 30, 2017.

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

GERMAN AMERICAN BANCORP, INC.

Date: November 7, 2017	By/s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	By/s/Bradley M. Rust
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

4.1
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 9, 2017 (SEC File No. 001-15877).

4.2
Specimen stock certificate for Common Shares of the Registrant is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 21, 2010 (SEC File No. 001-15877).

4.3
Description of Assumed Junior Deferrable Interest Subordinated Debentures of River Valley Bancorp and Agreement to Furnish Copies of Related Instruments and Documents are incorporated by reference to Exhibit 4.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 10, 2016 (SEC File No. 001-15877).

10.1*
Supplemental Executive Retirement Agreement, dated August 31, 2017, between Keith A. Leinenbach and the Registrant is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 5, 2017 (SEC File No. 001-15877).

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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Note: No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

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