Form 10-K
period 2017-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2018-03-01
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

Commission File Number 001-15877

GERMAN AMERICAN BANCORP, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-1547518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Main Street, Box 810, Jasper, Indiana	47546
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (812) 482-1314

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common Shares, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑ Yes	☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☑ No

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☑ No

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2017 was approximately $716,866,972. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 20, 2018, there were outstanding 22,934,253 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 17, 2018, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2017

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

PART I

Item 1. Business.

General

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bancorp, operates 53 banking offices in 19 contiguous southern Indiana counties and one northern Kentucky county. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

The Company’s lines of business include retail and commercial banking, comprehensive financial planning, full service brokerage and trust administration, and a full range of personal and corporate insurance products. Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bancorp	Commercial Bank	Jasper, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Jasper, IN
German American Investment Services, Inc.	Retail Brokerage	Jasper, IN

Effective April 1, 2018, the legal name of German American Bancorp will be changed to German American Bank. The new name corresponds with the trade name already being used by the banking subsidiary and promotes further distinction in nomenclature between the banking subsidiary and the bank holding company, German American Bancorp, Inc.
Business Developments

On February 12, 2018, German American Bancorp entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MainSource Bank, a wholly-owned subsidiary of MainSource Financial Group, Inc. (“MainSource”), which provides for the acquisition by German American Bancorp of five MainSource Bank branch locations (four in Columbus, Indiana, and one in Greensburg, Indiana), and certain related assets, and the assumption by German American Bancorp of certain related liabilities.

Pursuant to the Purchase Agreement, German American Bancorp has agreed to assume approximately $160 million in deposits and purchase approximately $134 million in loans associated with the five bank branches. The transaction is expected to close in the second quarter of 2018, subject to regulatory approval, the closing of the previously-announced pending merger of MainSource and First Financial Bancorp, and other customary closing conditions. For further information regarding this pending acquisition, see Note 21 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 21 is incorporated into this Item 1 by reference.

On March 1, 2016, the Company acquired by merger River Valley Bancorp ("River Valley") and its subsidiary, River Valley Financial Bank. River Valley Financial Bank, headquartered in Madison, Indiana, provided a full range of commercial and consumer banking services from 15 banking offices predominantly located in southeast Indiana. At the time of acquisition, River Valley reported on its balance sheet consolidated assets and equity (unaudited) as of February 29, 2016 that totaled $516.3 million and $56.6 million, respectively. For further information regarding the River Valley merger transaction, see Note 18 (Business

Combinations) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 18 is incorporated into this Item 1 by reference.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The Indiana map below illustrates the locations of the Company’s 54 retail and commercial banking, insurance and investment offices as of February 20, 2018.

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

Employees

At February 20, 2018 the Company and its subsidiaries employed approximately 614 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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

•
a new conservation buffer on Common Equity Tier 1 Capital equal to an additional 0.625% of risk-weighted assets during 2016 and increasing each year by another 0.625% until reaching 2.5% when fully phased-in during 2019 (bringing the Common Equity Tier 1 Capital to risk-weighted assets ratio to a total of 7.0% when fully implemented);

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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank throughout 2017 was well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no such brokered deposits at December 31, 2017. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.
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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2017, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2017, see Note 8 (Shareholders' Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.
Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2017, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $64.0 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders' Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
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
Federal Deposit Insurance Premiums and Assessments

The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund (the "DIF") of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, our bank subsidiary is subject to deposit insurance premiums and assessments to maintain the DIF. The Bank’s deposit insurance premium assessment rate depends on the asset and supervisory categories to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.
Under the current system, deposit insurance assessments are based on average total assets minus average tangible equity. The FDIC assigns a banking institution to one of two categories based on asset size. As an institution with under $10 billion in assets, the Bank falls into the "Established Small Institution" category. This category has three sub-categories based on supervisory ratings designed to measure risk (the FDIC's "CAMELS Composite" ratings). The assessment rate, which ranges from 1.5 to 30.0 basis points (such basis points representing a per annum rate) for Established Small Institutions, is determined based upon each applicable institution's most recent supervisory and capital evaluations.
In addition, each FDIC insured institution is required to pay to the FDIC an assessment on the institution's total assets less tangible capital in order to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2018 and 2019. For the Bank's December 2017 payment, the bond assessment was equal to a per annum rate of 0.46 basis points.
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
Forward-Looking Statements and Associated Risks

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of the Company's capital under regulatory requirements and of its allowance for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; acquisitions or mergers; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. All statements other than statements of historical fact included in this Report, including statements regarding our financial position, business strategy and the plans and objectives of our management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate”, “believe”, “estimate”, “expect”, "plan", “intend”, "should", "would", "could", "can", "may", "will", "might" and similar expressions, as they relate to us or our management, identify forward-looking statements.
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

•	factors driving impairment charges on investments;

•	the impact, extent and timing of technological changes;

•	potential cyber-attacks, information security breaches and other criminal activities;

•	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

•	actions of the FRB;

•	changes in accounting principles and interpretations;

•	the expected impact of U.S. tax regulations passed in December 2017;

•	potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;

•	actions of the regulatory authorities under the Dodd-Frank Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms;

•	impacts resulting from possible amendments or revisions to the Dodd-Frank Act and the regulations promulgated thereunder, or to CFPB rules and regulations; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

Item 1A. Risk Factors.

The following describes some of the principal risks and uncertainties to which our industry in general, and our securities, assets and businesses specifically, are subject; other risks are briefly identified in our cautionary statement that is included under the heading “Forward-Looking Statements and Associated Risks” in Part I, Item 1, “Business.” Although we seek ways to manage these risks and uncertainties and to develop programs to control those that we can, we ultimately cannot predict the future. Future results may differ materially from past results, and from our expectations and plans.
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
The banking industry may be subject to new legislation, regulation, and government policy including possible amendments or revisions to the Dodd-Frank Act and the regulations promulgated thereunder, and to CFPB rules and regulations. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that cannot accurately be predicted. In addition, our financial condition and results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.
Compliance with the Basel III Capital Rules may have an adverse effect on us.
We are subject to certain capital rules adopted by the federal banking agencies that are based on the international Basel III guidelines, which became effective January 1, 2015. See Item 1- Business - Regulation and Supervision. Some of these capital rules, which are being phased in over a three-year period that began in 2016, require us to satisfy additional, more stringent capital adequacy standards than we had in the past. These requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends. Higher capital levels could also lower our return on equity.
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
We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets, many of which compete with us via Internet and other electronic product and service offerings. In addition, banking and other financial services competitors (including newly organized companies) that are not currently represented by physical locations within our geographic markets could establish office facilities within our markets, including through their acquisition of existing competitors. In December 2016, the OCC announced its intent to make special purpose national bank charters available to financial technology companies. While the agency issued a draft supplement to its licensing manual in March 2017, providing more details on how companies applying for such charters would be evaluated, the OCC has not given any definitive indication as to whether or not it intends to move forward in making such special purpose charters available to financial technology companies. In any event, developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also Part I, Item 1, of this Report, “Business - Competition,” and “Business - Regulation and Supervision.”
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
Recently enacted U.S. tax legislation, as well as future tax legislation, may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Among other things, the Tax Act includes significant changes to the U.S. corporate income tax system, including: reducing the federal corporate rate from 35% to 21%; modifying the rules regarding limitations on certain deductions for executive compensation; introducing a capital investment deduction in certain circumstances; placing certain limitations on the interest deduction; and modifying the rules regarding the usability of net operating losses. Based upon our initial analysis of the Tax Act, the Company revalued its deferred tax assets and deferred tax liabilities at December 31, 2017 and recorded a net tax benefit during the fourth quarter of 2017.  In addition, the rules and guidance further implementing the Tax Act, and any future tax legislation enacted by the U.S government or by the state governments where the Company has tax nexus, in each case, could have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
Risks Related to Our Common Stock

Our common stock price may fluctuate significantly, and this may make it difficult for you to resell our common stock at times or at prices acceptable to you.

Our common stock price constantly changes in response to a variety of factors (some of which are beyond our control), and we expect that our stock price will continue to fluctuate in the future. Factors impacting the price of our common stock include, among others:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations or research reports about us or the financial services industry in general published by securities analysts;

•	the failure of securities analysts to cover, or continue to cover, us;

•	operating and stock price performance of other companies that investors believe are comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us, or our reputation, competitors or other financial institutions;

•	actual or anticipated sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	departure of our management team or other key personnel;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•
existing or increased regulatory and compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations; and

•	litigation and governmental investigations.

General market fluctuations, industry factors and general economic and political conditions and events (such as economic slowdowns or recessions, interest rate changes or credit loss trends) could also cause our stock price to decrease regardless of operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 55 other locations in Southern Indiana and one in Northern Kentucky of which 39 are owned by the Company and 17 are leased from third parties.

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

	2017			2016 (1)
	High	Low	Cash Dividend	High	Low	Cash Dividend
Fourth Quarter	$38.75	$34.48	$0.13	$35.95	$25.24	$0.12
Third Quarter	$38.28	$31.46	$0.13	$26.25	$20.71	$0.12
Second Quarter	$34.85	$30.55	$0.13	$22.75	$20.23	$0.12
First Quarter (1)	$35.00	$29.55	$0.13	$21.84	$19.99	$0.12
			$0.52			$0.48

(1) Per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

The Common Stock was held of record by approximately 3,440 shareholders at February 20, 2018.

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

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2017, the stocks of which have been traded on an established securities market (NYSE, AMEX, NASDAQ) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2017 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., MainSource Financial Group, Old National Bancorp, Horizon Bancorp, and MutualFirst Financial, Inc. MutualFirst Financial, Inc. was added to the Indiana Bank Peer Group for the first time in this Annual Report on Form 10-K as a result of having converted to a bank holding company effective January 1, 2012, and otherwise meeting the above criteria. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2017	—	—	—	409,184
November 2017	—	—	—	409,184
December 2017	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through December 31, 2017 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2017.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan. Each of these four plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above. The following table sets forth information regarding these plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	943,957	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	—		$—	943,957

(a)
Any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2018 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2017 during the plan year that commenced in August 2017 have been excluded. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2018, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)
Represents 557,203 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 386,754 shares that were available for grant or issuance at December 31, 2017 under the 2009 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following: (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company’s shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

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

	2017	2016	2015	2014	2013
Summary of Operations:
Interest Income	$111,030	$103,365	$81,620	$80,386	$75,672
Interest Expense	11,121	8,461	6,068	6,047	7,155
Net Interest Income	99,909	94,904	75,552	74,339	68,517
Provision for Loan Losses	1,750	1,200	—	150	350
Net Interest Income after Provision For Loan Losses	98,159	93,704	75,552	74,189	68,167
Non-interest Income	31,854	32,013	27,444	23,937	23,615
Non-interest Expense	77,803	76,587	61,326	57,713	54,905
Income before Income Taxes	52,210	49,130	41,670	40,413	36,877
Income Tax Expense	11,534	13,946	11,606	12,069	11,464
Net Income	$40,676	$35,184	$30,064	$28,344	$25,413

Year-end Balances:
Total Assets	$3,144,360	$2,955,994	$2,373,701	$2,237,099	$2,163,827
Total Loans, Net of Unearned Income	2,141,638	1,989,955	1,564,347	1,447,982	1,382,382
Total Deposits	2,484,052	2,349,551	1,826,376	1,779,761	1,812,156
Total Long-term Debt	141,717	120,560	95,606	64,591	87,237
Total Shareholders’ Equity	364,571	330,267	252,348	228,824	200,097

Average Balances:
Total Assets	$3,002,695	$2,841,096	$2,267,555	$2,170,761	$2,037,236
Total Loans, Net of Unearned Income	2,036,717	1,904,779	1,483,752	1,406,000	1,272,055
Total Deposits	2,395,146	2,249,892	1,825,913	1,783,348	1,695,796
Total Shareholders’ Equity	350,913	321,520	241,018	214,496	189,689

Per Share Data:(1)
Net Income (2)	$1.77	$1.57	$1.51	$1.43	$1.32
Cash Dividends	0.52	0.48	0.45	0.43	0.40
Book Value at Year-end	15.90	14.42	12.67	11.54	10.13
Tangible Book Value Per Share (3)	13.45	11.94	11.57	10.40	8.92

Other Data at Year-end:
Number of Shareholders	3,459	3,513	3,343	3,398	3,444
Number of Employees	621	605	479	473	478
Weighted Average Number of Shares (1)(2)	22,924,726	22,391,115	19,888,374	19,834,766	19,211,517

Selected Performance Ratios:
Return on Assets	1.35%	1.24%	1.33%	1.31%	1.25%
Return on Equity	11.59%	10.94%	12.47%	13.21%	13.40%
Equity to Assets	11.59%	11.17%	10.63%	10.23%	9.25%
Dividend Payout	29.11%	30.21%	29.97%	29.81%	30.18%
Net Charge-offs (Recoveries) to Average Loans	0.04%	0.04%	0.03%	(0.01)%	0.10%
Allowance for Loan Losses to Loans	0.73%	0.74%	0.92%	1.03%	1.05%
Net Interest Margin	3.76%	3.75%	3.70%	3.76%	3.67%

(1) Share and Per Share Data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

(2) Share and Per Share Data includes the dilutive effect of stock options.

(3) Tangible Book Value per Share is defined as Total Shareholders' Equity less Goodwill and Other Intangible Assets divided by End of Period Shares Outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bancorp, operates 53 banking offices in 19 contiguous southern Indiana counties and one northern Kentucky county. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2015 through 2017 and its financial condition as of December 31, 2017 and 2016. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

On March 1, 2016 (as discussed in Note 18 (Business Combinations) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 18 is incorporated herein by reference), the Company completed its acquisition of River Valley Bancorp and its subsidiaries, including River Valley Financial Bank. This transaction significantly increased the levels of the Company’s total assets, liabilities, shareholders equity. River Valley's consolidated assets and equity (unaudited) as of February 29, 2016 totaled $516.3 million and $56.6 million, respectively. The transaction was accounted for under the acquisition method of accounting. Under the acquisition method, the purchase price was allocated to identifiable assets and assumed liabilities based on their fair values. Any excess was accounted for as goodwill. Intangible assets with definite lives are being amortized over their estimated useful lives. Goodwill and intangible assets determined to have indefinite lives will not be amortized, but will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management of the Company determines that the value of goodwill or intangible assets has become impaired, an impairment charge will be recorded in the fiscal quarter in which such determination is made.

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

MANAGEMENT OVERVIEW

Net income for the year ended December 31, 2017 totaled $40,676,000 or $1.77 per share, an increase of $5,492,000, or approximately 13% on a per share basis, from the year ended December 31, 2016 net income of $35,184,000 or $1.57 per share. The 2017 results of operations were positively impacted by the revaluation of the Company's deferred tax assets and deferred tax liabilities related to the Tax Act (as defined below). The revaluation resulted in a net tax benefit of $2,284,000, or approximately $0.10 per share during 2017. In addition, the 2016 results of operations included only ten month's operations of River Valley

Bancorp, which the Company acquired effective March 1, 2016. The level of earnings during 2017 represented the Company's eighth consecutive year of record earnings performance and also represented the thirteenth consecutive year of double digit return on shareholders' equity.

On March 27, 2017, the Company declared a 3-for-2 stock split on the Company’s authorized and outstanding common shares. The stock split was distributed on April 21, 2017 to shareholders of record as of April 6, 2017. Except as otherwise noted or implied, all share and per share data in this Annual Report on Form 10-K relating to a date or period that precedes April 21, 2017 have been adjusted and are reflective of the stock split.

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Among other things, the Tax Act includes significant changes to the U.S. corporate income tax system, including: reducing the federal corporate rate from 35% to 21%; modifying the rules regarding limitations on certain deductions for executive compensation; introducing a capital investment deduction in certain circumstances; placing certain limitations on the interest deduction; and modifying the rules regarding the usability of net operating losses. Based upon our initial analysis of the Tax Act, the Company revalued its deferred tax assets and deferred tax liabilities at December 31, 2017 and recorded the net tax benefit described above.

On February 12, 2018, German American Bancorp entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MainSource Bank, a wholly-owned subsidiary of MainSource Financial Group, Inc. (“MainSource”), which provides for the acquisition by German American Bancorp of five MainSource Bank branch locations (four in Columbus, Indiana, and one in Greensburg, Indiana), and certain related assets, and the assumption by German American Bancorp of certain related liabilities.

Pursuant to the Purchase Agreement, German American Bancorp has agreed to assume approximately $160 million in deposits and purchase approximately $134 million in loans associated with the five bank branches. The transaction is expected to close in the second quarter of 2018, subject to regulatory approval, the closing of the previously-announced pending merger of MainSource and First Financial Bancorp, and other customary closing conditions. For further information regarding this pending acquisition, see Note 21 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of December 31, 2017, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $7,149,000 and gross unrealized losses totaled approximately $10,150,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2017 totaled $40,676,000 or $1.77 per share, an increase of $5,492,000, or approximately 13% on a per share basis, from the year ended December 31, 2016 net income of $35,184,000 or $1.57 per share. The 2017 results of operations were positively impacted by the revaluation of the Company's deferred tax assets and deferred tax liabilities related to the Tax Act. The revaluation resulted in a net tax benefit of $2,284,000, or approximately $0.10 per share during 2017.

Net income for the year ended December 31, 2016 totaled $35,184,000 or $1.57 per share, an increase of $5,120,000, or approximately 4% on a per share basis, from the year ended December 31, 2015 net income of $30,064,000 or $1.51 per share. The 2016 results of operations included ten month's operations of River Valley and were impacted by merger related charges associated with the closing of the River Valley transaction which was effective March 1, 2016. These merger related charges totaled approximately $4,318,000, or $2,725,000 on an after tax basis, which represented approximately $0.12 per share during 2016.

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

Net interest income increased $5,005,000, or 5% (an increase of $5,587,000 or 6% on a tax-equivalent basis), for the year ended December 31, 2017 compared with 2016. The increased level of net interest income during 2017 compared with 2016 was driven primarily by a higher level of earning assets resulting from organic loan growth and the acquisition of River Valley Bancorp effective March 1, 2016.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.76% during 2017 compared to 3.75% during 2016. The tax equivalent yield on earning assets totaled 4.16% during 2017 compared to 4.07% in 2016, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.40% during 2017 compared to 0.32% in 2016.

The modest increase in the net interest margin during 2017 compared with the prior year was primarily attributable to an improved yield on the Company's securities portfolio combined with a larger loan portfolio, partially offset by a higher cost of funds and a lower level of accretion of loan discounts on acquired loans. Accretion of loan discounts on acquired loans contributed approximately 9 basis points to the net interest margin during 2017 and 13 basis points in 2016. The Company's cost of funds increased approximately 8 basis points during 2017 compared with 2016. The higher cost of funds was largely attributable to an increase in short-term market interest rates over the past several quarters.

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

The tax equivalent net interest margin was 3.75% during 2016 compared to 3.70% during 2015. The tax equivalent yield on earning assets totaled 4.07% during 2016 compared to 3.98% in 2015, while the cost of funds totaled 0.32% during 2016 compared to 0.28% in 2015.

The increase in the net interest margin during 2016 was primarily attributable to an increase in the amount of accretion of loan discounts on acquired loans combined with an increased loan yield stemming largely from the addition of the River Valley loan portfolio and a securities portfolio mix shift to a higher percentage of total securities in non-taxable securities rather than in taxable securities, partially offset by a higher cost of funds. Accretion of loan discounts on acquired loans contributed approximately 13 basis points to the net interest margin on an annualized basis during 2016 and 4 basis points in 2015. The increase in accretion during 2016 was largely attributable to loans acquired in the River Valley merger transaction. The increase in the cost of funds was largely attributable to the increase in short-term market interest rates that occurred late in the fourth quarter of 2015 and to the addition of the River Valley deposit portfolio.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 35% was used for all years presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016			Twelve Months Ended December 31, 2015
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$12,405	$134	1.09%	$22,180	$74	0.33%	$19,187	$13	0.07%

Securities:
Taxable	482,331	10,898	2.26%	484,744	9,638	1.99%	455,303	9,017	1.98%
Non-taxable	262,654	12,697	4.83%	238,300	11,464	4.81%	178,929	9,001	5.03%
Total Loans and Leases (2)	2,036,717	92,449	4.54%	1,904,779	86,755	4.55%	1,483,752	67,109	4.52%

TOTAL INTEREST EARNING ASSETS	2,794,107	116,178	4.16%	2,650,003	107,931	4.07%	2,137,171	85,140	3.98%

Other Assets	223,939			206,213			145,517
Less: Allowance for Loan Losses	(15,351)			(15,120)			(15,133)

TOTAL ASSETS	$3,002,695			$2,841,096			$2,267,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$836,262	$2,893	0.35%	$755,775	$1,745	0.23%	$574,021	$796	0.14%
Savings Deposits and Money Market Accounts	606,212	1,078	0.18%	566,818	770	0.14%	471,058	547	0.12%
Time Deposits	380,316	3,123	0.82%	414,100	2,672	0.65%	350,522	2,633	0.75%
FHLB Advances and Other Borrowings	233,315	4,027	1.73%	242,483	3,274	1.35%	178,767	2,092	1.17%

TOTAL INTEREST-BEARING LIABILITIES	2,056,105	11,121	0.54%	1,979,176	8,461	0.43%	1,574,368	6,068	0.39%

Demand Deposit Accounts	572,356			513,199			430,312
Other Liabilities	23,321			27,201			21,857
TOTAL LIABILITIES	2,651,782			2,519,576			2,026,537

Shareholders’ Equity	350,913			321,520			241,018

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,002,695			$2,841,096			$2,267,555

COST OF FUNDS			0.40%			0.32%			0.28%

NET INTEREST INCOME		$105,057			$99,470			$79,072

NET INTEREST MARGIN			3.76%			3.75%			3.70%

(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $3,216, $4,283, and $2,102 for 2017, 2016 and 2015, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2017 compared to 2016 Increase / (Decrease) Due to (1)			2016 compared to 2015 Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$(45)	$105	$60	$3	$58	$61
Taxable Securities	(48)	1,308	1,260	585	36	621
Non-taxable Securities	1,177	56	1,233	2,871	(408)	2,463
Loans and Leases	5,990	(296)	5,694	19,172	474	19,646
Total Interest Income	7,074	1,173	8,247	22,631	160	22,791

Interest Expense:
Savings and Interest-bearing Demand	245	1,211	1,456	418	754	1,172
Time Deposits	(231)	682	451	440	(401)	39
FHLB Advances and Other Borrowings	(128)	881	753	826	356	1,182
Total Interest Expense	(114)	2,774	2,660	1,684	709	2,393

Net Interest Income	$7,188	$(1,601)	$5,587	$20,947	$(549)	$20,398

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $1,750,000, $1,200,000, and $0 in 2017, 2016, and 2015, respectively.

During 2017, the provision for loan loss represented approximately 9 basis points of average loans on an annualized basis. The increased level of provision during 2017 was largely related to an increased level of allowance for loan loss that has been allocated to the Company's commercial and industrial loan portfolio. The Company realized net charge-offs of $864,000 or 4 basis points of average loans outstanding during 2017.

During 2016, the provision for loan loss represented approximately 6 basis points of average loans on an annualized basis. The increased level of provision during 2016 was largely related to an increased level of allowance for loan loss that has been allocated to the Company's agricultural loan portfolio. The Company realized net charge-offs of $830,000 or 4 basis points of average loans outstanding during 2016, compared with net charge-offs of $491,000 or 3 basis points of average loans outstanding during 2015.

The Company’s allowance for loan losses represented 0.73% of total loans at year-end 2017 compared with 0.74% of total loans at year-end 2016. Under acquisition accounting, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller.

Provisions for loan losses in all periods were made at levels deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other qualitative factors. Refer also to the sections entitled CRITICAL ACCOUNTING POLICIES AND ESTIMATES and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for loan losses.

NON-INTEREST INCOME

During the year ended December 31, 2017, non-interest income declined less than 1% from the year ended December 31, 2016. During 2016, non-interest income increased approximately 17% from 2015 with the increase largely the result of the acquisition of River Valley and an increase in the level of gains on the sale of securities. The year ended December 31, 2017 included a full year of River Valley operations while 2016 included ten months of River Valley operations.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2017	2016	2015	2017	2016
Trust and Investment Product Fees	$5,272	$4,644	$3,957	14%	17%
Service Charges on Deposit Accounts	6,178	5,973	4,826	3	24
Insurance Revenues	7,979	7,741	7,489	3	3
Company Owned Life Insurance	1,341	987	846	36	17
Interchange Fee Income	4,567	3,627	3,110	26	17
Other Operating Income	2,641	3,703	3,532	(29)	5
Subtotal	27,978	26,675	23,760	5	12
Net Gains on Sales of Loans	3,280	3,359	2,959	(2)	14
Net Gains on Securities	596	1,979	725	(70)	173
TOTAL NON-INTEREST INCOME	$31,854	$32,013	$27,444	n/m (1)	17

(1)	n/m = not meaningful

Trust and investment product fees increased $628,000, or 14%, during 2017 compared with 2016. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth advisory group. Trust and investment product fees increased $687,000, or 17%, during 2016 compared with 2015 primarily due to growth in assets under management within the Company's wealth advisory group with this growth coming through both the existing footprint of the Company and the River Valley acquisition.

Service charges on deposit accounts increased $205,000, or 3%, during 2017 compared with 2016. Service charges on deposit accounts increased $1,147,000, or 24%, during 2016 compared with 2015 due primarily to the River Valley acquisition.

Insurance revenues increased $238,000, or 3%, during 2017 as compared to 2016 as a result of increased commercial insurance revenue and personal insurance revenue partially offset by a decline in contingency revenue. Insurance revenues increased $252,000, or 3%, during 2016 as compared to 2015 as a result of increased commercial insurance revenue, personal insurance revenue and contingency revenue. Contingency revenue totaled $992,000 in 2017 compared with $1,114,000 in 2016 and $949,000 in 2015. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Company owned life insurance revenue increased $354,000, or 36%, during 2017 compared with 2016. The increase was largely related to death benefits received from life insurance policies during 2017. Company owned life insurance increased $141,000, or 17%, during 2016 compared with 2015. The increase was largely the result of the River Valley acquisition.

Interchange fee income increased $940,000, or 26%, during 2017 compared with 2016. The increase was attributable to increased card utilization by customers and a full year of operations from River Valley included in 2017 compared with ten months of operations of River Valley included in 2016. Interchange fee income increased $517,000, or 17%, during 2016 compared with 2015. The increase was attributable to increased card utilization by customers and the acquisition of River Valley.

Other operating income declined $1,062,000, or 29%, during 2017 compared with 2016. The decline was largely attributable to decreased fees and fair value adjustments associated with swap transactions with loan customers. Other operating income increased $151,000, or 5%, during 2016 compared with 2015.

Net gains on sales of loans declined $79,000, or 2%, during 2017 compared with 2016. Net gains on sales of loans increased $400,000, or 14%, during 2016 compared with 2015. Loan sales for 2017, 2016, and 2015 totaled $130.3 million, $133.6 million, $132.6 million, respectively.

During 2017, the Company realized net gains on the sale of securities of $596,000 related to the sale of approximately $48.3 million of securities. During 2016, the Company realized net gains on the sale of securities of $1,979,000 related to the sale of approximately $163.1 million of securities. During 2015, the Company realized net gains on the sale of securities of $725,000 related to the sale of approximately $18.3 million of securities.

NON-INTEREST EXPENSE

During 2017, non-interest expense increased $1,216,000, or 2%, compared with 2016. During 2016, non-interest expense increased $15,261,000, or 25%, compared with 2015. During 2016, the Company recorded costs related to the River Valley merger transaction that totaled $4,318,000. The majority of the remainder of the increase in operating expenses during 2016 compared with 2015 were related to the operating costs of River Valley.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2017	2016	2015	2017	2016
Salaries and Employee Benefits	$46,642	$43,961	$35,042	6%	25%
Occupancy, Furniture and Equipment Expense	9,230	8,558	6,812	8	26
FDIC Premiums	954	1,151	1,144	(17)	1
Data Processing Fees	4,276	5,686	3,541	(25)	61
Professional Fees	2,817	3,672	2,661	(23)	38
Advertising and Promotion	3,543	2,657	3,669	33	(28)
Intangible Amortization	942	1,062	790	(11)	34
Other Operating Expenses	9,399	9,840	7,667	(4)	28
TOTAL NON-INTEREST EXPENSE	$77,803	$76,587	$61,326	2	25

Salaries and benefits increased $2,681,000, or 6%, during 2017 compared with the 2016. The increase in 2017 compared with 2016 was primarily attributable to having River Valley's operations included for the entire year in 2017 compared with ten months of 2016 combined with an increased number of full-time equivalent employees and higher levels of employee benefit costs including health insurance costs. Salaries and benefits increased $8,919,000, or 25%, in 2016 compared with 2015. Included in the increase in 2016 was $1,934,000 of merger costs related to the settlement of various employment and benefit arrangements. The remainder of the increase was largely related to a higher number of full-time equivalent employees stemming from the acquisition of River Valley.

Occupancy, furniture and equipment expense increased $672,000, or 8%, in 2017 compared with 2016. This increase was largely related to capital investments into the Company's branch network and to the operation of River Valley's 15 branch network during all of 2017. Occupancy, furniture and equipment expense increased $1,746,000, or 26%, in 2016 compared with 2015. This increase was related to the operation of River Valley's 15 branch network during 2016.

Data processing fees declined $1,410,000, or 25%, in 2017 compared with 2016. The decline during 2017 compared with 2016 was primarily due to expenses totaling $1,288,000 related to the consolidation of various data processing and information systems that were incurred for the River Valley acquisition during 2016. Data processing fees increased $2,145,000, or 61%, in 2016 compared with 2015 driven largely by the aforementioned $1,288,000 of merger costs and the on-going operation of River Valley.

Professional fees declined $855,000, or 23%, in 2017 compared with 2016. Professional fees increased $1,011,000, or 38%, in 2016 compared with 2015. The decline during 2017 compared with 2016 and the increase in 2016 compared with 2015 were attributable to expenses totaling $770,000 associated with the acquisition of River Valley.

Advertising and promotion increased $886,000, or 33%, in 2017 compared with 2016. The primary driver of the increase in advertising and promotion was a contribution expense of $773,000 related to the donation of a former branch facility to a municipality in one of the Company's market areas. Advertising and promotion declined $1,012,000, or 28%, during 2016 compared with 2015. The decline in advertising and promotion during 2016 compared with 2015 was related to the recognition of a $1,750,000 contribution expense during 2015 in connection with the donation of a building and accompanying real estate to an economic development foundation in one of the Company's market areas.

Other operating expenses declined $441,000, or 4%, during 2017 compared with 2016. Other operating expenses increased $2,173,000, or 28%, in 2016 compared with 2015. Included in the increase in 2016 was $284,000 of merger related costs. The inclusion of River Valley's operations was the primary driver of the remainder of the increase in 2016 compared with 2015.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 22.1%, 28.4%, and 27.9%, respectively, in 2017, 2016, and

2015. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

In addition to the aforementioned items, the 2017 income tax provision was positively impacted by the revaluation of the Company's deferred tax assets and deferred tax liabilities related to the Tax Act. The revaluation resulted in a net tax benefit of $2,284,000 during the fourth quarter of 2017 and was based on reasonable estimates by the Company of certain income tax effects of the Tax Act. These effects may be subject to adjustment as the Company completes its evaluation during 2018.

See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2017, shareholders’ equity increased by $34.3 million to $364.6 million compared with $330.3 million at year-end 2016. The increase in shareholders' equity was primarily attributable to an increase of $29.3 million in retained earnings. Shareholders’ equity represented 11.6% of total assets at December 31, 2017 and 11.2% of total assets at December 31, 2016. Shareholders’ equity included $56.2 million of goodwill and other intangible assets at December 31, 2017 compared to $56.9 million of goodwill and other intangible assets at December 31, 2016.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For December 31, 2017, the capital conservation buffer was 1.25%. At December 31, 2017, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	12/31/2017 Ratio	12/31/2016 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	13.62%	13.30%	8.00%	N/A
Bank	12.29	12.48	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.99%	12.66%	6.00%	N/A
Bank	11.66	11.84	6.00	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.55%	12.19%	4.50%	N/A
Bank	11.66	11.84	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.71%	10.09%	4.00%	N/A
Bank	9.63	9.46	4.00	5.00%
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

USES OF FUNDS

LOANS

December 31, 2017 loans outstanding increased $151.6 million, or 8%, from year-end 2016. The increase in loans during 2017 was from virtually all categories with the exception of residential mortgage loans which experienced a modest decline. This growth came from across the Company's entire Southern Indiana market area. Commercial and industrial loans increased $29.3 million, or 6%, commercial real estate loans increased $70.6 million, or 8%, agricultural loans increased $30.1 million, or 10%, consumer loans increased $26.2 million, or 14%, and residential mortgage loans decreased $4.6 million, or 2%.

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

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2017. The portfolio is most heavily concentrated in commercial real estate loans at 43% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate, including multi-family housing, was limited to 31% of the total loan portfolio at year-end 2017. The Company’s commercial lending is extended to various industries, including multi-family housing and hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company also continues to have only limited exposure in construction and development lending with this segment representing approximately 6% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial and Industrial Loans and Leases	$486,668	$457,372	$418,154	$380,079	$350,955
Commercial Real Estate Loans	926,729	856,094	618,788	583,086	582,066
Agricultural Loans	333,227	303,128	246,886	216,774	192,880
Home Equity and Consumer Loans	219,662	193,520	147,931	134,847	130,628
Residential Mortgage Loans	178,733	183,290	136,316	137,204	128,683
Total Loans	2,145,019	1,993,404	1,568,075	1,451,990	1,385,212
Less: Unearned Income	(3,381)	(3,449)	(3,728)	(4,008)	(2,830)
Subtotal	2,141,638	1,989,955	1,564,347	1,447,982	1,382,382
Less: Allowance for Loan Losses	(15,694)	(14,808)	(14,438)	(14,929)	(14,584)
Loans, Net	$2,125,944	$1,975,147	$1,549,909	$1,433,053	$1,367,798

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	23%	23%	27%	26%	25%
Commercial Real Estate Loans	43%	43%	39%	40%	42%
Agricultural Loans	16%	15%	16%	15%	14%
Home Equity and Consumer Loans	10%	10%	9%	9%	10%
Residential Mortgage Loans	8%	9%	9%	10%	9%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Southern Indiana. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2017, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$584,191	$816,359	$346,074	$1,746,624

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$192,843	$969,590

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2017	%	2016	%	2015	%

Federal Funds Sold and Other Short-term Investments	$12,126	2%	$16,349	2%	$15,947	2%
U.S. Treasury and Agency Securities	—	—	—	—	10,000	2
Obligations of State and Political Subdivisions	267,437	35	247,350	34	195,360	30
MBS/CMO - Residential	476,205	63	471,852	64	426,087	66
Equity Securities	353	n/m (1)	353	n/m (1)	353	n/m (1)
Total Securities Portfolio	$756,121	100%	$735,904	100%	$647,747	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $20.2 million, or 3%, at year-end 2017 compared with year-end 2016 and increased $88.2 million, or 14%, at year-end 2016 compared with year-end 2015. The increase during 2016 was largely attributable to the River Valley acquisition. The largest component in the investment portfolio continues to be in mortgage related securities, which totaled $476.2 million and represents 63% of the total securities portfolio at December 31, 2017. The Company’s level of obligations of state and political subdivisions increased to $267.4 million or 35% of the portfolio at December 31, 2017.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Held-to-Maturity	2017	2016	2015
Obligations of State and Political Subdivisions	$—	$—	$95

Securities Available-for-Sale
U.S. Treasury and Agency Securities	$—	$—	$9,898
Obligations of State and Political Subdivisions	273,309	247,519	203,628
MBS/CMO - Residential	467,332	461,914	423,961
Equity Securities	353	353	353
Subtotal of Securities Available-for-Sale	740,994	709,786	637,840
Total Securities	$740,994	$709,786	$637,935

The Company’s $741.0 million available-for-sale portion of the investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2017 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2017
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of State and Political Subdivisions	$2,706	4.98%	$23,789	5.07%	$78,661	4.91%	$162,281	4.75%
MBS/CMO - Residential	5	4.63%	—	—%	20,133	1.95%	456,067	2.28%

Total Securities	$2,711	4.98%	$23,789	5.07%	$98,794	4.31%	$618,348	2.93%

A tax-equivalent adjustment using a tax rate of 35 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2017. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”) and junior subordinated debentures, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Borrowings	$138,067	$40,210	$56,626	$5,000	$36,231
Time Deposits	387,885	221,568	113,681	52,457	179
Capital Lease Obligations	7,105	519	1,038	1,038	4,510
Operating Lease Commitments	7,220	1,050	1,799	1,391	2,980
Total Contractual Obligations	$540,277	$263,347	$173,144	$59,886	$43,900

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2017	2016	2015	2017	2016
Demand Deposits
Non-interest-bearing	$572,356	$513,199	$430,312	12%	19%
Interest-bearing	836,262	755,775	574,021	11	32
Savings Deposits	233,056	215,032	165,302	8	30
Money Market Accounts	373,156	351,786	305,756	6	15
Other Time Deposits	204,371	219,408	193,263	(7)	14
Total Core Deposits	2,219,201	2,055,200	1,668,654	8	23
Certificates of Deposits of $100,000 or more and Brokered Deposits	175,945	194,692	157,259	(10)	24
FHLB Advances and Other Borrowings	233,315	242,483	178,767	(4)	36
Total Funding Sources	$2,628,461	$2,492,375	$2,004,680	5	24

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 Thru 6 Months	6 Thru 12 Months	Over 12 Months	Total
December 31, 2017	$57,700	$43,120	$30,894	$57,525	$189,239

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $164.0 million, or 8%, during 2017 following a $386.5 million, or 23%, increase during 2016. During 2017, average demand deposits (non-interest bearing and interest bearing) increased $139.6 million, average savings deposits increased $18.0 million, and average money market demand deposits increased $21.4 million while average time deposits under $100,000 declined $15.0 million. During 2016, the most significant contributor to the increase level of core deposits was the acquisition of River Valley, which occurred on March 1, 2016.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 84% of average total funding sources during 2017 compared with 82% during 2016 and 83% during 2015.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 10% during 2017 following 24% growth during 2016. Average demand, savings, and money market deposits totaled $2.015 billion or 91% of core deposits (77% of total funding sources) in 2017 compared with $1.836 billion or 89% of core deposits (74% of total funding sources) in 2016 and $1.475 billion or 88% of core deposits (74% of total funding sources) in 2015.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits declined by 7% during 2017 following an increase of 14% during 2016. Other time deposits comprised 9% of core deposits in 2017, 11% in 2016 and 12% in 2015.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds declined $9.2 million, or 4%, during 2017 following an increase of $63.7 million, or 36%, during 2016. Borrowings comprised approximately 9% of average total funding sources during 2017 compared with 10% in 2016 and 9% in 2015.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits decreased $18.7 million, or 10%, during 2017 following an increase of $37.4 million, or 24% during 2016. Large certificates and brokered deposits comprised approximately 7% of average total funding sources in 2017 compared with 8% in 2016 and 8% in 2015. This type of funding is used as both long-term and short-term funding sources.

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
PARENT COMPANY FUNDING SOURCES

The parent company is a corporation separate and distinct from its bank and other subsidiaries. For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 17 (Parent Company Financial Statements) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

The junior subordinated debentures were issued to certain statutory trusts established by American Community and River Valley (in support of related issuances of trust preferred securities issued by those trusts) and mature in installments of principal payable in 2035 and 2033, respectively, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2017 approximately $11.1 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

See Note 17 (Parent Company Financial Statements) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report for further information regarding the parent company borrowed funds and other indebtedness.

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

Allowance for Loan Losses (dollars in thousands)	Years Ended December 31,
	2017	2016	2015	2014	2013

Balance of Allowance for Possible Losses at Beginning of Period	$14,808	$14,438	$14,929	$14,584	$15,520

Loans Charged-off:
Commercial and Industrial Loans and Leases	151	66	36	199	503
Commercial Real Estate Loans	220	54	350	329	538
Agricultural Loans	49	22	—	—	—
Home Equity and Consumer Loans	765	612	345	370	607
Residential Mortgage Loans	93	346	233	117	24
Total Loans Charged-off	1,278	1,100	964	1,015	1,672

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	14	32	102	111	128
Commercial Real Estate Loans	48	10	107	863	102
Agricultural Loans	9	1	—	—	—
Home Equity and Consumer Loans	280	211	246	215	148
Residential Mortgage Loans	63	16	18	21	8
Total Recoveries	414	270	473	1,210	386

Net Loans Recovered (Charged-off)	(864)	(830)	(491)	195	(1,286)
Additions to Allowance Charged to Expense	1,750	1,200	—	150	350
Balance at End of Period	$15,694	$14,808	$14,438	$14,929	$14,584

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.04%	0.04%	0.03%	(0.01)%	0.10%
Provision for Loan Losses to Average Loans Outstanding	0.09%	0.06%	0.00%	0.01%	0.03%
Allowance for Loan Losses to Total Loans at Year-end	0.73%	0.74%	0.92%	1.03%	1.05%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Commercial and Industrial Loans and Leases	$4,735	$3,725	$4,242	$4,627	$3,983
Commercial Real Estate Loans	4,591	5,452	6,342	7,273	8,335
Agricultural Loans	4,894	4,094	2,115	1,123	946
Home Equity and Consumer Loans	628	518	613	600	427
Residential Mortgage Loans	343	329	414	622	281
Unallocated	503	690	712	684	612

Total Allowance for Loan Losses	$15,694	$14,808	$14,438	$14,929	$14,584

The Company’s allowance for loan losses totaled $15.7 million at December 31, 2017 representing an increase of $886,000, or 6%, compared with year-end 2016. During 2017, the allowance for commercial and industrial loans increased primarily as a result of specific allocations on two commercial borrowing relationships that were moved to impaired and non-performing status during 2017. The allowance for loan losses was increased for agricultural loans primarily due to an increased level of criticized and classified agricultural loans during 2017 when compared to year-end 2016.

The Company’s allowance for loan losses totaled $14.8 million at December 31, 2016 representing an increase of $370,000, or 3%, compared with year-end 2015. During 2016, the overall allowance for loan and lease losses was increased in the agricultural sector as a result of qualitative considerations for current economic conditions and trends which included a decline in the aggregate debt service coverage ratios for agricultural borrowers and a decline in per acre values of crop production real estate. The allowance for commercial real estate loans declined during 2016 primarily as a result of the repayment of a single non-accrual commercial real estate credit during 2016.

The allowance for loan losses represented 0.73% of period-end loans at December 31, 2017 compared with 0.74% of period-end loans at December 31, 2016 and 0.92% at December 31, 2015. The decline in the allowance for loan loss as a percent of total loans during 2016 was the result of the acquisition of River Valley. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $7.6 million as of December 31, 2017, $10.0 million at December 31, 2016 and $3.0 million at December 31, 2015.

The Company realized net charge-offs of $864,000, or 0.04% of average loans outstanding during 2017 compared with net charge-offs of $830,000, or 0.04% of average loans outstanding during 2016 and $491,000, or 0.03% of average loans during 2015.

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

Non-performing Assets	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013

Non-accrual Loans	$11,091	$3,793	$3,143	$5,970	$8,378
Past Due Loans (90 days or more)	719	2	143	140	8
Total Non-performing Loans	11,810	3,795	3,286	6,110	8,386
Other Real Estate	54	242	169	356	1,029
Total Non-performing Assets	$11,864	$4,037	$3,455	$6,466	$9,415

Restructured Loans	$149	$28	$2,203	$2,726	$2,418
Non-performing Loans to Total Loans	0.55%	0.19%	0.21%	0.42%	0.61%
Allowance for Loan Losses to Non-performing Loans	132.89%	390.20%	439.38%	244.34%	173.91%

Non-performing assets totaled $11.9 million, or 0.38% of total assets at December 31, 2017 compared to $4.0 million, or 0.14% of total assets at December 31, 2016 compared to $3.5 million, or 0.15% of total assets at December 31, 2015.  Non-performing loans totaled $11.8 million, or 0.55% of total loans at December 31, 2017 compared with $3.8 million, or 0.19% of total loans at December 31, 2016 and $3.3 million, or 0.21% of total loans at December 31, 2015.  The increase in non-performing assets during the year-ended December 31, 2017 was primarily related to two commercial lending relationships that were moved into impaired and non-performing status during 2017. The increase in non-performing assets and non-performing loans during the 2016 was primarily attributable to the merger transaction with River Valley which included $2.5 million of non-accrual loans at December 31, 2016.

The following tables present an analysis of the Company's non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013

Commercial and Industrial Loans and Leases	$4,753	$86	$134	$161	$31
Commercial Real Estate Loans	4,618	1,408	2,047	3,460	6,658
Agricultural Loans	748	792	—	—	—
Home Equity Loans	199	73	204	268	114
Consumer Loans	286	85	90	196	236
Residential Mortgage Loans	487	1,349	668	1,885	1,339
Total	$11,091	$3,793	$3,143	$5,970	$8,378

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013

Commercial and Industrial Loans and Leases	$—	$2	$96	$68	$—
Commercial Real Estate Loans	471	—	47	—	8
Agricultural Loans	248	—	—	72	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$719	$2	$143	$140	$8

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2017 or 2016. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment, including purchase credit impaired loans, totaled $12.6 million and $2.5 million at December 31, 2017 and 2016, respectively. For additional detail on impaired loans, see Note 4 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2017 was $27,000. The gross interest income that would have been recognized in 2017 on non-performing loans if the loans had been current in accordance with their original terms was $415,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements other than stand-by letters of credit as disclosed in Note 14 (Commitments and Off-balance Sheet Items) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

Interest Rate Sensitivity as of December 31, 2017 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$103,816	(2.26)%
+1%	105,056	(1.10)
Base	106,221	—
-1%	100,808	(5.10)
-2%	94,739	(10.81)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2017 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity. As an example, a gradual change in rates compared with a sudden and significant change in interest rates can impact rate movement of the Company’s variable rate commercial and agricultural loan portfolio due to the Company’s extensive utilization of interest rate floors in its commercial and agricultural portfolio.

The Company’s loan portfolio as of December 31, 2017 totaled approximately $2.1 billion of which approximately $1.7 billion were commercial and industrial, commercial real estate, and agricultural loans and leases. Within the commercial and agricultural portfolio, approximately 17% were fixed rate and 83% were variable rate loans. Of the total commercial and agricultural variable rate loans, approximately 15% were currently at their interest rate floors, which were, on a weighted average basis, approximately 103 basis points above their fully indexed rate based on current market interest rates.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2017 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$414,890	(8.61)%	14.11%	(57) b.p.
+1%	436,762	(3.79)	14.48	(20) b.p.
Base	453,983	—	14.68	—
-1%	433,291	(4.56)	13.74	(94) b.p.
-2%	381,910	(15.88)	11.93	(275) b.p.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of
German American Bancorp, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Report of Independent Registered Public Accounting Firm

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Crowe Horwath LLP

We have served as the Company's auditor since 1977.

Indianapolis, Indiana
March 1, 2018

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2017	2016
ASSETS
Cash and Due from Banks	$58,233	$48,467
Federal Funds Sold and Other Short-term Investments	12,126	16,349
Cash and Cash Equivalents	70,359	64,816

Securities Available-for-Sale, at Fair Value	740,994	709,786

Loans Held-for-Sale, at Fair Value	6,719	15,273

Loans	2,145,019	1,993,404
Less: Unearned Income	(3,381)	(3,449)
Allowance for Loan Losses	(15,694)	(14,808)
Loans, Net	2,125,944	1,975,147

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	54,246	48,230
Other Real Estate	54	242
Goodwill	54,058	54,058
Intangible Assets	2,102	2,835
Company Owned Life Insurance	46,385	46,642
Accrued Interest Receivable and Other Assets	30,451	25,917

TOTAL ASSETS	$3,144,360	$2,955,994

LIABILITIES
Non-interest-bearing Demand Deposits	$606,134	$571,989
Interest-bearing Demand, Savings, and Money Market Accounts	1,490,033	1,399,381
Time Deposits	387,885	378,181

Total Deposits	2,484,052	2,349,551

FHLB Advances and Other Borrowings	275,216	258,114
Accrued Interest Payable and Other Liabilities	20,521	18,062

TOTAL LIABILITIES	2,779,789	2,625,727

Commitments and Contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized (1)	22,934	15,261
Additional Paid-in Capital	165,288	171,744
Retained Earnings	178,969	149,666
Accumulated Other Comprehensive (Loss) Income	(2,620)	(6,404)

TOTAL SHAREHOLDERS’ EQUITY	364,571	330,267

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,144,360	$2,955,994

End of period shares issued and outstanding (1)	22,934,403	22,904,157

(1) Share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2017	2016	2015
INTEREST INCOME

Interest and Fees on Loans	$91,745	$86,202	$66,740
Interest on Federal Funds Sold and Other Short-term Investments	134	74	13
Interest and Dividends on Securities:
Taxable	10,898	9,638	9,017
Non-taxable	8,253	7,451	5,850

TOTAL INTEREST INCOME	111,030	103,365	81,620

INTEREST EXPENSE

Interest on Deposits	7,094	5,187	3,976
Interest on FHLB Advances and Other Borrowings	4,027	3,274	2,092

TOTAL INTEREST EXPENSE	11,121	8,461	6,068

NET INTEREST INCOME	99,909	94,904	75,552

Provision for Loan Losses	1,750	1,200	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	98,159	93,704	75,552

NON-INTEREST INCOME

Trust and Investment Product Fees	5,272	4,644	3,957
Service Charges on Deposit Accounts	6,178	5,973	4,826
Insurance Revenues	7,979	7,741	7,489
Company Owned Life Insurance	1,341	987	846
Debit Interchange Fee Income	4,567	3,627	3,110
Other Operating Income	2,641	3,703	3,532
Net Gains on Sales of Loans	3,280	3,359	2,959
Net Gains on Securities	596	1,979	725

TOTAL NON-INTEREST INCOME	31,854	32,013	27,444

NON-INTEREST EXPENSE

Salaries and Employee Benefits	46,642	43,961	35,042
Occupancy Expense	6,609	6,297	4,939
Furniture and Equipment Expense	2,621	2,261	1,873
FDIC Premiums	954	1,151	1,144
Data Processing Fees	4,276	5,686	3,541
Professional Fees	2,817	3,672	2,661
Advertising and Promotion	3,543	2,657	3,669
Intangible Amortization	942	1,062	790
Other Operating Expenses	9,399	9,840	7,667

TOTAL NON-INTEREST EXPENSE	77,803	76,587	61,326

Income before Income Taxes	52,210	49,130	41,670
Income Tax Expense	11,534	13,946	11,606

NET INCOME	$40,676	$35,184	$30,064

Basic Earnings per Share (1)	$1.77	$1.57	$1.51
Diluted Earnings per Share (1)	$1.77	$1.57	$1.51
Dividends per Share (1)	$0.52	$0.48	$0.45

(1) Per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to the consolidated financial statements

Consolidated Statements of Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2017	2016	2015

NET INCOME	$40,676	$35,184	$30,064

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	7,364	(13,830)	2,153
Reclassification Adjustment for Gains Included in Net Income	(596)	(1,979)	(725)
Tax Effect	(2,377)	5,607	(496)
Net of Tax	4,391	(10,202)	932
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	(226)	(24)	(22)
Reclassification Adjustment for Amortization of Prior Service Cost and Net Loss Included in Net Periodic Pension Cost	8	6	5
Tax Effect	80	4	7
Net of Tax	(138)	(14)	(10)

Total Other Comprehensive Income (Loss)	4,253	(10,216)	922

COMPREHENSIVE INCOME	$44,929	$24,968	$30,986

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2015	13,215,800	$13,216	$108,660	$104,058	$2,890	$228,824

Net Income				30,064		30,064
Other Comprehensive Income (Loss)					922	922
Cash Dividends ($.45 per share) (1)				(9,010)		(9,010)
Issuance of Common Stock for:
Exercise of Stock Options	12,985	13	36			49
Restricted Share Grants	34,826	35	928			963
Employee Stock Purchase Plan	15,213	15	432			447
Income Tax Benefit From Restricted Share Vesting			89			89

Balances, December 31, 2015	13,278,824	13,279	110,145	125,112	3,812	252,348

Net Income				35,184		35,184
Other Comprehensive Income (Loss)					(10,216)	(10,216)
Cash Dividends ($.48 per share) (1)				(10,630)		(10,630)
Issuance of Common Stock for:
Exercise of Stock Options	4,166	4	51			55
Acquisition of River Valley Bancorp	1,942,429	1,942	59,977			61,919
Restricted Share Grants	36,012	36	1,371			1,407
Income Tax Benefit From Restricted Share Vesting			200			200

Balances, December 31, 2016	15,261,431	15,261	171,744	149,666	(6,404)	330,267

Net Income				40,676		40,676
Other Comprehensive Income (Loss)					4,253	4,253
Reclass Upon Adoption of ASU 2018-02 (See Note 1 - Summary of Significant Accounting Policies)				469	(469)	—
Cash Dividends ($.52 per share) (1)				(11,842)		(11,842)
Issuance of Common Stock for:
3-for-2 Stock Split	7,642,726	7,643	(7,672)			(29)
Restricted Share Grants	30,246	30	1,216			1,246
Income Tax Benefit From Restricted Share Vesting			—			—

Balances, December 31, 2017	22,934,403	$22,934	$165,288	$178,969	$(2,620)	$364,571

(1) Per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016	2015
Net Income	$40,676	$35,184	$30,064
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	3,543	3,675	2,548
Depreciation and Amortization	4,687	4,315	4,264
Loans Originated for Sale	(122,518)	(138,192)	(137,687)
Proceeds from Sales of Loans Held-for-Sale	134,316	137,307	136,088
Provision for Loan Losses	1,750	1,200	—
Gain on Sale of Loans, net	(3,280)	(3,359)	(2,959)
Gain on Securities, net	(596)	(1,979)	(725)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(17)	(55)	63
Loss on Disposition and Donation of Premises and Equipment	870	5	389
Post Retirement Medical Benefit	(34)	7	15
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,370)	(1,068)	(689)
Equity Based Compensation	1,246	1,407	963
Excess Tax Benefit from Restricted Share Grant	240	200	89
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(4,528)	5,813	172
Interest Payable and Other Liabilities	(110)	(2,547)	(1,328)
Net Cash from Operating Activities	54,875	41,913	31,267

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Other Short-term Investments	—	(1,000)	—
Proceeds from Maturity of Other Short-term Investments	—	1,992	100
Proceeds from Maturities, Calls, Redemptions of Securities Available-for-Sale	79,955	103,301	90,702
Proceeds from Sales of Securities Available-for-Sale	49,459	165,102	18,999
Purchase of Securities Available-for-Sale	(156,802)	(225,456)	(116,942)
Proceeds from Maturities of Securities Held-to-Maturity	—	95	89
Purchase of Federal Home Loan Bank Stock	—	(1,350)	(2,395)
Proceeds from Redemption of Federal Home Loan Bank Stock	—	—	864
Purchase of Loans	(5,547)	(5,383)	(9,895)
Proceeds from Sales of Loans	1,106	2,029	—
Loans Made to Customers, net of Payments Received	(149,336)	(106,198)	(108,007)
Proceeds from Sales of Other Real Estate	1,435	1,429	1,170
Property and Equipment Expenditures	(11,183)	(5,234)	(1,614)
Proceeds from Sales of Property and Equipment	6	—	—
Proceeds from Life Insurance	1,627	—	—
Acquisition of River Valley Bancorp	—	(1,016)	—
Net Cash from Investing Activities	(189,280)	(71,689)	(126,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	134,737	118,231	46,630
Change in Short-term Borrowings	(4,054)	(40,163)	36,244
Advances in Long-term Debt	75,000	—	75,000
Repayments of Long-term Debt	(53,864)	(24,910)	(44,135)
Issuance (Retirement) of Common Stock	(29)	55	49
Employee Stock Purchase Plan	—	—	447
Dividends Paid	(11,842)	(10,630)	(9,010)
Net Cash from Financing Activities	139,948	42,583	105,225

Net Change in Cash and Cash Equivalents	5,543	12,807	9,563
Cash and Cash Equivalents at Beginning of Year	64,816	52,009	42,446
Cash and Cash Equivalents at End of Year	$70,359	$64,816	$52,009

Cash Paid During the Year for
Interest	$10,852	$8,348	$6,146
Income Taxes	12,462	9,254	9,083

Supplemental Non Cash Disclosures (See Note 18 for Business Combinations)
Loans Transferred to Other Real Estate	$1,230	$565	$1,046
Reclassification of Land to Other Assets	330	664	—

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

Certain Purchased Loans
The Company purchases individual loans and groups of loans. Purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid (or allocated fair value in a purchase business combination), such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. Such purchased loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts when available or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Through the acquisition of River Valley Bancorp in 2016, German American acquired a portfolio of servicing rights on mortgage loans. The fair value of mortgage servicing rights were $547 and $611 at December 31, 2017 and 2016, respectively.

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

Restrictions on Cash
At December 31, 2017 and 2016, respectively, the Company was required to have $10,967 and $11,659 on deposit with the Federal Reserve, or as cash on hand.

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

Earnings Per Share
Earnings per share are based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock based compensation plans. Earnings per share are retroactively restated for stock splits and stock dividends.

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") amended existing guidance (ASU 2014-09 Revenue From Contracts With Customers (Topic 606)) related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

The amendments allow for one of two transition methods: full retrospective or modified retrospective. The full retrospective approach requires application to all periods presented. The modified retrospective transition requires application to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect is recognized at the date of initial application on uncompleted contracts. The Company adopted the new guidance effective January 1, 2018 and intends to utilize the modified retrospective method.

The Company established a task force for evaluating the impact of ASU 2014-09 on the Company's consolidated results. The new standard did not result in a material change in the manner in which it recognizes revenue because the majority of the Company's financial instruments are not within the scope of Topic 606. Revenue streams within Other Noninterest Income that the Company evaluated primarily included Service Charges on Deposit Accounts, Trust and Investment Product Fees, and Insurance Revenues.

This pronouncement will not have a material impact on the Company's consolidated results of operations and financial condition as the Company's core revenue does not fall under this guidance. Even though this pronouncement will not have a material impact on the Company's consolidated results, the Company will have additional disclosures in its Form 10-Q for the first quarter of 2018 as required by this guidance.

In January 2016, the FASB amended existing guidance (ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates that requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company notes that the impact of adoption is to carry the equity security at fair value through the income statement or at cost, less impairment when fair value is not readily determinable, with observable price changes being recognized in earnings. The Company doesn't expect the impact to have a material effect on the Company's operating results or financial condition; however, it will impact the fair value disclosures included in Note 15 - Fair Value. For additional information on this equity security, see Note 2 - Securities.

In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Based on our leases outstanding as of December 31, 2017, the Company does not expect this new guidance to have a material impact on the consolidated results of operation. However as a result of this new guidance, the Company anticipates an estimated increase in its Consolidated Balance Sheet of approximately $6,000. This impact will vary based on the Company's future decisions to enter into new lease agreements or exit/renew current lease agreements prior to the date of implementation.

In June 2016, the FASB issued guidance (ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. This standard will be effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.

Transition:

•	For debt securities with other-than-temporary impairment (OTTI), the guidance will be applied prospectively.

•
Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance.

•
For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but can not estimate the amount at this time.

In August 2016, the FASB issued ASU (ASU No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments) to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows including the following:

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
These amendments are effective for public business entities beginning January 1, 2018. This guidance currently has no material impact on the Company's Consolidated Statements of Cash Flows; however, the Company will continue to monitor it going forward.

In March 2017, the FASB amended existing guidance (ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)) to amend the amortization period for certain purchased callable debt securities held at a premium. The amortization period has been shortened to the earliest call date. Under current generally accepted accounting principles, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. These amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company early adopted this guidance in 2017 and it did not have a material impact on the Company's operating results or financial condition.

In January 2018, the FASB issued new guidance (ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

Act and will improve the usefulness of information reported to financial statement users. This amendment is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted this guidance in 2017 and it did not have a material impact on the Company's operating results or financial condition.

NOTE 2 - Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2017
Obligations of State and Political Subdivisions	$267,437	$6,733	$(861)	$273,309
MBS/CMO – Residential	476,205	416	(9,289)	467,332
Equity Securities	353	—	—	353
Total	$743,995	$7,149	$(10,150)	$740,994

2016
Obligations of State and Political Subdivisions	$247,350	$3,847	$(3,678)	$247,519
MBS/CMO - Residential	471,852	480	(10,418)	461,914
Equity Securities	353	—	—	353
Total	$719,555	$4,327	$(14,096)	$709,786

Equity securities that do not have readily determinable fair values are included in the above totals and are evaluated for impairment on a periodic basis. All mortgage-backed securities in the above table are residential mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of Securities at December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed and Equity Securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$2,706	$2,739
Due after one year through five years	23,789	24,531
Due after five years through ten years	78,661	81,215
Due after ten years	162,281	164,824
MBS/CMO - Residential	476,205	467,332
Equity Securities	353	353
Total	$743,995	$740,994

	2017	2016	2015
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$49,459	$165,102	$18,999
Gross Gains on Sales	596	1,979	725

Income Taxes on Gross Gains	209	693	254

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $165,404 and $186,572 as of December 31, 2017 and 2016, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

Below is a summary of securities with unrealized losses as of year-end 2017 and 2016, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
At December 31, 2017
Obligations of State and Political Subdivisions	$33,230	$(237)	$24,161	$(624)	$57,391	$(861)
MBS/CMO - Residential	172,354	(2,048)	250,520	(7,241)	422,874	(9,289)
Equity Securities	—	—	—	—	—	—
Total	$205,584	$(2,285)	$274,681	$(7,865)	$480,265	$(10,150)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
At December 31, 2016
Obligations of State and Political Subdivisions	$108,918	$(3,678)	$—	$—	$108,918	$(3,678)
MBS/CMO - Residential	356,040	(8,782)	47,271	(1,636)	403,311	(10,418)
Equity Securities	—	—	—	—	—	—
Total	$464,958	$(12,460)	$47,271	$(1,636)	$512,229	$(14,096)

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

The Company’s equity securities consist of one non-controlling investment in a single banking organization at December 31, 2017 and 2016. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.

NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $87.8 million and $67.9 million at December 31, 2017 and 2016, respectively. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$87,788	$1,564	$67,902	$1,291
Included in Other Liabilities:
Interest Rate Swaps	$87,788	$1,633	$67,902	$1,238

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Interest Rate Swaps:
Included in Other Income	$478	$1,207	$491

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2017	2016
Commercial:
Commercial and Industrial Loans and Leases	$486,668	$457,372
Commercial Real Estate Loans	926,729	856,094
Agricultural Loans	333,227	303,128
Retail:
Home Equity Loans	152,187	133,575
Consumer Loans	67,475	59,945
Residential Mortgage Loans	178,733	183,290
Subtotal	2,145,019	1,993,404
Less: Unearned Income	(3,381)	(3,449)
Allowance for Loan Losses	(15,694)	(14,808)
Loans, net	$2,125,944	$1,975,147

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2017, 2016, and 2015:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2017
Beginning Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808
Provision for Loan Losses	1,147	(689)	840	78	517	44	(187)	1,750
Recoveries	14	48	9	8	272	63	—	414
Loans Charged-off	(151)	(220)	(49)	(39)	(726)	(93)	—	(1,278)
Ending Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2016
Beginning Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438
Provision for Loan Losses	(483)	(846)	2,000	33	273	245	(22)	1,200
Recoveries	32	10	1	3	208	16	—	270
Loans Charged-off	(66)	(54)	(22)	(136)	(476)	(346)	—	(1,100)
Ending Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2015
Beginning Balance	$4,627	$7,273	$1,123	$246	$354	$622	$684	$14,929
Provision for Loan Losses	(451)	(688)	992	160	(48)	7	28	—
Recoveries	102	107	—	10	236	18	—	473
Loans Charged-off	(36)	(350)	—	(33)	(312)	(233)	—	(964)
Ending Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2017 and 2016:

December 31, 2017	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$2,228	$1,399	$829	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,455	3,333	3,759	4,894	330	298	338	503
Acquired with Deteriorated Credit Quality	11	3	3	—	—	—	5	—
Total Ending Allowance Balance	$15,694	$4,735	$4,591	$4,894	$330	$298	$343	$503

Loans:
Loans Individually Evaluated for Impairment	$11,633	$5,918	$5,552	$163	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,133,752	481,152	917,036	336,849	152,757	67,647	178,311	n/m(2)
Loans Acquired with Deteriorated Credit Quality	9,117	988	6,452	789	—	—	888	n/m(2)
Total Ending Loans Balance (1)	$2,154,502	$488,058	$929,040	$337,801	$152,757	$67,647	$179,199	n/m(2)

(1) Total recorded investment in loans includes $9,483 in accrued interest.
(2)n/m = not meaningful

December 31, 2016	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$255	$24	$231	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,448	3,698	5,172	4,046	283	230	329	690
Acquired with Deteriorated Credit Quality	105	3	49	48	—	5	—	—
Total Ending Allowance Balance	$14,808	$3,725	$5,452	$4,094	$283	$235	$329	$690

Loans:
Loans Individually Evaluated for Impairment	$1,239	$113	$832	$294	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	1,989,128	456,769	849,510	305,946	134,032	60,046	182,825	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,048	1,656	7,688	706	—	53	945	n/m(2)
Total Ending Loans Balance (1)	$2,001,415	$458,538	$858,030	$306,946	$134,032	$60,099	$183,770	n/m(2)

(1) Total recorded investment in loans includes $8,011 in accrued interest.
(2)n/m = not meaningful

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2017 and 2016:

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2017
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,205	$1,166	$—
Commercial Real Estate Loans	1,812	1,495	—
Agricultural Loans	919	749	—
Subtotal	3,936	3,410	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,804	4,763	1,402
Commercial Real Estate Loans	4,489	4,465	832
Agricultural Loans	—	—	—
Subtotal	9,293	9,228	2,234
Total	$13,229	$12,638	$2,234

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,255	$797	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$252	$208	$6

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2016
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$85	$29	$—
Commercial Real Estate Loans	1,278	784	—
Agricultural Loans	356	294	—
Subtotal	1,719	1,107	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	148	107	27
Commercial Real Estate Loans	839	827	280
Agricultural Loans	588	497	48
Subtotal	1,575	1,431	355
Total	$3,294	$2,538	$355

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,018	$531	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$910	$768	$100

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the years ended December 31, 2017, 2016 and 2015:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2017
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$635	$27	$2
Commercial Real Estate Loans	1,184	57	29
Agricultural Loans	690	24	16
Subtotal	2,509	108	47
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,986	4	2
Commercial Real Estate Loans	2,842	17	6
Agricultural Loans	363	—	—
Subtotal	5,191	21	8
Total	$7,700	$129	$55

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$792	$25	$25
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$238	$19	$7

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2016
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$295	$29	$15
Commercial Real Estate Loans	1,688	92	73
Agricultural Loans	461	2	1
Subtotal	2,444	123	89
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	102	1	1
Commercial Real Estate Loans	1,587	6	2
Agricultural Loans	249	—	—
Subtotal	1,938	7	3
Total	$4,382	$130	$92

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$489	$21	$10
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$711	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2015
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$447	$29	$29
Commercial Real Estate Loans	1,282	104	103
Agricultural Loans	9	1	1
Subtotal	1,738	134	133
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,726	89	89
Commercial Real Estate Loans	2,840	5	3
Agricultural Loans	—	—	—
Subtotal	4,566	94	92
Total	$6,304	$228	$225

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$196	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$—	$—	$—

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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2017 and 2016:

			Loans Past Due 90 Days or More
	Non-Accrual		& Still Accruing
	2017	2016	2017	2016
Commercial and Industrial Loans and Leases	$4,753	$86	$—	$2
Commercial Real Estate Loans	4,618	1,408	474	—
Agricultural Loans	748	792	268	—
Home Equity Loans	199	73	—	—
Consumer Loans	286	85	—	—
Residential Mortgage Loans	487	1,349	—	—
Total	$11,091	$3,793	$742	$2
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$866	$1,264	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2017 and 2016:

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2017
Commercial and Industrial Loans and Leases	$488,058	$209	$1,365	$905	$2,479	$485,579
Commercial Real Estate Loans	929,040	1,229	1,650	677	3,556	925,484
Agricultural Loans	337,801	27	—	268	295	337,506
Home Equity Loans	152,757	366	93	199	658	152,099
Consumer Loans	67,647	246	97	286	629	67,018
Residential Mortgage Loans	179,199	2,850	1,247	261	4,358	174,841
Total (1)	$2,154,502	$4,927	$4,452	$2,596	$11,975	$2,142,527
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$9,117	$342	$74	$27	$443	$8,674

(1) Total recorded investment in loans includes $9,483 in accrued interest.

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2016
Commercial and Industrial Loans and Leases	$458,538	$20	$4	$77	$101	$458,437
Commercial Real Estate Loans	858,030	1,509	21	330	1,860	856,170
Agricultural Loans	306,946	84	50	610	744	306,202
Home Equity Loans	134,032	707	16	73	796	133,236
Consumer Loans	60,099	175	147	85	407	59,692
Residential Mortgage Loans	183,770	3,470	1,251	806	5,527	178,243
Total (1)	$2,001,415	$5,965	$1,489	$1,981	$9,435	$1,991,980
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,048	$130	$—	$627	$757	$10,291
Loans Acquired in Current Year (Included in the Total Above)	$262,809	$2,752	$862	$1,126	$4,740	$258,069

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

During the year ended December 31, 2017, there were three loans modified as troubled debt restructurings. During the year ended December 31, 2016, there were no loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of December 31, 2017 and 2016:

	Total	Performing	Non-Accrual(1)
December 31, 2017
Commercial and Industrial Loans and Leases	$258	$125	$133
Commercial Real Estate Loans	24	24	—
Total	$282	$149	$133

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Total	Performing	Non-Accrual(1)
December 31, 2016
Commercial and Industrial Loans and Leases	$28	$28	$—
Commercial Real Estate Loans	—	—	—
Total	$28	$28	$—

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company has not committed to lending any additional amounts as of December 31, 2017 and 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2017:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2017
Commercial and Industrial Loans and Leases	2	$477	$477
Commercial Real Estate Loans	1	28	28
Total	3	$505	$505

The troubled debt restructurings described above increased the allowance for loan losses by $149 and resulted in charge-offs of $0 during the year ending December 31, 2017.

For the years ended December 31, 2016 and 2015, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2017, 2016 and 2015.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial and Industrial Loans and Leases	$462,212	$7,901	$17,945	$—	$488,058
Commercial Real Estate Loans	894,027	18,037	16,976	—	929,040
Agricultural Loans	304,032	27,288	6,481	—	337,801
Total	$1,660,271	$53,226	$41,402	$—	$1,754,899
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$2,604	$1,647	$3,978	$—	$8,229

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial and Industrial Loans and Leases	$437,353	$10,454	$10,731	$—	$458,538
Commercial Real Estate Loans	814,033	26,549	17,448	—	858,030
Agricultural Loans	287,975	14,670	4,301	—	306,946
Total	$1,539,361	$51,673	$32,480	$—	$1,623,514
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$1,897	$3,121	$5,032	$—	$10,050
Loans Acquired in Current Year (Included in the Total Above)	$175,915	$11,638	$8,145	$—	$195,698

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2017 and 2016:

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2017
Performing	$152,558	$67,361	$178,712
Nonperforming	199	286	487
Total	$152,757	$67,647	$179,199
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$888

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2016
Performing	$133,959	$60,014	$182,421
Nonperforming	73	85	1,349
Total	$134,032	$60,099	$183,770
Loans Acquired with Deteriorated Credit Quality (Included in the Total Above)	$—	$53	$945

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following table presents financing receivables purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total
December 31, 2017
Purchases	$800	$4,747	$5,547
Sales	—	1,106	1,106

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total
December 31, 2016
Purchases	$—	$5,383	$5,383
Sales	—	2,029	2,029

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the year ended December 31, 2016 are included in the table below. The value of the purchased loans included in the table are as of acquisition date. There were no such loans purchased during the year ended December 31, 2017.

	2017	2016

Commercial and Industrial Loans	$—	$220
Commercial Real Estate Loans	—	10,612
Agricultural Loans	—	896
Home Equity Loans	—	—
Consumer Loans	—	87
Residential Mortgage Loans	—	2,279
Total	$—	$14,094

Cash Flows Expected to be Collected at Acquisition	$—	$11,051
Fair Value of Acquired Loans at Acquisition	—	8,807

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans at December 31 in the years presented is as follows:

	2017	2016	2015

Commercial and Industrial Loans	$988	$1,656	$1,325
Commercial Real Estate Loans	6,452	7,688	5,363
Agricultural Loans	789	706	—
Consumer Loans	—	53	—
Residential Mortgage Loans	888	945	867
Total	$9,117	$11,048	$7,555

Carrying Amount, Net of Allowance	$9,106	$10,943	$7,555

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2017	2016	2015

Balance at January 1	$2,521	$1,279	$1,685
New Loans Purchased	—	1,395	—
Accretion of Income	(425)	(943)	(483)
Reclassifications from Non-accretable Difference	638	985	104
Charge-off of Accretable Yield	—	(195)	(27)
Balance at December 31	$2,734	$2,521	$1,279

For those purchased loans disclosed above, the Company increased the allowances for loan losses by $11, $107, and $0 during the years ended December 31, 2017, 2016, and 2015. The Company reversed allowances for loan losses of $110, $2, and $54 during the years ended December 31, 2017, 2016, and 2015.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $14 and $202 as of December 31, 2017 and 2016.

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2017. A summary of the activity of these loans follows:

Balance January 1, 2017	Additions	Changes in Persons Included	Deductions		Balance December 31, 2017
			Collected	Charged-off

$14,276	$11,340	$—	$(9,754)	$—	$15,862

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2017	2016

Land	$11,541	$10,255
Buildings and Improvements	60,076	55,676
Furniture and Equipment	28,902	26,830
Total Premises, Furniture and Equipment	100,519	92,761
Less: Accumulated Depreciation	(46,273)	(44,531)
Total	$54,246	$48,230

Depreciation expense was $3,933, $3,774 and $3,310 for 2017, 2016 and 2015, respectively.

The Company leases three of its branch buildings under a capital lease. These lease arrangements require monthly payments through 2033. The Company has included the leases in buildings and improvements as follows:

	2017	2016

Capital Leases	$4,219	$4,219
Less: Accumulated Depreciation	(1,312)	(1,102)
Total	$2,907	$3,117

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Premises, Furniture, and Equipment (continued)

The following is a schedule of future minimum lease payments under the capitalized leases, together with the present value of net minimum lease payments at year end 2017:

2018	$519
2019	519
2020	519
2021	519
2022	519
Thereafter	4,511
Total minimum lease payments	7,106
Less: Amount representing interest	(3,456)
Present Value of Net Minimum Lease Payments	$3,650

NOTE 6 – Deposits

At year end 2017, stated maturities of time deposits were as follows:

2018	$221,568
2019	55,575
2020	58,106
2021	37,081
2022	15,376
Thereafter	179
Total	$387,885

Time deposits of $250 or more and Brokered CDs at December 31, 2017 and 2016 were $119,802 and $92,624, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $0 and $9,083 at December 31, 2017 and 2016, respectively.

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2017	2016
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$126,836	$105,820
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	5,624	5,474
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	5,607	5,501
Capital Lease Obligation	3,650	3,765
Long-term Borrowings	141,717	120,560

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$92,000	$91,500
Federal Funds Purchased	—	3,642
Repurchase Agreements	41,499	42,412
Short-term Borrowings	133,499	137,554

Total Borrowings	$275,216	$258,114

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

	2017	2016
Average Daily Balance During the Year	$40,476	$33,317
Average Interest Rate During the Year	0.47%	0.39%
Maximum Month-end Balance During the Year	$47,934	$45,313
Weighted Average Interest Rate at Year-end	0.50%	0.50%

At December 31, 2017, interest rates on the fixed rate long-term FHLB advances ranged from 1.36% to 7.22% with a weighted average rate of 1.84%. At December 31, 2016 interest rates on the fixed rate long-term FHLB advances ranged from 0.92% to 7.22% with a weighted average rate of 1.67%. At December 31, 2017 and 2016, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

At December 31, 2016, the parent company had a $20 million line of credit with no outstanding balance. The line of credit matured December 27, 2017. Interest on the line of credit is based upon 90-day LIBOR plus 2.875% and includes an unused commitment fee of 0.25%.

At December 31, 2017, scheduled principal payments on long-term FHLB Advances are as follows:

2018	$40,210
2019	31,075
2020	25,551
2021	5,000
2022	—
Thereafter	25,000
Total	$126,836

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc. and River Valley Bancorp. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II and RIVR Statutory Trust I. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I, ACB Trust II and RIVR Statutory Trust I. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $11,060 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2017. $10,809 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2016. As a result of the acquisitions of American Community and River Valley these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2017	Variable Rate	Rate as of December 31, 2017	Rate as of December 31, 2016	Maturity Date
ACB Trust I	5/6/2005	$5,155	$3,553	90 day LIBOR + 2.15%	3.84%	3.15%	May, 2035
ACB Trust II	7/15/2005	3,093	2,071	90 day LIBOR + 1.85%	3.30%	2.77%	July, 2035
RIVR Statutory Trust 1	3/26/2003	7,217	5,607	3-Month LIBOR + 3.15%	4.82%	4.15%	March, 2033

See also Note 5 regarding the capital lease obligation.

Deposits from principal officers, directors, and their affiliates at year-end 2017 and 2016 were $49.9 million and $48.2 million, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi- year schedule and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0% for 2015 to 2.5% on January 1, 2019. The capital conservation buffer for 2017 is 1.25% and for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
At December 31, 2017, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$339,391	13.62%	$199,363	8.00%	N/A	N/A
Bank	305,773	12.29	199,093	8.00	$248,866	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$323,697	12.99%	$149,522	6.00%	N/A	N/A
Bank	290,079	11.66	149,320	6.00	$199,093	8.00%

Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$312,637	12.55%	$112,142	4.50%	N/A	N/A
Bank	290,079	11.66	111,990	4.50	$161,763	6.50%

Tier 1 Core Capital (to Average Assets)
Consolidated	$323,697	10.71%	$120,862	4.00%	N/A	N/A
Bank	290,079	9.63	120,509	4.00	$150,637	5.00%
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

The Company and the bank at year end 2017 and 2016 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2017 the bank had $64,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2017, the Company has reserved 386,754 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

The following table presents information related to stock options under the Company’s equity incentive plan during the years ended 2017, 2016 and 2015:

	2017	2016	2015

Intrinsic Value of Options Exercised	$—	$137	$559
Cash Received from Option Exercises	$—	$—	$—
Tax Benefit of Option Exercises	$—	$54	$224
Weighted Average Fair Value of Options Granted	$—	$—	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

During 2017, 2016 and 2015, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2017, 2016 and 2015 because all outstanding options were fully vested prior to 2007.

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

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2017, 2016, and 2015:

	2017	2016	2015

Restricted Stock Expense	$1,246	$1,407	$963
Cash Entitlement Expense	657	570	580
Tax Effect	(746)	(782)	(615)
Net of Tax	$1,157	$1,195	$928

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,983, $1,774, and $1,542 as of December 31, 2017, 2016, and 2015, respectively.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2017
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	53,163	$22.32
Granted	43,386	31.77
Issued and Vested	(49,733)	24.79
Forfeited	(510)	27.22
Outstanding at End of Period	46,306	$28.47

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At December 31, 2017, there were 557,203 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

In 2017, the Company recorded $32 of expense, $19 net of tax, for the employee stock purchase plan. In 2016, the Company recorded $82 of expense, $50 net of tax, for the employee stock purchase plan. In 2015, the Company recorded $22 of expense, $13 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of December 31, 2017, 2016 and 2015 for the Employee Stock Purchase Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2017, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the years ended December 31, 2017, 2016 and 2015.

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $1,328, $1,121, and $999 for 2017, 2016, and 2015, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $150 per covered family as well as an aggregating specific deductible of $255 for the Company. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $4,192, $3,153, and $2,666 for 2017, 2016, and 2015, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $1,896 and $1,882 at December 31, 2017 and 2016. Deferred compensation expense was $187, $297, and $149 for 2017, 2016, and 2015, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company. Accrued benefits payable as a result of the agreements totaled $84 and $136 at December 31, 2017 and 2016, respectively. Expense associated with these agreements totaled $48, $0, and $215 during 2017, 2016, and 2015, respectively. The benefits under the agreements will be paid through 2018.

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

Changes in Accumulated Postretirement Benefit Obligations:	2017	2016
Obligation at the Beginning of Year	$814	$783
Unrecognized Loss (Gain)	226	24

Components of Net Periodic Postretirement Benefit Cost
Service Cost	50	41
Interest Cost	29	29

Net Expected Benefit Payments	(58)	(63)
Obligation at End of Year	$1,061	$814

Components of Postretirement Benefit Expense:	2017	2016	2015
Service Cost	$50	$41	$42
Interest Cost	29	29	26
Amortization of Unrecognized Net (Gain) Loss	8	6	5
Net Postretirement Benefit Expense	87	76	73

Net (Gain) Loss During Period Recognized in Other Comprehensive Income (Loss)	218	18	17

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$305	$94	$90

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2017	2016	2015
Discount Rate	3.35%	3.72%	3.82%

Assumed Health Care Cost Trend Rates at Year-end:	2017	2016
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	5.00%	5.00%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2023	2022

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2017:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$7	$(6)
Effect on Postretirement Benefit Obligation	$66	$(59)

Contributions
The Company expects to contribute $84 to its postretirement medical and life insurance plan in 2018.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Estimated Future Benefits
The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2018	$84
2019	91
2020	86
2021	77
2022	85
2023-2027	547

Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $63 and $54 during 2017 and 2016, respectively. Specific plan asset and accumulated benefit information for the Company's portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 ("ERISA"), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA, but currently there is no intention to withdraw.

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

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $153,186 and $163,183 for the plan years ended June 30, 2016 and 2015, respectively. The Company's contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2017 were not more than 5% of total contributions to the Pentegra DB Plan.

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2017	2016	2015

Current Federal	$10,481	$11,468	$11,407
Current State	473	447	898
Deferred Federal	276	1,611	(920)
Deferred State	304	420	221
Total	$11,534	$13,946	$11,606

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

Income tax expense is reconciled to the 35% statutory rate applied to the pre-tax income for the years presented in the table below:

	2017	2016	2015

Statutory Rate Times Pre-tax Income	$18,274	$17,195	$14,585
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(3,304)	(2,929)	(2,250)
State Income Tax, Net of Federal Tax Effect	505	564	727
General Business Tax Credits	(715)	(621)	(750)
Company Owned Life Insurance	(469)	(346)	(296)
Revaluation of Deferred Tax Assets/Liabilities due to Tax Reform	(2,284)	—	—
Other Differences	(473)	83	(410)
Total Income Taxes	$11,534	$13,946	$11,606

The net deferred tax liability at December 31 consists of the following:

	2017	2016
Deferred Tax Assets:
Allowance for Loan Losses	$3,645	$5,269
Unrealized Loss on Securities	665	3,456
Deferred Compensation and Employee Benefits	702	1,146
Other-than-temporary Impairment	243	377
Accrued Expenses	645	956
Business Combination Fair Value Adjustments	1,041	2,838
Pension and Postretirement Plans	100	67
Non-Accrual Loan Interest Income	152	158
Net Operating Loss Carryforward	—	196
Unused Tax Credits	—	86
Other	302	472
Total Deferred Tax Assets	7,495	15,021
Deferred Tax Liabilities:
Depreciation	(1,309)	(1,612)
Leasing Activities, Net	(7,343)	(9,845)
FHLB Stock Dividends	(196)	(304)
Prepaid Expenses	(368)	(461)
Intangibles	(597)	(1,113)
Deferred Loan Fees	(483)	(691)
Mortgage Servicing Rights	(133)	(231)
General Business Tax Credits	—	(235)
Other	(1,098)	(1,692)
Total Deferred Tax Liabilities	(11,527)	(16,184)
Valuation Allowance	—	—
Net Deferred Tax Liability	$(4,032)	$(1,163)

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Among other things, the Tax Act includes significant changes to the U.S. corporate income tax system, including: reducing the federal corporate rate from 35% to 21%; modifying the rules regarding limitations on certain deductions for executive compensation; introducing a capital investment deduction in certain circumstances; placing certain limitations on the interest deduction; and modifying the rules regarding the usability of net operating losses. Based upon its initial analysis of the Tax Act, the Company revalued its deferred tax assets and deferred tax liabilities at December 31, 2017 and, as a

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

result, recorded a $2,284 [reduction in income tax expense] during the fourth quarter of 2017. This benefit was based on reasonable estimates by the Company of certain income tax effects of the Tax Act.

Under the Internal Revenue Code, through 1996 three acquired banking companies, which are now a part of the Company’s single banking subsidiary, were allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The acquired banks were formerly known as River Valley Financial Bank (acquired in March 2016), Peoples Community Bank (acquired in October 2005) and First American Bank (acquired in January 1999). Subject to certain limitations, these Banks were permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. The Banks generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, the Banks were only allowed a deduction based on actual loss experience.

Retained earnings at December 31, 2017, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2017 was approximately $1,070.

 Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2017, 2016, and 2015, and did not recognize any increase in unrecognized benefits during 2017 relative to any tax positions taken in 2017. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2017, 2016, and 2015. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2013. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2013.

NOTE 11 - Common Stock Split

On March 27, 2017, the Company declared a 3-for-2 stock split on the Company's authorized and outstanding common shares. The stock split was distributed on April 21, 2017, to shareholders of record as of April 6, 2017. All share and per share data in this Annual Report on Form 10-K relating to a date or period that precedes April 21, 2017 have been adjusted to retroactively reflect the stock split.

NOTE 12 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2017	2016	2015
Basic Earnings per Share:(1)
Net Income	$40,676	$35,184	$30,064
Weighted Average Shares Outstanding	22,924,726	22,389,137	19,882,503

Basic Earnings per Share	$1.77	$1.57	$1.51

Diluted Earnings per Share:(1)
Net Income	$40,676	$35,184	$30,064

Weighted Average Shares Outstanding	22,924,726	22,389,137	19,882,503
Stock Options, Net	—	1,979	5,871
Diluted Weighted Average Shares Outstanding	22,924,726	22,391,116	19,888,374

Diluted Earnings per Share	$1.77	$1.57	$1.51

(1) Share and per share data has been adjusted to reflect a 3-for-2 stock split on April 21, 2017.

There were no anti-dilutive shares at December 31, 2017, 2016, and 2015.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Operating Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2017, 2016, and 2015 was $1,213, $1,215, and $753 respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments under operating leases for premises and equipment at year end 2017:

2018	$1,050
2019	956
2020	843
2021	752
2022	638
Thereafter	2,980
Total	$7,219

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$10,997	$260,934	$10,081	$237,087
Commercial Operating Lines	19,267	308,381	24,598	274,619
Residential Mortgages	17,255	655	13,760	765
Total Commitments to Fund Loans	$47,519	$569,970	$48,439	$512,471

Commitments to Sell Loans:
Mandatory	$681	$—	$973	$—
Non-mandatory	$24,628	$188	$30,708	$677

Standby Letters of Credit	$959	$4,736	$1,059	$7,869

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2017, the Company held $6.0 million in Level 3 securities which consist of $5.6 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

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
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$267,660	$5,649	$273,309
MBS/CMO - Residential	—	467,332	—	467,332
Equity Securities	—	—	353	353
Total Securities	$—	$734,992	$6,002	$740,994

Loans Held-for-Sale	$—	$6,719	$—	$6,719

Derivative Assets	$—	$1,564	$—	$1,564

Mortgage Servicing Rights	$—	$547	$—	$547

Derivative Liabilities	$—	$1,633	$—	$1,633

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$240,495	$7,024	$247,519
MBS/CMO - Residential	—	461,914	—	461,914
Equity Securities	—	—	353	353
Total Securities	$—	$702,409	$7,377	$709,786

Loans Held-for-Sale	$—	$15,273	$—	$15,273

Derivative Assets	$—	$1,291	$—	$1,291

Mortgage Servicing Rights	$—	$611	$—	$611

Derivative Liabilities	$—	$1,238	$—	$1,238

There were no transfers between Level 1 and Level 2 for the periods ended December 31, 2017 and 2016.

At December 31, 2017, the aggregate fair value of the Loans Held-for-Sale was $6,719. Aggregate contractual principal balance was $6,576 with a difference of $143. At December 31, 2016, the aggregate fair value of the Loans Held-for-Sale was $15,273. Aggregate contractual principal balance was $14,983 with a difference of $290.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	Obligations of State and Political Subdivisions		Equity Securities
	2017	2016	2017	2016
Balance of Recurring Level 3 Assets at January 1	$7,024	$8,749	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	(60)	(75)	—	—
Maturities / Calls	(1,315)	(1,650)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at December 31	$5,649	$7,024	$353	$353

Of the total gain/loss included in earnings for the years ended December 31, 2017 and 2016, ($60) and($75) was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$3,354	$3,354
Commercial Real Estate Loans	—	—	3,438	3,438

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$60	$60
Commercial Real Estate Loans	—	—	348	348

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,020 with a valuation allowance of $2,228, resulting in an increase to the provision for loan losses of $1,973 for the year ended December 31, 2017. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $663 with a valuation allowance of $255, resulting in an increase to the provision for loan losses of $115 for the year ended December 31, 2016.

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2017 and 2016. No charge to earnings was included in the year ended December 31, 2017. A charge to earnings through Other Operating Income of $75 was included in the year ended December 31, 2016.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017 and 2016:

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$3,354	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 95% (84%)
Impaired Loans - Commercial Real Estate Loans	$3,438	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 76% (47%)

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$60	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 100% (89%)
Impaired Loans - Commercial Real Estate Loans	$348	Sales comparison approach	Adjustment for physical condition of comparable properties sold	33% - 77% (56%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2017 and 2016. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the table. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$70,359	$58,233	$12,126	$—	$70,359
Loans, Net	2,119,152	—	—	2,120,154	2,120,154
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	13,258	—	3,574	9,684	13,258
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,096,167)	(2,096,167)	—	—	(2,096,167)
Time Deposits	(387,885)	—	(388,640)	—	(388,640)
Short-term Borrowings	(133,499)	—	(133,499)	—	(133,499)
Long-term Debt	(141,717)	—	(129,366)	(11,052)	(140,418)
Accrued Interest Payable	(1,058)	—	(1,042)	(16)	(1,058)

		Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$64,816	$48,467	$16,349	$—	$64,816
Loans, Net	1,974,074	—	—	1,980,523	1,980,523
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	11,413	—	3,289	8,124	11,413
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(1,971,370)	(1,971,370)	—	—	(1,971,370)
Time Deposits	(378,181)	—	(378,000)	—	(378,000)
Short-term Borrowings	(137,554)	—	(137,554)	—	(137,554)
Long-term Debt	(120,560)	—	(109,709)	(10,793)	(120,502)
Accrued Interest Payable	(789)	—	(775)	(14)	(789)

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 53 banking offices at December 31, 2017. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2017
Net Interest Income	$100,659	$6	$9	$(765)	$99,909
Net Gains on Sales of Loans	3,280	—	—	—	3,280
Net Gains on Securities	593	—	—	3	596
Trust and Investment Product Fees	3	5,272	—	(3)	5,272
Insurance Revenues	28	34	7,917	—	7,979
Noncash Items:
Provision for Loan Losses	1,750	—	—	—	1,750
Depreciation and Amortization	4,351	4	76	256	4,687
Income Tax Expense (Benefit)	12,262	145	512	(1,385)	11,534
Segment Profit (Loss)	39,520	217	918	21	40,676
Segment Assets at December 31, 2017	3,142,096	1,987	10,078	(9,801)	3,144,360

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2016
Net Interest Income	$95,562	$1	$7	$(666)	$94,904
Net Gains on Sales of Loans	3,359	—	—	—	3,359
Net Gains on Securities	1,979	—	—	—	1,979
Trust and Investment Product Fees	(3)	4,662	—	(15)	4,644
Insurance Revenues	23	29	7,689	—	7,741
Noncash Items:
Provision for Loan Losses	1,200	—	—	—	1,200
Depreciation and Amortization	4,002	3	72	238	4,315
Income Tax Expense (Benefit)	14,306	168	741	(1,269)	13,946
Segment Profit (Loss)	35,070	227	1,147	(1,260)	35,184
Segment Assets at December 31, 2016	2,958,585	1,851	8,494	(12,936)	2,955,994

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2015
Net Interest Income	$75,939	$8	$6	$(401)	$75,552
Net Gains on Sales of Loans	2,959	—	—	—	2,959
Net Gains on Securities	698	—	—	27	725
Trust and Investment Product Fees	3	3,957	—	(3)	3,957
Insurance Revenues	24	33	7,432	—	7,489
Noncash Items:
Provision for Loan Losses	—	—	—	—	—
Depreciation and Amortization	3,994	13	107	150	4,264
Income Tax Expense (Benefit)	11,836	(24)	663	(869)	11,606
Segment Profit (Loss)	29,461	(70)	1,003	(330)	30,064
Segment Assets at December 31, 2015	2,367,296	1,338	7,022	(1,955)	2,373,701

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Cash	$24,777	$10,217
Securities Available-for-Sale, at Fair Value	353	353
Investment in Subsidiary Bank	342,054	322,138
Investment in Non-banking Subsidiaries	5,050	4,673
Other Assets	8,906	9,577
Total Assets	$381,140	$346,958

LIABILITIES
Borrowings	$11,231	$10,975
Other Liabilities	5,338	5,716
Total Liabilities	16,569	16,691

SHAREHOLDERS’ EQUITY
Common Stock	22,934	15,261
Additional Paid-in Capital	165,288	171,744
Retained Earnings	178,969	149,666
Accumulated Other Comprehensive Income (Loss)	(2,620)	(6,404)
Total Shareholders’ Equity	364,571	330,267
Total Liabilities and Shareholders’ Equity	$381,140	$346,958

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
INCOME
Dividends from Subsidiaries
Bank	$25,000	$15,000	$15,900
Non-bank	975	1,000	1,504
Interest Income	34	20	30
Other Income (Loss)	25	(27)	21
Total Income	26,034	15,993	17,455

EXPENSES
Salaries and Employee Benefits	533	1,006	500
Professional Fees	602	1,096	739
Occupancy and Equipment Expense	7	13	8
Interest Expense	877	742	491
Other Expenses	794	750	657
Total Expenses	2,813	3,607	2,395
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	23,221	12,386	15,060
Income Tax Benefit	1,415	1,284	893
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	24,636	13,670	15,953
Equity in Undistributed Income of Subsidiaries	16,040	21,514	14,111
NET INCOME	40,676	35,184	30,064

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	4,391	(10,202)	932
Changes in Unrecognized (Loss) in Postretirement Benefit Obligation, Net	(138)	(14)	(10)
TOTAL COMPREHENSIVE INCOME	$44,929	$24,968	$30,986

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$40,676	$35,184	$30,064
Adjustments to Reconcile Net Income to Net Cash from Operations
Change in Other Assets	431	2,085	(5,331)
Change in Other Liabilities	(122)	310	1,226
Equity Based Compensation	1,246	1,407	963
Excess Tax Benefit from Restricted Share Grant	240	200	89
Equity in Excess Undistributed Income of Subsidiaries	(16,040)	(21,514)	(14,111)
Net Cash from Operating Activities	26,431	17,672	12,900

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used for Business Acquisitions	—	(15,992)	—
Net Cash from Investing Activities	—	(15,992)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-term Debt	—	—	(4,000)
Issuance (Retirement) of Common Stock	(29)	55	49
Employee Stock Purchase Plan	—	—	447
Dividends Paid	(11,842)	(10,630)	(9,010)
Net Cash from Financing Activities	(11,871)	(10,575)	(12,514)

Net Change in Cash and Cash Equivalents	14,560	(8,895)	386
Cash and Cash Equivalents at Beginning of Year	10,217	19,112	18,726
Cash and Cash Equivalents at End of Year	$24,777	$10,217	$19,112

NOTE 18 – Business Combinations, Goodwill and Intangible Assets

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

On January 1, 2017, the Company acquired certain assets of an existing insurance agency office located in Madison, Indiana. The assets became a part of German American Insurance, Inc., the Company's property and casualty insurance entity.

The purchase price of this transaction was $209 in cash and resulted in $209 in customer list intangible. The customer relationship intangible is being amortized over seven years utilizing the straight-line method and deducted for tax purposes over 15 years using the straight-line method.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2017, 2016, and 2015, were classified as follows:

	2017	2016	2015

Beginning of Year	$54,058	$20,536	$20,536
Acquired Goodwill	—	33,522	—
Impairment	—	—	—
End of Year	$54,058	$54,058	$20,536

Of the $54,058 carrying amount of goodwill, $52,726 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2017 and 2016. Of the $20,536 carrying amount of goodwill, $19,204 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the periods ended December 31, 2015.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2017, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:	2017
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$11,617	$(9,694)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,229)
Total	$17,282	$(15,180)

Acquired intangible assets were as follows as of year end:	2016
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$11,617	$(8,782)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,199	(5,199)
Total	$17,073	$(14,238)

Amortization Expense was $942, $1,062 and $790, for 2017, 2016 and 2015.

Estimated amortization expense for each of the next five years is as follows:

2018	$753
2019	564
2020	383
2021	229
2022	114

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2017 and 2016, net of tax:

December 31, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(6,312)	$(92)	$(6,404)
Other Comprehensive Income (Loss) Before Reclassification	4,778	(143)	4,635
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(387)	5	(382)
Net Current Period Other
Comprehensive Income (Loss)	4,391	(138)	4,253
ASU 2018-02 Adoption	(414)	(55)	(469)
Ending Balance	$(2,335)	$(285)	$(2,620)

December 31, 2016	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$3,890	$(78)	$3,812
Other Comprehensive Income (Loss) Before Reclassification	(8,916)	(18)	(8,934)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,286)	4	(1,282)
Net Current Period Other
Comprehensive Income (Loss)	(10,202)	(14)	(10,216)
Ending Balance	$(6,312)	$(92)	$(6,404)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$596	Net Gain (Loss) on Securities
	(209)	Income Tax Expense
	387	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(8)	Salaries and Employee Benefits
	3	Income Tax Expense
	(5)	Net of Tax

Total Reclassifications for the Period	$382

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (Loss) (continued)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2016:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$1,979	Net Gain (Loss) on Securities
	(693)	Income Tax Expense
	1,286	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(6)	Salaries and Employee Benefits
	2	Income Tax Expense
	(4)	Net of Tax

Total Reclassifications for the Period	$1,282

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2015:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$725	Net Gain (Loss) on Securities
	(254)	Income Tax Expense
	471	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(5)	Salaries and Employee Benefits
	2	Income Tax Expense
	(3)	Net of Tax

Total Reclassifications for the Period	$468

NOTE 20 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest Income	Net Interest Income	Net Income	Basic Earnings per Share	Diluted Earnings per Share
2017
First Quarter	$27,033	$24,725	$9,556	$0.42	$0.42
Second Quarter	27,401	24,813	9,839	0.43	0.43
Third Quarter	27,986	24,917	9,660	0.42	0.42
Fourth Quarter	28,610	25,454	11,621	0.51	0.51

2016
First Quarter	$22,680	$20,784	$5,146	$0.25	$0.25
Second Quarter	26,850	24,671	9,788	0.43	0.43
Third Quarter	26,734	24,560	10,185	0.45	0.45
Fourth Quarter	27,101	24,889	10,065	0.44	0.44

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 21 – Subsequent Events

On February 12, 2018, German American Bancorp entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MainSource Bank, a wholly-owned subsidiary of MainSource Financial Group, Inc. (“MainSource”), which provides for the acquisition by German American Bancorp of five MainSource Bank branch locations (four in Columbus, Indiana, and one in Greensburg, Indiana), and certain related assets, and the assumption by German American Bancorp of certain related liabilities.

Pursuant to the Purchase Agreement, German American Bancorp has agreed to assume approximately $160 million in deposits and purchase approximately $134 million in loans associated with the five bank branches. German American Bancorp has agreed to pay a purchase price equal to the sum of: (i) 8.0% of the balances of certain checking accounts and other demand withdrawal accounts (excluding governmental accounts with public funds); (ii) 4.5% of the balances of governmental accounts with public funds, excluding time deposits; (iii) 4.5% of the balances of money market and savings deposits, excluding governmental accounts with public funds; (iv) the net book value of all assets, including loans but excluding any accrued interest on such loans; and (v) the accrued interest with respect to purchased loans. The purchase price will be adjusted to reflect increases or decreases in the deposit balances during the six month period following the closing date. Upon written notice, German American Bancorp will also have the ability to put loans back to MainSource Bank during such six month period. The expected premium to be paid for deposits under the Agreement is approximately $8 million. German American Bancorp is also assuming the obligations of MainSource Bank related to certain leases covering the five bank branches.

The transaction is expected to close in the second quarter of 2018, subject to regulatory approval, the closing of the previously-announced pending merger of MainSource and First Financial Bancorp, and other customary closing conditions.

Effective April 1, 2018, the legal name of German American Bancorp will be changed to German American Bank. The new name corresponds with the trade name already being used by the banking subsidiary and promotes further distinction in nomenclature between the banking subsidiary and the bank holding company, German American Bancorp, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2018 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2018 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2018 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification. The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2018 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that M. Darren Root, a director who serves on the Audit Committee of the Board of Directors and who is an independent director as defined by NASDAQ listing standards, is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA.

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees. There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2017.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2018 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2018 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2018 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2018 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following items are included in Item 8 of this Report:

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization among German American Bancorp, Inc., River Valley Bancorp, German American Bancorp and River Valley Financial Bank, dated October 26, 2015. The copy of this exhibit filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed October 26, 2015 (SEC File No. 001-15877) is incorporated herein by reference.

3.1
Restatement of the Articles of Incorporation of the Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 9, 2017 (SEC File No. 001-15877).

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

4.2
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed May 9, 2017 (SEC File No. 001-15877).

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

10.4*
Second Amendment, effective as of December 18, 2017, to the Director Deferred Compensation Agreement, dated December 8, 1992, between German American Bancorp and Mark A. Schroeder, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2017 (SEC File No. 001-15877).

10.5*
The Registrant’s 1999 Long-Term Equity Incentive Plan, as amended through February 22, 2008, is incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 13, 2014 (SEC File No. 001-15877).

10.6*
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
10.11.A*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2016 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 1, 2015 (SEC File No. 001-15877).

10.11.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2016 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 18, 2015 (SEC File No. 001-15877).

10.12.A*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2017 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 28, 2016 (SEC File No. 001-15877).

10.12.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2017 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 21, 2016 (SEC File No. 001-15877).

10.13.A*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2018 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 29, 2017 (SEC File No. 001-15877).

10.13.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2018 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 20, 2017 (SEC File No. 001-15877).

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

10.16*
Description of Executive Management Incentive Plan for 2017 (awards payable in 2018) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 9, 2017 (SEC File No. 001-15877).

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

10.18*
Supplemental Executive Retirement Agreement between German American Bancorp and Keith A. Leinenbach, dated August 31, 2017, is incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2017 (SEC File No. 001-15877).

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

10.21*
Form of LTI Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants and related cash entitlements that were granted to executive officers during March 2017 pursuant to the Management Long-Term Incentive Plan component of the 2016 Executive Management Incentive Plan with respect to the performance period ended December 31, 2016. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2017 (SEC File No. 001-15877).

10.22*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2015 is incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed March 9, 2016 (SEC File No. 001-15877).

10.23*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2016 is incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017 (SEC File No. 001-15877).

10.24*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2017.

Exhibit No.	Description
10.25*
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

10.26
Loan Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 29, 2013 (SEC File No, 001-15877), is incorporated herein by reference.

10.27
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

10.29
Stock Pledge Agreement between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated January 25, 2013. The copy of this exhibit filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed January 29, 2013 (SEC File No. 001-15877), is incorporated herein by reference.

10.30
Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 31, 2013 is incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 13, 2014 (SEC File No. 001-15877).

10.31
Second Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 31, 2014 is incorporated by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 9, 2015 (SEC File No. 001-15877).

10.32
Third Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 29, 2015 is incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed March 9, 2016 (SEC File No. 001-15877).

10.33
Fourth Omnibus Amendment to Loan Documents between Stock Yards Bank & Trust Company and German American Bancorp, Inc. dated as of December 28, 2016 is incorporated by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017 (SEC File No. 001-15877).

10.34*
German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.

10.35*
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
101++
The following materials from German American Bancorp, Inc.’s Form 10-K Report for the annual period ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Item 16. Form 10-K Summary.

Not applicable.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 1, 2018	By: /s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 1, 2018	/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer (principal executive officer)

Date:	March 1, 2018	/s/Douglas A. Bawel
Douglas A. Bawel, Director

Date:	March 1, 2018	/s/Lonnie D. Collins
Lonnie D. Collins, Director

Date:	March 1, 2018	/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 1, 2018	/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 1, 2018	/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 1, 2018	/s/J. David Lett
J. David Lett, Director

Date:	March 1, 2018	/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 1, 2018	/s/M. Darren Root
M. Darren Root, Director

Date:	March 1, 2018	/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 1, 2018	/s/Raymond W. Snowden
Raymond W. Snowden, Director

Date:	March 1, 2018	/s/Michael J. Voyles
Michael J. Voyles, Director

Date:	March 1, 2018	/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)