Form 10-Q
period 2018-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2018-05-10
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Shares, no par value	22,967,448

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2017, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and Due from Banks	$32,023	$58,233
Federal Funds Sold and Other Short-term Investments	8,187	12,126
Cash and Cash Equivalents	40,210	70,359

Securities Available-for-Sale, at Fair Value	737,604	740,641
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	6,628	6,719

Loans	2,153,848	2,145,019
Less: Unearned Income	(3,302)	(3,381)
Allowance for Loan Losses	(14,460)	(15,694)
Loans, Net	2,136,086	2,125,944

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	58,024	54,246
Other Real Estate	68	54
Goodwill	54,058	54,058
Intangible Assets	1,896	2,102
Company Owned Life Insurance	46,386	46,385
Accrued Interest Receivable and Other Assets	30,657	30,451
TOTAL ASSETS	$3,125,018	$3,144,360

LIABILITIES
Non-interest-bearing Demand Deposits	$599,374	$606,134
Interest-bearing Demand, Savings, and Money Market Accounts	1,465,150	1,490,033
Time Deposits	402,597	387,885
Total Deposits	2,467,121	2,484,052

FHLB Advances and Other Borrowings	274,473	275,216
Accrued Interest Payable and Other Liabilities	19,419	20,521
TOTAL LIABILITIES	2,761,013	2,779,789

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	22,969	22,934
Additional Paid-in Capital	165,532	165,288
Retained Earnings	187,342	178,969
Accumulated Other Comprehensive Loss	(11,838)	(2,620)
TOTAL SHAREHOLDERS’ EQUITY	364,005	364,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,125,018	$3,144,360
End of period shares issued and outstanding	22,968,813	22,934,403

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Interest and Fees on Loans	$23,950	$22,262
Interest on Federal Funds Sold and Other Short-term Investments	56	27
Interest and Dividends on Securities:
Taxable	2,998	2,719
Non-taxable	2,141	2,025
TOTAL INTEREST INCOME	29,145	27,033

INTEREST EXPENSE
Interest on Deposits	2,283	1,443
Interest on FHLB Advances and Other Borrowings	1,252	865
TOTAL INTEREST EXPENSE	3,535	2,308

NET INTEREST INCOME	25,610	24,725
Provision for Loan Losses	350	500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,260	24,225

NON-INTEREST INCOME
Trust and Investment Product Fees	1,773	1,243
Service Charges on Deposit Accounts	1,471	1,484
Insurance Revenues	2,930	2,640
Company Owned Life Insurance	312	254
Interchange Fee Income	1,482	1,023
Other Operating Income	604	857
Net Gains on Sales of Loans	650	687
Net Gains on Securities	270	—
TOTAL NON-INTEREST INCOME	9,492	8,188

NON-INTEREST EXPENSE
Salaries and Employee Benefits	12,126	11,444
Occupancy Expense	1,744	1,549
Furniture and Equipment Expense	665	633
FDIC Premiums	237	239
Data Processing Fees	1,127	1,011
Professional Fees	871	803
Advertising and Promotion	701	778
Intangible Amortization	206	253
Other Operating Expenses	2,778	2,326
TOTAL NON-INTEREST EXPENSE	20,455	19,036

Income before Income Taxes	14,297	13,377
Income Tax Expense	2,484	3,821
NET INCOME	$11,813	$9,556

Basic Earnings per Share	$0.51	$0.42
Diluted Earnings per Share	$0.51	$0.42

Dividends per Share	$0.15	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2018	2017

NET INCOME	$11,813	$9,556

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(11,452)	6,179
Reclassification Adjustment for Gains Included in Net Income	(270)	—
Tax Effect	2,504	(2,181)
Net of Tax	(9,218)	3,998

Total Other Comprehensive Income (Loss)	(9,218)	3,998

COMPREHENSIVE INCOME	$2,595	$13,554

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,813	$9,556
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization (Accretion) on Securities	(904)	808
Depreciation and Amortization	1,199	1,127
Loans Originated for Sale	(29,822)	(24,566)
Proceeds from Sales of Loans Held-for-Sale	30,592	33,615
Provision for Loan Losses	350	500
Gain on Sale of Loans, net	(650)	(687)
Gain on Securities, net	(270)	—
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(13)	—
Loss on Disposition and Donation of Premises and Equipment	(1)	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(252)	(261)
Equity Based Compensation	279	295
Change in Assets and Liabilities:
Interest Receivable and Other Assets	16	(1,602)
Interest Payable and Other Liabilities	1,402	3,857
Net Cash from Operating Activities	13,739	22,642

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Securities Available-for-Sale	22,930	21,154
Proceeds from Sales of Securities Available-for-Sale	7,295	—
Purchase of Securities Available-for-Sale	(37,736)	(32,351)
Purchase of Loans	—	(59)
Proceeds from Sales of Loans	6,000	—
Loans Made to Customers, net of Payments Received	(16,519)	6,182
Proceeds from Sales of Other Real Estate	26	152
Property and Equipment Expenditures	(4,790)	(2,433)
Proceeds from Sales of Property and Equipment	1	—
Net Cash from Investing Activities	(22,793)	(7,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(16,894)	(23,003)
Change in Short-term Borrowings	9,297	(40,985)
Advances in Long-term Debt	35,000	25,000
Repayments of Long-term Debt	(45,058)	(776)
Dividends Paid	(3,440)	(2,900)
Net Cash from Financing Activities	(21,095)	(42,664)

Net Change in Cash and Cash Equivalents	(30,149)	(27,377)
Cash and Cash Equivalents at Beginning of Year	70,359	64,816
Cash and Cash Equivalents at End of Period	$40,210	$37,439

Cash Paid During the Period for
Interest	$3,641	$2,361
Income Taxes	—	—

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$27	$118

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders' equity based on these reclassifications.

NOTE 2 - Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU that modified Topic 606. Topic 606 creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. Since the guidance does not apply to revenue associated with financial instruments, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The majority of the Company's revenues are from financial instruments and are not within the scope of Topic 606. The Company completed its overall assessment of revenue streams and related contracts, including service charges on deposit accounts, interchange income, and trust and investment brokerage fees. Based on the assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether certain revenue streams should be reported gross versus net of certain expenses. Based on its evaluation, the Company determined that the classification of certain debit card related costs should change and now be reported as expenses versus contra-revenue. This reclassification change resulted in an immaterial impact to both revenue and expense. The Company adopted ASU 2014-09 and its related amendments utilizing the modified retrospective approach. Since there was no net income impact upon adoption of this guidance, a cumulative adjustment to retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit card costs noted above.

A description of the Company's revenue streams accounted for under Topic 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges and statement rendering, are recognized at the time the transaction is executed (the point in time the Company fills the customer's request). Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

Interchange Fee Income: The Company earns interchange fees from debit/credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Trust and Investment Product Fees: The Company earns trust and investment brokerage fees from its contracts with trust and brokerage customers to manage assets for investment and/or to transact their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on the market value of assets under management at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (trade date).

Insurance Revenues: The Company earns insurance revenue from commissions derived from the sale of personal and corporate property and casualty insurance products. These commissions are primarily earned over time as the Company provides the contracted insurance product to customers.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data

NOTE 2 - Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
Non-interest Income	2018	2017
In-Scope of Topic 606:
Trust and Investment Product Fees	$1,773	$1,243
Service Charges on Deposit Accounts	1,471	1,484
Insurance Revenues	2,930	2,640
Interchange Fee Income	1,482	1,023
Other Operating Income	378	344
Non-interest Income (in-scope of Topic 606)	8,034	6,734
Non-interest Income (out-of-scope of Topic 606)	1,458	1,454
Total Non-interest Income	$9,492	$8,188

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2018	2017
Basic Earnings per Share:
Net Income	$11,813	$9,556
Weighted Average Shares Outstanding	22,940,402	22,908,648
Basic Earnings per Share	$0.51	$0.42

Diluted Earnings per Share:
Net Income	$11,813	$9,556

Weighted Average Shares Outstanding	22,940,402	22,908,648
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	22,940,402	22,908,648
Diluted Earnings per Share	$0.51	$0.42

For the three months ended March 31, 2018 and 2017, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2018 and December 31, 2017, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2018
Obligations of State and Political Subdivisions	$271,135	$3,893	$(2,275)	$272,753
MBS/CMO - Residential	481,192	76	(16,417)	464,851
Total	$752,327	$3,969	$(18,692)	$737,604

December 31, 2017
Obligations of State and Political Subdivisions	$267,437	$6,733	$(861)	$273,309
MBS/CMO - Residential	476,205	416	(9,289)	467,332
Total	$743,642	$7,149	$(10,150)	$740,641

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO - Residential") are residential mortgage-backed securities and guaranteed by government sponsored entities.

Equity securities that do not have readily determinable fair values are included as "Other Investments" on the Consolidated Balance Sheet, are carried at historical cost and are evaluated for impairment on a periodic basis.  The Company's equity securities consist of one non-controlling investment in a single banking organization at March 31, 2018 and December 31, 2017. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.

The amortized cost and fair value of securities at March 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,814	$2,835
Due after one year through five years	20,970	21,520
Due after five years through ten years	80,105	81,462
Due after ten years	167,246	166,936
MBS/CMO - Residential	481,192	464,851
Total	$752,327	$737,604

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Proceeds from Sales	$7,295	$—
Gross Gains on Sales	270	—
Income Taxes on Gross Gains	57	—

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $226,893 and $165,404 as of March 31, 2018 and December 31, 2017, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data

NOTE 4 - Securities (continued)

Below is a summary of securities with unrealized losses as of March 31, 2018 and December 31, 2017, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$74,634	$(1,264)	$23,716	$(1,011)	$98,350	$(2,275)
MBS/CMO - Residential	222,993	(5,380)	236,726	(11,037)	459,719	(16,417)
Total	$297,627	$(6,644)	$260,442	$(12,048)	$558,069	$(18,692)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$33,230	$(237)	$24,161	$(624)	$57,391	$(861)
MBS/CMO - Residential	172,354	(2,048)	250,520	(7,241)	422,874	(9,289)
Total	$205,584	$(2,285)	$274,681	$(7,865)	$480,265	$(10,150)

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

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $87.3 million at March 31, 2018 and $87.8 million at December 31, 2017. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$87,257	$2,232	$87,788	$1,564

Included in Other Liabilities:
Interest Rate Swaps	$87,257	$2,210	$87,788	$1,633

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2018	2017
Interest Rate Swaps:
Included in Other Operating Income	$90	$348

NOTE 6 – Loans

Loans were comprised of the following classifications at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Commercial:
Commercial and Industrial Loans and Leases	$482,219	$486,668
Commercial Real Estate Loans	947,948	926,729
Agricultural Loans	329,138	333,227
Retail:
Home Equity Loans	151,943	152,187
Consumer Loans	64,492	67,475
Residential Mortgage Loans	178,108	178,733
Subtotal	2,153,848	2,145,019
Less: Unearned Income	(3,302)	(3,381)
Allowance for Loan Losses	(14,460)	(15,694)
Loans, Net	$2,136,086	$2,125,944

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2018 and 2017:

March 31, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694
Provision for Loan Losses	367	25	(69)	(44)	97	(18)	(8)	350
Recoveries	1	6	—	2	89	2	—	100
Loans Charged-off	(1,500)	—	—	(16)	(168)	—	—	(1,684)
Ending Balance	$3,603	$4,622	$4,825	$272	$316	$327	$495	$14,460

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2018 and December 31, 2017:

March 31, 2018	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,181	$252	$929	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,238	3,348	3,660	4,825	272	316	322	495
Acquired with Deteriorated Credit Quality	41	3	33	—	—	—	5	—
Total Ending Allowance Balance	$14,460	$3,603	$4,622	$4,825	$272	$316	$327	$495

Loans:
Loans Individually Evaluated for Impairment	$9,793	$4,249	$5,401	$143	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,144,933	478,473	938,731	332,888	152,527	64,655	177,659	n/m(2)
Loans Acquired with Deteriorated Credit Quality	8,819	790	6,194	957	—	—	878	n/m(2)
Total Ending Loans Balance(1)	$2,163,545	$483,512	$950,326	$333,988	$152,527	$64,655	$178,537	n/m(2)

(1)Total recorded investment in loans includes $9,697 in accrued interest.
(2)n/m = not meaningful

December 31, 2017	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$2,228	$1,399	$829	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,455	3,333	3,759	4,894	330	298	338	503
Acquired with Deteriorated Credit Quality	11	3	3	—	—	—	5	—
Total Ending Allowance Balance	$15,694	$4,735	$4,591	$4,894	$330	$298	$343	$503

Loans:
Loans Individually Evaluated for Impairment	$11,633	$5,918	$5,552	$163	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,133,752	481,152	917,036	336,849	152,757	67,647	178,311	n/m(2)
Loans Acquired with Deteriorated Credit Quality	9,117	988	6,452	789	—	—	888	n/m(2)
Total Ending Loans Balance(1)	$2,154,502	$488,058	$929,040	$337,801	$152,757	$67,647	$179,199	n/m(2)

(1)Total recorded investment in loans includes $9,483 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017:

March 31, 2018	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,186	$1,145	$—
Commercial Real Estate Loans	1,384	1,233	—
Agricultural Loans	858	686	—
Subtotal	3,428	3,064	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,333	3,113	255
Commercial Real Estate Loans	4,760	4,567	962
Agricultural Loans	—	—	—
Subtotal	8,093	7,680	1,217
Total	$11,521	$10,744	$1,217

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$832	$544	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$620	$407	$36

(1) Unpaid Principal Balance is the remaining contractual principal payments gross of partial charge-offs and discounts.

December 31, 2017	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,205	$1,166	$—
Commercial Real Estate Loans	1,812	1,495	—
Agricultural Loans	919	749	—
Subtotal	3,936	3,410	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,804	4,763	1,402
Commercial Real Estate Loans	4,489	4,465	832
Agricultural Loans	—	—	—
Subtotal	9,293	9,228	2,234
Total	$13,229	$12,638	$2,234

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,255	$797	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$252	$208	$6

(1) Unpaid Principal Balance is the remaining contractual principal payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the three month period ended March 31, 2018 and 2017:

March 31, 2018	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,183	$13	$1
Commercial Real Estate Loans	1,407	13	6
Agricultural Loans	700	—	—
Subtotal	3,290	26	7
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,284	1	—
Commercial Real Estate Loans	4,623	3	—
Agricultural Loans	—	—	—
Subtotal	8,907	4	—
Total	$12,197	$30	$7

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$563	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$412	$4	$—

March 31, 2017	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$16	$—	$—
Commercial Real Estate Loans	522	4	4
Agricultural Loans	719	5	—
Subtotal	1,257	9	4
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	103	1	1
Commercial Real Estate Loans	2,423	6	6
Agricultural Loans	497	—	—
Subtotal	3,023	7	7
Total	$4,280	$16	$11

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$209	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,007	$7	$7

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of March 31, 2018 and December 31, 2017:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Commercial and Industrial Loans and Leases	$3,105	$4,753	$—	$—
Commercial Real Estate Loans	4,502	4,618	893	474
Agricultural Loans	697	748	228	268
Home Equity Loans	188	199	—	—
Consumer Loans	71	286	—	—
Residential Mortgage Loans	916	487	—	—
Total	$9,479	$11,091	$1,121	$742
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$822	$866	$—	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2018 and December 31, 2017:

March 31, 2018	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$483,512	$659	$180	$633	$1,472	$482,040
Commercial Real Estate Loans	950,326	1,195	—	2,237	3,432	946,894
Agricultural Loans	333,988	106	—	228	334	333,654
Home Equity Loans	152,527	529	94	188	811	151,716
Consumer Loans	64,655	303	62	71	436	64,219
Residential Mortgage Loans	178,537	3,860	123	701	4,684	173,853
Total(1)	$2,163,545	$6,652	$459	$4,058	$11,169	$2,152,376
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$8,819	$518	$—	$27	$545	$8,274
(1)Total recorded investment in loans includes $9,697 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2017	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$488,058	$209	$1,365	$905	$2,479	$485,579
Commercial Real Estate Loans	929,040	1,229	1,650	677	3,556	925,484
Agricultural Loans	337,801	27	—	268	295	337,506
Home Equity Loans	152,757	366	93	199	658	152,099
Consumer Loans	67,647	246	97	286	629	67,018
Residential Mortgage Loans	179,199	2,850	1,247	261	4,358	174,841
Total(1)	$2,154,502	$4,927	$4,452	$2,596	$11,975	$2,142,527
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$9,117	$342	$74	$27	$443	$8,674
(1)Total recorded investment in loans includes $9,483 in accrued interest.

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

During the three months ended March 31, 2018, there were no loans modified as a troubled debt restructuring. During the three months ended March 31, 2017, there was one loan modified as a troubled debt restructuring.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of March 31, 2018 and December 31, 2017:

March 31, 2018	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$224	$124	$100
Commercial Real Estate Loans	—	—	—
Total	$224	$124	$100

December 31, 2017	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$258	$125	$133
Commercial Real Estate Loans	24	24	—
Total	$282	$149	$133

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of March 31, 2018 and December 31, 2017 to customers with outstanding loans that are classified as troubled debt restructurings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2018 and 2017:

March 31, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending March 31, 2018.

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

Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ending March 31, 2018 and 2017.

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
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$459,442	$7,953	$16,117	$—	$483,512
Commercial Real Estate Loans	917,878	16,163	16,285	—	950,326
Agricultural Loans	300,012	27,917	6,059	—	333,988
Total	$1,677,332	$52,033	$38,461	$—	$1,767,826
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$2,395	$1,652	$3,894	$—	$7,941

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$462,212	$7,901	$17,945	$—	$488,058
Commercial Real Estate Loans	894,027	18,037	16,976	—	929,040
Agricultural Loans	304,032	27,288	6,481	—	337,801
Total	$1,660,271	$53,226	$41,402	$—	$1,754,899
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$2,604	$1,647	$3,978	$—	$8,229

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of March 31, 2018 and December 31, 2017:

March 31, 2018	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$152,339	$64,584	$177,621
Nonperforming	188	71	916
Total	$152,527	$64,655	$178,537
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$878

December 31, 2017	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$152,558	$67,361	$178,712
Nonperforming	199	286	487
Total	$152,757	$67,647	$179,199
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$888

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	March 31, 2018	December 31, 2017

Commercial and Industrial Loans	$790	$988
Commercial Real Estate Loans	6,194	6,452
Agricultural Loans	957	789
Residential Mortgage Loans	878	888
Total	$8,819	$9,117

Carrying Amount, Net of Allowance	$8,778	$9,106

Accretable yield, or income expected to be collected, is as follows:

	2018	2017

Balance at January 1	$2,734	$2,521
New Loans Purchased	—	—
Accretion of Income	(81)	(42)
Reclassifications from Non-accretable Difference	86	311
Charge-off of Accretable Yield	—	—
Balance at March 31	$2,739	$2,790

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $30 and $11 during the three months ended March 31, 2018 and 2017. No allowance for loan losses were reversed during the same period.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $28 as of March 31, 2018 and $14 as of December 31, 2017.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $31,796 and $41,499 as of March 31, 2018 and December 31, 2017, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 53 banking offices at March 31, 2018. Effective April 1, 2018, the legal name of German American Bancorp was changed to German American Bank.  Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2018
Net Interest Income	$25,790	$3	$2	$(185)	$25,610
Net Gains on Sales of Loans	650	—	—	—	650
Net Gains on Securities	270	—	—	—	270
Trust and Investment Product Fees	2	1,771	—	—	1,773
Insurance Revenues	1	2	2,927	—	2,930
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	1,115	1	19	64	1,199
Income Tax Expense (Benefit)	2,244	136	321	(217)	2,484
Segment Profit (Loss)	10,762	385	939	(273)	11,813
Segment Assets at March 31, 2018	3,126,137	2,461	11,165	(14,745)	3,125,018

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2017
Net Interest Income	$24,909	$1	$2	$(187)	$24,725
Net Gains on Sales of Loans	687	—	—	—	687
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	1,244	—	(2)	1,243
Insurance Revenues	2	5	2,633	—	2,640
Noncash Items:
Provision for Loan Losses	500	—	—	—	500
Depreciation and Amortization	1,041	3	19	64	1,127
Income Tax Expense (Benefit)	3,622	34	427	(262)	3,821
Segment Profit (Loss)	8,965	44	673	(126)	9,556
Segment Assets at December 31, 2017	3,142,096	1,987	10,078	(9,801)	3,144,360

NOTE 9 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of March 31, 2018, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the three months ended March 31, 2018 and 2017.

NOTE 10 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2018, the Company has reserved 386,754 shares of common stock for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2018 and 2017, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2018 and 2017 because all outstanding options were fully vested prior to 2007.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2018 and 2017, the Company granted awards of 34,860 and 37,890 shares of restricted stock, respectively. Total unvested restricted stock awards at March 31, 2018 and December 31, 2017 were 80,716 and 46,306, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2018	2017

Restricted Stock Expense	$278	$306
Cash Entitlement Expense	170	158
Tax Effect	(117)	(182)
Net of Tax	$331	$282

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,449 and $3,201 as of March 31, 2018 and 2017, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At March 31, 2018, there were 557,203 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2018 and 2017. There was no unrecognized compensation expense as of March 31, 2018 and 2017 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2018, the Company held $5.5 million in Level 3 securities which consist of $5.2 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these securities are reported by the Company in a Level 3 classification.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$267,582	$5,171	$272,753
MBS/CMO - Residential	—	464,851	—	464,851
Equity Securities	—	—	353	353
Total Securities	$—	$732,433	$5,524	$737,957

Loans Held-for-Sale	$—	$6,628	$—	$6,628

Derivative Assets	$—	$2,232	$—	$2,232

Mortgage Servicing Rights	$—	$531	$—	$531

Derivative Liabilities	$—	$2,210	$—	$2,210

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2018 and December 31, 2017.

At March 31, 2018, the aggregate fair value of the Loans Held-for-Sale was $6,628. Aggregate contractual principal balance was $6,478 with a difference of $150. At December 31, 2017, the aggregate fair value of the Loans Held-for-Sale was $6,719. Aggregate contractual principal balance was $6,576 with a difference of $143.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	Obligations of State and Political Subdivisions		Equity Securities
	2018	2017	2018	2017

Balance of Recurring Level 3 Assets at January 1	$5,649	$7,566	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	(18)	17	—	—
Maturities / Calls	(460)	(865)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at March 31	$5,171	$6,718	$353	$353

Of the total gain/loss included in earnings for the three months ended March 31, 2018 and 2017, ($18) and $17 was attributable to other changes in fair value, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,853	$2,853
Commercial Real Estate Loans	—	—	3,240	3,240

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$3,354	$3,354
Commercial Real Estate Loans	—	—	3,438	3,438

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,274 with a valuation allowance of $1,181, resulting in a decrease to the provision for loan losses of $1,047 for the period ended March 31, 2018. For the three months ended March 31, 2017, impaired loans resulted in an increase to the provision for loan losses of $278. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,020 with a valuation allowance of $2,228, resulting in an increase to the provision for loan losses of $1,973 for the year ended December 31, 2017.

There was no Other Real Estate carried at fair value less costs to sell at March 31, 2018. No charge to earnings was included in the three months ended March 31, 2018 and 2017. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2017. No charge to earnings was included in the year ended December 31, 2017.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,853	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-95% (88%)
Impaired Loans - Commercial Real Estate Loans	$3,240	Sales comparison approach	Adjustment for physical condition of comparable properties sold	17%-76% (47%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$3,354	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-95% (84%)
Impaired Loans - Commercial Real Estate Loans	$3,438	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-76% (47%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2018 and December 31, 2017. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the tables below present the fair values measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entrance price notion.

		Fair Value Measurements at March 31, 2018 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$40,210	$32,023	$8,187	$—	$40,210
Loans, Net	2,129,993	—	—	2,099,154	2,099,154
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	13,633	—	3,885	9,748	13,633
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,064,524)	(2,064,524)	—	—	(2,064,524)
Time Deposits	(402,597)	—	(401,234)	—	(401,234)
Short-term Borrowings	(142,796)	—	(142,796)	—	(142,796)
Long-term Debt	(131,677)	—	(118,619)	(10,709)	(129,328)
Accrued Interest Payable	(952)	—	(886)	(66)	(952)

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$70,359	$48,467	$16,349	$—	$64,816
Loans, Net	2,119,152	—	—	2,120,154	2,120,154
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	13,258	—	3,574	9,684	13,258
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,096,167)	(1,096,167)	—	—	(1,096,167)
Time Deposits	(387,885)	—	(388,640)	—	(388,640)
Short-term Borrowings	(133,499)	—	(133,499)	—	(133,499)
Long-term Debt	(141,717)	—	(129,366)	(11,052)	(140,418)
Accrued Interest Payable	(1,058)	—	(1,042)	(16)	(1,058)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss) (continued)

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017, net of tax:

March 31, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2018	$(2,335)	$(285)	$(2,620)
Other Comprehensive Income (Loss) Before Reclassification	(9,005)	—	(9,005)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(213)	—	(213)
Net Current Period Other Comprehensive Income (Loss)	(9,218)	—	(9,218)
Ending Balance at March 31, 2018	$(11,553)	$(285)	$(11,838)

March 31, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2017	$(6,312)	$(92)	$(6,404)
Other Comprehensive Income (Loss) Before Reclassification	3,998	—	3,998
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	3,998	—	3,998
Ending Balance at March 31, 2017	$(2,314)	$(92)	$(2,406)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$270	Net Gains on Securities
	(57)	Income Tax Expense
	213	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2018	$213

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

NOTE 13 - Newly Issued Accounting Pronouncements

In January 2016, the FASB amended existing guidance (ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Also, it requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company notes that the impact of adoption is to carry the equity security at fair value or at cost, less impairment when fair value is not readily determinable, with observable price changes being recognized in earnings. The Company adopted ASU 2016-01 on January 1, 2018 and no adjustment to the single equity security was performed upon adoption. Also, upon adoption of ASU 2016-01, this equity security is no longer classified as available-for-sale. For additional information on this equity security, see Note 4 - Securities. Per ASU 2016-01 guidance, the Company reported the fair value of financial instruments based upon an exit price notion for March 31, 2018. For additional information, see Note 11 - Fair Value.

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
These amendments are effective for public business entities beginning January 1, 2018. The Company adopted ASU 2016-15 on January 1, 2018 and there was no material impact on the Company's Consolidated Statements of Cash Flows.

In March 2017, the FASB amended existing guidance (ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715)) to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments are effective for public business entities beginning January 1, 2018. The Company adopted ASU 2017-07 on January 1, 2018 and there was no material impact on the Company's Consolidated Statements of Income.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Newly Issued Accounting Pronouncements (continued)

In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Based on our leases outstanding as of March 31, 2018, the Company does not expect this new guidance to have a material impact on the consolidated results of operation. However as a result of this new guidance, the Company anticipates an estimated increase in its Consolidated Balance Sheet of approximately $6,000. This impact will vary based on the Company's future decisions to enter into new lease agreements or exit/renew current lease agreements prior to the date of implementation.

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

The transition to the new standard will be applied as follows:

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

The Company has formed a CECL committee that is assessing data and system needs in order to evaluate the impact of adopting the new guidance. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot estimate the amount at this time.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 14 – Subsequent Events

On February 12, 2018, German American Bancorp (now known as German American Bank) entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MainSource Bank, a wholly-owned subsidiary of MainSource Financial Group, Inc. (“MainSource”), which provides for the acquisition by German American Bank of five MainSource Bank branch locations (four in Columbus, Indiana, and one in Greensburg, Indiana), and certain related assets, and the assumption by German American Bank of certain related liabilities.

Pursuant to the Purchase Agreement, German American Bank has agreed to assume approximately $160 million in deposits and purchase approximately $134 million in loans associated with the five bank branches. German American Bank has agreed to pay a purchase price equal to the sum of: (i) 8.0% of the balances of certain checking accounts and other demand withdrawal accounts (excluding governmental accounts with public funds); (ii) 4.5% of the balances of governmental accounts with public funds, excluding time deposits; (iii) 4.5% of the balances of money market and savings deposits, excluding governmental accounts with public funds; (iv) the net book value of all assets, including loans but excluding any accrued interest on such loans; and (v) the accrued interest with respect to purchased loans. The purchase price will be adjusted to reflect increases or decreases in the deposit balances during the six month period following the closing date. Upon written notice, German American Bank will also have the ability to put loans back to MainSource Bank during such six month period. The expected premium to be paid for deposits under the Agreement is approximately $8 million. German American Bank is also assuming the obligations of MainSource Bank related to certain leases covering the five bank branches.

With the previously-announced merger of MainSource and First Financial Bancorp having been completed on April 1, 2018 and all necessary regulatory approvals having been received, the transaction is expected to close on May 18, 2018, subject to other customary closing conditions.

Effective April 1, 2018, the legal name of German American Bancorp was changed to German American Bank. The new name corresponds with the trade name already being used by the banking subsidiary and promotes further distinction in nomenclature between the banking subsidiary and the bank holding company, German American Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American Bancorp, Inc., through its banking subsidiary German American Bank, operates 53 banking offices in 19 contiguous southern Indiana counties and one northern Kentucky county. Prior to April 1, 2018, German American Bank was known as German American Bancorp. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2018 and December 31, 2017 and the consolidated results of operations for the three months ended March 31, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Net income for the quarter ended March 31, 2018 totaled $11,813,000, or $0.51 per share, an increase of 21% on a per share basis compared with the first quarter 2017 net income of $9,556,000, or $0.42 per share. The first quarter of 2018 net income was positively impacted by lower federal income tax rates that became effective January 1, 2018 as a result of the Tax Act (as discussed and defined below). The lower federal income tax rates had a positive impact of approximately $0.06 per share during the first quarter of 2018.

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

On February 12, 2018, German American Bancorp (now known as German American Bank) entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with MainSource Bank, a wholly-owned subsidiary of MainSource Financial Group, Inc. (“MainSource”), which provides for the acquisition by German American Bank of five MainSource Bank branch locations (four in Columbus, Indiana, and one in Greensburg, Indiana), and certain related assets, and the assumption by German American Bank of certain related liabilities.

Pursuant to the Purchase Agreement, German American Bank has agreed to assume approximately $160 million in deposits and purchase approximately $134 million in loans associated with the five bank branches. With the previously-announced merger of MainSource and First Financial Bancorp having been completed on April 1, 2018 and all necessary regulatory approvals having been received, the transaction is expected to close on May 18, 2018, subject to other customary closing conditions.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost, less impairment with observable price changes being recognized in earnings. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of March 31, 2018, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $3,969,000 and gross unrealized losses totaled approximately $18,692,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2018 totaled $11,813,000, or $0.51 per share, an increase of 21% on a per share basis compared with the first quarter 2017 net income of $9,556,000, or $0.42 per share. The first quarter of 2018 net income was positively impacted by lower federal income tax rates that became effective January 1, 2018, as a result of the Tax Act. The lower federal income tax rates had a positive impact of approximately $0.06 per share during the first quarter of 2018.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2018 and 2017. For tax-equivalent adjustments, an effective tax rate of 21% was used for the three months ended March 31, 2018 and 35% was used for the three months ended March 31 2017(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$8,556	$56	2.65%	$12,554	$27	0.88%
Securities:
Taxable	480,999	2,998	2.49%	479,875	2,719	2.27%
Non-taxable	272,590	2,710	3.98%	251,996	3,115	4.94%
Total Loans and Leases(2)	2,139,704	24,032	4.55%	1,974,846	22,440	4.60%
TOTAL INTEREST EARNING ASSETS	2,901,849	29,796	4.15%	2,719,271	28,301	4.20%
Other Assets	234,998			221,829
Less: Allowance for Loan Losses	(15,876)			(15,005)
TOTAL ASSETS	$3,120,971			$2,926,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,489,363	$1,275	0.35%	$1,385,347	$738	0.22%
Time Deposits	398,397	1,008	1.03%	401,155	705	0.71%
FHLB Advances and Other Borrowings	262,784	1,252	1.93%	226,786	865	1.55%
TOTAL INTEREST-BEARING LIABILITIES	2,150,544	3,535	0.67%	2,013,288	2,308	0.47%
Demand Deposit Accounts	585,432			557,912
Other Liabilities	21,416			19,309
TOTAL LIABILITIES	2,757,392			2,590,509
Shareholders’ Equity	363,579			335,586
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,120,971			$2,926,095

COST OF FUNDS			0.49%			0.34%
NET INTEREST INCOME		$26,261			$25,993
NET INTEREST MARGIN			3.66%			3.86%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $885,000, or 4%, for the quarter ended March 31, 2018 compared with the same quarter of 2017.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.66% for the first quarter of 2018 compared to 3.86% during the first quarter of 2017. The tax equivalent yield on earning assets totaled 4.15% during the quarter ended March 31, 2018 compared to 4.20% in the same period of 2017, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.49% during the quarter ended March 31, 2018 compared to 0.34% in the same period of 2017.

The increased level of net interest income during the first quarter of 2018 compared with the first quarter of 2017 was driven by an increased level of average earning assets and more specifically average loans outstanding, which was partially offset by a higher cost of funds. Average loans outstanding increased during the first quarter of 2018 by approximately $164.9 million, or 8%, as compared to the first quarter of 2017.

The decline in the net interest margin during the first quarter of 2018 was primarily attributable to a decrease in the amount of accretion of loan discounts on acquired loans, an increase in the cost of funds, and the decline in the federal income tax rates in 2018 compared with 2017. Accretion of loan discounts on acquired loans contributed approximately 4 basis points to the net interest margin on an annualized basis in the first quarter of 2018 compared with 17 basis points in the first quarter of 2017. The Company's cost of funds increased approximately 15 basis points in the first quarter of 2018 compared with the first quarter of 2017. The higher cost of funds was largely attributable to an increase in short-term market interest rates over the past several quarters. The lower federal income tax rates during the first quarter of 2018 had an approximately 9 basis point negative impact on the Company's net interest margin and earning asset yield.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2018, the provision for loan losses totaled $350,000 compared with a $500,000 provision for loan losses during the first quarter of 2017. The provision for loan losses represented approximately 7 basis points and 10 basis points of average loans on an annualized basis in the first quarter of 2018 and 2017, respectively.

Net charge-offs totaled $1,584,000 or 30 basis points on an annualized basis of average loans outstanding during the three months ended March 31, 2018, compared with $143,000 or 3 basis points on an annualized basis of average loans outstanding during the same period of 2017. The increase in net charge-offs during the first quarter of 2018 was primarily attributable to a partial charge-off on a single commercial lending relationship that was downgraded during the fourth quarter of 2017.

The provision for loan losses made during the three months ended March 31, 2018 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2018, non-interest income totaled $9,492,000, an increase of $1,304,000, or 16%, compared with the first quarter of 2017.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Trust and Investment Product Fees	$1,773	$1,243	$530	43%
Service Charges on Deposit Accounts	1,471	1,484	(13)	(1)
Insurance Revenues	2,930	2,640	290	11
Company Owned Life Insurance	312	254	58	23
Interchange Fee Income	1,482	1,023	459	45
Other Operating Income	604	857	(253)	(30)
Subtotal	8,572	7,501	1,071	14
Net Gains on Sales of Loans	650	687	(37)	(5)
Net Gains on Securities	270	—	270	n/m(1)
Total Non-interest Income	$9,492	$8,188	$1,304	16

(1)	n/m=not meaningful

Trust and investment product fees increased $530,000, or 43%, during the first quarter of 2018 compared with the first quarter of 2017. Increased assets under management in the Company's wealth advisory group contributed to this increase in trust and investment product fees.

Insurance revenues increased $290,000, or 11%, during the quarter ended March 31, 2018, compared with the first quarter of 2017. The increase during the first quarter of 2018 compared with the first quarter of 2017 was primarily due to increased contingency revenue. Contingency revenue during the first quarter of 2018 totaled $1,218,000 compared with $992,000 during the first quarter of 2017. The fluctuation in contingency revenue is a normal course of business variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Interchange fees increased $459,000, or 45%, during the first quarter of 2018 compared with the first quarter of 2017. The increase during the first quarter of 2018 was largely attributable to the adoption of the new revenue recognition standard effective January 1, 2018. While the adoption of the standard did not have a significant impact on the Company's financial results, the recording of revenue gross versus net of certain expenses, in accordance with the standard, did result in the reclassification of some expenses associated with the interchange fee revenue during the first quarter of 2018.

Other operating income decreased $254,000, or 30%, during the quarter ended March 31, 2018 compared with the first quarter of 2017. The decline was largely attributable to decreased fees associated with swap transactions with loan customers.

The Company realized a net gain on sales of securities of $270,000 during the first quarter of 2018 related to the sale of $5.9 million of securities compared to no gain on the sale of securities in the first quarter of 2017.

Non-interest Expense:

During the quarter ended March 31, 2018, non-interest expense totaled $20,455,000, an increase of $1,419,000, or 7%, compared with the first quarter of 2017.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Salaries and Employee Benefits	$12,126	$11,444	$682	6%
Occupancy, Furniture and Equipment Expense	2,409	2,182	227	10
FDIC Premiums	237	239	(2)	(1)
Data Processing Fees	1,127	1,011	116	11
Professional Fees	871	803	68	8
Advertising and Promotion	701	778	(77)	(10)
Intangible Amortization	206	253	(47)	(19)
Other Operating Expenses	2,778	2,326	452	19
Total Non-interest Expense	$20,455	$19,036	$1,419	7

Salaries and benefits increased $682,000, or 6%, during the quarter ended March 31, 2018 compared with the first quarter of 2017. The increase in salaries and benefits during the first quarter of 2018 compared with the first quarter of 2017 was primarily attributable to an increased number of full-time equivalent employees.

Occupancy, furniture, and equipment expense increased $227,000, or 10%, during the quarter ended March 31, 2018 compared with the first quarter of 2017. The increase was largely related to various repairs and maintenance expenses including snow removal during the first quarter of 2018.

Other operating expenses increased $452,000, or 19%, during the first quarter of 2018 compared with the first quarter of 2017. The increase in the first quarter of 2018 was largely attributable to the adoption of the aforementioned revenue recognition standard effective January 1, 2018.

Income Taxes:

The Company’s effective income tax rate was 17.4% and 28.6%, respectively, during the three months ended March 31, 2018 and 2017. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

During the quarter ended March 31, 2018, the Company recorded a provision for income tax expense of $2,484,000 compared with a provision for income tax expense of $3,821,000 in the first quarter of 2017. The provision for income tax and the effective tax rate was positively impacted during the first quarter of 2018 by the reduction of federal income tax rates from a statutory rate of 35% to 21% effective January 1, 2018 related to the federal tax reform legislation enacted during the fourth quarter of 2017.

FINANCIAL CONDITION

Total assets for the Company decreased to $3.125 billion at March 31, 2018, representing a decline of $19.3 million, or 2% on an annualized basis, compared with December 31, 2017.

At March 31, 2018, total loans increased $8.8 million, or 2% on an annualized basis, compared with December 31, 2017. The increase during the first quarter of 2018 was driven by an increase of approximately $21.2 million, or 9% on an annualized basis, of commercial real estate loans, partially mitigated by a decline of of $4.4 million, or 4% on an annualized basis, of commercial and industrial loans, a seasonal decline of $4.1 million, or 5% on an annualized basis, of agricultural loans and a decline of $3.9 million, or 4% on annualized basis, of retail loans which include home equity, consumer and residential loans.

End of Period Loan Balances: (dollars in thousands)	March 31, 2018	December 31, 2017	Current Period Change
Commercial and Industrial Loans and Leases	$482,219	$486,668	$(4,449)
Commercial Real Estate Loans	947,948	926,729	21,219
Agricultural Loans	329,138	333,227	(4,089)
Home Equity and Consumer Loans	216,435	219,662	(3,227)
Residential Mortgage Loans	178,108	178,733	(625)
Total Loans	$2,153,848	$2,145,019	$8,829

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	March 31, 2018	December 31, 2017
Commercial and Industrial Loans and Leases	$3,603	$4,735
Commercial Real Estate Loans	4,622	4,591
Agricultural Loans	4,825	4,894
Home Equity and Consumer Loans	588	628
Residential Mortgage Loans	327	343
Unallocated	495	503

Total Allowance for Loan Loss	$14,460	$15,694

The Company’s allowance for loan losses totaled $14.5 million at March 31, 2018 compared to $15.7 million at December 31, 2017. The allowance for loan losses represented 0.67% of period-end loans at March 31, 2018 compared with 0.73% of period-end loans at December 31, 2017. The decline in the allowance for loan losses during the first quarter of 2018 was largely related to a partial charge-off on a single commercial lending relationship down-graded during the fourth quarter of 2017. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a net discount on acquired loans of $7.3 million as of March 31, 2018 and $7.6 million at December 31, 2017.

The following is an analysis of the Company’s non-performing assets at March 31, 2018 and December 31, 2017:

Non-performing Assets: (dollars in thousands)	March 31, 2018	December 31, 2017
Non-accrual Loans	$9,479	$11,091
Past Due Loans (90 days or more)	1,105	719
Total Non-performing Loans	10,584	11,810
Other Real Estate	68	54
Total Non-performing Assets	$10,652	$11,864

Restructured Loans	$124	$149

Non-performing Loans to Total Loans	0.49%	0.55%
Allowance for Loan Loss to Non-performing Loans	136.62%	132.89%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commercial and Industrial Loans and Leases	$3,105	$4,753	$—	$—
Commercial Real Estate Loans	4,502	4,618	884	471
Agricultural Loans	697	748	221	248
Home Equity Loans	188	199	—	—
Consumer Loans	71	286	—	—
Residential Mortgage Loans	916	487	—	—
Total	$9,479	$11,091	$1,105	$719

Non-performing assets totaled $10.7 million at March 31, 2018 compared to $11.9 million of non-performing assets at December 31, 2017. Non-performing assets represented 0.34% of total assets at March 31, 2018 compared to 0.38% of total assets at December 31, 2017. Non-performing loans totaled $10.6 million at March 31, 2018 compared to $11.8 million at December 31, 2017. Non-performing loans represented 0.49% of total loans at March 31, 2018 compared to 0.55% at December 31, 2017. The decline in non-performing assets during the first quarter of 2018 was primarily attributable to a partial charge-off on a single commercial lending relationship that was downgraded during the fourth quarter of 2017.

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

Total deposits declined $16.9 million, or 3% on an annualized basis, as of March 31, 2018 compared with December 31, 2017.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2018	December 31, 2017	Current Period Change
Non-interest-bearing Demand Deposits	$599,374	$606,134	$(6,760)
Interest-bearing Demand, Savings, & Money Market Accounts	1,465,150	1,490,033	(24,883)
Time Deposits < $100,000	193,864	198,646	(4,782)
Time Deposits of $100,000 or more	208,733	189,239	19,494
Total Deposits	$2,467,121	$2,484,052	$(16,931)

Capital Resources:

As of March 31, 2018, shareholders’ equity declined by $566,000 to $364.0 million compared with $364.6 million at year-end 2017. The decline in shareholders' equity was primarily attributable to a decline of $9.2 million in accumulated other comprehensive income primarily related to the decrease in value of the Company's available-for-sale securities portfolio, which was partially offset by an increase in retained earnings of $8.4 million. Shareholders’ equity represented 11.6% of total assets at March 31, 2018 and 11.6% of total assets at December 31, 2017. Shareholders’ equity included $56.0 million of goodwill and other intangible assets at March 31, 2018 compared to $56.2 million of goodwill and other intangible assets at December 31, 2017.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For March 31, 2018, the capital conservation buffer was 1.875% and for December 31, 2017, the capital conservation buffer was 1.25%. At March 31, 2018, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2018 Ratio	12/31/2017 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	13.83%	13.62%	8.00%	N/A
Bank	12.34%	12.29%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.25%	12.99%	6.00%	N/A
Bank	11.77%	11.66%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.81%	12.55%	4.50%	N/A
Bank	11.77%	11.66%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.81%	10.71%	4.00%	N/A
Bank	9.62%	9.63%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $30.1 million during the three months March 31, 2018 ending at $40.2 million.  During the three months ended March 31, 2018, operating activities resulted in net cash inflows of $13.7 million. Investing activities resulted in net cash outflows of $22.8 million during the three months ended March 31, 2018.  Financing activities resulted in net cash outflows for the three months ended March 31, 2018 of $21.1 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2018, the parent company had approximately $27.9 million of cash and cash equivalents available to meet its cash flow needs.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; its adequacy of allowance for loan losses, levels of provisions for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; tax estimates and recognition; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “plan,” “expect,” “can,” “might,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made.

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in this Item 2 list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities; risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations; factors driving impairment charges on investments; the impact, extent and timing of technological changes; potential cyber-attacks, information security breaches and other criminal activities; litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future; actions of the Federal Reserve Board; changes in accounting principles and interpretations; the expected impact of U.S. tax regulations passed in December 2017; potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary; actions of the regulatory authorities under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; impacts resulting from possible amendments or revisions to the Dodd-Frank Act and the regulations promulgated thereunder, or to Consumer Financial Protection Bureau rules and regulations; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements.

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2017, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2018 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$105,155	(2.37)%
+1%	106,465	(1.16)%
Base	107,711	—
-1%	103,514	(3.90)%
-2%	95,808	(11.05)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2018 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2018 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$441,178	(8.26)%	15.12%	(54) b.p.
+1%	463,198	(3.69)%	15.46%	(20) b.p.
Base	480,921	—	15.66%	—
-1%	466,968	(2.90)%	14.90%	(76) b.p.
-2%	425,103	(11.61)%	13.33%	(233) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings, other than litigation incidental to the ordinary business of the Company, of a material nature to which the Company is a party or of which any of its properties are subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2018	—	—	—	409,184
February 2018	—	—	—	409,184
March 2018	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through March 31, 2018 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended March 31, 2018.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.      Exhibits

The following exhibits are included with this Report or incorporated herein by reference.

Exhibit No.	Description
2.1
Purchase and Assumption Agreement by and between German American Bancorp and MainSource Bank, dated February 12, 2018, is incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed February 13, 2018 (SEC File No. 001-15877).

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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

GERMAN AMERICAN BANCORP, INC.

Date: May 9, 2018	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)