Form 10-Q
period 2018-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2018-08-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2018

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Shares, no par value	22,968,078

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and Due from Banks	$60,244	$58,233
Federal Funds Sold and Other Short-term Investments	11,038	12,126
Cash and Cash Equivalents	71,282	70,359

Securities Available-for-Sale, at Fair Value	739,481	740,641
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	9,552	6,719

Loans	2,321,845	2,145,019
Less: Unearned Income	(3,335)	(3,381)
Allowance for Loan Losses	(15,637)	(15,694)
Loans, Net	2,302,873	2,125,944

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	66,641	54,246
Other Real Estate	40	54
Goodwill	60,913	54,058
Intangible Assets	5,065	2,102
Company Owned Life Insurance	46,655	46,385
Accrued Interest Receivable and Other Assets	28,641	30,451
TOTAL ASSETS	$3,344,544	$3,144,360

LIABILITIES
Non-interest-bearing Demand Deposits	$629,724	$606,134
Interest-bearing Demand, Savings, and Money Market Accounts	1,611,583	1,490,033
Time Deposits	360,133	387,885
Total Deposits	2,601,440	2,484,052

FHLB Advances and Other Borrowings	354,803	275,216
Accrued Interest Payable and Other Liabilities	17,761	20,521
TOTAL LIABILITIES	2,974,004	2,779,789

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	22,968	22,934
Additional Paid-in Capital	165,917	165,288
Retained Earnings	194,994	178,969
Accumulated Other Comprehensive Loss	(13,339)	(2,620)
TOTAL SHAREHOLDERS’ EQUITY	370,540	364,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,344,544	$3,144,360
End of period shares issued and outstanding	22,967,898	22,934,403

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2018	2017
INTEREST INCOME
Interest and Fees on Loans	$26,308	$22,602
Interest on Federal Funds Sold and Other Short-term Investments	54	27
Interest and Dividends on Securities:
Taxable	2,962	2,702
Non-taxable	2,209	2,070
TOTAL INTEREST INCOME	31,533	27,401

INTEREST EXPENSE
Interest on Deposits	2,848	1,626
Interest on FHLB Advances and Other Borrowings	1,216	962
TOTAL INTEREST EXPENSE	4,064	2,588

NET INTEREST INCOME	27,469	24,813
Provision for Loan Losses	1,220	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,249	24,463

NON-INTEREST INCOME
Trust and Investment Product Fees	1,677	1,350
Service Charges on Deposit Accounts	1,643	1,478
Insurance Revenues	1,696	1,744
Company Owned Life Insurance	260	480
Interchange Fee Income	1,714	1,156
Other Operating Income	913	630
Net Gains on Sales of Loans	905	959
Net Gains on Securities	74	—
TOTAL NON-INTEREST INCOME	8,882	7,797

NON-INTEREST EXPENSE
Salaries and Employee Benefits	12,019	11,460
Occupancy Expense	1,811	1,570
Furniture and Equipment Expense	716	654
FDIC Premiums	238	232
Data Processing Fees	1,398	1,044
Professional Fees	1,361	913
Advertising and Promotion	857	630
Intangible Amortization	306	242
Other Operating Expenses	3,002	2,251
TOTAL NON-INTEREST EXPENSE	21,708	18,996

Income before Income Taxes	13,423	13,264
Income Tax Expense	2,326	3,425
NET INCOME	$11,097	$9,839

Basic Earnings per Share	$0.48	$0.43
Diluted Earnings per Share	$0.48	$0.43

Dividends per Share	$0.15	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2018	2017
INTEREST INCOME
Interest and Fees on Loans	$50,258	$44,864
Interest on Federal Funds Sold and Other Short-term Investments	110	54
Interest and Dividends on Securities:
Taxable	5,960	5,421
Non-taxable	4,350	4,095
TOTAL INTEREST INCOME	60,678	54,434

INTEREST EXPENSE
Interest on Deposits	5,131	3,069
Interest on FHLB Advances and Other Borrowings	2,468	1,827
TOTAL INTEREST EXPENSE	7,599	4,896

NET INTEREST INCOME	53,079	49,538
Provision for Loan Losses	1,570	850
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	51,509	48,688

NON-INTEREST INCOME
Trust and Investment Product Fees	3,450	2,593
Service Charges on Deposit Accounts	3,114	2,962
Insurance Revenues	4,626	4,384
Company Owned Life Insurance	572	734
Interchange Fee Income	3,196	2,179
Other Operating Income	1,517	1,487
Net Gains on Sales of Loans	1,555	1,646
Net Gains on Securities	344	—
TOTAL NON-INTEREST INCOME	18,374	15,985

NON-INTEREST EXPENSE
Salaries and Employee Benefits	24,145	22,904
Occupancy Expense	3,555	3,119
Furniture and Equipment Expense	1,381	1,287
FDIC Premiums	475	471
Data Processing Fees	2,525	2,055
Professional Fees	2,232	1,716
Advertising and Promotion	1,558	1,408
Intangible Amortization	512	495
Other Operating Expenses	5,780	4,577
TOTAL NON-INTEREST EXPENSE	42,163	38,032

Income before Income Taxes	27,720	26,641
Income Tax Expense	4,810	7,246
NET INCOME	$22,910	$19,395

Basic Earnings per Share	$1.00	$0.85
Diluted Earnings per Share	$1.00	$0.85

Dividends per Share	$0.30	$0.26

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2018	2017

NET INCOME	$11,097	$9,839

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss)Arising During the Period	(1,840)	10,133
Reclassification Adjustment for Gains Included in Net Income	(74)	—
Tax Effect	413	(3,567)
Net of Tax	(1,501)	6,566

Total Other Comprehensive Income (Loss)	(1,501)	6,566

COMPREHENSIVE INCOME	$9,596	$16,405

	Six Months Ended June 30,
	2018	2017

NET INCOME	$22,910	$19,395

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(13,292)	16,312
Reclassification Adjustment for Gains Included in Net Income	(344)	—
Tax Effect	2,917	(5,748)
Net of Tax	(10,719)	10,564

Total Other Comprehensive Income (Loss)	(10,719)	10,564

COMPREHENSIVE INCOME	$12,191	$29,959

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,910	$19,395
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,793	1,669
Depreciation and Amortization	2,601	2,317
Loans Originated for Sale	(65,071)	(57,304)
Proceeds from Sales of Loans Held-for-Sale	63,710	64,286
Provision for Loan Losses	1,570	850
Gain on Sale of Loans, net	(1,555)	(1,646)
Gain on Securities, net	(344)	—
Gain on Sales of Other Real Estate and Repossessed Assets	(13)	(7)
Loss (Gain) on Disposition and Donation of Premises and Equipment	(36)	2
Increase in Cash Surrender Value of Company Owned Life Insurance	(521)	(759)
Equity Based Compensation	562	637
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,924	(196)
Interest Payable and Other Liabilities	90	(751)
Net Cash from Operating Activities	28,620	28,493

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Securities Available-for-Sale	37,481	40,792
Proceeds from Sales of Securities Available-for-Sale	17,515	—
Purchase of Securities Available-for-Sale	(68,923)	(56,941)
Purchase of Loans	—	(59)
Proceeds from Sales of Loans	6,000	—
Loans Made to Customers, net of Payments Received	(66,922)	(43,297)
Proceeds from Sales of Other Real Estate	54	190
Property and Equipment Expenditures	(8,862)	(3,302)
Proceeds from Sales of Property and Equipment	40	—
Acquire Bank Branches	41,392	—
Net Cash from Investing Activities	(42,225)	(62,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(58,239)	13,909
Change in Short-term Borrowings	89,640	(18,851)
Advances in Long-term Debt	35,000	50,000
Repayments of Long-term Debt	(45,089)	(25,804)
Issuance (Retirement) of Common Stock	101	(29)
Dividends Paid	(6,885)	(5,880)
Net Cash from Financing Activities	14,528	13,345

Net Change in Cash and Cash Equivalents	923	(20,779)
Cash and Cash Equivalents at Beginning of Year	70,359	64,816
Cash and Cash Equivalents at End of Period	$71,282	$44,037

Cash Paid During the Period for
Interest	$7,641	$4,913
Income Taxes	2,150	7,239

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$27	$1,230

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
June 30, 2018
(unaudited, dollars in thousands except share and per share data

NOTE 2 - Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	June 30,
Non-interest Income	2018	2017
In-Scope of Topic 606:
Trust and Investment Product Fees	$1,677	$1,350
Service Charges on Deposit Accounts	1,643	1,478
Insurance Revenues	1,696	1,744
Interchange Fee Income	1,714	1,156
Other Operating Income	442	387
Non-interest Income (in-scope of Topic 606)	7,172	6,115
Non-interest Income (out-of-scope of Topic 606)	1,710	1,682
Total Non-interest Income	$8,882	$7,797

	Six Months Ended
	June 30,
Non-interest Income	2018	2017
In-Scope of Topic 606:
Trust and Investment Product Fees	$3,450	$2,593
Service Charges on Deposit Accounts	3,114	2,962
Insurance Revenues	4,626	4,384
Interchange Fee Income	3,196	2,179
Other Operating Income	820	731
Non-interest Income (in-scope of Topic 606)	15,206	12,849
Non-interest Income (out-of-scope of Topic 606)	3,168	3,136
Total Non-interest Income	$18,374	$15,985

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2018	2017
Basic Earnings per Share:
Net Income	$11,097	$9,839
Weighted Average Shares Outstanding	22,968,178	22,929,426
Basic Earnings per Share	$0.48	$0.43

Diluted Earnings per Share:
Net Income	$11,097	$9,839

Weighted Average Shares Outstanding	22,968,178	22,929,426
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	22,968,178	22,929,426
Diluted Earnings per Share	$0.48	$0.43

For the three months ended June 30, 2018 and 2017, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2018	2017
Basic Earnings per Share:
Net Income	$22,910	$19,395
Weighted Average Shares Outstanding	22,954,367	22,919,094
Basic Earnings per Share	$1.00	$0.85

Diluted Earnings per Share:
Net Income	$22,910	$19,395

Weighted Average Shares Outstanding	22,954,367	22,919,094
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	22,954,367	22,919,094
Diluted Earnings per Share	$1.00	$0.85

For the six months ended June 30, 2018 and 2017, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2018 and December 31, 2017, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2018
Obligations of State and Political Subdivisions	$277,135	$3,732	$(2,030)	$278,837
MBS/CMO - Residential	478,983	57	(18,396)	460,644
Total	$756,118	$3,789	$(20,426)	$739,481

December 31, 2017
Obligations of State and Political Subdivisions	$267,437	$6,733	$(861)	$273,309
MBS/CMO - Residential	476,205	416	(9,289)	467,332
Total	$743,642	$7,149	$(10,150)	$740,641

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO - Residential") are residential mortgage-backed securities and guaranteed by government sponsored entities.

Equity securities that do not have readily determinable fair values are included as "Other Investments" on the Consolidated Balance Sheet, are carried at historical cost and are evaluated for impairment on a periodic basis.  The Company's equity securities consist of one non-controlling investment in a single banking organization at June 30, 2018 and December 31, 2017. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. When a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.

The amortized cost and fair value of securities at June 30, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,588	$2,602
Due after one year through five years	21,074	21,560
Due after five years through ten years	75,427	76,655
Due after ten years	178,046	178,020
MBS/CMO - Residential	478,983	460,644
Total	$756,118	$739,481

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017

Proceeds from Sales	$10,220	$—
Gross Gains on Sales	74	—
Income Taxes on Gross Gains	16	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data

NOTE 4 - Securities (continued)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

Proceeds from Sales	$17,515	$—
Gross Gains on Sales	344	—
Income Taxes on Gross Gains	73	—

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $206,633 and $165,404 as of June 30, 2018 and December 31, 2017, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2018 and December 31, 2017, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$71,937	$(1,096)	$23,735	$(934)	$95,672	$(2,030)
MBS/CMO - Residential	226,405	(6,454)	226,703	(11,942)	453,108	(18,396)
Total	$298,342	$(7,550)	$250,438	$(12,876)	$548,780	$(20,426)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$33,230	$(237)	$24,161	$(624)	$57,391	$(861)
MBS/CMO - Residential	172,354	(2,048)	250,520	(7,241)	422,874	(9,289)
Total	$205,584	$(2,285)	$274,681	$(7,865)	$480,265	$(10,150)

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

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $86.7 million at June 30, 2018 and $87.8 million at December 31, 2017. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$86,739	$2,845	$87,788	$1,564

Included in Other Liabilities:
Interest Rate Swaps	$86,739	$2,797	$87,788	$1,633

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Rate Swaps:
Included in Other Operating Income	$26	$—	$116	$348

NOTE 6 – Loans

Loans were comprised of the following classifications at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Commercial:
Commercial and Industrial Loans and Leases	$518,299	$486,668
Commercial Real Estate Loans	986,486	926,729
Agricultural Loans	352,308	333,227
Retail:
Home Equity Loans	169,456	152,187
Consumer Loans	71,859	67,475
Residential Mortgage Loans	223,437	178,733
Subtotal	2,321,845	2,145,019
Less: Unearned Income	(3,335)	(3,381)
Allowance for Loan Losses	(15,637)	(15,694)
Loans, Net	$2,302,873	$2,125,944

As further described in Note 14, during 2018 the Company acquired loans with a fair value of $117,619 as part of a branch acquisition. This was made up of loans with an acquired balance of $120,499, net of $2,880 of fair value discounts at date of acquisition. At June 30, 2018, the remaining carrying amount of such loans totaled $115,713, which is included in the table above. This amount is made up of loans with a remaining balance of $118,517 net of remaining fair value discounts of $2,804. No loans with deteriorated credit quality were acquired as part of the branch acquisition described in Note 14.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended June 30, 2018 and 2017:

June 30, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,603	$4,622	$4,825	$272	$316	$327	$495	$14,460
Provision for Loan Losses	(44)	335	753	86	107	19	(36)	1,220
Recoveries	4	5	—	8	68	29	—	114
Loans Charged-off	—	(4)	—	—	(144)	(9)	—	(157)
Ending Balance	$3,563	$4,958	$5,578	$366	$347	$366	$459	$15,637

June 30, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,612	$5,696	$4,361	$299	$244	$348	$606	$15,166
Provision for Loan Losses	62	(259)	468	16	54	19	(10)	350
Recoveries	7	34	—	2	67	8	—	118
Loans Charged-off	(9)	(155)	—	(17)	(111)	(22)	—	(314)
Ending Balance	$3,672	$5,316	$4,829	$300	$254	$353	$596	$15,320

The following tables present the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2018 and 2017:

June 30, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694
Provision for Loan Losses	323	360	684	42	204	1	(44)	1,570
Recoveries	5	11	—	10	157	31	—	214
Loans Charged-off	(1,500)	(4)	—	(16)	(312)	(9)	—	(1,841)
Ending Balance	$3,563	$4,958	$5,578	$366	$347	$366	$459	$15,637

June 30, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808
Provision for Loan Losses	(53)	19	735	33	172	38	(94)	850
Recoveries	9	39	—	2	127	35	—	212
Loans Charged-off	(9)	(194)	—	(18)	(280)	(49)	—	(550)
Ending Balance	$3,672	$5,316	$4,829	$300	$254	$353	$596	$15,320

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
June 30, 2018
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2018 and December 31, 2017:

June 30, 2018	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,372	$233	$1,139	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,228	3,327	3,790	5,578	366	347	361	459
Acquired with Deteriorated Credit Quality	37	3	29	—	—	—	5	—
Total Ending Allowance Balance	$15,637	$3,563	$4,958	$5,578	$366	$347	$366	$459

Loans:
Loans Individually Evaluated for Impairment	$9,897	$3,840	$6,057	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,313,658	515,126	977,762	355,566	170,141	72,045	223,018	n/m(2)
Loans Acquired with Deteriorated Credit Quality	7,776	783	5,174	951	—	—	868	n/m(2)
Total Ending Loans Balance(1)	$2,331,331	$519,749	$988,993	$356,517	$170,141	$72,045	$223,886	n/m(2)

(1)Total recorded investment in loans includes $9,486 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2017	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$2,228	$1,399	$829	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,455	3,333	3,759	4,894	330	298	338	503
Acquired with Deteriorated Credit Quality	11	3	3	—	—	—	5	—
Total Ending Allowance Balance	$15,694	$4,735	$4,591	$4,894	$330	$298	$343	$503

Loans:
Loans Individually Evaluated for Impairment	$11,633	$5,918	$5,552	$163	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,133,752	481,152	917,036	336,849	152,757	67,647	178,311	n/m(2)
Loans Acquired with Deteriorated Credit Quality	9,117	988	6,452	789	—	—	888	n/m(2)
Total Ending Loans Balance(1)	$2,154,502	$488,058	$929,040	$337,801	$152,757	$67,647	$179,199	n/m(2)

(1)Total recorded investment in loans includes $9,483 in accrued interest.
(2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2018 and December 31, 2017:

June 30, 2018	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,135	$1,139	$—
Commercial Real Estate Loans	1,203	1,177	—
Agricultural Loans	663	538	—
Subtotal	3,001	2,854	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,923	2,706	236
Commercial Real Estate Loans	5,265	5,079	1,168
Agricultural Loans	—	—	—
Subtotal	8,188	7,785	1,404
Total	$11,189	$10,639	$1,404

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$663	$538	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$410	$204	$32

(1) Unpaid Principal Balance is the remaining contractual principal payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the three month period ended June 30, 2018 and 2017:

June 30, 2018	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,142	$13	$—
Commercial Real Estate Loans	1,180	13	—
Agricultural Loans	546	—	—
Subtotal	2,868	26	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,690	1	—
Commercial Real Estate Loans	5,130	6	—
Agricultural Loans	—	—	—
Subtotal	7,820	7	—
Total	$10,688	$33	$—

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$546	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$207	$7	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the six month period ended June 30, 2018 and 2017:

June 30, 2018	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,163	$26	$1
Commercial Real Estate Loans	1,294	26	6
Agricultural Loans	623	—	—
Subtotal	3,080	52	7
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,487	2	—
Commercial Real Estate Loans	4,876	9	—
Agricultural Loans	—	—	—
Subtotal	8,363	11	—
Total	$11,443	$63	$7

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$548	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$211	$11	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of June 30, 2018 and December 31, 2017:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Commercial and Industrial Loans and Leases	$2,701	$4,753	$455	$—
Commercial Real Estate Loans	4,966	4,618	93	474
Agricultural Loans	538	748	—	268
Home Equity Loans	94	199	—	—
Consumer Loans	47	286	—	—
Residential Mortgage Loans	607	487	—	—
Total	$8,953	$11,091	$548	$742
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$600	$866	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2018 and December 31, 2017:

June 30, 2018	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$519,749	$4,438	$178	$1,073	$5,689	$514,060
Commercial Real Estate Loans	988,993	485	532	2,266	3,283	985,710
Agricultural Loans	356,517	616	1,313	—	1,929	354,588
Home Equity Loans	170,141	500	127	94	721	169,420
Consumer Loans	72,045	496	77	47	620	71,425
Residential Mortgage Loans	223,886	3,054	560	407	4,021	219,865
Total(1)	$2,331,331	$9,589	$2,787	$3,887	$16,263	$2,315,068
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,776	$60	$71	$26	$157	$7,619
Loans Acquired in Current Year (Included in the Total Above)	$115,960	$106	$17	$—	$123	$115,837

(1)Total recorded investment in loans includes $9,486 in accrued interest.

December 31, 2017	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$488,058	$209	$1,365	$905	$2,479	$485,579
Commercial Real Estate Loans	929,040	1,229	1,650	677	3,556	925,484
Agricultural Loans	337,801	27	—	268	295	337,506
Home Equity Loans	152,757	366	93	199	658	152,099
Consumer Loans	67,647	246	97	286	629	67,018
Residential Mortgage Loans	179,199	2,850	1,247	261	4,358	174,841
Total(1)	$2,154,502	$4,927	$4,452	$2,596	$11,975	$2,142,527
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$9,117	$342	$74	$27	$443	$8,674

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

During the three and six months ended June 30, 2018, there were no loans modified as a troubled debt restructuring. During the three months ended June 30, 2017, there was one loan modified as a troubled debt restructuring. During the six months ended June 30, 2017, there was two loans modified as troubled debt restructurings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the recorded investment of troubled debt restructurings by class of loans as of June 30, 2018 and December 31, 2017:

June 30, 2018	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$190	$123	$67
Commercial Real Estate Loans	—	—	—
Total	$190	$123	$67

December 31, 2017	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$258	$125	$133
Commercial Real Estate Loans	24	24	—
Total	$282	$149	$133

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of June 30, 2018 and December 31, 2017 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ending June 30, 2018 and 2017:

June 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the three months ending June 30, 2018.

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

The following tables present loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2018 and 2017:

June 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the six months ending June 30, 2018.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ending June 30, 2018 and 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$499,876	$4,247	$15,626	$—	$519,749
Commercial Real Estate Loans	960,045	14,248	14,700	—	988,993
Agricultural Loans	323,339	20,427	12,751	—	356,517
Total	$1,783,260	$38,922	$43,077	$—	$1,865,259
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$2,552	$1,597	$2,759	$—	$6,908
Loans Acquired in Current Year (Included in the Total Above)	$52,771	$—	$—	$—	$52,771

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of June 30, 2018 and December 31, 2017:

June 30, 2018	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$170,047	$71,998	$223,279
Nonperforming	94	47	607
Total	$170,141	$72,045	$223,886
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$868

December 31, 2017	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$152,558	$67,361	$178,712
Nonperforming	199	286	487
Total	$152,757	$67,647	$179,199
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$888

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	June 30, 2018	December 31, 2017

Commercial and Industrial Loans	$783	$988
Commercial Real Estate Loans	5,174	6,452
Agricultural Loans	951	789
Residential Mortgage Loans	868	888
Total	$7,776	$9,117

Carrying Amount, Net of Allowance	$7,739	$9,106

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2018	2017

Balance at April 1	$2,739	$2,790
New Loans Purchased	—	—
Accretion of Income	(140)	(240)
Reclassifications from Non-accretable Difference	65	155
Charge-off of Accretable Yield	(97)	—
Balance at June 30	$2,567	$2,705

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended June 30, 2018 and 2017. The Company reversed allowance for loan losses of $3 and $56 during the three months ended June 30, 2018 and 2017.

	2018	2017

Balance at January 1	$2,734	$2,521
New Loans Purchased	—	—
Accretion of Income	(221)	(282)
Reclassifications from Non-accretable Difference	151	466
Charge-off of Accretable Yield	(97)	—
Balance at June 30	$2,567	$2,705

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $30 and $11 during the six months ended June 30, 2018 and 2017. The Company reversed allowance for loan losses of $3 and $56 during the six months ended June 30, 2018 and 2017.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $0 as of June 30, 2018 and $14 as of December 31, 2017.

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $35,039 and $41,499 as of June 30, 2018 and December 31, 2017, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 58 banking offices at June 30, 2018. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2018
Net Interest Income	$27,672	$(1)	$3	$(205)	$27,469
Net Gains on Sales of Loans	905	—	—	—	905
Net Gains on Securities	74	—	—	—	74
Trust and Investment Product Fees	—	1,677	—	—	1,677
Insurance Revenues	5	2	1,689	—	1,696
Noncash Items:
Provision for Loan Losses	1,220	—	—	—	1,220
Depreciation and Amortization	1,316	1	21	64	1,402
Income Tax Expense (Benefit)	2,487	96	13	(270)	2,326
Segment Profit (Loss)	11,478	269	30	(680)	11,097
Segment Assets at June 30, 2018	3,346,765	1,886	11,013	(15,120)	3,344,544

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2017
Net Interest Income	$24,999	$1	$2	$(189)	$24,813
Net Gains on Sales of Loans	959	—	—	—	959
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	1	1,350	—	(1)	1,350
Insurance Revenues	12	8	1,724	—	1,744
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	1,103	4	19	64	1,190
Income Tax Expense (Benefit)	3,615	49	48	(287)	3,425
Segment Profit (Loss)	9,791	66	74	(92)	9,839
Segment Assets at December 31, 2017	3,142,096	1,987	10,078	(9,801)	3,144,360

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2018
Net Interest Income	$53,462	$2	$5	$(390)	$53,079
Net Gains on Sales of Loans	1,555	—	—	—	1,555
Net Gains on Securities	344	—	—	—	344
Trust and Investment Product Fees	2	3,448	—	—	3,450
Insurance Revenues	6	4	4,616	—	4,626
Noncash Items:
Provision for Loan Losses	1,570	—	—	—	1,570
Depreciation and Amortization	2,431	2	40	128	2,601
Income Tax Expense (Benefit)	4,731	232	334	(487)	4,810
Segment Profit (Loss)	22,240	654	969	(953)	22,910
Segment Assets at June 30, 2018	3,346,765	1,886	11,013	(15,120)	3,344,544

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2017
Net Interest Income	$49,908	$2	$4	$(376)	$49,538
Net Gains on Sales of Loans	1,646	—	—	—	1,646
Net Gains on Securities	—	—	—	—	—
Trust and Investment Product Fees	2	2,594	—	(3)	2,593
Insurance Revenues	14	13	4,357	—	4,384
Noncash Items:
Provision for Loan Losses	850	—	—	—	850
Depreciation and Amortization	2,144	7	38	128	2,317
Income Tax Expense (Benefit)	7,237	83	475	(549)	7,246
Segment Profit (Loss)	18,756	110	747	(218)	19,395
Segment Assets at December 31, 2017	3,142,096	1,987	10,078	(9,801)	3,144,360

NOTE 9 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of June 30, 2018, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the three or six months ended June 30, 2018 and 2017.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At June 30, 2018, the Company has reserved 386,754 shares of common stock for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and six months ended June 30, 2018 and 2017, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2018 and 2017 because all outstanding options were fully vested prior to 2007.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended June 30, 2018 and 2017, the Company granted awards of 450 and 210 shares of restricted stock, respectively. During the six months ended June 30, 2018 and 2017, the Company granted awards of 35,310 and 38,100 shares of restricted stock, respectively. Total unvested restricted stock awards at June 30, 2018 and December 31, 2017 were 79,801 and 46,306, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2018	2017

Restricted Stock Expense	$383	$342
Cash Entitlement Expense	172	181
Tax Effect	(145)	(205)
Net of Tax	$410	$318

	Six Months Ended June 30,
	2018	2017

Restricted Stock Expense	$661	$649
Cash Entitlement Expense	342	340
Tax Effect	(262)	(388)
Net of Tax	$741	$601

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,822 and $2,739 as of June 30, 2018 and 2017, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At June 30, 2018, there were 557,203 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)

There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2018 and 2017. There was no unrecognized compensation expense as of June 30, 2018 and 2017 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities and Other Investments: The fair values for investment securities and other investments are determined by quoted market prices, if available (Level 1). For investment securities and other investments where quoted prices are not available, fair values are calculated based on market prices of similar investment securities and other investments (Level 2). For investment securities and other investments where quoted prices or market prices of similar investment securities and other investments are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2018, the Company held $5.5 million in Level 3 securities which consist of $5.2 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities and other investments are reported by the Company in a Level 3 classification.

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
June 30, 2018
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Obligations of State and Political Subdivisions	$—	$273,670	$5,167	$278,837
MBS/CMO - Residential	—	460,644	—	460,644
Equity Securities	—	—	353	353
Total Securities and Other Investments	$—	$734,314	$5,520	$739,834

Loans Held-for-Sale	$—	$9,552	$—	$9,552

Derivative Assets	$—	$2,845	$—	$2,845

Mortgage Servicing Rights	$—	$1,052	$—	$1,052

Derivative Liabilities	$—	$2,797	$—	$2,797

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Obligations of State and Political Subdivisions	$—	$267,660	$5,649	$273,309
MBS/CMO - Residential	—	467,332	—	467,332
Equity Securities	—	—	353	353
Total Securities and Other Investments	$—	$734,992	$6,002	$740,994

Loans Held-for-Sale	$—	$6,719	$—	$6,719

Derivative Assets	$—	$1,564	$—	$1,564

Mortgage Servicing Rights	$—	$547	$—	$547

Derivative Liabilities	$—	$1,633	$—	$1,633

There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2018 and December 31, 2017.

At June 30, 2018, the aggregate fair value of the Loans Held-for-Sale was $9,552. Aggregate contractual principal balance was $9,377 with a difference of $175.  At December 31, 2017, the aggregate fair value of the Loans Held-for-Sale was $6,719. Aggregate contractual principal balance was $6,576 with a difference of $143.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017:

	Obligations of State and Political Subdivisions		Equity Securities
	2018	2017	2018	2017

Balance of Recurring Level 3 Assets at April 1	$5,171	$6,447	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	(4)	17	—	—
Maturities / Calls	—	—	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$5,167	$6,464	$353	$353

	Obligations of State and Political Subdivisions		Equity Securities
	2018	2017	2018	2017

Balance of Recurring Level 3 Assets at January 1	$5,649	$7,295	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	(22)	34	—	—
Maturities / Calls	(460)	(865)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$5,167	$6,464	$353	$353

Of the total gain/loss for the three and six months ended June 30, 2018 ($4) and ($22) was attributable to other changes in fair value, respectively. Of the total gain/loss for the three and six months ended June 30, 2017, $17 and $34 was attributable to other changes in fair value, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,468	$2,468
Commercial Real Estate Loans	—	—	3,741	3,741

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$3,354	$3,354
Commercial Real Estate Loans	—	—	3,438	3,438

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,581 with a valuation allowance of $1,372, resulting in an increase to the provision for loan losses of $191 for the three months ended June 30, 2018 and a decrease to the provision for loan losses of $856 for the six months ended June 30, 2018. For the three months ended June 30, 2017, impaired loans resulted in a decrease to the provision for loan losses of $273 and an increase to the provision for loan losses of $5 for the six months ended June 30, 2017. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,020 with a valuation allowance of $2,228, resulting in an increase to the provision for loan losses of $1,973 for the year ended December 31, 2017.

There was no Other Real Estate carried at fair value less costs to sell at June 30, 2018. No charge to earnings was included in the three and six months ended June 30, 2018 and 2017. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2017. No charge to earnings was included in the year ended December 31, 2017.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,468	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (89%)
Impaired Loans - Commercial Real Estate Loans	$3,741	Sales comparison approach	Adjustment for physical condition of comparable properties sold	17%-76% (46%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2018 and December 31, 2017. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the table below for June 30, 2018, presents the fair values measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entrance price notion.

		Fair Value Measurements at June 30, 2018 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$71,282	$60,244	$11,038	$—	$71,282
Loans, Net	2,296,664	—	—	2,259,096	2,259,096
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	13,395	—	3,809	9,586	13,395
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,241,307)	(2,241,307)	—	—	(2,241,307)
Time Deposits	(360,133)	—	(358,646)	—	(358,646)
Short-term Borrowings	(223,139)	—	(223,139)	—	(223,139)
Long-term Debt	(131,664)	—	(118,614)	(8,459)	(127,073)
Accrued Interest Payable	(1,016)	—	(940)	(76)	(1,016)

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$70,359	$48,467	$16,349	$—	$64,816
Loans, Net	2,119,152	—	—	2,120,154	2,120,154
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	13,258	—	3,574	9,684	13,258
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,096,167)	(1,096,167)	—	—	(1,096,167)
Time Deposits	(387,885)	—	(388,640)	—	(388,640)
Short-term Borrowings	(133,499)	—	(133,499)	—	(133,499)
Long-term Debt	(141,717)	—	(129,366)	(11,052)	(140,418)
Accrued Interest Payable	(1,058)	—	(1,042)	(16)	(1,058)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2018 and 2017, net of tax:

June 30, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2018	$(11,553)	$(285)	$(11,838)
Other Comprehensive Income (Loss) Before Reclassification	(1,443)	—	(1,443)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(58)	—	(58)
Net Current Period Other Comprehensive Income (Loss)	(1,501)	—	(1,501)
Ending Balance at June 30, 2018	$(13,054)	$(285)	$(13,339)

June 30, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2018	$(2,335)	$(285)	$(2,620)
Other Comprehensive Income (Loss) Before Reclassification	(10,448)	—	(10,448)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(271)	—	(271)
Net Current Period Other Comprehensive Income (Loss)	(10,719)	—	(10,719)
Ending Balance at June 30, 2018	$(13,054)	$(285)	$(13,339)

June 30, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2017	$(2,314)	$(92)	$(2,406)
Other Comprehensive Income (Loss) Before Reclassification	6,566	—	6,566
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	6,566	—	6,566
Ending Balance at June 30, 2017	$4,252	$(92)	$4,160

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$74	Net Gains on Securities
	(16)	Income Tax Expense
	58	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2018	$58

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$344	Net Gains on Securities
	(73)	Income Tax Expense
	271	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2018	$271

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2017	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

NOTE 13 - Newly Issued Accounting Pronouncements

In January 2016, the FASB amended existing guidance (ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Also, it requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company notes that the impact of adoption is to carry the equity security at fair value or at cost, less impairment when fair value is not readily determinable, with observable price changes being recognized in earnings. The Company adopted ASU 2016-01 on January 1, 2018 and no adjustment to the single equity security was performed upon adoption. Also, upon adoption of ASU 2016-01, this equity security is no longer classified as available-for-sale. For additional information on this equity security, see Note 4 - Securities. Per ASU 2016-01 guidance, the Company reported the fair value of financial instruments based upon an exit price notion for June 30, 2018. For additional information, see Note 11 - Fair Value.

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
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Newly Issued Accounting Pronouncements (continued)

In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Based on our leases outstanding as of June 30, 2018, the Company does not expect this new guidance to have a material impact on the consolidated results of operation. However as a result of this new guidance, the Company anticipates an estimated increase in its Consolidated Balance Sheet of approximately $6,000. This impact will vary based on the Company's future decisions to enter into new lease agreements or exit/renew current lease agreements prior to the date of implementation.

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

NOTE 14 – Business Combinations

Branch Acquisition
On May 18, 2018, German American Bank completed the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018) and certain related assets, and the assumption by German American Bank of certain related liabilities. Four of the branches are located in Columbus, Indiana, and one in Greensburg, Indiana. At the time of closing, German American Bank acquired approximately $175.3 million in deposits and approximately $117.6 million in loans associated with the five bank branches. The premium paid on deposits by German American Bank was approximately $7.4 million. The premium is subject to adjustment to reflect increases or decreases in the deposit balances during the six month period following the closing date. German American Bank also has the ability, under certain circumstances, to put loans back to First Financial Bancorp’s bank subsidiary during such six month period. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value estimates included in these financial statements are based on preliminary valuations. The Company expects that final valuation estimates will be completed during the year ending December 31, 2018.

This branch acquisition was consistent with the Company's strategy to continue building its regional presence in Southern Indiana. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Business Combinations (continued)

In accordance with ASC 805, the Company has expensed approximately $632 of direct acquisition costs and recorded $6.9 million of goodwill and $3.5 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $6.9 million is tax deductible and will be amortized over 15 years. The following table summarizes the fair value of the total cash received as part of the branch acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Total Cash Received from First Financial	$40,637

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$755
Loans	117,604
Premises, Furniture & Equipment	5,666
Intangible Assets	3,475
Accrued Interest Receivable and Other Assets	780
Deposits - Non-interest Bearing	(39,607)
Deposits - Interest Bearing	(136,096)
Accrued Interest Payable and Other Liabilities	(69)

Total Identifiable Net Assets	$(47,492)

Goodwill	$6,855

Pending Bank Acquisition
On May 22, 2018, the Company entered into a definitive agreement to acquire First Security, Inc. ("First Security") through the merger of First Security with and into the Company (the “Merger”). Immediately following completion of the Merger, First Security’s subsidiary bank, First Security Bank, Inc., will be merged with and into the Company’s subsidiary bank, German American Bank. First Security, based in Owensboro, Kentucky, operates 11 retail banking offices through First Security Bank, Inc., in Owensboro, Bowling Green, Franklin and Lexington, Kentucky and in Evansville and Newburgh, Indiana. At March 31, 2018, First Security had total assets of approximately $586 million, total loans of approximately $409 million, and total deposits of approximately $458 million.

Under terms of the definitive agreement, each record holder of First Security common stock (other than shares held by dissenting stockholders and shares held by the First Security, Inc. 401k and Employee Stock Ownership Plan (the "KSOP")) will receive (a) 0.7982 shares of the Company’s common stock in a tax-free exchange for each share of First Security common stock, plus (b) a cash payment of $12.00 for each share of First Security common stock. The KSOP, as a record holder of shares of First Security common stock, will receive, for each share of First Security common stock then held by the KSOP, a cash payment equal to $40.00. Any option to acquire a share of First Security common stock outstanding at the closing of the Merger will be cancelled in exchange for a cash payment equal to (x) $40.00, less (y) the applicable exercise price, and less (z) any withholding taxes. The cash payment per outstanding share (including each KSOP share) and per outstanding option described above are also subject to reduction in the event the "Effective Time Book Value" (as defined in and calculated pursuant to the definitive agreement) of First Security falls below certain thresholds at the time of closing of the Merger.

Based on First Security's number of shares of common stock currently outstanding, the Company expects to issue approximately 2.0 million shares of its common stock, and pay approximately $31 million in cash, in exchange for all of the issued and outstanding shares of common stock of First Security (including those held by the KSOP) and in cancellation of all outstanding options to acquire First Security common stock.

Consummation of the Merger is subject to approval by federal and state banking regulatory authorities, approval by the shareholders of First Security and certain other closing conditions. Assuming such approvals are timely secured, the Company expects that the Merger will be completed effective October 1, 2018.

This pending bank acquisition will be consistent with the Company's strategy to build a regional presence in central and western Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American Bancorp, Inc., through its banking subsidiary German American Bank, operates 58 banking offices in 20 contiguous southern Indiana counties and one northern Kentucky county. Prior to April 1, 2018, German American Bank was known as German American Bancorp. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2018 and December 31, 2017 and the consolidated results of operations for the three and six months ended June 30, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Net income for the quarter ended June 30, 2018 totaled $11,097,000, or $0.48 per diluted share, an improvement on a per share basis of 12%, compared to net income of $9,839,000, or $0.43 per diluted share for the quarter ended June 30, 2017. Net income for the first half of 2018 totaled $22,910,000, or $1.00 per diluted share, an increase of 18% on a per share basis, compared to net income of $19,395,000, or $0.85 per diluted share for the six months ended June 30, 2017.

The second quarter and first half of 2018 net income was positively impacted by lower federal income tax rates that became effective January 1, 2018 as a result of the Tax Act (as discussed and defined below). The lower federal income tax rates had a positive impact of approximately $0.06 per share during the second quarter of 2018 and $0.13 per share for the first six months of 2018.

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

On May 18, 2018, German American Bank completed the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018) and certain related assets, and the assumption by German American Bank of certain related liabilities. Four of the branches are located in Columbus, Indiana, and one in Greensburg, Indiana. At the time of closing, German American Bank acquired approximately $175.3 million in deposits and approximately $117.6 million in loans associated with the five bank branches. The premium paid on deposits by German American Bank was approximately $7.4 million. The premium is subject to adjustment to reflect increases or decreases in the deposit balances during the six month period following the closing date. German American Bank also has the ability, under certain circumstances, to put loans back to First Financial Bancorp’s bank subsidiary during such six month period.

On May 22, 2018, the Company entered into a definitive agreement to acquire First Security, Inc. ("First Security") through the merger of First Security with and into the Company (the “Merger”). Immediately following completion of the Merger, First Security’s subsidiary bank, First Security Bank, Inc., will be merged with and into the Company’s subsidiary bank, German American Bank. First Security, based in Owensboro, Kentucky, operates 11 retail banking offices, through First Security Bank, Inc., in Owensboro, Bowling Green, Franklin and Lexington, Kentucky and in Evansville and Newburgh, Indiana. As of March

31, 2018, First Security had total assets of approximately $586 million, total loans of approximately $409 million, and total deposits of approximately $458 million.

Based on First Security's number of shares of common stock currently outstanding, the Company expects to issue approximately 2.0 million shares of its common stock, and pay approximately $31 million in cash, in exchange for all of the issued and outstanding shares of common stock of First Security and in cancellation of all outstanding options to acquire First Security common stock.

Consummation of the Merger is subject to approval by federal and state banking regulatory authorities, approval by the shareholders of First Security and certain other closing conditions. Assuming such approvals are timely secured, the Company expects that the Merger will be completed effective October 1, 2018. For further information regarding this pending acquisition, see Note 14 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost, less impairment with observable price changes being recognized in earnings. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of June 30, 2018, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $3,789,000 and gross unrealized losses totaled approximately $20,426,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2018 totaled $11,097,000, or $0.48 per share, an increase of 12% on a per share basis compared with the second quarter 2017 net income of $9,839,000, or $0.43 per share. The second quarter of 2018 net income was positively impacted by lower federal income tax rates that became effective January 1, 2018, as a result of the Tax Act. The lower federal income tax rates had a positive impact of approximately $0.06 per share during the second quarter of 2018.

Net income for the six months ended June 30, 2018 totaled $22,910,000, or $1.00 per share, an increase of 18% on a per share basis compared with the first half of 2017 net income of $19,395,000, or $0.85 per share. The first half of 2018 net income was positively impacted by approximately $0.13 per share due to the lower federal income tax rates.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2018 and 2017. For tax-equivalent adjustments, an effective tax rate of 21% was used for the three months ended June 30, 2018 and 35% was used for the three months ended June 30, 2017(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$12,939	$54	1.68%	$13,268	$27	0.79%
Securities:
Taxable	475,107	2,962	2.49%	481,556	2,702	2.24%
Non-taxable	276,260	2,796	4.05%	261,798	3,185	4.87%
Total Loans and Leases(2)	2,229,972	26,394	4.75%	2,011,518	22,780	4.54%
TOTAL INTEREST EARNING ASSETS	2,994,278	32,206	4.31%	2,768,140	28,694	4.15%
Other Assets	246,589			218,038
Less: Allowance for Loan Losses	(14,776)			(15,433)
TOTAL ASSETS	$3,226,091			$2,970,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,560,838	$1,597	0.41%	$1,446,994	$939	0.26%
Time Deposits	417,585	1,251	1.20%	360,938	687	0.76%
FHLB Advances and Other Borrowings	238,775	1,216	2.04%	233,197	962	1.65%
TOTAL INTEREST-BEARING LIABILITIES	2,217,198	4,064	0.74%	2,041,129	2,588	0.51%
Demand Deposit Accounts	625,158			560,763
Other Liabilities	18,538			21,818
TOTAL LIABILITIES	2,860,894			2,623,710
Shareholders’ Equity	365,197			347,035
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,226,091			$2,970,745

COST OF FUNDS			0.54%			0.37%
NET INTEREST INCOME		$28,142			$26,106
NET INTEREST MARGIN			3.77%			3.78%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $2,656,000, or 11%, for the quarter ended June 30, 2018 compared with the same quarter of 2017.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.77% for the second quarter of 2018 compared to 3.78% during the second quarter of 2017. The tax equivalent yield on earning assets totaled 4.31% during the quarter ended June 30, 2018 compared to 4.15% in the same period of 2017, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.54% during the quarter ended June 30, 2018 compared to 0.37% in the same period of 2017.

The increased level of net interest income during the second quarter of 2018 compared with the second quarter of 2017 was driven primarily by a higher level of average earning assets and an improved net interest margin (excluding the impact of lower federal tax rates on the net interest margin). The increased level of average earning assets in the second quarter of 2018 was driven by organic loan growth from the Company's existing branch footprint combined with growth related to the branch acquisition completed during the quarter.

The net interest margin during the second quarter of 2018 when compared with the second quarter of 2017 was positively impacted by an improvement in loan yields driven by higher short-term market interest rates while a decrease in the amount of accretion on loan discounts on acquired loans, an increase in the cost of funds and the decline in federal income tax rates in 2018 compared with 2017 negatively impacted the net interest margin. Accretion of loan discounts on acquired loans contributed approximately 7 basis points to the net interest margin on an annualized basis in the second quarter of 2018 compared with 10 basis points in the second quarter of 2017. The Company's cost of funds increased approximately 17 basis points in the second quarter of 2018 compared with the second quarter of 2017. The higher cost of funds was largely attributable to an increase in short-term market interest rates over the past several quarters. The lower federal income tax rates during the second quarter of 2018 had an approximately 9 basis point negative impact on the Company's net interest margin and earning asset yield.

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2018 and 2017. For tax-equivalent adjustments, an effective tax rate of 21% was used for the six months ended June 30, 2018 and 35% was used for the six months ended June 30, 2017(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$10,760	$110	2.06%	$12,913	$54	0.83%
Securities:
Taxable	478,037	5,960	2.49%	480,720	5,421	2.26%
Non-taxable	274,435	5,507	4.01%	256,924	6,300	4.90%
Total Loans and Leases(2)	2,185,087	50,425	4.65%	1,993,283	45,220	4.57%
TOTAL INTEREST EARNING ASSETS	2,948,319	62,002	4.23%	2,743,840	56,995	4.18%
Other Assets	240,825			219,923
Less: Allowance for Loan Losses	(15,323)			(15,220)
TOTAL ASSETS	$3,173,821			$2,948,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,525,298	$2,872	0.38%	$1,416,341	$1,677	0.24%
Time Deposits	408,044	2,259	1.12%	380,935	1,392	0.74%
FHLB Advances and Other Borrowings	250,713	2,468	1.98%	230,009	1,827	1.60%
TOTAL INTEREST-BEARING LIABILITIES	2,184,055	7,599	0.70%	2,027,285	4,896	0.49%
Demand Deposit Accounts	605,405			559,345
Other Liabilities	19,969			20,570
TOTAL LIABILITIES	2,809,429			2,607,200
Shareholders’ Equity	364,392			341,343
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,173,821			$2,948,543

COST OF FUNDS			0.52%			0.36%
NET INTEREST INCOME		$54,403			$52,099
NET INTEREST MARGIN			3.71%			3.82%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $3,541,000, or 7%, for the six months ended June 30, 2018 compared with the same period of 2017.  The increased level of net interest income during the first half of 2018 compared with the first half of 2017 was driven primarily by a higher level of average earning assets and an improved net interest margin (excluding the impact of lower federal tax rates on the net interest margin). The increased level of average earning assets during 2018 was largely driven by organic loan growth from the Company's existing branch footprint and to a lesser degree from growth related to the branch acquisition completed during the second quarter.

The tax equivalent net interest margin was 3.71% for the first six months of 2018 compared to 3.82% during the same period of 2017. The tax equivalent yield on earning assets totaled 4.23% during the six months ended June 30, 2018 compared to 4.18% in the same period of 2017, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.52% during the six months ended June 30, 2018 compared to 0.36% in the same period of 2017. The increased yield on earning assets and the increase in the cost of funds during 2018 were both impacted by increased short-term market interest rates.

Accretion of loan discounts on acquired loans contributed approximately 5 basis points to the net interest margin on an annualized basis in the first half of 2018 and 14 basis points in the same period of 2017. The lower federal income tax rates during the first half of 2018 had an approximately 9 basis point negative impact on the Company's net interest margin and earning asset yield.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2018, the provision for loan losses totaled $1,220,000 compared with a $350,000 provision for loan losses during the second quarter of 2017. The provision for loan losses represented approximately 22 basis points and 7 basis points of average loans on an annualized basis in the second quarter of 2018 and 2017, respectively.

The provision for loan losses totaled $1,570,000 for the six months ended June 30, 2018, an increase of $720,000, or 85%, compared to the provision of $850,000 during the six months ended June 30, 2017. During the first half of 2018, the provision for loan loss represented approximately 14 basis points of average loans on an annualized basis compared with 9 basis points of average loans on an annualized basis during the first half of 2017. The level of provision during all periods presented was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss.

Net charge-offs totaled $43,000 or 1 basis point on an annualized basis of average loans outstanding during the three months ended June 30, 2018, compared with $196,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2017. The Company realized net charge-offs of $1,627,000 or 15 basis points on an annualized basis of average loans outstanding during the six months ended June 30, 2018, compared with net charge-offs of $338,000 or 3 basis points on an annualized basis of average loans outstanding during the same period of 2017. The increase in net charge-offs during the first half of 2018 was primarily attributable to a partial charge-off on a single commercial lending relationship in the first quarter of 2018 that was downgraded during the fourth quarter of 2017.

The provision for loan losses made during each of the three and six month periods ended June 30, 2018 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2018, non-interest income totaled $8,882,000, an increase of $1,085,000, or 14%, compared with the second quarter of 2017.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Trust and Investment Product Fees	$1,677	$1,350	$327	24%
Service Charges on Deposit Accounts	1,643	1,478	165	11
Insurance Revenues	1,696	1,744	(48)	(3)
Company Owned Life Insurance	260	480	(220)	(46)
Interchange Fee Income	1,714	1,156	558	48
Other Operating Income	913	630	283	45
Subtotal	7,903	6,838	1,065	16
Net Gains on Sales of Loans	905	959	(54)	(6)
Net Gains on Securities	74	—	74	n/m(1)
Total Non-interest Income	$8,882	$7,797	$1,085	14

(1)	n/m=not meaningful

Trust and investment product fees increased $327,000, or 24%, during the second quarter of 2018 compared with the second quarter of 2017. Increased assets under management in the Company's wealth advisory group contributed to this increase in trust and investment product fees.

Interchange fees increased $558,000, or 48%, during the second quarter of 2018 compared with the second quarter of 2017. The increase during the second quarter of 2018 compared with the second quarter of 2017 was attributable to increased card utilization by customers and to the adoption of the new revenue recognition standard effective January 1, 2018. While the adoption of the standard did not have a significant impact on the Company's financial results, the recording of revenue gross versus net of certain expenses, in accordance with the standard, did result in the reclassification of some expenses associated with the interchange fee revenue during the second quarter of 2018. The reclassification of this expense for the second quarter of 2018 totaled $389,000.

Other operating income increased $283,000, or 45%, during the quarter ended June 30, 2018 compared with the second quarter of 2017. The increase in the second quarter of 2018 compared with with the second quarter of 2017 was largely attributable to increased merchant card services revenue.

During the six months ended June 30, 2018, non-interest income totaled $18,374,000, an increase of $2,389,000, or 15%, compared with the first half of 2017.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Trust and Investment Product Fees	$3,450	$2,593	$857	33%
Service Charges on Deposit Accounts	3,114	2,962	152	5
Insurance Revenues	4,626	4,384	242	6
Company Owned Life Insurance	572	734	(162)	(22)
Interchange Fee Income	3,196	2,179	1,017	47
Other Operating Income	1,517	1,487	30	2
Subtotal	16,475	14,339	2,136	15
Net Gains on Sales of Loans	1,555	1,646	(91)	(6)
Net Gains on Securities	344	—	344	n/m(1)
Total Non-interest Income	$18,374	$15,985	$2,389	15

(1)	n/m=not meaningful

Trust and investment product fees increased $857,000, or 33%, during the first half of 2018 compared with the first half of 2017. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth advisory group.

Insurance revenues increased $242,000, or 6%, during the first half of 2018 compared with the first half of 2017. The increase during 2018 was primarily due to increased contingency revenue. Contingency revenue during 2018 totaled $1,218,000 compared with $992,000 during 2017. The fluctuation in contingency revenue is a normal course of business variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Interchange fees increased $1,017,000, or 47%, during the first half of 2018 compared with 2017. The increase during 2018 compared with 2017 was attributable to increased card utilization by customers and to the adoption of the new revenue recognition standard effective January 1, 2018. While the adoption of the standard did not have a significant impact on the Company's financial results, the recording of revenue gross versus net of certain expenses, in accordance with the standard, did result in the reclassification of some expenses associated with the interchange fee revenue during the first half of 2018. The reclassification of this expense for the six months ended June 30, 2018 totaled $700,000.

During the first half of 2018, the Company realized a net gain on the sale of securities of $344,000 related to the sale of $17.2 million of securities compared with no gains on sales of securities during the first half of 2017.

Non-interest Expense:

During the quarter ended June 30, 2018, non-interest expense totaled $21,708,000, an increase of $2,712,000, or 14%, compared with the second quarter of 2017. The second quarter of 2018 included acquisition related expenses that were of a non-recurring nature of approximately $904,000 for the five-branch acquisition that closed on May 18, 2018 and the pending acquisition of First Security, Inc. that was also announced in May 2018.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Salaries and Employee Benefits	$12,019	$11,460	$559	5%
Occupancy, Furniture and Equipment Expense	2,527	2,224	303	14
FDIC Premiums	238	232	6	3
Data Processing Fees	1,398	1,044	354	34
Professional Fees	1,361	913	448	49
Advertising and Promotion	857	630	227	36
Intangible Amortization	306	242	64	26
Other Operating Expenses	3,002	2,251	751	33
Total Non-interest Expense	$21,708	$18,996	$2,712	14

Salaries and benefits increased $559,000, or 5%, during the quarter ended June 30, 2018 compared with the second quarter of 2017. The increase in salaries and benefits during the second quarter of 2018 compared with the second quarter of 2017 was primarily attributable to an increased number of full-time equivalent employees.

Occupany, furniture and equipment expense increased $303,000, or 14%, during the second quarter of 2018 compared with the second quarter of 2017. The increase during the second quarter of 2018 compared to the second quarter of 2017 was primarily due to operating costs related to the acquisition of the five banking branches in the Columbus and Greensburg, Indiana markets as well as other facilities the Company has placed into service over the past several quarters.

Data processing fees increased $354,000, or 34%, during the second quarter of 2018 compared to the second quarter of 2017. The increase during the second quarter of 2018 was largely related to conversion costs associated with the aforementioned branch acquisition.

Professional fees increased $448,000, or 49%, during the second quarter of 2018 compared with the second quarter of 2017. The increase during the second quarter of 2018 was largely related to professional fees associated with the the five-branch acquisition that closed on May 18, 2018 and the pending acquisition of First Security, Inc. that was also announced in May 2018.

Advertising and promotion expense increased $227,000, or 36%, during the second quarter of 2018 compared with the second quarter of 2017. The increase during the second quarter of 2018 was the result of the branch acquisition completed during the second quarter of 2018 and increased contributions throughout the Company's market areas.

Other operating expenses increased $751,000, or 33%, during the second quarter of 2018 compared with the second quarter of 2017. The increase in the second quarter of 2018 was largely attributable to the adoption of the revenue recognition standard effective January 1, 2018. The reclassification of expense in accordance with the standard for the second quarter of 2018 totaled $389,000.

During the six months ended June 30, 2018, non-interest expense totaled $42,163,000, an increase of $4,131,000, or 11%, compared with the first half of 2017. The first half of 2018 included acquisition related expenses that were of a non-recurring nature of approximately $1,090,000 for the five-branch acquisition that closed on May 18, 2018 and the pending acquisition of First Security, Inc. that was also announced in May 2018.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Salaries and Employee Benefits	$24,145	$22,904	$1,241	5%
Occupancy, Furniture and Equipment Expense	4,936	4,406	530	12
FDIC Premiums	475	471	4	1
Data Processing Fees	2,525	2,055	470	23
Professional Fees	2,232	1,716	516	30
Advertising and Promotion	1,558	1,408	150	11
Intangible Amortization	512	495	17	3
Other Operating Expenses	5,780	4,577	1,203	26
Total Non-interest Expense	$42,163	$38,032	$4,131	11

Salaries and benefits increased $1,241,000, or 5%, during the six months ended June 30, 2018 compared with the same period of 2017. The increase in salaries and benefits during 2018 compared with 2017 was primarily attributable to an increased number of full-time equivalent employees.

Occupany, furniture and equipment expense increased $530,000, or 12%, during the first half of 2018 compared with 2017. The increase during 2018 compared with 2017 was primarily due to operating costs related to facilities the Company has placed into service over the past several quarters and to the acquisition of the five banking branches in the Columbus and Greensburg, Indiana markets.

Data processing fees increased $470,000, or 23%, during the first six months of 2018 compared with 2017. The increase during 2018 was largely related to conversion costs associated with the aforementioned branch acquisition.

Professional fees increased $516,000, or 30%, during the first half of 2018 compared with 2017. The increase during 2018 was largely related to professional fees associated with the the five-branch acquisition that closed on May 18, 2018 and the pending acquisition of First Security, Inc. that was also announced in May 2018.

Other operating expenses increased $1,203,000, or 26%, during the first half of 2018 compared with the first half of 2017. The increase in 2018 was largely attributable to the adoption of the revenue recognition standard effective January 1, 2018, The reclassification of expense in accordance with the standard for the six months ended June 30, 2018, totaled $700,000.

Income Taxes:

The Company’s effective income tax rate was 17.3% and 25.8%, respectively, during the three months ended June 30, 2018 and 2017. The Company’s effective income tax rate was 17.4% and 27.2%, respectively, during the six months ended June 30, 2018 and 2017. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

During the quarter ended June 30, 2018, the Company recorded a provision for income tax expense of $2,326,000 compared with a provision for income tax expense of $3,425,000 in the second quarter of 2017. During the six months ended June 30, 2018, the Company recorded a provision for income tax expense of $4,810,000 compared with a provision for income tax expense of $7,246,000 in the first half of 2017. The provision for income tax and the effective tax rate was positively impacted during the second quarter and first half of 2018 by the reduction of federal income tax rates from a statutory rate of 35% to 21% effective January 1, 2018 related to the federal tax reform legislation enacted during the fourth quarter of 2017.

FINANCIAL CONDITION

Total assets for the Company increased to $3.345 billion at June 30, 2018, representing an increase of $200.2 million, or 13% on an annualized basis, compared with December 31, 2017. The increase in total assets was driven by the acquisition of a five-branch network in the Columbus and Greensburg, Indiana markets, as well as organic loan growth.

At June 30, 2018, total loans increased $176.8 million, or 16% on an annualized basis, compared with December 31, 2017. At June 30, 2018, the loans acquired as a part of the branch acquisition, which closed on May 18, 2018, totaled $115.8 million. At June 30, 2018, total loans, excluding those acquired as a part of the branch acquisition, increased $61.0 million, or approximately 6% on an annualized basis, compared with December 31, 2017.

The increase in total loans during the first half of 2018, excluding those acquired as a part of the branch acquisition, was driven by an increase of approximately $6.0 million, or 3% on an annualized basis, of commercial and industrial loans, an increase of $35.0 million, or 8% on an annualized basis, of commercial real estate loans, an increase of $16.8 million, or 10% on an annualized basis, of agricultural loans and an increase of $3.2 million, or 2% on annualized basis, of retail loans.

End of Period Loan Balances: (dollars in thousands)	June 30, 2018	December 31, 2017	Current Period Change
Commercial and Industrial Loans and Leases	$518,299	$486,668	$31,631
Commercial Real Estate Loans	986,486	926,729	59,757
Agricultural Loans	352,308	333,227	19,081
Home Equity and Consumer Loans	241,315	219,662	21,653
Residential Mortgage Loans	223,437	178,733	44,704
Total Loans	$2,321,845	$2,145,019	$176,826

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	June 30, 2018	December 31, 2017
Commercial and Industrial Loans and Leases	$3,563	$4,735
Commercial Real Estate Loans	4,958	4,591
Agricultural Loans	5,578	4,894
Home Equity and Consumer Loans	713	628
Residential Mortgage Loans	366	343
Unallocated	459	503

Total Allowance for Loan Loss	$15,637	$15,694

The Company’s allowance for loan losses totaled $15.6 million at June 30, 2018 compared to $15.7 million at December 31, 2017. The allowance for loan losses represented 0.67% of period-end loans at June 30, 2018 compared with 0.73% of period-end loans at December 31, 2017. From time to time, the Company has acquired loans through bank and branch acquisitions with the most recent being a branch acquisition in the second quarter of 2018. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a net discount on acquired loans of $9.6 million as of June 30, 2018 and $7.6 million at December 31, 2017.

The following is an analysis of the Company’s non-performing assets at June 30, 2018 and December 31, 2017:

Non-performing Assets: (dollars in thousands)	June 30, 2018	December 31, 2017
Non-accrual Loans	$8,953	$11,091
Past Due Loans (90 days or more)	534	719
Total Non-performing Loans	9,487	11,810
Other Real Estate	40	54
Total Non-performing Assets	$9,527	$11,864

Restructured Loans	$123	$149

Non-performing Loans to Total Loans	0.41%	0.55%
Allowance for Loan Loss to Non-performing Loans	164.83%	132.89%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commercial and Industrial Loans and Leases	$2,701	$4,753	$443	$—
Commercial Real Estate Loans	4,966	4,618	91	471
Agricultural Loans	538	748	—	248
Home Equity Loans	94	199	—	—
Consumer Loans	47	286	—	—
Residential Mortgage Loans	607	487	—	—
Total	$8,953	$11,091	$534	$719

Non-performing assets totaled $9.5 million at June 30, 2018 compared to $11.9 million of non-performing assets at December 31, 2017. Non-performing assets represented 0.28% of total assets at June 30, 2018 compared to 0.38% of total assets at December 31, 2017. Non-performing loans totaled $9.5 million at June 30, 2018 compared to $11.8 million at December 31, 2017. Non-performing loans represented 0.41% of total loans at June 30, 2018 compared to 0.55% at December 31, 2017. The decline in non-performing assets during the first half of 2018 was largely attributable to a partial charge-off on a single commercial lending relationship that was downgraded during the fourth quarter of 2017.

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

Total deposits increased $117.4 million, or 9% on an annualized basis, as of June 30, 2018 compared with December 31, 2017. The increase in total deposits during the first half of 2018 compared with year-end 2017 was largely driven by the previously discussed branch acquisition. At June 30, 2018, the deposits acquired as a part of the branch acquisition totaled approximately $122.7 million.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2018	December 31, 2017	Current Period Change
Non-interest-bearing Demand Deposits	$629,724	$606,134	$23,590
Interest-bearing Demand, Savings, & Money Market Accounts	1,611,583	1,490,033	121,550
Time Deposits < $100,000	190,179	198,646	(8,467)
Time Deposits of $100,000 or more	169,954	189,239	(19,285)
Total Deposits	$2,601,440	$2,484,052	$117,388

Capital Resources:

As of June 30, 2018, shareholders’ equity increased by $5.9 million to $370.5 million compared with $364.6 million at year-end 2017. The increase in shareholders' equity was primarily attributable to an increase of $16.0 million in retained earnings partially offset by a decline in accumulated other comprehensive income primarily related to the decrease in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 11.1% of total assets at June 30, 2018 and 11.6% of total assets at December 31, 2017. Shareholders’ equity included $66.0 million of goodwill and other intangible assets at June 30, 2018 compared to $56.2 million of goodwill and other intangible assets at December 31, 2017. The increase in goodwill and other intangible assets resulted from the previously discussed branch acquisition.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

 As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For June 30, 2018, the capital conservation buffer was 1.875% and for December 31, 2017, the capital conservation buffer was 1.25%. At June 30, 2018, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2018 Ratio	12/31/2017 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	12.91%	13.62%	8.00%	N/A
Bank	11.67%	12.29%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.33%	12.99%	6.00%	N/A
Bank	11.08%	11.66%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	11.91%	12.55%	4.50%	N/A
Bank	11.08%	11.66%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.38%	10.71%	4.00%	N/A
Bank	9.34%	9.63%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $923,000 during the six months ended June 30, 2018 ending at $71.3 million.  During the six months ended June 30, 2018, operating activities resulted in net cash inflows of $28.6 million. Investing activities resulted in net cash outflows of $42.2 million during the six months ended June 30, 2018.  Financing activities resulted in net cash inflows for the six months ended June 30, 2018 of $14.5 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2018, the parent company had approximately $21.5 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of June 30, 2018 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$112,918	(3.37)%
+1%	114,916	(1.66)%
Base	116,853	—
-1%	113,941	(2.49)%
-2%	104,948	(10.19)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2018 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2018 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$446,183	(8.85)%	14.36%	(62) b.p.
+1%	469,958	(3.99)%	14.74%	(24) b.p.
Base	489,493	—	14.98%	—
-1%	478,871	(2.17)%	14.36%	(62) b.p.
-2%	434,299	(11.28)%	12.80%	(218) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2018	—	—	—	409,184
May 2018	—	—	—	409,184
June 2018	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through June 30, 2018 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended June 30, 2018.

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

2.2
Agreement and Plan of Reorganization by and among German American Bancorp, Inc., First Security, Inc., First Security Bank, Inc., and German American Bank, dated May 22, 2018, is incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed May 22, 2018 (SEC File No. 001-15877).

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

10.1
Voting Agreement, dated as of May 22, 2018, among German American Bancorp, Inc. and each member of the Board of Directors of First Security, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 22, 2018 (SEC File No. 001-15877).

10.2
Voting and Support Agreement, dated as of May 22, 2018, between German American Bancorp, Inc. and Castle Creek Capital Partners V, L.P. is incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed May 22, 2018 (SEC File No. 001-15877).

10.3
Voting and Support Agreement, dated as of May 22, 2018, among German American Bancorp, Inc., Financial Opportunity Fund LLC (f/k/a FJ Capital Long/Short Equity Fund LLC), Bridge Equities III, LLC, Bridge Equities VIII, LLC, Bridge Equities IX, LLC and Bridge Equities X, LLC is incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed May 22, 2018 (SEC File No. 001-15877).

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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

GERMAN AMERICAN BANCORP, INC.

Date: August 9, 2018	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)