Form 10-Q
period 2018-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2018-11-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2018

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

YES   ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Shares, no par value	24,959,106

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and Due from Banks	$50,980	$58,233
Federal Funds Sold and Other Short-term Investments	14,604	12,126
Cash and Cash Equivalents	65,584	70,359

Securities Available-for-Sale, at Fair Value	739,627	740,641
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	9,178	6,719

Loans	2,340,173	2,145,019
Less: Unearned Income	(3,548)	(3,381)
Allowance for Loan Losses	(16,051)	(15,694)
Loans, Net	2,320,574	2,125,944

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	69,267	54,246
Other Real Estate	100	54
Goodwill	60,913	54,058
Intangible Assets	4,635	2,102
Company Owned Life Insurance	46,918	46,385
Accrued Interest Receivable and Other Assets	33,572	30,451
TOTAL ASSETS	$3,363,769	$3,144,360

LIABILITIES
Non-interest-bearing Demand Deposits	$634,421	$606,134
Interest-bearing Demand, Savings, and Money Market Accounts	1,605,818	1,490,033
Time Deposits	400,608	387,885
Total Deposits	2,640,847	2,484,052

FHLB Advances and Other Borrowings	327,039	275,216
Accrued Interest Payable and Other Liabilities	19,760	20,521
TOTAL LIABILITIES	2,987,646	2,779,789

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	22,968	22,934
Additional Paid-in Capital	166,227	165,288
Retained Earnings	204,188	178,969
Accumulated Other Comprehensive Loss	(17,260)	(2,620)
TOTAL SHAREHOLDERS’ EQUITY	376,123	364,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,363,769	$3,144,360
End of period shares issued and outstanding	22,968,078	22,934,403

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2018	2017
INTEREST INCOME
Interest and Fees on Loans	$28,148	$23,182
Interest on Federal Funds Sold and Other Short-term Investments	101	46
Interest and Dividends on Securities:
Taxable	2,970	2,688
Non-taxable	2,256	2,070
TOTAL INTEREST INCOME	33,475	27,986

INTEREST EXPENSE
Interest on Deposits	3,535	1,959
Interest on FHLB Advances and Other Borrowings	1,392	1,110
TOTAL INTEREST EXPENSE	4,927	3,069

NET INTEREST INCOME	28,548	24,917
Provision for Loan Losses	500	250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,048	24,667

NON-INTEREST INCOME
Trust and Investment Product Fees	1,585	1,301
Service Charges on Deposit Accounts	1,858	1,608
Insurance Revenues	1,827	1,728
Company Owned Life Insurance	251	317
Interchange Fee Income	1,847	1,186
Other Operating Income	639	608
Net Gains on Sales of Loans	866	952
Net Gains on Securities	90	575
TOTAL NON-INTEREST INCOME	8,963	8,275

NON-INTEREST EXPENSE
Salaries and Employee Benefits	12,134	11,570
Occupancy Expense	1,967	1,694
Furniture and Equipment Expense	771	678
FDIC Premiums	324	241
Data Processing Fees	1,309	1,067
Professional Fees	793	551
Advertising and Promotion	851	1,315
Intangible Amortization	430	230
Other Operating Expenses	2,997	2,425
TOTAL NON-INTEREST EXPENSE	21,576	19,771

Income before Income Taxes	15,435	13,171
Income Tax Expense	2,796	3,511
NET INCOME	$12,639	$9,660

Basic Earnings per Share	$0.55	$0.42
Diluted Earnings per Share	$0.55	$0.42

Dividends per Share	$0.15	$0.13

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2018	2017
INTEREST INCOME
Interest and Fees on Loans	$78,406	$68,046
Interest on Federal Funds Sold and Other Short-term Investments	211	100
Interest and Dividends on Securities:
Taxable	8,930	8,109
Non-taxable	6,606	6,165
TOTAL INTEREST INCOME	94,153	82,420

INTEREST EXPENSE
Interest on Deposits	8,666	5,028
Interest on FHLB Advances and Other Borrowings	3,860	2,937
TOTAL INTEREST EXPENSE	12,526	7,965

NET INTEREST INCOME	81,627	74,455
Provision for Loan Losses	2,070	1,100
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	79,557	73,355

NON-INTEREST INCOME
Trust and Investment Product Fees	5,035	3,894
Service Charges on Deposit Accounts	4,972	4,570
Insurance Revenues	6,453	6,112
Company Owned Life Insurance	823	1,051
Interchange Fee Income	5,043	3,365
Other Operating Income	2,156	2,095
Net Gains on Sales of Loans	2,421	2,598
Net Gains on Securities	434	575
TOTAL NON-INTEREST INCOME	27,337	24,260

NON-INTEREST EXPENSE
Salaries and Employee Benefits	36,279	34,474
Occupancy Expense	5,522	4,813
Furniture and Equipment Expense	2,152	1,965
FDIC Premiums	799	712
Data Processing Fees	3,834	3,122
Professional Fees	3,025	2,267
Advertising and Promotion	2,409	2,723
Intangible Amortization	942	725
Other Operating Expenses	8,777	7,002
TOTAL NON-INTEREST EXPENSE	63,739	57,803

Income before Income Taxes	43,155	39,812
Income Tax Expense	7,606	10,757
NET INCOME	$35,549	$29,055

Basic Earnings per Share	$1.55	$1.27
Diluted Earnings per Share	$1.55	$1.27

Dividends per Share	$0.45	$0.39

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2018	2017

NET INCOME	$12,639	$9,660

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss)Arising During the Period	(4,889)	(1,450)
Reclassification Adjustment for Gains Included in Net Income	(90)	(575)
Tax Effect	1,058	714
Net of Tax	(3,921)	(1,311)

Total Other Comprehensive Income (Loss)	(3,921)	(1,311)

COMPREHENSIVE INCOME	$8,718	$8,349

	Nine Months Ended September 30,
	2018	2017

NET INCOME	$35,549	$29,055

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(18,181)	14,862
Reclassification Adjustment for Gains Included in Net Income	(434)	(575)
Tax Effect	3,975	(5,034)
Net of Tax	(14,640)	9,253

Total Other Comprehensive Income (Loss)	(14,640)	9,253

COMPREHENSIVE INCOME	$20,909	$38,308

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$35,549	$29,055
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,698	2,591
Depreciation and Amortization	4,226	3,496
Loans Originated for Sale	(101,867)	(95,278)
Proceeds from Sales of Loans Held-for-Sale	101,802	104,639
Provision for Loan Losses	2,070	1,100
Gain on Sale of Loans, net	(2,421)	(2,598)
Gain on Securities, net	(434)	(575)
Gain on Sales of Other Real Estate and Repossessed Assets	(13)	(8)
Loss (Gain) on Disposition and Donation of Premises and Equipment	(36)	873
Increase in Cash Surrender Value of Company Owned Life Insurance	(784)	(1,089)
Equity Based Compensation	835	941
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(2,314)	(1,985)
Interest Payable and Other Liabilities	3,147	2,656
Net Cash from Operating Activities	42,458	43,818

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Securities Available-for-Sale	58,926	61,763
Proceeds from Sales of Securities Available-for-Sale	22,919	48,343
Purchase of Securities Available-for-Sale	(101,712)	(129,760)
Purchase of Loans	—	(211)
Proceeds from Sales of Loans	6,000	—
Loans Made to Customers, net of Payments Received	(85,183)	(97,976)
Proceeds from Sales of Other Real Estate	54	912
Property and Equipment Expenditures	(12,692)	(7,277)
Proceeds from Sales of Property and Equipment	40	2
Proceeds from Life Insurance	251	—
Cash from Acquisition of Bank Branches	41,392	—
Net Cash from Investing Activities	(70,005)	(124,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(18,804)	75,211
Change in Short-term Borrowings	86,890	(20,354)
Advances in Long-term Debt	35,000	75,000
Repayments of Long-term Debt	(70,122)	(50,834)
Issuance (Retirement) of Common Stock	138	(29)
Dividends Paid	(10,330)	(8,862)
Net Cash from Financing Activities	22,772	70,132

Net Change in Cash and Cash Equivalents	(4,775)	(10,254)
Cash and Cash Equivalents at Beginning of Year	70,359	64,816
Cash and Cash Equivalents at End of Period	$65,584	$54,562

Cash Paid During the Period for
Interest	$12,432	$7,823
Income Taxes	3,710	10,661

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$87	$1,230
Reclassification of Land to Other Assets	—	330

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Revenue Recognition (continued)

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	September 30,
Non-interest Income	2018	2017
In-Scope of Topic 606:
Trust and Investment Product Fees	$1,585	$1,301
Service Charges on Deposit Accounts	1,858	1,608
Insurance Revenues	1,827	1,728
Interchange Fee Income	1,847	1,186
Other Operating Income	432	383
Non-interest Income (in-scope of Topic 606)	7,549	6,206
Non-interest Income (out-of-scope of Topic 606)	1,414	2,069
Total Non-interest Income	$8,963	$8,275

	Nine Months Ended
	September 30,
Non-interest Income	2018	2017
In-Scope of Topic 606:
Trust and Investment Product Fees	$5,035	$3,894
Service Charges on Deposit Accounts	4,972	4,570
Insurance Revenues	6,453	6,112
Interchange Fee Income	5,043	3,365
Other Operating Income	1,252	1,114
Non-interest Income (in-scope of Topic 606)	22,755	19,055
Non-interest Income (out-of-scope of Topic 606)	4,582	5,205
Total Non-interest Income	$27,337	$24,260

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2018	2017
Basic Earnings per Share:
Net Income	$12,639	$9,660
Weighted Average Shares Outstanding	22,968,047	22,929,864
Basic Earnings per Share	$0.55	$0.42

Diluted Earnings per Share:
Net Income	$12,639	$9,660

Weighted Average Shares Outstanding	22,968,047	22,929,864
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	22,968,047	22,929,864
Diluted Earnings per Share	$0.55	$0.42

For the three months ended September 30, 2018 and 2017, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2018	2017
Basic Earnings per Share:
Net Income	$35,549	$29,055
Weighted Average Shares Outstanding	22,958,977	22,922,724
Basic Earnings per Share	$1.55	$1.27

Diluted Earnings per Share:
Net Income	$35,549	$29,055

Weighted Average Shares Outstanding	22,958,977	22,922,724
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	22,958,977	22,922,724
Diluted Earnings per Share	$1.55	$1.27

For the nine months ended September 30, 2018 and 2017, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2018 and December 31, 2017, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2018
Obligations of State and Political Subdivisions	$284,991	$2,473	$(3,425)	$284,039
MBS/CMO - Residential	476,252	38	(20,702)	455,588
Total	$761,243	$2,511	$(24,127)	$739,627

December 31, 2017
Obligations of State and Political Subdivisions	$267,437	$6,733	$(861)	$273,309
MBS/CMO - Residential	476,205	416	(9,289)	467,332
Total	$743,642	$7,149	$(10,150)	$740,641

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO - Residential") are residential mortgage-backed securities and guaranteed by government sponsored entities.

The Company's equity securities are listed as Investment Securities on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2018 and December 31, 2017. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. Under ASU 2016-01 (Financial Instruments - Overall), equity securities are required to be measured at fair value with changes in fair value recognized in net income. No fair value adjustments were recognized during 2018.

The amortized cost and fair value of securities at September 30, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately in the table below.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$1,765	$1,772
Due after one year through five years	21,474	21,838
Due after five years through ten years	80,362	81,129
Due after ten years	181,390	179,300
MBS/CMO - Residential	476,252	455,588
Total	$761,243	$739,627

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017

Proceeds from Sales	$5,404	$48,343
Gross Gains on Sales	90	575
Income Taxes on Gross Gains	19	201

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017

Proceeds from Sales	$22,919	$48,343
Gross Gains on Sales	434	575
Income Taxes on Gross Gains	92	201

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $208,959 and $165,404 as of September 30, 2018 and December 31, 2017, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2018 and December 31, 2017, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$109,010	$(2,085)	$27,524	$(1,340)	$136,534	$(3,425)
MBS/CMO - Residential	174,305	(4,989)	278,806	(15,713)	453,111	(20,702)
Total	$283,315	$(7,074)	$306,330	$(17,053)	$589,645	$(24,127)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$33,230	$(237)	$24,161	$(624)	$57,391	$(861)
MBS/CMO - Residential	172,354	(2,048)	250,520	(7,241)	422,874	(9,289)
Total	$205,584	$(2,285)	$274,681	$(7,865)	$480,265	$(10,150)

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

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $86.2 million at September 30, 2018 and $87.8 million at December 31, 2017. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$86,180	$3,490	$87,788	$1,564

Included in Other Liabilities:
Interest Rate Swaps	$86,180	$3,425	$87,788	$1,633

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Rate Swaps:
Included in Other Operating Income	$17	$101	$133	$449

NOTE 6 – Loans

Loans were comprised of the following classifications at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Commercial:
Commercial and Industrial Loans and Leases	$527,938	$486,668
Commercial Real Estate Loans	985,915	926,729
Agricultural Loans	358,543	333,227
Retail:
Home Equity Loans	175,008	152,187
Consumer Loans	72,853	67,475
Residential Mortgage Loans	219,916	178,733
Subtotal	2,340,173	2,145,019
Less: Unearned Income	(3,548)	(3,381)
Allowance for Loan Losses	(16,051)	(15,694)
Loans, Net	$2,320,574	$2,125,944

As further described in Note 14, during 2018 the Company acquired loans with a fair value of $117,604 as part of a branch acquisition. This was made up of loans with an acquired balance of $120,484, net of $2,880 of fair value discounts at date of acquisition. At September 30, 2018, the remaining carrying amount of such loans totaled $112,873, which is included in the September 30, 2018 table above. This amount is made up of loans with a remaining balance of $115,523 net of remaining fair value discounts of $2,650. No loans with deteriorated credit quality were acquired as part of the branch acquisition described in Note 14.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended September 30, 2018 and 2017:

September 30, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,563	$4,958	$5,578	$366	$347	$366	$459	$15,637
Provision for Loan Losses	(444)	138	618	(80)	195	67	6	500
Recoveries	69	7	20	1	82	3	—	182
Loans Charged-off	—	(9)	—	(10)	(238)	(11)	—	(268)
Ending Balance	$3,188	$5,094	$6,216	$277	$386	$425	$465	$16,051

September 30, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,672	$5,316	$4,829	$300	$254	$353	$596	$15,320
Provision for Loan Losses	204	(81)	(10)	37	135	56	(91)	250
Recoveries	1	4	9	6	78	3	—	101
Loans Charged-off	(140)	(6)	—	—	(204)	—	—	(350)
Ending Balance	$3,737	$5,233	$4,828	$343	$263	$412	$505	$15,321

The following tables present the activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2018 and 2017:

September 30, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694
Provision for Loan Losses	(121)	498	1,302	(38)	399	68	(38)	2,070
Recoveries	74	18	20	11	239	34	—	396
Loans Charged-off	(1,500)	(13)	—	(26)	(550)	(20)	—	(2,109)
Ending Balance	$3,188	$5,094	$6,216	$277	$386	$425	$465	$16,051

September 30, 2017	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808
Provision for Loan Losses	151	(62)	725	70	307	94	(185)	1,100
Recoveries	10	43	9	8	205	38	—	313
Loans Charged-off	(149)	(200)	—	(18)	(484)	(49)	—	(900)
Ending Balance	$3,737	$5,233	$4,828	$343	$263	$412	$505	$15,321

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
September 30, 2018
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2018 and December 31, 2017:

September 30, 2018	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,594	$208	$1,386	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,422	2,980	3,678	6,216	277	386	420	465
Acquired with Deteriorated Credit Quality	35	—	30	—	—	—	5	—
Total Ending Allowance Balance	$16,051	$3,188	$5,094	$6,216	$277	$386	$425	$465

Loans:
Loans Individually Evaluated for Impairment	$9,394	$3,521	$5,873	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,334,284	524,754	978,124	362,982	175,800	73,050	219,574	n/m(2)
Loans Acquired with Deteriorated Credit Quality	7,599	1,189	4,578	972	—	—	860	n/m(2)
Total Ending Loans Balance(1)	$2,351,277	$529,464	$988,575	$363,954	$175,800	$73,050	$220,434	n/m(2)

(1)Total recorded investment in loans includes $11,104 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2017	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$2,228	$1,399	$829	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,455	3,333	3,759	4,894	330	298	338	503
Acquired with Deteriorated Credit Quality	11	3	3	—	—	—	5	—
Total Ending Allowance Balance	$15,694	$4,735	$4,591	$4,894	$330	$298	$343	$503

Loans:
Loans Individually Evaluated for Impairment	$11,633	$5,918	$5,552	$163	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,133,752	481,152	917,036	336,849	152,757	67,647	178,311	n/m(2)
Loans Acquired with Deteriorated Credit Quality	9,117	988	6,452	789	—	—	888	n/m(2)
Total Ending Loans Balance(1)	$2,154,502	$488,058	$929,040	$337,801	$152,757	$67,647	$179,199	n/m(2)

(1)Total recorded investment in loans includes $9,483 in accrued interest.
(2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2018 and December 31, 2017:

September 30, 2018	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,117	$1,120	$—
Commercial Real Estate Loans	2,102	1,974	—
Agricultural Loans	659	552	—
Subtotal	3,878	3,646	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,400	2,400	208
Commercial Real Estate Loans	4,713	4,546	1,416
Agricultural Loans	—	—	—
Subtotal	7,113	6,946	1,624
Total	$10,991	$10,592	$1,624

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,194	$1,003	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$363	$195	$30

(1) Unpaid Principal Balance is the remaining contractual principal payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2018 and 2017:

September 30, 2018	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,130	$14	$2
Commercial Real Estate Loans	1,988	26	—
Agricultural Loans	537	—	—
Subtotal	3,655	40	2
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,594	1	9
Commercial Real Estate Loans	4,693	4	—
Agricultural Loans	—	—	—
Subtotal	7,287	5	9
Total	$10,942	$45	$11

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$995	$11	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$197	$5	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the nine month period ended September 30, 2018 and 2017:

September 30, 2018	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,152	$40	$2
Commercial Real Estate Loans	1,525	52	7
Agricultural Loans	594	—	—
Subtotal	3,271	92	9
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,189	2	9
Commercial Real Estate Loans	4,816	14	—
Agricultural Loans	—	—	—
Subtotal	8,005	16	9
Total	$11,276	$108	$18

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$697	$11	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$200	$16	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of September 30, 2018 and December 31, 2017:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Commercial and Industrial Loans and Leases	$2,400	$4,753	$—	$—
Commercial Real Estate Loans	4,667	4,618	70	474
Agricultural Loans	552	748	—	268
Home Equity Loans	59	199	—	—
Consumer Loans	148	286	—	—
Residential Mortgage Loans	602	487	—	—
Total	$8,428	$11,091	$70	$742
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$609	$866	$70	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2018 and December 31, 2017:

September 30, 2018	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$529,464	$3,172	$4,519	$25	$7,716	$521,748
Commercial Real Estate Loans	988,575	997	594	2,044	3,635	984,940
Agricultural Loans	363,954	333	—	—	333	363,621
Home Equity Loans	175,800	757	111	59	927	174,873
Consumer Loans	73,050	667	26	149	842	72,208
Residential Mortgage Loans	220,434	3,415	858	408	4,681	215,753
Total(1)	$2,351,277	$9,341	$6,108	$2,685	$18,134	$2,333,143
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$7,599	$170	$138	$95	$403	$7,196
Loans Acquired in Current Year (Included in the Total Above)	$113,173	$33	$111	$—	$144	$113,029

(1)Total recorded investment in loans includes $11,104 in accrued interest.

December 31, 2017	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$488,058	$209	$1,365	$905	$2,479	$485,579
Commercial Real Estate Loans	929,040	1,229	1,650	677	3,556	925,484
Agricultural Loans	337,801	27	—	268	295	337,506
Home Equity Loans	152,757	366	93	199	658	152,099
Consumer Loans	67,647	246	97	286	629	67,018
Residential Mortgage Loans	179,199	2,850	1,247	261	4,358	174,841
Total(1)	$2,154,502	$4,927	$4,452	$2,596	$11,975	$2,142,527
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$9,117	$342	$74	$27	$443	$8,674

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

During the three and nine months ended September 30, 2018, there were no loans modified as a troubled debt restructuring. During the three months ended September 30, 2017, there were no loans modified as a troubled debt restructuring. During the nine months ended September 30, 2017, there were two loans modified as troubled debt restructurings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the recorded investment of troubled debt restructurings by class of loans as of September 30, 2018 and December 31, 2017:

September 30, 2018	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$177	$122	$55
Commercial Real Estate Loans	—	—	—
Total	$177	$122	$55

December 31, 2017	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$258	$125	$133
Commercial Real Estate Loans	24	24	—
Total	$282	$149	$133

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of September 30, 2018 and December 31, 2017 to customers with outstanding loans that are classified as troubled debt restructurings.

The Company had no loans modified as troubled debt restructurings during the three months ended September 30, 2018 and 2017. The following tables present loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2018 and 2017:

September 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial Loans and Leases	—	$—	$—
Commercial Real Estate Loans	—	—	—
Total	—	$—	$—

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during the nine months ending September 30, 2018.

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

Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ending September 30, 2018 and 2017.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$506,547	$5,901	$17,016	$—	$529,464
Commercial Real Estate Loans	960,077	17,807	10,691	—	988,575
Agricultural Loans	304,138	40,441	19,375	—	363,954
Total	$1,770,762	$64,149	$47,082	$—	$1,881,993
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$2,745	$1,802	$2,192	$—	$6,739
Loans Acquired in Current Year (Included in the Total Above)	$52,105	$—	$—	$—	$52,105

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$462,212	$7,901	$17,945	$—	$488,058
Commercial Real Estate Loans	894,027	18,037	16,976	—	929,040
Agricultural Loans	304,032	27,288	6,481	—	337,801
Total	$1,660,271	$53,226	$41,402	$—	$1,754,899
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$2,604	$1,647	$3,978	$—	$8,229

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of September 30, 2018 and December 31, 2017:

September 30, 2018	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$175,741	$72,901	$219,832
Nonperforming	59	149	602
Total	$175,800	$73,050	$220,434
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$860

December 31, 2017	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$152,558	$67,361	$178,712
Nonperforming	199	286	487
Total	$152,757	$67,647	$179,199
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$888

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	September 30, 2018	December 31, 2017

Commercial and Industrial Loans	$1,189	$988
Commercial Real Estate Loans	4,578	6,452
Agricultural Loans	972	789
Residential Mortgage Loans	860	888
Total	$7,599	$9,117

Carrying Amount, Net of Allowance	$7,564	$9,106

Accretable yield, or income expected to be collected, is as follows:

	2018	2017

Balance at July 1	$2,567	$2,705
New Loans Purchased	—	—
Accretion of Income	(553)	(43)
Reclassifications from Non-accretable Difference	63	146
Charge-off of Accretable Yield	—	—
Balance at September 30	$2,077	$2,808

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended September 30, 2018 and 2017. The Company reversed allowance for loan losses of $3 and $54 during the three months ended September 30, 2018 and 2017.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

	2018	2017

Balance at January 1	$2,734	$2,521
New Loans Purchased	—	—
Accretion of Income	(774)	(325)
Reclassifications from Non-accretable Difference	214	612
Charge-off of Accretable Yield	(97)	—
Balance at September 30	$2,077	$2,808

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $30 and $11 during the nine months ended September 30, 2018 and 2017. The Company reversed allowance for loan losses of $6 and $110 during the nine months ended September 30, 2018 and 2017.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $60 as of September 30, 2018 and $14 as of December 31, 2017.

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $35,889 and $41,499 as of September 30, 2018 and December 31, 2017, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 58 banking offices at September 30, 2018. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2018
Net Interest Income	$28,755	$2	$3	$(212)	$28,548
Net Gains on Sales of Loans	866	—	—	—	866
Net Gains on Securities	90	—	—	—	90
Trust and Investment Product Fees	1	1,584	—	—	1,585
Insurance Revenues	9	31	1,787	—	1,827
Noncash Items:
Provision for Loan Losses	500	—	—	—	500
Depreciation and Amortization	1,540	2	19	64	1,625
Income Tax Expense (Benefit)	2,825	109	52	(190)	2,796
Segment Profit (Loss)	12,462	298	147	(268)	12,639
Segment Assets at September 30, 2018	3,365,394	2,700	11,185	(15,510)	3,363,769

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2017
Net Interest Income	$25,109	$2	$2	$(196)	$24,917
Net Gains on Sales of Loans	952	—	—	—	952
Net Gains on Securities	572	—	—	3	575
Trust and Investment Product Fees	—	1,300	—	1	1,301
Insurance Revenues	11	2	1,715	—	1,728
Noncash Items:
Provision for Loan Losses	250	—	—	—	250
Depreciation and Amortization	1,091	5	19	64	1,179
Income Tax Expense (Benefit)	3,669	31	67	(256)	3,511
Segment Profit (Loss)	9,621	41	102	(104)	9,660
Segment Assets at December 31, 2017	3,142,096	1,987	10,078	(9,801)	3,144,360

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2018
Net Interest Income	$82,217	$4	$8	$(602)	$81,627
Net Gains on Sales of Loans	2,421	—	—	—	2,421
Net Gains on Securities	434	—	—	—	434
Trust and Investment Product Fees	3	5,032	—	—	5,035
Insurance Revenues	15	35	6,403	—	6,453
Noncash Items:
Provision for Loan Losses	2,070	—	—	—	2,070
Depreciation and Amortization	3,971	4	59	192	4,226
Income Tax Expense (Benefit)	7,556	341	386	(677)	7,606
Segment Profit (Loss)	34,702	952	1,116	(1,221)	35,549
Segment Assets at September 30, 2018	3,365,394	2,700	11,185	(15,510)	3,363,769

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2017
Net Interest Income	$75,017	$4	$6	$(572)	$74,455
Net Gains on Sales of Loans	2,598	—	—	—	2,598
Net Gains on Securities	572	—	—	3	575
Trust and Investment Product Fees	2	3,894	—	(2)	3,894
Insurance Revenues	25	15	6,072	—	6,112
Noncash Items:
Provision for Loan Losses	1,100	—	—	—	1,100
Depreciation and Amortization	3,235	12	57	192	3,496
Income Tax Expense (Benefit)	10,906	114	542	(805)	10,757
Segment Profit (Loss)	28,377	151	849	(322)	29,055
Segment Assets at December 31, 2017	3,142,096	1,987	10,078	(9,801)	3,144,360

NOTE 9 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of September 30, 2018, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the three or nine months ended September 30, 2018 and 2017.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At September 30, 2018, the Company has reserved 386,754 shares of common stock for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and nine months ended September 30, 2018 and 2017, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2018 and 2017 because all outstanding options were fully vested prior to 2007.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended September 30, 2018 and 2017, the Company granted awards of 180 and 390 shares of restricted stock, respectively. During the nine months ended September 30, 2018 and 2017, the Company granted awards of 35,490 and 38,490 shares of restricted stock, respectively. Total unvested restricted stock awards at September 30, 2018 and December 31, 2017 were 79,981 and 46,306, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2018	2017

Restricted Stock Expense	$311	$303
Cash Entitlement Expense	167	155
Tax Effect	(124)	(180)
Net of Tax	$354	$278

	Nine Months Ended September 30,
	2018	2017

Restricted Stock Expense	$972	$952
Cash Entitlement Expense	509	495
Tax Effect	(386)	(568)
Net of Tax	$1,095	$879

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,356 and $2,277 as of September 30, 2018 and 2017, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At September 30, 2018, there were 557,203 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)

There was $39 of expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2018. There was $32 of expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2017. There was no unrecognized compensation expense as of September 30, 2018 and 2017 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities and Other Investments: The fair values for investment securities and other investments are determined by quoted market prices, if available (Level 1). For investment securities and other investments where quoted prices are not available, fair values are calculated based on market prices of similar investment securities and other investments (Level 2). For investment securities and other investments where quoted prices or market prices of similar investment securities and other investments are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2018, the Company held $5.0 million in Level 3 securities which consist of $4.7 million of non-rated Obligations of State and Political Subdivisions and $353 thousand of equity securities that are not actively traded. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities and other investments are reported by the Company in a Level 3 classification.

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
September 30, 2018
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Obligations of State and Political Subdivisions	$—	$279,376	$4,663	$284,039
MBS/CMO - Residential	—	455,588	—	455,588
Equity Securities	—	—	353	353
Total Securities and Other Investments	$—	$734,964	$5,016	$739,980

Loans Held-for-Sale	$—	$9,178	$—	$9,178

Derivative Assets	$—	$3,490	$—	$3,490

Mortgage Servicing Rights	$—	$1,023	$—	$1,023

Derivative Liabilities	$—	$3,425	$—	$3,425

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2018 and December 31, 2017.

At September 30, 2018, the aggregate fair value of the Loans Held-for-Sale was $9,178. Aggregate contractual principal balance was $9,019 with a difference of $159.  At December 31, 2017, the aggregate fair value of the Loans Held-for-Sale was $6,719. Aggregate contractual principal balance was $6,576 with a difference of $143.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017:

	Obligations of State and Political Subdivisions		Equity Securities
	2018	2017	2018	2017

Balance of Recurring Level 3 Assets at July 1	$5,167	$6,464	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	(44)	—	—	—
Maturities / Calls	(460)	(450)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$4,663	$6,014	$353	$353

	Obligations of State and Political Subdivisions		Equity Securities
	2018	2017	2018	2017

Balance of Recurring Level 3 Assets at January 1	$5,649	$7,295	$353	$353
Total Gains or Losses Included in Other Comprehensive Income	(66)	34	—	—
Maturities / Calls	(920)	(1,315)	—	—
Purchases	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$4,663	$6,014	$353	$353

Of the total gain/loss for the three and nine months ended September 30, 2018, ($44) and ($66) was attributable to other changes in fair value, respectively. Of the total gain/loss for the three and nine months ended September 30, 2017, $0 and $34 was attributable to other changes in fair value, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,192	$2,192
Commercial Real Estate Loans	—	—	2,965	2,965

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$3,354	$3,354
Commercial Real Estate Loans	—	—	3,438	3,438

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,751 with a valuation allowance of $1,594, resulting in an increase to the provision for loan losses of $190 for the three months ended September 30, 2018 and a decrease to the provision for loan losses of $640 for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, impaired loans resulted in an increase to the provision for loan losses of $1,583 and $1,587, respectively. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,020 with a valuation allowance of $2,228, resulting in an increase to the provision for loan losses of $1,973 for the year ended December 31, 2017.

There was no Other Real Estate carried at fair value less costs to sell at September 30, 2018. No charge to earnings was included in the three and nine months ended September 30, 2018 and 2017. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2017. No charge to earnings was included in the year ended December 31, 2017.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017:

September 30, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,192	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (100%)
Impaired Loans - Commercial Real Estate Loans	$2,965	Sales comparison approach	Adjustment for physical condition of comparable properties sold	18%-76% (54%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2018 and December 31, 2017. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the table below for September 30, 2018, presents the fair values measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entrance price notion.

		Fair Value Measurements at September 30, 2018 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$65,584	$50,980	$14,604	$—	$65,584
Loans, Net	2,315,417	—	—	2,274,223	2,274,223
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	15,218	—	3,972	11,246	15,218
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,240,239)	(2,240,239)	—	—	(2,240,239)
Time Deposits	(400,608)	—	(399,625)	—	(399,625)
Short-term Borrowings	(220,389)	—	(220,389)	—	(220,389)
Long-term Debt	(106,650)	—	(93,587)	(11,250)	(104,837)
Accrued Interest Payable	(1,152)	—	(1,075)	(77)	(1,152)

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$70,359	$48,467	$16,349	$—	$64,816
Loans, Net	2,119,152	—	—	2,120,154	2,120,154
FHLB Stock and Other Restricted Stock	13,048	N/A	N/A	N/A	N/A
Accrued Interest Receivable	13,258	—	3,574	9,684	13,258
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,096,167)	(1,096,167)	—	—	(1,096,167)
Time Deposits	(387,885)	—	(388,640)	—	(388,640)
Short-term Borrowings	(133,499)	—	(133,499)	—	(133,499)
Long-term Debt	(141,717)	—	(129,366)	(11,052)	(140,418)
Accrued Interest Payable	(1,058)	—	(1,042)	(16)	(1,058)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and 2017, net of tax:

September 30, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2018	$(13,054)	$(285)	$(13,339)
Other Comprehensive Income (Loss) Before Reclassification	(3,850)	—	(3,850)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(71)	—	(71)
Net Current Period Other Comprehensive Income (Loss)	(3,921)	—	(3,921)
Ending Balance at September 30, 2018	$(16,975)	$(285)	$(17,260)

September 30, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2018	$(2,335)	$(285)	$(2,620)
Other Comprehensive Income (Loss) Before Reclassification	(14,298)	—	(14,298)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(342)	—	(342)
Net Current Period Other Comprehensive Income (Loss)	(14,640)	—	(14,640)
Ending Balance at September 30, 2018	$(16,975)	$(285)	$(17,260)

September 30, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2017	$4,252	$(92)	$4,160
Other Comprehensive Income (Loss) Before Reclassification	(937)	—	(937)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(374)	—	(374)
Net Current Period Other Comprehensive Income (Loss)	(1,311)	—	(1,311)
Ending Balance at September 30, 2017	$2,941	$(92)	$2,849

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$90	Net Gains on Securities
	(19)	Income Tax Expense
	71	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2018	$71

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$434	Net Gains on Securities
	(92)	Income Tax Expense
	342	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2018	$342

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$575	Net Gains on Securities
	(201)	Income Tax Expense
	374	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2017	$374

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

NOTE 13 - Newly Issued Accounting Pronouncements

In January 2016, the FASB amended existing guidance (ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Also, it requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. These amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company notes that the impact of adoption is to carry the equity security at fair value or at cost, less impairment when fair value is not readily determinable, with observable price changes being recognized in earnings. The Company adopted ASU 2016-01 on January 1, 2018 and no adjustment to the single equity security was performed upon adoption. Also, upon adoption of ASU 2016-01, this equity security is no longer classified as available-for-sale. For additional information on this equity security, see Note 4 - Securities. Per ASU 2016-01 guidance, the Company reported the fair value of financial instruments based upon an exit price notion for September 30, 2018. For additional information, see Note 11 - Fair Value.

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
September 30, 2018
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Newly Issued Accounting Pronouncements (continued)

In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Based on our leases outstanding as of September 30, 2018, the Company does not expect this new guidance to have a material impact on the consolidated results of operation. However as a result of this new guidance, the Company anticipates an estimated increase in its Consolidated Balance Sheet of approximately $6,000. This impact will vary based on the Company's future decisions to enter into new lease agreements or exit/renew current lease agreements prior to the date of implementation.

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

The Company has formed a cross-functional committee that has assessed data and system needs, selected a vendor to provide modeling needs and is currently implementing new software with the plan to run parallel processing of our existing allowance for loan loss model with the CECL model in the first quarter of 2019. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot estimate the amount at this time.

NOTE 14 – Business Combinations

Branch Acquisition
On May 18, 2018, German American Bank completed the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018) and certain related assets, and the assumption by German American Bank of certain related liabilities. Four of the branches are located in Columbus, Indiana, and one in Greensburg, Indiana. At the time of closing, German American Bank acquired approximately $175.3 million in deposits and approximately $117.6 million in loans associated with the five bank branches. The premium paid on deposits by German American Bank was approximately $7.4 million. The premium is subject to adjustment to reflect increases or decreases in the deposit balances during the six month period following the closing date. German American Bank also has the ability, under certain circumstances, to put loans back to First Financial Bancorp’s bank subsidiary during such six month period. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value estimates included in these financial statements are based on preliminary valuations. There have been no adjustments to the premium paid for deposits nor have any loans been put back to date. The Company expects that final valuation estimates will be completed during the fourth quarter of 2018.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

NOTE 15 – Subsequent Event

Effective October 15, 2018, the Company completed the acquisition of First Security, Inc. ("First Security") through the merger of First Security with and into the Company (the "Merger"). Immediately following completion of the Merger, First Security’s subsidiary bank, First Security Bank, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. First Security, based in Owensboro, Kentucky, operated 11 retail banking offices through First Security Bank, Inc., in Owensboro, Bowling Green, Franklin and Lexington, Kentucky and in Evansville and Newburgh, Indiana. At September 30, 2018, First Security had total assets of approximately $572 million, total loans of approximately $406 million, and total deposits of approximately $432 million.

Under terms of the definitive agreement, the Company issued approximately 2.0 million shares of its common stock, and paid approximately $31.2 million in cash, in exchange for all of the issued and outstanding shares of common stock of First Security and in cancellation of all outstanding options to acquire First Security common stock.

The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the December 31, 2018 financial statements as such; however, at the time of these financial statements, the appraisals and valuations are incomplete. The Company expects to record goodwill and a core deposit intangible in regards to this transaction based on earlier estimates, but the amount is not known as the initial fair value accounting is incomplete. The goodwill will not be deductible for tax purposes.

This bank acquisition is consistent with the Company's strategy to build a regional presence in central and western Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) financial services holding company based in Jasper, Indiana. German American Bancorp, Inc., through its banking subsidiary German American Bank, operates 66 banking offices in 20 contiguous southern Indiana counties and five Kentucky counties. Prior to April 1, 2018, German American Bank was known as German American Bancorp. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2018 and December 31, 2017 and the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Net income for the quarter ended September 30, 2018 totaled $12,639,000, or $0.55 per diluted share, an improvement on a per share basis of 31%, compared to net income of $9,660,000, or $0.42 per diluted share for the quarter ended September 30, 2017. Net income for the first nine months of 2018 totaled $35,549,000, or $1.55 per diluted share, an increase of 22% on a per share basis, compared to net income of $29,055,000, or $1.27 per diluted share for the nine months ended September 30, 2017.

The third quarter and first nine months of 2018 net income was positively impacted by lower federal income tax rates that became effective January 1, 2018 as a result of the Tax Act (as discussed and defined below). The lower federal income tax rates had a positive impact of approximately $0.07 per share during the third quarter of 2018 and $0.20 per share for the first nine months of 2018.

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

On May 18, 2018, German American Bank completed the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018) and certain related assets, and the assumption by German American Bank of certain related liabilities. Four of the branches are located in Columbus, Indiana, and one in Greensburg, Indiana. At the time of closing, German American Bank acquired approximately $175.3 million in deposits and approximately $117.6 million in loans associated with the five bank branches. The premium paid on deposits by German American Bank was approximately $7.4 million. The premium is subject to adjustment to reflect increases or decreases in the deposit balances during the six month period following the closing date. German American Bank also has the ability, under certain circumstances, to put loans back to First Financial Bancorp’s bank subsidiary during such six month period. There have been no adjustments to the premium paid for deposits nor have any loans been put back to date.

On October 15, 2018, the Company completed the acquisition of First Security, Inc. ("First Security") through the merger of First Security with and into the Company (the “Merger”). Immediately following completion of the Merger, First Security’s subsidiary bank, First Security Bank, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. First Security, based in Owensboro, Kentucky, operated 11 retail banking offices, through First Security Bank, Inc., in Owensboro, Bowling Green, Franklin and Lexington, Kentucky and in Evansville and Newburgh, Indiana. As of September 30, 2018, First Security had total assets of approximately $572 million, total loans of approximately $406 million, and total deposits of approximately $432 million.

The Company issued approximately 2.0 million shares of its common stock, and paid approximately $31.2 million in cash, in exchange for all of the issued and outstanding shares of common stock of First Security and in cancellation of all outstanding options to acquire First Security common stock.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost, less impairment with observable price changes being recognized in earnings. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of September 30, 2018, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $2,511,000 and gross unrealized losses totaled approximately $24,127,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2018 totaled $12,639,000, or $0.55 per share, an increase of 31% on a per share basis compared with the third quarter 2017 net income of $9,660,000, or $0.42 per share. The third quarter of 2018 net income was positively impacted by lower federal income tax rates that became effective January 1, 2018, as a result of the Tax Act. The lower federal income tax rates had a positive impact of approximately $0.07 per share during the third quarter of 2018.

Net income for the nine months ended September 30, 2018 totaled $35,549,000, or $1.55 per share, an increase of 22% on a per share basis compared with the first nine months of 2017 net income of $29,055,000, or $1.27 per share. The first nine months of 2018 net income was positively impacted by approximately $0.20 per share due to the lower federal income tax rates.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2018 and 2017. For tax-equivalent adjustments, an effective tax rate of 21% was used for the three months ended September 30, 2018 and 35% was used for the three months ended September 30, 2017(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$20,745	$101	1.94%	$13,543	$46	1.38%
Securities:
Taxable	473,914	2,971	2.51%	482,269	2,688	2.23%
Non-taxable	281,879	2,855	4.05%	266,485	3,184	4.78%
Total Loans and Leases(2)	2,318,657	28,240	4.84%	2,058,453	23,358	4.51%
TOTAL INTEREST EARNING ASSETS	3,095,195	34,167	4.39%	2,820,750	29,276	4.13%
Other Assets	253,739			227,813
Less: Allowance for Loan Losses	(15,929)			(15,508)
TOTAL ASSETS	$3,333,005			$3,033,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,617,768	$2,028	0.50%	$1,447,693	$1,117	0.31%
Time Deposits	425,783	1,507	1.40%	382,827	842	0.87%
FHLB Advances and Other Borrowings	257,460	1,392	2.14%	246,698	1,110	1.79%
TOTAL INTEREST-BEARING LIABILITIES	2,301,011	4,927	0.85%	2,077,218	3,069	0.59%
Demand Deposit Accounts	636,989			572,204
Other Liabilities	19,750			25,334
TOTAL LIABILITIES	2,957,750			2,674,756
Shareholders’ Equity	375,255			358,299
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,333,005			$3,033,055

COST OF FUNDS			0.63%			0.43%
NET INTEREST INCOME		$29,240			$26,207
NET INTEREST MARGIN			3.76%			3.70%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $3,631,000, or 15%, for the quarter ended September 30, 2018 compared with the same quarter of 2017.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.76% for the third quarter of 2018 compared to 3.70% during the third quarter of 2017. The tax equivalent yield on earning assets totaled 4.39% during the quarter ended September 30, 2018 compared to 4.13% in the same period of 2017, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.63% during the quarter ended September 30, 2018 compared to 0.43% in the same period of 2017.

The increased level of net interest income during the third quarter of 2018 compared with the third quarter of 2017 was driven primarily by a higher level of average earning assets and an improved net interest margin. The increased level of average earning assets in the third quarter of 2018 was driven by organic loan growth from the Company's existing branch footprint combined with growth related to the branch acquisition completed during the second quarter of 2018.

The net interest margin during the third quarter of 2018 when compared with the third quarter of 2017 was positively impacted by an improvement in loan yields driven by higher short-term market interest rates and an increase in the amount of accretion on loan discounts on acquired loans while an increase in the cost of funds and the decline in federal income tax rates in 2018 compared with 2017 negatively impacted the net interest margin. Accretion of loan discounts on acquired loans contributed approximately 8 basis points to the net interest margin on an annualized basis in the third quarter of 2018 compared with 5 basis points in the third quarter of 2017. The Company's cost of funds increased approximately 20 basis points in the third quarter of 2018 compared with the third quarter of 2017. The higher cost of funds was largely attributable to an increase in short-term market interest rates over the past several quarters. The lower federal income tax rates during the second quarter of 2018 had an approximately 9 basis point negative impact on the Company's net interest margin and earning asset yield.

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2018 and 2017. For tax-equivalent adjustments, an effective tax rate of 21% was used for the nine months ended September 30, 2018 and 35% was used for the nine months ended September 30, 2017(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$18,852	$211	1.50%	$13,125	$100	1.02%
Securities:
Taxable	476,647	8,930	2.50%	481,242	8,109	2.25%
Non-taxable	276,944	8,362	4.03%	260,146	9,485	4.86%
Total Loans and Leases(2)	2,230,100	78,666	4.72%	2,015,245	68,577	4.55%
TOTAL INTEREST EARNING ASSETS	3,002,543	96,169	4.28%	2,769,758	86,271	4.16%
Other Assets	240,450			222,582
Less: Allowance for Loan Losses	(15,527)			(15,317)
TOTAL ASSETS	$3,227,466			$2,977,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,556,460	$4,901	0.42%	$1,426,906	$2,794	0.26%
Time Deposits	414,022	3,766	1.22%	381,573	2,234	0.78%
FHLB Advances and Other Borrowings	252,987	3,859	2.04%	235,633	2,937	1.67%
TOTAL INTEREST-BEARING LIABILITIES	2,223,469	12,526	0.75%	2,044,112	7,965	0.52%
Demand Deposit Accounts	616,048			563,679
Other Liabilities	19,896			22,176
TOTAL LIABILITIES	2,859,413			2,629,967
Shareholders’ Equity	368,053			347,056
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,227,466			$2,977,023

COST OF FUNDS			0.56%			0.38%
NET INTEREST INCOME		$83,643			$78,306
NET INTEREST MARGIN			3.72%			3.78%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $7,172,000, or 10%, for the nine months ended September 30, 2018 compared with the same period of 2017.  The increased level of net interest income during the first nine months of 2018 compared with the nine months ended September 30, 2017 was driven primarily by a higher level of average earning assets and an improved net interest margin (excluding the impact of lower federal tax rates on the net interest margin). The increased level of average earning assets during 2018 was largely driven by organic loan growth from the Company's existing branch footprint and to a lesser degree from growth related to the branch acquisition completed during the second quarter of 2018.

The tax equivalent net interest margin was 3.72% for the first nine months of 2018 compared to 3.78% during the same period of 2017. The tax equivalent yield on earning assets totaled 4.28% during the nine months ended September 30, 2018 compared to 4.16% in the same period of 2017, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.56% during the nine months ended September 30, 2018 compared to 0.38% in the same period of 2017. The increased yield on earning assets and the increase in the cost of funds during 2018 were both impacted by increased short-term market interest rates.

Accretion of loan discounts on acquired loans contributed approximately 6 basis points to the net interest margin on an annualized basis in the nine months of 2018 and 11 basis points in the same period of 2017. The lower federal income tax rates during the first nine months of 2018 had an approximately 9 basis point negative impact on the Company's net interest margin and earning asset yield.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2018, the provision for loan losses totaled $500,000 compared with a $250,000 provision for loan losses during the third quarter of 2017. The provision for loan losses represented approximately 9 basis points and 5 basis points of average loans on an annualized basis in the third quarter of 2018 and 2017, respectively.

The provision for loan losses totaled $2,070,000 for the nine months ended September 30, 2018, an increase of $970,000, or 88%, compared to the provision of $1,100,000 during the nine months ended September 30, 2017. During the first nine months of 2018, the provision for loan loss represented approximately 12 basis points of average loans on an annualized basis compared with 7 basis points of average loans on an annualized basis during the nine months ended September 30, 2017. The level of provision during all periods presented was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss.

Net charge-offs totaled $86,000 or 1 basis point on an annualized basis of average loans outstanding during the three months ended September 30, 2018, compared with $249,000 or 5 basis points on an annualized basis of average loans outstanding during the same period of 2017. The Company realized net charge-offs of $1,713,000 or 10 basis points on an annualized basis of average loans outstanding during the nine months ended September 30, 2018, compared with net charge-offs of $587,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2017. The increase in net charge-offs during the first nine months of 2018 was primarily attributable to a partial charge-off on a single commercial lending relationship in the first quarter of 2018 that was downgraded and largely reserved for during the fourth quarter of 2017.

The provision for loan losses made during each of the three and nine month periods ended September 30, 2018 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2018, non-interest income totaled $8,963,000, an increase of $688,000, or 8%, compared with the third quarter of 2017.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Trust and Investment Product Fees	$1,585	$1,301	$284	22%
Service Charges on Deposit Accounts	1,858	1,608	250	16
Insurance Revenues	1,827	1,728	99	6
Company Owned Life Insurance	251	317	(66)	(21)
Interchange Fee Income	1,847	1,186	661	56
Other Operating Income	639	608	31	5
Subtotal	8,007	6,748	1,259	19
Net Gains on Sales of Loans	866	952	(86)	(9)
Net Gains on Securities	90	575	(485)	(84)
Total Non-interest Income	$8,963	$8,275	$688	8

Trust and investment product fees increased $284,000, or 22%, during the third quarter of 2018 compared with the third quarter of 2017. Increased assets under management in the Company's wealth advisory group contributed to this increase in trust and investment product fees.

Service charges on deposit accounts increased $250,000, or 16%, during the third quarter of 2018 compared with the third quarter of 2017. The increase was largely attributable to the branch acquisition that was completed during the second quarter of 2018.

Interchange fees increased $661,000, or 56%, during the third quarter of 2018 compared with the third quarter of 2017. The increase during the third quarter of 2018 compared with the same period of 2017 was attributable to increased card utilization by customers and to the adoption of the new revenue recognition standard effective January 1, 2018. While the adoption of the standard did not have a significant impact on the Company's financial results, the recording of revenue gross versus net of certain expenses, in accordance with the standard, did result in the reclassification of some expenses associated with the interchange fee revenue during the third quarter of 2018. The reclassification of this expense for the third quarter of 2018 totaled $399,000.

During the quarter ended September 30, 2018, the Company realized a net gain on the sale of securities of $90,000 related to the sale of $5.3 million of securities compared with a net gain on sales of securities of $575,000 related to the sale of $47.8 million of securities during the third quarter of 2017.

During the nine months ended September 30, 2018, non-interest income totaled $27,337,000, an increase of $3,077,000, or 13%, compared with the first nine months of 2017.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Trust and Investment Product Fees	$5,035	$3,894	$1,141	29%
Service Charges on Deposit Accounts	4,972	4,570	402	9
Insurance Revenues	6,453	6,112	341	6
Company Owned Life Insurance	823	1,051	(228)	(22)
Interchange Fee Income	5,043	3,365	1,678	50
Other Operating Income	2,156	2,095	61	3
Subtotal	24,482	21,087	3,395	16
Net Gains on Sales of Loans	2,421	2,598	(177)	(7)
Net Gains on Securities	434	575	(141)	(25)
Total Non-interest Income	$27,337	$24,260	$3,077	13

Trust and investment product fees increased $1,141,000, or 29%, during the nine months ended September 30, 2018 compared with the same period of 2017. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth advisory group.

Service charges on deposit accounts increased $402,000, or 9%, during the nine months ended September 30, 2018 compared with the same period of 2017. The increase was largely attributable to the branch acquisition that was completed during the second quarter of 2018.

Insurance revenues increased $341,000, or 6%, during the first nine months of 2018 compared with the first nine months of 2017. The increase during 2018 was primarily due to increased contingency revenue. Contingency revenue during 2018 totaled $1,218,000 compared with $992,000 during 2017. The fluctuation in contingency revenue is a normal course of business variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Company owned life insurance revenue declined $228,000, or 22%, during the nine months ended September 30, 2018, compared with the same period of 2017. The decline was largely related to death benefits received from life insurance policies during 2017.

Interchange fees increased $1,678,000, or 50%, during the first nine months of 2018 compared with 2017. The increase during 2018 compared with 2017 was attributable to increased card utilization by customers and to the adoption of the new revenue recognition standard effective January 1, 2018. While the adoption of the standard did not have a significant impact on the Company's financial results, the recording of revenue gross versus net of certain expenses, in accordance with the standard, did result in the reclassification of some expenses associated with the interchange fee revenue during 2018. The reclassification of this expense for the nine months ended September 30, 2018 totaled $1,099,000.

Non-interest Expense:

During the quarter ended September 30, 2018, non-interest expense totaled $21,576,000, an increase of $1,805,000, or 9%, compared with the third quarter of 2017. The third quarter of 2018 included a full quarter of operating expenses for the five-branch acquisition completed during the second quarter of 2018. The third quarter of 2018 included acquisition-related expenses of approximately $396,000 (approximately $317,000 or $0.01 per share, on an after tax basis) for the five-branch acquisition that closed on May 18, 2018 and the acquisition of First Security, Inc. that closed on October 15, 2018.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Salaries and Employee Benefits	$12,134	$11,570	$564	5%
Occupancy, Furniture and Equipment Expense	2,738	2,372	366	15
FDIC Premiums	324	241	83	34
Data Processing Fees	1,309	1,067	242	23
Professional Fees	793	551	242	44
Advertising and Promotion	851	1,315	(464)	(35)
Intangible Amortization	430	230	200	87
Other Operating Expenses	2,997	2,425	572	24
Total Non-interest Expense	$21,576	$19,771	$1,805	9

Salaries and benefits increased $564,000, or 5%, during the quarter ended September 30, 2018 compared with the third quarter of 2017. The increase in salaries and benefits during the third quarter of 2018 compared with the third quarter of 2017 was primarily attributable to an increased number of full-time equivalent employees.

Occupany, furniture and equipment expense increased $366,000, or 15%, during the third quarter of 2018 compared with the third quarter of 2017. The increase during the third quarter of 2018 compared to the third quarter of 2017 was primarily due to operating costs related to the acquisition of the five banking branches in the Columbus and Greensburg, Indiana markets as well as other facilities the Company has placed into service over the past several quarters.

Data processing fees increased $242,000, or 23%, during the third quarter of 2018 compared to the second quarter of 2017. The increase during the third quarter of 2018 was largely related to costs associated with merger and acquisition activities.

Professional fees increased $242,000, or 44%, during the third quarter of 2018 compared with the third quarter of 2017. The increase during the third quarter of 2018 compared with the third quarter of 2017 was due to professional fees related to merger and acquisition activity during 2018.

Advertising and promotion expense declined $464,000, or 35%, during the third quarter of 2018 compared with the third quarter of 2017. The decline in the third quarter of 2018 compared to the third quarter of 2017 was primarily related to the donation of a former branch facility to a municipality in one of the Company's market areas during the third quarter of 2017.

Intangible amortization increased $200,000, or 87%, during the quarter ended September 30, 2018 compared with the third quarter of 2017. The increase in intangible amortization was attributable to the previously discussed branch acquisition completed during the second quarter of 2018.

Other operating expenses increased $572,000, or 24%, during the third quarter of 2018 compared with the third quarter of 2017. The increase in the third quarter of 2018 compared with the third quarter of 2017 was largely attributable to the adoption of the revenue recognition standard effective January 1, 2018 and the reclassification of expense as previously discussed. The reclassification of expense in accordance with the standard for the third quarter of 2018 totaled $399,000.

During the nine months ended September 30, 2018, non-interest expense totaled $63,739,000, an increase of $5,936,000, or 10%, compared with the first nine months of 2017. The first nine months of 2018 included acquisition-related expenses of approximately $1,486,000 (approximately $1,183,000 or $0.05 per share, on an after tax basis) for the five-branch acquisition that closed on May 18, 2018 and the acquisition of First Security, Inc. that closed on October 15, 2018.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2018	2017	Change	Change
Salaries and Employee Benefits	$36,279	$34,474	$1,805	5%
Occupancy, Furniture and Equipment Expense	7,674	6,778	896	13
FDIC Premiums	799	712	87	12
Data Processing Fees	3,834	3,122	712	23
Professional Fees	3,025	2,267	758	33
Advertising and Promotion	2,409	2,723	(314)	(12)
Intangible Amortization	942	725	217	30
Other Operating Expenses	8,777	7,002	1,775	25
Total Non-interest Expense	$63,739	$57,803	$5,936	10

Salaries and benefits increased $1,805,000, or 5%, during the nine months ended September 30, 2018 compared with the same period of 2017. The increase in salaries and benefits during 2018 compared with 2017 was primarily attributable to an increased number of full-time equivalent employees.

Occupancy, furniture and equipment expense increased $896,000, or 13%, during the nine months ended September 30, 2018 compared with the same period of 2017. The increase during 2018 compared with 2017 was primarily due to operating costs related to facilities the Company has placed into service over the past several quarters and to the acquisition of the five banking branches in the Columbus and Greensburg, Indiana markets.

Data processing fees increased $712,000, or 23%, during the first nine months of 2018 compared with 2017. The increase during the first nine months of 2018 was largely related to costs associated with merger and acquisition activities.

Professional fees increased $758,000, or 33%, during the first nine months of 2018 compared with 2017. The increase during 2018 was related to professional fees associated with the the five-branch acquisition that closed on May 18, 2018 and the acquisition of First Security, Inc. that closed on October 15, 2018.

Advertising and promotion expense declined $314,000, or 12%, during the nine months ended September 30, 2018 compared with the same period of 2017. The decline in 2018 compared with 2017 was primarily related to the donation of a former branch facility to a municipality in one of the Company's market areas during the third quarter of 2017.

Intangible amortization increased $217,000, or 30%, during the nine months ended September 30, 2018 compared with the same period of 2017. The increase in intangible amortization was attributable to the previously discussed branch acquisition completed during the second quarter of 2018.

Other operating expenses increased $1,775,000, or 25%, during the first nine months of 2018 compared with 2017. The increase in 2018 was largely attributable to the adoption of the revenue recognition standard effective January 1, 2018, The reclassification of expense in accordance with the standard for the nine months ended September 30, 2018, totaled $1,099,000.

Income Taxes:

The Company’s effective income tax rate was 18.1% and 26.7%, respectively, during the three months ended September 30, 2018 and 2017. The Company’s effective income tax rate was 17.6% and 27.0%, respectively, during the nine months ended September 30, 2018 and 2017. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

During the quarter ended September 30, 2018, the Company recorded a provision for income tax expense of $2,796,000 compared with a provision for income tax expense of $3,511,000 in the third quarter of 2017. During the nine months ended September 30, 2018, the Company recorded a provision for income tax expense of $7,606,000 compared with a provision for income tax expense of $10,757,000 in the first nine months of 2017. The provision for income tax and the effective tax rate was positively impacted during the third quarter and first nine months of 2018 by the reduction of federal income tax rates from a statutory rate of 35% to 21% effective January 1, 2018 related to the federal tax reform legislation enacted during the fourth quarter of 2017.

FINANCIAL CONDITION

Total assets for the Company increased to $3.364 billion at September 30, 2018, representing an increase of $219.4 million, or 9% on an annualized basis, compared with December 31, 2017. The increase in total assets was driven by the acquisition of the five-branch network in the Columbus and Greensburg, Indiana markets, as well as organic loan growth.

At September 30, 2018, total loans increased $195.2 million, or 12% on an annualized basis, compared with December 31, 2017. At September 30, 2018, the loans acquired as a part of the branch acquisition, which closed on May 18, 2018, totaled $112.9 million. At September 30, 2018, total loans, excluding those acquired as a part of the branch acquisition, increased $82.3 million, or approximately 5% on an annualized basis, compared with December 31, 2017.

The increase in total loans during the first nine months of 2018, excluding those acquired as a part of the branch acquisition, was driven by an increase of approximately $16.8 million, or 5% on an annualized basis, of commercial and industrial loans, an increase of $34.0 million, or 5% on an annualized basis, of commercial real estate loans, an increase of $23.0 million, or 9% on an annualized basis, of agricultural loans and an increase of $8.5 million, or 3% on annualized basis, of retail loans.

End of Period Loan Balances: (dollars in thousands)	September 30, 2018	December 31, 2017	Current Period Change
Commercial and Industrial Loans and Leases	$527,938	$486,668	$41,270
Commercial Real Estate Loans	985,915	926,729	59,186
Agricultural Loans	358,543	333,227	25,316
Home Equity and Consumer Loans	247,861	219,662	28,199
Residential Mortgage Loans	219,916	178,733	41,183
Total Loans	$2,340,173	$2,145,019	$195,154

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	September 30, 2018	December 31, 2017
Commercial and Industrial Loans and Leases	$3,188	$4,735
Commercial Real Estate Loans	5,094	4,591
Agricultural Loans	6,216	4,894
Home Equity and Consumer Loans	663	628
Residential Mortgage Loans	425	343
Unallocated	465	503

Total Allowance for Loan Loss	$16,051	$15,694

The Company’s allowance for loan losses totaled $16.1 million at September 30, 2018 compared to $15.7 million at December 31, 2017. The allowance for loan losses represented 0.69% of period-end loans at September 30, 2018 compared with 0.73% of period-end loans at December 31, 2017. From time to time, the Company has acquired loans through bank and branch acquisitions with the most recent being a branch acquisition in the second quarter of 2018. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a net discount on acquired loans of $9.0 million as of September 30, 2018 and $7.6 million at December 31, 2017.

The following is an analysis of the Company’s non-performing assets at September 30, 2018 and December 31, 2017:

Non-performing Assets: (dollars in thousands)	September 30, 2018	December 31, 2017
Non-accrual Loans	$8,428	$11,091
Past Due Loans (90 days or more)	69	719
Total Non-performing Loans	8,497	11,810
Other Real Estate	100	54
Total Non-performing Assets	$8,597	$11,864

Restructured Loans	$122	$149

Non-performing Loans to Total Loans	0.36%	0.55%
Allowance for Loan Loss to Non-performing Loans	188.90%	132.89%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Commercial and Industrial Loans and Leases	$2,400	$4,753	$—	$—
Commercial Real Estate Loans	4,667	4,618	69	471
Agricultural Loans	552	748	—	248
Home Equity Loans	59	199	—	—
Consumer Loans	148	286	—	—
Residential Mortgage Loans	602	487	—	—
Total	$8,428	$11,091	$69	$719

Non-performing assets totaled $8.6 million at September 30, 2018 compared to $11.9 million of non-performing assets at December 31, 2017. Non-performing assets represented 0.26% of total assets at September 30, 2018 compared to 0.38% of total assets at December 31, 2017. Non-performing loans totaled $8.5 million at September 30, 2018 compared to $11.8 million at December 31, 2017. Non-performing loans represented 0.36% of total loans at September 30, 2018 compared to 0.55% at December 31, 2017. The decline in non-performing assets during the first nine months of 2018 was largely attributable to a partial charge-off on a single commercial lending relationship that was downgraded during the fourth quarter of 2017.

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

Total deposits increased $156.8 million, or 8% on an annualized basis, as of September 30, 2018 compared with December 31, 2017. The increase in total deposits during the first nine months of 2018 compared with year-end 2017 was largely driven by the previously discussed branch acquisition. At September 30, 2018, the deposits acquired as a part of the branch acquisition totaled approximately $132.1 million.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2018	December 31, 2017	Current Period Change
Non-interest-bearing Demand Deposits	$634,421	$606,134	$28,287
Interest-bearing Demand, Savings, & Money Market Accounts	1,605,818	1,490,033	115,785
Time Deposits < $100,000	189,405	198,646	(9,241)
Time Deposits of $100,000 or more	211,203	189,239	21,964
Total Deposits	$2,640,847	$2,484,052	$156,795

Capital Resources:

As of September 30, 2018, shareholders’ equity increased by $11.5 million to $376.1 million compared with $364.6 million at year-end 2017. The increase in shareholders' equity was primarily attributable to an increase of $25.2 million in retained earnings partially offset by a decline in accumulated other comprehensive income primarily related to the decrease in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 11.1% of total assets at September 30, 2018 and 11.6% of total assets at December 31, 2017. Shareholders’ equity included $65.5 million of goodwill and other intangible assets at September 30, 2018 compared to $56.2 million of goodwill and other intangible assets at December 31, 2017. The increase in goodwill and other intangible assets resulted from the previously discussed branch acquisition.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

 As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer is being phased in from 0.00% in 2015 to 2.50% in 2019. For September 30, 2018, the capital conservation buffer was 1.875% and for December 31, 2017, the capital conservation buffer was 1.25%. At September 30, 2018, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2018 Ratio	12/31/2017 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	13.23%	13.62%	8.00%	N/A
Bank	12.11%	12.29%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.63%	12.99%	6.00%	N/A
Bank	11.52%	11.66%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.21%	12.55%	4.50%	N/A
Bank	11.52%	11.66%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.34%	10.71%	4.00%	N/A
Bank	9.44%	9.63%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $4,775,000 during the nine months ended September 30, 2018 ending at $65.6 million.  During the nine months ended September 30, 2018, operating activities resulted in net cash inflows of $42.7 million. Investing activities resulted in net cash outflows of $70.2 million during the nine months ended September 30, 2018.  Financing activities resulted in net cash inflows for the nine months ended September 30, 2018 of $22.8 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2018, the parent company had approximately $21.8 million of cash and cash equivalents available to meet its cash flow needs.

On October 11, 2018, the Company entered into a Loan Agreement with U.S. Bank National Association, providing the Company with a term loan in the principal amount of $25,000,000 (the “Term Loan”), and with a revolving credit loan in the principal amount of up to $15,000,000 (the “Revolving Credit Loan” and, collectively with the Term Loan, the “Loans”). The Term Loan was advanced in its entirety on October 11, 2018, for purposes of funding a portion of the cash payment required to be paid by the Company in connection with the acquisition of the outstanding capital stock of First Security, Inc., which closed effective October 15, 2018. The Revolving Credit Loan will be used for general corporate needs, operating expenditures and capital injections incurred in the ordinary course of business.

The Term Loan, as evidenced by a term loan promissory note (the “Term Note”), bears interest at an annual rate of 5.24%. The Revolving Credit Loan, as evidenced by a revolving credit promissory note (the “Revolving Credit Note”), bears interest at an annual rate equal to 1.75% plus the greater of (a) zero percent (0.00%) or (b) the one month LIBOR rate in effect two New York banking days prior to the beginning of each calendar month, adjusted for any reserve requirement and any subsequent costs arising from a change in government regulation, as reset each month.

The Company will pay quarterly payments of accrued interest on the Loans beginning on December 31, 2018. The balance of all outstanding principal and accrued interest under the Term Note will become due and payable on September 30, 2021. The balance of all outstanding principal and accrued interest under the Revolving Credit Note will become due and payable on September 30, 2019. As of the date hereof, there have been no borrowings under the Revolving Credit Note.

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

Interest Rate Sensitivity as of September 30, 2018 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$114,925	(3.19)%
+1%	116,842	(1.58)%
Base	118,712	—
-1%	117,819	(0.75)%
-2%	109,643	(7.64)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2018 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2018 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$443,821	(9.61)%	14.26%	(73) b.p.
+1%	469,098	(4.46)%	14.69%	(30) b.p.
Base	490,981	—	14.99%	—
-1%	490,114	(0.18)%	14.65%	(34) b.p.
-2%	452,891	(7.76)%	13.29%	(170) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2018	—	—	—	409,184
August 2018	—	—	—	409,184
September 2018	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through September 30, 2018 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended September 30, 2018.

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

4.3
Loan Agreement, dated as of October 11, 2018, by and between German American Bancorp, Inc. and U.S. Bank National Association is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2018 (SEC File No. 001-15877).

4.4
Negative Pledge Agreement, dated October 11, 2018, by German American Bancorp, Inc. and in favor of U.S. Bank National Association is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 15, 2018 (SEC File No. 001-15877).

4.5
Term Note, in the principal sum of $25,000,000, issued by German American Bancorp, Inc. on October 11, 2018, to U.S. Bank National Association is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 15, 2018 (SEC File No. 001-15877).

4.6
Revolving Credit Note, in the principal sum of $15,000,000, issued by German American Bancorp, Inc. on October 11, 2018, to U.S. Bank National Association is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed October 15, 2018 (SEC File No. 001-15877).

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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

GERMAN AMERICAN BANCORP, INC.

Date: November 9, 2018	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)