Form 10-K
period 2018-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2019-03-01
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2018 was approximately $759,917,505. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 20, 2019, there were outstanding 24,967,458 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 16, 2019, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2018

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

PART I

Item 1. Business.

General

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 65 banking offices in 20 contiguous southern Indiana counties and four Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bank	Commercial Bank	Jasper, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Jasper, IN
German American Investment Services, Inc.	Retail Brokerage	Jasper, IN

Effective April 1, 2018, the legal name of German American Bank was changed from German American Bancorp to its current name. The new name corresponds with the trade name already being used by the banking subsidiary and promotes further distinction in nomenclature between the banking subsidiary and the bank holding company, German American Bancorp, Inc.
Business Developments

On February 21, 2019, the Company entered into an Agreement and Plan of Reorganization with Citizens First Corporation (“Citizens First”), pursuant to which Citizens First agreed to merge with and into the Company. The merger agreement also provides that Citizens First’s wholly-owned banking subsidiary, Citizens First Bank, Inc. will be merged with and into the Company’s subsidiary bank, German American Bank, immediately following the holding company merger. Based on the number of Citizens First common shares expected to be outstanding at closing, the Company would issue approximately 1.7 million shares of its common stock, and pay approximately $16 million cash, for all of the issued and outstanding common shares of Citizens First. Citizens First is a bank holding company headquartered in Bowling Green, Kentucky. It operates, through Citizens First Bank, Inc., branch offices in Barren, Hart, Simpson and Warren Counties in Kentucky, and a loan production office in Williamson County, Tennessee. At December 31, 2018, Citizens First reported total assets of approximately $476 million, total loans of approximately $372 million, and total deposits of approximately $389 million. Completion of the mergers is subject to approval by regulatory authorities and Citizens First’s shareholders, as well as certain other closing conditions. The transaction is expected to be completed in the third quarter of 2019.

On October 15, 2018, the Company completed the acquisition of First Security, Inc. ("First Security") through the merger of First Security with and into the Company. Immediately following completion of the First Security holding company merger, First Security’s subsidiary bank, First Security Bank, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. First Security, based in Owensboro, Kentucky, operated 11 retail banking offices, through First Security Bank, Inc., in Owensboro, Bowling Green, Franklin and Lexington, Kentucky and in Evansville and Newburgh, Indiana. As of the closing of the transaction, First Security had total assets of approximately $553.2 million, total loans of approximately $390.1 million, and total deposits of approximately $424.4 million. The Company issued approximately 2.0 million shares of its common stock, and paid approximately $31.2 million in cash, in exchange for all of the issued and outstanding shares of common stock of First Security and in cancellation of all outstanding options to acquire First Security common stock.

On May 18, 2018, German American Bank completed the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018) and certain related assets, and the assumption by German American Bank of certain related liabilities. Four of the branches are located in Columbus, Indiana, and one in Greensburg, Indiana. German American Bank acquired approximately $175.7 million in deposits and approximately $116.3 million in loans associated with the five bank branches. The premium paid on deposits by German American Bank was approximately $7.4 million. The premium was subject to adjustment to reflect increases or decreases in the deposit balances during the six month period following the closing date. In January 2019, an adjustment of approximately $0.1 million in additional premium was paid by German American Bank as a result of the change in deposits during the six month measurement period. German American Bank also had the ability, under certain circumstances, to put loans back to First Financial Bancorp’s bank subsidiary during such six month period. During the fourth quarter of 2018, approximately $1.3 million of loans were put back by German American Bank.

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

For further information regarding these merger and acquisition transactions, see Note 18 (Business Combinations) and Note 21 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 18 and Note 21 are incorporated into this Item 1 by reference.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The map below illustrates the locations of the Company’s 66 retail and commercial banking, insurance and investment offices as of February 20, 2019.

Competition

The industries in which the Company operates are highly competitive. The Bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana, Kentucky and elsewhere. Further, the Bank competes for loans and deposits not only with commercial banks but also with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. There are numerous alternative providers (including national providers that advertise extensively and provide their services via e-mail, direct mail, telephone and the Internet) for the insurance products and services offered by German American Insurance, Inc., trust and financial planning services offered by the Bank and the brokerage products and financial planning services offered by German American Investment Services, Inc. Many of these competitors have substantially greater resources than the Company.

Employees

At February 20, 2019 the Company and its subsidiaries employed approximately 738 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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
Effective January 1, 2015 (subject to certain phase-in provisions), we became subject to new federal banking agency rules implementing certain regulatory capital reforms agreed to by the Basel Committee on Banking Supervision (known as “Basel III”) and to certain changes required by the Dodd-Frank Act. Generally, under these new rules (which were subject to certain phase-in provisions), (a) minimum requirements were increased for both the quality and quantity of capital held by banking organizations, (b) stricter criteria are applied in determining the eligibility for inclusion in regulatory capital of capital instruments (other than common equity), and (c) the methodology for calculating risk-weighted assets was changed. The rules include, among other requirements:

•	a new minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets of 4.5%;

•
a new conservation buffer on Common Equity Tier 1 Capital equal to an additional 0.625% of risk-weighted assets during 2016 and increasing each year by another 0.625% until reaching 2.5% when fully phased-in effective as of January 1, 2019 (bringing the Common Equity Tier 1 Capital to risk-weighted assets ratio to a total of 7.0% when fully implemented);

•
a minimum ratio of Tier 1 Capital to risk-weighted assets of 6% plus the conservation buffer (which, when fully phased-in effective as January 1, 2019, results in a minimum required total Tier 1 Capital to risk-weighted assets ratio of 8.5%);

•
a minimum ratio of Total Capital (that is, Tier 1 Capital plus instruments includable in a tier called Tier 2 Capital) to risk-weighted assets of at least 8.0% plus the conservation buffer (which, when fully phased-in effective as of January 1, 2019, results in a minimum Total Capital to risk-weighted assets ratio of 10.5%); and

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
Under the Basel III rules, we and our bank subsidiary elected, in our March 31, 2015 financial report filed with banking agencies, to opt-out of the requirement to include AOCI in our CET1. As a result, most AOCI items will be treated, for regulatory capital purposes, in the same manner in which they were prior to Basel III.

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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank throughout 2018 was well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $91.6 million of such brokered deposits at December 31, 2018. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2018, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2018, see Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.
Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bancorp), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2018, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $76 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders’ Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
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
Certain Other Laws and Regulations

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.
In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
A major focus of governmental policy on financial institutions is combating money laundering and terrorist financing. The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. Effective as of May 11, 2018, following implementation of recent amendments to the BSA regulations, covered institutions such as the Bank are also required to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include, in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which must include procedures that: (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require the covered institutions to conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information.
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
Federal Deposit Insurance Premiums and Assessments

The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. The insurance benefit generally covers up to a maximum of $250,000 per separately insured depositor. As an FDIC-insured bank, our bank subsidiary is subject to deposit insurance premiums and assessments to maintain the DIF. The Bank’s deposit insurance premium assessment rate depends on the asset and supervisory categories to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.
Under the current system, deposit insurance assessments are based on average total assets minus average tangible equity. The FDIC assigns a banking institution to one of two categories based on asset size. As an institution with under $10 billion in assets, the Bank falls into the “Established Small Institution” category. This category has three sub-categories based on supervisory ratings designed to measure risk (the FDIC’s “CAMELS Composite” ratings). The assessment rate, which ranges from 1.5 to 30.0 basis points (such basis points representing a per annum rate) for Established Small Institutions, is determined based upon each applicable institution’s most recent supervisory and capital evaluations.
In addition, each FDIC insured institution is required to pay to the FDIC an assessment on the institution’s total assets less tangible capital in order to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The Federal Housing Finance Agency, the agency authorized to prescribe regulations relating to the Financing Corporation, has projected that the last payment will be collected with the March 2019 assessment. For the Bank’s December 2018 payment, the bond assessment was equal to a per annum rate of 0.14 basis points.
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
Forward-Looking Statements and Associated Risks

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of the Company’s capital under regulatory requirements and of its allowance for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; acquisitions or mergers; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. All statements other than statements of historical fact included in this Report, including statements regarding our financial position, business strategy and the plans and objectives of our management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “should”, “would”, “could”, “can”, “may”, “will”, “might” and similar expressions, as they relate to us or our management, identify forward-looking statements.
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

We conduct business from offices that are located in 20 contiguous southern Indiana counties and four counties in Kentucky, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. Any material deterioration in the economic conditions in these markets could have direct or indirect material adverse impacts on us, or on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such deterioration could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Future impacts of the Tax Cuts and Jobs Act (the “Tax Act”) on us and our customers are unknown at present, creating uncertainty and risk related to demand for credit and our future results.

Increased economic activity resulting from the Tax Act’s lower tax rates on businesses, generally, could encourage additional borrowing. However, some customers may use the additional cash flow from lower taxes to fund existing levels of activity and, as a result, decreasing their borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. While our 2018 net income was positively impacted by the Tax Act, there is no guarantee that our future results will benefit similarly. Some or all of the benefits realized in 2018 could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we must do the same in order to remain competitive. Additionally, the benefits from the Tax Act could be repealed as a result of future regulatory actions. As a result of these uncertainties, there is no assurance that we will realize the anticipated continued benefits of the Tax Act in the future.

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

Our methods of reducing risk exposure may not be effective.

The Company maintains a comprehensive risk management program designed to identify, quantify, manage, mitigate, monitor, aggregate, and report risks. However, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market, liquidity, operational, compliance, financial reporting and strategic risks could be less effective than anticipated. As a result, the Company may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. For more information regarding risk management, please see “RISK MANAGEMENT” under Item 7 of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 60 other locations in Southern Indiana and eight in Northern Kentucky of which 54 are owned by the Company and 15 are leased from third parties.

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

Market for Common Stock

German American Bancorp, Inc.’s stock is traded on NASDAQ’s Global Select Market under the symbol GABC.

The Common Stock was held of record by approximately 3,684 shareholders at February 20, 2019.

Transfer Agent:	Computershare Priority Processing 250 Royall St Canton, MA 02021 Contact: Shareholder Relations (800) 884-4225	Shareholder Information and Corporate Office:	Terri A. Eckerle German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2018, the stocks of which have been traded on an established securities market (NYSE, NYSE American or NASDAQ) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2018 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., Old National Bancorp, Horizon Bancorp, MutualFirst Financial, Inc., and First Internet Bancorp. First Internet Bancorp was added to the Indiana Bank Peer Group for the first time in this Annual Report on Form 10-K as a result of being approved for listing on the NASDAQ Capital Market effective February 22, 2013, and otherwise meeting the above criteria. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2018	—	—	—	409,184
November 2018	—	—	—	409,184
December 2018	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through December 31, 2018 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2018.

Equity Compensation Plan Information

The Company maintains four plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 1992 Stock Option Plan (under which no new grants may be made), its 1999 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2009 Long-Term Equity Incentive Plan, and its 2009 Employee Stock Purchase Plan. Each of these four plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the four plans identified above. The following table sets forth information regarding these plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	845,697	(b)
Equity compensation plans not approved by security holders	—		—	—
Total	—		$—	845,697

(a)
Any shares that employees may have the right to purchase under the Employee Stock Purchase Plan in August 2019 in respect of employee payroll deductions of participating employees that had accumulated as of December 31, 2018 during the plan year that commenced in August 2018 have been excluded. Although these employees have the right under this Plan to have their accumulated payroll deductions applied to the purchase of Common Shares at a discounted price in August 2019, the price at which such shares may be purchased and the number of shares that may be purchased under that Plan at that time is not presently determinable.

(b)
Represents 539,293 shares that the Company may in the future issue to employees under the Employee Stock Purchase Plan (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 306,404 shares that were available for grant or issuance at December 31, 2018 under the 2009 Long-Term Equity Incentive Plan. Under the Long-Term Equity Incentive Plan, the aggregate number of Common Shares available for the grant of awards (subject to customary anti-dilution adjustment provisions) cumulatively following the adoption of the Plan in 2009 through the expiration of the Plan in 2019 may not exceed the sum of the following: (a) 500,000 shares, plus (b) any shares exchanged by a participant as full or partial payment to the Company of the exercise price of an option granted to the participant under the Plan; plus (c) at the beginning of each calendar year, an additional number of shares (if any) equal to the number of shares that would result in the number of shares available for awards as of such date being equal to one percent (1%) of the total number of the Company’s shares outstanding as of the immediately preceding December 31, on a fully-diluted basis.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 (Shareholders' Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data). Year-to-year financial information comparability is affected by the acquisition accounting treatment for mergers and acquisitions, including but not limited to the Company's acquisition of River Valley Bancorp, effective March 1, 2016, the acquisition of five branches from First Financial Bancorp effective May 18, 2018, and the acquisition of First Security, Inc effective October 15, 2018.

	2018	2017	2016	2015	2014
Summary of Operations:
Interest Income	$133,749	$111,030	$103,365	$81,620	$80,386
Interest Expense	19,139	11,121	8,461	6,068	6,047
Net Interest Income	114,610	99,909	94,904	75,552	74,339
Provision for Loan Losses	2,070	1,750	1,200	—	150
Net Interest Income after Provision For Loan Losses	112,540	98,159	93,704	75,552	74,189
Non-interest Income	37,070	31,854	32,013	27,444	23,937
Non-interest Expense	93,553	77,803	76,587	61,326	57,713
Income before Income Taxes	56,057	52,210	49,130	41,670	40,413
Income Tax Expense	9,528	11,534	13,946	11,606	12,069
Net Income	$46,529	$40,676	$35,184	$30,064	$28,344

Year-end Balances:
Total Assets	$3,929,090	$3,144,360	$2,955,994	$2,373,701	$2,237,099
Total Loans, Net of Unearned Income	2,728,059	2,141,638	1,989,955	1,564,347	1,447,982
Total Deposits	3,072,632	2,484,052	2,349,551	1,826,376	1,779,761
Total Long-term Debt	126,635	141,717	120,560	95,606	64,591
Total Shareholders’ Equity	458,640	364,571	330,267	252,348	228,824

Average Balances:
Total Assets	$3,380,409	$3,002,695	$2,841,096	$2,267,555	$2,170,761
Total Loans, Net of Unearned Income	2,339,089	2,036,717	1,904,779	1,483,752	1,406,000
Total Deposits	2,716,712	2,395,146	2,249,892	1,825,913	1,783,348
Total Shareholders’ Equity	385,476	350,913	321,520	241,018	214,496

Per Share Data:
Net Income (1)	$1.99	$1.77	$1.57	$1.51	$1.43
Cash Dividends	0.60	0.52	0.48	0.45	0.43
Book Value at Year-end	18.37	15.90	14.42	12.67	11.54
Tangible Book Value Per Share (2)	13.81	13.45	11.94	11.57	10.40

Other Data at Year-end:
Number of Shareholders	3,705	3,459	3,513	3,343	3,398
Number of Employees	747	621	605	479	473
Weighted Average Number of Shares (1)	23,381,616	22,924,726	22,391,115	19,888,374	19,834,766

Selected Performance Ratios:
Return on Assets	1.38%	1.35%	1.24%	1.33%	1.31%
Return on Equity	12.07%	11.59%	10.94%	12.47%	13.21%
Equity to Assets	11.67%	11.59%	11.17%	10.63%	10.23%
Dividend Payout	30.25%	29.11%	30.21%	29.97%	29.81%
Net Charge-offs (Recoveries) to Average Loans	0.08%	0.04%	0.04%	0.03%	(0.01)%
Allowance for Loan Losses to Loans	0.58%	0.73%	0.74%	0.92%	1.03%
Net Interest Margin	3.75%	3.76%	3.75%	3.70%	3.76%

(1) Share and Per Share Data includes the dilutive effect of stock options.

(2) Tangible Book Value per Share is defined as Total Shareholders' Equity less Goodwill and Other Intangible Assets divided by End of Period Shares Outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc., is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 65 banking offices in 20 contiguous southern Indiana counties and four Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2016 through 2018 and its financial condition as of December 31, 2017 and 2018. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW

Net income for the year ended December 31, 2018 totaled $46,529,000 or $1.99 per share, an increase of $5,853,000, or approximately 12% on a per share basis, from the year ended December 31, 2017 net income of $40,676,000 or $1.77 per share.

Net income for 2018 was positively impacted by lower federal income tax rates that became effective January 1, 2018, as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The lower federal income tax rates had a positive impact of approximately $0.26 per share for the year ended December 31, 2018.

Net income for 2018 was also impacted by merger and acquisition activity during the year. The year ended December 31, 2018 included acquisition-related expenses of approximately $4,592,000 (approximately $3,526,000 or $0.15 per share, on an after tax basis).

During the fourth quarter of 2017, as a result of the enactment of the Tax Act, the Company revalued its deferred tax assets and deferred tax liabilities. The revaluation resulted in a net tax benefit of $2,284,000, or approximately $0.10 per share during 2017.

On May 18, 2018, German American Bank completed the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018) and certain related assets, and the assumption by German American Bank of certain related liabilities. Four of the branches are located in

Columbus, Indiana, and one in Greensburg, Indiana. German American Bank acquired approximately $175.7 million in deposits and approximately $116.3 million in loans associated with the five bank branches. The premium paid on deposits by German American Bank was approximately $7.4 million. The premium was subject to adjustment to reflect increases or decreases in the deposit balances during the six month period following the closing date. In January 2019, an adjustment of approximately $0.1 million in additional premium was paid by German American Bank as a result of the change in deposits during the six month measurement period. German American Bank also had the ability, under certain circumstances, to put loans back to First Financial Bancorp’s bank subsidiary during such six month period. During the fourth quarter of 2018, approximately $1.3 million of loans were put back by German American Bank.

On October 15, 2018, the Company completed the acquisition of First Security, Inc. ("First Security") through the merger of First Security with and into the Company. Immediately following completion of the First Security holding company merger, First Security’s subsidiary bank, First Security Bank, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. First Security, based in Owensboro, Kentucky, operated 11 retail banking offices, through First Security Bank, Inc., in Owensboro, Bowling Green, Franklin and Lexington, Kentucky and in Evansville and Newburgh, Indiana. As of the closing of the transaction, First Security had total assets of approximately $553.2 million, total loans of approximately $390.1 million, and total deposits of approximately $424.4 million. The Company issued approximately 2.0 million shares of its common stock, and paid approximately $31.2 million in cash, in exchange for all of the issued and outstanding shares of common stock of First Security and in cancellation of all outstanding options to acquire First Security common stock.

On February 21, 2019, the Company entered into an Agreement and Plan of Reorganization with Citizens First Corporation (“Citizens First”), pursuant to which Citizens First agreed to merge with and into the Company. The merger agreement also provides that Citizens First’s wholly-owned banking subsidiary, Citizens First Bank, Inc. will be merged with and into the Company’s subsidiary bank, German American Bank, immediately following the holding company merger. Based on the number of Citizens First common shares expected to be outstanding at closing, the Company would issue approximately 1.7 million shares of its common stock, and pay approximately $16 million cash, for all of the issued and outstanding common shares of Citizens First. Citizens First is a bank holding company headquartered in Bowling Green, Kentucky. It operates, through Citizens First Bank, Inc., branch offices in Barren, Hart, Simpson and Warren Counties in Kentucky, and a loan production office in Williamson County, Tennessee. At December 31, 2018, Citizens First reported total assets of approximately $476 million, total loans of approximately $372 million, and total deposits of approximately $389 million. Completion of the mergers is subject to approval by regulatory authorities and Citizens First’s shareholders, as well as certain other closing conditions. The transaction is expected to be completed in the third quarter of 2019.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of December 31, 2018, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $5,436,000 and gross unrealized losses totaled approximately $14,079,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2018 totaled $46,529,000 or $1.99 per share, an increase of $5,853,000, or approximately 12% on a per share basis, from the year ended December 31, 2017 net income of $40,676,000 or $1.77 per share.
Net income for 2018 was positively impacted by lower federal income tax rates that became effective January 1, 2018, as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The lower federal income tax rates had a positive impact of approximately $0.26 per share for the year ended December 31, 2018.

Net income for 2018 was also impacted by the five-branch acquisition completed in May 2018 and the First Security acquisition completed in October 2018. The year ended December 31, 2018 included acquisition-related expenses of approximately $4,592,000 (approximately $3,526,000 or $0.15 per share, on an after tax basis) for the aforementioned acquisitions.

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

Net interest income increased $14,701,000, or 15%, for the year ended December 31, 2018 compared with 2017. The increased level of net interest income during 2018 compared with 2017 was driven primarily by a higher level of earning assets resulting from organic loan growth and merger and acquisition activity completed during 2018.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the year ended December 31, 2018 was 3.75% compared to 3.76% in 2017. The tax equivalent yield on earning assets totaled 4.36% during 2018 compared to 4.16% in 2017, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.61% during 2018 compared to 0.40% in 2017. The increased yield on earning assets and the increase in the cost of funds during 2018 were both impacted by increased short-term market interest rates.

Accretion of loan discounts on acquired loans contributed approximately 8 basis points to the net interest margin during 2018 compared with 9 basis points in 2017. The lower federal income tax rates during 2018 had an approximately 9 basis point negative impact on the Company's net interest margin and earning asset yield.

Net interest income increased $5,005,000, or 5%, for the year ended December 31, 2017 compared with 2016. The increased level of net interest income during 2017 compared with 2016 was driven primarily by a higher level of earning assets resulting from organic loan growth and the acquisition of River Valley Bancorp effective March 1, 2016.

The tax equivalent net interest margin was 3.76% during 2017 compared to 3.75% during 2016. The tax equivalent yield on earning assets totaled 4.16% during 2017 compared to 4.07% in 2016, while the cost of funds totaled 0.40% during 2017 compared to 0.32% in 2016.

The modest increase in the net interest margin during 2017 compared with the prior year was primarily attributable to an improved yield on the Company's securities portfolio combined with a larger loan portfolio, partially offset by a higher cost of funds and a lower level of accretion of loan discounts on acquired loans. Accretion of loan discounts on acquired loans contributed approximately 9 basis points to the net interest margin during 2017 and 13 basis points in 2016. The Company's cost of funds increased approximately 8 basis points during 2017 compared with 2016. The higher cost of funds was largely attributable to an increase in short-term market interest rates.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 21% was used for 2018 and an effective tax rate of 35% was used for 2017 and 2016 (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2018			Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$18,587	$308	1.65%	$12,405	$134	1.09%	$22,180	$74	0.33%

Securities:
Taxable	488,291	12,398	2.54%	482,331	10,898	2.26%	484,744	9,638	1.99%
Non-taxable	280,070	11,341	4.05%	262,654	12,697	4.83%	238,300	11,464	4.81%
Total Loans and Leases (2)	2,339,089	112,437	4.81%	2,036,717	92,449	4.54%	1,904,779	86,755	4.55%

TOTAL INTEREST EARNING ASSETS	3,126,037	136,484	4.36%	2,794,107	116,178	4.16%	2,650,003	107,931	4.07%

Other Assets	270,022			223,939			206,213
Less: Allowance for Loan Losses	(15,650)			(15,351)			(15,120)

TOTAL ASSETS	$3,380,409			$3,002,695			$2,841,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$969,922	$5,755	0.59%	$836,262	$2,893	0.35%	$755,775	$1,745	0.23%
Savings Deposits and Money Market Accounts	646,636	1,954	0.30%	606,212	1,078	0.18%	566,818	770	0.14%
Time Deposits	459,289	5,916	1.29%	380,316	3,123	0.82%	414,100	2,672	0.65%
FHLB Advances and Other Borrowings	257,737	5,514	2.14%	233,315	4,027	1.73%	242,483	3,274	1.35%

TOTAL INTEREST-BEARING LIABILITIES	2,333,584	19,139	0.82%	2,056,105	11,121	0.54%	1,979,176	8,461	0.43%

Demand Deposit Accounts	640,865			572,356			513,199
Other Liabilities	20,484			23,321			27,201
TOTAL LIABILITIES	2,994,933			2,651,782			2,519,576

Shareholders’ Equity	385,476			350,913			321,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,380,409			$3,002,695			$2,841,096

COST OF FUNDS			0.61%			0.40%			0.32%

NET INTEREST INCOME		$117,345			$105,057			$99,470

NET INTEREST MARGIN			3.75%			3.76%			3.75%

(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $3,151, $3,216, and $4,283 for 2018, 2017 and 2016, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2018 compared to 2017 Increase / (Decrease) Due to (1)			2017 compared to 2016 Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$86	$88	$174	$(45)	$105	$60
Taxable Securities	136	1,365	1,501	(48)	1,308	1,260
Non-taxable Securities	802	(2,159)	(1,357)	1,177	56	1,233
Loans and Leases	14,304	5,684	19,988	5,990	(296)	5,694
Total Interest Income	15,328	4,978	20,306	7,074	1,173	8,247

Interest Expense:
Savings and Interest-bearing Demand	529	3,209	3,738	245	1,211	1,456
Time Deposits	747	2,046	2,793	(231)	682	451
FHLB Advances and Other Borrowings	452	1,035	1,487	(128)	881	753
Total Interest Expense	1,728	6,290	8,018	(114)	2,774	2,660

Net Interest Income	$13,600	$(1,312)	$12,288	$7,188	$(1,601)	$5,587

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet and the discussions headed USES OF FUNDS, SOURCES OF FUNDS, and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $2,070,000, $1,750,000, and $1,200,000 in 2018, 2017, and 2016, respectively.

During 2018, the provision for loan loss represented approximately 9 basis points of average loans on an annualized basis. The increased level of provision during 2018 was largely related to an increased level of net charge-offs during 2018 compared with 2017. The Company realized net charge-offs of $1,941,000 or 8 basis points of average loans outstanding during 2018. The increase in net charge-offs during 2018 was primarily attributable to a partial charge-off on a single commercial lending relationship in the first quarter of 2018 that was downgraded and largely reserved for during the fourth quarter of 2017.

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

The Company’s allowance for loan losses represented 0.58% of total loans at year-end 2018 compared with 0.73% of total loans at year-end 2017. Under acquisition accounting, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company’s allowance for loan losses represented 0.77% of total non-acquired loans at year-end 2018 compared with 0.83% of total non-acquired loans at year-end 2017.

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

NON-INTEREST INCOME

During the year ended December 31, 2018, non-interest income increased $5,216,000, or 16%, from the year ended December 31, 2017. During the year ended December 31, 2017, non-interest income declined less than 1% from the year ended December 31, 2016.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2018	2017	2016	2018	2017
Trust and Investment Product Fees	$6,680	$5,272	$4,644	27%	14%
Service Charges on Deposit Accounts	7,044	6,178	5,973	14	3
Insurance Revenues	8,330	7,979	7,741	4	3
Company Owned Life Insurance	1,243	1,341	987	(7)	36
Interchange Fee Income	7,278	4,567	3,627	59	26
Other Operating Income	2,785	2,641	3,703	5	(29)
Subtotal	33,360	27,978	26,675	19	5
Net Gains on Sales of Loans	3,004	3,280	3,359	(8)	(2)
Net Gains on Securities	706	596	1,979	18	(70)
TOTAL NON-INTEREST INCOME	$37,070	$31,854	$32,013	16	n/m (1)

(1)	n/m = not meaningful

Trust and investment product fees increased $1,408,000, or 27%, during 2018 compared with 2017. Trust and investment product fees increased $628,000, or 14%, during 2017 compared with 2016. The increase in both years was primarily attributable to fees generated from increased assets under management in the Company's wealth management group.

Service charges on deposit accounts increased $866,000, or 14%, during 2018 compared with 2017. The increase during 2018 compared with 2017 was positively impacted by the acquisition activity completed during 2018. Service charges on deposit accounts increased $205,000, or 3%, during 2017 compared with 2016.

Insurance revenues increased $351,000, or 4%, during 2018 compared with 2017. The increase during 2018 was primarily due to increased contingency revenue. Insurance revenues increased $238,000, or 3%, during 2017 as compared to 2016 as a result of increased commercial insurance revenue and personal insurance revenue partially offset by a decline in contingency revenue. Contingency revenue totaled $1,218,000 in 2018 compared with $992,000 in 2017 and $1,114,000 in 2016. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Interchange fees increased $2,711,000, or 59%, during 2018 compared to 2017. The increase during 2018 was largely attributable to increased card utilization by customers, the acquisition activity completed during 2018 and to the adoption of the new revenue recognition standard effective January 1, 2018. While the adoption of the standard did not have a significant impact on the Company's financial results, the recording of revenue gross versus net of certain expenses, in accordance with the standard, did result in the reclassification of some expenses associated with the interchange fee revenue during 2018. The reclassification of this expense for 2018 totaled $1,244,000. Interchange fee income increased $940,000, or 26%, during 2017 compared with 2016. The increase was attributable to increased card utilization by customers and a full year of operations from the River Vally Bancorp acquisition that closed during the first quarter of 2016.

Other operating income increased $144,000, or 5% during 2018 compared with 2017. Other operating income declined $1,062,000, or 29%, during 2017 compared with 2016. The decline was largely attributable to decreased fees and fair value adjustments associated with swap transactions with loan customers.

Net gains on sales of loans declined $276,000, or 8%, during 2018 compared with 2017. The decline in the net gain on sales of loans during 2018 compared with 2017 was largely attributable to lower pricing levels on loans sold. Net gains on sales of loans declined $79,000, or 2%, during 2017 compared with 2016. Loan sales for 2018, 2017, and 2016 totaled $135.3 million, $130.3 million, and $133.6 million, respectively.

During 2018, the Company realized net gains on the sale of securities of $706,000 related to the sale of approximately $90.3 million of securities. During 2017, the Company realized net gains on the sale of securities of $596,000 related to the sale of approximately $48.3 million of securities. During 2016, the Company realized net gains on the sale of securities of $1,979,000 related to the sale of approximately $163.1 million of securities.

NON-INTEREST EXPENSE

During 2018, non-interest expense increased of $15,750,000, or 20%, compared with 2017. 2018 included operating expenses related to the branch acquisition completed during the second quarter of 2018 as well as operating expenses related to the bank acquisition completed early in the fourth quarter of 2018. 2018 also included acquisition-related expenses of a non-recurring nature of approximately $4,592,000 related to the aforementioned merger and acquisition activity. During 2017, non-interest expense increased $1,216,000, or 2%, compared with 2016.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2018	2017	2016	2018	2017
Salaries and Employee Benefits	$51,306	$46,642	$43,961	10%	6%
Occupancy, Furniture and Equipment Expense	10,877	9,230	8,558	18	8
FDIC Premiums	1,033	954	1,151	8	(17)
Data Processing Fees	6,942	4,276	5,686	62	(25)
Professional Fees	5,362	2,817	3,672	90	(23)
Advertising and Promotion	3,492	3,543	2,657	(1)	33
Intangible Amortization	1,752	942	1,062	86	(11)
Other Operating Expenses	12,789	9,399	9,840	36	(4)
TOTAL NON-INTEREST EXPENSE	$93,553	$77,803	$76,587	20	2

Salaries and benefits increased $4,664,000, or 10%, during 2018 compared with 2017. The increase during 2018 compared with 2017 was primarily attributable to an increased number of full-time equivalent employees due in part to the acquisition transactions during 2018. Salaries and benefits increased $2,681,000, or 6%, during 2017 compared with the 2016. The increase in 2017 compared with 2016 was primarily attributable to acquisition activity during 2016 combined with an increased number of full-time equivalent employees and higher levels of employee benefit costs including health insurance costs.

Occupancy, furniture and equipment expense increased $1,647,000, or 18%, during 2018 compared with 2017. The increase during 2018 compared to 2017 was primarily due to operating costs related to the acquisition activity during 2018 as well as other facilities the Company has placed into service over the past several quarters. Occupancy, furniture and equipment expense increased $672,000, or 8%, in 2017 compared with 2016. This increase was largely related to capital investments into the Company's branch network and to the acquisition activity during 2016.

Data processing fees increased $2,666,000, or 62%, during 2018 compared to 2017. The increase was largely related to costs associated with merger and acquisition activities which totaled approximately $2,002,000 during 2018. Data processing fees declined $1,410,000, or 25%, in 2017 compared with 2016. The decline during 2017 compared with 2016 was primarily due to expenses totaling $1,288,000 related to the consolidation of various data processing and information systems that were incurred for the acquisition completed during 2016.

Professional fees increased $2,545,000, or 90%, during 2018 compared with 2017. The increase was primarily due to professional fees related to merger and acquisition activities which totaled $1,738,000 during 2018. Professional fees during 2018 also included approximately $930,000 in fees related to certain contract negotiations not related to the acquisition activity. Professional fees declined $855,000, or 23%, in 2017 compared with 2016. The decline during 2017 compared with 2016 was attributable to expenses totaling $770,000 associated with the acquisition completed during 2016.

Advertising and promotion declined $51,000, or 1%, in 2018 compared with 2017. Advertising and promotion increased $886,000, or 33%, in 2017 compared with 2016. The primary driver of the increase in advertising and promotion during 2017 was a contribution expense of $773,000 related to the donation of a former branch facility to a municipality in one of the Company's market areas.

Intangible amortization increased $810,000, or 86%, during 2018 compared with 2017. The increase in intangible amortization was attributable to the previously discussed acquisition transactions completed during 2018. Intangible amortization decreased $120,000, or 11%, during 2017 compared with 2016.

Other operating expenses increased $3,390,000, or 36%, during 2018 compared with 2017. The increase during 2018 was largely attributable to the operating costs related to the acquisitions completed in 2018 and to the adoption of the revenue recognition standard effective January 1, 2018 and the reclassification of expenses as previously discussed. The reclassification of this expense for 2018 totaled $1,244,000. Other operating expenses declined $441,000, or 4%, during 2017 compared with 2016.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 17.0%, 22.1%, and 28.4%, respectively, in 2018, 2017, and 2016. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

The Company's effective tax rate and provision for income tax was positively impacted during 2018 by the reduction of federal income tax rates from a statutory rate of 35% to 21% effective January 1, 2018 related to the enactment of the Tax Act during the fourth quarter of 2017. As a result of the enactment of the Tax Act, the Company revalued its its deferred tax assets and deferred tax liabilities during the fourth quarter of 2017 which resulted in a net tax benefit of $2,284,000 and consequently impacted the effective tax rate for 2017 as well.

See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2018, shareholders’ equity increased by $94.1 million to $458.6 million compared with $364.5 million at year-end 2017. The increase in shareholders' equity was largely attributable to the issuance of the Company's common shares in the acquisition of First Security. Approximately 1,988,000 shares were issued to First Security shareholders resulting in an increase to shareholders' equity of $64.7 million. The increase in shareholders' equity was also attributable to an increase of $32.5 million in retained earnings. Shareholders’ equity represented 11.7% of total assets at December 31, 2018 and 11.6% of total assets at December 31, 2017. Shareholders’ equity included $113.6 million of goodwill and other intangible assets at December 31, 2018 compared to $56.2 million of goodwill and other intangible assets at December 31, 2017.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer was phased in from 0.00% in 2015 to 2.50% effective January 1, 2019. For December 31, 2018, the capital conservation buffer was 1.875%. At December 31, 2018, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	12/31/2018 Ratio	12/31/2017 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	12.36%	13.62%	8.00%	N/A
Bank	12.37	12.29	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	11.85%	12.99%	6.00%	N/A
Bank	11.86	11.66	6.00	8.00%
Common Equity Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	11.48%	12.55%	4.50%	N/A
Bank	11.86	11.66	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	9.75%	10.71%	4.00%	N/A
Bank	9.78	9.63	4.00	5.00%

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

USES OF FUNDS

LOANS

December 31, 2018 total loans increased $586.7 million compared with year-end 2017. As of December 31, 2018, outstanding loans from the First Security transaction, which closed in October 2018, totaled $374.5 million. At December 31, 2018, the loans acquired as a part of the branch acquisition, which closed in May 2018, totaled $106.0 million.

Total loans from the Company's existing branch network, excluding the acquired First Security loans and the loans acquired in the branch acquisition, grew by approximately $106.2 million, or 5%, at year-end 2018 compared with year-end 2017 total loans. Included in this 2018 loan growth, excluding First Security and the branch acquisition, was an increase of approximately $16.1 million, or 3%, in commercial and industrial loans, an increase of $56.8 million, or 6%, in commercial real estate loans, an increase of $22.0 million, or 7%, in agricultural loans, and an increase of $11.3 million, or 3%, in retail loans. The level of organic loan growth in the last half of 2018 from the Company’s existing branch network was impacted by an increased level of large balance pay-offs (approximately $52.0 million), which were largely driven by borrowers’ sales of individual properties and businesses.

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

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2018. The portfolio is most heavily concentrated in commercial real estate loans at 44% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate, including multi-family housing, was limited to 31% of the total loan portfolio at year-end 2018. The Company’s commercial lending is extended to various industries, including multi-family housing and hotel, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company also continues to have only limited exposure in construction and development lending with this segment representing approximately 5% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial and Industrial Loans and Leases	$543,761	$486,668	$457,372	$418,154	$380,079
Commercial Real Estate Loans	1,208,646	926,729	856,094	618,788	583,086
Agricultural Loans	365,208	333,227	303,128	246,886	216,774
Home Equity and Consumer Loans	285,534	219,662	193,520	147,931	134,847
Residential Mortgage Loans	328,592	178,733	183,290	136,316	137,204
Total Loans	2,731,741	2,145,019	1,993,404	1,568,075	1,451,990
Less: Unearned Income	(3,682)	(3,381)	(3,449)	(3,728)	(4,008)
Subtotal	2,728,059	2,141,638	1,989,955	1,564,347	1,447,982
Less: Allowance for Loan Losses	(15,823)	(15,694)	(14,808)	(14,438)	(14,929)
Loans, Net	$2,712,236	$2,125,944	$1,975,147	$1,549,909	$1,433,053

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	20%	23%	23%	27%	26%
Commercial Real Estate Loans	44%	43%	43%	39%	40%
Agricultural Loans	13%	16%	15%	16%	15%
Home Equity and Consumer Loans	11%	10%	10%	9%	9%
Residential Mortgage Loans	12%	8%	9%	9%	10%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in southern Indiana and central and western Kentucky. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a 120 mile radius of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2018, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$695,122	$1,000,572	$421,921	$2,117,615

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$271,522	$1,150,971

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2018	%	2017	%	2016	%

Federal Funds Sold and Other Short-term Investments	$32,001	4%	$23,093	3%	$16,349	2%
Obligations of State and Political Subdivisions	291,449	34	267,437	35	247,350	34
MBS/CMO - Residential	529,805	62	476,205	62	471,852	64
Equity Securities	353	n/m (1)	353	n/m (1)	353	n/m (1)
Total Securities Portfolio	$853,608	100%	$767,088	100%	$735,904	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $86.5 million, or 11%, at year-end 2018 compared with year-end 2017 and increased $31.2 million, or 4%, at year-end 2017 compared with year-end 2016. The increase during 2018 was largely attributable to the First Security acquisition. The largest component in the investment portfolio continues to be in mortgage related securities, which totaled $529.8 million and represents 62% of the total securities portfolio at December 31, 2018. The Company’s level of obligations of state and political subdivisions increased to $291.4 million or 34% of the portfolio at December 31, 2018.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Available-for-Sale	2018	2017	2016
Obligations of State and Political Subdivisions	$294,533	$273,309	$247,519
MBS/CMO - Residential	518,078	467,332	461,914
Total Securities	$812,611	$740,641	$709,433

The Company’s $812.6 million available-for-sale investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2018 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2018
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of State and Political Subdivisions	$2,195	4.06%	$16,401	4.29%	$82,449	4.14%	$190,404	4.09%
MBS/CMO - Residential	—	—%	4	4.00%	36,843	2.02%	492,958	2.59%

Total Securities	$2,195	4.06%	$16,405	4.29%	$119,292	3.49%	$683,362	3.01%

A tax-equivalent adjustment using a tax rate of 21 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2018. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”) and junior subordinated debentures, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Borrowings	$123,113	$31,075	$55,551	$—	$36,487
Time Deposits	588,483	383,827	176,312	28,262	82
Capital Lease Obligations	6,585	519	1,038	1,038	3,990
Operating Lease Commitments	7,731	1,406	1,918	1,500	2,907
Total Contractual Obligations	$725,912	$416,827	$234,819	$30,800	$43,466

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2018	2017	2016	2018	2017
Demand Deposits
Non-interest-bearing	$640,865	$572,356	$513,199	12%	12%
Interest-bearing	969,922	836,262	755,775	16	11
Savings Deposits	254,581	233,056	215,032	9	8
Money Market Accounts	392,055	373,156	351,786	5	6
Other Time Deposits	206,864	204,371	219,408	1	(7)
Total Core Deposits	2,464,287	2,219,201	2,055,200	11	8
Certificates of Deposits of $100,000 or more and Brokered Deposits	252,425	175,945	194,692	43	(10)
FHLB Advances and Other Borrowings	257,737	233,315	242,483	10	(4)
Total Funding Sources	$2,974,449	$2,628,461	$2,492,375	13	5

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 Thru 6 Months	6 Thru 12 Months	Over 12 Months	Total
December 31, 2018	$71,380	$34,866	$56,928	$176,001	$339,175

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $245.1 million, or 11%, during 2017 following a $164.0 million, or 8%, increase during 2017. During 2018, average demand deposits (non-interest bearing and interest bearing) increased $202.2 million, average savings deposits increased $21.5 million, average money market demand deposits increased $18.9 million and average time deposits under $100,000 increased $2.5 million. The acquisition activity which occurred during the second quarter of 2018 and fourth quarter of 2018 was a significant contributor to the increased level of average core deposits during 2018 compared with 2017.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 83% of average total funding sources during 2018 compared with 84% during 2017 and 82% during 2016.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 12% during 2018 following 10% growth during 2017. Average demand, savings, and money market deposits totaled $2.257 billion or 92% of core deposits (76% of total funding sources) in 2018 compared with $2.015 billion or 91% of core deposits (77% of total funding sources) in 2017 and $1.836 billion or 89% of core deposits (74% of total funding sources) in 2016.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits increased by 1% during 2018 following a decline of 7% during 2017. Other time deposits comprised 8% of core deposits in 2018, 9% in 2017 and 11% in 2016.

OTHER FUNDING SOURCES

Federal Home Loan Bank advances and other borrowings represent the Company’s most significant source of other funding. Average borrowed funds increased $24.4 million, or 10%, during 2018 following a decline of $9.2 million, or 4%, during 2017. Borrowings comprised approximately 9% of average total funding sources during 2018 compared with 9% in 2017 and 10% in 2016.

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $76.5 million, or 43%, during 2018 following a decline of $18.7 million, or 10% during 2017. Large certificates and brokered deposits comprised approximately 8% of average total funding sources in 2018 compared with 7% in 2017 and 8% in 2016. This type of funding is used as both long-term and short-term funding sources.

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

On October 11, 2018, the Company entered into a Loan Agreement with U.S. Bank National Association, providing the Company with a term loan in the principal amount of $25,000,000 (the “Term Loan”), and with a revolving credit loan in the principal amount of up to $15,000,000 (the “Revolving Credit Loan” and, collectively with the Term Loan, the “Loans”). The Term Loan was advanced in its entirety on October 11, 2018, for purposes of funding a portion of the cash payment required to be paid by the Company in connection with the First Security acquisition, which closed effective October 15, 2018. The Revolving Credit Loan will be used for general corporate needs, operating expenditures and capital injections incurred in the ordinary course of business.

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

The Company will pay quarterly payments of accrued interest on the Loans which began on December 31, 2018. The balance of all outstanding principal and accrued interest under the Term Note will become due and payable on September 30, 2021. The balance of all outstanding principal and accrued interest under the Revolving Credit Note will become due and payable on September 30, 2019. As of the date hereof, there have been no borrowings under the Revolving Credit Note.

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

The junior subordinated debentures were issued to certain statutory trusts established by American Community and River Valley (in support of related issuances of trust preferred securities issued by those trusts) and mature in installments of principal payable in 2035 and 2033, respectively, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the 90-day LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2018 approximately $11.3 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

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

Allowance for Loan Losses (dollars in thousands)	Years Ended December 31,
	2018	2017	2016	2015	2014

Balance of Allowance for Possible Losses at Beginning of Period	$15,694	$14,808	$14,438	$14,929	$14,584

Loans Charged-off:
Commercial and Industrial Loans and Leases	1,500	151	66	36	199
Commercial Real Estate Loans	49	220	54	350	329
Agricultural Loans	—	49	22	—	—
Home Equity and Consumer Loans	922	765	612	345	370
Residential Mortgage Loans	75	93	346	233	117
Total Loans Charged-off	2,546	1,278	1,100	964	1,015

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	141	14	32	102	111
Commercial Real Estate Loans	20	48	10	107	863
Agricultural Loans	20	9	1	—	—
Home Equity and Consumer Loans	387	280	211	246	215
Residential Mortgage Loans	37	63	16	18	21
Total Recoveries	605	414	270	473	1,210

Net Loans Recovered (Charged-off)	(1,941)	(864)	(830)	(491)	195
Additions to Allowance Charged to Expense	2,070	1,750	1,200	—	150
Balance at End of Period	$15,823	$15,694	$14,808	$14,438	$14,929

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.08%	0.04%	0.04%	0.03%	(0.01)%
Provision for Loan Losses to Average Loans Outstanding	0.09%	0.09%	0.06%	0.00%	0.01%
Allowance for Loan Losses to Total Loans at Year-end	0.58%	0.73%	0.74%	0.92%	1.03%
The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Commercial and Industrial Loans and Leases	$2,953	$4,735	$3,725	$4,242	$4,627
Commercial Real Estate Loans	5,291	4,591	5,452	6,342	7,273
Agricultural Loans	5,776	4,894	4,094	2,115	1,123
Home Equity and Consumer Loans	649	628	518	613	600
Residential Mortgage Loans	472	343	329	414	622
Unallocated	682	503	690	712	684

Total Allowance for Loan Losses	$15,823	$15,694	$14,808	$14,438	$14,929

The Company’s allowance for loan losses totaled $15.8 million at December 31, 2018 representing an increase of $129,000, or 1%, compared with year-end 2017. During 2018, the allowance for commercial and industrial loans decreased primarily as a result of a partial charge-off taken on a single commercial borrowing relationships that was moved to impaired and non-performing status during 2017. The allowance for loan losses was increased for agricultural loans primarily due to an increased level of criticized and classified agricultural loans during 2018 when compared to year-end 2017.

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

The allowance for loan losses represented 0.58% of period-end loans at December 31, 2018 compared with 0.73% of period-end loans at December 31, 2017 and 0.74% at December 31, 2016. The decline in the allowance for loan loss as a percent of total loans during 2018 was the result of the acquisition activity by the Company during 2018. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $19.5 million as of December 31, 2018, $7.6 million at December 31, 2017 and $10.0 million at December 31, 2016. The Company’s allowance for loan losses represented

0.77% of total non-acquired loans at year-end 2018 compared with 0.83% of total non-acquired loans at year-end 2017 and 0.89% at year-end 2016.

The Company realized net charge-offs of $1,941,000, or 0.08% of average loans outstanding during 2018 compared with net charge-offs of $864,000, or 0.04% of average loans outstanding during 2017 and $830,000, or 0.04% of average loans during 2016.

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

Non-performing Assets	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014

Non-accrual Loans	$12,579	$11,091	$3,793	$3,143	$5,970
Past Due Loans (90 days or more)	633	719	2	143	140
Total Non-performing Loans	13,212	11,810	3,795	3,286	6,110
Other Real Estate	286	54	242	169	356
Total Non-performing Assets	$13,498	$11,864	$4,037	$3,455	$6,466

Restructured Loans	$121	$149	$28	$2,203	$2,726
Non-performing Loans to Total Loans	0.48%	0.55%	0.19%	0.21%	0.42%
Allowance for Loan Losses to Non-performing Loans	119.76%	132.89%	390.20%	439.38%	244.34%

Non-performing assets totaled $13.5 million, or 0.34% of total assets at December 31, 2018 compared to $11.9 million, or 0.38% of total assets at December 31, 2017 and compared to $4.0 million, or 0.14% of total assets at December 31, 2016.  Non-performing loans totaled $13.2 million, or 0.48% of total loans at December 31, 2018 compared with $11.8 million, or 0.55% of total loans at December 31, 2017 and $3.8 million, or 0.19% of total loans at December 31, 2016.  The increase in non-performing assets and non-performing loans at year-end 2018 was primarily attributable to the merger transaction with First Security which included $4.6 million of non-accrual loans at December 31, 2018. The increase in non-performing assets during the year-ended December 31, 2017 was primarily related to two commercial lending relationships that were moved into impaired and non-performing status during 2017.

The following tables present an analysis of the Company's non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014

Commercial and Industrial Loans and Leases	$2,430	$4,753	$86	$134	$161
Commercial Real Estate Loans	6,833	4,618	1,408	2,047	3,460
Agricultural Loans	1,449	748	792	—	—
Home Equity Loans	88	199	73	204	268
Consumer Loans	162	286	85	90	196
Residential Mortgage Loans	1,617	487	1,349	668	1,885
Total	$12,579	$11,091	$3,793	$3,143	$5,970

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014

Commercial and Industrial Loans and Leases	$—	$—	$2	$96	$68
Commercial Real Estate Loans	364	471	—	47	—
Agricultural Loans	269	248	—	—	72
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$633	$719	$2	$143	$140

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2018 or 2017. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment, including purchase credit impaired loans, totaled $13.6 million and $12.6 million at December 31, 2018 and 2017, respectively. For additional detail on impaired loans, see Note 4 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2018 was $77,000. The gross interest income that would have been recognized in 2018 on non-performing loans if the loans had been current in accordance with their original terms was $799,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

Interest Rate Sensitivity as of December 31, 2018 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$129,924	(3.43)%
+1%	132,337	(1.63)
Base	134,535	—
-1%	133,890	(0.48)
-2%	125,825	(6.47)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2018 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2018 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$452,304	(9.15)%	12.58%	(60) b.p.
+1%	476,969	(4.20)	12.94	(24) b.p.
Base	497,884	—	13.18	—
-1%	497,569	(0.06)	12.92	(26) b.p.
-2%	454,308	(8.75)	11.60	(158) b.p.

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
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December  31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of First Security, Inc. acquired during 2018, which is described in Note 18 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance

Report of Independent Registered Public Accounting Firm
regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 1977.

Indianapolis, Indiana
March 1, 2019

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2018	2017
ASSETS
Cash and Due from Banks	$64,549	$47,266
Federal Funds Sold and Other Short-term Investments	32,001	23,093
Cash and Cash Equivalents	96,550	70,359

Interest-bearing Time Deposits with Banks	250	—
Securities Available-for-Sale, at Fair Value	812,611	740,641
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	4,263	6,719

Loans	2,731,741	2,145,019
Less: Unearned Income	(3,682)	(3,381)
Allowance for Loan Losses	(15,823)	(15,694)
Loans, Net	2,712,236	2,125,944

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	80,627	54,246
Other Real Estate	286	54
Goodwill	103,681	54,058
Intangible Assets	9,964	2,102
Company Owned Life Insurance	59,896	46,385
Accrued Interest Receivable and Other Assets	35,325	30,451

TOTAL ASSETS	$3,929,090	$3,144,360

LIABILITIES
Non-interest-bearing Demand Deposits	$715,972	$606,134
Interest-bearing Demand, Savings, and Money Market Accounts	1,768,177	1,490,033
Time Deposits	588,483	387,885

Total Deposits	3,072,632	2,484,052

FHLB Advances and Other Borrowings	376,409	275,216
Accrued Interest Payable and Other Liabilities	21,409	20,521

TOTAL LIABILITIES	3,470,450	2,779,789

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 500,000 shares authorized, no shares issued	—	—
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	24,967	22,934
Additional Paid-in Capital	229,347	165,288
Retained Earnings	211,424	178,969
Accumulated Other Comprehensive Loss	(7,098)	(2,620)

TOTAL SHAREHOLDERS’ EQUITY	458,640	364,571

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,929,090	$3,144,360

End of period shares issued and outstanding	24,967,458	22,934,403

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2018	2017	2016
INTEREST INCOME

Interest and Fees on Loans	$112,084	$91,745	$86,202
Interest on Federal Funds Sold and Other Short-term Investments	308	134	74
Interest and Dividends on Securities:
Taxable	12,398	10,898	9,638
Non-taxable	8,959	8,253	7,451

TOTAL INTEREST INCOME	133,749	111,030	103,365

INTEREST EXPENSE

Interest on Deposits	13,625	7,094	5,187
Interest on FHLB Advances and Other Borrowings	5,514	4,027	3,274

TOTAL INTEREST EXPENSE	19,139	11,121	8,461

NET INTEREST INCOME	114,610	99,909	94,904

Provision for Loan Losses	2,070	1,750	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	112,540	98,159	93,704

NON-INTEREST INCOME

Trust and Investment Product Fees	6,680	5,272	4,644
Service Charges on Deposit Accounts	7,044	6,178	5,973
Insurance Revenues	8,330	7,979	7,741
Company Owned Life Insurance	1,243	1,341	987
Interchange Fee Income	7,278	4,567	3,627
Other Operating Income	2,785	2,641	3,703
Net Gains on Sales of Loans	3,004	3,280	3,359
Net Gains on Securities	706	596	1,979

TOTAL NON-INTEREST INCOME	37,070	31,854	32,013

NON-INTEREST EXPENSE

Salaries and Employee Benefits	51,306	46,642	43,961
Occupancy Expense	7,735	6,609	6,297
Furniture and Equipment Expense	3,142	2,621	2,261
FDIC Premiums	1,033	954	1,151
Data Processing Fees	6,942	4,276	5,686
Professional Fees	5,362	2,817	3,672
Advertising and Promotion	3,492	3,543	2,657
Intangible Amortization	1,752	942	1,062
Other Operating Expenses	12,789	9,399	9,840

TOTAL NON-INTEREST EXPENSE	93,553	77,803	76,587

Income before Income Taxes	56,057	52,210	49,130
Income Tax Expense	9,528	11,534	13,946

NET INCOME	$46,529	$40,676	$35,184

Basic Earnings per Share	$1.99	$1.77	$1.57
Diluted Earnings per Share	$1.99	$1.77	$1.57
Dividends per Share	$0.60	$0.52	$0.48

See accompanying notes to the consolidated financial statements

Consolidated Statements of Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2018	2017	2016

NET INCOME	$46,529	$40,676	$35,184

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(4,936)	7,364	(13,830)
Reclassification Adjustment for Gains Included in Net Income	(706)	(596)	(1,979)
Tax Effect	1,218	(2,377)	5,607
Net of Tax	(4,424)	4,391	(10,202)
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	(73)	(226)	(24)
Reclassification Adjustment for Amortization of Prior Service Cost and Net Loss Included in Net Periodic Pension Cost	32	8	6
Tax Effect	(13)	80	4
Net of Tax	(54)	(138)	(14)

Total Other Comprehensive Income (Loss)	(4,478)	4,253	(10,216)

COMPREHENSIVE INCOME	$42,051	$44,929	$24,968

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2016	13,278,824	$13,279	$110,145	$125,112	$3,812	$252,348

Net Income				35,184		35,184
Other Comprehensive Income (Loss)					(10,216)	(10,216)
Cash Dividends ($0.48 per share)				(10,630)		(10,630)
Issuance of Common Stock for:
Exercise of Stock Options	4,166	4	51			55
Acquisition of River Valley Bancorp	1,942,429	1,942	59,977			61,919
Restricted Share Grants	36,012	36	1,371			1,407
Income Tax Benefit From Restricted Share Vesting			200			200

Balances, December 31, 2016	15,261,431	15,261	171,744	149,666	(6,404)	330,267

Net Income				40,676		40,676
Other Comprehensive Income (Loss)					4,253	4,253
Reclass Upon Adoption of ASU 2018-02 (See Note 1 - Summary of Significant Accounting Policies)				469	(469)	—
Cash Dividends ($0.52 per share)				(11,842)		(11,842)
Issuance of Common Stock for:
3-for-2 Stock Split	7,642,726	7,643	(7,672)			(29)
Restricted Share Grants	30,246	30	1,216			1,246
Income Tax Benefit From Restricted Share Vesting			—			—

Balances, December 31, 2017	22,934,403	22,934	165,288	178,969	(2,620)	364,571

Net Income				46,529		46,529
Other Comprehensive Income (Loss)					(4,478)	(4,478)
Cash Dividends ($0.60 per share)				(14,074)		(14,074)
Issuance of Common Stock for:
Acquisition of First Security Bank	1,987,698	1,988	62,749			64,737
Restricted Share Grants	45,357	45	1,310			1,355
Income Tax Benefit From Restricted Share Vesting			—			—

Balances, December 31, 2018	24,967,458	$24,967	$229,347	$211,424	$(7,098)	$458,640

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017	2016
Net Income	$46,529	$40,676	$35,184
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	3,550	3,543	3,675
Depreciation and Amortization	6,184	4,687	4,315
Loans Originated for Sale	(131,916)	(122,518)	(138,192)
Proceeds from Sales of Loans Held-for-Sale	137,417	134,316	137,307
Provision for Loan Losses	2,070	1,750	1,200
Gain on Sale of Loans, net	(3,004)	(3,280)	(3,359)
Gain on Securities, net	(706)	(596)	(1,979)
Gain on Sales of Other Real Estate and Repossessed Assets	(41)	(17)	(55)
Loss (Gain) on Disposition and Donation of Premises and Equipment	(36)	870	5
Loss on Disposition of Land	44	—	—
Post Retirement Medical Benefit	(55)	(34)	7
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,141)	(1,370)	(1,068)
Equity Based Compensation	1,355	1,246	1,407
Excess Tax Benefit from Restricted Share Grant	32	240	200
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,211	(4,528)	5,813
Interest Payable and Other Liabilities	(162)	(110)	(2,547)
Net Cash from Operating Activities	62,331	54,875	41,913

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Other Short-term Investments	—	—	(1,000)
Proceeds from Maturity of Other Short-term Investments	—	—	1,992
Proceeds from Maturities of Securities Available-for-Sale	78,714	79,955	103,301
Proceeds from Sales of Securities Available-for-Sale	91,013	49,459	165,102
Purchase of Securities Available-for-Sale	(140,604)	(156,802)	(225,456)
Proceeds from Maturities of Securities Held-to-Maturity	—	—	95
Purchase of Federal Home Loan Bank Stock	—	—	(1,350)
Proceeds from Redemption of Federal Home Loan Bank Stock	2,607	—	—
Purchase of Loans	(1,209)	(5,547)	(5,383)
Proceeds from Sales of Loans	6,000	1,106	2,029
Loans Made to Customers, net of Payments Received	(87,127)	(149,336)	(106,198)
Proceeds from Sales of Other Real Estate	662	1,435	1,429
Property and Equipment Expenditures	(15,186)	(11,183)	(5,234)
Proceeds from Sales of Property and Equipment	40	6	—
Proceeds from Sale of Land	393	—	—
Proceeds from Life Insurance	765	1,627	—
Acquisition of River Valley Bancorp	—	—	(1,016)
Cash from Acquisition of Bank Branches	42,700	—	—
Acquisition of First Security, Inc.	(17,566)	—	—
Net Cash from Investing Activities	(38,798)	(189,280)	(71,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(11,112)	134,737	118,231
Change in Short-term Borrowings	42,999	(4,054)	(40,163)
Advances in Long-term Debt	25,000	75,000	—
Repayments of Long-term Debt	(40,155)	(53,864)	(24,910)
Issuance (Retirement) of Common Stock	—	(29)	55
Dividends Paid	(14,074)	(11,842)	(10,630)
Net Cash from Financing Activities	2,658	139,948	42,583

Net Change in Cash and Cash Equivalents	26,191	5,543	12,807
Cash and Cash Equivalents at Beginning of Year	70,359	64,816	52,009
Cash and Cash Equivalents at End of Year	$96,550	$70,359	$64,816

Cash Paid During the Year for
Interest	$18,239	$10,852	$8,348
Income Taxes	5,920	12,462	9,254

Supplemental Non Cash Disclosures (See Note 18 for Business Combinations)
Loans Transferred to Other Real Estate	$398	$1,230	$565
Reclassification of Land and Buildings to Other Assets	850	330	664
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
German American Bancorp, Inc's. operations are primarily comprised of three business segments: core banking, trust and investment advisory services, and insurance operations. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. Reclassifications had no impact on shareholders' equity or net income. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Securities
Debt securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. These include securities that management may use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar reasons. Securities classified as available-for-sale are reported at fair value with unrealized gains or losses included as a separate component of equity, net of tax. Securities classified as held-to-maturity are securities that the Company has both the ability and positive intent to hold to maturity. Securities held-to-maturity are carried at amortized cost.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on trade date and determined using the specific identification method.

On January 1, 2018, the Company adopted the new accounting for Financial Instruments, which requires equity investments with readily determinable values (except those accounted for under equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values are carried at historical cost and evaluated for impairment on a periodic basis. The adoption of this guidance impacted one security and resulted in no adjustment to beginning retained earnings and no impact to beginning other comprehensive income. Upon adoption of the guidance, this equity security is no longer classified as available for sale. For additional information on this security, see Note 2 - Securities.

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts when available or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Through the acquisition of River Valley Bancorp in 2016, German American acquired a portfolio of servicing rights on mortgage loans. German American also acquired a portfolio of servicing rights on mortgage loans through the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018). The fair value of mortgage servicing rights were $995 and $547 at December 31, 2018 and 2017, respectively.

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

Restrictions on Cash
At December 31, 2018 and 2017, respectively, the Company was required to have $15,170 and $10,967 on deposit with the Federal Reserve, or as cash on hand.

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

Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

New Accounting Pronouncements
In February 2016, the FASB amended existing guidance (ASU No. 2016-02, Leases (Topic 842)) that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new guidance also requires enhanced disclosure about an entity's leasing arrangements. The Company will adopt Topic 842 in the first quarter of 2019, as required for public business entities.

An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company plans to record a cumulative effect adjustment at the beginning of the earliest comparative period.

Based on our leases outstanding as of December 31, 2018, the Company does not expect this new guidance to have a material impact on the consolidated results of operation or financial condition. However as a result of this new guidance, the Company anticipates an estimated increase in total assets and total liabilities on the Consolidated Balance Sheet of approximately $9,300.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

The Company has formed a cross-functional committee that has assessed data and system needs, selected a vendor to provide modeling needs, and implemented new software with the plan to run parallel processing of our existing allowance for loan loss model with the CECL model in the first quarter of 2019. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot estimate the amount at this time.

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

In February 2018, the FASB issued new guidance (ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This amendment is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted this guidance in 2017 and it did not have a material impact on the Company's operating results or financial condition.

NOTE 2 - Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2018
Obligations of State and Political Subdivisions	$291,449	$4,407	$(1,323)	$294,533
MBS/CMO – Residential	529,805	1,029	(12,756)	518,078
Total	$821,254	$5,436	$(14,079)	$812,611

2017
Obligations of State and Political Subdivisions	$267,437	$6,733	$(861)	$273,309
MBS/CMO - Residential	476,205	416	(9,289)	467,332
Total	$743,642	$7,149	$(10,150)	$740,641

All mortgage-backed securities in the above table (identified above and throughout this Note 2 as "MBS/CMO - Residential") are residential mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of Securities at December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$2,195	$2,202
Due after one year through five years	16,401	16,689
Due after five years through ten years	82,449	84,085
Due after ten years	190,404	191,557
MBS/CMO - Residential	529,805	518,078
Total	$821,254	$812,611

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

	2018	2017	2016
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$91,013	$49,459	$165,102
Gross Gains on Sales	706	596	1,979

Income Taxes on Gross Gains	148	209	693

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $211,239 and $165,404 as of December 31, 2018 and 2017, respectively.

Below is a summary of securities with unrealized losses as of year-end 2018 and 2017, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
Obligations of State and Political Subdivisions	$37,936	$(286)	$49,071	$(1,037)	$87,007	$(1,323)
MBS/CMO - Residential	56,386	(601)	356,218	(12,155)	412,604	(12,756)
Total	$94,322	$(887)	$405,289	$(13,192)	$499,611	$(14,079)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
Obligations of State and Political Subdivisions	$33,230	$(237)	$24,161	$(624)	$57,391	$(861)
MBS/CMO - Residential	172,354	(2,048)	250,520	(7,241)	422,874	(9,289)
Total	$205,584	$(2,285)	$274,681	$(7,865)	$480,265	$(10,150)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company doesn’t intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates; therefore, the Company does not consider these securities to be other-than-temporarily impaired. All mortgage-backed securities and collateralized mortgages obligations (MBS/CMO - Residential) in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at December 31, 2018 and 2017. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. During 2018, there was no additional impairment recognized through earnings.

NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $85.6 million and $87.8 million at December 31, 2018 and 2017, respectively. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	December 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$85,587	$1,713	$87,788	$1,564
Included in Other Liabilities:
Interest Rate Swaps	$85,587	$1,734	$87,788	$1,633

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Interest Rate Swaps:
Included in Other Income	$48	$478	$1,207

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2018	2017
Commercial:
Commercial and Industrial Loans and Leases	$543,761	$486,668
Commercial Real Estate Loans	1,208,646	926,729
Agricultural Loans	365,208	333,227
Retail:
Home Equity Loans	207,987	152,187
Consumer Loans	77,547	67,475
Residential Mortgage Loans	328,592	178,733
Subtotal	2,731,741	2,145,019
Less: Unearned Income	(3,682)	(3,381)
Allowance for Loan Losses	(15,823)	(15,694)
Loans, net	$2,712,236	$2,125,944

As further described in Note 18, during 2018 the Company acquired loans at fair value from two separate acquisitions. The table below summarizes the loans acquired in the current year.

	Acquired Loan Balance	Fair Value Discounts	Fair Value

Branch Acquisition	$119,176	$(2,871)	$116,305
Bank Acquisition	402,234	(12,128)	390,106

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The table below summarizes the remaining carrying amount of acquired loans included in the December 31, 2018 table above.

	Loan Balance at December 31, 2018	Fair Value Discount at December 31, 2018

Branch Acquisition	$108,505	$(2,491)
Bank Acquisition	385,557	(11,063)

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2018, 2017, and 2016:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2018
Beginning Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694
Provision for Loan Losses	(423)	729	862	(52)	608	167	179	2,070
Recoveries	141	20	20	12	375	37	—	605
Loans Charged-off	(1,500)	(49)	—	(61)	(861)	(75)	—	(2,546)
Ending Balance	$2,953	$5,291	$5,776	$229	$420	$472	$682	$15,823

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2017
Beginning Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808
Provision for Loan Losses	1,147	(689)	840	78	517	44	(187)	1,750
Recoveries	14	48	9	8	272	63	—	414
Loans Charged-off	(151)	(220)	(49)	(39)	(726)	(93)	—	(1,278)
Ending Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2016
Beginning Balance	$4,242	$6,342	$2,115	$383	$230	$414	$712	$14,438
Provision for Loan Losses	(483)	(846)	2,000	33	273	245	(22)	1,200
Recoveries	32	10	1	3	208	16	—	270
Loans Charged-off	(66)	(54)	(22)	(136)	(476)	(346)	—	(1,100)
Ending Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2018 and 2017:

December 31, 2018	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,823	$143	$1,680	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,992	2,810	3,608	5,776	229	420	467	682
Acquired with Deteriorated Credit Quality	8	—	3	—	—	—	5	—
Total Ending Allowance Balance	$15,823	$2,953	$5,291	$5,776	$229	$420	$472	$682

Loans:
Loans Individually Evaluated for Impairment	$9,619	$3,536	$6,083	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,722,867	540,768	1,198,806	368,817	208,644	77,761	328,071	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,556	1,038	6,993	1,877	365	—	1,283	n/m(2)
Total Ending Loans Balance (1)	$2,744,042	$545,342	$1,211,882	$370,694	$209,009	$77,761	$329,354	n/m(2)

(1) Total recorded investment in loans includes $12,301 in accrued interest.
(2)n/m = not meaningful

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

December 31, 2017	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$2,228	$1,399	$829	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,455	3,333	3,759	4,894	330	298	338	503
Acquired with Deteriorated Credit Quality	11	3	3	—	—	—	5	—
Total Ending Allowance Balance	$15,694	$4,735	$4,591	$4,894	$330	$298	$343	$503

Loans:
Loans Individually Evaluated for Impairment	$11,633	$5,918	$5,552	$163	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,133,752	481,152	917,036	336,849	152,757	67,647	178,311	n/m(2)
Loans Acquired with Deteriorated Credit Quality	9,117	988	6,452	789	—	—	888	n/m(2)
Total Ending Loans Balance (1)	$2,154,502	$488,058	$929,040	$337,801	$152,757	$67,647	$179,199	n/m(2)

(1) Total recorded investment in loans includes $9,483 in accrued interest.
(2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2018 and 2017:

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2018
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$3,721	$1,183	$—
Commercial Real Estate Loans	5,828	4,383	—
Agricultural Loans	1,726	1,450	—
Subtotal	11,275	7,016	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,353	2,353	143
Commercial Real Estate Loans	4,404	4,212	1,683
Agricultural Loans	—	—	—
Subtotal	6,757	6,565	1,826
Total	$18,032	$13,581	$1,826

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$8,060	$3,958	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$196	$4	$3

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2017
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,205	$1,166	$—
Commercial Real Estate Loans	1,812	1,495	—
Agricultural Loans	919	749	—
Subtotal	3,936	3,410	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,804	4,763	1,402
Commercial Real Estate Loans	4,489	4,465	832
Agricultural Loans	—	—	—
Subtotal	9,293	9,228	2,234
Total	$13,229	$12,638	$2,234

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$1,255	$797	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$252	$208	$6

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

The following tables present loans individually evaluated for impairment by class of loans for the years ended December 31, 2018, 2017 and 2016:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2018
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,164	$53	$3
Commercial Real Estate Loans	2,163	80	36
Agricultural Loans	770	—	—
Subtotal	4,097	133	39
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,956	2	9
Commercial Real Estate Loans	4,680	18	—
Agricultural Loans	—	—	—
Subtotal	7,636	20	9
Total	$11,733	$153	$48

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$868	$21	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$151	$29	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2017
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$635	$27	$2
Commercial Real Estate Loans	1,184	57	29
Agricultural Loans	690	24	16
Subtotal	2,509	108	47
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,986	4	2
Commercial Real Estate Loans	2,842	17	6
Agricultural Loans	363	—	—
Subtotal	5,191	21	8
Total	$7,700	$129	$55

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$792	$25	$25
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$238	$19	$7

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2016
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$295	$29	$15
Commercial Real Estate Loans	1,688	92	73
Agricultural Loans	461	2	1
Subtotal	2,444	123	89
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	102	1	1
Commercial Real Estate Loans	1,587	6	2
Agricultural Loans	249	—	—
Subtotal	1,938	7	3
Total	$4,382	$130	$92

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$489	$21	$10
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$711	$—	$—

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2018 and 2017:

			Loans Past Due 90 Days or More
	Non-Accrual		& Still Accruing
	2018	2017	2018	2017
Commercial and Industrial Loans and Leases	$2,430	$4,753	$—	$—
Commercial Real Estate Loans	6,833	4,618	368	474
Agricultural Loans	1,449	748	274	268
Home Equity Loans	88	199	—	—
Consumer Loans	162	286	—	—
Residential Mortgage Loans	1,617	487	—	—
Total	$12,579	$11,091	$642	$742
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$4,162	$866	$141	$—
Loans Acquired in Current Year (Included in the Total Above)	$4,603	$—	$96	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2018 and 2017:

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2018
Commercial and Industrial Loans and Leases	$545,342	$5,414	$183	$72	$5,669	$539,673
Commercial Real Estate Loans	1,211,882	768	705	3,032	4,505	1,207,377
Agricultural Loans	370,694	563	805	274	1,642	369,052
Home Equity Loans	209,009	471	125	60	656	208,353
Consumer Loans	77,761	971	94	149	1,214	76,547
Residential Mortgage Loans	329,354	4,771	1,520	1,387	7,678	321,676
Total (1)	$2,744,042	$12,958	$3,432	$4,974	$21,364	$2,722,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,556	$448	$885	$1,259	$2,592	$8,964
Loans Acquired in Current Year (Included in the Total Above)	$481,901	$2,571	$1,620	$2,191	$6,382	$475,519

(1) Total recorded investment in loans includes $12,301 in accrued interest.

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2017
Commercial and Industrial Loans and Leases	$488,058	$209	$1,365	$905	$2,479	$485,579
Commercial Real Estate Loans	929,040	1,229	1,650	677	3,556	925,484
Agricultural Loans	337,801	27	—	268	295	337,506
Home Equity Loans	152,757	366	93	199	658	152,099
Consumer Loans	67,647	246	97	286	629	67,018
Residential Mortgage Loans	179,199	2,850	1,247	261	4,358	174,841
Total (1)	$2,154,502	$4,927	$4,452	$2,596	$11,975	$2,142,527
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$9,117	$342	$74	$27	$443	$8,674

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

During the year ended December 31, 2018, there were no loans modified as troubled debt restructurings. During the year ended December 31, 2017, there were three loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of December 31, 2018 and 2017:

	Total	Performing	Non-Accrual(1)
December 31, 2018
Commercial and Industrial Loans and Leases	$121	$121	$—
Commercial Real Estate Loans	—	—	—
Total	$121	$121	$—

	Total	Performing	Non-Accrual(1)
December 31, 2017
Commercial and Industrial Loans and Leases	$258	$125	$133
Commercial Real Estate Loans	24	24	—
Total	$282	$149	$133

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company has not committed to lending any additional amounts as of December 31, 2018 and 2017 to customers with outstanding loans that are classified as troubled debt restructurings.

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

For the years ended December 31, 2018 and 2016, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2018, 2017 and 2016.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial and Industrial Loans and Leases	$517,497	$7,541	$20,304	$—	$545,342
Commercial Real Estate Loans	1,165,937	26,723	19,222	—	1,211,882
Agricultural Loans	313,309	40,983	16,402	—	370,694
Total	$1,996,743	$75,247	$55,928	$—	$2,127,918
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$1,436	$8,472	$—	$9,908
Loans Acquired in Current Year (Included in the Total Above)	$250,415	$14,972	$11,521	$—	$276,908

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial and Industrial Loans and Leases	$462,212	$7,901	$17,945	$—	$488,058
Commercial Real Estate Loans	894,027	18,037	16,976	—	929,040
Agricultural Loans	304,032	27,288	6,481	—	337,801
Total	$1,660,271	$53,226	$41,402	$—	$1,754,899
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$2,604	$1,647	$3,978	$—	$8,229

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2018 and 2017:

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2018
Performing	$208,921	$77,599	$327,737
Nonperforming	88	162	1,617
Total	$209,009	$77,761	$329,354
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$365	$—	$1,283

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2017
Performing	$152,558	$67,361	$178,712
Nonperforming	199	286	487
Total	$152,757	$67,647	$179,199
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$—	$888

The following table presents financing receivables purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total
December 31, 2018
Purchases	$—	$1,209	$1,209
Sales	—	6,000	6,000

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total
December 31, 2017
Purchases	$800	$4,747	$5,547
Sales	—	1,106	1,106

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the year ended December 31, 2018 are included in the table below. The value of the purchased loans included in the table are as of acquisition date. There were no such loans purchased during the year ended December 31, 2017.

	2018	2017

Commercial and Industrial Loans	$4,245	$—
Commercial Real Estate Loans	7,103	—
Agricultural Loans	1,095	—
Home Equity Loans	565	—
Consumer Loans	11	—
Residential Mortgage Loans	800	—
Total	$13,819	$—

Cash Flows Expected to be Collected at Acquisition	$8,802	$—
Fair Value of Acquired Loans at Acquisition	7,702	—

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	2018	2017	2016

Commercial and Industrial Loans	$1,038	$988	$1,656
Commercial Real Estate Loans	6,993	6,452	7,688
Agricultural Loans	1,877	789	706
Home Equity Loans	365	—	—
Consumer Loans	—	—	53
Residential Mortgage Loans	1,283	888	945
Total	$11,556	$9,117	$11,048

Carrying Amount, Net of Allowance	$11,548	$9,106	$10,943

Accretable yield, or income expected to be collected, is as follows:

	2018	2017	2016

Balance at January 1	$2,734	$2,521	$1,279
New Loans Purchased	1,100	—	1,395
Accretion of Income	(944)	(425)	(943)
Reclassifications from Non-accretable Difference	345	638	985
Charge-off of Accretable Yield	(97)	—	(195)
Balance at December 31	$3,138	$2,734	$2,521

For those purchased loans disclosed above, the Company increased the allowances for loan losses by $33, $11, and $107 during the years ended December 31, 2018, 2017, and 2016. The Company reversed allowances for loan losses of $36, $110, and $2 during the years ended December 31, 2018, 2017, and 2016.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $58 and $14 as of December 31, 2018 and 2017.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2018. A summary of the activity of these loans follows:

Balance January 1, 2018	Additions	Changes in Persons Included	Deductions		Balance December 31, 2018
			Collected	Charged-off

$15,862	$3,801	$(1,476)	$(7,129)	$—	$11,058

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2018	2017

Land	$17,368	$11,541
Buildings and Improvements	79,139	60,076
Furniture and Equipment	34,961	28,902
Total Premises, Furniture and Equipment	131,468	100,519
Less: Accumulated Depreciation	(50,841)	(46,273)
Total	$80,627	$54,246

Depreciation expense was $4,739, $3,933 and $3,774 for 2018, 2017 and 2016, respectively.

The Company leases three of its branch buildings under a capital lease. These lease arrangements require monthly payments through 2033. The Company has included the leases in buildings and improvements as follows:

	2018	2017

Capital Leases	$4,219	$4,219
Less: Accumulated Depreciation	(1,522)	(1,312)
Total	$2,697	$2,907

The following is a schedule of future minimum lease payments under the capitalized leases, together with the present value of net minimum lease payments at year end 2018:

2019	$519
2020	519
2021	519
2022	519
2023	519
Thereafter	3,990
Total minimum lease payments	6,585
Less: Amount representing interest	(3,065)
Present Value of Net Minimum Lease Payments	$3,520

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 6 – Deposits

At year end 2018, stated maturities of time deposits were as follows:

2019	$383,827
2020	109,121
2021	67,191
2022	19,020
2023	9,242
Thereafter	82
Total	$588,483

Time deposits of $250 or more and Brokered CDs at December 31, 2018 and 2017 were $128,459 and $119,802, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $91,615 and $0 at December 31, 2018 and 2017, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2018 and 2017 were $62.6 million and $49.9 million, respectively.

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2018	2017
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$86,626	$126,836
Term Loans	25,000	—
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	5,775	5,624
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	5,712	5,607
Capital Lease Obligation	3,522	3,650
Long-term Borrowings	126,635	141,717

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$195,000	$92,000
Federal Funds Purchased	9,500	—
Repurchase Agreements	45,274	41,499
Short-term Borrowings	249,774	133,499

Total Borrowings	$376,409	$275,216

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2018	2017
Average Daily Balance During the Year	$38,454	$40,476
Average Interest Rate During the Year	0.55%	0.47%
Maximum Month-end Balance During the Year	$45,274	$47,934
Weighted Average Interest Rate at Year-end	0.63%	0.50%

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 - FHLB Advances and Other Borrowings (continued)

At December 31, 2018, interest rates on the fixed rate long-term FHLB advances ranged from 1.54% to 7.22% with a weighted average rate of 1.75%. At December 31, 2017 interest rates on the fixed rate long-term FHLB advances ranged from 1.36% to 7.22% with a weighted average rate of 1.84%. At December 31, 2018 and 2017, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

The long-term borrowings shown above includes $25 million outstanding on a term loan owed by the parent company as of December 31, 2018. At December 31, 2018 interest on the term loan was based upon fixed rate of USB Cost of Funds, plus1.75%. The term loan matures September 30, 2021. At December 31, 2018, the parent company had a $15 million line of credit with no outstanding balance. The line of credit matures September 30, 2019. Interest on the line of credit is based upon 90-day LIBOR plus 1.75% and includes an unused commitment fee of 0.25%.

At December 31, 2018, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2019	$31,075
2020	25,551
2021	30,000
2022	—
2023	—
Thereafter	25,000
Total	$111,626

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc. and River Valley Bancorp. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II and RIVR Statutory Trust I. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I, ACB Trust II and RIVR Statutory Trust I. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $11,311 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2018. $11,060 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2017. As a result of the acquisitions of American Community and River Valley these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2018	Variable Rate	Rate as of December 31, 2018	Rate as of December 31, 2017	Maturity Date
ACB Trust I	5/6/2005	$5,155	$3,646	90 day LIBOR + 2.15%	4.95%	3.84%	May, 2035
ACB Trust II	7/15/2005	3,093	2,129	90 day LIBOR + 1.85%	4.50%	3.30%	July, 2035
RIVR Statutory Trust 1	3/26/2003	7,217	5,712	3-Month LIBOR + 3.15%	5.97%	4.82%	March, 2033

See also Note 5 regarding the capital lease obligation.

NOTE 8 - Shareholders' Equity

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi- year schedule and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0% for 2015 to 2.5% on January 1, 2019. The capital conservation buffer for 2018 is 1.875% and for 2017 is 1.250%. The net unrealized gain

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
At December 31, 2018, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$381,385	12.36%	$246,805	8.00%	N/A	N/A
Bank	381,294	12.37	246,594	8.00	$308,242	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$365,562	11.85%	$185,104	6.00%	N/A	N/A
Bank	365,471	11.86	184,945	6.00	$246,594	8.00%

Common Equity Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$354,251	11.48%	$138,828	4.50%	N/A	N/A
Bank	365,471	11.86	138,709	4.50	$200,357	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$365,562	9.75%	$149,917	4.00%	N/A	N/A
Bank	365,471	9.78	149,484	4.00	$186,854	5.00%
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

Common Equity Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$312,637	12.55%	$112,142	4.50%	N/A	N/A
Bank	290,079	11.66	111,990	4.50	$161,763	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$323,697	10.71%	$120,862	4.00%	N/A	N/A
Bank	290,079	9.63	120,509	4.00	$150,637	5.00%

(1) Excludes capital conservation buffer.

The Company and the bank at year end 2018 and 2017 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2018 the bank had $76,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At December 31, 2018, the Company has reserved 306,404 shares of Common Stock (as adjusted for subsequent stock dividends and subject to further customary anti-dilution adjustments) for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

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

During 2018, 2017 and 2016, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2018, 2017 and 2016 because all outstanding options were fully vested prior to 2007.

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

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2018, 2017, and 2016:

	2018	2017	2016

Restricted Stock Expense	$1,355	$1,246	$1,407
Cash Entitlement Expense	718	657	570
Tax Effect	(542)	(746)	(782)
Net of Tax	$1,531	$1,157	$1,195

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,172, $1,983, and $1,774 as of December 31, 2018, 2017, and 2016, respectively.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2018
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	46,306	$28.47
Granted	47,172	33.39
Issued and Vested	(46,981)	29.55
Forfeited	(1,815)	29.99
Outstanding at End of Period	44,682	$32.47

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At December 31, 2018, there were 539,293 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

In 2018, the Company recorded $39 of expense, $29 net of tax, for the employee stock purchase plan. In 2017, the Company recorded $32 of expense, $19 net of tax, for the employee stock purchase plan. In 2016, the Company recorded $22 of expense,

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

$50 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of December 31, 2018, 2017 and 2016 for the Employee Stock Purchase Plan.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2018, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the years ended December 31, 2018, 2017 and 2016.

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $1,438, $1,328, and $1,121 for 2018, 2017, and 2016, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $175 per covered family as well as an aggregating specific deductible of $255 for the Company. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $3,724, $4,192, and $3,153 for 2018, 2017, and 2016, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,046 and $1,896 at December 31, 2018 and 2017. Deferred compensation expense was $324, $187, and $297 for 2018, 2017, and 2016, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

The Company entered into early retirement agreements with certain officers of the Company. Accrued benefits payable as a result of the agreements totaled $0 and $84 at December 31, 2018 and 2017, respectively. Expense associated with these agreements totaled $48 for 2017.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefit Obligations:	2018	2017
Obligation at the Beginning of Year	$1,061	$814
Unrecognized Loss (Gain)	74	226

Components of Net Periodic Postretirement Benefit Cost
Service Cost	69	50
Interest Cost	34	29

Net Expected Benefit Payments	(84)	(58)
Obligation at End of Year	$1,154	$1,061

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Components of Postretirement Benefit Expense:	2018	2017	2016
Service Cost	$69	$50	$41
Interest Cost	34	29	29
Amortization of Unrecognized Net (Gain) Loss	32	8	6
Net Postretirement Benefit Expense	135	87	76

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	41	218	18

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$176	$305	$94

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2018	2017	2016
Discount Rate	3.91%	3.35%	3.72%

Assumed Health Care Cost Trend Rates at Year-end:	2018	2017
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	5.00%	5.00%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2024	2023

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2018:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$10	$(9)
Effect on Postretirement Benefit Obligation	$74	$(66)

Contributions
The Company expects to contribute $92 to its postretirement medical and life insurance plan in 2019.

Estimated Future Benefits
The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2019	$92
2020	90
2021	97
2022	91
2023	110
2024-2028	605

Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $72 and $63 during 2018 and 2017, respectively. Specific plan asset and accumulated benefit information for the Company's portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 ("ERISA"), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA, but currently there is no intention to withdraw.

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

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $367,119 and $153,186 for the plan years ended June 30, 2017 and 2016, respectively. The Company's contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2018 were not more than 5% of total contributions to the Pentegra DB Plan for the year ending June 30, 2017.

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2018	2017	2016

Current Federal	$6,699	$10,481	$11,468
Current State	412	473	447
Deferred Federal	2,226	276	1,611
Deferred State	191	304	420
Total	$9,528	$11,534	$13,946

Effective tax rates differ from the federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 applied to income before income taxes due to the following:

	2018	2017	2016

Statutory Rate Times Pre-tax Income	$11,772	$18,274	$17,195
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(2,129)	(3,304)	(2,929)
State Income Tax, Net of Federal Tax Effect	476	505	564
General Business Tax Credits	(914)	(715)	(621)
Company Owned Life Insurance	(260)	(469)	(346)
Revaluation of Deferred Tax Assets/Liabilities due to Tax Reform	—	(2,284)	—
Other Differences	583	(473)	83
Total Income Taxes	$9,528	$11,534	$13,946

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

The net deferred tax liability at December 31 consists of the following:

	2018	2017
Deferred Tax Assets:
Allowance for Loan Losses	$3,661	$3,645
Unrealized Loss on Securities	1,885	665
Deferred Compensation and Employee Benefits	736	702
Other-than-temporary Impairment	238	243
Accrued Expenses	906	645
Business Combination Fair Value Adjustments	3,715	1,041
Pension and Postretirement Plans	119	100
Other Real Estate Owned	17	—
Non-Accrual Loan Interest Income	352	152
Net Operating Loss Carryforward	322	—
Other	366	302
Total Deferred Tax Assets	12,317	7,495
Deferred Tax Liabilities:
Depreciation	(1,879)	(1,309)
Leasing Activities, Net	(8,999)	(7,343)
FHLB Stock Dividends	(192)	(196)
Prepaid Expenses	(345)	(368)
Intangibles	(1,169)	(597)
Deferred Loan Fees	(514)	(483)
Mortgage Servicing Rights	(238)	(133)
Other	(674)	(1,098)
Total Deferred Tax Liabilities	(14,010)	(11,527)
Valuation Allowance	—	—
Net Deferred Tax Liability	$(1,693)	$(4,032)

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Among other things, the Tax Act includes significant changes to the U.S. corporate income tax system, including: reducing the federal corporate rate from 35% to 21%; modifying the rules regarding limitations on certain deductions for executive compensation; introducing a capital investment deduction in certain circumstances; placing certain limitations on the interest deduction; and modifying the rules regarding the usability of net operating losses. Based upon its initial analysis of the Tax Act, the Company revalued its deferred tax assets and deferred tax liabilities at December 31, 2017 and, as a result, recorded a $2,284 reduction in income tax expense during the fourth quarter of 2017. This benefit was based on reasonable estimates by the Company of certain income tax effects of the Tax Act.

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

Retained earnings at December 31, 2018, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2018 was approximately $1,070.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)

 Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2018, 2017, and 2016, and did not recognize any increase in unrecognized benefits during 2018 relative to any tax positions taken in 2018. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2018, 2017, and 2016. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2014. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2014.

NOTE 11 - Revenue Recognition

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and 2017. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 – Revenue Recognition (continued)

	Year Ended
	December 31,
Non-interest Income	2018	2017	2016
In-Scope of Topic 606:
Trust and Investment Product Fees	$6,680	$5,272	$4,644
Service Charges on Deposit Accounts	7,044	6,178	5,973
Insurance Revenues	8,330	7,979	7,741
Interchange Fee Income	7,278	4,567	3,627
Other Operating Income	2,785	2,641	3,703
Non-interest Income (in-scope of Topic 606)	32,117	26,637	25,688
Non-interest Income (out-of-scope of Topic 606)	4,953	5,217	6,325
Total Non-interest Income	$37,070	$31,854	$32,013
NOTE 12 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2018	2017	2016
Basic Earnings per Share:
Net Income	$46,529	$40,676	$35,184
Weighted Average Shares Outstanding	23,381,616	22,924,726	22,389,137

Basic Earnings per Share	$1.99	$1.77	$1.57

Diluted Earnings per Share:
Net Income	$46,529	$40,676	$35,184

Weighted Average Shares Outstanding	23,381,616	22,924,726	22,389,137
Stock Options, Net	—	—	1,978
Diluted Weighted Average Shares Outstanding	23,381,616	22,924,726	22,391,115

Diluted Earnings per Share	$1.99	$1.77	$1.57

There were no anti-dilutive shares at December 31, 2018, 2017, and 2016. There were no stock options outstanding at December 31, 2018, 2017 and 2016. Restricted stock units are participating shares and included in outstanding shares for purposes of the calculation of earnings per share.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Operating Lease Commitments

The total rental expense for all operating leases for the years ended December 31, 2018, 2017, and 2016 was $1,175, $1,213, and $1,215 respectively, including amounts paid under short-term cancelable leases.

The following is a schedule of future minimum lease payments under operating leases for premises and equipment at year end 2018:

2019	$1,406
2020	1,014
2021	904
2022	798
2023	702
Thereafter	2,907
Total	$7,731

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$11,356	$343,666	$10,997	$260,934
Commercial Operating Lines	18,738	325,672	19,267	308,381
Residential Mortgages	16,640	3,559	17,255	655
Total Commitments to Fund Loans	$46,734	$672,897	$47,519	$569,970

Commitments to Sell Loans:
Mandatory	$254	$—	$681	$—
Non-mandatory	$24,095	$1,718	$24,628	$188

Standby Letters of Credit	$3,284	$5,863	$959	$4,736

The fixed rate commitments to fund loans have interest rates ranging from 2.00% to 21.00% and maturities ranging from less than 1 year to 32 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2018, the Company held $5.0 million in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans: Fair values for impaired collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances include consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor's required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$289,542	$4,991	$294,533
MBS/CMO - Residential	—	518,078	—	518,078
Total Securities	$—	$807,620	$4,991	$812,611

Loans Held-for-Sale	$—	$4,263	$—	$4,263

Derivative Assets	$—	$1,713	$—	$1,713

Derivative Liabilities	$—	$1,734	$—	$1,734

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$267,660	$5,649	$273,309
MBS/CMO - Residential	—	467,332	—	467,332
Total Securities	$—	$734,992	$5,649	$740,641

Loans Held-for-Sale	$—	$6,719	$—	$6,719

Derivative Assets	$—	$1,564	$—	$1,564

Derivative Liabilities	$—	$1,633	$—	$1,633

There were no transfers between Level 1 and Level 2 for the periods ended December 31, 2018 and 2017.

At December 31, 2018, the aggregate fair value of the Loans Held-for-Sale was $4,263. Aggregate contractual principal balance was $4,231 with a difference of $32. At December 31, 2017, the aggregate fair value of the Loans Held-for-Sale was $6,719. Aggregate contractual principal balance was $6,576 with a difference of $143.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	Obligations of State and Political Subdivisions
	2018	2017
Balance of Recurring Level 3 Assets at January 1	$5,649	$7,024
Total Gains or Losses Included in Other Comprehensive Income	(69)	(60)
Maturities / Calls	(920)	(1,315)
Acquired through Bank Acquisition	331	—
Balance of Recurring Level 3 Assets at December 31	$4,991	$5,649

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

Of the total gain/loss included in earnings for the years ended December 31, 2018 and 2017, ($69) and ($60) was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,210	$2,210
Commercial Real Estate Loans	—	—	2,528	2,528

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$3,354	$3,354
Commercial Real Estate Loans	—	—	3,438	3,438

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,561 with a valuation allowance of $1,823, resulting in a decrease to the provision for loan losses of $411 for the year ended December 31, 2018. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,020 with a valuation allowance of $2,228, resulting in an increase to the provision for loan losses of $1,973 for the year ended December 31, 2017.

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2018 and 2017. No charge to earnings was included in the years ended December 31, 2018 and 2017.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and 2017:

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$2,210	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 100% (99%)
Impaired Loans - Commercial Real Estate Loans	$2,528	Sales comparison approach	Adjustment for physical condition of comparable properties sold	22% - 76% (55%)

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$3,354	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 95% (84%)
Impaired Loans - Commercial Real Estate Loans	$3,438	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 76% (47%)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2018 and 2017. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the table below for December 31, 2018, presents the fair values measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entrance price notion.

		Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$96,550	$64,549	$32,001	$—	$96,550
Interest Bearing Time Deposits with Banks	250	—	250	—	250
Loans, Net	2,707,498	—	—	2,689,393	2,689,393
Accrued Interest Receivable	16,634	—	4,143	12,491	16,634
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,484,149)	(2,484,149)	—	—	(2,484,149)
Time Deposits	(588,483)	—	(586,338)	—	(586,338)
Short-term Borrowings	(249,774)	(204,500)	(45,274)	—	(249,774)
Long-term Debt	(126,635)	—	(117,513)	(11,315)	(128,828)
Accrued Interest Payable	(1,740)	—	(1,718)	(22)	(1,740)

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$70,359	$58,233	$12,126	$—	$70,359
Interest Bearing Time Deposits with Banks	—	—	—	—	—
Loans, Net	2,119,152	—	—	2,120,154	2,120,154
Accrued Interest Receivable	13,258	—	3,574	9,684	13,258
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,096,167)	(2,096,167)	—	—	(2,096,167)
Time Deposits	(387,885)	—	(388,640)	—	(388,640)
Short-term Borrowings	(133,499)	(92,000)	(41,499)	—	(133,499)
Long-term Debt	(141,717)	—	(129,366)	(11,052)	(140,418)
Accrued Interest Payable	(1,058)	—	(1,042)	(16)	(1,058)

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bancorp, which operated through 65 banking offices at December 31, 2018. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2018
Net Interest Income	$115,710	$5	$13	$(1,118)	$114,610
Net Gains on Sales of Loans	3,004	—	—	—	3,004
Net Gains on Securities	706	—	—	—	706
Trust and Investment Product Fees	4	6,676	—	—	6,680
Insurance Revenues	17	40	8,273	—	8,330
Noncash Items:
Provision for Loan Losses	2,070	—	—	—	2,070
Depreciation and Amortization	5,847	5	76	256	6,184
Income Tax Expense (Benefit)	9,671	437	440	(1,020)	9,528
Segment Profit (Loss)	46,075	1,263	1,312	(2,121)	46,529
Segment Assets at December 31, 2018	3,926,242	2,658	11,368	(11,178)	3,929,090

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2017
Net Interest Income	$100,659	$6	$9	$(765)	$99,909
Net Gains on Sales of Loans	3,280	—	—	—	3,280
Net Gains on Securities	593	—	—	3	596
Trust and Investment Product Fees	3	5,272	—	(3)	5,272
Insurance Revenues	28	34	7,917	—	7,979
Noncash Items:
Provision for Loan Losses	1,750	—	—	—	1,750
Depreciation and Amortization	4,351	4	76	256	4,687
Income Tax Expense (Benefit)	12,262	145	512	(1,385)	11,534
Segment Profit (Loss)	39,520	217	918	21	40,676
Segment Assets at December 31, 2017	3,142,096	1,987	10,078	(9,801)	3,144,360

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2016
Net Interest Income	$95,562	$1	$7	$(666)	$94,904
Net Gains on Sales of Loans	3,359	—	—	—	3,359
Net Gains on Securities	1,979	—	—	—	1,979
Trust and Investment Product Fees	(3)	4,662	—	(15)	4,644
Insurance Revenues	23	29	7,689	—	7,741
Noncash Items:
Provision for Loan Losses	1,200	—	—	—	1,200
Depreciation and Amortization	4,002	3	72	238	4,315
Income Tax Expense (Benefit)	14,306	168	741	(1,269)	13,946
Segment Profit (Loss)	35,070	227	1,147	(1,260)	35,184
Segment Assets at December 31, 2016	2,958,585	1,851	8,494	(12,936)	2,955,994

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Cash	$17,868	$24,777
Other Investments	353	353
Investment in Subsidiary Bank	469,919	342,054
Investment in Non-banking Subsidiaries	5,394	5,050
Other Assets	7,324	8,906
Total Assets	$500,858	$381,140

LIABILITIES
Borrowings	$36,487	$11,231
Other Liabilities	5,731	5,338
Total Liabilities	42,218	16,569

SHAREHOLDERS’ EQUITY
Common Stock	24,967	22,934
Additional Paid-in Capital	229,347	165,288
Retained Earnings	211,424	178,969
Accumulated Other Comprehensive Loss	(7,098)	(2,620)
Total Shareholders’ Equity	458,640	364,571
Total Liabilities and Shareholders’ Equity	$500,858	$381,140

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
INCOME
Dividends from Subsidiaries
Bank	$7,000	$25,000	$15,000
Non-bank	1,200	975	1,000
Interest Income	38	34	20
Other Income (Loss)	(13)	25	(27)
Total Income	8,225	26,034	15,993

EXPENSES
Salaries and Employee Benefits	576	533	1,006
Professional Fees	2,079	602	1,096
Occupancy and Equipment Expense	7	7	13
Interest Expense	1,279	877	742
Other Expenses	813	794	750
Total Expenses	4,754	2,813	3,607
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,471	23,221	12,386
Income Tax Benefit	1,042	1,415	1,284
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	4,513	24,636	13,670
Equity in Undistributed Income of Subsidiaries	42,016	16,040	21,514
NET INCOME	46,529	40,676	35,184

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	(4,424)	4,391	(10,202)
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	(54)	(138)	(14)
TOTAL COMPREHENSIVE INCOME	$42,051	$44,929	$24,968

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$46,529	$40,676	$35,184
Adjustments to Reconcile Net Income to Net Cash from Operations
Change in Other Assets	1,588	431	2,085
Change in Other Liabilities	(163)	(122)	310
Equity Based Compensation	1,355	1,246	1,407
Excess Tax Benefit from Restricted Share Grant	32	240	200
Equity in Excess Undistributed Income of Subsidiaries	(42,016)	(16,040)	(21,514)
Net Cash from Operating Activities	7,325	26,431	17,672

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used for Business Acquisitions	(25,160)	—	(15,992)
Net Cash from Investing Activities	(25,160)	—	(15,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Long-term Debt	25,000	—	—
Issuance (Retirement) of Common Stock	—	(29)	55
Dividends Paid	(14,074)	(11,842)	(10,630)
Net Cash from Financing Activities	10,926	(11,871)	(10,575)

Net Change in Cash and Cash Equivalents	(6,909)	14,560	(8,895)
Cash and Cash Equivalents at Beginning of Year	24,777	10,217	19,112
Cash and Cash Equivalents at End of Year	$17,868	$24,777	$10,217

NOTE 18 - Business Combinations, Goodwill and Intangible Assets

Business Combination

Effective October 15, 2018, the Company acquired First Security, Inc. ("First Security") and its subsidiary, First Security Bank, Inc., pursuant to an Agreement and Plan of Reorganization dated May 22, 2018. The acquisition was accomplished by the merger of First Security with and into the Company, immediately followed by the merger of First Security Bank with and into the Company's bank subsidiary, German American Bank. First Security Bank operated 11 banking offices in Owensboro, Bowling Green, Franklin and Lexington, Kentucky and in Evansville and Newburgh, Indiana. First Security's consolidated assets and equity (unaudited) as of October 14, 2018 totaled $563.0 million and $58.3 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value estimates included in these financial statements are based on preliminary valuations; certain loan and premises and equipment measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed prior to September 30, 2019.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

In accordance with ASC 805, the Company has expensed approximately $3.8 million of direct acquisition costs and recorded $42.8 million of goodwill and $6.1 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $42.8 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the First Security acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Consideration
Cash for Options and Fractional Shares	$132
Cash Consideration	31,039
Equity Instruments	64,898

Fair Value of Total Consideration Transferred	$96,069

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$13,605
Interest-bearing Time Deposits with Banks	250
Securities	109,580
Loans	390,106
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	2,607
Premises, Furniture & Equipment	11,149
Other Real Estate	468
Intangible Assets	6,139
Company Owned Life Insurance	13,135
Accrued Interest Receivable and Other Assets	6,126
Deposits - Non-interest Bearing	(66,112)
Deposits - Interest Bearing	(358,285)
FHLB Advances and Other Borrowings	(73,275)
Accrued Interest Payable and Other Liabilities	(2,200)

Total Identifiable Net Assets	$53,293

Goodwill	$42,776

Under the terms of the merger agreement, the Company issued approximately 1,988,000 shares of its common stock to the former shareholders of First Security. Each First Security common shareholder of record at the effective time of the merger (other than those holding shares in the First Security, Inc. 401k and Employee Stock Ownership Plan (the "First Security KSOP")) became entitled to receive 0.7982 shares of common stock of the Company for each of their former shares of First Security common stock.

In connection with the closing of the merger, the Company paid to First Security's shareholders of record at the close of business on October 14, 2018, cash consideration of $12.00 per First Security share, other than First Security KSOP shares (an aggregate of $29,886 to shareholders), and cash consideration of $40.00 per First Security KSOP share (an aggregate of $1,153), and the Company paid approximately $124 to persons who held options to purchase First Security common stock (all of which rights were canceled at the effective time of the merger and were not assumed by the Company).

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana and Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which are loans that have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value of $382.4 million and unpaid principal of $385.4 million on the date of acquisition.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

Branch Acquisition

On May 18, 2018, German American Bank completed the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018) and certain related assets, and the assumption by German American Bank of certain related liabilities. Four of the branches are located in Columbus, Indiana, and one in Greensburg, Indiana. At the time of closing, German American Bank acquired approximately $175.7 million in deposits and approximately $116.3 million in loans associated with the five bank branches. The premium paid on deposits by German American Bank was approximately $7.4 million. The premium was subject to adjustment to reflect increases or decreases in the deposit balances during the six month period following the closing date. In January 2019, an adjustment of approximately $0.1 million in additional premium was paid by German American Bank as a result of the change in deposits during the six month measurement period. German American Bank also had the ability, under certain circumstances, to put loans back to First Financial Bancorp’s bank subsidiary during such six month period. During the fourth quarter of 2018, approximately $1.3 million of loans were put back by German American Bank. The Company accounted for the transaction under the acquisition method of accounting, which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value estimates included in these financial statements are based on preliminary valuations; deposit measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed prior to March 31, 2019.

This branch acquisition was consistent with the Company's strategy to continue building its regional presence in Southern Indiana. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

In accordance with ASC 805, the Company has expensed approximately $691 of direct acquisition costs and recorded $6.8 million of goodwill and $3.5 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $6.8 million is tax deductible and will be amortized over 15 years. The following table summarizes the fair value of the total cash received as part of the branch acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Total Cash Received from First Financial	$41,944

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$756
Loans	116,305
Premises, Furniture & Equipment	5,666
Intangible Assets	3,475
Accrued Interest Receivable and Other Assets	780
Deposits - Non-interest Bearing	(39,607)
Deposits - Interest Bearing	(136,096)
Accrued Interest Payable and Other Liabilities	(70)

Total Identifiable Net Assets	$(48,791)

Goodwill	$6,847

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

Business Combination

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

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2018, 2017, and 2016, were classified as follows:

	2018	2017	2016

Beginning of Year	$54,058	$54,058	$20,536
Acquired Goodwill	49,623	—	33,522
Impairment	—	—	—
End of Year	$103,681	$54,058	$54,058

Of the $103,681 carrying amount of goodwill, $102,349 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2018. Of the $54,058 carrying amount of goodwill, $52,726 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the periods ended December 31, 2017 and 2016.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2018, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:	2018
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$21,231	$(11,418)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,259)
Total	$26,896	$(16,934)

Acquired intangible assets were as follows as of year end:	2017
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$11,617	$(9,694)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,229)
Total	$17,282	$(15,180)

Amortization Expense was $1,752, $942 and $1,062, for 2018, 2017 and 2016.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

Estimated amortization expense for each of the next five years is as follows:

2019	$3,125
2020	2,472
2021	1,846
2022	1,259
2023	774

NOTE 19 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2018 and 2017, net of tax:

December 31, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(2,335)	$(285)	$(2,620)
Other Comprehensive Income (Loss) Before Reclassification	(3,866)	(77)	(3,943)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(558)	23	(535)
Net Current Period Other
Comprehensive Income (Loss)	(4,424)	(54)	(4,478)
Ending Balance	$(6,759)	$(339)	$(7,098)

December 31, 2017	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(6,312)	$(92)	$(6,404)
Other Comprehensive Income (Loss) Before Reclassification	4,778	(143)	4,635
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(387)	5	(382)
Net Current Period Other
Comprehensive Income (Loss)	4,391	(138)	4,253
ASU 2018-02 Adoption	(414)	(55)	(469)
Ending Balance	$(2,335)	$(285)	$(2,620)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$706	Net Gain (Loss) on Securities
	(148)	Income Tax Expense
	558	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(32)	Salaries and Employee Benefits
	9	Income Tax Expense
	(23)	Net of Tax

Total Reclassifications for the Period	$535

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 20 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest Income	Net Interest Income	Net Income	Basic Earnings per Share	Diluted Earnings per Share
2018
First Quarter	$29,145	$25,610	$11,813	$0.51	$0.51
Second Quarter	31,533	27,469	11,097	0.48	0.48
Third Quarter	33,475	28,548	12,639	0.55	0.55
Fourth Quarter	39,596	32,983	10,980	0.44	0.44

2017
First Quarter	$27,033	$24,725	$9,556	$0.42	$0.42
Second Quarter	27,401	24,813	9,839	0.43	0.43
Third Quarter	27,986	24,917	9,660	0.42	0.42
Fourth Quarter	28,610	25,454	11,621	0.51	0.51

NOTE 21 – Subsequent Events

On February 21, 2019, the Company entered into an Agreement and Plan of Reorganization with Citizens First Corporation (“Citizens First”), pursuant to which Citizens First agreed to merge with and into the Company. The merger agreement also provides that Citizens First’s wholly-owned banking subsidiary, Citizens First Bank, Inc. will be merged with and into the Company’s subsidiary bank, German American Bank, immediately following the holding company merger. Based on the number of Citizens First common shares expected to be outstanding at closing, the Company would issue approximately 1.7 million shares of its common stock, and pay approximately $16 million cash, for all of the issued and outstanding common shares of Citizens First. Based upon the $31.59 per share closing price of the Company’s common shares on February 20, 2019, the last business day prior to the public announcement of the mergers, the transaction has an aggregate indicated value of approximately $68.2 million. Completion of the mergers is subject to approval by regulatory authorities and Citizens First’s shareholders, as well as certain other closing conditions. The transaction is expected to be completed in the third quarter of 2019.

Citizens First is a bank holding company headquartered in Bowling Green, Kentucky. It operates, through Citizens First Bank, Inc., branch offices in Barren, Hart, Simpson and Warren Counties in Kentucky, and a loan production office in Williamson County, Tennessee. At December 31, 2018, Citizens First reported total assets of approximately $476 million, total loans of approximately $372 million, and total deposits of approximately $389 million.

This pending acquisition will be consistent with the Company's strategy to build a regional presence in central and western Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. As permitted, the Company has excluded the operations of First Security, Inc. acquired during 2018, which is described in Note 18 (Business Combinations) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, from the scope of management's report on internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information relating to directors and executive officers of the Company will be included under the captions “Election of Directors” and “Our Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2019 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2019 Proxy Statement”), which sections are incorporated herein in partial response to this Item’s informational requirements.

Section 16(a) Compliance. Information relating to Section 16(a) compliance will be included in the 2019 Proxy Statement under the caption of “Section 16(a): Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Audit Committee Identification. The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The description of the Audit Committee of the Board of Directors, and the identification of its members, will be set forth in the 2019 Proxy Statement under the caption “ELECTION OF DIRECTORS”, which section is incorporated herein by reference.

Audit Committee Financial Expert. The Board of Directors has determined that M. Darren Root, a director who serves on the Audit Committee of the Board of Directors and who is an independent director as defined by NASDAQ listing standards, is an “audit committee financial expert” as that term is defined by SEC rules adopted under SOA.

Lack of Changes in Nominating/Governance Committee Procedures re Shareholder Recommendations of Nominees. There has been no material change in the procedures by which the Company’s shareholders may recommend nominees for election to the Board of Directors of the Company that have been implemented since the last disclosure of such procedures in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was held in May 2018.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2019 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2019 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2019 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2019 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

2.3
Agreement and Plan of Reorganization by and among German American Bancorp, Inc., German American Bank, Citizens First Corporation and Citizens First Bank, Inc., dated as of February 21, 2019, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 22, 2019 (SEC File No. 001-15877).

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

4.1
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, to the extent not otherwise filed herewith or incorporated by reference hereby, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

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

10.1*
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

10.2*
Second Amendment, effective as of December 18, 2017, to the Director Deferred Compensation Agreement, dated December 8, 1992, between German American Bancorp and Mark A. Schroeder, as amended, is incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2017 (SEC File No. 001-15877).

10.3*
Basic Plan Document for the Registrant’s Nonqualified Savings Plan is incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 11, 2011 (SEC File No. 001-15877).

10.4*
Adoption Agreement for the Registrant’s Nonqualified Savings Plan dated August 17, 2004, is incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 11, 2011 (SEC File No. 001-15877).

10.5*
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

Exhibit No.	Description
10.7*
German American Bancorp, Inc., 2009 Employee Stock Purchase Plan. This exhibit is incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.

10.8.A*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2017 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 28, 2016 (SEC File No. 001-15877).

10.8.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2017 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 21, 2016 (SEC File No. 001-15877).

10.9.A*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2018 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 29, 2017 (SEC File No. 001-15877).

10.9.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2018 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 20, 2017 (SEC File No. 001-15877).

10.10.A*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2019 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed June 29, 2018 (SEC File No. 001-15877).

10.10.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2019 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 18, 2018 (SEC File No. 001-15877).

10.11*
Description of Executive Management Incentive Plan for 2016 (awards payable in 2017) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 4, 2016 (SEC File No. 001-15877).

10.12*
Description of Executive Management Incentive Plan for 2017 (awards payable in 2018) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 9, 2017 (SEC File No. 001-15877).

10.13*
Description of Executive Management Incentive Plan for 2018 (awards payable in 2019) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 2, 2018 (SEC File No. 001-15877).

10.14*
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

10.15*
Supplemental Executive Retirement Agreement between German American Bancorp and Keith A. Leinenbach, dated August 31, 2017, is incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2017 (SEC File No. 001-15877).

10.16*
Form of LTI Restricted Stock Award Agreement that evidences the terms of restricted stock awards granted to executive officers under the 2009 Long-Term Equity Incentive Plan in conjunction with the Management Long-Term Incentive Plan from time to time in effect. This exhibit is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2017 (SEC File No. 001-15877).

10.17*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2016 is incorporated by reference from Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017 (SEC File No. 001-15877).

10.18*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2017 is incorporated by reference from Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed March 1, 2018 (SEC File No. 001-15877).

10.19*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2009 Long-Term Equity Incentive Plan to certain Directors in December 2018.
10.20
Voting Agreement, dated as of February 21, 2019, among German American Bancorp, Inc. and each member of the Board of Directors of Citizens First Corporation, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 22, 2019 (SEC File No. 001-15877).

21+	Subsidiaries of the Registrant
23+	Consent of Crowe LLP
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President (Principal Financial Officer).
32.1+	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.

Exhibit No.	Description
32.2+	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President (Principal Financial Officer).
101++
The following materials from German American Bancorp, Inc.’s Form 10-K Report for the annual period ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 1, 2019	By: /s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 1, 2019	/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer (principal executive officer)

Date:	March 1, 2019	/s/Zachary W. Bawel
Zachary W. Bawel, Director

Date:	March 1, 2019	/s/Lonnie D. Collins
Lonnie D. Collins, Director

Date:	March 1, 2019	/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 1, 2019	/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 1, 2019	/s/Jason M. Kelly
Jason M. Kelly, Director

Date:	March 1, 2019	/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 1, 2019	/s/J. David Lett
J. David Lett, Director

Date:	March 1, 2019	/s/Lee A. Mitchell
Lee A. Mitchell, Director

Date:	March 1, 2019	/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 1, 2019	/s/M. Darren Root
M. Darren Root, Director

Date:	March 1, 2019	/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 1, 2019	/s/Raymond W. Snowden
Raymond W. Snowden, Director

Date:	March 1, 2019	/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)