Form 10-Q
period 2019-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2019-05-10
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2019

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES   ☐      NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	GABC	NASDAQ Global Select Market

As of May 1, 2019, the registrant had 24,992,238 outstanding shares of Common Stock, no par value.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2018, in Item 1, “Business – Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated from time to time in our subsequent SEC filings, including by Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) at the conclusion of that Item 2 under the heading “Forward-Looking Statements and Associated Risks.”

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and Due from Banks	$45,038	$64,549
Federal Funds Sold and Other Short-term Investments	14,490	32,001
Cash and Cash Equivalents	59,528	96,550

Interest-bearing Time Deposits with Banks	250	250
Securities Available-for-Sale, at Fair Value	824,597	812,611
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	8,586	4,263

Loans	2,712,414	2,731,741
Less: Unearned Income	(3,582)	(3,682)
Allowance for Loan Losses	(16,243)	(15,823)
Loans, Net	2,692,589	2,712,236

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	89,600	80,627
Other Real Estate	685	286
Goodwill	103,799	103,681
Intangible Assets	9,121	9,964
Company Owned Life Insurance	59,208	59,896
Accrued Interest Receivable and Other Assets	34,160	35,325
TOTAL ASSETS	$3,895,524	$3,929,090

LIABILITIES
Non-interest-bearing Demand Deposits	$723,995	$715,972
Interest-bearing Demand, Savings, and Money Market Accounts	1,706,913	1,768,177
Time Deposits	634,262	588,483
Total Deposits	3,065,170	3,072,632

FHLB Advances and Other Borrowings	317,480	376,409
Accrued Interest Payable and Other Liabilities	33,687	21,409
TOTAL LIABILITIES	3,416,337	3,470,450

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	24,992	24,967
Additional Paid-in Capital	229,633	229,347
Retained Earnings	222,246	211,424
Accumulated Other Comprehensive Income (Loss)	2,316	(7,098)
TOTAL SHAREHOLDERS’ EQUITY	479,187	458,640
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,895,524	$3,929,090
End of period shares issued and outstanding	24,992,238	24,967,458

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Interest and Fees on Loans	$35,119	$23,950
Interest on Federal Funds Sold and Other Short-term Investments	141	56
Interest and Dividends on Securities:
Taxable	3,599	2,998
Non-taxable	2,330	2,141
TOTAL INTEREST INCOME	41,189	29,145

INTEREST EXPENSE
Interest on Deposits	5,416	2,283
Interest on FHLB Advances and Other Borrowings	2,182	1,252
TOTAL INTEREST EXPENSE	7,598	3,535

NET INTEREST INCOME	33,591	25,610
Provision for Loan Losses	675	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,916	25,260

NON-INTEREST INCOME
Trust and Investment Product Fees	1,567	1,773
Service Charges on Deposit Accounts	1,900	1,471
Insurance Revenues	3,205	2,930
Company Owned Life Insurance	884	312
Interchange Fee Income	2,095	1,482
Other Operating Income	871	604
Net Gains on Sales of Loans	981	650
Net Gains on Securities	155	270
TOTAL NON-INTEREST INCOME	11,658	9,492

NON-INTEREST EXPENSE
Salaries and Employee Benefits	15,044	12,126
Occupancy Expense	2,291	1,744
Furniture and Equipment Expense	928	665
FDIC Premiums	288	237
Data Processing Fees	1,583	1,127
Professional Fees	1,327	871
Advertising and Promotion	870	701
Intangible Amortization	843	206
Other Operating Expenses	3,585	2,778
TOTAL NON-INTEREST EXPENSE	26,759	20,455

Income before Income Taxes	17,815	14,297
Income Tax Expense	2,748	2,484
NET INCOME	$15,067	$11,813

Basic Earnings per Share	$0.60	$0.51
Diluted Earnings per Share	$0.60	$0.51

Dividends per Share	$0.17	$0.15

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2019	2018

NET INCOME	$15,067	$11,813

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	12,201	(11,452)
Reclassification Adjustment for Gains Included in Net Income	(155)	(270)
Tax Effect	(2,632)	2,504
Net of Tax	9,414	(9,218)

Total Other Comprehensive Income (Loss)	9,414	(9,218)

COMPREHENSIVE INCOME	$24,481	$2,595

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2018	24,967,458	$24,967	$229,347	$211,424	$(7,098)	$458,640

Net Income				15,067		15,067
Other Comprehensive Income (Loss)					9,414	9,414
Cash Dividends ($0.17 per share)				(4,245)		(4,245)
Issuance of Common Stock for:
Restricted Share Grants	24,780	25	286			311

Balances, March 31, 2019	24,992,238	$24,992	$229,633	$222,246	$2,316	$479,187

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2017	22,934,403	$22,934	$165,288	$178,969	$(2,620)	$364,571

Net Income				11,813		11,813
Other Comprehensive Income (Loss)					(9,218)	(9,218)
Cash Dividends ($0.15 per share)				(3,440)		(3,440)
Issuance of Common Stock for:
Restricted Share Grants	34,410	35	244			279

Balances, March 31, 2018	22,968,813	$22,969	$165,532	$187,342	$(11,838)	$364,005

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,067	$11,813
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization (Accretion) on Securities	868	(904)
Depreciation and Amortization	2,010	1,199
Loans Originated for Sale	(33,043)	(29,822)
Proceeds from Sales of Loans Held-for-Sale	29,622	30,592
Provision for Loan Losses	675	350
Gain on Sale of Loans, net	(981)	(650)
Gain on Securities, net	(155)	(270)
Gain on Sales of Other Real Estate and Repossessed Assets	—	(13)
Loss (Gain) on Disposition and Donation of Premises and Equipment	—	(1)
Gain on Disposition of Land	(262)	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(331)	(252)
Equity Based Compensation	311	279
Change in Assets and Liabilities:
Interest Receivable and Other Assets	683	16
Interest Payable and Other Liabilities	879	1,402
Net Cash from Operating Activities	15,343	13,739

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Securities Available-for-Sale	18,123	22,930
Proceeds from Sales of Securities Available-for-Sale	11,815	7,295
Purchase of Securities Available-for-Sale	(30,591)	(37,736)
Purchase of Loans	(521)	—
Proceeds from Sales of Loans	—	6,000
Loans Made to Customers, net of Payments Received	18,808	(16,519)
Proceeds from Sales of Other Real Estate	286	26
Property and Equipment Expenditures	(1,629)	(4,790)
Proceeds from Sales of Property and Equipment	—	1
Proceeds from Sale of Land	722	—
Proceeds from Life Insurance	1,019	—
Net Cash from Investing Activities	18,032	(22,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(7,184)	(16,894)
Change in Short-term Borrowings	(83,904)	9,297
Advances in Long-term Debt	25,000	35,000
Repayments of Long-term Debt	(64)	(45,058)
Dividends Paid	(4,245)	(3,440)
Net Cash from Financing Activities	(70,397)	(21,095)

Net Change in Cash and Cash Equivalents	(37,022)	(30,149)
Cash and Cash Equivalents at Beginning of Year	96,550	70,359
Cash and Cash Equivalents at End of Period	$59,528	$40,210

Cash Paid During the Period for
Interest	$7,468	$3,641

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$685	$27
Right of Use Asset Obtained in Exchange for Lease Liabilities	9,034	—
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 1 – Basis of Presentation

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders' equity based on these reclassifications.

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
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	March 31,
Non-interest Income	2019	2018
In-Scope of Topic 606:
Trust and Investment Product Fees	$1,567	$1,773
Service Charges on Deposit Accounts	1,900	1,471
Insurance Revenues	3,205	2,930
Interchange Fee Income	2,095	1,482
Other Operating Income	412	378
Non-interest Income (in-scope of Topic 606)	9,179	8,034
Non-interest Income (out-of-scope of Topic 606)	2,479	1,458
Total Non-interest Income	$11,658	$9,492

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2019	2018
Basic Earnings per Share:
Net Income	$15,067	$11,813
Weighted Average Shares Outstanding	24,971,863	22,940,402
Basic Earnings per Share	$0.60	$0.51

Diluted Earnings per Share:
Net Income	$15,067	$11,813

Weighted Average Shares Outstanding	24,971,863	22,940,402
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	24,971,863	22,940,402
Diluted Earnings per Share	$0.60	$0.51

For the three months ended March 31, 2019 and 2018, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at March 31, 2019 and December 31, 2018, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2019
Obligations of State and Political Subdivisions	$283,892	$8,640	$(215)	$292,317
MBS/CMO - Residential	537,302	2,487	(7,509)	532,280
Total	$821,194	$11,127	$(7,724)	$824,597

December 31, 2018
Obligations of State and Political Subdivisions	$291,449	$4,407	$(1,323)	$294,533
MBS/CMO - Residential	529,805	1,029	(12,756)	518,078
Total	$821,254	$5,436	$(14,079)	$812,611

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO - Residential") are residential mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of securities at March 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,206	$2,216
Due after one year through five years	16,102	16,431
Due after five years through ten years	76,237	78,748
Due after ten years	189,347	194,922
MBS/CMO - Residential	537,302	532,280
Total	$821,194	$824,597

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Proceeds from Sales	$11,815	$7,295
Gross Gains on Sales	155	270
Income Taxes on Gross Gains	33	57

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $209,016 and $211,239 as of March 31, 2019 and December 31, 2018, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

Below is a summary of securities with unrealized losses as of March 31, 2019 and December 31, 2018, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$—	$—	$18,574	$(215)	$18,574	$(215)
MBS/CMO - Residential	2	—	353,617	(7,509)	353,619	(7,509)
Total	$2	$—	$372,191	$(7,724)	$372,193	$(7,724)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$37,936	$(286)	$49,071	$(1,037)	$87,007	$(1,323)
MBS/CMO - Residential	56,386	(601)	356,218	(12,155)	412,604	(12,756)
Total	$94,322	$(887)	$405,289	$(13,192)	$499,611	$(14,079)

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

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at March 31, 2019 and December 31, 2018. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At March 31, 2019, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $85.0 million at March 31, 2019 and $85.6 million at December 31, 2018. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$84,977	$1,377	$85,587	$1,713

Included in Other Liabilities:
Interest Rate Swaps	$84,977	$1,471	$85,587	$1,734

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2019	2018
Interest Rate Swaps:
Included in Other Operating Income	$(74)	$90

NOTE 6 – Loans

Loans were comprised of the following classifications at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Commercial:
Commercial and Industrial Loans and Leases	$555,967	$543,761
Commercial Real Estate Loans	1,212,090	1,208,646
Agricultural Loans	347,999	365,208
Retail:
Home Equity Loans	203,611	207,987
Consumer Loans	78,113	77,547
Residential Mortgage Loans	314,634	328,592
Subtotal	2,712,414	2,731,741
Less: Unearned Income	(3,582)	(3,682)
Allowance for Loan Losses	(16,243)	(15,823)
Loans, Net	$2,692,589	$2,712,236

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2019 and 2018:

March 31, 2019	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$2,953	$5,291	$5,776	$229	$420	$472	$682	$15,823
Provision for Loan Losses	347	565	(323)	(15)	209	(32)	(76)	675
Recoveries	17	5	—	—	121	3	—	146
Loans Charged-off	—	(120)	—	—	(267)	(14)	—	(401)
Ending Balance	$3,317	$5,741	$5,453	$214	$483	$429	$606	$16,243

March 31, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694
Provision for Loan Losses	367	25	(69)	(44)	97	(18)	(8)	350
Recoveries	1	6	—	2	89	2	—	100
Loans Charged-off	(1,500)	—	—	(16)	(168)	—	—	(1,684)
Ending Balance	$3,603	$4,622	$4,825	$272	$316	$327	$495	$14,460

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
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2019 and December 31, 2018:

March 31, 2019	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,427	$104	$1,323	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,534	3,213	4,141	5,453	214	483	424	606
Acquired with Deteriorated Credit Quality	282	—	277	—	—	—	5	—
Total Ending Allowance Balance	$16,243	$3,317	$5,741	$5,453	$214	$483	$429	$606

Loans:
Loans Individually Evaluated for Impairment	$6,815	$2,410	$4,405	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,707,925	554,348	1,205,000	351,808	204,258	78,356	314,155	n/m(2)
Loans Acquired with Deteriorated Credit Quality	10,472	902	6,127	1,798	368	—	1,277	n/m(2)
Total Ending Loans Balance(1)	$2,725,212	$557,660	$1,215,532	$353,606	$204,626	$78,356	$315,432	n/m(2)

(1)Total recorded investment in loans includes $12,798 in accrued interest.
(2)n/m = not meaningful

December 31, 2018	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,823	$143	$1,680	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,992	2,810	3,608	5,776	229	420	467	682
Acquired with Deteriorated Credit Quality	8	—	3	—	—	—	5	—
Total Ending Allowance Balance	$15,823	$2,953	$5,291	$5,776	$229	$420	$472	$682

Loans:
Loans Individually Evaluated for Impairment	$9,619	$3,536	$6,083	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,722,867	540,768	1,198,806	368,817	208,644	77,761	328,071	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,556	1,038	6,993	1,877	365	—	1,283	n/m(2)
Total Ending Loans Balance(1)	$2,744,042	$545,342	$1,211,882	$370,694	$209,009	$77,761	$329,354	n/m(2)

(1)Total recorded investment in loans includes $12,301 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2019 and December 31, 2018:

March 31, 2019	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,410	$186	$—
Commercial Real Estate Loans	4,519	3,261	—
Agricultural Loans	1,669	1,399	—
Subtotal	8,598	4,846	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,223	2,223	104
Commercial Real Estate Loans	4,549	4,108	1,600
Agricultural Loans	—	—	—
Subtotal	6,772	6,331	1,704
Total	$15,370	$11,177	$1,704

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$7,151	$3,525	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,159	$837	$277

(1) Unpaid Principal Balance is the remaining contractual principal payments gross of partial charge-offs and discounts.

December 31, 2018	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$3,721	$1,183	$—
Commercial Real Estate Loans	5,828	4,383	—
Agricultural Loans	1,726	1,450	—
Subtotal	11,275	7,016	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,353	2,353	143
Commercial Real Estate Loans	4,404	4,212	1,683
Agricultural Loans	—	—	—
Subtotal	6,757	6,565	1,826
Total	$18,032	$13,581	$1,826

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$8,060	$3,958	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$196	$4	$3

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the three month period ended March 31, 2019 and 2018:

March 31, 2019	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$438	$2	$2
Commercial Real Estate Loans	3,601	19	9
Agricultural Loans	1,405	—	—
Subtotal	5,444	21	11
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,286	—	—
Commercial Real Estate Loans	4,691	—	—
Agricultural Loans	—	—	—
Subtotal	6,977	—	—
Total	$12,421	$21	$11

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$3,547	$8	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$762	$—	$—

March 31, 2018	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,183	$13	$1
Commercial Real Estate Loans	1,407	13	6
Agricultural Loans	700	—	—
Subtotal	3,290	26	7
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	4,284	1	—
Commercial Real Estate Loans	4,623	3	—
Agricultural Loans	—	—	—
Subtotal	8,907	4	—
Total	$12,197	$30	$7

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$563	$—	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$412	$4	$—

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
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

are reasonably assured. Loans are typically charged-off at 180 days past due, or earlier if deemed uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of March 31, 2019 and December 31, 2018:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Commercial and Industrial Loans and Leases	$2,290	$2,430	$—	$—
Commercial Real Estate Loans	6,446	6,833	408	368
Agricultural Loans	1,398	1,449	—	274
Home Equity Loans	118	88	—	—
Consumer Loans	228	162	—	—
Residential Mortgage Loans	1,556	1,617	—	—
Total	$12,036	$12,579	$408	$642
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$4,624	$4,162	$278	$141
Loans Acquired in Current Year (Included in the Total Above)	$—	$4,603	$—	$96

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2019 and December 31, 2018:

March 31, 2019	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$557,660	$4,447	$218	$51	$4,716	$552,944
Commercial Real Estate Loans	1,215,532	896	68	2,322	3,286	1,212,246
Agricultural Loans	353,606	16	365	871	1,252	352,354
Home Equity Loans	204,626	546	3	117	666	203,960
Consumer Loans	78,356	216	213	223	652	77,704
Residential Mortgage Loans	315,432	5,222	157	1,412	6,791	308,641
Total(1)	$2,725,212	$11,343	$1,024	$4,996	$17,363	$2,707,849
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$10,472	$—	$68	$2,222	$2,290	$8,182

(1)Total recorded investment in loans includes $12,798 in accrued interest.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2018	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$545,342	$5,414	$183	$72	$5,669	$539,673
Commercial Real Estate Loans	1,211,882	768	705	3,032	4,505	1,207,377
Agricultural Loans	370,694	563	805	274	1,642	369,052
Home Equity Loans	209,009	471	125	60	656	208,353
Consumer Loans	77,761	971	94	149	1,214	76,547
Residential Mortgage Loans	329,354	4,771	1,520	1,387	7,678	321,676
Total(1)	$2,744,042	$12,958	$3,432	$4,974	$21,364	$2,722,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,556	$448	$885	$1,259	$2,592	$8,964
Loans Acquired in Current Year (Included in the Total Above)	$481,901	$2,571	$1,620	$2,191	$6,382	$475,519

(1)Total recorded investment in loans includes $12,301 in accrued interest.

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

During the three months ended March 31, 2019 and 2018, there were no loans modified as a troubled debt restructuring.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of March 31, 2019 and December 31, 2018:

March 31, 2019	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$120	$120	$—
Commercial Real Estate Loans	—	—	—
Total	$120	$120	$—

December 31, 2018	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$121	$121	$—
Commercial Real Estate Loans	—	—	—
Total	$121	$121	$—

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of March 31, 2019 and December 31, 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three months ended March 31, 2019 and 2018, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2019 and 2018.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$529,641	$8,155	$19,864	$—	$557,660
Commercial Real Estate Loans	1,174,789	24,998	15,745	—	1,215,532
Agricultural Loans	301,273	37,468	14,865	—	353,606
Total	$2,005,703	$70,621	$50,474	$—	$2,126,798
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$289	$1,438	$7,100	$—	$8,827

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$517,497	$7,541	$20,304	$—	$545,342
Commercial Real Estate Loans	1,165,937	26,723	19,222	—	1,211,882
Agricultural Loans	313,309	40,983	16,402	—	370,694
Total	$1,996,743	$75,247	$55,928	$—	$2,127,918
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$1,436	$8,472	$—	$9,908
Loans Acquired in Current Year (Included in the Total Above)	$250,415	$14,972	$11,521	$—	$276,908

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of March 31, 2019 and December 31, 2018:

March 31, 2019	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$204,508	$78,128	$313,876
Nonperforming	118	228	1,556
Total	$204,626	$78,356	$315,432

December 31, 2018	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$208,921	$77,599	$327,737
Nonperforming	88	162	1,617
Total	$209,009	$77,761	$329,354

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	March 31, 2019	December 31, 2018

Commercial and Industrial Loans	$902	$1,038
Commercial Real Estate Loans	6,127	6,993
Agricultural Loans	1,798	1,877
Home Equity Loans	368	365
Residential Mortgage Loans	1,277	1,283
Total	$10,472	$11,556

Carrying Amount, Net of Allowance	$10,190	$11,548

Accretable yield, or income expected to be collected, is as follows:

	2019	2018

Balance at January 1	$3,138	$2,734
New Loans Purchased	—	—
Accretion of Income	(322)	(81)
Reclassifications from Non-accretable Difference	387	86
Charge-off of Accretable Yield	—	—
Balance at March 31	$3,203	$2,739

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $277 and $30 during the three months ended March 31, 2019 and 2018. The Company reversed allowance for loan losses by $3 during the three months ended March 31, 2019. No allowance for loan losses were reversed during the three months ended March 31, 2018.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $58 as of December 31, 2018. There were no such loans as of March 31, 2019.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $33,870 and $45,274 as of March 31, 2019 and December 31, 2018, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 65 banking offices at March 31, 2019. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2019
Net Interest Income	$34,135	$2	$5	$(551)	$33,591
Net Gains on Sales of Loans	981	—	—	—	981
Net Gains on Securities	155	—	—	—	155
Trust and Investment Product Fees	1	1,566	—	—	1,567
Insurance Revenues	3	21	3,181	—	3,205
Noncash Items:
Provision for Loan Losses	675	—	—	—	675
Depreciation and Amortization	1,927	1	18	64	2,010
Income Tax Expense (Benefit)	2,655	76	357	(340)	2,748
Segment Profit (Loss)	14,499	215	1,090	(737)	15,067
Segment Assets at March 31, 2019	3,888,904	2,963	8,771	(5,114)	3,895,524

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2018
Net Interest Income	$25,790	$3	$2	$(185)	$25,610
Net Gains on Sales of Loans	650	—	—	—	650
Net Gains on Securities	270	—	—	—	270
Trust and Investment Product Fees	2	1,771	—	—	1,773
Insurance Revenues	1	2	2,927	—	2,930
Noncash Items:
Provision for Loan Losses	350	—	—	—	350
Depreciation and Amortization	1,115	1	19	64	1,199
Income Tax Expense (Benefit)	2,244	136	321	(217)	2,484
Segment Profit (Loss)	10,762	385	939	(273)	11,813
Segment Assets at December 31, 2018	3,926,242	2,658	11,368	(11,178)	3,929,090

NOTE 9 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of March 31, 2019, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the three months ended March 31, 2019 and 2018.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Equity Plans and Equity Based Compensation

The Company maintains three equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. At March 31, 2019, the Company has reserved 306,404 shares of common stock for the purpose of issuance pursuant to outstanding and future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three months ended March 31, 2019 and 2018, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2019 and 2018 because all previously granted options were fully vested prior to 2007.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2019 and 2018, the Company granted awards of 24,780 and 34,860 shares of restricted stock, respectively. Total unvested restricted stock awards at March 31, 2019 and December 31, 2018 were 69,462 and 44,682, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2019	2018

Restricted Stock Expense	$278	$306
Cash Entitlement Expense	170	158
Tax Effect	(117)	(182)
Net of Tax	$331	$282

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,931 and $3,449 as of March 31, 2019 and 2018, respectively.

The Company maintains an Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan has been set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At March 31, 2019, there were 539,293 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2019 and 2018. There was no unrecognized compensation expense as of March 31, 2019 for the Employee Stock Purchase Plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2019, the Company held $4.5 million in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$287,805	$4,512	$292,317
MBS/CMO - Residential	—	532,280	—	532,280
Total Securities	$—	$820,085	$4,512	$824,597

Loans Held-for-Sale	$—	$8,586	$—	$8,586

Derivative Assets	$—	$1,377	$—	$1,377

Derivative Liabilities	$—	$1,471	$—	$1,471

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$289,542	$4,991	$294,533
MBS/CMO - Residential	—	518,078	—	518,078
Total Securities	$—	$807,620	$4,991	$812,611

Loans Held-for-Sale	$—	$4,263	$—	$4,263

Derivative Assets	$—	$1,713	$—	$1,713

Derivative Liabilities	$—	$1,734	$—	$1,734

There were no transfers between Level 1 and Level 2 for the periods ended March 31, 2019 and December 31, 2018.

At March 31, 2019, the aggregate fair value of the Loans Held-for-Sale was $8,586. Aggregate contractual principal balance was $8,420 with a difference of $166.  At December 31, 2018, the aggregate fair value of the Loans Held-for-Sale was $4,263. Aggregate contractual principal balance was $4,231 with a difference of $32. No loans were 90 days past due or on non-accrual.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

	Obligations of State and Political Subdivisions
	2019	2018

Balance of Recurring Level 3 Assets at January 1	$4,991	$5,649
Total Gains or Losses Included in Other Comprehensive Income	(9)	(18)
Maturities / Calls	(470)	(460)
Acquired through Bank Acquisition	—	—
Balance of Recurring Level 3 Assets at March 31	$4,512	$5,171

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,120	$2,120
Commercial Real Estate Loans	—	—	1,948	1,948

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,210	$2,210
Commercial Real Estate Loans	—	—	2,528	2,528

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,494 with a valuation allowance of $1,426, resulting in a decrease to the provision for loan losses of $397 for the period ended March 31, 2019. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,561 with a valuation allowance of $1,823, resulting in a decrease to the provision for loan losses of $411 for the year ended December 31, 2018.

There was no Other Real Estate carried at fair value less costs to sell at March 31, 2019. No charge to earnings was included in the three months ended March 31, 2019 and 2018. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2018. No charge to earnings was included in the year ended December 31, 2018.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,120	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-57% (57%)
Impaired Loans - Commercial Real Estate Loans	$1,948	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-76% (56%)

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,210	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (99%)
Impaired Loans - Commercial Real Estate Loans	$2,528	Sales comparison approach	Adjustment for physical condition of comparable properties sold	22%-76% (55%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2019 and December 31, 2018. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the tables below for Mach 31, 2019 and December 31, 2018, present the fair values measured using an exit price notion.

		Fair Value Measurements at March 31, 2019 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$59,528	$45,038	$14,490	$—	$59,528
Interest Bearing Time Deposits with Banks	250	—	250	—	250
Loans, Net	2,688,521	—	—	2,677,169	2,677,169
Accrued Interest Receivable	17,261	—	4,416	12,845	17,261
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,430,908)	(2,430,908)	—	—	(2,430,908)
Time Deposits	(634,262)	—	(633,879)	—	(633,879)
Short-term Borrowings	(165,870)	(132,000)	(33,870)	—	(165,870)
Long-term Debt	(151,610)	—	(139,361)	(11,160)	(150,521)
Accrued Interest Payable	(2,088)	—	(2,006)	(82)	(2,088)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

		Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$96,550	$64,549	$32,001	$—	$96,550
Interest Bearing Time Deposits with Banks	250	—	250	—	250
Loans, Net	2,707,498	—	—	2,689,393	2,689,393
Accrued Interest Receivable	16,634	—	4,143	12,491	16,634
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,484,149)	(2,848,149)	—	—	(2,848,149)
Time Deposits	(588,483)	—	(586,338)	—	(586,338)
Short-term Borrowings	(249,774)	(204,500)	(45,274)	—	(249,774)
Long-term Debt	(126,635)	—	(117,513)	(11,315)	(128,828)
Accrued Interest Payable	(1,740)	—	(1,718)	(22)	(1,740)

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018, net of tax:

March 31, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2019	$(6,759)	$(339)	$(7,098)
Other Comprehensive Income (Loss) Before Reclassification	9,536	—	9,536
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(122)	—	(122)
Net Current Period Other Comprehensive Income (Loss)	9,414	—	9,414
Ending Balance at March 31, 2019	$2,655	$(339)	$2,316

March 31, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2018	$(2,335)	$(285)	$(2,620)
Other Comprehensive Income (Loss) Before Reclassification	(9,005)	—	(9,005)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(213)	—	(213)
Net Current Period Other Comprehensive Income (Loss)	(9,218)	—	(9,218)
Ending Balance at March 31, 2018	$(11,553)	$(285)	$(11,838)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$155	Net Gains on Securities
	(33)	Income Tax Expense
	122	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2019	$122

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$270	Net Gains on Securities
	(57)	Income Tax Expense
	213	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2018	$213

NOTE 13 - Recently Adopted and Newly Issued Accounting Pronouncements

Recently Adopted Accounting Guidance
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

The Company adopted the amendments to Topic 842 on January 1, 2019, utilizing the modified retrospective approach and the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements. The Company elected to apply the package of practical expedients permitting entities to not reassess (1) expired or existing contracts that may contain leases; (2) lease classification of expired or existing leases; (3) initial direct costs for existing leases as well as the practical expedient for land easements. The Company also elected certain optional relief for accounting policy elections under ASU 2016-02 (1) to not separate the lease and non-lease components and instead use them for a single lease component for leases related to office equipment and (2) the option to not recognize right-of-use assets and liabilities that arise from short-term leases.

Upon adoption of this guidance on January 1, 2019, the Company recorded a right-of-use asset and corresponding lease liability of $9,034 on the consolidated balance sheet. No cumulative effect adjustment to retained earnings resulted from the adoption of this guidance. For additional detail on this recently adopted accounting guidance, see Note 14 - Leases.

Accounting Guidance Issued but not yet Adopted
In June 2016, the FASB issued guidance (ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Recently Adopted & Newly Issued Accounting Pronouncements (continued)

accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. This standard will be effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.

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

After having implemented the new software necessary for the CECL model, the Company plans to run parallel processing of its existing allowance for loan loss model with the CECL model in the second quarter of 2019. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot estimate the amount at this time.

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

NOTE 14 – Leases

On January 1, 2019, the Company adopted the amendments to ASC 842, Leases, which requires lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet.

At the inception of a contract, an entity should determine whether the contract contains a lease. Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of an identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefits from the use of the asset and (2) the right to direct the use of the asset.

German American has finance leases for branch offices as well as operating leases for branch offices, ATM locations and certain office equipment. In prior periods, German American included the finance leases on the balance sheet with a right-of-use asset as well as a lease liability. Upon adopting the amended guidance, German American recorded a right-of-use asset and lease liability for its operating leases in the amount of $9,034. Also, at this time, management considered a reasonable expectation of renewal periods to include for the leases. The right-of-use asset is included in the 'Premises, Furniture and Equipment, Net' line of the consolidated balance sheet. The lease liability is included in the 'Accrued Interest Payable and Other Liabilities' line of the consolidated balance sheet.

The Company used the implicit lease rate when determining the present value of lease payments for finance leases. The present value of lease payments for operating leases was determined using the incremental borrowing rate as of the date the Company adopted this standard.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The components of lease expense were as follows:

Three Months Ended
March 31, 2019

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52
Interest on Lease Liabilities	96
Operating Lease Cost	360
Short-term Lease Cost	15
Total Lease Cost	$523

The weighted average lease term and discount rates were as follows:

March 31, 2019

Weighted Average Remaining Lease Term:
Finance Leases	13 years
Operating Leases	9 years

Weighted Average Discount Rate:
Finance Leases	11.50%
Operating Leases	3.44%

Supplemental balance sheet information related to leases was as follows:

March 31, 2019

Finance Leases
Premises, Furniture and Equipment, Net	$2,645
Other Borrowings	3,488

Operating Leases
Operating Lease Right-of-Use Assets	$8,750
Operating Lease Liabilities	8,767

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019

Cash Paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$96
Operating Cash Flows from Operating Leases	343
Financing Cash Flows from Finance Leases	26

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	Three Months Ended
	March 31, 2019
	Finance Leases	Operating Leases

Year 1	$519	$1,376
Year 2	519	1,267
Year 3	519	1,160
Year 4	519	1,116
Year 5	519	1,076
Thereafter	3,862	4,365
Total Lease Payments	6,457	10,360
Less Imputed Interest	(2,969)	(1,593)
Total	$3,488	$8,767

NOTE 15 - Business Combinations

Pending Acquisition
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

Citizens First is a bank holding company headquartered in Bowling Green, Kentucky. It operates, through Citizens First Bank, Inc., branch offices in Barren, Hart, Simpson and Warren Counties in Kentucky. At December 31, 2018, Citizens First reported total assets of approximately $476 million, total loans of approximately $372 million, and total deposits of approximately $389 million.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2019 and December 31, 2018 and the consolidated results of operations for the three months ended March 31, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Net income for the quarter ended March 31, 2019 totaled $15,067,000, or $0.60 per diluted share, an improvement on a per share basis of 18%, compared to net income of $11,813,000, or $0.51 per diluted share for the quarter ended March 31, 2018.

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

On February 21, 2019, the Company entered into an Agreement and Plan of Reorganization with Citizens First Corporation (“Citizens First”), pursuant to which Citizens First agreed to merge with and into the Company. The merger agreement also provides that Citizens First’s wholly-owned banking subsidiary, Citizens First Bank, Inc. will be merged with and into the Company’s subsidiary bank, German American Bank, immediately following the holding company merger. Based on the number of Citizens First common shares expected to be outstanding at closing, the Company would issue approximately 1.7 million shares of its common stock, and pay approximately $16 million cash, for all of the issued and outstanding common shares of Citizens

First. Citizens First is a bank holding company headquartered in Bowling Green, Kentucky. It operates, through Citizens First Bank, Inc., branch offices in Barren, Hart, Simpson and Warren Counties in Kentucky. At December 31, 2018, Citizens First reported total assets of approximately $476 million, total loans of approximately $372 million, and total deposits of approximately $389 million. Completion of the mergers is subject to approval by regulatory authorities and Citizens First’s shareholders, as well as certain other closing conditions. The transaction is expected to be completed in the third quarter of 2019.

For further information regarding this pending acquisition, see Note 15 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost, less impairment with observable price changes being recognized in earnings. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of March 31, 2019, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $11,127,000 and gross unrealized losses totaled approximately $7,724,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2019 totaled $15,067,000, or $0.60 per share, an increase of 18% on a per share basis compared with the first quarter 2018 net income of $11,813,000, or $0.51 per share. The first quarter of 2019 results of operations included acquisition-related expenses of approximately $544,000 ($407,000 or $0.02 per share, on an after tax basis), while the first quarter of 2018 included approximately $186,000 ($139,000 or less than $0.01 per share, on an after tax basis).

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2019 and 2018. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$24,538	$141	2.32%	$8,556	$56	2.65%
Securities:
Taxable	536,074	3,599	2.69%	480,999	2,998	2.49%
Non-taxable	289,551	2,950	4.08%	272,590	2,710	3.98%
Total Loans and Leases(2)	2,718,808	35,207	5.24%	2,139,704	24,032	4.55%
TOTAL INTEREST EARNING ASSETS	3,568,971	41,897	4.74%	2,901,849	29,796	4.15%
Other Assets	333,807			234,998
Less: Allowance for Loan Losses	(16,055)			(15,876)
TOTAL ASSETS	$3,886,723			$3,120,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,731,118	$2,695	0.63%	$1,489,363	$1,275	0.35%
Time Deposits	646,726	2,721	1.71%	398,397	1,008	1.03%
FHLB Advances and Other Borrowings	330,463	2,182	2.68%	262,784	1,252	1.93%
TOTAL INTEREST-BEARING LIABILITIES	2,708,307	7,598	1.14%	2,150,544	3,535	0.67%
Demand Deposit Accounts	691,107			585,432
Other Liabilities	23,075			21,416
TOTAL LIABILITIES	3,422,489			2,757,392
Shareholders’ Equity	464,234			363,579
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,886,723			$3,120,971

COST OF FUNDS			0.86%			0.49%
NET INTEREST INCOME		$34,299			$26,261
NET INTEREST MARGIN			3.88%			3.66%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $7,981,000, or 31%, for the quarter ended March 31, 2019 compared with the same quarter of 2018.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.88% for the first quarter quarter of 2019 compared to 3.66% during the first quarter of 2018. The tax equivalent yield on earning assets totaled 4.74% during the quarter ended March 31, 2019 compared to 4.15% in the same period of 2019, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.86% during the quarter ended March 31, 2019 compared to 0.49% in the same period of 2018.

The increased level of net interest income during the first quarter of 2019 compared with the first quarter of 2018 was driven primarily by a higher level of average earning assets and an improved net interest margin. The increased level of average earning assets in the first quarter of 2019 was driven by balance sheet growth through the acquisition activity during 2018 and organic loan growth from the Company's existing branch footprint.

The net interest margin during the first quarter of 2019 when compared with the first quarter of 2018 was positively impacted by an improvement in loan yields driven by higher short-term market interest rates and an increase in the amount of accretion on loan discounts on acquired loans, while an increase in the cost of funds negatively impacted the net interest margin. Accretion of loan discounts on acquired loans contributed approximately 16 basis points to the net interest margin on an annualized basis in the first quarter of 2019 compared with 4 basis points in the first quarter of 2018. The Company's cost of funds increased approximately 37 basis points in the first quarter of 2019 compared with the first quarter of 2018. The higher cost of funds was largely attributable to an increase in short-term market interest rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2019, the provision for loan losses totaled $675,000 compared with a $350,000 provision for loan losses during the first quarter of 2018. The provision for loan losses represented approximately 10 basis points and 7 basis points of average loans on an annualized basis in the first quarter of 2019 and 2018, respectively. The level of provision during all periods presented was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss.

Net charge-offs totaled $255,000 or 4 basis points on an annualized basis of average loans outstanding during the three months ended March 31, 2019, compared with $1,584,000 or 30 basis points on an annualized basis of average loans outstanding during the same period of 2018. The higher level of net charge-offs during the first three months of 2018 was primarily attributable to a partial charge-off on a single commercial lending relationship in the first quarter of 2018.

The provision for loan losses made during each of the three months ended March 31, 2019 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended March 31, 2019, non-interest income totaled $11,658,000, an increase of $2,166,000, or 23%, compared with the first quarter of 2018.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Trust and Investment Product Fees	$1,567	$1,773	$(206)	(12)%
Service Charges on Deposit Accounts	1,900	1,471	429	29
Insurance Revenues	3,205	2,930	275	9
Company Owned Life Insurance	884	312	572	183
Interchange Fee Income	2,095	1,482	613	41
Other Operating Income	871	604	267	44
Subtotal	10,522	8,572	1,950	23
Net Gains on Sales of Loans	981	650	331	51
Net Gains on Securities	155	270	(115)	(43)
Total Non-interest Income	$11,658	$9,492	$2,166	23

Service charges on deposit accounts increased $429,000, or 29%, during the first quarter of 2019 compared with the first quarter of 2018. The increase during the first quarter of 2019 compared with first quarter of 2018 was largely attributable to the acquisitions completed during 2018.

Insurance revenues increased $275,000, or 9%, during the quarter ended March 31, 2019, compared with the first quarter of 2018 primarily due to increased contingency revenue. Contingency revenue during the first quarter of 2019 totaled $1,375,000 compared with $1,218,000 during the first quarter of 2018. The fluctuation in contingency revenue is a normal course of business variance and is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Company owned life insurance revenue increased $572,000, or 183%, during the quarter ended March 31, 2019, compared with the first quarter of 2018. The increase was largely related to death benefits of $554,000 received from life insurance policies during the first quarter of 2019.

Interchange fees increased $613,000, or 41%, during the first quarter of 2019 compared with the first quarter of 2018. The increase during the first quarter of 2019 compared with the first quarter of 2018 was largely attributable to increased card utilization by customers and the acquisitions completed during 2018.

Other operating income increased $267,000, or 44%, during the quarter ended March 31, 2019 compared with the first quarter of 2018. The increase during the first quarter of 2019 compared with the first quarter of 2018 was largely attributable to the gain realized on the sale of a former branch facility of $262,000.

Net gains on sales of loans increased $331,000, or 51%, during the first quarter of 2019 compared with the first quarter of 2018. The increase in the net gain on sales of loans during the first quarter of 2019 compared with 2018 was largely attributable to higher pricing levels on loans sold. Loan sales totaled $28.9 million during the first quarter of 2019 and $29.9 million during the first quarter of 2018.

Non-interest Expense:

During the quarter ended March 31, 2019, non-interest expense totaled $26,759,000, an increase of $6,304,000, or 31%, compared with the first quarter of 2018. The increase in the first quarter of 2019 was largely impacted by the inclusion of operating expenses related to the branch acquisition completed during the second quarter of 2018 as well as operating expenses related to the bank acquisition completed early in the fourth quarter of 2018. In addition, the first quarter of 2019 included acquisition-related expenses of $544,000 while the first quarter of 2018 included acquisition-related expenses of approximately $186,000.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Salaries and Employee Benefits	$15,044	$12,126	$2,918	24%
Occupancy, Furniture and Equipment Expense	3,219	2,409	810	34
FDIC Premiums	288	237	51	22
Data Processing Fees	1,583	1,127	456	40
Professional Fees	1,327	871	456	52
Advertising and Promotion	870	701	169	24
Intangible Amortization	843	206	637	309
Other Operating Expenses	3,585	2,778	807	29
Total Non-interest Expense	$26,759	$20,455	$6,304	31

Salaries and benefits increased $2,918,000, or 24%, during the quarter ended March 31, 2019 compared with the first quarter of 2018. The increase in salaries and benefits during the first quarter of 2019 compared with the first quarter of 2018 was primarily attributable to an increased number of full-time equivalent employees due in part to the acquisition transactions completed during 2018.

Occupancy, furniture and equipment expense increased $810,000, or 34%, during the first quarter of 2019 compared with the first quarter of 2018. The increase during the first quarter of 2019 compared with the first quarter of 2018 was primarily due to operating costs related to the acquisitions completed during 2018 as well as other facilities the Company has placed into service over the past several quarters.

Data processing fees increased $456,000, or 40%, during the first quarter of 2019 compared with the first quarter of 2018. The increase in data processing fees during the first quarter of 2019 compared with the first quarter of 2018 was largely related to the on-going operating costs associated with the acquisitions completed during 2018.

Professional fees increased $456,000, or 52%, during the first quarter of 2019 compared with the first quarter of 2018. The increase in professional fees during the first quarter of 2019 compared with 2018 was largely related to acquisition related professional fees. Merger and acquisition related professional fees totaled approximately $508,000 during the first quarter of 2019 compared $177,000 during the first quarter of 2018.

Intangible amortization increased $637,000, or 309%, during the quarter ended March 31, 2019 compared with the first quarter of 2018. The increase in intangible amortization was attributable to the previously discussed acquisitions completed during 2018.

Other operating expenses increased $807,000, or 29%, during the first quarter of 2019 compared with the first quarter of 2018. The increase during the first quarter of 2019 compared with the first quarter of 2018 was largely attributable to the operating costs related to the acquisitions completed in 2018.

Income Taxes:

The Company’s effective income tax rate was 15.4% and 17.4%, respectively, during the three months ended March 31, 2019 and 2018. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $3.896 billion at March 31, 2019, representing a decline of $33.6 million, or 3% on an annualized basis, compared with December 31, 2018.

At March 31, 2019 total loans declined $19.3 million, or 3% on an annualized basis, compared with December 31, 2018. The decline during the first quarter of 2019 was driven by a seasonal decline in agricultural loans of approximately $17.2 million, or 19% on an annualized basis, and a decline in retail loans of $17.8 million, or 12% on an annualized basis, partially mitigated by an increase of $12.2 million, or 9% on an annualized basis, of commercial and industrial loans, and an increase of $3.4 million, or 1% on an annualized basis, of commercial real estate loans.

End of Period Loan Balances: (dollars in thousands)	March 31, 2019	December 31, 2018	Current Period Change
Commercial and Industrial Loans and Leases	$555,967	$543,761	$12,206
Commercial Real Estate Loans	1,212,090	1,208,646	3,444
Agricultural Loans	347,999	365,208	(17,209)
Home Equity and Consumer Loans	281,724	285,534	(3,810)
Residential Mortgage Loans	314,634	328,592	(13,958)
Total Loans	$2,712,414	$2,731,741	$(19,327)

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	March 31, 2019	December 31, 2018
Commercial and Industrial Loans and Leases	$3,317	$2,953
Commercial Real Estate Loans	5,741	5,291
Agricultural Loans	5,453	5,776
Home Equity and Consumer Loans	697	649
Residential Mortgage Loans	429	472
Unallocated	606	682

Total Allowance for Loan Loss	$16,243	$15,823

The Company’s allowance for loan losses totaled $16.2 million at March 31, 2019 compared to $15.8 million at December 31, 2018. The allowance for loan losses represented 0.60% of period-end loans at March 31, 2019 compared with 0.58% of period-end loans at December 31, 2018. From time to time, the Company has acquired loans through bank and branch acquisitions with the most recent being the First Security acquisition during the fourth quarter of 2018 and a five-branch acquisition in the second quarter of 2018. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a net discount on acquired loans of $18.2 million at March 31, 2019 and $19.5 million at December 31, 2018.

The following is an analysis of the Company’s non-performing assets at March 31, 2019 and December 31, 2018:

Non-performing Assets: (dollars in thousands)	March 31, 2019	December 31, 2018
Non-accrual Loans	$12,036	$12,579
Past Due Loans (90 days or more)	393	633
Total Non-performing Loans	12,429	13,212
Other Real Estate	685	286
Total Non-performing Assets	$13,114	$13,498

Restructured Loans	$119	$121

Non-performing Loans to Total Loans	0.46%	0.48%
Allowance for Loan Loss to Non-performing Loans	130.69%	119.76%

The following tables present non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commercial and Industrial Loans and Leases	$2,290	$2,430	$—	$—
Commercial Real Estate Loans	6,446	6,833	393	364
Agricultural Loans	1,398	1,449	—	269
Home Equity Loans	118	88	—	—
Consumer Loans	228	162	—	—
Residential Mortgage Loans	1,556	1,617	—	—
Total	$12,036	$12,579	$393	$633

Non-performing assets totaled $13.1 million at March 31, 2019 compared to $13.5 million at December 31, 2018. Non-performing assets represented 0.34% of total assets at March 31, 2019 and December 31, 2018. Non-performing loans totaled $12.4 million at March 31, 2019 compared to $13.2 million at December 31, 2018. Non-performing loans represented 0.46% of total loans at March 31, 2019 compared to 0.48% at December 31, 2018.

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

March 31, 2019 total deposits declined $7.5 million, or 1% on an annualized basis, compared with December 31, 2018.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2019	December 31, 2018	Current Period Change
Non-interest-bearing Demand Deposits	$723,995	$715,972	$8,023
Interest-bearing Demand, Savings, & Money Market Accounts	1,706,913	1,768,177	(61,264)
Time Deposits < $100,000	248,686	249,309	(623)
Time Deposits of $100,000 or more	385,576	339,174	46,402
Total Deposits	$3,065,170	$3,072,632	$(7,462)

Capital Resources:

As of March 31, 2019, shareholders’ equity increased by $20.6 million to $479.2 million compared with $458.6 million at year-end 2018. The increase in shareholders' equity was primarily attributable to an increase of $10.8 million in retained earnings and an increase of $9.4 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 12.3% of total assets at March 31, 2019 and 11.7% of total assets at December 31, 2018. Shareholders’ equity included $112.9 million of goodwill and other intangible assets at March 31, 2019 compared to $113.6 million of goodwill and other intangible assets at December 31, 2018.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

 As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer was phased in from 0.00% in 2015 to 2.50% in 2019. For March 31, 2019, the capital conservation buffer was 2.50% and for December 31, 2018, the capital conservation buffer was 1.875%. At March 31, 2019, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2019 Ratio	12/31/2018 Ratio	Minimum for Capital Adequacy Purposes	Well-Capitalized Guidelines (1)
Total Capital (to Risk Weighted Assets)
Consolidated	12.80%	12.36%	8.00%	N/A
Bank	12.80%	12.37%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.27%	11.85%	6.00%	N/A
Bank	12.27%	11.86%	6.00%	8.00%
Common Equity Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	11.90%	11.48%	4.50%	N/A
Bank	12.27%	11.86%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	9.97%	9.75%	4.00%	N/A
Bank	9.98%	9.78%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $37.0 million during the three months ended March 31, 2019 ending at $59.5 million.  During the three months ended March 31, 2019, operating activities resulted in net cash inflows of $15.3 million. Investing activities resulted in net cash inflows of $18.1 million during the three months ended March 31, 2019.  Financing activities resulted in net cash outflows for the three months ended March 31, 2019 of $70.4 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2019, the parent company had approximately $17.7 million of cash and cash equivalents available to meet its cash flow needs.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2018, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2019 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$135,186	(2.79)%
+1%	137,229	(1.32)%
Base	139,065	—
-1%	137,237	(1.31)%
-2%	129,254	(7.05)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2019 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2019 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$441,757	(8.74)%	12.38%	(53) b.p.
+1%	465,083	(3.92)%	12.71%	(20) b.p.
Base	484,068	—	12.91%	—
-1%	472,943	(2.30)%	12.39%	(52) b.p.
-2%	429,626	(11.25)%	11.06%	(185) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings, other than litigation incidental to the ordinary business of the Company, of a material nature to which the Company is a party or of which any of its properties are subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2019	—	—	—	409,184
February 2019	—	—	—	409,184
March 2019	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through March 31, 2019 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended March 31, 2019.

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
101+
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

GERMAN AMERICAN BANCORP, INC.

Date: May 9, 2019	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)