Form 10-Q
period 2019-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2019-08-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2019

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

As of August 1, 2019, the registrant had 26,660,878 outstanding shares of Common Stock, no par value.

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and Due from Banks	$48,634	$64,549
Federal Funds Sold and Other Short-term Investments	41,373	32,001
Cash and Cash Equivalents	90,007	96,550

Interest-bearing Time Deposits with Banks	250	250
Securities Available-for-Sale, at Fair Value	840,692	812,611
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	14,184	4,263

Loans	2,720,674	2,731,741
Less: Unearned Income	(3,646)	(3,682)
Allowance for Loan Losses	(16,239)	(15,823)
Loans, Net	2,700,789	2,712,236

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,048
Premises, Furniture and Equipment, Net	89,413	80,627
Other Real Estate	635	286
Goodwill	103,799	103,681
Intangible Assets	9,510	9,964
Company Owned Life Insurance	59,536	59,896
Accrued Interest Receivable and Other Assets	48,523	35,325
TOTAL ASSETS	$3,970,739	$3,929,090

LIABILITIES
Non-interest-bearing Demand Deposits	$725,367	$715,972
Interest-bearing Demand, Savings, and Money Market Accounts	1,805,694	1,768,177
Time Deposits	597,771	588,483
Total Deposits	3,128,832	3,072,632

FHLB Advances and Other Borrowings	305,940	376,409
Accrued Interest Payable and Other Liabilities	36,556	21,409
TOTAL LIABILITIES	3,471,328	3,470,450

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	24,992	24,967
Additional Paid-in Capital	229,943	229,347
Retained Earnings	233,269	211,424
Accumulated Other Comprehensive Income (Loss)	11,207	(7,098)
TOTAL SHAREHOLDERS’ EQUITY	499,411	458,640
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,970,739	$3,929,090
End of period shares issued and outstanding	24,992,238	24,967,458

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2019	2018
INTEREST INCOME
Interest and Fees on Loans	$35,046	$26,308
Interest on Federal Funds Sold and Other Short-term Investments	85	54
Interest and Dividends on Securities:
Taxable	3,555	2,962
Non-taxable	2,350	2,209
TOTAL INTEREST INCOME	41,036	31,533

INTEREST EXPENSE
Interest on Deposits	5,759	2,848
Interest on FHLB Advances and Other Borrowings	1,636	1,216
TOTAL INTEREST EXPENSE	7,395	4,064

NET INTEREST INCOME	33,641	27,469
Provision for Loan Losses	250	1,220
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,391	26,249

NON-INTEREST INCOME
Trust and Investment Product Fees	1,913	1,677
Service Charges on Deposit Accounts	2,024	1,643
Insurance Revenues	1,929	1,696
Company Owned Life Insurance	304	260
Interchange Fee Income	2,332	1,714
Other Operating Income	461	913
Net Gains on Sales of Loans	1,030	905
Net Gains on Securities	516	74
TOTAL NON-INTEREST INCOME	10,509	8,882

NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,117	12,019
Occupancy Expense	2,279	1,811
Furniture and Equipment Expense	933	716
FDIC Premiums	245	238
Data Processing Fees	1,803	1,398
Professional Fees	1,174	1,361
Advertising and Promotion	936	857
Intangible Amortization	802	306
Other Operating Expenses	3,329	3,002
TOTAL NON-INTEREST EXPENSE	25,618	21,708

Income before Income Taxes	18,282	13,423
Income Tax Expense	3,011	2,326
NET INCOME	$15,271	$11,097

Basic Earnings per Share	$0.61	$0.48
Diluted Earnings per Share	$0.61	$0.48

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2019	2018
INTEREST INCOME
Interest and Fees on Loans	$70,165	$50,258
Interest on Federal Funds Sold and Other Short-term Investments	226	110
Interest and Dividends on Securities:
Taxable	7,154	5,960
Non-taxable	4,680	4,350
TOTAL INTEREST INCOME	82,225	60,678

INTEREST EXPENSE
Interest on Deposits	11,175	5,131
Interest on FHLB Advances and Other Borrowings	3,818	2,468
TOTAL INTEREST EXPENSE	14,993	7,599

NET INTEREST INCOME	67,232	53,079
Provision for Loan Losses	925	1,570
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	66,307	51,509

NON-INTEREST INCOME
Trust and Investment Product Fees	3,480	3,450
Service Charges on Deposit Accounts	3,924	3,114
Insurance Revenues	5,134	4,626
Company Owned Life Insurance	1,188	572
Interchange Fee Income	4,427	3,196
Other Operating Income	1,332	1,517
Net Gains on Sales of Loans	2,011	1,555
Net Gains on Securities	671	344
TOTAL NON-INTEREST INCOME	22,167	18,374

NON-INTEREST EXPENSE
Salaries and Employee Benefits	29,161	24,145
Occupancy Expense	4,570	3,555
Furniture and Equipment Expense	1,861	1,381
FDIC Premiums	533	475
Data Processing Fees	3,386	2,525
Professional Fees	2,501	2,232
Advertising and Promotion	1,806	1,558
Intangible Amortization	1,645	512
Other Operating Expenses	6,914	5,780
TOTAL NON-INTEREST EXPENSE	52,377	42,163

Income before Income Taxes	36,097	27,720
Income Tax Expense	5,759	4,810
NET INCOME	$30,338	$22,910

Basic Earnings per Share	$1.21	$1.00
Diluted Earnings per Share	$1.21	$1.00

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2019	2018

NET INCOME	$15,271	$11,097

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	11,838	(1,840)
Reclassification Adjustment for Gains Included in Net Income	(516)	(74)
Tax Effect	(2,431)	413
Net of Tax	8,891	(1,501)

Total Other Comprehensive Income (Loss)	8,891	(1,501)

COMPREHENSIVE INCOME	$24,162	$9,596

	Six Months Ended June 30,
	2019	2018

NET INCOME	$30,338	$22,910

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	24,039	(13,292)
Reclassification Adjustment for Gains Included in Net Income	(671)	(344)
Tax Effect	(5,063)	2,917
Net of Tax	18,305	(10,719)

Total Other Comprehensive Income (Loss)	18,305	(10,719)

COMPREHENSIVE INCOME	$48,643	$12,191

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2018	24,967,458	$24,967	$229,347	$211,424	$(7,098)	$458,640

Net Income				15,067		15,067
Other Comprehensive Income (Loss)					9,414	9,414
Cash Dividends ($0.17 per share)				(4,245)		(4,245)
Issuance of Common Stock for:
Restricted Share Grants	24,780	25	286			311

Balances, March 31, 2019	24,992,238	$24,992	$229,633	$222,246	$2,316	$479,187

Net Income				15,271		15,271
Other Comprehensive Income (Loss)					8,891	8,891
Cash Dividends ($0.17 per share)				(4,248)		(4,248)
Issuance of Common Stock for:
Restricted Share Grants			310			310

Balances, June 30, 2019	24,992,238	$24,992	$229,943	$233,269	$11,207	$499,411

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2017	22,934,403	$22,934	$165,288	$178,969	$(2,620)	$364,571

Net Income				11,813		11,813
Other Comprehensive Income (Loss)					(9,218)	(9,218)
Cash Dividends ($0.15 per share)				(3,440)		(3,440)
Issuance of Common Stock for:
Restricted Share Grants	34,410	35	244			279

Balances, March 31, 2018	22,968,813	$22,969	$165,532	$187,342	$(11,838)	$364,005

Net Income				11,097		11,097
Other Comprehensive Income (Loss)					(1,501)	(1,501)
Cash Dividends ($0.15 per share)				(3,445)		(3,445)
Issuance of Common Stock for:
Restricted Share Grants	(915)	(1)	385			384

Balances, June 30, 2018	22,967,898	$22,968	$165,917	$194,994	$(13,339)	$370,540

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$30,338	$22,910
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,784	1,793
Depreciation and Amortization	4,073	2,601
Loans Originated for Sale	(78,128)	(65,071)
Proceeds from Sales of Loans Held-for-Sale	70,003	63,710
Provision for Loan Losses	925	1,570
Gain on Sale of Loans, net	(2,011)	(1,555)
Gain on Securities, net	(671)	(344)
Gain on Sales of Other Real Estate and Repossessed Assets	—	(13)
Loss (Gain) on Disposition and Donation of Premises and Equipment	—	(36)
Gain on Disposition of Land	(262)	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(659)	(521)
Equity Based Compensation	621	663
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(14,718)	2,924
Interest Payable and Other Liabilities	1,584	90
Net Cash from Operating Activities	12,879	28,721

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	45,980	37,481
Proceeds from Sales of Securities Available-for-Sale	22,274	17,515
Purchase of Securities Available-for-Sale	(74,078)	(68,923)
Purchase of Loans	(521)	—
Proceeds from Sales of Loans	—	6,000
Loans Made to Customers, net of Payments Received	10,335	(66,922)
Proceeds from Sales of Other Real Estate	359	54
Property and Equipment Expenditures	(3,172)	(8,862)
Proceeds from Sales of Property and Equipment	—	40
Proceeds from Sale of Land	722	—
Proceeds from Life Insurance	1,019	—
Acquire Bank Branches	—	41,392
Net Cash from Investing Activities	2,918	(42,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	56,707	(58,239)
Change in Short-term Borrowings	(107,456)	89,640
Advances in Long-term Debt	65,000	35,000
Repayments of Long-term Debt	(28,098)	(45,089)
Dividends Paid	(8,493)	(6,885)
Net Cash from Financing Activities	(22,340)	14,427

Net Change in Cash and Cash Equivalents	(6,543)	923
Cash and Cash Equivalents at Beginning of Year	96,550	70,359
Cash and Cash Equivalents at End of Period	$90,007	$71,282

Cash Paid During the Period for
Interest	$14,891	$7,641
Income Taxes	4,525	2,150

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$708	$27
Right of Use Asset Obtained in Exchange for Lease Liabilities	9,034	—
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	June 30,
Non-interest Income	2019	2018
In-Scope of Topic 606:
Trust and Investment Product Fees	$1,913	$1,677
Service Charges on Deposit Accounts	2,024	1,643
Insurance Revenues	1,929	1,696
Interchange Fee Income	2,332	1,714
Other Operating Income	481	442
Non-interest Income (in-scope of Topic 606)	8,679	7,172
Non-interest Income (out-of-scope of Topic 606)	1,830	1,710
Total Non-interest Income	$10,509	$8,882

	Six Months Ended
	June 30,
Non-interest Income	2019	2018
In-Scope of Topic 606:
Trust and Investment Product Fees	$3,480	$3,450
Service Charges on Deposit Accounts	3,924	3,114
Insurance Revenues	5,134	4,626
Interchange Fee Income	4,427	3,196
Other Operating Income	930	820
Non-interest Income (in-scope of Topic 606)	17,895	15,206
Non-interest Income (out-of-scope of Topic 606)	4,272	3,168
Total Non-interest Income	$22,167	$18,374

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2019	2018
Basic Earnings per Share:
Net Income	$15,271	$11,097
Weighted Average Shares Outstanding	24,992,238	22,968,178
Basic Earnings per Share	$0.61	$0.48

Diluted Earnings per Share:
Net Income	$15,271	$11,097

Weighted Average Shares Outstanding	24,992,238	22,968,178
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	24,992,238	22,968,178
Diluted Earnings per Share	$0.61	$0.48

For the three months ended June 30, 2019 and 2018, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2019	2018
Basic Earnings per Share:
Net Income	$30,338	$22,910
Weighted Average Shares Outstanding	24,982,107	22,954,367
Basic Earnings per Share	$1.21	$1.00

Diluted Earnings per Share:
Net Income	$30,338	$22,910

Weighted Average Shares Outstanding	24,982,107	22,954,367
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	24,982,107	22,954,367
Diluted Earnings per Share	$1.21	$1.00

For the six months ended June 30, 2019 and 2018, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at June 30, 2019 and December 31, 2018, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2019
Obligations of State and Political Subdivisions	$290,053	$13,271	$(40)	$303,284
MBS/CMO - Residential	535,914	4,605	(3,111)	537,408
Total	$825,967	$17,876	$(3,151)	$840,692

December 31, 2018
Obligations of State and Political Subdivisions	$291,449	$4,407	$(1,323)	$294,533
MBS/CMO - Residential	529,805	1,029	(12,756)	518,078
Total	$821,254	$5,436	$(14,079)	$812,611

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO - Residential") are residential mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of securities at June 30, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,332	$2,343
Due after one year through five years	16,151	16,531
Due after five years through ten years	73,764	76,979
Due after ten years	197,806	207,431
MBS/CMO - Residential	535,914	537,408
Total	$825,967	$840,692

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018

Proceeds from Sales	$10,459	$10,220
Gross Gains on Sales	516	74
Income Taxes on Gross Gains	108	16

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018

Proceeds from Sales	$22,274	$17,515
Gross Gains on Sales	671	344
Income Taxes on Gross Gains	141	73
The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $204,067 and $211,239 as of June 30, 2019 and December 31, 2018, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

Below is a summary of securities with unrealized losses as of June 30, 2019 and December 31, 2018, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$4,889	$(30)	$1,331	$(10)	$6,220	$(40)
MBS/CMO - Residential	10,154	(36)	264,051	(3,075)	274,205	(3,111)
Total	$15,043	$(66)	$265,382	$(3,085)	$280,425	$(3,151)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$37,936	$(286)	$49,071	$(1,037)	$87,007	$(1,323)
MBS/CMO - Residential	56,386	(601)	356,218	(12,155)	412,604	(12,756)
Total	$94,322	$(887)	$405,289	$(13,192)	$499,611	$(14,079)

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

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at June 30, 2019 and December 31, 2018. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At June 30, 2019, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $84.4 million at June 30, 2019 and $85.6 million at December 31, 2018. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$84,381	$2,381	$85,587	$1,713

Included in Other Liabilities:
Interest Rate Swaps	$84,381	$2,607	$85,587	$1,734

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Rate Swaps:
Included in Other Operating Income	$(132)	$26	$(206)	$116

NOTE 6 – Loans

Loans were comprised of the following classifications at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Commercial:
Commercial and Industrial Loans and Leases	$554,290	$543,761
Commercial Real Estate Loans	1,213,579	1,208,646
Agricultural Loans	364,116	365,208
Retail:
Home Equity Loans	203,351	207,987
Consumer Loans	77,612	77,547
Residential Mortgage Loans	307,726	328,592
Subtotal	2,720,674	2,731,741
Less: Unearned Income	(3,646)	(3,682)
Allowance for Loan Losses	(16,239)	(15,823)
Loans, Net	$2,700,789	$2,712,236

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended June 30, 2019 and 2018:

June 30, 2019	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,317	$5,741	$5,453	$214	$483	$429	$606	$16,243
Provision for Loan Losses	(303)	104	272	54	124	(47)	46	250
Recoveries	34	14	—	—	93	3	—	144
Loans Charged-off	(56)	(18)	—	(10)	(278)	(36)	—	(398)
Ending Balance	$2,992	$5,841	$5,725	$258	$422	$349	$652	$16,239

June 30, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,603	$4,622	$4,825	$272	$316	$327	$495	$14,460
Provision for Loan Losses	(44)	335	753	86	107	19	(36)	1,220
Recoveries	4	5	—	8	68	29	—	114
Loans Charged-off	—	(4)	—	—	(144)	(9)	—	(157)
Ending Balance	$3,563	$4,958	$5,578	$366	$347	$366	$459	$15,637

The following tables present the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2019 and 2018:

June 30, 2019	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$2,953	$5,291	$5,776	$229	$420	$472	$682	$15,823
Provision for Loan Losses	44	669	(51)	39	333	(79)	(30)	925
Recoveries	51	19	—	—	214	6	—	290
Loans Charged-off	(56)	(138)	—	(10)	(545)	(50)	—	(799)
Ending Balance	$2,992	$5,841	$5,725	$258	$422	$349	$652	$16,239

June 30, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694
Provision for Loan Losses	323	360	684	42	204	1	(44)	1,570
Recoveries	5	11	—	10	157	31	—	214
Loans Charged-off	(1,500)	(4)	—	(16)	(312)	(9)	—	(1,841)
Ending Balance	$3,563	$4,958	$5,578	$366	$347	$366	$459	$15,637

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
June 30, 2019
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2019 and December 31, 2018:

June 30, 2019	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,550	$139	$1,411	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	14,327	2,853	4,073	5,725	258	422	344	652
Acquired with Deteriorated Credit Quality	362	—	357	—	—	—	5	—
Total Ending Allowance Balance	$16,239	$2,992	$5,841	$5,725	$258	$422	$349	$652

Loans:
Loans Individually Evaluated for Impairment	$6,047	$2,115	$3,932	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,716,376	552,938	1,207,345	367,030	203,982	77,824	307,257	n/m(2)
Loans Acquired with Deteriorated Credit Quality	10,029	882	5,629	1,882	368	—	1,268	n/m(2)
Total Ending Loans Balance(1)	$2,732,452	$555,935	$1,216,906	$368,912	$204,350	$77,824	$308,525	n/m(2)

(1)Total recorded investment in loans includes $11,778 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2018	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,823	$143	$1,680	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,992	2,810	3,608	5,776	229	420	467	682
Acquired with Deteriorated Credit Quality	8	—	3	—	—	—	5	—
Total Ending Allowance Balance	$15,823	$2,953	$5,291	$5,776	$229	$420	$472	$682

Loans:
Loans Individually Evaluated for Impairment	$9,619	$3,536	$6,083	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,722,867	540,768	1,198,806	368,817	208,644	77,761	328,071	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,556	1,038	6,993	1,877	365	—	1,283	n/m(2)
Total Ending Loans Balance(1)	$2,744,042	$545,342	$1,211,882	$370,694	$209,009	$77,761	$329,354	n/m(2)

(1)Total recorded investment in loans includes $12,301 in accrued interest.
(2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2019 and December 31, 2018:

June 30, 2019	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,346	$142	$—
Commercial Real Estate Loans	4,003	2,615	—
Agricultural Loans	1,742	1,475	—
Subtotal	8,091	4,232	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,974	1,974	139
Commercial Real Estate Loans	4,314	3,981	1,768
Agricultural Loans	—	—	—
Subtotal	6,288	5,955	1,907
Total	$14,379	$10,187	$1,907

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$6,884	$3,320	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,142	$820	$357

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the three month period ended June 30, 2019 and 2018:

June 30, 2019	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$164	$2	$—
Commercial Real Estate Loans	2,981	11	—
Agricultural Loans	1,412	—	—
Subtotal	4,557	13	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,128	—	—
Commercial Real Estate Loans	3,957	—	—
Agricultural Loans	—	—	—
Subtotal	6,085	—	—
Total	$10,642	$13	$—

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$3,386	$8	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$744	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the six month period ended June 30, 2019 and 2018:

June 30, 2019	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$301	$4	$—
Commercial Real Estate Loans	3,291	28	—
Agricultural Loans	1,409	—	—
Subtotal	5,001	32	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,207	—	—
Commercial Real Estate Loans	4,324	—	—
Agricultural Loans	—	—	—
Subtotal	6,531	—	—
Total	$11,532	$32	$—

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$4,414	$15	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$3,861	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of June 30, 2019 and December 31, 2018:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Commercial and Industrial Loans and Leases	$1,997	$2,430	$455	$—
Commercial Real Estate Loans	5,748	6,833	114	368
Agricultural Loans	1,475	1,449	435	274
Home Equity Loans	90	88	—	—
Consumer Loans	113	162	—	—
Residential Mortgage Loans	1,506	1,617	—	—
Total	$10,929	$12,579	$1,004	$642
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$4,452	$4,162	$78	$141
Loans Acquired in Current Year (Included in the Total Above)	$—	$4,603	$—	$96

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2019 and December 31, 2018:

June 30, 2019	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$555,935	$298	$47	$455	$800	$555,135
Commercial Real Estate Loans	1,216,906	1,562	467	1,467	3,496	1,213,410
Agricultural Loans	368,912	1,857	180	435	2,472	366,440
Home Equity Loans	204,350	609	213	89	911	203,439
Consumer Loans	77,824	690	46	83	819	77,005
Residential Mortgage Loans	308,525	4,675	1,165	1,181	7,021	301,504
Total(1)	$2,732,452	$9,691	$2,118	$3,710	$15,519	$2,716,933
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$10,029	$860	$26	$974	$1,860	$8,169

(1)Total recorded investment in loans includes $11,778 in accrued interest.

December 31, 2018	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$545,342	$5,414	$183	$72	$5,669	$539,673
Commercial Real Estate Loans	1,211,882	768	705	3,032	4,505	1,207,377
Agricultural Loans	370,694	563	805	274	1,642	369,052
Home Equity Loans	209,009	471	125	60	656	208,353
Consumer Loans	77,761	971	94	149	1,214	76,547
Residential Mortgage Loans	329,354	4,771	1,520	1,387	7,678	321,676
Total(1)	$2,744,042	$12,958	$3,432	$4,974	$21,364	$2,722,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,556	$448	$885	$1,259	$2,592	$8,964
Loans Acquired in Current Year (Included in the Total Above)	$481,901	$2,571	$1,620	$2,191	$6,382	$475,519

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

During the three and six months ended June 30, 2019 and 2018, there were no loans modified as a troubled debt restructuring.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of June 30, 2019 and December 31, 2018:

June 30, 2019	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$118	$118	$—
Commercial Real Estate Loans	—	—	—
Total	$118	$118	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2018	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$121	$121	$—
Commercial Real Estate Loans	—	—	—
Total	$121	$121	$—

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of June 30, 2019 and December 31, 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three and six months ended June 30, 2019 and 2018, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2019 and 2018.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$536,263	$5,745	$13,927	$—	$555,935
Commercial Real Estate Loans	1,182,369	22,329	12,208	—	1,216,906
Agricultural Loans	309,423	47,012	12,477	—	368,912
Total	$2,028,055	$75,086	$38,612	$—	$2,141,753
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$230	$1,435	$6,728	$—	$8,393

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of June 30, 2019 and December 31, 2018:

June 30, 2019	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$204,260	$77,711	$307,019
Nonperforming	90	113	1,506
Total	$204,350	$77,824	$308,525

December 31, 2018	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$208,921	$77,599	$327,737
Nonperforming	88	162	1,617
Total	$209,009	$77,761	$329,354

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	June 30, 2019	December 31, 2018

Commercial and Industrial Loans	$882	$1,038
Commercial Real Estate Loans	5,629	6,993
Agricultural Loans	1,882	1,877
Home Equity Loans	368	365
Residential Mortgage Loans	1,268	1,283
Total	$10,029	$11,556

Carrying Amount, Net of Allowance	$9,626	$11,548

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2019	2018

Balance at April 1	$3,203	$2,739
New Loans Purchased	—	—
Accretion of Income	(202)	(140)
Reclassifications from Non-accretable Difference	131	65
Charge-off of Accretable Yield	—	(97)
Balance at June 30	$3,132	$2,567

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $147 during the three months ended June 30, 2019. The company did not increase the allowance for loan losses during the three months ended June 30, 2018. The Company reversed no allowances for loan losses during the three months ended June 30, 2019. The Company reversed allowances for loan losses of $3 during the three months ended June 30, 2018.

	2019	2018

Balance at January 1	$3,138	$2,734
New Loans Purchased	—	—
Accretion of Income	(524)	(221)
Reclassifications from Non-accretable Difference	518	151
Charge-off of Accretable Yield	—	(97)
Balance at June 30	$3,132	$2,567

For those purchased loans disclosed above, the Company increased the allowances for loan losses by $424 and $30 during the six months ended June 30, 2019 and 2018. The Company reversed no allowances for loan losses for the six months ended June 30, 2019. The Company reversed allowances for loan losses of $3 for the six months ended June 30, 2018.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $10 as of June 30, 2019 and $58 as of December 31, 2018.

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $36,318 and $45,274 as of June 30, 2019 and December 31, 2018, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 66 banking offices at June 30, 2019. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2019
Net Interest Income	$34,182	$4	$4	$(549)	$33,641
Net Gains on Sales of Loans	1,030	—	—	—	1,030
Net Gains on Securities	516	—	—	—	516
Trust and Investment Product Fees	1	1,912	—	—	1,913
Insurance Revenues	4	4	1,921	—	1,929
Noncash Items:
Provision for Loan Losses	250	—	—	—	250
Depreciation and Amortization	1,976	2	21	64	2,063
Income Tax Expense (Benefit)	3,437	128	50	(604)	3,011
Segment Profit (Loss)	15,068	372	147	(316)	15,271
Segment Assets at June 30, 2019	3,944,736	3,324	8,784	13,895	3,970,739

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2018
Net Interest Income	$27,672	$(1)	$3	$(205)	$27,469
Net Gains on Sales of Loans	905	—	—	—	905
Net Gains on Securities	74	—	—	—	74
Trust and Investment Product Fees	—	1,677	—	—	1,677
Insurance Revenues	5	2	1,689	—	1,696
Noncash Items:
Provision for Loan Losses	1,220	—	—	—	1,220
Depreciation and Amortization	1,316	1	21	64	1,402
Income Tax Expense (Benefit)	2,487	96	13	(270)	2,326
Segment Profit (Loss)	11,478	269	30	(680)	11,097
Segment Assets at December 31, 2018	3,926,242	2,658	11,368	(11,178)	3,929,090

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2019
Net Interest Income	$68,317	$6	$9	$(1,100)	$67,232
Net Gains on Sales of Loans	2,011	—	—	—	2,011
Net Gains on Securities	671	—	—	—	671
Trust and Investment Product Fees	2	3,478	—	—	3,480
Insurance Revenues	7	25	5,102	—	5,134
Noncash Items:
Provision for Loan Losses	925	—	—	—	925
Depreciation and Amortization	3,903	3	39	128	4,073
Income Tax Expense (Benefit)	6,092	204	407	(944)	5,759
Segment Profit (Loss)	29,567	587	1,237	(1,053)	30,338
Segment Assets at June 30, 2019	3,944,736	3,324	8,784	13,895	3,970,739

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2018
Net Interest Income	$53,462	$2	$5	$(390)	$53,079
Net Gains on Sales of Loans	1,555	—	—	—	1,555
Net Gains on Securities	344	—	—	—	344
Trust and Investment Product Fees	2	3,448	—	—	3,450
Insurance Revenues	6	4	4,616	—	4,626
Noncash Items:
Provision for Loan Losses	1,570	—	—	—	1,570
Depreciation and Amortization	2,431	2	40	128	2,601
Income Tax Expense (Benefit)	4,731	232	334	(487)	4,810
Segment Profit (Loss)	22,240	654	969	(953)	22,910
Segment Assets at December 31, 2018	3,926,242	2,658	11,368	(11,178)	3,929,090
NOTE 9 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of June 30, 2019, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the three or six months ended June 30, 2019 and 2018.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 10 – Equity Plans and Equity Based Compensation

The Company maintains two equity incentive plans under which stock options, restricted stock, and other equity incentive awards can be granted. Those plans include (i) the Company’s 2009 Long-Term Equity Incentive Plan, under which no new grants may be made (the “2009 LTI Plan”), and (ii) the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”). The 2019 LTI Plan became effective on May 16, 2019, following approval of the Company’s shareholders. It will remain in effect until May 16, 2029, or until all shares of common stock subject to the 2019 LTI Plan are distributed, all awards have expired or terminated, or the plan is terminated pursuant to its terms, whichever occurs first. At June 30, 2019, the Company has reserved 1,000,000 shares of common stock (the amount authorized under the 2019 LTI Plan) for the purpose of issuance pursuant to future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and six months ended June 30, 2019 and 2018, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2019 and 2018 because all previously granted options were fully vested prior to 2007.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted under the 2009 LTI Plan in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded will vest in three equal installments of 33.3% with the first annual vesting on December 5th of the year of the grant and on December 5th of the next two succeeding years.  Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 5th of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. The Company granted no awards of restricted stock during the three months ended June 30, 2019. During the three months ended June 30, 2018, the Company granted awards of 450 shares of restricted stock. During the six months ended June 30, 2019 and 2018, the Company granted awards of 24,780 and 35,310 shares of restricted stock, respectively. Total unvested restricted stock awards at June 30, 2019 and December 31, 2018 were 69,462 and 44,682, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2019	2018

Restricted Stock Expense	$311	$383
Cash Entitlement Expense	152	172
Tax Effect	(120)	(145)
Net of Tax	$343	$410

	Six Months Ended June 30,
	2019	2018

Restricted Stock Expense	$622	$661
Cash Entitlement Expense	302	342
Tax Effect	(240)	(262)
Net of Tax	$684	$741

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,463 and $2,822 as of June 30, 2019 and 2018, respectively.

The Company maintains the 2009 Employee Stock Purchase Plan whereby eligible employees have the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this plan has been set at 95% of the fair market

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)

value of the Company’s common stock as of the last day of the plan year. The plan provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares. At June 30, 2019, there were 539,293 shares available for future issuance under this plan. Funding for the purchase of common stock is from employee and Company contributions.

The Company’s shareholders approved the Company’s new 2019 Employee Stock Purchase Plan (the “2019 ESPP”) on May 16, 2019. The 2019 ESPP replaces the 2009 Employee Stock Purchase Plan, which expires by its own terms on August 16, 2019. The 2019 ESPP, which becomes effective as of October 1, 2019, provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company’s common stock by participating employees. The purchase price of the shares is expected to be set at 95% of the fair market value of the Company’s common stock on the last trading day of the offering period. A total of 750,000 common shares will be reserved for issuance under the 2019 ESPP upon its effective date. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased.

There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2019 and 2018. There was no unrecognized compensation expense as of June 30, 2019 and 2018 for the Employee Stock Purchase Plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2019, the Company held $4.5 million in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$298,778	$4,506	$303,284
MBS/CMO - Residential	—	537,408	—	537,408
Total Securities	$—	$836,186	$4,506	$840,692

Loans Held-for-Sale	$—	$14,184	$—	$14,184

Derivative Assets	$—	$2,381	$—	$2,381

Derivative Liabilities	$—	$2,607	$—	$2,607

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

There were no transfers between Level 1 and Level 2 for the periods ended June 30, 2019 and December 31, 2018.

At June 30, 2019, the aggregate fair value of the Loans Held-for-Sale was $14,184. Aggregate contractual principal balance was $13,925 with a difference of $259.  At December 31, 2018, the aggregate fair value of the Loans Held-for-Sale was $4,263. Aggregate contractual principal balance was $4,231 with a difference of $32. No loans were 90 days past due or on non-accrual.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018:

	Obligations of State and Political Subdivisions
	2019	2018

Balance of Recurring Level 3 Assets at April 1	$4,512	$5,171
Total Gains or Losses Included in Other Comprehensive Income	(6)	(4)
Maturities / Calls	—	—
Purchases	—	—
Balance of Recurring Level 3 Assets at June 30	$4,506	$5,167

	Obligations of State and Political Subdivisions
	2019	2018

Balance of Recurring Level 3 Assets at January 1	$4,991	$5,649
Total Gains or Losses Included in Other Comprehensive Income	(15)	(22)
Maturities / Calls	(470)	(460)
Purchases	—	—
Balance of Recurring Level 3 Assets at June 30	$4,506	$5,167

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$1,835	$1,835
Commercial Real Estate Loans	—	—	1,750	1,750

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,210	$2,210
Commercial Real Estate Loans	—	—	2,528	2,528

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,134 with a valuation allowance of $1,549 at June 30, 2019, resulting in an increase to the provision for loan losses of $123 for the three months ended June 30, 2019 and a decrease to the provision for loan losses of $273 for the six months ended June 30, 2019. Impaired loans resulted in an increase to the provision for loan losses of $191 for the three months ended June 30, 2018 and a decrease to the provision for loan losses of $856 for the six months ended June 30, 2018. At December 31, 2018, collateral dependent impaired loans had a carrying amount of $6,561 with a valuation allowance of $1,823, resulting in a decrease to the provision for loan losses of $411 for the year ended December 31, 2018.

There was no Other Real Estate carried at fair value less costs to sell at June 30, 2019. No charge to earnings was included in the three or six months ended June 30, 2019 and 2018. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2018. No charge to earnings was included in the year ended December 31, 2018.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018:

June 30, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$1,835	Sales comparison approach	Adjustment for physical condition of comparable properties sold	60%-100% (61%)
Impaired Loans - Commercial Real Estate Loans	$1,750	Sales comparison approach	Adjustment for physical condition of comparable properties sold	47%-76% (60%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2019 and December 31, 2018. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the tables below for June 30, 2019 and December 31, 2018, present the fair values measured using an exit price notion.

		Fair Value Measurements at June 30, 2019 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$90,007	$48,634	$41,373	$—	$90,007
Interest Bearing Time Deposits with Banks	250	—	250	—	250
Loans, Net	2,697,204	—	—	2,684,900	2,684,900
Accrued Interest Receivable	16,210	—	4,389	11,821	16,210
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,531,061)	(2,531,061)	—	—	(2,531,061)
Time Deposits	(597,771)	—	(597,447)	—	(597,447)
Short-term Borrowings	(142,318)	(106,000)	(36,318)	—	(142,318)
Long-term Debt	(163,622)	—	(152,022)	(8,751)	(160,773)
Accrued Interest Payable	(2,060)	—	(2,040)	(20)	(2,060)

		Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$96,550	$64,549	$32,001	$—	$96,550
Interest Bearing Time Deposits with Banks	250	—	250	—	250
Loans, Net	2,707,498	—	—	2,689,393	2,689,393
Accrued Interest Receivable	16,634	—	4,143	12,491	16,634
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,484,149)	(2,848,149)	—	—	(2,848,149)
Time Deposits	(588,483)	—	(586,338)	—	(586,338)
Short-term Borrowings	(249,774)	(204,500)	(45,274)	—	(249,774)
Long-term Debt	(126,635)	—	(117,513)	(11,315)	(128,828)
Accrued Interest Payable	(1,740)	—	(1,718)	(22)	(1,740)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2019 and 2018, net of tax:

June 30, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2019	$2,655	$(339)	$2,316
Other Comprehensive Income (Loss) Before Reclassification	9,299	—	9,299
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(408)	—	(408)
Net Current Period Other Comprehensive Income (Loss)	8,891	—	8,891
Ending Balance at June 30, 2019	$11,546	$(339)	$11,207

June 30, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2019	$(6,759)	$(339)	$(7,098)
Other Comprehensive Income (Loss) Before Reclassification	18,835	—	18,835
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(530)	—	(530)
Net Current Period Other Comprehensive Income (Loss)	18,305	—	18,305
Ending Balance at June 30, 2019	$11,546	$(339)	$11,207

June 30, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2018	$(11,553)	$(285)	$(11,838)
Other Comprehensive Income (Loss) Before Reclassification	(1,443)	—	(1,443)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(58)	—	(58)
Net Current Period Other Comprehensive Income (Loss)	(1,501)	—	(1,501)
Ending Balance at June 30, 2018	$(13,054)	$(285)	$(13,339)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$516	Net Gains on Securities
	(108)	Income Tax Expense
	408	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2019	$408

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$671	Net Gains on Securities
	(141)	Income Tax Expense
	530	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2019	$530

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

After having implemented the new software necessary for the CECL model, the Company plans to run parallel processing of its existing allowance for loan loss model with the CECL model in the third quarter of 2019. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot estimate the amount at this time.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$104
Interest on Lease Liabilities	95	191
Operating Lease Cost	360	720
Short-term Lease Cost	15	30
Total Lease Cost	$522	$1,045

The weighted average lease term and discount rates were as follows:

June 30, 2019

Weighted Average Remaining Lease Term:
Finance Leases	13 years
Operating Leases	9 years

Weighted Average Discount Rate:
Finance Leases	11.49%
Operating Leases	3.44%

Supplemental balance sheet information related to leases was as follows:

June 30, 2019

Finance Leases
Premises, Furniture and Equipment, Net	$2,593
Other Borrowings	3,453

Operating Leases
Operating Lease Right-of-Use Assets	$8,464
Operating Lease Liabilities	8,498

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019

Cash Paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$191
Operating Cash Flows from Operating Leases	687
Financing Cash Flows from Finance Leases	53

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	June 30, 2019
	Finance Leases	Operating Leases

Year 1	$519	$1,362
Year 2	519	1,240
Year 3	519	1,134
Year 4	519	1,112
Year 5	519	1,069
Thereafter	3,732	4,099
Total Lease Payments	6,327	10,016
Less Imputed Interest	(2,874)	(1,518)
Total	$3,453	$8,498

NOTE 15 - Subsequent Event

On July 1, 2019, the Company completed the acquisition of Citizens First Corporation (“Citizens First”) through the merger of Citizens First with and into the Company. Immediately following completion of the Citizens First holding company merger, Citizens First's subsidiary bank, Citizen First Bank, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. Under the terms of the definitive merger agreement, the Company issued approximately 1.7 million shares of its common stock which resulted in approximately $50.1 million in total stock consideration and paid approximately $15.5 million in cash, in exchange for all of the issued and outstanding shares of common stock of Citizens First.

Citizens First is a bank holding company headquartered in Bowling Green, Kentucky. It operates, through Citizens First Bank, Inc., branch offices in Barren, Hart, Simpson and Warren Counties in Kentucky. At March 31, 2019, Citizens First reported total assets of approximately $472.1 million, total loans of approximately $377.9 million, and total deposits of approximately $381.8 million.

The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the September 30, 2019 financial statements as such; however, at the time of these financial statements, the appraisals and valuations are incomplete. The Company expects to record goodwill and a core deposit intangible in regards to this transaction based on earlier estimates, but the amount is not known as the initial fair value accounting is incomplete. The goodwill will not be deductible for tax purposes.

This acquisition is consistent with the Company's strategy to build a regional presence in central and western Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a NASDAQ-traded (symbol: GABC) bank holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 75 banking offices in 20 contiguous southern Indiana counties, six Kentucky counties and one county in Tennessee. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2019 and December 31, 2018 and the consolidated results of operations for the three months and six months ended June 30, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Net income for the quarter ended June 30, 2019 totaled $15,271,000, or $0.61 per share, an increase of 27% on a per share basis compared with the second quarter 2018 net income of $11,097,000, or $0.48 per share. Net income for the six months ended June 30, 2019 totaled $30,338,000, or $1.21 per share, an increase of 21% on a per share basis compared with the first half of 2018 net income of $22,910,000, or $1.00 per share.

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

On July 1, 2019, the Company completed the acquisition of Citizens First Corporation (“Citizens First”) through the merger of Citizens First with and into the Company. Immediately following completion of the Citizens First holding company merger, Citizens First's subsidiary bank, Citizen First Bank, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. Citizens First, headquartered in Bowling Green, Kentucky operated eight retail banking offices through Citizens

First Bank, Inc. in Barren, Hart, Simpson and Warren Counties in Kentucky. At March 31, 2019, Citizens First reported total assets of approximately $472.1 million, total loans of approximately $377.9 million, and total deposits of approximately $381.8 million. The Company issued approximately 1.7 million shares of its common stock, and paid approximately $15.5 million in cash, in exchange for all of the issued and outstanding shares of common stock of Citizens First.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost, less impairment with observable price changes being recognized in earnings. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of June 30, 2019, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $17,876,000 and gross unrealized losses totaled approximately $3,151,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2019 totaled $15,271,000, or $0.61 per share, an increase of 27% on a per share basis compared with the second quarter 2018 net income of $11,097,000, or $0.48 per share. The second quarter of 2019 results of operations included acquisition-related expenses of approximately $428,000 ($369,000 or $0.01 per share, on an after tax basis), while the second quarter of 2018 included approximately $904,000 ($727,000 or $0.03 per share, on an after tax basis).

Net income for the six months ended June 30, 2019 totaled $30,338,000, or $1.21 per share, an increase of 21% on a per share basis compared with the first half of 2018 net income of $22,910,000, or $1.00 per share. The first half of 2019 results of operations included acquisition-related expenses of approximately $971,000 ($801,000 or $0.03 per share, on an after tax basis), while the first half of 2018 included approximately $1,090,000 ($867,000 or $0.04 per share, on an after tax basis).

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2019 and 2018. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$21,257	$85	1.62%	$12,939	$54	1.68%
Securities:
Taxable	547,775	3,555	2.60%	475,107	2,962	2.49%
Non-taxable	294,507	2,974	4.04%	276,260	2,796	4.05%
Total Loans and Leases(2)	2,721,630	35,135	5.18%	2,229,972	26,394	4.75%
TOTAL INTEREST EARNING ASSETS	3,585,169	41,749	4.67%	2,994,278	32,206	4.31%
Other Assets	339,969			246,589
Less: Allowance for Loan Losses	(16,469)			(14,776)
TOTAL ASSETS	$3,908,669			$3,226,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,797,228	$2,945	0.66%	$1,560,838	$1,597	0.41%
Time Deposits	631,174	2,814	1.79%	417,585	1,251	1.20%
FHLB Advances and Other Borrowings	246,229	1,636	2.67%	238,775	1,216	2.04%
TOTAL INTEREST-BEARING LIABILITIES	2,674,631	7,395	1.11%	2,217,198	4,064	0.74%
Demand Deposit Accounts	715,681			625,158
Other Liabilities	33,466			18,538
TOTAL LIABILITIES	3,423,778			2,860,894
Shareholders’ Equity	484,891			365,197
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,908,669			$3,226,091

COST OF FUNDS			0.83%			0.54%
NET INTEREST INCOME		$34,354			$28,142
NET INTEREST MARGIN			3.84%			3.77%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $6,172,000, or 22%, for the quarter ended June 30, 2019 compared with the same quarter of 2018.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.84% for the second quarter of 2019 compared to 3.77% during the second quarter of 2018. The tax equivalent yield on earning assets was 4.67% during the quarter ended June 30, 2019 compared to 4.31% in the same period of 2018, while the cost of funds (expressed as a percentage of average earning assets) was 0.83% during the quarter ended June 30, 2019 compared to 0.54% in the same period of 2018.

The increased level of net interest income during the second quarter of 2019 compared with the second quarter of 2018 was driven primarily by a higher level of average earning assets and an improved net interest margin. The increased level of average earning assets in the second quarter of 2019 was driven in large part by balance sheet growth through the acquisition activity during 2018 and to a lesser degree from organic loan growth from the Company's existing branch footprint.

The improvement in the net interest margin during the second quarter of 2019 when compared with the second quarter of 2018 was positively impacted by an improvement in loan yields driven by higher short-term market interest rates and an increase in the amount of accretion on loan discounts on acquired loans, while an increase in the cost of funds negatively impacted the net interest margin. Accretion of loan discounts on acquired loans contributed approximately 12 basis points to the net interest margin on an annualized basis in the second quarter of 2019 compared with 7 basis points in the second quarter of 2018. The Company's cost of funds increased approximately 29 basis points in the second quarter of 2019 compared with the second quarter of 2018. The higher cost of funds was largely attributable to an increase in short-term market interest rates.

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2019 and 2018. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$22,888	$226	1.99%	$10,760	$110	2.06%
Securities:
Taxable	541,957	7,154	2.64%	478,037	5,960	2.49%
Non-taxable	292,043	5,924	4.06%	274,435	5,507	4.01%
Total Loans and Leases(2)	2,720,227	70,342	5.21%	2,185,087	50,425	4.65%
TOTAL INTEREST EARNING ASSETS	3,577,115	83,646	4.71%	2,948,319	62,002	4.23%
Other Assets	336,905			240,825
Less: Allowance for Loan Losses	(16,263)			(15,323)
TOTAL ASSETS	$3,897,757			$3,173,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,764,356	$5,640	0.64%	$1,525,298	$2,872	0.38%
Time Deposits	638,907	5,535	1.75%	408,044	2,259	1.12%
FHLB Advances and Other Borrowings	288,113	3,818	2.67%	250,713	2,468	1.98%
TOTAL INTEREST-BEARING LIABILITIES	2,691,376	14,993	1.12%	2,184,055	7,599	0.70%
Demand Deposit Accounts	703,462			605,405
Other Liabilities	28,300			19,969
TOTAL LIABILITIES	3,423,138			2,809,429
Shareholders’ Equity	474,619			364,392
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$3,897,757			$3,173,821

COST OF FUNDS			0.85%			0.52%
NET INTEREST INCOME		$68,653			$54,403
NET INTEREST MARGIN			3.86%			3.71%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $14,153,000, or 27%, for the six months ended June 30, 2019 compared with the same period of 2018. The tax equivalent net interest margin was 3.86% for the first half of 2019 compared to 3.71% during the first half of 2018. The tax equivalent yield on earning assets was 4.71% during the six months ended June 30, 2019 compared to 4.23% in the same period of 2018, while the cost of funds was 0.85% during the first half of 2019 compared to 0.52% in the same period of 2018.

The increased level of net interest income during the first half of 2019 compared with the first half of 2018 was driven primarily by a higher level of average earning assets and an improved net interest margin. The increased level of average earning assets in 2019 was driven in large part by balance sheet growth through the acquisition activity during 2018 and to a lesser degree from organic loan growth from the Company's existing branch footprint.

The improvement in the net interest margin during first half of 2019 when compared with the first half of 2018 was positively impacted by an improvement in loan yields driven by higher short-term market interest rates and an increase in the amount of accretion on loan discounts on acquired loans, while an increase in the cost of funds negatively impacted the net interest margin. Accretion of loan discounts on acquired loans contributed approximately 14 basis points to the net interest margin on an annualized basis in the first half of 2019 compared with 5 basis points in the first half of 2018. The Company's cost of funds increased approximately 33 basis points in the six months ended June 30, 2019 compared with the same period of 2018. The higher cost of funds was largely attributable to an increase in short-term market interest rates.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2019, the provision for loan losses totaled $250,000 compared with a $1,220,000 provision for loan losses during the second quarter of 2018. The provision for loan losses represented approximately 4 basis points and 22 basis points of average loans on an annualized basis in the second quarter of 2019 and 2018, respectively.

The provision for loan losses totaled $925,000 for the six months ended June 30, 2019 compared to the provision of $1,570,000 during the six months ended June 30, 2018. During the first half of 2019, the provision for loan loss represented approximately 7 basis points of average loans on an annualized basis compared with 14 basis points of average loans on an annualized basis during the first half of 2018. The level of provision during all periods presented was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss.

Net charge-offs totaled $254,000 or 4 basis points on an annualized basis of average loans outstanding during the three months ended June 30, 2019, compared with $43,000 or 1 basis point on an annualized basis of average loans outstanding during the same period of 2018. The Company realized net charge-offs of $509,000 or 4 basis points on an annualized basis of average loans outstanding during the six months ended June 30, 2019, compared with net charge-offs of $1,627,000 or 15 basis points on an annualized basis of average loans outstanding during the same period of 2018. The increase in net charge-offs during the first half of 2018 was primarily attributable to a partial charge-off on a single commercial lending relationship in the first quarter of 2018.

The provision for loan losses made during each of the three and six month periods ended June 30, 2019 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended June 30, 2019, non-interest income totaled $10,509,000, an increase of $1,627,000, or 18%, compared with the second quarter of 2018.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Trust and Investment Product Fees	$1,913	$1,677	$236	14%
Service Charges on Deposit Accounts	2,024	1,643	381	23
Insurance Revenues	1,929	1,696	233	14
Company Owned Life Insurance	304	260	44	17
Interchange Fee Income	2,332	1,714	618	36
Other Operating Income	461	913	(452)	(50)
Subtotal	8,963	7,903	1,060	13
Net Gains on Sales of Loans	1,030	905	125	14
Net Gains on Securities	516	74	442	597
Total Non-interest Income	$10,509	$8,882	$1,627	18

Trust and investment product fees increased $236,000, or 14%, during the second quarter of 2019 compared with the second quarter of 2018. The increase was largely attributable to increased assets under management in the Company's wealth management segment.

Service charges on deposit accounts increased $381,000, or 23%, during the second quarter of 2019 compared with the second quarter of 2018. The increase during the second quarter of 2019 compared with the second quarter of 2018 was largely attributable to the acquisitions completed during 2018.

Insurance revenues increased $233,000, or 14%, during the quarter ended June 30, 2019, compared with the second quarter of 2018. The increase in 2019 compared with 2018 was largely attributable to improved levels of commercial lines insurance revenue.

Interchange fees increased $618,000, or 36%, during the second quarter of 2019 compared with the second quarter of 2018. The increase during the second quarter of 2019 compared with the second quarter of 2018 was largely attributable to increased card utilization by customers and the acquisitions completed during 2018.

Other operating income declined $452,000, or 50%, during the quarter ended June 30, 2019 compared with the second quarter of 2018. The decline was largely attributable to decreased merchant services revenue and fair value adjustments on loan level interest rate swap positions.

During the second quarter of 2019, the Company realized a net gain on the sale of securities of $516,000 compared with gains of $74,000 on sales of securities during the second quarter of 2018.

During the six months ended June 30, 2019, non-interest income totaled $22,167,000, an increase of $3,793,000, or 21%, compared with the first half of 2018.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Trust and Investment Product Fees	$3,480	$3,450	$30	1%
Service Charges on Deposit Accounts	3,924	3,114	810	26
Insurance Revenues	5,134	4,626	508	11
Company Owned Life Insurance	1,188	572	616	108
Interchange Fee Income	4,427	3,196	1,231	39
Other Operating Income	1,332	1,517	(185)	(12)
Subtotal	19,485	16,475	3,010	18
Net Gains on Sales of Loans	2,011	1,555	456	29
Net Gains on Securities	671	344	327	95
Total Non-interest Income	$22,167	$18,374	$3,793	21

Service charges on deposit accounts increased $810,000, or 26%, during the first half of 2019 compared with the first half of 2018. The increase during 2019 compared with 2018 was largely attributable to the acquisitions completed during 2018.

Insurance revenues increased $508,000, or 11%, during the first half of 2019, compared with the first half of 2018 primarily due to increased commercial lines insurance revenue and increased contingency revenue. Contingency revenue during the first half of 2019 totaled $1,375,000 compared with $1,218,000 during the first half of 2018. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Company owned life insurance revenue increased $616,000, or 108%, during the six months ended June 30, 2019, compared with the first half of 2018. The increase was largely related to death benefits of $554,000 received from life insurance policies during the first quarter of 2019.

Interchange fees increased $1,231,000, or 39%, during the first half of 2019 compared with the first half of 2018. The increase during the first half of 2019 compared with the first half of 2018 was largely attributable to increased card utilization by customers and the acquisitions completed during 2018.

Net gains on sales of loans increased $456,000, or 29%, during the first half of 2019 compared with the first half of 2018. The increase in the net gain on sales of loans during the first half of 2019 compared with 2018 was largely attributable to the higher volume of loans sold. Loan sales totaled $68.4 million during the first half of 2019 and $62.0 million during the first half of 2018.

During the first half of 2019, the Company realized a net gain on the sale of securities of $671,000 compared with $344,000 of gains on sales of securities during the first half of 2018.

Non-interest Expense:

During the quarter ended June 30, 2019, non-interest expense totaled $25,618,000, an increase of $3,910,000, or 18%, compared with the second quarter of 2018. The increase in the second quarter of 2019 was largely impacted by the inclusion of operating expenses related to the branch acquisition completed during the second quarter of 2018 as well as operating expenses related to the bank acquisition completed during the fourth quarter of 2018. The second quarter of 2019 included acquisition-related expenses of $428,000 while the second quarter of 2018 included acquisition-related expenses of approximately $904,000.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Salaries and Employee Benefits	$14,117	$12,019	$2,098	17%
Occupancy, Furniture and Equipment Expense	3,212	2,527	685	27
FDIC Premiums	245	238	7	3
Data Processing Fees	1,803	1,398	405	29
Professional Fees	1,174	1,361	(187)	(14)
Advertising and Promotion	936	857	79	9
Intangible Amortization	802	306	496	162
Other Operating Expenses	3,329	3,002	327	11
Total Non-interest Expense	$25,618	$21,708	$3,910	18

Salaries and benefits increased $2,098,000, or 17%, during the quarter ended June 30, 2019 compared with the second quarter of 2018. The increase in salaries and benefits during the second quarter of 2019 compared with the second quarter of 2018 was primarily attributable to an increased number of full-time equivalent employees due in part to the acquisition transactions completed during 2018.

Occupancy, furniture and equipment expense increased $685,000, or 27%, during the second quarter of 2019 compared with the second quarter of 2018. The increase during the second quarter of 2019 compared with the second quarter of 2018 was primarily due to operating costs related to the acquisitions completed during 2018.

Data processing fees increased $405,000, or 29%, during the second quarter of 2019 compared with the second quarter of 2018. The increase in data processing fees during the second quarter of 2019 compared with the second quarter of 2018 was largely related to the on-going operating costs associated with the acquisitions completed during 2018.

Professional fees declined $187,000, or 14%, during the second quarter of 2019 compared with the second quarter of 2018. The decline in professional fees during the second quarter of 2019 compared with 2018 was largely related to acquisition related professional fees. Merger and acquisition related professional fees totaled approximately $205,000 during the second quarter of 2019 compared $583,000 during the second quarter of 2018.

Intangible amortization increased $496,000, or 162%, during the quarter ended June 30, 2019 compared with the second quarter of 2018. The increase in intangible amortization was attributable to the previously discussed acquisitions completed during 2018.

Other operating expenses increased $327,000, or 11%, during the second quarter of 2019 compared with the second quarter of 2018. The increase during the second quarter of 2019 compared with the second quarter of 2018 was largely attributable to the operating costs related to the acquisitions completed in 2018.

During the six months ended June 30, 2019, non-interest expense totaled $52,377,000, an increase of $10,214,000, or 24%, compared with the first half of 2018. The increase in the first half of 2019 was largely impacted by the inclusion of operating expenses related to the branch acquisition completed during the second quarter of 2018 as well as operating expenses related to the bank acquisition completed in the fourth quarter of 2018. The first half of 2019 included acquisition-related expenses of $971,000 while the first half of 2018 included acquisition-related expenses of approximately $1,090,000.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Salaries and Employee Benefits	$29,161	$24,145	$5,016	21%
Occupancy, Furniture and Equipment Expense	6,431	4,936	1,495	30
FDIC Premiums	533	475	58	12
Data Processing Fees	3,386	2,525	861	34
Professional Fees	2,501	2,232	269	12
Advertising and Promotion	1,806	1,558	248	16
Intangible Amortization	1,645	512	1,133	221
Other Operating Expenses	6,914	5,780	1,134	20
Total Non-interest Expense	$52,377	$42,163	$10,214	24

Salaries and benefits increased $5,016,000, or 21%, during the six months ended June 30, 2019 compared with the first half of 2018. The increase in salaries and benefits during the first half of 2019 compared with the first half of 2018 was primarily attributable to an increased number of full-time equivalent employees due in part to the acquisition transactions completed during 2018.

Occupancy, furniture and equipment expense increased $1,495,000, or 30%, during the first half of 2019 compared with the first half of 2018. The increase during the first half of 2019 compared with the first half of 2018 was primarily due to operating costs related to the acquisitions completed during 2018.

Data processing fees increased $861,000, or 34%, during the first half of 2019 compared with the first half of 2018. The increase in data processing fees during the first half of 2019 compared with the first half of 2018 was largely related to the on-going operating costs associated with the acquisitions completed during 2018.

Professional fees increased $269,000, or 12%, during the first half of 2019 compared with the first half of 2018. The increase in professional fees during the first half of 2019 compared with 2018 was largely related to increased legal and other professional fees. Merger and acquisition related professional fees totaled approximately $714,000 during the first half of 2019 compared to $760,000 during the first half of 2018.

Intangible amortization increased $1,133,000, or 221%, during the six months ended June 30, 2019 compared with the first half of 2018. The increase in intangible amortization was attributable to the previously discussed acquisitions completed during 2018.

Other operating expenses increased $1,134,000, or 20%, during the first half of 2019 compared with the first half of 2018. The increase during the first half of 2019 compared with the first half of 2018 was largely attributable to the operating costs related to the acquisitions completed in 2018.

Income Taxes:

The Company’s effective income tax rate was 16.5% and 17.3%, respectively, during the three months ended June 30, 2019 and 2018. The Company’s effective income tax rate was 16.0% and 17.4%, respectively, during the six months ended June 30, 2019 and 2018. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $3.971 billion at June 30, 2019, representing an increase of $41.6 million, or 2% on an annualized basis, compared with December 31, 2018.

At June 30, 2019 total loans declined $11.1 million, or 1% on an annualized basis, compared with December 31, 2018. The decline during the first half of 2019 was driven by a decline in retail loans of $25.4 million, or 8% on an annualized basis, and a modest decline in agricultural loans of $1.1 million, or 1% on an annualized basis, partially mitigated by an increase of $10.5 million, or 4% on an annualized basis, of commercial and industrial loans, and an increase of $4.9 million, or 1% on an annualized basis, of commercial real estate loans.

End of Period Loan Balances: (dollars in thousands)	June 30, 2019	December 31, 2018	Current Period Change
Commercial and Industrial Loans and Leases	$554,290	$543,761	$10,529
Commercial Real Estate Loans	1,213,579	1,208,646	4,933
Agricultural Loans	364,116	365,208	(1,092)
Home Equity and Consumer Loans	280,963	285,534	(4,571)
Residential Mortgage Loans	307,726	328,592	(20,866)
Total Loans	$2,720,674	$2,731,741	$(11,067)

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	June 30, 2019	December 31, 2018
Commercial and Industrial Loans and Leases	$2,992	$2,953
Commercial Real Estate Loans	5,841	5,291
Agricultural Loans	5,725	5,776
Home Equity and Consumer Loans	680	649
Residential Mortgage Loans	349	472
Unallocated	652	682

Total Allowance for Loan Loss	$16,239	$15,823

The Company’s allowance for loan losses totaled $16.2 million at June 30, 2019 compared to $15.8 million at December 31, 2018. The allowance for loan losses represented 0.60% of period-end loans at June 30, 2019 compared with 0.58% of period-end loans at December 31, 2018. From time to time, the Company has acquired loans through bank and branch acquisitions with the most recent being the First Security acquisition during the fourth quarter of 2018 and a five-branch acquisition in the second quarter of 2018. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a net discount on acquired loans of $17.1 million at June 30, 2019 and $19.5 million at December 31, 2018.

The following is an analysis of the Company’s non-performing assets at June 30, 2019 and December 31, 2018:

Non-performing Assets: (dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual Loans	$10,929	$12,579
Past Due Loans (90 days or more)	959	633
Total Non-performing Loans	11,888	13,212
Other Real Estate	635	286
Total Non-performing Assets	$12,523	$13,498

Restructured Loans	$118	$121

Non-performing Loans to Total Loans	0.44%	0.48%
Allowance for Loan Loss to Non-performing Loans	136.60%	119.76%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Commercial and Industrial Loans and Leases	$1,997	$2,430	$441	$—
Commercial Real Estate Loans	5,748	6,833	109	364
Agricultural Loans	1,475	1,449	409	269
Home Equity Loans	90	88	—	—
Consumer Loans	113	162	—	—
Residential Mortgage Loans	1,506	1,617	—	—
Total	$10,929	$12,579	$959	$633
Non-performing assets totaled $12.5 million at June 30, 2019 compared to $13.5 million at December 31, 2018. Non-performing assets represented 0.32% and 0.34% of total assets at June 30, 2019 and December 31, 2018, respectively. Non-performing loans totaled $11.9 million at June 30, 2019 compared to $13.2 million at December 31, 2018. Non-performing loans represented 0.44% of total loans at June 30, 2019 compared to 0.48% at December 31, 2018.

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

June 30, 2019 total deposits increased $56.2 million, or 4% on an annualized basis, compared with December 31, 2018.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2019	December 31, 2018	Current Period Change
Non-interest-bearing Demand Deposits	$725,367	$715,972	$9,395
Interest-bearing Demand, Savings, & Money Market Accounts	1,805,694	1,768,177	37,517
Time Deposits < $100,000	248,744	249,309	(565)
Time Deposits of $100,000 or more	349,027	339,174	9,853
Total Deposits	$3,128,832	$3,072,632	$56,200

Capital Resources:

As of June 30, 2019, shareholders’ equity increased by $40.8 million to $499.4 million compared with $458.6 million at year-end 2018. The increase in shareholders' equity was primarily attributable to an increase of $21.8 million in retained earnings and an increase of $18.3 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 12.6% of total assets at June 30, 2019 and 11.7% of total assets at December 31, 2018. Shareholders’ equity included $113.3 million of goodwill and other intangible assets at June 30, 2019 compared to $113.6 million of goodwill and other intangible assets at December 31, 2018.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

 As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer was phased in from 0.00% in 2015 to 2.50% in 2019. For June 30, 2019, the capital conservation buffer was 2.50% and for December 31, 2018, the capital conservation buffer was 1.875%. At June 30, 2019, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2019 Ratio	12/31/2018 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	14.33%	12.36%	8.00%	N/A
Bank	12.60%	12.37%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.52%	11.85%	6.00%	N/A
Bank	12.07%	11.86%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.15%	11.48%	4.50%	N/A
Bank	12.07%	11.86%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.23%	9.75%	4.00%	N/A
Bank	9.83%	9.78%	4.00%	5.00%

(1) Excludes capital conservation buffer.

Under the final rules provided for by Basel III, accumulated other comprehensive income ("AOCI") was to be included in a banking organization's Common Equity Tier 1 capital. The final rules allowed community banks to make a one-time election not to include the additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The Company elected, in its March 31, 2015 regulatory filings (Call Report and FR Y-9), to opt-out and continue the existing treatment of AOCI for regulatory capital purposes.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $6.5 million during the six months ended June 30, 2019 ending at $90.0 million.  During the six months ended June 30, 2019, operating activities resulted in net cash inflows of $12.9 million. Investing activities resulted in net cash inflows of $2.9 million during the six months ended June 30, 2019.  Financing activities resulted in net cash outflows for the six months ended June 30, 2019 of $22.3 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2019, the parent company had approximately $33.6 million of cash and cash equivalents available to meet its cash flow needs.

On June 25, 2019, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $40.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). The Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company used the proceeds from the offering to pay $15.0 million of the approximately $15.5 million of cash consideration upon closing of the Citizens First Corporation merger and the remaining balance to repay the Company’s $25.0 million term loan from U.S. Bank National Association dated October 11, 2018.

The Notes have a ten-year term, from and including the date of issuance to but excluding June 30, 2024, and will bear interest at a fixed annual rate of 4.50%, payable semi-annually in arrears. From and including June 30, 2024 to but excluding the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-month LIBOR (provided, however, that in the event three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero) plus 268 basis points, payable quarterly in arrears. The Notes are redeemable, in whole or in part, on June 30, 2024, on any scheduled interest payment date thereafter and at any time upon the occurrence of certain events. The Purchase Agreement contains certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand.

On June 25, 2019, in connection with the sale and issuance of the Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Under the terms of the Registration Rights Agreement, the Company has agreed to take certain actions to provide for the exchange of the Notes for subordinated notes that are registered under the Securities Act and have substantially the same terms as the Notes (the “Exchange Notes”). Under certain circumstances, if the Company fails to meet its obligations under the Registration Rights Agreement, it would be required to pay additional interest to the holders of the Notes.

The Notes were issued under an Indenture, dated June 25, 2019 (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

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

Interest Rate Sensitivity as of June 30, 2019 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$135,564	(2.65)%
+1%	137,721	(1.10)%
Base	139,251	—
-1%	137,419	(1.32)%
-2%	130,733	(6.12)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2019 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2019 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$435,131	(7.15)%	11.92%	(32) b.p.
+1%	455,829	(2.73)%	12.19%	(5) b.p.
Base	468,632	—	12.24%	—
-1%	452,139	(3.52)%	11.61%	(63) b.p.
-2%	397,978	(15.08)%	10.06%	(218) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2019	—	—	—	409,184
May 2019	—	—	—	409,184
June 2019	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through June 30, 2019 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended June 30, 2019.

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

2.3
Agreement and Plan of Reorganization by and among German American Bancorp, Inc., German American Bank, Citizens First Corporation and Citizens First Bank, Inc., dated as of February 21, 2019, is incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed February 22, 2019 (SEC File No. 001-15877).

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

4.7
Indenture, dated as of June 25, 2019, by and between German American Bancorp, Inc. and U.S. Bank National Association, as trustee, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2019 (SEC File No. 001-15877).

4.8
Form of 4.50% Fixed-to-Floating Subordinated Note due 2029 of German American Bancorp, Inc. is incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2019 (SEC File No. 001-15877).

10.1*	German American Bancorp, Inc. 2019 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 21, 2019 (SEC File No. 000-15877).
10.2*
German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 21, 2019 (SEC File No. 000-15877).

10.3
Form of Subordinated Note Purchase Agreement, dated as of June 25, 2019, by and among German American Bancorp, Inc. and the purchasers party thereto is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2019 (SEC File No. 001-15877).

10.4
Form of Registration Rights Agreement, dated as of June 25, 2019, by and among German American Bancorp, Inc. and the purchasers party thereto is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2019 (SEC File No. 001-15877).

31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1+	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2+	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.

101++
The following materials from German American Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii)  the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104++	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Note: No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

* Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.

+Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits) are indicated by a plus sign.

++Filed herewith as an Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 9, 2019	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)