Form 10-Q
period 2019-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2019-11-08
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2019

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

As of November 1, 2019, the registrant had 26,661,688 outstanding shares of Common Stock, no par value.

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

*****

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and Due from Banks	$64,791	$64,549
Federal Funds Sold and Other Short-term Investments	24,343	32,001
Cash and Cash Equivalents	89,134	96,550

Interest-bearing Time Deposits with Banks	1,985	250
Securities Available-for-Sale, at Fair Value	849,445	812,611
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	19,156	4,263

Loans	3,060,742	2,731,741
Less: Unearned Income	(3,835)	(3,682)
Allowance for Loan Losses	(15,869)	(15,823)
Loans, Net	3,041,038	2,712,236

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,968	13,048
Premises, Furniture and Equipment, Net	98,754	80,627
Other Real Estate	625	286
Goodwill	120,835	103,681
Intangible Assets	12,983	9,964
Company Owned Life Insurance	68,707	59,896
Accrued Interest Receivable and Other Assets	38,899	35,325
TOTAL ASSETS	$4,355,882	$3,929,090

LIABILITIES
Non-interest-bearing Demand Deposits	$827,259	$715,972
Interest-bearing Demand, Savings, and Money Market Accounts	1,910,395	1,768,177
Time Deposits	693,632	588,483
Total Deposits	3,431,286	3,072,632

FHLB Advances and Other Borrowings	316,687	376,409
Accrued Interest Payable and Other Liabilities	44,982	21,409
TOTAL LIABILITIES	3,792,955	3,470,450

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,662	24,967
Additional Paid-in Capital	278,608	229,347
Retained Earnings	241,801	211,424
Accumulated Other Comprehensive Income (Loss)	15,856	(7,098)
TOTAL SHAREHOLDERS’ EQUITY	562,927	458,640
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,355,882	$3,929,090
End of period shares issued and outstanding	26,662,078	24,967,458

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2019	2018
INTEREST INCOME
Interest and Fees on Loans	$40,921	$28,148
Interest on Federal Funds Sold and Other Short-term Investments	163	101
Interest and Dividends on Securities:
Taxable	3,400	2,970
Non-taxable	2,427	2,256
TOTAL INTEREST INCOME	46,911	33,475

INTEREST EXPENSE
Interest on Deposits	6,399	3,535
Interest on FHLB Advances and Other Borrowings	1,934	1,392
TOTAL INTEREST EXPENSE	8,333	4,927

NET INTEREST INCOME	38,578	28,548
Provision for Loan Losses	2,800	500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,778	28,048

NON-INTEREST INCOME
Trust and Investment Product Fees	1,885	1,585
Service Charges on Deposit Accounts	2,395	1,858
Insurance Revenues	1,883	1,827
Company Owned Life Insurance	364	251
Interchange Fee Income	2,538	1,847
Other Operating Income	1,029	639
Net Gains on Sales of Loans	1,649	866
Net Gains on Securities	313	90
TOTAL NON-INTEREST INCOME	12,056	8,963

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,579	12,134
Occupancy Expense	2,797	1,967
Furniture and Equipment Expense	954	771
FDIC Premiums	—	324
Data Processing Fees	2,860	1,309
Professional Fees	1,324	793
Advertising and Promotion	1,054	851
Intangible Amortization	1,064	430
Other Operating Expenses	4,329	2,997
TOTAL NON-INTEREST EXPENSE	31,961	21,576

Income before Income Taxes	15,873	15,435
Income Tax Expense	2,809	2,796
NET INCOME	$13,064	$12,639

Basic Earnings per Share	$0.49	$0.55
Diluted Earnings per Share	$0.49	$0.55

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2019	2018
INTEREST INCOME
Interest and Fees on Loans	$111,086	$78,406
Interest on Federal Funds Sold and Other Short-term Investments	389	211
Interest and Dividends on Securities:
Taxable	10,554	8,930
Non-taxable	7,107	6,606
TOTAL INTEREST INCOME	129,136	94,153

INTEREST EXPENSE
Interest on Deposits	17,574	8,666
Interest on FHLB Advances and Other Borrowings	5,752	3,860
TOTAL INTEREST EXPENSE	23,326	12,526

NET INTEREST INCOME	105,810	81,627
Provision for Loan Losses	3,725	2,070
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	102,085	79,557

NON-INTEREST INCOME
Trust and Investment Product Fees	5,365	5,035
Service Charges on Deposit Accounts	6,319	4,972
Insurance Revenues	7,017	6,453
Company Owned Life Insurance	1,552	823
Interchange Fee Income	6,965	5,043
Other Operating Income	2,361	2,156
Net Gains on Sales of Loans	3,660	2,421
Net Gains on Securities	984	434
TOTAL NON-INTEREST INCOME	34,223	27,337

NON-INTEREST EXPENSE
Salaries and Employee Benefits	46,740	36,279
Occupancy Expense	7,367	5,522
Furniture and Equipment Expense	2,815	2,152
FDIC Premiums	533	799
Data Processing Fees	6,246	3,834
Professional Fees	3,825	3,025
Advertising and Promotion	2,860	2,409
Intangible Amortization	2,709	942
Other Operating Expenses	11,243	8,777
TOTAL NON-INTEREST EXPENSE	84,338	63,739

Income before Income Taxes	51,970	43,155
Income Tax Expense	8,568	7,606
NET INCOME	$43,402	$35,549

Basic Earnings per Share	$1.70	$1.55
Diluted Earnings per Share	$1.70	$1.55

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2019	2018

NET INCOME	$13,064	$12,639

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	6,223	(4,889)
Reclassification Adjustment for Gains Included in Net Income	(313)	(90)
Tax Effect	(1,261)	1,058
Net of Tax	4,649	(3,921)

Total Other Comprehensive Income (Loss)	4,649	(3,921)

COMPREHENSIVE INCOME	$17,713	$8,718

	Nine Months Ended September 30,
	2019	2018

NET INCOME	$43,402	$35,549

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	30,262	(18,181)
Reclassification Adjustment for Gains Included in Net Income	(984)	(434)
Tax Effect	(6,324)	3,975
Net of Tax	22,954	(14,640)

Total Other Comprehensive Income (Loss)	22,954	(14,640)

COMPREHENSIVE INCOME	$66,356	$20,909

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2018	24,967,458	$24,967	$229,347	$211,424	$(7,098)	$458,640

Net Income				15,067		15,067
Other Comprehensive Income (Loss)					9,414	9,414
Cash Dividends ($0.17 per share)				(4,245)		(4,245)
Issuance of Common Stock for:
Restricted Share Grants	24,780	25	286			311

Balances, March 31, 2019	24,992,238	$24,992	$229,633	$222,246	$2,316	$479,187

Net Income				15,271		15,271
Other Comprehensive Income (Loss)					8,891	8,891
Cash Dividends ($0.17 per share)				(4,248)		(4,248)
Issuance of Common Stock for:
Restricted Share Grants			310			310

Balances, June 30, 2019	24,992,238	$24,992	$229,943	$233,269	$11,207	$499,411

Net Income				13,064		13,064
Other Comprehensive Income (Loss)					4,649	4,649
Cash Dividends ($0.17 per share)				(4,532)		(4,532)
Issuance of Common Stock for:
Acquisition of Citizens First Corporation	1,663,954	1,664	48,360			50,024
Restricted Share Grants	5,886	6	305			311

Balances, September 30, 2019	26,662,078	$26,662	$278,608	$241,801	$15,856	$562,927

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2017	22,934,403	$22,934	$165,288	$178,969	$(2,620)	$364,571

Net Income				11,813		11,813
Other Comprehensive Income (Loss)					(9,218)	(9,218)
Cash Dividends ($0.15 per share)				(3,440)		(3,440)
Issuance of Common Stock for:
Restricted Share Grants	34,410	35	244			279

Balances, March 31, 2018	22,968,813	$22,969	$165,532	$187,342	$(11,838)	$364,005

Net Income				11,097		11,097
Other Comprehensive Income (Loss)					(1,501)	(1,501)
Cash Dividends ($0.15 per share)				(3,445)		(3,445)
Issuance of Common Stock for:
Restricted Share Grants	(915)	(1)	385			384

Balances, June 30, 2018	22,967,898	$22,968	$165,917	$194,994	$(13,339)	$370,540

Net Income				12,639		12,639
Other Comprehensive Income (Loss)					(3,921)	(3,921)
Cash Dividends ($0.15 per share)				(3,445)		(3,445)
Issuance of Common Stock for:
Restricted Share Grants	180		310			310

Balances, September 30, 2018	22,968,078	$22,968	$166,227	$204,188	$(17,260)	$376,123

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$43,402	$35,549
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,845	2,698
Depreciation and Amortization	6,364	4,226
Loans Originated for Sale	(143,041)	(101,867)
Proceeds from Sales of Loans Held-for-Sale	131,921	101,802
Provision for Loan Losses	3,725	2,070
Gain on Sale of Loans, net	(3,660)	(2,421)
Gain on Securities, net	(984)	(434)
Gain on Sales of Other Real Estate and Repossessed Assets	—	(13)
Loss (Gain) on Disposition and Donation of Premises and Equipment	—	(36)
Gain on Disposition of Land	(352)	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,034)	(784)
Equity Based Compensation	927	835
Change in Assets and Liabilities:
Interest Receivable and Other Assets	94	(2,314)
Interest Payable and Other Liabilities	5,581	3,147
Net Cash from Operating Activities	45,788	42,458

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	496	—
Proceeds from Maturities of Securities Available-for-Sale	78,134	58,926
Proceeds from Sales of Securities Available-for-Sale	75,299	22,919
Purchase of Securities Available-for-Sale	(119,010)	(101,712)
Proceeds from Redemption of Federal Home Loan Bank Stock	1,145	—
Purchase of Loans	(657)	—
Proceeds from Sales of Loans	—	6,000
Loans Made to Customers, net of Payments Received	24,832	(85,183)
Proceeds from Sales of Other Real Estate	369	54
Property and Equipment Expenditures	(5,619)	(12,692)
Proceeds from Sales of Property and Equipment	—	40
Proceeds from Sale of Land	1,022	—
Proceeds from Life Insurance	1,019	251
Acquisition of Bank Branches	—	41,392
Acquisition of Citizens First Corporation	5,545	—
Net Cash from Investing Activities	62,575	(70,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(11,975)	(18,804)
Change in Short-term Borrowings	(123,651)	86,890
Advances in Long-term Debt	90,000	35,000
Repayments of Long-term Debt	(57,134)	(70,122)
Issuance of Common Stock	6	138
Dividends Paid	(13,025)	(10,330)
Net Cash from Financing Activities	(115,779)	22,772

Net Change in Cash and Cash Equivalents	(7,416)	(4,775)
Cash and Cash Equivalents at Beginning of Year	96,550	70,359
Cash and Cash Equivalents at End of Period	$89,134	$65,584

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Paid During the Period for
Interest	$22,450	$12,432
Income Taxes	7,039	3,710

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$708	$87
Reclassification of Land and Buildings to Other Assets	1,471	—
Right of Use Asset Obtained in Exchange for Lease Liabilities	9,034	—

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Revenue Recognition (continued)

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	September 30,
Non-interest Income	2019	2018
In-Scope of Topic 606:
Trust and Investment Product Fees	$1,885	$1,585
Service Charges on Deposit Accounts	2,395	1,858
Insurance Revenues	1,883	1,827
Interchange Fee Income	2,538	1,847
Other Operating Income	590	432
Non-interest Income (in-scope of Topic 606)	9,291	7,549
Non-interest Income (out-of-scope of Topic 606)	2,765	1,414
Total Non-interest Income	$12,056	$8,963

	Nine Months Ended
	September 30,
Non-interest Income	2019	2018
In-Scope of Topic 606:
Trust and Investment Product Fees	$5,365	$5,035
Service Charges on Deposit Accounts	6,319	4,972
Insurance Revenues	7,017	6,453
Interchange Fee Income	6,965	5,043
Other Operating Income	1,520	1,252
Non-interest Income (in-scope of Topic 606)	27,186	22,755
Non-interest Income (out-of-scope of Topic 606)	7,037	4,582
Total Non-interest Income	$34,223	$27,337

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2019	2018
Basic Earnings per Share:
Net Income	$13,064	$12,639
Weighted Average Shares Outstanding	26,643,064	22,968,047
Basic Earnings per Share	$0.49	$0.55

Diluted Earnings per Share:
Net Income	$13,064	$12,639

Weighted Average Shares Outstanding	26,643,064	22,968,047
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,643,064	22,968,047
Diluted Earnings per Share	$0.49	$0.55

For the three months ended September 30, 2019 and 2018, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2019	2018
Basic Earnings per Share:
Net Income	$43,402	$35,549
Weighted Average Shares Outstanding	25,541,843	22,958,977
Basic Earnings per Share	$1.70	$1.55

Diluted Earnings per Share:
Net Income	$43,402	$35,549

Weighted Average Shares Outstanding	25,541,843	22,958,977
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	25,541,843	22,958,977
Diluted Earnings per Share	$1.70	$1.55

For the nine months ended September 30, 2019 and 2018, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale at September 30, 2019 and December 31, 2018, were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2019
Obligations of State and Political Subdivisions	$300,448	$17,028	$(4)	$317,472
MBS/CMO - Residential	528,362	5,793	(2,182)	531,973
Total	$828,810	$22,821	$(2,186)	$849,445

December 31, 2018
Obligations of State and Political Subdivisions	$291,449	$4,407	$(1,323)	$294,533
MBS/CMO - Residential	529,805	1,029	(12,756)	518,078
Total	$821,254	$5,436	$(14,079)	$812,611

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO - Residential") are residential mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of securities at September 30, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,633	$2,645
Due after one year through five years	18,943	19,340
Due after five years through ten years	70,048	73,503
Due after ten years	208,824	221,984
MBS/CMO - Residential	528,362	531,973
Total	$828,810	$849,445

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018

Proceeds from Sales	$53,025	$5,404
Gross Gains on Sales	313	90
Income Taxes on Gross Gains	66	19

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018

Proceeds from Sales	$75,299	$22,919
Gross Gains on Sales	984	434
Income Taxes on Gross Gains	207	92
The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $252,264 and $211,239 as of September 30, 2019 and December 31, 2018, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

Below is a summary of securities with unrealized losses as of September 30, 2019 and December 31, 2018, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$512	$(4)	$—	$—	$512	$(4)
MBS/CMO - Residential	62,194	(215)	168,306	(1,967)	230,500	(2,182)
Total	$62,706	$(219)	$168,306	$(1,967)	$231,012	$(2,186)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$37,936	$(286)	$49,071	$(1,037)	$87,007	$(1,323)
MBS/CMO - Residential	56,386	(601)	356,218	(12,155)	412,604	(12,756)
Total	$94,322	$(887)	$405,289	$(13,192)	$499,611	$(14,079)

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

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2019 and December 31, 2018. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At September 30, 2019, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $97.3 million at September 30, 2019 and $85.6 million at December 31, 2018. These interest rate swaps are simultaneously economically hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table reflects the fair value of interest rate swaps included in the Consolidated Balance Sheets as of:

	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$97,263	$3,985	$85,587	$1,713

Included in Other Liabilities:
Interest Rate Swaps	$97,263	$4,353	$85,587	$1,734

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Rate Swaps:
Included in Other Operating Income	$314	$17	$108	$133

NOTE 6 – Loans

Loans were comprised of the following classifications at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Commercial:
Commercial and Industrial Loans and Leases	$579,152	$543,761
Commercial Real Estate Loans	1,477,204	1,208,646
Agricultural Loans	386,685	365,208
Retail:
Home Equity Loans	222,606	207,987
Consumer Loans	82,421	77,547
Residential Mortgage Loans	312,674	328,592
Subtotal	3,060,742	2,731,741
Less: Unearned Income	(3,835)	(3,682)
Allowance for Loan Losses	(15,869)	(15,823)
Loans, Net	$3,041,038	$2,712,236

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended September 30, 2019 and 2018:

September 30, 2019	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$2,992	$5,841	$5,725	$258	$422	$349	$652	$16,239
Provision for Loan Losses	4,468	(1,410)	(373)	(72)	174	25	(12)	2,800
Recoveries	2	5	—	8	99	—	—	114
Loans Charged-off	(2,859)	(136)	—	—	(277)	(12)	—	(3,284)
Ending Balance	$4,603	$4,300	$5,352	$194	$418	$362	$640	$15,869

September 30, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$3,563	$4,958	$5,578	$366	$347	$366	$459	$15,637
Provision for Loan Losses	(444)	138	618	(80)	195	67	6	500
Recoveries	69	7	20	1	82	3	—	182
Loans Charged-off	—	(9)	—	(10)	(238)	(11)	—	(268)
Ending Balance	$3,188	$5,094	$6,216	$277	$386	$425	$465	$16,051

The following tables present the activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2019 and 2018:

September 30, 2019	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$2,953	$5,291	$5,776	$229	$420	$472	$682	$15,823
Provision for Loan Losses	4,512	(741)	(424)	(33)	507	(54)	(42)	3,725
Recoveries	53	24	—	8	313	6	—	404
Loans Charged-off	(2,915)	(274)	—	(10)	(822)	(62)	—	(4,083)
Ending Balance	$4,603	$4,300	$5,352	$194	$418	$362	$640	$15,869

September 30, 2018	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
Beginning Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694
Provision for Loan Losses	(121)	498	1,302	(38)	399	68	(38)	2,070
Recoveries	74	18	20	11	239	34	—	396
Loans Charged-off	(1,500)	(13)	—	(26)	(550)	(20)	—	(2,109)
Ending Balance	$3,188	$5,094	$6,216	$277	$386	$425	$465	$16,051

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
September 30, 2019
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2019 and December 31, 2018:

September 30, 2019	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$3,060	$2,440	$620	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	12,447	2,163	3,323	5,352	194	418	357	640
Acquired with Deteriorated Credit Quality	362	—	357	—	—	—	5	—
Total Ending Allowance Balance	$15,869	$4,603	$4,300	$5,352	$194	$418	$362	$640

Loans:
Loans Individually Evaluated for Impairment	$8,174	$6,346	$1,769	$59	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	3,051,672	572,201	1,470,448	390,363	223,287	82,633	312,740	n/m(2)
Loans Acquired with Deteriorated Credit Quality	14,300	1,693	8,938	2,611	371	—	687	n/m(2)
Total Ending Loans Balance(1)	$3,074,146	$580,240	$1,481,155	$393,033	$223,658	$82,633	$313,427	n/m(2)

(1)Total recorded investment in loans includes $13,404 in accrued interest.
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2018	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,823	$143	$1,680	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,992	2,810	3,608	5,776	229	420	467	682
Acquired with Deteriorated Credit Quality	8	—	3	—	—	—	5	—
Total Ending Allowance Balance	$15,823	$2,953	$5,291	$5,776	$229	$420	$472	$682

Loans:
Loans Individually Evaluated for Impairment	$9,619	$3,536	$6,083	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,722,867	540,768	1,198,806	368,817	208,644	77,761	328,071	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,556	1,038	6,993	1,877	365	—	1,283	n/m(2)
Total Ending Loans Balance(1)	$2,744,042	$545,342	$1,211,882	$370,694	$209,009	$77,761	$329,354	n/m(2)

(1)Total recorded investment in loans includes $12,301 in accrued interest.
(2)n/m = not meaningful

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$6,381	$1,327	$—
Commercial Real Estate Loans	5,615	2,437	—
Agricultural Loans	2,777	2,256	—
Subtotal	14,773	6,020	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	5,628	5,128	2,440
Commercial Real Estate Loans	2,242	1,921	977
Agricultural Loans	—	—	—
Subtotal	7,870	7,049	3,417
Total	$22,643	$13,069	$3,417

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$9,997	$4,083	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,134	$813	$357

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2019 and 2018:

September 30, 2019	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$2,868	$8	$—
Commercial Real Estate Loans	2,699	45	5
Agricultural Loans	1,539	1	—
Subtotal	7,106	54	5
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	5,708	—	—
Commercial Real Estate Loans	2,010	—	3
Agricultural Loans	—	—	—
Subtotal	7,718	—	3
Total	$14,824	$54	$8

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$3,381	$43	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$815	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the nine month period ended September 30, 2019 and 2018:

September 30, 2019	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,157	$11	$2
Commercial Real Estate Loans	3,093	72	5
Agricultural Loans	1,452	1	—
Subtotal	5,702	84	7
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,374	—	—
Commercial Real Estate Loans	3,553	—	—
Agricultural Loans	—	—	—
Subtotal	6,927	—	—
Total	$12,629	$84	$7

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$4,070	$58	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$2,083	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of September 30, 2019 and December 31, 2018:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Commercial and Industrial Loans and Leases	$6,229	$2,430	$—	$—
Commercial Real Estate Loans	3,695	6,833	—	368
Agricultural Loans	2,226	1,449	—	274
Home Equity Loans	78	88	—	—
Consumer Loans	80	162	—	—
Residential Mortgage Loans	1,204	1,617	—	—
Total	$13,512	$12,579	$—	$642
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$4,880	$4,162	$—	$141
Loans Acquired in Current Year (Included in the Total Above)	$1,151	$4,603	$—	$96

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$580,240	$1,653	$966	$112	$2,731	$577,509
Commercial Real Estate Loans	1,481,155	—	636	2,006	2,642	1,478,513
Agricultural Loans	393,033	414	—	—	414	392,619
Home Equity Loans	223,658	1,137	112	78	1,327	222,331
Consumer Loans	82,633	255	107	54	416	82,217
Residential Mortgage Loans	313,427	5,408	828	886	7,122	306,305
Total(1)	$3,074,146	$8,867	$2,649	$3,136	$14,652	$3,059,494
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$14,300	$372	$—	$1,058	$1,430	$12,870
Loans Acquired in Current Year (Included in the Total Above)	$338,803	$507	$212	$—	$719	$338,084

(1)Total recorded investment in loans includes $13,404 in accrued interest.

December 31, 2018	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
Commercial and Industrial Loans and Leases	$545,342	$5,414	$183	$72	$5,669	$539,673
Commercial Real Estate Loans	1,211,882	768	705	3,032	4,505	1,207,377
Agricultural Loans	370,694	563	805	274	1,642	369,052
Home Equity Loans	209,009	471	125	60	656	208,353
Consumer Loans	77,761	971	94	149	1,214	76,547
Residential Mortgage Loans	329,354	4,771	1,520	1,387	7,678	321,676
Total(1)	$2,744,042	$12,958	$3,432	$4,974	$21,364	$2,722,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,556	$448	$885	$1,259	$2,592	$8,964
Loans Acquired in Current Year (Included in the Total Above)	$481,901	$2,571	$1,620	$2,191	$6,382	$475,519

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

The following tables present the recorded investment of troubled debt restructurings by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$117	$117	$—
Commercial Real Estate Loans	—	—	—
Total	$117	$117	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2018	Total	Performing	Non-Accrual(1)
Commercial and Industrial Loans and Leases	$121	$121	$—
Commercial Real Estate Loans	—	—	—
Total	$121	$121	$—

(1)The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company had not committed to lending any additional amounts as of September 30, 2019 and December 31, 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three and nine months ended September 30, 2019 and 2018, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2019 and 2018.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Industrial Loans and Leases	$547,949	$15,990	$16,301	$—	$580,240
Commercial Real Estate Loans	1,432,250	31,533	17,372	—	1,481,155
Agricultural Loans	328,084	48,180	16,769	—	393,033
Total	$2,308,283	$95,703	$50,442	$—	$2,454,428
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$218	$786	$12,238	$—	$13,242
Loans Acquired in Current Year (Included in the Total Above)	$270,112	$16,423	$13,185	$—	$299,720

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of September 30, 2019 and December 31, 2018:

September 30, 2019	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$223,580	$82,553	$312,225
Nonperforming	78	80	1,202
Total	$223,658	$82,633	$313,427

December 31, 2018	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
Performing	$208,921	$77,599	$327,737
Nonperforming	88	162	1,617
Total	$209,009	$77,761	$329,354

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the nine months ended September 30, 2019 are included in the table below. The value of the purchased loans included in the table are as of acquisition date. There were no such loans purchased during the nine months ended September 30, 2018.

	September 30, 2019	September 30, 2018

Commercial and Industrial Loans	$498	$—
Commercial Real Estate Loans	8,198	—
Agricultural Loans	1,230	—
Home Equity Loans	—	—
Consumer Loans	—	—
Residential Mortgage Loans	—	—
Total	$9,926	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	September 30, 2019	December 31, 2018

Commercial and Industrial Loans	$1,693	$1,038
Commercial Real Estate Loans	8,938	6,993
Agricultural Loans	2,611	1,877
Home Equity Loans	371	365
Residential Mortgage Loans	687	1,283
Total	$14,300	$11,556

Carrying Amount, Net of Allowance	$13,938	$11,548

For the three months ended, accretable yield, or income expected to be collected, for loans with an evidence of deterioration of credit quality at time of purchase is as follows:

	2019	2018

Balance at July 1	$3,132	$2,567
New Loans Purchased	715	—
Accretion of Income	(195)	(553)
Reclassifications from Non-accretable Difference	111	63
Charge-off of Accretable Yield	—	—
Balance at September 30	$3,763	$2,077

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended September 30, 2019 and 2018. The Company reversed no allowances for loan losses during the three months ended September 30, 2019. The Company reversed allowances for loan losses of $3 during the three months ended September 30, 2018.

For the nine months ended, accretable yield, or income expected to be collected, for loans with an evidence of deterioration of credit quality at time of purchase is as follows:

	2019	2018

Balance at January 1	$3,138	$2,734
New Loans Purchased	715	—
Accretion of Income	(719)	(774)
Reclassifications from Non-accretable Difference	629	214
Charge-off of Accretable Yield	—	(97)
Balance at September 30	$3,763	$2,077

For those purchased loans disclosed above, the Company increased the allowances for loan losses by $357 and $30 during the nine months ended September 30, 2019 and 2018. The Company reversed allowances for losses of $3 and $6 for the nine months ended September 30, 2019 and 2018.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $0 as of September 30, 2019 and $58 as of December 31, 2018.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $34,123 and $45,274 as of September 30, 2019 and December 31, 2018, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 75 banking offices at September 30, 2019. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2019
Net Interest Income	$39,302	$4	$5	$(733)	$38,578
Net Gains on Sales of Loans	1,649	—	—	—	1,649
Net Gains on Securities	313	—	—	—	313
Trust and Investment Product Fees	1	1,884	—	—	1,885
Insurance Revenues	14	2	1,867	—	1,883
Noncash Items:
Provision for Loan Losses	2,800	—	—	—	2,800
Depreciation and Amortization	2,196	1	14	80	2,291
Income Tax Expense (Benefit)	3,025	137	51	(404)	2,809
Segment Profit (Loss)	13,538	406	145	(1,025)	13,064
Segment Assets at September 30, 2019	4,345,551	3,524	8,904	(2,097)	4,355,882

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2018
Net Interest Income	$28,755	$2	$3	$(212)	$28,548
Net Gains on Sales of Loans	866	—	—	—	866
Net Gains on Securities	90	—	—	—	90
Trust and Investment Product Fees	1	1,584	—	—	1,585
Insurance Revenues	9	31	1,787	—	1,827
Noncash Items:
Provision for Loan Losses	500	—	—	—	500
Depreciation and Amortization	1,540	2	19	64	1,625
Income Tax Expense (Benefit)	2,825	109	52	(190)	2,796
Segment Profit (Loss)	12,462	298	147	(268)	12,639
Segment Assets at December 31, 2018	3,926,242	2,658	11,368	(11,178)	3,929,090

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2019
Net Interest Income	$107,619	$10	$14	$(1,833)	$105,810
Net Gains on Sales of Loans	3,660	—	—	—	3,660
Net Gains on Securities	984	—	—	—	984
Trust and Investment Product Fees	3	5,362	—	—	5,365
Insurance Revenues	21	27	6,969	—	7,017
Noncash Items:
Provision for Loan Losses	3,725	—	—	—	3,725
Depreciation and Amortization	6,099	4	53	208	6,364
Income Tax Expense (Benefit)	9,117	341	458	(1,348)	8,568
Segment Profit (Loss)	43,105	993	1,382	(2,078)	43,402
Segment Assets at September 30, 2019	4,345,551	3,524	8,904	(2,097)	4,355,882

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

NOTE 9 – Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding shares of common stock of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of September 30, 2019, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the three or nine months ended September 30, 2019 and 2018.

NOTE 10 – Equity Plans and Equity Based Compensation

During the periods presented, the Company maintained two equity incentive plans under which stock options, restricted stock, and other equity incentive awards could be granted. Those plans include (i) the Company’s 2009 Long-Term Equity Incentive Plan, under which no new grants may be made (the “2009 LTI Plan”), and (ii) the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”). The 2019 LTI Plan, which authorizes a maximum aggregate issuance of 1,000,000 shares of common stock (subject to certain permitted adjustments), became effective on May 16, 2019, following approval of the Company’s shareholders. It will remain in effect until May 16, 2029, or until all shares of common stock subject to the 2019 LTI Plan are distributed, all awards have expired or terminated, or the plan is terminated pursuant to its terms, whichever occurs first. At September 30, 2019, the Company has reserved 994,534 shares of common stock for the purpose of issuance pursuant to future grants of options, restricted stock, and other equity awards to officers, directors and other employees of the Company.

For the three and nine months ended September 30, 2019 and 2018, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2019 and 2018 because all previously granted options were fully vested prior to 2007.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted under the 2009 LTI Plan in the form of restricted stock.  Awards that were granted to management under a management incentive plan were granted in tandem with cash credit entitlements (typically in the form of 60% restricted stock grants and 40% cash credit entitlements). The management and employee restricted stock grants and tandem cash credit entitlements awarded, generally, will vest in three annual installments of 33.3% each. Awards that were granted to directors as additional retainer for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company for one year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)

shares on the date of grant. During the three months ended September 30, 2019 and 2018, the Company granted awards of 5,466 and 180 shares of restricted stock. During the nine months ended September 30, 2019 and 2018, the Company granted awards of 31,329 and 35,490 shares of restricted stock, respectively. Total unvested restricted stock awards at September 30, 2019 and December 31, 2018 were 76,011 and 44,682, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2019	2018

Restricted Stock Expense	$311	$303
Cash Entitlement Expense	167	155
Tax Effect	(124)	(180)
Net of Tax	$354	$278

	Nine Months Ended September 30,
	2019	2018

Restricted Stock Expense	$972	$952
Cash Entitlement Expense	509	495
Tax Effect	(386)	(568)
Net of Tax	$1,095	$879

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,356 and $2,277 as of September 30, 2019 and 2018, respectively.

Through August 16, 2019, the company maintained the 2009 Employee Stock Purchase Plan (the "2009 ESPP") whereby eligible employees had the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this plan was set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year. The plan had provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.

The Company’s shareholders approved the Company’s new 2019 Employee Stock Purchase Plan (the “2019 ESPP”) on May 16, 2019. The 2019 ESPP replaces the 2009 ESPP, which expired by its own terms on August 16, 2019. The 2019 ESPP, which became effective as of October 1, 2019, provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company’s common stock by participating employees. The purchase price of the shares has been set at 95% of the fair market value of the Company’s common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP upon its effective date. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased.

Funding for the purchase of common stock under each of the 2009 ESPP and 2019 ESPP is from employee and Company contributions.

As an annual plan, the expense for the 2009 ESPP has been recorded in the third quarter of each year. There was $30 and $39 of expense recorded for the employee stock purchase plan during the three and nine months ended September 30, 2019 and 2018. There was no unrecognized compensation expense as of September 30, 2019 and 2018 for the employee stock purchase plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2019, the Company held $4.0 million in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$313,442	$4,030	$317,472
MBS/CMO - Residential	—	531,973	—	531,973
Total Securities	$—	$845,415	$4,030	$849,445

Loans Held-for-Sale	$—	$19,156	$—	$19,156

Derivative Assets	$—	$3,985	$—	$3,985

Derivative Liabilities	$—	$4,353	$—	$4,353

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$289,542	$4,991	$294,533
MBS/CMO - Residential	—	518,078	—	518,078
Total Securities	$—	$807,620	$4,991	$812,611

Loans Held-for-Sale	$—	$4,263	$—	$4,263

Derivative Assets	$—	$1,713	$—	$1,713

Derivative Liabilities	$—	$1,734	$—	$1,734

There were no transfers between Level 1 and Level 2 for the periods ended September 30, 2019 and December 31, 2018.

At September 30, 2019, the aggregate fair value of the Loans Held-for-Sale was $19,156. Aggregate contractual principal balance was $18,786 with a difference of $370.  At December 31, 2018, the aggregate fair value of the Loans Held-for-Sale was $4,263. Aggregate contractual principal balance was $4,231 with a difference of $32. No loans were 90 days past due or on non-accrual.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

	Obligations of State and Political Subdivisions
	2019	2018

Balance of Recurring Level 3 Assets at July 1	$4,506	$5,167
Total Gains or Losses Included in Other Comprehensive Income	(1)	(44)
Maturities / Calls	(475)	(460)
Purchases	—	—
Balance of Recurring Level 3 Assets at September 30	$4,030	$4,663

	Obligations of State and Political Subdivisions
	2019	2018

Balance of Recurring Level 3 Assets at January 1	$4,991	$5,649
Total Gains or Losses Included in Other Comprehensive Income	(16)	(66)
Maturities / Calls	(945)	(920)
Purchases	—	—
Balance of Recurring Level 3 Assets at September 30	$4,030	$4,663

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,688	$2,688
Commercial Real Estate Loans	—	—	488	488

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,210	$2,210
Commercial Real Estate Loans	—	—	2,528	2,528

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,236 with a valuation allowance of $3,060, resulting in an increase to the provision for loan losses of $1,510 and $1,237 for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2018, impaired loans resulted in an increase to the provision for loan losses of $190 and a decrease to the provision for loan losses of $640 for the nine months ended September 30, 2018. Impaired loans, which are measured for impairment using the fair value

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

of the collateral for collateral dependent loans, had a carrying amount of $6,561 with a valuation allowance of $1,823, resulting in a decrease to the provision for loan losses of $411 for the year ended December 31, 2018.

There was no Other Real Estate carried at fair value less costs to sell at September 30, 2019. No charge to earnings was included in the three or nine months ended September 30, 2019 and 2018. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2018. No charge to earnings was included in the year ended December 31, 2018.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018:

September 30, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,688	Sales comparison approach	Adjustment for physical condition of comparable properties sold	29%-100% (61%)
Impaired Loans - Commercial Real Estate Loans	$488	Sales comparison approach	Adjustment for physical condition of comparable properties sold	47%-89% (64%)

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,210	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (99%)
Impaired Loans - Commercial Real Estate Loans	$2,528	Sales comparison approach	Adjustment for physical condition of comparable properties sold	22%-76% (55%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2019 and December 31, 2018. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the tables below for September 30, 2019 and December 31, 2018, present the fair values measured using an exit price notion.

		Fair Value Measurements at September 30, 2019 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$89,134	$64,791	$24,343	$—	$89,134
Interest Bearing Time Deposits with Banks	1,985	—	1,985	—	1,985
Loans, Net	3,037,862	—	—	3,027,538	3,027,538
Accrued Interest Receivable	17,824	—	4,347	13,477	17,824
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,737,654)	(2,737,654)	—	—	(2,737,654)
Time Deposits	(693,632)	—	(685,518)	—	(685,518)
Short-term Borrowings	(126,123)	(92,000)	(34,123)	—	(126,123)
Long-term Debt	(190,516)	—	(152,854)	(15,168)	(168,022)
Accrued Interest Payable	(2,834)	—	(2,798)	(36)	(2,834)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018, net of tax:

September 30, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2019	$11,546	$(339)	$11,207
Other Comprehensive Income (Loss) Before Reclassification	4,896	—	4,896
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(247)	—	(247)
Net Current Period Other Comprehensive Income (Loss)	4,649	—	4,649
Ending Balance at September 30, 2019	$16,195	$(339)	$15,856

September 30, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2019	$(6,759)	$(339)	$(7,098)
Other Comprehensive Income (Loss) Before Reclassification	23,731	—	23,731
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(777)	—	(777)
Net Current Period Other Comprehensive Income (Loss)	22,954	—	22,954
Ending Balance at September 30, 2019	$16,195	$(339)	$15,856

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$313	Net Gains on Securities
	(66)	Income Tax Expense
	247	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2019	$247

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$984	Net Gains on Securities
	(207)	Income Tax Expense
	777	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2019	$777

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019
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

After having implemented the new software necessary for the CECL model, the Company plans to run parallel processing of its existing allowance for loan loss model with the CECL model in the fourth quarter of 2019. The Company expects to recognize a one-time cumulative adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot estimate the amount at this time.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Finance Lease Cost:
Amortization of Right-of -Use Assets	$83	$187
Interest on Lease Liabilities	188	379
Operating Lease Cost	514	1,234
Short-term Lease Cost	15	45
Total Lease Cost	$800	$1,845

The weighted average lease term and discount rates were as follows:

September 30, 2019

Weighted Average Remaining Lease Term:
Finance Leases	12 years
Operating Leases	8 years

Weighted Average Discount Rate:
Finance Leases	11.49%
Operating Leases	3.39%

Supplemental balance sheet information related to leases was as follows:

September 30, 2019

Finance Leases
Premises, Furniture and Equipment, Net	$2,540
Other Borrowings	3,418

Operating Leases
Operating Lease Right-of-Use Assets	$9,802
Operating Lease Liabilities	9,900

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019

Cash Paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$285
Operating Cash Flows from Operating Leases	1,181
Financing Cash Flows from Finance Leases	81

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	September 30, 2019
	Finance Leases	Operating Leases

Year 1	$519	$1,802
Year 2	519	1,624
Year 3	519	1,435
Year 4	519	1,359
Year 5	519	1,245
Thereafter	3,603	3,907
Total Lease Payments	6,198	11,372
Less Imputed Interest	(2,780)	(1,472)
Total	$3,418	$9,900

NOTE 15 - Business Combinations

Effective July 1, 2019, the Company acquired Citizens First Corporation (“Citizens First”) and its subsidiary, Citizens First Bank, Inc., pursuant to an Agreement and Plan of Reorganization dated February 22, 2019. The acquisition was accomplished by the merger of Citizens First with and into the Company, immediately followed by the merger of Citizens First Bank with and into the Company’s subsidiary bank, German American Bank. Citizens First Bank operated 8 banking offices in Barren, Hart, Simpson and Warren Counties in Kentucky. Citizens First's consolidated assets and equity (unaudited) as of July 1, 2019 totaled $456.0 million and $49.8 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value estimates included in these financial statements are based on preliminary valuations; certain loan, deferred tax, and premises and equipment measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed prior to June 30, 2020.

In accordance with ASC 805, the Company has expensed approximately $3.1 million of direct acquisition costs and recorded $17.0 million of goodwill and $4.5 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $17.0 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the Citizens First acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)

Consideration
Cash for Options and Fractional Shares	$216
Cash Consideration	15,294
Equity Instruments	50,118

Fair Value of Total Consideration Transferred	$65,628

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$21,055
Interest-bearing Time Deposits with Banks	2,231
Securities	43,839
Loans	357,896
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	2,065
Premises, Furniture & Equipment	10,339
Other Real Estate	—
Intangible Assets	4,547
Company Owned Life Insurance	8,796
Accrued Interest Receivable and Other Assets	3,715
Deposits - Non-interest Bearing	(52,521)
Deposits - Interest Bearing	(318,966)
FHLB Advances and Other Borrowings	(30,913)
Accrued Interest Payable and Other Liabilities	(3,491)

Total Identifiable Net Assets	$48,592

Goodwill	$17,036

Under the terms of the merger agreement, each Citizens First common shareholder of record at the effective time of the merger (other than those holding shares in the Citizens First Bank 401(k) Profit Sharing Plan (the "CFB 401(k) Plan")) became entitled to receive a cash payment of $5.80 and a 0.6629 share of common stock of the Company for each of their former shares of Citizens First common stock. In addition, as record holder of shares of Citizens First common stock held in the CFB 401(k) Plan, the plan administrator was entitled to receive a cash payment of $25.77 for each share held by the CFB 401(k) Plan, which amount is equal to (i) the exchange ratio multiplied by the closing trading price of the Company’s common stock on June 28, 2019, plus (ii) $5.80. As a result, in connection with the closing of the merger on July 1, 2019, the Company issued approximately 1,664,000 shares of its common stock to the former shareholders of Citizens First and paid cash consideration in the aggregate amount of $15.5 million.

This acquisition is consistent with the Company's strategy to build a regional presence in central and western Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which are loans that have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value of $351.1 million and unpaid principal of $355.1 million on the date of acquisition. Receivables acquired that are subject to the guidance relating to purchased credit impaired loans had a fair value of $6.0 million as of the date of acquisition. Cash flows for purchase credit impaired loans that are expected to be collected as of the date of acquisition totaled $6.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a NASDAQ-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 75 banking offices in 20 contiguous southern Indiana counties, six Kentucky counties and one county in Tennessee. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

The Company was formed in 1982 as a bank holding company under the Bank Holding Company Act of 1956, as amended. However, effective September 24, 2019, the Company elected to be a “financial holding company” as permitted under the Gramm-Leach-Bliley Act of 1999, as amended. As a financial holding company, the Company is generally permitted to engage in certain otherwise prohibited nonbanking activities and certain other broader securities, insurance, merchant banking and other activities that the Board of Governors of the Federal Reserve System (the “FRB”) has determined to be “financial in nature,” or are incidental or complementary to activities that are financial in nature, without prior approval from the FRB (subject to certain exceptions). While authorized to do so, the Company has not engaged in any activity that is now permissible as a result of its financial holding company election.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2019 and December 31, 2018 and the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Net income for the quarter ended September 30, 2019 totaled $13,064,000, or $0.49 per share, a decline of 11% on a per share basis compared with the third quarter 2018 net income of $12,639,000, or $0.55 per share. Net income for the nine months ended September 30, 2019 totaled $43,402,000, or $1.70 per share, an increase of 10% on a per share basis compared with the first nine months of 2018 net income of $35,549,000, or $1.55 per share.

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

On July 1, 2019, the Company completed the acquisition of Citizens First Corporation (“Citizens First”) through the merger of Citizens First with and into the Company. Immediately following completion of the Citizens First holding company merger, Citizens First's subsidiary bank, Citizen First Bank, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. Citizens First, headquartered in Bowling Green, Kentucky operated eight retail banking offices through Citizens First Bank, Inc. in Barren, Hart, Simpson and Warren Counties in Kentucky. As of the closing of the transaction, Citizens First had total assets of approximately $456.0 million, total loans of approximately $364.6 million, and total deposits of approximately $370.8 million. The Company issued approximately 1.7 million shares of its common stock, and paid approximately $15.5 million in cash, in exchange for all of the issued and outstanding shares of common stock of Citizens First.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost, less impairment with observable price changes being recognized in earnings. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of September 30, 2019, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $22,821,000 and gross unrealized losses totaled approximately $2,186,000.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2019 totaled $13,064,000, or $0.49 per share, a decline of 11% on a per share basis compared with the third quarter 2018 net income of $12,639,000, or $0.55 per share. The third quarter of 2019 results of operations included acquisition-related expenses of approximately $2,258,000 ($1,696,000 or $0.06 per share, on an after tax basis), while the third quarter of 2018 included approximately $396,000 ($317,000 or $0.01 per share, on an after tax basis).

Net income for the nine months ended September 30, 2019 totaled $43,402,000, or $1.70 per share, an increase of 10% on a per share basis compared with the first nine months of 2018 net income of $35,549,000, or $1.55 per share. The first nine months of 2019 results of operations included acquisition-related expenses of approximately $3,225,000 ($2,494,000 or $0.10 per share, on an after tax basis), while the same period of 2018 included approximately $1,486,000 ($1,183,000 or $0.05 per share, on an after tax basis).

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2019 and 2018. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$31,230	$163	2.07%	$20,745	$101	1.94%
Securities:
Taxable	554,901	3,400	2.45%	473,914	2,971	2.51%
Non-taxable	315,468	3,072	3.90%	281,879	2,855	4.05%
Total Loans and Leases(2)	3,076,931	41,008	5.29%	2,318,657	28,240	4.84%
TOTAL INTEREST EARNING ASSETS	3,978,530	47,643	4.76%	3,095,195	34,167	4.39%
Other Assets	392,849			253,739
Less: Allowance for Loan Losses	(16,268)			(15,929)
TOTAL ASSETS	$4,355,111			$3,333,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,946,219	$3,189	0.65%	$1,617,768	$2,028	0.50%
Time Deposits	725,347	3,210	1.75%	425,783	1,507	1.40%
FHLB Advances and Other Borrowings	286,587	1,934	2.68%	257,460	1,392	2.14%
TOTAL INTEREST-BEARING LIABILITIES	2,958,153	8,333	1.12%	2,301,011	4,927	0.85%
Demand Deposit Accounts	797,337			636,989
Other Liabilities	42,174			19,750
TOTAL LIABILITIES	3,797,664			2,957,750
Shareholders’ Equity	557,447			375,255
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$4,355,111			$3,333,005

COST OF FUNDS			0.83%			0.63%
NET INTEREST INCOME		$39,310			$29,240
NET INTEREST MARGIN			3.93%			3.76%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $10,030,000, or 35%, for the quarter ended September 30, 2019 compared with the same quarter of 2018.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.93% for the third quarter of 2019 compared to 3.76% during the third quarter of 2018. The tax equivalent yield on earning assets was 4.76% during the quarter ended September 30, 2019 compared to 4.39% in the same period of 2018, while the cost of funds (expressed as a percentage of average earning assets) was 0.83% during the quarter ended September 30, 2019 compared to 0.63% in the same period of 2018.

The increased level of net interest income during the third quarter of 2019 compared with the third quarter of 2018 was driven primarily by a higher level of average earning assets and an improved net interest margin. The increased level of average earning assets in the third quarter of 2019 was driven in large part by balance sheet growth through the acquisition activity during 2018 and 2019 and to a lesser degree from organic loan growth from the Company's existing branch footprint.

The improvement in the net interest margin during the third quarter of 2019 when compared with the third quarter of 2018 was positively impacted by an improvement in loan yields driven by higher short-term market interest rates and an increase in the amount of accretion on loan discounts on acquired loans, while an increase in the cost of funds negatively impacted the net interest margin. Accretion of loan discounts on acquired loans contributed approximately 20 basis points to the net interest margin on an annualized basis in the third quarter of 2019 compared with 8 basis points in the third quarter of 2018. The Company's cost of funds increased approximately 20 basis points in the third quarter of 2019 compared with the third quarter of 2018. The higher cost of funds was largely attributable to higher short-term market interest rates during much of 2019 compared with 2018.

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2019 and 2018. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$25,699	$389	2.03%	$18,852	$211	1.50%
Securities:
Taxable	546,319	10,554	2.58%	476,647	8,930	2.50%
Non-taxable	299,937	8,996	4.00%	276,944	8,362	4.03%
Total Loans and Leases(2)	2,840,435	111,350	5.24%	2,230,100	78,666	4.72%
TOTAL INTEREST EARNING ASSETS	3,712,390	131,289	4.73%	3,002,543	96,169	4.28%
Other Assets	355,759			240,450
Less: Allowance for Loan Losses	(16,265)			(15,527)
TOTAL ASSETS	$4,051,884			$3,227,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,825,643	$8,829	0.65%	$1,556,460	$4,901	0.42%
Time Deposits	668,037	8,745	1.75%	414,022	3,766	1.22%
FHLB Advances and Other Borrowings	287,599	5,752	2.67%	252,987	3,859	2.04%
TOTAL INTEREST-BEARING LIABILITIES	2,781,279	23,326	1.12%	2,223,469	12,526	0.75%
Demand Deposit Accounts	735,097			616,048
Other Liabilities	32,976			19,896
TOTAL LIABILITIES	3,549,352			2,859,413
Shareholders’ Equity	502,532			368,053
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$4,051,884			$3,227,466

COST OF FUNDS			0.84%			0.56%
NET INTEREST INCOME		$107,963			$83,643
NET INTEREST MARGIN			3.89%			3.72%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $24,183,000, or 30%, for the nine months ended September 30, 2019 compared with the same period of 2018. The tax equivalent net interest margin was 3.89% for the first nine months of 2019 compared to 3.72% during the first nine months of 2018. The tax equivalent yield on earning assets was 4.73% during the nine months ended September 30, 2019 compared to 4.28% in the same period of 2018, while the cost of funds was 0.84% during the first nine months of 2019 compared to 0.56% in the same period of 2018.

The increased level of net interest income during the first nine months of 2019 compared with the same period of 2018 was driven primarily by a higher level of average earning assets and an improved net interest margin. The increased level of average earning assets in 2019 was driven in large part by balance sheet growth through the acquisition activity during 2018 and 2019 and to a lesser degree from organic loan growth from the Company's existing branch footprint.

The improvement in the net interest margin during the nine months ended September 30, 2019 when compared with the same period of 2018 was positively impacted by an improvement in loan yields driven by higher short-term market interest rates and an increase in the amount of accretion on loan discounts on acquired loans, while an increase in the cost of funds negatively impacted the net interest margin. Accretion of loan discounts on acquired loans contributed approximately 16 basis points to the net interest margin on an annualized basis in the first nine months of 2019 compared with 6 basis points in the first nine months of 2018. The Company's cost of funds increased approximately 28 basis points in the nine months ended September 30, 2019 compared with the same period of 2018. The higher cost of funds was largely attributable to higher short-term market interest rates during much of 2019 compared with 2018.

Provision for Loan Losses:

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2019, the provision for loan losses totaled $2,800,000 compared with a $500,000 provision for loan losses during the third quarter of 2018. The provision for loan losses represented approximately 36 basis points and 9 basis points of average loans on an annualized basis in the third quarter of 2019 and 2018, respectively.

The provision for loan losses totaled $3,725,000 for the nine months ended September 30, 2019 compared to the provision of $2,070,000 during the nine months ended September 30, 2018. During the first nine months of 2019, the provision for loan loss represented approximately 17 basis points of average loans on an annualized basis compared with 12 basis points of average loans on an annualized basis during the first nine of 2018. The level of provision during all periods presented was done in accordance with the Company's standard methodology for determining the adequacy of its allowance for loan loss.

The higher level of provision for loan losses during both the three and nine month periods ended September 30, 2019 compared with the same periods of 2018 was largely attributable to a higher level of net charge-offs experienced primarily in the third quarter of 2019.

Net charge-offs totaled $3,170,000 or 41 basis points on an annualized basis of average loans outstanding during the three months ended September 30, 2019, compared with $86,000 or 1 basis point on an annualized basis of average loans outstanding during the same period of 2018. The Company realized net charge-offs of $3,679,000 or 17 basis points on an annualized basis of average loans outstanding during the nine months ended September 30, 2019, compared with net charge-offs of $1,713,000 or 10 basis points on an annualized basis of average loans outstanding during the same period of 2018. The increase in net charge-offs during the three and nine months ended September 30, 2019 was primarily attributable to a partial charge-off on a single adversely classified commercial lending relationship in the third quarter of 2019.

The provision for loan losses made during each of the three and nine month periods ended September 30, 2019 was made at a level deemed necessary by management to absorb changes in estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Non-interest Income:

During the quarter ended September 30, 2019, non-interest income totaled $12,056,000, an increase of $3,093,000, or 35%, compared with the third quarter of 2018.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Trust and Investment Product Fees	$1,885	$1,585	$300	19%
Service Charges on Deposit Accounts	2,395	1,858	537	29
Insurance Revenues	1,883	1,827	56	3
Company Owned Life Insurance	364	251	113	45
Interchange Fee Income	2,538	1,847	691	37
Other Operating Income	1,029	639	390	61
Subtotal	10,094	8,007	2,087	26
Net Gains on Sales of Loans	1,649	866	783	90
Net Gains on Securities	313	90	223	248
Total Non-interest Income	$12,056	$8,963	$3,093	35

Trust and investment product fees increased $300,000, or 19%, during the third quarter of 2019 compared with the third quarter of 2018. The increase was largely attributable to increased assets under management in the Company's wealth management segment.

Service charges on deposit accounts increased $537,000, or 29%, during the third quarter of 2019 compared with the third quarter of 2018. The increase during the third quarter of 2019 compared with the third quarter of 2018 was largely attributable to the acquisitions completed during the fourth quarter of 2018 and third quarter of 2019.

Interchange fees increased $691,000, or 37%, during the third quarter of 2019 compared with the third quarter of 2018. The increase during the third quarter of 2019 compared with the third quarter of 2018 was largely attributable to the acquisitions completed during fourth quarter of 2018 and third quarter of 2019.

Other operating income increased $390,000, or 61%, during the quarter ended September 30, 2019 compared with the third quarter of 2018. The increase was largely attributable to to fees associated with interest rate swap transactions with loan customers.

Net gains on sales of loans increased $783,000, or 90%, during the third quarter of 2019 compared with the third quarter of 2018. The increase in the net gain on sales of loans during the three months ended September 30, 2019 compared with the same period of 2018 was largely attributable to a higher volume of loans sold. Loan sales for the third quarter of 2019 totaled $60.1 million compared with $37.6 million during the third quarter of 2018.

During the third quarter of 2019, the Company realized a net gain on the sale of securities of $313,000 compared with gains of $90,000 on sales of securities during the third quarter of 2018.

During the nine months ended September 30, 2019, non-interest income totaled $34,223,000, an increase of $6,886,000, or 25%, compared with the first nine months of 2018.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Trust and Investment Product Fees	$5,365	$5,035	$330	7%
Service Charges on Deposit Accounts	6,319	4,972	1,347	27
Insurance Revenues	7,017	6,453	564	9
Company Owned Life Insurance	1,552	823	729	89
Interchange Fee Income	6,965	5,043	1,922	38
Other Operating Income	2,361	2,156	205	10
Subtotal	29,579	24,482	5,097	21
Net Gains on Sales of Loans	3,660	2,421	1,239	51
Net Gains on Securities	984	434	550	127
Total Non-interest Income	$34,223	$27,337	$6,886	25

Trust and investment product fees increased $330,000, or 7%, during the nine months ended September 30, 2019 compared with the same period of 2018. The increase was largely attributable to increased assets under management in the Company's wealth management segment.

Service charges on deposit accounts increased $1,347,000, or 27%, during the first nine months of 2019 compared with the first nine months of 2018. The increase during 2019 compared with 2018 was largely attributable to the acquisitions completed during 2018 and 2019.

Insurance revenues increased $564,000, or 9%, during the first nine months of 2019, compared with the same period of 2018 primarily due to increased commercial lines insurance revenue and increased contingency revenue. Contingency revenue during the first nine months of 2019 totaled $1,375,000 compared with $1,218,000 during the same period of 2018. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Company owned life insurance revenue increased $729,000, or 89%, during the nine months ended September 30, 2019, compared with the first nine months of 2018. The increase was largely related to death benefits of $554,000 received from life insurance policies during the first quarter of 2019 with additional increases resulting form the acquisitions completed during 2018 and 2019.

Interchange fees increased $1,922,000, or 38%, during the first nine months of 2019 compared with the first nine months of 2018. The increase during 2019 compared with 2018 was largely attributable to increased card utilization by customers and the acquisitions completed during 2018 and 2019.

Net gains on sales of loans increased $1,239,000, or 51%, during the first nine months of 2019 compared with the first nine months of 2018. The increase in the net gain on sales of loans during the nine months ended September 30, 2019 compared with the same period 2018 was largely attributable to the higher volume of loans sold. Loan sales totaled $128.8 million during the first nine months of 2019 and $99.5 million during the first nine months of 2018.

During the first nine months of 2019, the Company realized a net gain on the sale of securities of $984,000 compared with $434,000 of gains on sales of securities during the first nine months of 2018.

Non-interest Expense:

During the quarter ended September 30, 2019, non-interest expense totaled $31,961,000, an increase of $10,385,000, or 48%, compared with the third quarter of 2018. The increase in the third quarter of 2019 was largely impacted by the inclusion of operating expenses related to the bank acquisitions completed during the fourth quarter of 2018 and third quarter of 2019. In addition, the third quarter of 2019 included acquisition-related expenses of $2,258,000 while the third quarter of 2018 included acquisition-related expenses of approximately $396,000.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Salaries and Employee Benefits	$17,579	$12,134	$5,445	45%
Occupancy, Furniture and Equipment Expense	3,751	2,738	1,013	37
FDIC Premiums	—	324	(324)	(100)
Data Processing Fees	2,860	1,309	1,551	118
Professional Fees	1,324	793	531	67
Advertising and Promotion	1,054	851	203	24
Intangible Amortization	1,064	430	634	147
Other Operating Expenses	4,329	2,997	1,332	44
Total Non-interest Expense	$31,961	$21,576	$10,385	48

Salaries and benefits increased $5,445,000, or 45%, during the quarter ended September 30, 2019 compared with the third quarter of 2018. The increase in salaries and benefits during the third quarter of 2019 compared with the third quarter of 2018 was primarily attributable to an increased number of full-time equivalent employees due in large part to the acquisition transactions completed during the fourth quarter of 2018 and third quarter of 2019. The third quarter of 2019 also included approximately $695,000 of acquisition-related salary and benefit costs of a non-recurring nature.

Occupancy, furniture and equipment expense increased $1,013,000, or 37%, during the third quarter of 2019 compared with the third quarter of 2018. The increase during the third quarter of 2019 compared with the third quarter of 2018 was primarily due to operating costs related to the previously discussed acquisitions completed during the fourth quarter of 2018 and third quarter of 2019.

FDIC premiums declined $324,000, or 100%, during the third quarter of 2019 compared with the third quarter of 2018. The decline in FDIC premiums is attributable to credits received from the FDIC during the third quarter of 2019. The credits received were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Data processing fees increased $1,551,000, or 118%, during the third quarter of 2019 compared with the third quarter of 2018. The increase in data processing fees during the third quarter of 2019 compared with the third quarter of 2018 was largely related to acquisition-related costs which totaled approximately $999,000 during the third quarter of 2019, and to the on-going operating costs associated with the acquisitions completed during the fourth quarter of 2018 and third quarter of 2019.

Professional fees increased $531,000, or 67%, during the third quarter of 2019 compared with the third quarter of 2018. The increase in professional fees during the third quarter of 2019 compared with the same period of 2018 was partially related to the acquisition of Citizens First. Merger and acquisition related professional fees totaled approximately $401,000 during the third quarter of 2019 compared to $248,000 during the third quarter of 2018.

Intangible amortization increased $634,000, or 147%, during the quarter ended September 30, 2019 compared with the third quarter of 2018. The increase in intangible amortization was attributable to the acquisitions completed during the fourth quarter 2018 and third quarter of 2019.

Other operating expenses increased $1,332,000, or 44%, during the third quarter of 2019 compared with the third quarter of 2018. The increase during the third quarter of 2019 compared with the third quarter of 2018 was largely attributable to the operating costs related to the acquisitions completed in the fourth quarter of 2018 and third quarter of 2019.

During the nine months ended September 30, 2019, non-interest expense totaled $84,338,000, an increase of $20,599,000, or 32%, compared with the first nine months of 2018. The increase in the first nine months of 2019 was largely impacted by the inclusion of operating expenses related to the branch acquisition completed during the second quarter of 2018 as well as operating expenses related to the bank acquisitions completed in the fourth quarter of 2018 and third quarter of 2019. Also impacting the increase were acquisition-related expenses of $3,225,000 during the first nine months of 2019 compared with $1,486,000 of acquisition-related expenses during the first nine months of 2018.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2019	2018	Change	Change
Salaries and Employee Benefits	$46,740	$36,279	$10,461	29%
Occupancy, Furniture and Equipment Expense	10,182	7,674	2,508	33
FDIC Premiums	533	799	(266)	(33)
Data Processing Fees	6,246	3,834	2,412	63
Professional Fees	3,825	3,025	800	26
Advertising and Promotion	2,860	2,409	451	19
Intangible Amortization	2,709	942	1,767	188
Other Operating Expenses	11,243	8,777	2,466	28
Total Non-interest Expense	$84,338	$63,739	$20,599	32

Salaries and benefits increased $10,461,000, or 29%, during the nine months ended September 30, 2019 compared with the first nine months of 2018. The increase in salaries and benefits during the first nine months of 2019 compared with the first nine months of 2018 was primarily attributable to an increased number of full-time equivalent employees due primarily to the acquisition transactions completed during 2018 and 2019. The first nine months of 2019 included approximately $707,000 of acquisition-related salary and benefit costs of a non-recurring nature.

Occupancy, furniture and equipment expense increased $2,508,000, or 33%, during the first nine months of 2019 compared with the same period of 2018. The increase during 2019 compared with 2018 was due to operating costs related to the acquisitions completed during 2018 and 2019.

FDIC premiums declined $266,000, or 33%, during the first nine months of 2019 compared with the same period of 2018. The decline in FDIC premiums is attributable to credits received from the FDIC during the third quarter of 2019. The credits received were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Data processing fees increased $2,412,000, or 63%, during the first nine months of 2019 compared with the same period of 2018. The increase in data processing fees during 2019 compared with 2018 was largely related to acquisition-related costs which totaled approximately $1,233,000 during 2019 and to the on-going operating costs associated with the acquisitions completed during 2018 and 2019. Acquisition-related costs totaled $334,000 during the first nine months of 2018.

Professional fees increased $800,000, or 26%, during the first nine months of 2019 compared with the same period of 2018. The increase in professional fees during the first nine months of 2019 compared with 2018 was largely related to increased legal and other professional fees. Merger and acquisition related professional fees totaled approximately $1,115,000 during the first nine months of 2019 compared to $1,008,000 during the first nine months of 2018.

Intangible amortization increased $1,767,000, or 188%, during the nine months ended September 30, 2019 compared with the first nine months of 2018. The increase in intangible amortization was attributable to the previously discussed acquisitions completed during 2018 and 2019.

Other operating expenses increased $2,466,000, or 28%, during the first nine months of 2019 compared with the first nine months of 2018. The increase during 2019 compared with 2018 was largely attributable to the operating costs related to the acquisitions completed in 2018 and 2019.

Income Taxes:

The Company’s effective income tax rate was 17.7% and 18.1%, respectively, during the three months ended September 30, 2019 and 2018. The Company’s effective income tax rate was 16.5% and 17.6%, respectively, during the nine months ended September 30, 2019 and 2018. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $4.356 billion at September 30, 2019, representing an increase of $426.8 million, or 14% on an annualized basis, compared with December 31, 2018. The increase in total assets as of September 30, 2019 compared to December 31, 2018 was driven largely by the acquisition of Citizens First.

At September 30, 2019 total loans increased $329.0 million, or 16% on an annualized basis, compared with December 31, 2018. The increase during the first nine months of 2019 was driven by the acquisition of Citizens First. As of September 30, 2019, outstanding loans from the Citizens First acquisition totaled approximately $337.5 million.

End of Period Loan Balances: (dollars in thousands)	September 30, 2019	December 31, 2018	Current Period Change
Commercial and Industrial Loans and Leases	$579,152	$543,761	$35,391
Commercial Real Estate Loans	1,477,204	1,208,646	268,558
Agricultural Loans	386,685	365,208	21,477
Home Equity and Consumer Loans	305,027	285,534	19,493
Residential Mortgage Loans	312,674	328,592	(15,918)
Total Loans	$3,060,742	$2,731,741	$329,001

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	September 30, 2019	December 31, 2018
Commercial and Industrial Loans and Leases	$4,603	$2,953
Commercial Real Estate Loans	4,300	5,291
Agricultural Loans	5,352	5,776
Home Equity and Consumer Loans	612	649
Residential Mortgage Loans	362	472
Unallocated	640	682

Total Allowance for Loan Loss	$15,869	$15,823

The Company’s allowance for loan losses totaled $15.9 million at September 30, 2019 compared to $15.8 million at December 31, 2018. The allowance for loan losses represented 0.52% of period-end loans at September 30, 2019 compared with 0.58% of period-end loans at December 31, 2018. From time to time, the Company has acquired loans through bank and branch acquisitions with the most recent being the Citizens First acquisition during the third quarter of 2019, the First Security acquisition during the fourth quarter of 2018 and a five-branch acquisition in the second quarter of 2018. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a net discount on acquired loans of $22.9 million at September 30, 2019 and $19.5 million at December 31, 2018.

The following is an analysis of the Company’s non-performing assets at September 30, 2019 and December 31, 2018:

Non-performing Assets: (dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual Loans	$13,512	$12,579
Past Due Loans (90 days or more)	—	633
Total Non-performing Loans	13,512	13,212
Other Real Estate	625	286
Total Non-performing Assets	$14,137	$13,498

Restructured Loans	$117	$121

Non-performing Loans to Total Loans	0.44%	0.48%
Allowance for Loan Loss to Non-performing Loans	117.44%	119.76%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Commercial and Industrial Loans and Leases	$6,229	$2,430	$—	$—
Commercial Real Estate Loans	3,695	6,833	—	364
Agricultural Loans	2,226	1,449	—	269
Home Equity Loans	78	88	—	—
Consumer Loans	80	162	—	—
Residential Mortgage Loans	1,204	1,617	—	—
Total	$13,512	$12,579	$—	$633

Non-performing assets totaled $14.1 million at September 30, 2019 compared to $13.5 million at December 31, 2018. Non-performing assets represented 0.32% and 0.34% of total assets at September 30, 2019 and December 31, 2018, respectively. Non-performing loans totaled $13.5 million at September 30, 2019 compared to $13.2 million at December 31, 2018. Non-performing loans represented 0.44% of total loans at September 30, 2019 compared to 0.48% at December 31, 2018.

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

September 30, 2019 total deposits increased $358.7 million, or 16% on an annualized basis, compared with December 31, 2018. The increase during the first nine months of 2019 was driven by the acquisition of Citizens First. As of September 30, 2019, deposits from the Citizens First acquisition totaled approximately $358.6 million.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2019	December 31, 2018	Current Period Change
Non-interest-bearing Demand Deposits	$827,259	$715,972	$111,287
Interest-bearing Demand, Savings, & Money Market Accounts	1,910,395	1,768,177	142,218
Time Deposits < $100,000	323,746	249,309	74,437
Time Deposits of $100,000 or more	369,886	339,174	30,712
Total Deposits	$3,431,286	$3,072,632	$358,654

Capital Resources:

As of September 30, 2019, shareholders’ equity increased by $104.3 million to $562.9 million compared with $458.6 million at year-end 2018. The increase in shareholders' equity was in large part attributable to the issuance of the Company's common shares in the acquisition of Citizens First. Approximately 1.7 million shares were issued to Citizens First shareholders resulting in an increase to shareholders' equity of $50.0 million. The increase in shareholders' equity was also attributable to an increase of $30.3 million in retained earnings and an increase of $23.0 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 12.9% of total assets at September 30, 2019 and 11.7% of total assets at December 31, 2018. Shareholders’ equity included $133.8 million of goodwill and other intangible assets at September 30, 2019 compared to $113.6 million of goodwill and other intangible assets at December 31, 2018.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer was phased in from 0.00% in 2015 to 2.50% in 2019. For September 30, 2019, the capital conservation buffer was 2.50% and for December 31, 2018, the capital conservation buffer was 1.875%. At September 30, 2019, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2019 Ratio	12/31/2018 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	14.10%	12.36%	8.00%	N/A
Bank	13.06%	12.37%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.48%	11.85%	6.00%	N/A
Bank	12.60%	11.86%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.03%	11.48%	4.50%	N/A
Bank	12.60%	11.86%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.24%	9.75%	4.00%	N/A
Bank	10.35%	9.78%	4.00%	5.00%

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $7.4 million during the nine months ended September 30, 2019 ending at $89.1 million.  During the nine months ended September 30, 2019, operating activities resulted in net cash inflows of $45.8 million. Investing activities resulted in net cash inflows of $62.6 million during the nine months ended September 30, 2019.  Financing activities resulted in net cash outflows for the nine months ended September 30, 2019 of $115.8 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2019, the parent company had approximately $27.9 million of cash and cash equivalents available to meet its cash flow needs.

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

On June 25, 2019, in connection with the sale and issuance of the Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, the Company completed on November 4, 2019, an offer to exchange its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029, which were registered under the Securities Act of 1933, as amended, for any and all of the outstanding Notes, with beneficial owners holding an aggregate principal amount of $36.5 million electing to participate in the exchange.

The Notes, including the registered exchange notes, were issued under an Indenture, dated June 25, 2019 (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

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

Interest Rate Sensitivity as of September 30, 2019 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$149,938	(0.84)%
+1%	151,043	(0.11)%
Base	151,211	—
-1%	149,630	(1.05)%
-2%	143,543	(5.07)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2019 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2019 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$502,963	(3.27)%	12.43%	13 b.p.
+1%	517,654	(0.44)%	12.50%	20 b.p.
Base	519,941	—	12.30%	—
-1%	497,140	(4.39)%	11.56%	(74) b.p.
-2%	440,173	(15.34)%	10.09%	(221) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2019	—	—	—	409,184
August 2019	—	—	—	409,184
September 2019	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through September 30, 2019 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended September 30, 2019.

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

3.2	Amended and Restated Bylaws of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed October 4, 2019 (SEC File No. 001-15877).
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

10.1
Form of Subordinated Note Purchase Agreement, dated as of June 25, 2019, by and among German American Bancorp, Inc. and the purchasers party thereto is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2019 (SEC File No. 001-15877).

10.2
Form of Registration Rights Agreement, dated as of June 25, 2019, by and among German American Bancorp, Inc. and the purchasers party thereto is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2019 (SEC File No. 001-15877).

31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1++	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2++	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101.INS+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Note: No long-term debt instrument issued by the Registrant exceeds 10% of consolidated total assets or is registered. In accordance with paragraph 4 (iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

+Filed with this Report (other than through incorporation by reference to other disclosures or exhibits).

++Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 8, 2019	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)