Form 10-K
period 2019-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2020-03-02
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

Commission File Number 001-15877

GERMAN AMERICAN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1547518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Main Street,	Box 810,	Jasper,	Indiana	47546
(Address of Principal Executive Offices)				(Zip Code)
Registrant’s telephone number, including area code: (812) 482-1314

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	GABC	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑	Yes	☐	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐	Yes	☑	No

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

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2019 was approximately $703,623,038. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 20, 2020, there were outstanding 26,671,368 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 21, 2020, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2019

GLOSSARY OF TERMS AND ACRONYMS
As used in this Report, references to “Company,” “we,” “our,” “us,” and similar terms refer to German American Bancorp, Inc. and its consolidated subsidiaries as a whole. Occasionally, we will refer to the term “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc. and the term “Bank” when we mean to refer only to German American Bank, the Company’s bank subsidiary.
The terms and acronyms identified below are used throughout this Report, including the Notes to Consolidated Financial Statements. You may find it helpful to refer to this Glossary as you read this Report.

2009 ESPP:	German American Bancorp, Inc. 2009 Employee Stock Purchase Plan

2009 LTI Plan:	German American Bancorp, Inc. 2009 Long-Term Equity Incentive Plan

2019 ESPP:	German American Bancorp, Inc. 2019 Employee Stock Purchase Plan

2019 LTI Plan:	German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan

AOCI:	Accumulated other comprehensive income

ASU:	Accounting Standards Update

Basel III:	Regulatory capital reforms agreed to by the Basel Committee on Banking Supervision, as reflected in the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

BHC Act:	Bank Holding Company Act of 1956, as amended

BSA:	Bank Secrecy Act (Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970)

CBLR:	Community bank leverage ratio

CECL:	Current expected credit losses

CET1:	Common Equity Tier 1 Capital

CFPB:	Consumer Financial Protection Bureau

Citizens First:	Citizens First Corporation

CMO:	Collateralized mortgage obligations

CRA:	Community Reinvestment Act of 1977

DFI:	Indiana Department of Financial Institutions

DIF:	Deposit Insurance Fund of the FDIC

Dodd-Frank Act:	Dodd-Frank Wall Street Reform and Consumer Protection Act

Economic Growth Act:	Economic Growth, Relief and Consumer Protection Act of 2018

ERISA:	Employee Retirement Income and Security Act of 1974

FASB:	Financial Accounting Standards Board

FDIC:	Federal Deposit Insurance Corporation

FDICIA:	Federal Deposit Insurance Corporation Improvements Act

FHLB:	Federal Home Loan Bank

First Security:	First Security, Inc.

FRB:	Board of Governors of the Federal Reserve System

GAAP:	Generally Accepted Accounting Principles in the United States of America

GLB Act:	Gramm-Leach-Bliley Financial Modernization Act of 1999

LIBOR:	London Interbank Offered Rate

MBS:	Mortgage-backed securities

NPV:	Net portfolio value

OCC:	Office of the Comptroller of the Currency

OFAC:	U.S. Treasury Department Office of Foreign Assets Control

OTTI:	Other-than-temporary impairment

PCAOB:	Public Company Accounting Oversight Board (United States)

SEC:	Securities and Exchange Commission

Tax Act:	Tax Cuts and Jobs Act of 2017

USA Patriot Act:	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

PART I

Item 1. Business.

General

German American Bancorp, Inc. is a NASDAQ-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 75 banking offices in 20 contiguous southern Indiana counties, eight Kentucky counties and one county in Tennessee. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

The Company was formed in 1982 as a bank holding company under the Bank Holding Company Act of 1956, as amended. Effective September 24, 2019, the Company elected to be a “financial holding company” as permitted under the Gramm-Leach-Bliley Act of 1999, as amended. As a financial holding company, the Company is generally permitted to engage in certain otherwise prohibited nonbanking activities and certain other broader securities, insurance, merchant banking and other activities that the Board of Governors of the Federal Reserve System (the “FRB”) has determined to be “financial in nature,” or are incidental or complementary to activities that are financial in nature, without prior approval from the FRB (subject to certain exceptions). Upon becoming a financial holding company, we began operating GABC Risk Management, Inc., a wholly-owned subsidiary, as a pooled captive insurance company subsidiary to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

For further information regarding these merger and acquisition transactions, see Note 18 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 18 is incorporated into this Item 1 by reference.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The map below illustrates the locations of the Company’s 76 retail and commercial banking, insurance and investment offices as of February 20, 2020.

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

Employees

At February 20, 2020 the Company and its subsidiaries employed approximately 817 full-time equivalent employees. There are no collective bargaining agreements, and employee relations are considered to be good.

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
In September 2019, we elected to become a “financial holding company.” As a financial holding company, we are permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. These activities include underwriting and dealing in and making a market in securities (subject to certain limits and compliance procedures required by the so-called Volcker Rule provisions added by the Dodd-Frank Act, described below under “Other Aspects of the Dodd-Frank Act”), insurance underwriting, and merchant banking. Banks may also engage through financial subsidiaries in certain of the activities permitted for financial holding companies, subject to certain conditions. Upon becoming a financial holding company, we began operating GABC Risk Management, Inc., a wholly-owned subsidiary, as a pooled captive insurance company subsidiary to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act.
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
Effective January 1, 2015, we became subject to certain regulatory capital reforms agreed to by the Basel Committee on Banking Supervision (known as “Basel III”) and to certain changes required by the Dodd-Frank Act. Generally, under these rules (which were subject to certain phase-in provisions), (a) minimum requirements were increased for both the quality and quantity of capital held by banking organizations, (b) stricter criteria are applied in determining the eligibility for inclusion in regulatory capital of capital instruments (other than common equity), and (c) the methodology for calculating risk-weighted assets was changed. As of January 1, 2019, the Basel III rules require, among other things:

•
a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets of 4.5%, plus a 2.5% “conservation buffer” (bringing the Common Equity Tier 1 Capital to risk-weighted assets ratio to a total of at least 7.0%);

•	a minimum ratio of Tier 1 Capital to risk-weighted assets of 6% plus the conservation buffer (which results in a minimum required total Tier 1 Capital to risk-weighted assets ratio of 8.5%);

•
a minimum ratio of Total Capital (that is, Tier 1 Capital plus instruments includable in a tier called Tier 2 Capital) to risk-weighted assets of at least 8.0% plus the conservation buffer (which results in a minimum Total Capital to risk-weighted assets ratio of 10.5%); and

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
Under the Basel III rules, we and our bank subsidiary elected to opt-out of the requirement to include AOCI in our CET1. As a result, most AOCI items will be treated, for regulatory capital purposes, in the same manner in which they were prior to Basel III.
Although banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will technically comply with minimum capital requirements under the new rules, such institutions will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to, among other things: (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL. Estimating our allowance for credit losses is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements. We are currently finalizing the estimate of expected credit losses in order to record a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of 2020, the first reporting period in which the new standard is effective. For the current estimated range of the increase to our allowance for credit losses and other information relating to the CECL model, please see “Accounting Guidance Issued But Not Yet Adopted” under Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.
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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank throughout 2019 was well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $14.6 million of such brokered deposits at December 31, 2019. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2019, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2019, see Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.
On October 29, 2019, the FRB, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (“CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018 (the “Economic Growth Act”). Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, would be eligible to opt-in to the CBLR framework. The community bank leverage ratio is the ratio of a banking organization’s Tier 1 Capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. If this election is made, the Company and the Bank would satisfy their regulatory capital standards by calculating and reporting the community bank leverage ratio instead of the risk-weighted capital ratios and minimum leverage ratio currently required and would be deemed “well-capitalized” under the FRB’s and FDIC’s Prompt Corrective Action rules so long as they continue to satisfy the qualifying criteria of the CBLR framework. The Company has not yet decided whether it will take advantage of the new CBLR framework or will continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bank), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2019, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $80 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders’ Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
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
On December 10, 2013, five financial regulatory agencies, including the FRB and FDIC, adopted final rules implementing the so-called Volcker Rule added to banking law by Section 619 of the Dodd-Frank Act. These final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). Community banks like the Bank have been afforded some relief under these final rules from onerous compliance obligations created by the rules; if banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Economic Growth Act also served to raise the threshold of banks subject to the Volcker Rule to only those with more than $10 billion in assets. Although we do not yet meet that threshold, even if we were subject to it, we do not expect that the Volcker Rule would have any material financial implications on us or our investments or activities.
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
A major focus of governmental policy on financial institutions is combating money laundering and terrorist financing. The Bank Secrecy Act (the “BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, and mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program, and are required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. The Bank is also required to (1) identify and verify, subject to certain exceptions, the identity of the beneficial owners of all legal entity customers at the time a new account is opened, and (2) include, in its anti-money laundering program, risk-based procedures for conducting ongoing customer due diligence, which must include procedures that: (a) assist in understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile, and (b) require ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information.
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
In addition, each FDIC insured institution has been required to pay to the FDIC an assessment on the institution’s total assets less tangible capital in order to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. With the Financing Corporation having made its final bond payment in September 2019, the Bank made its last assessment payment, which was equal to a per annum rate of 0.12 basis points, in March 2019.
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

•	factors driving impairment charges on investments;

•	the impact, extent and timing of technological changes;

•	potential cyber-attacks, information security breaches and other criminal activities;

•	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

•	actions of the FRB;

•	the possible effects of the replacement of the London Interbank Offering Rate (LIBOR);

•	changes in accounting principles and interpretations, including the impact of the new current expected credit loss (CECL) standard;

•	potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;

•	actions of the regulatory authorities under the Dodd-Frank Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms;

•	impacts resulting from possible amendments or revisions to the Dodd-Frank Act and the regulations promulgated thereunder, or to CFPB rules and regulations; and

•	the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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

The Dodd-Frank Act (discussed in "Business - Regulation and Supervision" of Item 1 above) has resulted in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. Many of these provisions remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Accordingly, we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally. However, the Dodd-Frank Act and the regulations promulgated thereunder have imposed additional administrative and regulatory burdens that obligate us to incur additional expenses (which adversely affect our margins and profitability) and increase the risk that we might not comply in all respects with the new requirements. Further, the CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

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

We are required to maintain certain minimum amounts and types of capital and may be subject to more stringent capital requirements in the future. A failure to meet applicable capital requirements could have an adverse effect on us.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, banking regulators change these capital adequacy guidelines. For example, as a result of the recently implemented “Basel III” capital reforms required by the Dodd-Frank Act, we are now required to satisfy additional, more stringent, capital adequacy standards than we had in the past. See “Business - Regulation and Supervision, Capital Requirements” of Item 1 above for additional information. We currently satisfy the well-capitalized and capital conservation standards set forth in Basel III, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards. However, a failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends. Higher capital levels could also lower our return on equity.
As discussed under “Business - Regulation and Supervision Prompt, Corrective Action Classifications” of Item I above, effective as of January 1, 2020, the Company and the Bank became eligible to opt-in to the CBLR framework, as provided for by the

Economic Growth Act, because they satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%. The community bank leverage ratio is the ratio of a banking organization’s “CBLR tier 1 capital” to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. If this election is made, the Company and the Bank would satisfy their regulatory capital standards by calculating and reporting the community bank leverage ratio instead of the risk-weighted capital ratios and minimum leverage ratio currently required and would be deemed “well-capitalized” under the FRB’s and FDIC’s Prompt Corrective Action rules so long as they continue to satisfy the qualifying criteria of the CBLR framework. The Company has not yet decided whether it will take advantage of the new CBLR framework or will continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under applicable guidelines.
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

Our allowance for loan losses may not be adequate to cover actual losses.

We maintain an allowance for loan losses to cover probable, incurred credit losses. The determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on other classified loans and pools of homogeneous loans, and consideration of past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors, all of which may be susceptible to significant change. Although our management has established an allowance for loan losses that it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, this allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for loan losses.
The impact of adopting the new accounting standard for recording the allowance for credit losses is uncertain.
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. This standard became effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.
ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As of the beginning of the first reporting period in which the new standard is effective, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, since this ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The Company currently estimates an increase to the allowance for credit losses of approximately $12 million to $20 million upon adoption, which is primarily related to our acquired loan portfolio. This estimate and the ongoing impact of adopting this ASU are dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements. The transition adjustment to record the allowance for credit losses, which remains subject to further review and analysis by our management team, may fall outside of our estimated increase based on material changes in these factors.
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to, among other things: (i) address the upcoming implementation of the CECL accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL. The Company anticipates adopting the capital transition relief over the permissible three-year period.

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

Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.
The banking and financial services business in our markets is highly competitive.

We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets, many of which compete with us via Internet and other electronic product and service offerings. In addition, banking and other financial services competitors (including newly organized companies) that are not currently represented by physical locations within our geographic markets could establish office facilities within our markets, including through their acquisition of existing competitors. In December 2016, the OCC announced its intent to make special purpose national bank charters available to financial technology companies. While the agency issued a draft supplement to its licensing manual in March 2017, providing more details on how companies applying for such charters would be evaluated, the OCC has not given any definitive indication as to whether or not it intends to move forward in making such special purpose charters available to financial technology companies. In any event, developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also “Business - Competition” and “Business - Regulation and Supervision” under Item 1 of Part I of this Report.

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

We may be adversely affected by changes in tax laws.
The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017, reduced the federal tax rate for corporations from 35% to 21%. While our earnings have been positively impacted by the rate reduction and the resulting increase in economic activity, the Tax Act also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes. Given the current economic and political environment and ongoing budgetary pressures, the enactment of further new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 59 other locations in Southern Indiana, 18 in Kentucky, and one in Tennessee of which 56 are owned by the Company and 23 are leased from third parties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

German American Bancorp, Inc.’s stock is traded on the Nasdaq Global Select Market under the symbol GABC.

The Common Stock was held of record by approximately 3,865 shareholders at February 20, 2020.

Transfer Agent:	Computershare Priority Processing 462 South 4th Street Louisville, KY 40202-3467 Contact: Shareholder Relations (800) 884-4225	Shareholder Information and Corporate Office:	Terri A. Eckerle German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2019, the stocks of which have been traded on an established securities market (NYSE, NYSE American or Nasdaq) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2019 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., Old National Bancorp, Horizon Bancorp, MutualFirst Financial, Inc., First Internet Bancorp, and First Savings Financial Corp. First Savings Financial Corp was added to the Indiana Bank Peer Group for the first time in this Annual Report on Form 10-K as a result of converting to a bank holding company effective December 19, 2014, and otherwise meeting the above criteria. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Stock Repurchase Program Information

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2019	—	—	—	409,184
November 2019	—	—	—	409,184
December 2019	—	—	—	409,184

(1) On April 26, 2001, the Company announced that its Board of Directors had approved a stock repurchase program for up to 911,631 of its outstanding common shares, of which the Company had purchased 502,447 common shares through December 31, 2019 (both such numbers adjusted for subsequent stock dividends). The Board of Directors established no expiration date for this program. The Company purchased no shares under this program during the quarter ended December 31, 2019.

On January 27, 2020, the Company’s Board of Directors terminated the 2001 repurchase program and approved a new plan to repurchase up to one million shares of the Company’s outstanding common stock. The Company is not obligated to purchase any shares under the 2020 repurchase plan. No expiration date has been established for the 2020 plan and the Board may discontinue it at any time.

Equity Compensation Plan Information

The Company maintains three equity incentive plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 2009 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”) and its 2019 Employee Stock Purchase Plan (the "2019 ESPP"). Each of these plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	(a)	1,734,824	(b)
Equity compensation plans not approved by security holders	—		—		—
Total	—		$—		1,734,824

(a)
On December 31, 2019, participants under the 2019 ESPP exercised options to purchase 5,815 Common Shares at the purchase price of $33.84 per share. The Company settled the option exercises in January 2020 with shares purchased on the open market.

(b)
Represents 750,000 shares at December 31, 2019 that the Company may in the future issue to employees under the 2019 ESPP (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 984,824 shares that were available for grant or issuance at December 31, 2019 under the 2019 LTI Plan. As stated in note (a) above, the Company settled certain option exercises in January 2020 with shares purchased on the open market. The issuance of such reacquired shares will result in a 5,815 share reduction in the amount remaining available for future issuance.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 (Shareholders' Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 6. Selected Financial Data.

The following selected data should be read in conjunction with the consolidated financial statements and related notes that are included in Item 8 of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report (dollars in thousands, except per share data). Year-to-year financial information comparability is affected by the acquisition accounting treatment for mergers and acquisitions, including but not limited to the Company's acquisition of River Valley Bancorp effective March 1, 2016, the acquisition of five branches from First Financial Bancorp effective May 18, 2018, the acquisition of First Security, Inc. effective October 15, 2018, and the acquisition of Citizens First Corporation effective July 1, 2019.

	2019	2018	2017	2016	2015
Summary of Operations:
Interest Income	$176,474	$133,749	$111,030	$103,365	$81,620
Interest Expense	31,249	19,139	11,121	8,461	6,068
Net Interest Income	145,225	114,610	99,909	94,904	75,552
Provision for Loan Losses	5,325	2,070	1,750	1,200	—
Net Interest Income after Provision For Loan Losses	139,900	112,540	98,159	93,704	75,552
Non-interest Income	45,501	37,070	31,854	32,013	27,444
Non-interest Expense	114,162	93,553	77,803	76,587	61,326
Income before Income Taxes	71,239	56,057	52,210	49,130	41,670
Income Tax Expense	12,017	9,528	11,534	13,946	11,606
Net Income	$59,222	$46,529	$40,676	$35,184	$30,064

Year-end Balances:
Total Assets	$4,397,672	$3,929,090	$3,144,360	$2,955,994	$2,373,701
Total Loans, Net of Unearned Income	3,077,091	2,728,059	2,141,638	1,989,955	1,564,347
Total Deposits	3,430,021	3,072,632	2,484,052	2,349,551	1,826,376
Total Long-term Debt	181,950	126,635	141,717	120,560	95,606
Total Shareholders’ Equity	573,820	458,640	364,571	330,267	252,348

Average Balances:
Total Assets	$4,128,535	$3,380,409	$3,002,695	$2,841,096	$2,267,555
Total Loans, Net of Unearned Income	2,899,939	2,339,089	2,036,717	1,904,779	1,483,752
Total Deposits	3,293,934	2,716,712	2,395,146	2,249,892	1,825,913
Total Shareholders’ Equity	519,010	385,476	350,913	321,520	241,018

Per Share Data:
Net Income (1)	$2.29	$1.99	$1.77	$1.57	$1.51
Cash Dividends	0.68	0.60	0.52	0.48	0.45
Book Value at Year-end	21.51	18.37	15.90	14.42	12.67
Tangible Book Value Per Share (2)	16.49	13.81	13.45	11.94	11.57

Other Data at Year-end:
Number of Shareholders	3,672	3,705	3,459	3,513	3,343
Number of Employees	821	747	621	605	479
Weighted Average Number of Shares (1)	25,824,538	23,381,616	22,924,726	22,391,115	19,888,374

Selected Performance Ratios:
Return on Assets	1.43%	1.38%	1.35%	1.24%	1.33%
Return on Equity	11.41%	12.07%	11.59%	10.94%	12.47%
Equity to Assets	13.05%	11.67%	11.59%	11.17%	10.63%
Dividend Payout	29.64%	30.25%	29.11%	30.21%	29.97%
Net Charge-offs (Recoveries) to Average Loans	0.17%	0.08%	0.04%	0.04%	0.03%
Allowance for Loan Losses to Loans	0.53%	0.58%	0.73%	0.74%	0.92%
Net Interest Margin	3.92%	3.75%	3.76%	3.75%	3.70%

(1) Share and Per Share Data includes the dilutive effect of stock options.

(2) Tangible Book Value per Share is defined as Total Shareholders' Equity less Goodwill and Other Intangible Assets divided by End of Period Shares Outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. (the "Company") is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. The Company, through its banking subsidiary German American Bank, operates 75 banking offices in 20 contiguous southern Indiana counties, eight Kentucky counties and one county in Tennessee. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

The Company was formed in 1982 as a bank holding company under the Bank Holding Company Act of 1956, as amended. Effective September 24, 2019, the Company elected to be a “financial holding company” as permitted under the Gramm-Leach-Bliley Act of 1999, as amended. As a financial holding company, the Company is generally permitted to engage in certain otherwise prohibited nonbanking activities and certain other broader securities, insurance, merchant banking and other activities that the Board of Governors of the Federal Reserve System (the “FRB”) has determined to be “financial in nature,” or are incidental or complementary to activities that are financial in nature, without prior approval from the FRB (subject to certain exceptions). Upon becoming a financial holding company, the Company began operating GABC Risk Management, Inc., a wholly-owned subsidiary, as a pooled captive insurance company subsidiary to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2017 through 2019 and its financial condition as of December 31, 2018 and 2019. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW

Net income for the year ended December 31, 2019 totaled $59,222,000, or $2.29 per share, an increase of $12,693,000, or approximately 15% on a per share basis, from the year ended December 31, 2018 net income of $46,529,000, or $1.99 per share.

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

Net income for both 2018 and 2019 was impacted by merger and acquisition activity. The year ended December 31, 2019 included acquisition-related expenses of approximately $3,360,000 (approximately $2,594,000 or $0.10 per share, on an after tax basis). The year ended December 31, 2018 included acquisition-related expenses of approximately $4,592,000 (approximately $3,526,000 or $0.15 per share, on an after tax basis).

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

For further information regarding these merger and acquisition transactions, see Note 18 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

General allocations are made for commercial and agricultural loans that are graded as substandard and special mention based on migration analysis techniques to determine historical average losses for similar types of loans. The migration analysis factors are calculated using a transition matrix to determine the likelihood of a customer's asset quality rating migrating from its current rating to any other rating. General allocations are also made for other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios, judgmentally adjusted for economic, external and internal factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in experience, ability and depth of lending management and staff. In setting our external and internal factors we also consider the overall level of the allowance for loan losses to total loans; our allowance coverage as compared to similar size bank holding companies; and regulatory requirements.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. This standard became effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that reporting period.
ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As of the beginning of the first reporting period in which the new standard is effective, the Company expects to recognize a one-time cumulative effect adjustment increasing the allowance for loan losses, since this ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The Company currently estimates an increase to the allowance for credit losses of approximately $12 million to $20 million upon adoption, which is primarily related to the Company's acquired loan portfolio. This estimate and the ongoing impact of adopting this ASU are dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of the Company's loans and securities portfolios, and other management judgements. The transition adjustment to record the allowance for credit losses, which remains subject to further review and analysis by the Company's management team, may fall outside of the estimated increase based on material changes in these factors.
Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.  As of December 31, 2019, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $21,780,000 and gross unrealized losses totaled approximately $1,805,000.

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2019 totaled $59,222,000, or $2.29 per share, an increase of $12,693,000, or approximately 15% on a per share basis, from the year ended December 31, 2018 net income of $46,529,000, or $1.99 per share.

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

Net income for both 2018 and 2019 was impacted by merger and acquisition activity (see discussion above under "INTRODUCTION - Management Overview" for additional information). The year ended December 31, 2019 included acquisition-related expenses of approximately $3,360,000 (approximately $2,594,000 or $0.10 per share, on an after tax basis). The year ended December 31,

2018 included acquisition-related expenses of approximately $4,592,000 (approximately $3,526,000 or $0.15 per share, on an after tax basis).

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

During the year ended December 31, 2019, net interest income increased $30,615,000, or 27%, compared with the year ended December 31, 2018. The increased level of net interest income during 2019 compared with 2018 was driven primarily by a higher level of average earning assets resulting from the previously discussed merger and acquisition activity and improvement in the tax equivalent net interest margin.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the year ended December 31, 2019 was 3.92% compared to 3.75% in 2018. The tax equivalent yield on earning assets totaled 4.75% during 2019 compared to 4.36% in 2018, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.83% during 2019 compared to 0.61% in 2018.

The improvement in the net interest margin during 2019 compared to 2018 was related to improved earning asset yields partially offset by an increased cost of funds largely related to higher short-term market interest rates during much of 2019 compared with 2018. Also positively impacting the net interest margin was an increased level of accretion of loan discounts and recoveries on acquired loans. Accretion of loan discounts and recoveries on acquired loans contributed approximately 30 basis points to the net interest margin during 2019 and 8 basis points in 2018.

Net interest income increased $14,701,000, or 15%, for the year ended December 31, 2018 compared with 2017. The increased level of net interest income during 2018 compared with 2017 was driven primarily by a higher level of earning assets resulting from organic loan growth and merger and acquisition activity completed during 2018.

The tax equivalent net interest margin for the year ended December 31, 2018 was 3.75% compared to 3.76% in 2017. The tax equivalent yield on earning assets totaled 4.36% during 2018 compared to 4.16% in 2017, while the cost of funds totaled 0.61% during 2018 compared to 0.40% in 2017. The increased yield on earning assets and the increase in the cost of funds during 2018 were both impacted by increased short-term market interest rates.

Accretion of loan discounts on acquired loans contributed approximately 8 basis points to the net interest margin during 2018 compared with 9 basis points in 2017. The lower federal income tax rates during 2018 had an approximately 9 basis point negative impact on the Company's net interest margin and earning asset yield.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 21% was used for 2019 and 2018 while an effective tax rate of 35% was used for 2017 (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018			Twelve Months Ended December 31, 2017
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$27,166	$522	1.92%	$18,587	$308	1.65%	$12,405	$134	1.09%

Securities:
Taxable	546,191	13,910	2.55%	488,291	12,398	2.54%	482,331	10,898	2.26%
Non-taxable	305,266	12,096	3.96%	280,070	11,341	4.05%	262,654	12,697	4.83%
Total Loans and Leases (2)	2,899,939	152,836	5.27%	2,339,089	112,437	4.81%	2,036,717	92,449	4.54%

TOTAL INTEREST EARNING ASSETS	3,778,562	179,364	4.75%	3,126,037	136,484	4.36%	2,794,107	116,178	4.16%

Other Assets	366,171			270,022			223,939
Less: Allowance for Loan Losses	(16,198)			(15,650)			(15,351)

TOTAL ASSETS	$4,128,535			$3,380,409			$3,002,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,128,457	$8,643	0.77%	$969,922	$5,755	0.59%	$836,262	$2,893	0.35%
Savings Deposits and Money Market Accounts	733,160	3,406	0.46%	646,636	1,954	0.30%	606,212	1,078	0.18%
Time Deposits	670,802	11,756	1.75%	459,289	5,916	1.29%	380,316	3,123	0.82%
FHLB Advances and Other Borrowings	279,675	7,444	2.66%	257,737	5,514	2.14%	233,315	4,027	1.73%

TOTAL INTEREST-BEARING LIABILITIES	2,812,094	31,249	1.11%	2,333,584	19,139	0.82%	2,056,105	11,121	0.54%

Demand Deposit Accounts	761,515			640,865			572,356
Other Liabilities	35,916			20,484			23,321
TOTAL LIABILITIES	3,609,525			2,994,933			2,651,782

Shareholders’ Equity	519,010			385,476			350,913

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,128,535			$3,380,409			$3,002,695

COST OF FUNDS			0.83%			0.61%			0.40%

NET INTEREST INCOME		$148,115			$117,345			$105,057

NET INTEREST MARGIN			3.92%			3.75%			3.76%

(1)	Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $8,397, $3,151, and $3,216 for 2019, 2018 and 2017, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2019 compared to 2018 Increase / (Decrease) Due to (1)			2018 compared to 2017 Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$159	$55	$214	$86	$88	$174
Taxable Securities	1,474	31	1,505	136	1,365	1,501
Non-taxable Securities	1,003	(241)	762	802	(2,159)	(1,357)
Loans and Leases	28,813	11,586	40,399	14,304	5,684	19,988
Total Interest Income	31,449	11,431	42,880	15,328	4,978	20,306

Interest Expense:
Savings and Interest-bearing Demand	1,293	3,047	4,340	529	3,209	3,738
Time Deposits	3,275	2,565	5,840	747	2,046	2,793
FHLB Advances and Other Borrowings	499	1,431	1,930	452	1,035	1,487
Total Interest Expense	5,067	7,043	12,110	1,728	6,290	8,018

Net Interest Income	$26,382	$4,388	$30,770	$13,600	$(1,312)	$12,288

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet above and the discussions under the headings "USES OF FUNDS," "SOURCES OF FUNDS," and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR LOAN LOSSES

The Company provides for loan losses through regular provisions to the allowance for loan losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations required on the allowance for loan losses. Provisions for loan losses totaled $5,325,000, $2,070,000, and $1,750,000 in 2019, 2018, and 2017, respectively.

During 2019, the provision for loan loss represented approximately 18 basis points of average loans on an annualized basis. The increased level of provision during 2019 was largely related to an increased level of net charge-offs during 2019 compared with 2018. The Company realized net charge-offs of $4,870,000 or 17 basis points of average loans outstanding during 2019. The increase in net charge-offs during 2019 was primarily attributable to partial charge-offs on two adversely classified commercial lending relationship in the second half of 2019.

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

The Company’s allowance for loan losses represented 0.53% of total loans at year-end 2019 compared with 0.58% of total loans at year-end 2018. Under acquisition accounting, loans are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company’s allowance for loan losses represented 0.73% of total non-acquired loans at year-end 2019 compared with 0.77% of total non-acquired loans at year-end 2018.

Provisions for loan losses in all periods were made at levels deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provisions for loan losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other qualitative factors. Refer also to the sections entitled "CRITICAL

ACCOUNTING POLICIES AND ESTIMATES" and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for loan losses.

NON-INTEREST INCOME

During the year ended December 31, 2019, non-interest income increased $8,431,000, or 23%, from the year ended December 31, 2018. During the year ended December 31, 2018, non-interest income increased $5,216,000, or 16%, from the year ended December 31, 2017.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2019	2018	2017	2019	2018
Trust and Investment Product Fees	$7,278	$6,680	$5,272	9%	27%
Service Charges on Deposit Accounts	8,718	7,044	6,178	24	14
Insurance Revenues	8,940	8,330	7,979	7	4
Company Owned Life Insurance	2,005	1,243	1,341	61	(7)
Interchange Fee Income	9,450	7,278	4,567	30	59
Other Operating Income	3,229	2,785	2,641	16	5
Subtotal	39,620	33,360	27,978	19	19
Net Gains on Sales of Loans	4,633	3,004	3,280	54	(8)
Net Gains on Securities	1,248	706	596	77	18
TOTAL NON-INTEREST INCOME	$45,501	$37,070	$31,854	23	16

Trust and investment product fees increased $598,000, or 9%, during 2019 compared with 2018. Trust and investment product fees increased $1,408,000, or 27%, during 2018 compared with 2017. The increase in both years was primarily attributable to fees generated from increased assets under management in the Company's wealth management group.

Service charges on deposit accounts increased $1,674,000, or 24%, during 2019 compared with 2018. Service charges on deposit accounts increased $866,000, or 14%, during 2018 compared with 2017. The increase during both 2019 and 2018 compared with prior periods was positively impacted by the acquisition activity completed during 2018 and 2019.

Insurance revenues increased $610,000, or 7%, during 2019 compared with 2018. The increase during 2019 was attributable to increased commercial insurance revenue and personal insurance revenue as well as increased contingency revenue. Insurance revenues increased $351,000, or 4%, during 2018 compared with 2017 primarily due to increased contingency revenue. Contingency revenue totaled $1,375,000 in 2019 compared with $1,218,000 in 2018 and $992,000 in 2017. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Company owned life insurance revenue increased $762,000, or 61%, during 2019 compared with 2018. The increase was largely related to death benefits received from life insurance policies during 2019 with additional increases resulting from the acquisitions completed during 2018 and 2019. Company owned life insurance revenue declined $98,000, or 7%, during 2018 compared with 2017.

Interchange fees increased $2,172,000, or 30%, during 2019 compared to 2018. The increase during 2019 was largely attributable to increased card utilization by customers and the acquisition activity completed during 2018 and 2019. Interchange fees increased $2,711,000, or 59%, during 2018 compared to 2017. The increase during 2018 compared with 2017 was largely attributable to increased card utilization by customers, the acquisition activity completed during 2018 and to the adoption of the new revenue recognition standard effective January 1, 2018. While the adoption of the standard did not have a significant impact on the Company's financial results, the recording of revenue gross versus net of certain expenses, in accordance with the standard, did result in the reclassification of some expenses associated with the interchange fee revenue during 2018. The reclassification of this expense for 2018 totaled $1,244,000.

Net gains on sales of loans increased $1,629,000, or 54%, during 2019 compared with 2018. The increase in the net gain on sales of loans during 2019 compared with 2018 was largely attributable to the higher volume of loans sold. Net gains on sales of loans declined $276,000, or 8%, during 2018 compared with 2017. The decline in the net gain on sales of loans during 2018 compared with 2017 was largely attributable to lower pricing levels on loans sold. Loan sales for 2019, 2018, and 2017 totaled $185.4 million, $135.3 million, and $130.3 million, respectively.

During 2019, the Company realized net gains on the sale of securities of $1,248,000 related to the sale of approximately $81.4 million of securities. During 2018, the Company realized net gains on the sale of securities of $706,000 related to the sale of approximately $90.3 million of securities. During 2017, the Company realized net gains on the sale of securities of $596,000 related to the sale of approximately $48.3 million of securities.

NON-INTEREST EXPENSE

During 2019, non-interest expense increased $20,609,000, or 22%, compared with 2018. During 2018, non-interest expense increased of $15,750,000, or 20%, compared with 2017. The level of non-interest expenses in both 2019 and 2018 was largely impacted by the inclusion of operating expenses related to the branch acquisition completed during the second quarter of 2018 and bank acquisitions completed in the fourth quarter of 2018 and third quarter of 2019. Acquisition-related expenses of a non-recurring nature totaled $3,360,000 during 2019 and $4,592,000 during 2018.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2019	2018	2017	2019	2018
Salaries and Employee Benefits	$63,885	$51,306	$46,642	25%	10%
Occupancy, Furniture and Equipment Expense	13,776	10,877	9,230	27	18
FDIC Premiums	533	1,033	954	(48)	8
Data Processing Fees	7,927	6,942	4,276	14	62
Professional Fees	4,674	5,362	2,817	(13)	90
Advertising and Promotion	4,230	3,492	3,543	21	(1)
Intangible Amortization	3,721	1,752	942	112	86
Other Operating Expenses	15,416	12,789	9,399	21	36
TOTAL NON-INTEREST EXPENSE	$114,162	$93,553	$77,803	22	20

Salaries and benefits increased $12,579,000, or 25%, during 2019 compared with 2018. Salaries and benefits increased $4,664,000, or 10%, during 2018 compared with 2017. The increase during both 2019 and 2018 compared with prior periods was largely attributable to an increased number of full-time equivalent employees due primarily to the acquisition transactions completed during 2018 and 2019.

Occupancy, furniture and equipment expense increased $2,899,000, or 27%, during 2019 compared with 2018 and increased $1,647,000, or 18%, during 2018 compared with 2017. The increase during both 2019 and 2018 compared to prior periods was primarily due to operating costs related to the acquisition activity during 2018 and 2019.

FDIC premiums declined $500,000, or 48%, during 2019 compared with 2018. The decline in FDIC premiums is attributable to credits received from the FDIC in 2019. The credits received were due to the reserve ratio of the deposit insurance fund exceeding the FDIC's targeted levels. FDIC premiums increased $79,000, or 8%, during 2018 compared with 2017.

Data processing fees increased $985,000, or 14%, during 2019 compared with 2018 and increased $2,666,000, or 62%, during 2018 compared to 2017. The increase in data processing fees during 2019 compared with 2018 was largely related to the on-going operating costs associated with the acquisitions completed during 2018 and 2019. The increase in 2018 compared with 2017 was largely related to operating costs and non-recurring costs associated with merger and acquisition activities during 2018. Acquisition-related costs of a non-recurring nature totaled $1,235,000 during 2019 and $2,002,000 during 2018.

Professional fees declined $688,000, or 13%, during 2019 compared with 2018. The decline in professional fees during 2019 compared with 2018 was largely related to lower levels of merger and acquisition related professional fees. Merger and acquisition related professional fees totaled approximately $1,167,000 during 2019 compared to $1,738,000 during 2018. Professional fees increased $2,545,000, or 90%, during 2018 compared with 2017. The increase was primarily due to professional fees related to merger and acquisition activities which totaled $1,738,000 during 2018 and approximately $930,000 in fees related to certain contract negotiations not related to the acquisition activity.

Advertising and promotion expense increased $738,000, or 21%, in 2019 compared with 2018. The increase in advertising and promotion expense was largely related to the entry into new markets for the Company through the merger and acquisition activity during 2018 and 2019. Advertising and promotion declined $51,000, or 1%, in 2018 compared with 2017.

Intangible amortization increased $1,969,000, or 112%, during 2019 compared with 2018 and increased $810,000, or 86%, during 2018 compared with 2017. The increase in intangible amortization was attributable to the previously discussed acquisition transactions completed during 2018 and 2019.

Other operating expenses increased $2,627,000, or 21%, during 2019 compared with 2018. The increase during 2019 compared with 2018 was largely attributable to the operating costs related to the acquisitions completed in 2018 and 2019. Other operating expenses increased $3,390,000, or 36%, during 2018 compared with 2017. The increase during 2018 was largely attributable to the operating costs related to the acquisitions completed in 2018 and to the adoption of the revenue recognition standard effective January 1, 2018 and the reclassification of expenses as previously discussed. The reclassification of this expense for 2018 totaled $1,244,000.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 16.9%, 17.0%, and 22.1%, respectively, in 2019, 2018, and 2017. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

The Company's effective tax rate and provision for income tax was positively impacted during 2018 by the reduction of federal income tax rates from a statutory rate of 35% to 21% effective January 1, 2018 related to the enactment of the Tax Act during the fourth quarter of 2017. As a result of the enactment of the Tax Act, the Company revalued its deferred tax assets and deferred tax liabilities during the fourth quarter of 2017 which resulted in a net tax benefit of $2,284,000 and consequently impacted the effective tax rate for 2017 as well.

See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2019, shareholders’ equity increased by $115.2 million to $573.8 million compared with $458.6 million at year-end 2018. The increase in shareholders' equity was in part attributable to the issuance of the Company's common shares in the acquisition of Citizens First. Approximately 1.7 million shares were issued to Citizens First shareholders resulting in an increase to shareholders' equity of $50.0 million. The increase in shareholders' equity was also attributable to an increase of $41.7 million in retained earnings and an increase of $22.2 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. Shareholders’ equity represented 13.0% of total assets at December 31, 2019 and 11.7% of total assets at December 31, 2018. Shareholders’ equity included $134.0 million of goodwill and other intangible assets at December 31, 2019 compared to $113.6 million of goodwill and other intangible assets at December 31, 2018.

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company has not repurchased any shares of common stock under the 2020 repurchase plan.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer was phased in from 0.00% in 2015 to 2.50% in 2019. For December 31, 2019, the capital conservation buffer was 2.50% and for December 31, 2018, the capital conservation buffer was 1.875%. At December 31, 2019, the capital levels for the Company and its subsidiary bank remained well in excess of of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	12/31/2019 Ratio	12/31/2018 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	14.28%	12.36%	8.00%	N/A
Bank	12.82	12.37	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.67%	11.85%	6.00%	N/A
Bank	12.35	11.86	6.00	8.00%
Common Equity Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.23%	11.48%	4.50%	N/A
Bank	12.35	11.86	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.53%	9.75%	4.00%	N/A
Bank	10.27	9.78	4.00	5.00%

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to, among other things: (i) address the upcoming implementation of the CECL accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL. The Company anticipates adopting the capital transition relief over the permissible three-year period.

USES OF FUNDS

LOANS

December 31, 2019 total loans increased $350.2 million, or 13%, compared with December 31, 2018. Loan growth during 2019 was impacted in each quarterly period by elevated large pay-offs within the agricultural and commercial loan portfolios. The majority of the increase in outstanding loans as of December 31, 2019 compared with December 31, 2018 was attributable to the acquisition of Citizens First. As of December 31, 2019, outstanding loans from the Citizens First acquisition totaled approximately $320.3 million.

December 31, 2018 total loans increased $586.7 million compared with year-end 2017. The increase in outstanding loans was largely impacted by the acquisitions completed during 2018. As of December 31, 2018, outstanding loans from the First Security transaction, which closed in October 2018, totaled $374.5 million. At December 31, 2018, the loans acquired as a part of the branch acquisition, which closed in May 2018, totaled $106.0 million.

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2019. The portfolio is most heavily concentrated in commercial real estate loans at 49% of the portfolio. The Company’s exposure to non-owner occupied commercial real estate, including multi-family housing, was limited to approximately 32% of the total loan portfolio at year-end 2019. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company also continues to have only limited exposure in construction and development lending with this segment representing approximately 6% of the total loan portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial and Industrial Loans and Leases	$589,758	$543,761	$486,668	$457,372	$418,154
Commercial Real Estate Loans	1,495,862	1,208,646	926,729	856,094	618,788
Agricultural Loans	384,526	365,208	333,227	303,128	246,886
Home Equity and Consumer Loans	306,972	285,534	219,662	193,520	147,931
Residential Mortgage Loans	304,855	328,592	178,733	183,290	136,316
Total Loans	3,081,973	2,731,741	2,145,019	1,993,404	1,568,075
Less: Unearned Income	(4,882)	(3,682)	(3,381)	(3,449)	(3,728)
Subtotal	3,077,091	2,728,059	2,141,638	1,989,955	1,564,347
Less: Allowance for Loan Losses	(16,278)	(15,823)	(15,694)	(14,808)	(14,438)
Loans, Net	$3,060,813	$2,712,236	$2,125,944	$1,975,147	$1,549,909

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	19%	20%	23%	23%	27%
Commercial Real Estate Loans	49%	44%	43%	43%	39%
Agricultural Loans	12%	13%	16%	15%	16%
Home Equity and Consumer Loans	10%	11%	10%	10%	9%
Residential Mortgage Loans	10%	12%	8%	9%	9%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in southern Indiana and central and western Kentucky. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a reasonable proximity of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2019, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$972,693	$1,262,651	$257,000	$2,492,344

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$435,717	$1,083,934

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2019	%	2018	%	2017	%

Federal Funds Sold and Other Short-term Investments	$43,913	5%	$32,001	4%	$23,093	3%
Obligations of State and Political Subdivisions	307,943	35	291,449	34	267,437	35
MBS/CMO - Residential	526,907	60	529,805	62	476,205	62
Equity Securities	353	n/m (1)	353	n/m (1)	353	n/m (1)
Total Securities Portfolio	$879,116	100%	$853,608	100%	$767,088	100%

(1)	n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $25.5 million, or 3%, at year-end 2019 compared with year-end 2018 and increased $86.5 million, or 11%, at year-end 2018 compared with year-end 2017. The increase during 2018 was largely attributable to the First Security acquisition. The largest component in the investment portfolio continues to be in mortgage related securities, which totaled $526.9 million and represents 60% of the total securities portfolio at December 31, 2019. The Company’s level of obligations of state and political subdivisions increased to $307.9 million or 35% of the portfolio at December 31, 2019.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Available-for-Sale	2019	2018	2017
Obligations of State and Political Subdivisions	$324,300	$294,533	$273,309
MBS/CMO - Residential	530,525	518,078	467,332
Total Securities	$854,825	$812,611	$740,641

The Company’s $854.8 million available-for-sale investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2019 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations. Equity securities do not have contractual maturities, and are excluded from the table below.

Maturities and Average Yields of Securities at December 31, 2019
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of State and Political Subdivisions	$2,512	3.19%	$19,642	4.21%	$68,972	4.21%	$216,817	4.01%
MBS/CMO - Residential	—	—%	12	3.68%	42,380	2.17%	484,515	2.47%

Total Securities	$2,512	3.19%	$19,654	4.21%	$111,352	3.43%	$701,332	2.95%

A tax-equivalent adjustment using a tax rate of 21 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2019. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”) and junior subordinated debentures, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Borrowings	$179,355	$40,573	$58,000	$25,000	$55,782
Time Deposits	631,396	473,080	130,960	27,139	217
Finance Lease Obligations	6,406	487	1,013	1,056	3,850
Operating Lease Commitments	7,762	1,713	2,738	1,937	1,374
Postretirement Benefit Payments	1,292	96	224	246	726
Total Contractual Obligations	$826,211	$515,949	$192,935	$55,378	$61,949

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2019	2018	2017	2019	2018
Demand Deposits
Non-interest-bearing	$761,515	$640,865	$572,356	19%	12%
Interest-bearing	1,128,457	969,922	836,262	16	16
Savings Deposits	293,044	254,581	233,056	15	9
Money Market Accounts	440,116	392,055	373,156	12	5
Other Time Deposits	285,208	206,864	204,371	38	1
Total Core Deposits	2,908,340	2,464,287	2,219,201	18	11
Certificates of Deposits of $100,000 or more and Brokered Deposits	385,594	252,425	175,945	53	43
FHLB Advances and Other Borrowings	279,675	257,737	233,315	9	10
Total Funding Sources	$3,573,609	$2,974,449	$2,628,461	20	13

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 Thru 6 Months	6 Thru 12 Months	Over 12 Months	Total
December 31, 2019	$86,916	$68,768	$93,023	$67,900	$316,607

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $444.1 million, or 18%, during 2019 following a $245.1 million, or 11%, increase during 2018. During 2019, average demand deposits (non-interest bearing and interest bearing) increased $279.2 million, average savings deposits increased $38.5 million, average money market demand deposits increased $48.1 million and average time deposits under $100,000 increased $78.3 million. The acquisition activity which occurred during the second quarter of 2018, fourth quarter of 2018 and third quarter of 2019 was a significant contributor to the increased level of average core deposits during 2019 compared with 2018.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 81% of average total funding sources during 2019 compared with 83% during 2018 and 84% during 2017.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 16% during 2019 following 12% growth during 2018. Average demand, savings, and money market deposits totaled $2.623 billion or 90% of core deposits (73% of total funding sources) in 2019 compared with $2.257 billion or 92% of core deposits (76% of total funding sources) in 2018 and $2.015 billion or 91% of core deposits (77% of total funding sources) in 2017.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits increased by 38% during 2019 following an increase of 1% during 2018. Other time deposits comprised 10% of core deposits in 2019, 8% in 2018 and 9% in 2017.

OTHER FUNDING SOURCES

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $133.2 million, or 53%, during 2019 following an increase of $76.5 million, or 43% during 2018. Large certificates and brokered deposits comprised approximately 11% of average total funding sources in 2019 compared with 8% in 2018 and 7% in 2017. This type of funding is used as both long-term and short-term funding sources.

Federal Home Loan Bank advances and other borrowings represent a significant source of other funding for the Company. Average borrowed funds increased $21.9 million, or 9%, during 2019 following an increase of $24.4 million, or 10%, during 2018. Borrowings comprised approximately 8% of average total funding sources during 2019 compared with 9% in both 2017 and 2018.

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

At year-end 2019, the Company had available to it a $15 million revolving line of credit facility that will mature on September 28, 2020. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon one-month LIBOR plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2019.

Effective January 1, 2011, and as a result of the acquisition of American Community Bancorp, Inc., the Company assumed long-term debt obligations of American Community in the form of two junior subordinated debentures issued by American Community in the aggregate unpaid principal amount of approximately $8.3 million. Effective March 1, 2016, and as a result of the acquisition of River Valley Bancorp, the Company assumed long-term debt obligations of River Valley in the form of a junior subordinated debenture issued by River Valley in the aggregate unpaid principal amount of approximately $7.2 million. Effective July 1, 2019, and as a result of the acquisition of Citizens First Bancorp, the Company assumed long-term debt obligations of Citizens First in the form of a junior subordinated debenture issued by Citizens First in the aggregate unpaid principal amount of approximately $5.2 million.

The junior subordinated debentures were issued to certain statutory trusts established by River Valley, American Community, and Citizens First (in support of related issuances of trust preferred securities issued by those trusts) and mature in installments of principal payable in 2033, 2035 and 2037, respectively, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the three-month LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2019 approximately $15.4 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

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

Allowance for Loan Losses (dollars in thousands)	Years Ended December 31,
	2019	2018	2017	2016	2015

Balance of Allowance for Possible Losses at Beginning of Period	$15,823	$15,694	$14,808	$14,438	$14,929

Loans Charged-off:
Commercial and Industrial Loans and Leases	3,810	1,500	151	66	36
Commercial Real Estate Loans	320	49	220	54	350
Agricultural Loans	—	—	49	22	—
Home Equity and Consumer Loans	1,155	922	765	612	345
Residential Mortgage Loans	117	75	93	346	233
Total Loans Charged-off	5,402	2,546	1,278	1,100	964

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	56	141	14	32	102
Commercial Real Estate Loans	29	20	48	10	107
Agricultural Loans	—	20	9	1	—
Home Equity and Consumer Loans	440	387	280	211	246
Residential Mortgage Loans	7	37	63	16	18
Total Recoveries	532	605	414	270	473

Net Loans Recovered (Charged-off)	(4,870)	(1,941)	(864)	(830)	(491)
Additions to Allowance Charged to Expense	5,325	2,070	1,750	1,200	—
Balance at End of Period	$16,278	$15,823	$15,694	$14,808	$14,438

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.17%	0.08%	0.04%	0.04%	0.03%
Provision for Loan Losses to Average Loans Outstanding	0.18%	0.09%	0.09%	0.06%	0.00%
Allowance for Loan Losses to Total Loans at Year-end	0.53%	0.58%	0.73%	0.74%	0.92%

The following table indicates the breakdown of the allowance for loan losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Commercial and Industrial Loans and Leases	$4,799	$2,953	$4,735	$3,725	$4,242
Commercial Real Estate Loans	4,692	5,291	4,591	5,452	6,342
Agricultural Loans	5,315	5,776	4,894	4,094	2,115
Home Equity and Consumer Loans	634	649	628	518	613
Residential Mortgage Loans	333	472	343	329	414
Unallocated	505	682	503	690	712

Total Allowance for Loan Losses	$16,278	$15,823	$15,694	$14,808	$14,438

The Company’s allowance for loan losses totaled $16.3 million at December 31, 2019 compared to $15.8 million at December 31, 2018 and $15.7 million at December 31, 2017. The allowance for loan losses represented 0.53% of period-end loans at December 31, 2019 compared with 0.58% of period-end loans at December 31, 2018 and 0.73% at December 31, 2017. The decline in the allowance for loan losses as a percent of total loans during 2018 and 2019 was the result of the acquisition activity by the Company during 2018 and 2019. Under acquisition accounting treatment, loans acquired are recorded at fair value which includes a credit risk component, and therefore the allowance on loans acquired is not carried over from the seller. The Company held a discount on acquired loans of $20.4 million at December 31, 2019, $19.5 million at December 31, 2018 and $7.6 million at December 31, 2017. The Company’s allowance for loan losses represented 0.73% of total non-acquired loans at year-end 2019 compared with 0.77% of total non-acquired loans at year-end 2018 and 0.83% at year-end 2017.

The Company realized net charge-offs of $4,870,000, or 0.17% of average loans outstanding during 2019 compared with net charge-offs of $1,941,000, or 0.08% of average loans outstanding during 2018 and $864,000, or 0.04% of average loans during 2017.

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

Non-performing Assets	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Non-accrual Loans	$13,802	$12,579	$11,091	$3,793	$3,143
Past Due Loans (90 days or more)	190	633	719	2	143
Total Non-performing Loans	13,992	13,212	11,810	3,795	3,286
Other Real Estate	425	286	54	242	169
Total Non-performing Assets	$14,417	$13,498	$11,864	$4,037	$3,455

Restructured Loans	$116	$121	$149	$28	$2,203
Non-performing Loans to Total Loans	0.45%	0.48%	0.55%	0.19%	0.21%
Allowance for Loan Losses to Non-performing Loans	116.34%	119.76%	132.89%	390.20%	439.38%

Non-performing assets totaled $14.4 million, or 0.33% of total assets at December 31, 2019 compared to $13.5 million, or 0.34% of total assets at December 31, 2018 and compared to $11.9 million, or 0.38% of total assets at December 31, 2017.  Non-performing loans totaled $14.0 million, or 0.45% of total loans at December 31, 2019 compared with $13.2 million, or 0.48% of total loans at December 31, 2018 and $11.9 million, or 0.55% of total loans at December 31, 2017.  The increases in non-performing assets and non-performing loans at both year-end 2019 and year-end 2018 compared to prior periods was primarily attributable to the merger and acquisition transactions during 2018 and 2019.

The following tables present an analysis of the Company's non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Commercial and Industrial Loans and Leases	$4,940	$2,430	$4,753	$86	$134
Commercial Real Estate Loans	3,433	6,833	4,618	1,408	2,047
Agricultural Loans	2,739	1,449	748	792	—
Home Equity Loans	79	88	199	73	204
Consumer Loans	115	162	286	85	90
Residential Mortgage Loans	2,496	1,617	487	1,349	668
Total	$13,802	$12,579	$11,091	$3,793	$3,143

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015

Commercial and Industrial Loans and Leases	$190	$—	$—	$2	$96
Commercial Real Estate Loans	—	364	471	—	47
Agricultural Loans	—	269	248	—	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$190	$633	$719	$2	$143

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

Purchased loans that indicated evidence of credit deterioration since origination at the time of acquisition by the Company did not have a material adverse impact on the Company’s key credit metrics during 2019 or 2018. The key credit metrics the Company measures generally include non-performing loans, past due loans, and adversely classified loans.

Loan impairment is reported when full repayment under the terms of the loan is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Commercial and industrial loans, commercial real estate loans, and agricultural loans are evaluated individually for impairment. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include real estate loans secured by one-to-four family residences and loans to individuals for household, family and other personal expenditures. Individually evaluated loans on non-accrual are generally considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The amount of loans individually evaluated for impairment, including purchase credit impaired loans, totaled $11.7 million and $13.6 million at December 31, 2019 and 2018, respectively. For additional detail on impaired loans, see Note 4 to the Company’s consolidated financial statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2019 was $142,000. The gross interest income that would have been recognized in 2019 on non-performing loans if the loans had been current in accordance with their original terms was $879,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

Interest Rate Sensitivity as of December 31, 2019 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$149,380	(1.07)%
+1%	147,770	(2.14)
Base	151,003	—
-1%	149,977	(0.68)
-2%	144,290	(4.45)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2019 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2019 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$517,023	(3.23)%	12.70%	14 b.p.
+1%	530,601	(0.69)	12.74	18 b.p.
Base	534,289	—	12.56	—
-1%	510,601	(4.43)	11.80	(76) b.p.
-2%	435,726	(18.45)	9.96	(260) b.p.

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
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company's allowance for loan losses model is composed of specific and general components. The specific component relates to loans that have been identified as impaired and are evaluated for collectability based on the present value of estimated cash flows or discounted collateral value. To estimate the general component, management uses historical loss ratios by portfolio segment and adjusts the calculated expected loss for economic conditions to determine the appropriate level of allowance for non-impaired loans. For commercial and agricultural loans graded special mention and substandard, management uses a migration analysis technique to calculate the allocation rates.

The audit of the estimate of the allowance for loan losses was identified by us as a critical audit matter because of the necessary judgments applied by us to evaluate the significant subjective and complex judgments made by management.  The migration analysis techniques used to calculate allocation rates and the qualitative factors required especially challenging, subjective, and/or complex auditor judgment to evaluate the following significant judgements related to:

•
The migration analysis factors are calculated using a transition matrix to determine the likelihood of a customer’s asset quality rating migrating from its current rating to any other rating.  The calculation relies on the accuracy of the loan risk rating at a point in time as well as the accuracy of the movement of loans to the correct risk rating category.

•
For all loan types, loss rates used are adjusted for qualitative factors.  The selection of qualitative factors and the magnitude of such adjustments is based on management’s judgments regarding factors which impact asset quality.

•	Completeness and accuracy of data used in the migration analysis calculation is especially challenging given the volume of loan data used in the calculation.

The primary procedures performed to address this critical audit matter included:

•
Testing the effectiveness of controls over the Company’s asset quality rating; controls over the preparation and review of the allowance for loan loss calculation, including data used as the basis for adjustments related to the qualitative factors, completeness and accuracy of loan data used in the computations, the development and reasonableness of qualitative factors and mathematical accuracy of the overall calculation;

•	Substantively testing the accuracy of both the asset quality ratings as well as testing the accuracy of the transition matrix

•
Substantively testing management’s process for developing the qualitative factors and assessing relevance of data used to develop factors, including evaluating management’s judgments and assumptions for reasonableness.

•	Substantively testing the mathematical accuracy of the migration analysis calculations including the completeness and accuracy of loan data used in the model.

Accounting for Acquisitions
As more fully described in Note 18 during 2019, the Company completed the acquisition of Citizens First Corporation for stock and cash consideration totaling approximately $65.6 million.

We identified the evaluation of the Company’s acquisition of Citizens First Corporation as a critical audit matter because it involved especially subjective auditor judgment and specialized skills when evaluating management’s judgments with respect to the valuation assertion for loans and core deposit intangibles. The primary procedures performed to address this critical audit matter included:

•
Testing the effectiveness of management’s review controls over the accuracy of data and appropriateness of assumptions used in the Company engaged specialist’s valuation report for acquired loans and core deposits.

Report of Independent Registered Public Accounting Firm

•	Performing analytic procedures comparing the core deposit intangible value to market data in similar acquisitions.

•
Substantively testing the reasonableness of the Company’s significant assumptions used in valuing core deposits, including discount rates, estimated useful lives, attrition rates and the expected rate of return.

•
Substantively testing the reasonableness of the Company’s significant assumptions used in valuing acquired loans, including discount rates, prepayment rates and credit loss assumptions, with the use of an auditor employed specialist.

•	Substantively testing the mathematical accuracy of the core deposit intangible and acquired loan valuation calculations.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 1977.

Indianapolis, Indiana
March 2, 2020

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2019	2018
ASSETS
Cash and Due from Banks	$59,971	$64,549
Federal Funds Sold and Other Short-term Investments	43,913	32,001
Cash and Cash Equivalents	103,884	96,550

Interest-bearing Time Deposits with Banks	1,985	250
Securities Available-for-Sale, at Fair Value	854,825	812,611
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	17,713	4,263

Loans	3,081,973	2,731,741
Less: Unearned Income	(4,882)	(3,682)
Allowance for Loan Losses	(16,278)	(15,823)
Loans, Net	3,060,813	2,712,236

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,968	13,048
Premises, Furniture and Equipment, Net	96,651	80,627
Other Real Estate	425	286
Goodwill	121,306	103,681
Intangible Assets	12,656	9,964
Company Owned Life Insurance	68,883	59,896
Accrued Interest Receivable and Other Assets	44,210	35,325

TOTAL ASSETS	$4,397,672	$3,929,090

LIABILITIES
Non-interest-bearing Demand Deposits	$832,985	$715,972
Interest-bearing Demand, Savings, and Money Market Accounts	1,965,640	1,768,177
Time Deposits	631,396	588,483

Total Deposits	3,430,021	3,072,632

FHLB Advances and Other Borrowings	349,686	376,409
Accrued Interest Payable and Other Liabilities	44,145	21,409

TOTAL LIABILITIES	3,823,852	3,470,450

Commitments and Contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,671	24,967
Additional Paid-in Capital	278,954	229,347
Retained Earnings	253,090	211,424
Accumulated Other Comprehensive Income (Loss)	15,105	(7,098)

TOTAL SHAREHOLDERS’ EQUITY	573,820	458,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,397,672	$3,929,090

End of period shares issued and outstanding	26,671,368	24,967,458

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2019	2018	2017
INTEREST INCOME

Interest and Fees on Loans	$152,481	$112,084	$91,745
Interest on Federal Funds Sold and Other Short-term Investments	522	308	134
Interest and Dividends on Securities:
Taxable	13,910	12,398	10,898
Non-taxable	9,561	8,959	8,253

TOTAL INTEREST INCOME	176,474	133,749	111,030

INTEREST EXPENSE

Interest on Deposits	23,805	13,625	7,094
Interest on FHLB Advances and Other Borrowings	7,444	5,514	4,027

TOTAL INTEREST EXPENSE	31,249	19,139	11,121

NET INTEREST INCOME	145,225	114,610	99,909

Provision for Loan Losses	5,325	2,070	1,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	139,900	112,540	98,159

NON-INTEREST INCOME

Trust and Investment Product Fees	7,278	6,680	5,272
Service Charges on Deposit Accounts	8,718	7,044	6,178
Insurance Revenues	8,940	8,330	7,979
Company Owned Life Insurance	2,005	1,243	1,341
Interchange Fee Income	9,450	7,278	4,567
Other Operating Income	3,229	2,785	2,641
Net Gains on Sales of Loans	4,633	3,004	3,280
Net Gains on Securities	1,248	706	596

TOTAL NON-INTEREST INCOME	45,501	37,070	31,854

NON-INTEREST EXPENSE

Salaries and Employee Benefits	63,885	51,306	46,642
Occupancy Expense	9,988	7,735	6,609
Furniture and Equipment Expense	3,788	3,142	2,621
FDIC Premiums	533	1,033	954
Data Processing Fees	7,927	6,942	4,276
Professional Fees	4,674	5,362	2,817
Advertising and Promotion	4,230	3,492	3,543
Intangible Amortization	3,721	1,752	942
Other Operating Expenses	15,416	12,789	9,399

TOTAL NON-INTEREST EXPENSE	114,162	93,553	77,803

Income before Income Taxes	71,239	56,057	52,210
Income Tax Expense	12,017	9,528	11,534

NET INCOME	$59,222	$46,529	$40,676

Basic Earnings per Share	$2.29	$1.99	$1.77
Diluted Earnings per Share	$2.29	$1.99	$1.77
Dividends per Share	$0.68	$0.60	$0.52

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2019	2018	2017

NET INCOME	$59,222	$46,529	$40,676

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	29,866	(4,936)	7,364
Reclassification Adjustment for Gains Included in Net Income	(1,248)	(706)	(596)
Tax Effect	(6,186)	1,218	(2,377)
Net of Tax	22,432	(4,424)	4,391
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	(310)	(73)	(226)
Reclassification Adjustment for Amortization of Prior Service Cost and Net Loss Included in Net Periodic Pension Cost	37	32	8
Tax Effect	44	(13)	80
Net of Tax	(229)	(54)	(138)

Total Other Comprehensive Income (Loss)	22,203	(4,478)	4,253

COMPREHENSIVE INCOME	$81,425	$42,051	$44,929

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2017	15,261,431	$15,261	$171,744	$149,666	$(6,404)	$330,267
Net Income				40,676		40,676
Other Comprehensive Income (Loss)					4,253	4,253
Reclass Upon Adoption of ASU 2018-02 (See Note 1 - Summary of Significant Accounting Policies)				469	(469)	—
Cash Dividends ($0.52 per share)				(11,842)		(11,842)
Issuance of Common Stock for:
3-for-2 Stock Split	7,642,726	7,643	(7,672)			(29)
Restricted Share Grants	30,246	30	1,216			1,246

Balances, December 31, 2017	22,934,403	22,934	165,288	178,969	(2,620)	364,571

Net Income				46,529		46,529
Other Comprehensive Income (Loss)					(4,478)	(4,478)
Cash Dividends ($0.60 per share)				(14,074)		(14,074)
Issuance of Common Stock for:
Acquisition of First Security Bank	1,987,698	1,988	62,749			64,737
Restricted Share Grants	45,357	45	1,310			1,355

Balances, December 31, 2018	24,967,458	24,967	229,347	211,424	(7,098)	458,640

Net Income				59,222		59,222
Other Comprehensive Income (Loss)					22,203	22,203
Cash Dividends ($0.68 per share)				(17,556)		(17,556)
Issuance of Common Stock for:
Acquisition of Citizens First Bank	1,663,954	1,664	48,360			50,024
Restricted Share Grants	39,956	40	1,247			1,287

Balances, December 31, 2019	26,671,368	$26,671	$278,954	$253,090	$15,105	$573,820

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018	2017
Net Income	$59,222	$46,529	$40,676
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	3,862	3,550	3,543
Depreciation and Amortization	8,630	6,184	4,687
Loans Originated for Sale	(198,326)	(131,916)	(122,518)
Proceeds from Sales of Loans Held-for-Sale	189,875	137,417	134,316
Provision for Loan Losses	5,325	2,070	1,750
Gain on Sale of Loans, net	(4,633)	(3,004)	(3,280)
Gain on Securities, net	(1,248)	(706)	(596)
Gain on Sales of Other Real Estate and Repossessed Assets	200	(41)	(17)
Loss (Gain) on Disposition and Donation of Premises and Equipment	111	(36)	870
Loss (Gain) on Disposition of Land	(352)	44	—
Post Retirement Medical Benefit	(228)	(55)	(34)
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,407)	(1,141)	(1,370)
Equity Based Compensation	1,287	1,355	1,246
Excess Tax Benefit from Restricted Share Grant	25	32	240
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(1,602)	2,211	(4,528)
Interest Payable and Other Liabilities	4,488	(162)	(110)
Net Cash from Operating Activities	65,229	62,331	54,875

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	496	—	—
Proceeds from Maturities of Securities Available-for-Sale	114,669	78,714	79,955
Proceeds from Sales of Securities Available-for-Sale	82,601	91,013	49,459
Purchase of Securities Available-for-Sale	(169,640)	(140,604)	(156,802)
Proceeds from Redemption of Federal Home Loan Bank Stock	1,145	2,607	—
Purchase of Loans	(2,051)	(1,209)	(5,547)
Proceeds from Sales of Loans	—	6,000	1,106
Loans Made to Customers, net of Payments Received	3,925	(87,127)	(149,336)
Proceeds from Sales of Other Real Estate	369	662	1,435
Property and Equipment Expenditures	(9,374)	(15,186)	(11,183)
Proceeds from Sales of Property and Equipment	—	40	6
Proceeds from Sale of Land	1,761	393	—
Proceeds from Life Insurance	1,216	765	1,627
Acquisition of First Security, Inc.	—	(17,566)	—
Cash from Acquisition of Bank Branches	—	42,700	—
Acquisition of Citizens First Corporation	5,545	—	—
Net Cash from Investing Activities	30,662	(38,798)	(189,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(13,007)	(11,112)	134,737
Change in Short-term Borrowings	(82,037)	42,999	(4,054)
Advances in Long-term Debt	89,214	25,000	75,000
Repayments of Long-term Debt	(65,171)	(40,155)	(53,864)
Issuance (Retirement) of Common Stock	—	—	(29)
Dividends Paid	(17,556)	(14,074)	(11,842)
Net Cash from Financing Activities	(88,557)	2,658	139,948

Net Change in Cash and Cash Equivalents	7,334	26,191	5,543
Cash and Cash Equivalents at Beginning of Year	96,550	70,359	64,816
Cash and Cash Equivalents at End of Year	$103,884	$96,550	$70,359

Cash Paid During the Year for
Interest	$30,765	$18,239	$10,852
Income Taxes	7,977	5,920	12,462

Supplemental Non Cash Disclosures (See Note 18 for Business Combinations)
Loans Transferred to Other Real Estate	$708	$398	$1,230
Reclassification of Land and Buildings to Other Assets	5,712	850	330
Right of Use Asset Obtained in Exchange for Lease Liabilities	9,034	—	—

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
The operations of German American Bancorp, Inc. (the "Company") are primarily comprised of three business segments: core banking, trust and investment advisory services, and insurance operations. The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. Reclassifications had no impact on shareholders' equity or net income. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and risk classifications and is based on the actual loss history experienced by the Company over a 20 quarter average. The Company separately assigns allocations for substandard and special mention commercial and agricultural credits as well as other categories of loans based on migration analysis techniques. The migration analysis factors are calculated using a transition matrix to determine the likelihood of a customer's asset quality rating migrating from its current rating to any other rating.This actual loss experience is supplemented with other external and internal factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial Loans and Retail Loans. Commercial Loans have been classified according to the following risk

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

characteristics: Commercial and Industrial Loans and Leases, Commercial Real Estate, and Agricultural Loans. Commercial and Industrial loans are primarily based on the cash flows of the business operations and secured by assets being financed and other assets such as accounts receivable and inventory. Commercial Real Estate Loans and Agricultural Loans are primarily based on cash flow of the borrower and their business and further secured by real estate. All types of commercial and agricultural (real estate secured and non-real estate) may also come with personal guarantees of the borrowers and business owners. Retail Loans have been classified according to the following risk characteristics: Home Equity Loans, Consumer Loans and Residential Mortgage Loans. Retail loans are generally dependent on personal income of the customer, and repayment is dependent on borrower’s personal cash flow and employment status which can be affected by general economic conditions. Additionally, collateral values may fluctuate based on the impact of economic conditions on residential real estate values and other consumer type assets such as automobiles.

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

Servicing Rights
When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts when available or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Through the acquisition of River Valley Bancorp in 2016, the Company acquired a portfolio of servicing rights on mortgage loans. The Company also acquired a portfolio of servicing rights on mortgage loans through the acquisition of five branch locations of First Financial Bancorp (formerly branch locations of Mainsource Financial Group, Inc. prior to its merger with First Financial Bancorp on April 1, 2018). The fair value of mortgage servicing rights were $663 and $995 at December 31, 2019 and 2018, respectively.

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

Other Real Estate
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of commercial/residential real estate property collateralizing a commercial/consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through the completion of a deed in lieu of foreclosure or through a similar legal agreement. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets
Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill arising from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

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

Restrictions on Cash
At December 31, 2019 and 2018, respectively, the Company was required to have $24,560 and $15,170 on deposit with the Federal Reserve, or as cash on hand.

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

The Company adopted the amendments to Topic 842 on January 1, 2019, utilizing the modified retrospective approach and the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements. The Company elected to apply the package of practical expedients permitting entities to not reassess (1) expired or existing contracts that may contain leases; (2) lease classification of expired or existing leases; or (3) initial direct costs for existing leases as well as the practical expedient for land easements. The Company also elected certain optional relief for accounting policy elections under ASU 2016-02 (1) to not separate the lease and non-lease components and instead use them for a single lease component for leases related to office equipment and (2) the option to not recognize right-of-use assets and liabilities that arise from short-term leases.

Upon adoption of this guidance on January 1, 2019, the Company recorded a right-of-use asset and corresponding lease liability of $9,034 on the consolidated balance sheet. No cumulative effect adjustment to retained earnings resulted from the adoption of this guidance. For additional details on this recently adopted accounting guidance, see Note 13 - Leases.

In February 2018, the FASB issued new guidance (ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This amendment was effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted this guidance in 2017 and it did not have a material impact on the Company's operating results or financial condition.

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

As previously disclosed, the Company formed a cross-functional committee that assessed data and system needs, selected a vendor to provide modeling needs, and implemented new software. The Company has completed parallel runs comparing its existing allowance for loan loss model with the CECL model and determined eight loan segments for which models have been developed. The Company has also determined the significant qualitative factors that will be utilized in the CECL model, but continue to assess their impact on the model.

As of year end, the Company has not completed finalizing the results of its CECL estimate. Model validation testing is currently being performed and internal controls over financial reporting specifically related to CECL are in final design stage and are currently being evaluated.

The Company expects to recognize a one-time cumulative adjustment to the allowance for credit losses in the first quarter of 2020. Although the Company does not have the approval from its internal governing committee, the Company is estimating an increase to its allowance for loan losses of approximately $12 million to $20 million upon adoption. The increase is primarily related to the Company's acquired loan portfolio. Under the current accounting guidance, any remaining unamortized loan discount on an individual loan can be used to offset a charge-off for that loan, so the allowance for loan losses needed for the acquired loans is reduced by the remaining loan discounts. The new accounting under this ASU removes the ability to offset a charge-off against the remaining loan discount and requires an allowance for credit losses to be recognized in addition to the loan discount. This estimate and the ongoing impact of adopting this ASU are dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements. The transition adjustment to record the allowance for credit losses, which remains subject to further review and analysis by the Company's management team, may fall outside of the estimated range based on material changes in these factors.

Federal banking regulators have approved rules that provide banking organizations the option to phase in the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard over a three-year period. The Company anticipates adopting the capital transition relief over the permissible three-year period.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2019
Obligations of State and Political Subdivisions	$307,943	$16,366	$(9)	$324,300
MBS/CMO	526,907	5,414	(1,796)	530,525
Total	$834,850	$21,780	$(1,805)	$854,825

2018
Obligations of State and Political Subdivisions	$291,449	$4,407	$(1,323)	$294,533
MBS/CMO	529,805	1,029	(12,756)	518,078
Total	$821,254	$5,436	$(14,079)	$812,611

All mortgage-backed securities in the above table (identified above and throughout this Note 2 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of Securities at December 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$2,512	$2,518
Due after one year through five years	19,642	20,070
Due after five years through ten years	68,972	72,546
Due after ten years	216,817	229,166
MBS/CMO	526,907	530,525
Total	$834,850	$854,825

	2019	2018	2017
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$82,601	$91,013	$49,459
Gross Gains on Sales	1,248	706	596

Income Taxes on Gross Gains	262	148	209

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $245,664 and $211,239 as of December 31, 2019 and 2018, respectively.

Below is a summary of securities with unrealized losses as of year-end 2019 and 2018, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Obligations of State and Political Subdivisions	$4,631	$(9)	$—	$—	$4,631	$(9)
MBS/CMO	89,267	(241)	155,989	(1,555)	245,256	(1,796)
Total	$93,898	$(250)	$155,989	$(1,555)	$249,887	$(1,805)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 2 – Securities (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
Obligations of State and Political Subdivisions	$37,936	$(286)	$49,071	$(1,037)	$87,007	$(1,323)
MBS/CMO	56,386	(601)	356,218	(12,155)	412,604	(12,756)
Total	$94,322	$(887)	$405,289	$(13,192)	$499,611	$(14,079)

Securities are written down to fair value when a decline in fair value is not considered temporary. In estimating other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The Company doesn’t intend to sell or expect to be required to sell these securities, and the decline in fair value is largely due to changes in market interest rates; therefore, the Company does not consider these securities to be other-than-temporarily impaired. All mortgage-backed securities and collateralized mortgage obligations (MBS/CMO) in the Company’s portfolio are guaranteed by government sponsored entities, are investment grade, and are performing as expected.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at December 31, 2019 and 2018. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At December 31, 2019, there was no additional impairment recognized through earnings.

NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $102.4 million and $85.6 million at December 31, 2019 and 2018, respectively. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	December 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$102,351	$2,607	$85,587	$1,713
Included in Other Liabilities:
Interest Rate Swaps	$102,351	$2,829	$85,587	$1,734

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Derivatives (continued)

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Interest Rate Swaps:
Included in Other Income	$429	$48	$478

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2019	2018
Commercial:
Commercial and Industrial Loans and Leases	$589,758	$543,761
Commercial Real Estate Loans	1,495,862	1,208,646
Agricultural Loans	384,526	365,208
Retail:
Home Equity Loans	225,755	207,987
Consumer Loans	81,217	77,547
Residential Mortgage Loans	304,855	328,592
Subtotal	3,081,973	2,731,741
Less: Unearned Income	(4,882)	(3,682)
Allowance for Loan Losses	(16,278)	(15,823)
Loans, net	$3,060,813	$2,712,236

As further described in Note 18, during 2019 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired in the current year.

	Acquired Loan Balance	Fair Value Discounts	Fair Value

Bank Acquisition	$365,593	$(8,623)	$356,970

The table below summarizes the remaining carrying amount of acquired loans included in the December 31, 2019 table above.

	Loan Balance at December 31, 2019	Fair Value Discount at December 31, 2019

Bank Acquisition	$326,771	$(6,509)

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2019, 2018, and 2017:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2019
Beginning Balance	$2,953	$5,291	$5,776	$229	$420	$472	$682	$15,823
Provision for Loan Losses	5,600	(308)	(461)	(27)	727	(29)	(177)	5,325
Recoveries	56	29	—	8	432	7	—	532
Loans Charged-off	(3,810)	(320)	—	(10)	(1,145)	(117)	—	(5,402)
Ending Balance	$4,799	$4,692	$5,315	$200	$434	$333	$505	$16,278

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2018
Beginning Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694
Provision for Loan Losses	(423)	729	862	(52)	608	167	179	2,070
Recoveries	141	20	20	12	375	37	—	605
Loans Charged-off	(1,500)	(49)	—	(61)	(861)	(75)	—	(2,546)
Ending Balance	$2,953	$5,291	$5,776	$229	$420	$472	$682	$15,823

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated	Total
December 31, 2017
Beginning Balance	$3,725	$5,452	$4,094	$283	$235	$329	$690	$14,808
Provision for Loan Losses	1,147	(689)	840	78	517	44	(187)	1,750
Recoveries	14	48	9	8	272	63	—	414
Loans Charged-off	(151)	(220)	(49)	(39)	(726)	(93)	—	(1,278)
Ending Balance	$4,735	$4,591	$4,894	$330	$298	$343	$503	$15,694

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2019 and 2018:

December 31, 2019	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$2,971	$2,412	$559	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	12,902	2,387	3,733	5,315	200	434	328	505
Acquired with Deteriorated Credit Quality	405	—	400	—	—	—	5	—
Total Ending Allowance Balance	$16,278	$4,799	$4,692	$5,315	$200	$434	$333	$505

Loans:
Loans Individually Evaluated for Impairment	$6,269	$4,707	$1,562	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	3,076,835	585,328	1,491,090	387,710	226,406	81,429	304,872	n/m(2)
Loans Acquired with Deteriorated Credit Quality	12,798	1,368	7,212	3,161	369	—	688	n/m(2)
Total Ending Loans Balance (1)	$3,095,902	$591,403	$1,499,864	$390,871	$226,775	$81,429	$305,560	n/m(2)

(1) Total recorded investment in loans includes $13,929 in accrued interest.
(2)n/m = not meaningful

December 31, 2018	Total	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Agricultural Loans	Home Equity Loans	Consumer Loans	Residential Mortgage Loans	Unallocated
Allowance for Loan Losses:
Ending Allowance Balance Attributable to Loans:
Individually Evaluated for Impairment	$1,823	$143	$1,680	$—	$—	$—	$—	$—
Collectively Evaluated for Impairment	13,992	2,810	3,608	5,776	229	420	467	682
Acquired with Deteriorated Credit Quality	8	—	3	—	—	—	5	—
Total Ending Allowance Balance	$15,823	$2,953	$5,291	$5,776	$229	$420	$472	$682

Loans:
Loans Individually Evaluated for Impairment	$9,619	$3,536	$6,083	$—	$—	$—	$—	n/m(2)
Loans Collectively Evaluated for Impairment	2,722,867	540,768	1,198,806	368,817	208,644	77,761	328,071	n/m(2)
Loans Acquired with Deteriorated Credit Quality	11,556	1,038	6,993	1,877	365	—	1,283	n/m(2)
Total Ending Loans Balance (1)	$2,744,042	$545,342	$1,211,882	$370,694	$209,009	$77,761	$329,354	n/m(2)

(1) Total recorded investment in loans includes $12,301 in accrued interest.
(2)n/m = not meaningful

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2019 and 2018:

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2019
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$3,638	$524	$—
Commercial Real Estate Loans	4,738	2,058	—
Agricultural Loans	3,294	2,738	—
Subtotal	11,670	5,320	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	5,042	4,521	2,412
Commercial Real Estate Loans	2,187	1,865	959
Agricultural Loans	—	—	—
Subtotal	7,229	6,386	3,371
Total	$18,899	$11,706	$3,371

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$9,994	$4,624	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,134	$813	$400

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2018
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$3,721	$1,183	$—
Commercial Real Estate Loans	5,828	4,383	—
Agricultural Loans	1,726	1,450	—
Subtotal	11,275	7,016	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,353	2,353	143
Commercial Real Estate Loans	4,404	4,212	1,683
Agricultural Loans	—	—	—
Subtotal	6,757	6,565	1,826
Total	$18,032	$13,581	$1,826

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$8,060	$3,958	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$196	$4	$3

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present loans individually evaluated for impairment by class of loans for the years ended December 31, 2019, 2018 and 2017:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2019
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,175	$19	$1
Commercial Real Estate Loans	2,947	81	1
Agricultural Loans	1,790	1	—
Subtotal	5,912	101	2
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,753	—	1
Commercial Real Estate Loans	3,141	—	1
Agricultural Loans	—	—	—
Subtotal	6,894	—	2
Total	$12,806	$101	$4

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$4,321	$61	$3
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,766	$—	$—

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2018
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,164	$53	$3
Commercial Real Estate Loans	2,163	80	36
Agricultural Loans	770	—	—
Subtotal	4,097	133	39
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	2,956	2	9
Commercial Real Estate Loans	4,680	18	—
Agricultural Loans	—	—	—
Subtotal	7,636	20	9
Total	$11,733	$153	$48

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$875	$21	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$151	$29	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2017
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$635	$27	$2
Commercial Real Estate Loans	1,184	57	29
Agricultural Loans	690	24	16
Subtotal	2,509	108	47
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	1,986	4	2
Commercial Real Estate Loans	2,842	17	6
Agricultural Loans	363	—	—
Subtotal	5,191	21	8
Total	$7,700	$129	$55

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$792	$25	$25
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$238	$19	$7

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

The following tables present the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2019 and 2018:

			Loans Past Due 90 Days or More
	Non-Accrual		& Still Accruing
	2019	2018	2019	2018
Commercial and Industrial Loans and Leases	$4,940	$2,430	$190	$—
Commercial Real Estate Loans	3,433	6,833	—	368
Agricultural Loans	2,739	1,449	—	274
Home Equity Loans	79	88	—	—
Consumer Loans	115	162	—	—
Residential Mortgage Loans	2,496	1,617	—	—
Total	$13,802	$12,579	$190	$642
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$5,393	$4,162	$—	$141
Loans Acquired in Current Year (Included in the Total Above)	$2,058	$4,603	$—	$96

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2019 and 2018:

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2019
Commercial and Industrial Loans and Leases	$591,403	$4,689	$83	$799	$5,571	$585,832
Commercial Real Estate Loans	1,499,864	209	431	2,106	2,746	1,497,118
Agricultural Loans	390,871	499	—	329	828	390,043
Home Equity Loans	226,775	1,121	253	80	1,454	225,321
Consumer Loans	81,429	347	156	89	592	80,837
Residential Mortgage Loans	305,560	5,014	1,461	2,308	8,783	296,777
Total (1)	$3,095,902	$11,879	$2,384	$5,711	$19,974	$3,075,928
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$12,798	$18	$—	$1,589	$1,607	$11,191
Loans Acquired in Current Year (Included in the Total Above)	$321,464	$639	$1	$797	$1,437	$320,027

(1) Total recorded investment in loans includes $13,929 in accrued interest.

	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due
December 31, 2018
Commercial and Industrial Loans and Leases	$545,342	$5,414	$183	$72	$5,669	$539,673
Commercial Real Estate Loans	1,211,882	768	705	3,032	4,505	1,207,377
Agricultural Loans	370,694	563	805	274	1,642	369,052
Home Equity Loans	209,009	471	125	60	656	208,353
Consumer Loans	77,761	971	94	149	1,214	76,547
Residential Mortgage Loans	329,354	4,771	1,520	1,387	7,678	321,676
Total (1)	$2,744,042	$12,958	$3,432	$4,974	$21,364	$2,722,678
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$11,556	$448	$885	$1,259	$2,592	$8,964
Loans Acquired in Current Year (Included in the Total Above)	$481,901	$2,571	$1,620	$2,191	$6,382	$475,519

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

During the years ended December 31, 2019 and 2018, there were no loans modified as troubled debt restructurings.

The following tables present the recorded investment of troubled debt restructurings by class of loans as of December 31, 2019 and 2018:

	Total	Performing	Non-Accrual(1)
December 31, 2019
Commercial and Industrial Loans and Leases	$116	$116	$—
Commercial Real Estate Loans	—	—	—
Total	$116	$116	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Total	Performing	Non-Accrual(1)
December 31, 2018
Commercial and Industrial Loans and Leases	$121	$121	$—
Commercial Real Estate Loans	—	—	—
Total	$121	$121	$—

(1) The non-accrual troubled debt restructurings are included in the Non-Accrual Loan table presented on a previous page.

The Company has not committed to lending any additional amounts as of December 31, 2019 and 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

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

For the years ended December 31, 2019 and 2018, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2019, 2018, and 2017.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial and Industrial Loans and Leases	$556,706	$19,671	$15,026	$—	$591,403
Commercial Real Estate Loans	1,453,310	30,504	16,050	—	1,499,864
Agricultural Loans	325,991	49,053	15,827	—	390,871
Total	$2,336,007	$99,228	$46,903	$—	$2,482,138
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$68	$613	$11,060	$—	$11,741
Loans Acquired in Current Year (Included in the Total Above)	$254,629	$16,535	$12,769	$—	$283,933

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial and Industrial Loans and Leases	$517,497	$7,541	$20,304	$—	$545,342
Commercial Real Estate Loans	1,165,937	26,723	19,222	—	1,211,882
Agricultural Loans	313,309	40,983	16,402	—	370,694
Total	$1,996,743	$75,247	$55,928	$—	$2,127,918
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$—	$1,436	$8,472	$—	$9,908
Loans Acquired in Current Year (Included in the Total Above)	$250,415	$14,972	$11,521	$—	$276,908

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For home equity, consumer and residential mortgage loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2019 and 2018:

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2019
Performing	$226,695	$81,314	$303,065
Nonperforming	80	115	2,495
Total	$226,775	$81,429	$305,560

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2018
Performing	$208,921	$77,599	$327,737
Nonperforming	88	162	1,617
Total	$209,009	$77,761	$329,354

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following table presents financing receivables purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total
December 31, 2019
Purchases	$2,051	$—	$2,051
Sales	—	—	—

	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total
December 31, 2018
Purchases	$—	$1,209	$1,209
Sales	—	6,000	6,000

Contractually required payments receivable of loans purchased with evidence of credit deterioration during the years ended December 31, 2019 and 2018 are included in the table below. The value of the purchased loans included in the table are as of acquisition date.

	2019	2018

Commercial and Industrial Loans	$1,013	$4,245
Commercial Real Estate Loans	8,915	7,103
Agricultural Loans	1,888	1,095
Home Equity Loans	—	565
Consumer Loans	—	11
Residential Mortgage Loans	—	800
Total	$11,816	$13,819

Cash Flows Expected to be Collected at Acquisition	$7,795	$8,802
Fair Value of Acquired Loans at Acquisition	7,009	7,702

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investment of those loans is as follows:

	2019	2018	2017

Commercial and Industrial Loans	$1,368	$1,038	$988
Commercial Real Estate Loans	7,212	6,993	6,452
Agricultural Loans	3,161	1,877	789
Home Equity Loans	369	365	—
Consumer Loans	—	—	—
Residential Mortgage Loans	688	1,283	888
Total	$12,798	$11,556	$9,117

Carrying Amount, Net of Allowance	$12,393	$11,548	$9,106

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Accretable yield, or income expected to be collected, is as follows:

	2019	2018	2017

Balance at January 1	$3,138	$2,734	$2,521
New Loans Purchased	715	1,100	—
Accretion of Income	(1,197)	(944)	(425)
Reclassifications from Non-accretable Difference	1,756	345	638
Charge-off of Accretable Yield	—	(97)	—
Balance at December 31	$4,412	$3,138	$2,734

For those purchased loans disclosed above, the Company increased the allowances for loan losses by $400, $33, and $11 during the years ended December 31, 2019, 2018, and 2017. The Company reversed allowances for loan losses of $3, $36, and $110 during the years ended December 31, 2019, 2018, and 2017.

The carrying amount of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $0 and $58 as of December 31, 2019 and 2018.

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2019. A summary of the activity of these loans follows:

Balance January 1, 2019	Additions	Changes in Persons Included	Deductions		Balance December 31, 2019
			Collected	Charged-off

$13,796	$14,556	$6,962	$(9,071)	$—	$26,243

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2019	2018

Land	$21,186	$17,368
Buildings and Improvements	94,462	79,139
Furniture and Equipment	38,915	34,961
Total Premises, Furniture and Equipment	154,563	131,468
Less: Accumulated Depreciation	(57,912)	(50,841)
Total	$96,651	$80,627

Depreciation expense was $5,773, $4,739 and $3,933 for 2019, 2018 and 2017, respectively.

NOTE 6 – Deposits

At year end 2019, stated maturities of time deposits were as follows:

2020	$473,080
2021	97,936
2022	33,024
2023	16,035
2024	11,104
Thereafter	217
Total	$631,396

Time deposits and brokered certificates of deposit of $250 or more at December 31, 2019 and 2018 were $143,103 and $128,459, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 6 – Deposits (continued)

Time deposits originated from outside the geographic area, generally through brokers, totaled $14,582 and $91,615 at December 31, 2019 and 2018, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2019 and 2018 were $49.6 million and $62.6 million, respectively.

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2019	2018
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$123,573	$86,626
Term Loans	—	25,000
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	5,924	5,775
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	5,818	5,712
Junior Subordinated Debentures assumed from Citizens First Corporation	4,040	—
Subordinated Debentures	39,214	—
Finance Lease Obligation	3,381	3,522
Long-term Borrowings	181,950	126,635

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$124,000	$195,000
Federal Funds Purchased	4,311	9,500
Repurchase Agreements	39,425	45,274
Promissory Notes Payable	—	—
Short-term Borrowings	167,736	249,774

Total Borrowings	$349,686	$376,409

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2019	2018
Average Daily Balance During the Year	$35,916	$38,454
Average Interest Rate During the Year	0.56%	0.55%
Maximum Month-end Balance During the Year	$39,425	$45,274
Weighted Average Interest Rate at Year-end	0.57%	0.63%

At December 31, 2019, interest rates on the fixed rate long-term FHLB advances ranged from 1.54% to 7.22% with a weighted average rate of 1.95%. At December 31, 2018 interest rates on the fixed rate long-term FHLB advances ranged from 1.54% to 7.22% with a weighted average rate of 1.75%. At December 31, 2019 and 2018, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 - FHLB Advances and Other Borrowings (continued)

On June 25, 2019, the Company entered into Subordinated Note Purchase Agreements (collectively, the “Purchase Agreement”) with certain qualified institutional buyers and institutional accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $40.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). The Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company used the proceeds from the offering to pay $15.0 million of the approximately $15.5 million of cash consideration upon closing of the Citizens First Corporation merger and the remaining balance to repay the Company’s $25.0 million term loan from U.S. Bank National Association ("U.S. Bank") dated October 11, 2018.

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

At December 31, 2018, the long-term borrowings shown above included $25 million outstanding on the U.S. Bank term loan discussed above. At December 31, 2018, interest on the term loan was 5.24%, which was based upon U.S. Bank's cost of funds, plus 1.75%.

At December 31, 2019, the parent company had a $15 million line of credit with no outstanding balance. The line of credit matures September 28, 2020. Interest on the line of credit is based upon one-month LIBOR plus 1.75% and includes an unused commitment fee of 0.25%.

At December 31, 2019, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2020	$40,494
2021	7,914
2022	49,834
2023	—
2024	24,917
Thereafter	39,628
Total	$162,787

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc., River Valley Bancorp and Citizens First Corporation. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II, RIVR Statutory Trust I, and Citizens First Statutory Trust I. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I, ACB Trust II, RIVR Statutory Trust I, and Citizens First Statutory Trust I. Interest is

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 - FHLB Advances and Other Borrowings (continued)

payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $15,447 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2019. $11,311 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2018. As a result of the acquisitions of American Community, River Valley, and Citizens First these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2019	Variable Rate	Rate as of December 31, 2019	Rate as of December 31, 2018	Maturity Date
ACB Trust I	5/6/2005	$5,155	$3,737	90 day LIBOR + 2.15%	4.09%	4.95%	May, 2035
ACB Trust II	7/15/2005	3,093	2,187	90 day LIBOR + 1.85%	3.76%	4.50%	July, 2035
RIVR Statutory Trust 1	3/26/2003	7,217	5,818	3-Month LIBOR + 3.15%	5.10%	5.97%	March, 2033
Citizens First Statutory Trust I	10/16/2006	5,155	4,040	3-Month LIBOR + 1.65%	3.75%	N/A	January, 2037

NOTE 8 - Shareholders' Equity

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi- year schedule and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0% for 2015 to 2.5% on January 1, 2019. The capital conservation buffer for 2019 is 2.500% and for 2018 is 1.875%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

At December 31, 2019, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$499,020	14.28%	$279,499	8.00%	N/A	N/A
Bank	447,090	12.82	278,997	8.00	$348,746	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$442,742	12.67%	$209,624	6.00%	N/A	N/A
Bank	430,812	12.35	209,248	6.00	$278,997	8.00%

Common Equity Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$427,295	12.23%	$157,218	4.50%	N/A	N/A
Bank	430,812	12.35	156,936	4.50	$226,685	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$442,742	10.53%	$168,195	4.00%	N/A	N/A
Bank	430,812	10.27	167,765	4.00	$209,706	5.00%
(1) Excludes capital conservation buffer.

At December 31, 2018, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$381,385	12.36%	$246,805	8.00%	N/A	N/A
Bank	381,294	12.37	246,594	8.00	$308,242	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$365,562	11.85%	$185,104	6.00%	N/A	N/A
Bank	365,471	11.86	184,945	6.00	$246,594	8.00%

Common Equity Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$354,251	11.48%	$138,828	4.50%	N/A	N/A
Bank	365,471	11.86	138,709	4.50	$200,357	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$365,562	9.75%	$149,917	4.00%	N/A	N/A
Bank	365,471	9.78	149,484	4.00	$186,854	5.00%

(1) Excludes capital conservation buffer.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

The Company and the bank at year end 2019 and 2018 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2019 the bank had $76,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

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

During 2019, 2018 and 2017, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2019, 2018 and 2017.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2019, 2018, and 2017:

	2019	2018	2017

Restricted Stock Expense	$1,287	$1,355	$1,246
Cash Entitlement Expense	639	718	657
Tax Effect	(499)	(542)	(746)
Net of Tax	$1,427	$1,531	$1,157

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,022, $2,172, and $1,983 as of December 31, 2019, 2018, and 2017, respectively.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2019
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	44,682	$32.47
Granted	41,361	31.64
Issued and Vested	(41,359)	32.31
Forfeited	(1,405)	31.97
Outstanding at End of Period	43,279	$32.71

Employee Stock Purchase Plan

Through August 16, 2019, the Company maintained the 2009 Employee Stock Purchase Plan (the "2009 ESPP") whereby eligible employees had the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this Plan was set at 95% of the fair market value of the Company’s common stock as of the last day of the plan year.

The Company's shareholders approved the Company's new 2019 Employee Stock Purchase Plan (the "2019 ESPP") on May 16, 2019. The 2019 ESPP replaces the 2009 ESPP, which expired on its own terms on August 16, 2019. The 2019 ESPP, which became effective as of October 1, 2019, provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company's common stock by participating employees. The purchase price of the shares has been set at 95% of the fair market value of the Company's common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased.

Funding for the purchase of common stock is from employee and Company contributions.

In 2019, the Company recorded $23 of expense, $1 net of tax, for the employee stock purchase plan. In 2018, the Company recorded $39 of expense, $29 net of tax, for the employee stock purchase plan. In 2017, the Company recorded $32 of expense, $19 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of December 31, 2019, 2018 and 2017 for the Employee Stock Purchase Plans.

Stock Repurchase Plan

On April 26, 2001, the Company announced that its Board of Directors approved a stock repurchase program for up to 911,631 of the outstanding Common Shares of the Company. Shares may be purchased from time to time in the open market and in large block privately negotiated transactions. The Company is not obligated to purchase any shares under the program, and the program may be discontinued at any time before the maximum number of shares specified by the program are purchased. The Board of Directors established no expiration date for this program. As of December 31, 2019, the Company had purchased 502,447 shares under the program. No shares were purchased under the program during the years ended December 31, 2019, 2018 and 2017.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $1,755, $1,438, and $1,328 for 2019, 2018, and 2017, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $175 per covered family as well as an aggregating specific deductible of $300 for the Company. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $5,495, $3,724, and $4,192 for 2019, 2018, and 2017, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,043 and $2,046 at December 31, 2019 and 2018. Deferred compensation expense was $243, $324, and $187 for 2019, 2018, and 2017, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefit Obligations:	2019	2018
Obligation at the Beginning of Year	$1,154	$1,061
Unrecognized Loss (Gain)	296	74

Components of Net Periodic Postretirement Benefit Cost
Service Cost	83	69
Interest Cost	43	34

Net Expected Benefit Payments	(92)	(84)
Amendments	14	—
Obligation at End of Year	$1,498	$1,154

Components of Postretirement Benefit Expense:	2019	2018	2017
Service Cost	$83	$69	$50
Interest Cost	43	34	29
Amortization of Unrecognized Net (Gain) Loss	37	32	8
Net Postretirement Benefit Expense	163	135	87

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	273	41	218

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$436	$176	$305

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2019	2018	2017
Discount Rate	2.81%	3.91%	3.35%

Assumed Health Care Cost Trend Rates at Year-end:	2019	2018
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	5.00%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2026	2024

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2019:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$12	$(11)
Effect on Postretirement Benefit Obligation	$101	$(90)

Contributions
The Company expects to contribute $96 to its postretirement medical and life insurance plan in 2020.

Estimated Future Benefits
The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2020	$96
2021	111
2022	113
2023	130
2024	116
2025-2029	726

Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $84 and $72 during 2019 and 2018, respectively. Specific plan asset and accumulated benefit information for the Company's portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 ("ERISA"), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA, but currently there is no intention to withdraw.

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

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $164,570 and $367,119 for the plan years ended June 30, 2018 and 2017, respectively. The Company's contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2019 were not more than 5% of total contributions to the Pentegra DB Plan for the year ending June 30, 2018.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes

The provision for income taxes consists of the following:	2019	2018	2017

Current Federal	$8,263	$6,699	$10,481
Current State	1,004	412	473
Deferred Federal	3,545	2,226	276
Deferred State	(795)	191	304
Total	$12,017	$9,528	$11,534

Effective tax rates differ from the federal statutory rate of 21% for 2019 and 2018, and 35% for 2017 applied to income before income taxes due to the following:

	2019	2018	2017

Statutory Rate Times Pre-tax Income	$14,960	$11,772	$18,274
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(2,246)	(2,129)	(3,304)
State Income Tax, Net of Federal Tax Effect	165	476	505
General Business Tax Credits	(1,039)	(914)	(715)
Company Owned Life Insurance	(421)	(260)	(469)
Revaluation of Deferred Tax Assets/Liabilities due to Tax Reform	—	—	(2,284)
Other Differences	598	583	(473)
Total Income Taxes	$12,017	$9,528	$11,534

The net deferred tax liability at December 31 consists of the following:

	2019	2018
Deferred Tax Assets:
Allowance for Loan Losses	$3,466	$3,661
Lease Liability (Operating Leases)	2,198	—
Unrealized Loss on Securities	—	1,885
Deferred Compensation and Employee Benefits	787	736
Other-than-temporary Impairment	240	238
Accrued Expenses	1,209	906
Business Combination Fair Value Adjustments	3,475	3,715
Pension and Postretirement Plans	200	119
Other Real Estate Owned	48	17
Non-Accrual Loan Interest Income	554	352
Net Operating Loss Carryforward	786	322
Other	1,044	366
Total Deferred Tax Assets	14,007	12,317
Deferred Tax Liabilities:
Depreciation	(2,498)	(1,879)
Leasing Activities, Net	(10,816)	(8,999)
Unrealized Gain on Securities	(4,302)	—
FHLB Stock Dividends	(245)	(192)
Prepaid Expenses	(629)	(345)
Intangibles	(2,032)	(1,169)
Deferred Loan Fees	(589)	(514)
Mortgage Servicing Rights	(75)	(238)
Right of Use Asset (Operating Leases)	(2,180)	—
Other	(685)	(674)
Total Deferred Tax Liabilities	(24,051)	(14,010)
Valuation Allowance	—	—
Net Deferred Tax Liability	$(10,044)	$(1,693)

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

Retained earnings at December 31, 2019, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2019 was approximately $1,070.

As of December 31, 2019, the Company had net operating loss carryforwards of $18,267, which expire in years ranging from 2020 through 2039. These net operating loss carryforwards were primarily derived from the acquisition of First Security and Citizens First.

 Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2019, 2018, and 2017, and did not recognize any increase in unrecognized benefits during 2019 relative to any tax positions taken in 2019. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2019, 2018, and 2017. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2015. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2015.

NOTE 11 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the years ended December 31, 2019 and 2018. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 – Revenue Recognition (continued)

	Year Ended
	December 31,
Non-interest Income	2019	2018	2017
In-Scope of Topic 606:
Trust and Investment Product Fees	$7,278	$6,680	$5,272
Service Charges on Deposit Accounts	8,718	7,044	6,178
Insurance Revenues	8,940	8,330	7,979
Interchange Fee Income	9,450	7,278	4,567
Other Operating Income	2,073	1,720	1,511
Non-interest Income (in-scope of Topic 606)	36,459	31,052	25,507
Non-interest Income (out-of-scope of Topic 606)	9,042	6,018	6,347
Total Non-interest Income	$45,501	$37,070	$31,854

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 12 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2019	2018	2017
Basic Earnings per Share:
Net Income	$59,222	$46,529	$40,676
Weighted Average Shares Outstanding	25,824,538	23,381,616	22,924,726

Basic Earnings per Share	$2.29	$1.99	$1.77

Diluted Earnings per Share:
Net Income	$59,222	$46,529	$40,676

Weighted Average Shares Outstanding	25,824,538	23,381,616	22,924,726
Stock Options, Net	—	—	—
Diluted Weighted Average Shares Outstanding	25,824,538	23,381,616	22,924,726

Diluted Earnings per Share	$2.29	$1.99	$1.77

There were no anti-dilutive shares at December 31, 2019, 2018, and 2017. There were no stock options outstanding at December 31, 2019, 2018 and 2017. Restricted stock units are participating shares and included in outstanding shares for purposes of the calculation of earnings per share.

NOTE 13 - Leases

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

The Company has finance leases for branch offices as well as operating leases for branch offices, ATM locations and certain office equipment. In prior periods, the Company included the finance leases on the balance sheet with a right-of-use asset as well as a lease liability. Upon adopting the amended guidance, the Company recorded a right-of-use asset and lease liability for its operating leases in the amount of $9,034. Also, at this time, management considered a reasonable expectation of renewal periods to include for the leases. The right-of-use asset is included in the 'Premises, Furniture and Equipment, Net' line of the consolidated balance sheet. The lease liability is included in the 'Accrued Interest Payable and Other Liabilities' line of the consolidated balance sheet.

The Company used the implicit lease rate when determining the present value of lease payments for finance leases. The present value of lease payments for operating leases was determined using the incremental borrowing rate as of the date the Company adopted this standard.

The components of lease expense were as follows:

December 31, 2019
Finance Lease Cost:
Amortization of Right-of-Use Assets	$210
Interest on Lease Liabilities	378
Operating Lease Cost	1,807
Short-term Lease Cost	68
Total Lease Cost	$2,463

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Leases (continued)

The weighted average lease term and discount rates were as follows:

December 31, 2019
Weighted Average Remaining Lease Term:
Finance Leases	12 Years
Operating Leases	8 Years

Weighted Average Discount Rate:
Finance Leases	11.49%
Operating Leases	3.29%

Supplemental balance sheet information related to leases was as follows:

December 31, 2019

Finance Leases
Premises, Furniture and Equipment, Net	$2,488
Other Borrowings	$3,381

Operating Leases
Operating Lease Right-of-Use Assets	$9,052
Operating Lease Liabilities	$9,125

Supplemental cash flow information related to leases was as follows:

December 31, 2019
Cash Paid for Amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$378
Operating Cash Flows from Operating Leases	1,734
Financing Cash Flows from Finance Leases	109

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	December 31, 2019
	Finance Leases	Operating Leases

Year 1	$519	$1,713
Year 2	519	1,502
Year 3	519	1,335
Year 4	519	1,234
Year 5	519	1,095
Thereafter	3,472	3,661
Total Lease Payments	6,067	10,540
Less Imputed Interest	(2,686)	(1,415)
Total	$3,381	$9,125

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$11,637	$381,050	$11,356	$343,666
Commercial Operating Lines	47,310	384,513	18,738	325,672
Residential Mortgages	29,654	2,017	16,640	3,559
Total Commitments to Fund Loans	$88,601	$767,580	$46,734	$672,897

Commitments to Sell Loans:
Mandatory	$—	$—	$254	$—
Non-mandatory	$19,406	$—	$24,095	$1,718

Standby Letters of Credit	$1,138	$6,549	$3,284	$5,863

The fixed rate commitments to fund loans have interest rates ranging from 3.00% to 21.00% and maturities ranging from less than 1 year to 32 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

NOTE 15 - Fair Value

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2019, the Company held $4.0 million in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$320,279	$4,021	$324,300
MBS/CMO	—	530,525	—	530,525
Total Securities	$—	$850,804	$4,021	$854,825

Loans Held-for-Sale	$—	$17,713	$—	$17,713

Derivative Assets	$—	$2,607	$—	$2,607

Derivative Liabilities	$—	$2,829	$—	$2,829

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$289,542	$4,991	$294,533
MBS/CMO	—	518,078	—	518,078
Total Securities	$—	$807,620	$4,991	$812,611

Loans Held-for-Sale	$—	$4,263	$—	$4,263

Derivative Assets	$—	$1,713	$—	$1,713

Derivative Liabilities	$—	$1,734	$—	$1,734

There were no transfers between Level 1 and Level 2 for the periods ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows:

	2019	2018
Aggregate Fair Value	$17,713	$4,263
Contractual Balance	17,378	4,231
Gain (Loss)	335	32

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2019, 2018 and 2017 for loans held for sale were $303, ($111), and ($147), respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

	Obligations of State and Political Subdivisions
	2019	2018
Balance of Recurring Level 3 Assets at January 1	$4,991	$5,649
Total Gains or Losses Included in Other Comprehensive Income	(25)	(69)
Maturities / Calls	(945)	(920)
Acquired through Bank Acquisition	—	331
Balance of Recurring Level 3 Assets at December 31	$4,021	$4,991

Of the total gain/loss included in earnings for the years ended December 31, 2019 and 2018, ($25) and ($69) was attributable to other changes in fair value, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,109	$2,109
Commercial Real Estate Loans	—	—	493	493

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,210	$2,210
Commercial Real Estate Loans	—	—	2,528	2,528

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,574 with a valuation allowance of $2,971, resulting in an increase to the provision for loan losses of $1,149 for the year ended December 31, 2019. For the year ended December 31, 2018, impaired loans had a carrying amount of $6,561 with a valuation allowance of $1,823, resulting in a decrease to the provision for loan losses of $411.

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2019 and 2018. No charge to earnings was included in the years ended December 31, 2019 and 2018.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and 2018:

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$2,109	Sales comparison approach	Adjustment for physical condition of comparable properties sold	29% - 100% (64%)
Impaired Loans - Commercial Real Estate Loans	$493	Sales comparison approach	Adjustment for physical condition of comparable properties sold	47% - 91% (64%)

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$2,210	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 100% (99%)
Impaired Loans - Commercial Real Estate Loans	$2,528	Sales comparison approach	Adjustment for physical condition of comparable properties sold	22% - 76% (55%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2019 and 2018. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

with precision. In accordance with the adoption of ASU 2016-01, the table below presents the fair values measured using an exit price notion.

		Fair Value Measurements at December 31, 2019 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$103,884	$59,971	$43,913	$—	$103,884
Interest Bearing Time Deposits with Banks	1,985	—	1,985	—	1,985
Loans, Net	3,058,211	—	—	3,056,521	3,056,521
Accrued Interest Receivable	18,425	—	4,400	14,025	18,425
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,798,625)	(2,798,625)	—	—	(2,798,625)
Time Deposits	(631,396)	—	(624,666)	—	(624,666)
Short-term Borrowings	(167,736)	(128,311)	(39,425)	—	(167,736)
Long-term Debt	(181,950)	—	(127,174)	(55,234)	(182,408)
Accrued Interest Payable	(2,442)	—	(2,376)	(66)	(2,442)

		Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$96,550	$64,549	$32,001	$—	$96,550
Interest Bearing Time Deposits with Banks	250	—	250	—	250
Loans, Net	2,707,498	—	—	2,689,393	2,689,393
Accrued Interest Receivable	16,634	—	4,143	12,491	16,634
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,484,149)	(2,484,149)	—	—	(2,484,149)
Time Deposits	(588,483)	—	(586,338)	—	(586,338)
Short-term Borrowings	(249,774)	(204,500)	(45,274)	—	(249,774)
Long-term Debt	(126,635)	—	(117,513)	(11,315)	(128,828)
Accrued Interest Payable	(1,740)	—	(1,718)	(22)	(1,740)

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 76 banking offices at December 31, 2019. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2019
Net Interest Income	$147,735	$15	$18	$(2,543)	$145,225
Net Gains on Sales of Loans	4,633	—	—	—	4,633
Net Gains on Securities	1,248	—	—	—	1,248
Trust and Investment Product Fees	4	7,274	—	—	7,278
Insurance Revenues	25	28	8,887	—	8,940
Noncash Items:
Provision for Loan Losses	5,325	—	—	—	5,325
Depreciation and Amortization	8,265	6	71	288	8,630
Income Tax Expense (Benefit)	12,724	469	511	(1,687)	12,017
Segment Profit (Loss)	58,793	1,366	1,538	(2,475)	59,222
Segment Assets at December 31, 2019	4,381,945	3,670	9,080	2,977	4,397,672

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2018
Net Interest Income	$115,710	$5	$13	$(1,118)	$114,610
Net Gains on Sales of Loans	3,004	—	—	—	3,004
Net Gains on Securities	706	—	—	—	706
Trust and Investment Product Fees	4	6,676	—	—	6,680
Insurance Revenues	17	40	8,273	—	8,330
Noncash Items:
Provision for Loan Losses	2,070	—	—	—	2,070
Depreciation and Amortization	5,847	5	76	256	6,184
Income Tax Expense (Benefit)	9,671	437	440	(1,020)	9,528
Segment Profit (Loss)	46,075	1,263	1,312	(2,121)	46,529
Segment Assets at December 31, 2018	3,926,242	2,658	11,368	(11,178)	3,929,090

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2017
Net Interest Income	$100,659	$6	$9	$(765)	$99,909
Net Gains on Sales of Loans	3,280	—	—	—	3,280
Net Gains on Securities	593	—	—	3	596
Trust and Investment Product Fees	3	5,272	—	(3)	5,272
Insurance Revenues	28	34	7,917	—	7,979
Noncash Items:
Provision for Loan Losses	1,750	—	—	—	1,750
Depreciation and Amortization	4,351	4	76	256	4,687
Income Tax Expense (Benefit)	12,262	145	512	(1,385)	11,534
Segment Profit (Loss)	39,520	217	918	21	40,676
Segment Assets at December 31, 2017	3,142,096	1,987	10,078	(9,801)	3,144,360

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Cash	$42,738	$17,868
Other Investments	353	353
Investment in Subsidiary Bank	577,332	469,919
Investment in Non-banking Subsidiaries	5,904	5,394
Other Assets	7,954	7,324
Total Assets	$634,281	$500,858

LIABILITIES
Borrowings	$54,996	$36,487
Other Liabilities	5,465	5,731
Total Liabilities	60,461	42,218

SHAREHOLDERS’ EQUITY
Common Stock	26,671	24,967
Additional Paid-in Capital	278,954	229,347
Retained Earnings	253,090	211,424
Accumulated Other Comprehensive Income (Loss)	15,105	(7,098)
Total Shareholders’ Equity	573,820	458,640
Total Liabilities and Shareholders’ Equity	$634,281	$500,858

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
INCOME
Dividends from Subsidiaries
Bank	$45,000	$7,000	$25,000
Non-bank	1,400	1,200	975
Interest Income	102	38	34
Other Income (Loss)	(2)	(13)	25
Total Income	46,500	8,225	26,034

EXPENSES
Salaries and Employee Benefits	530	576	533
Professional Fees	1,685	2,079	602
Occupancy and Equipment Expense	7	7	7
Interest Expense	2,781	1,279	877
Other Expenses	975	813	794
Total Expenses	5,978	4,754	2,813
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	40,522	3,471	23,221
Income Tax Benefit	1,712	1,042	1,415
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	42,234	4,513	24,636
Equity in Undistributed Income of Subsidiaries	16,988	42,016	16,040
NET INCOME	59,222	46,529	40,676

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	22,432	(4,424)	4,391
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	(229)	(54)	(138)
TOTAL COMPREHENSIVE INCOME	$81,425	$42,051	$44,929

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$59,222	$46,529	$40,676
Adjustments to Reconcile Net Income to Net Cash from Operations
Change in Other Assets	31	1,588	431
Change in Other Liabilities	(406)	(163)	(122)
Equity Based Compensation	1,287	1,355	1,246
Excess Tax Benefit from Restricted Share Grant	25	32	240
Equity in Excess Undistributed Income of Subsidiaries	(16,988)	(42,016)	(16,040)
Net Cash from Operating Activities	43,171	7,325	26,431

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used for Business Acquisitions	(14,958)	(25,160)	—
Net Cash from Investing Activities	(14,958)	(25,160)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Long-term Debt	39,213	25,000	—
Repayment of Long-term Debt	(25,000)	—	—
Issuance (Retirement) of Common Stock	—	—	(29)
Dividends Paid	(17,556)	(14,074)	(11,842)
Net Cash from Financing Activities	(3,343)	10,926	(11,871)

Net Change in Cash and Cash Equivalents	24,870	(6,909)	14,560
Cash and Cash Equivalents at Beginning of Year	17,868	24,777	10,217
Cash and Cash Equivalents at End of Year	$42,738	$17,868	$24,777

NOTE 18 - Business Combinations, Goodwill and Intangible Assets

Business Combinations

Citizens First Acquisition
Effective July 1, 2019, the Company acquired Citizens First Corporation (“Citizens First”) and its subsidiary, Citizens First Bank, Inc., pursuant to an Agreement and Plan of Reorganization dated February 22, 2019. The acquisition was accomplished by the merger of Citizens First with and into the Company, immediately followed by the merger of Citizens First Bank with and into the Company’s subsidiary bank, German American Bank. Citizens First Bank operated 8 banking offices in Barren, Hart, Simpson and Warren Counties in Kentucky. Citizens First's consolidated assets and equity (unaudited) as of July 1, 2019 totaled $456.0 million and $49.8 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition. The fair value estimates included in these financial statements are based on preliminary valuations; certain loan and deferred tax measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed prior to June 30, 2020.

In accordance with ASC 805, the Company has expensed approximately $3.3 million of direct acquisition costs and recorded $17.1 million of goodwill and $4.5 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $17.1 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the Citizens First acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

Consideration
Cash for Options and Fractional Shares	$216
Cash Consideration	15,294
Equity Instruments	50,118

Fair Value of Total Consideration Transferred	$65,628

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$21,055
Interest-bearing Time Deposits with Banks	2,231
Securities	43,839
Loans	356,970
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	2,065
Premises, Furniture & Equipment	10,772
Other Real Estate	—
Intangible Assets	4,547
Company Owned Life Insurance	8,796
Accrued Interest Receivable and Other Assets	3,863
Deposits - Non-interest Bearing	(52,521)
Deposits - Interest Bearing	(318,966)
FHLB Advances and Other Borrowings	(31,068)
Accrued Interest Payable and Other Liabilities	(3,044)

Total Identifiable Net Assets	$48,539

Goodwill	$17,089

Under the terms of the merger agreement, each Citizens First common shareholder of record at the effective time of the merger (other than those holding shares in the Citizens First Bank 401(k) Profit Sharing Plan (the "CFB 401(k) Plan")) became entitled to receive a cash payment of $5.80 and a 0.6629 share of common stock of the Company for each of their former shares of Citizens First common stock. In addition, as record holder of shares of Citizens First common stock held in the CFB 401(k) Plan, the plan administrator was entitled to receive a cash payment of $25.77 for each share held by the CFB 401(k) Plan, which amount is equal to (i) the exchange ratio multiplied by the closing trading price of the Company's common stock on June 28, 2019, plus (ii) $5.80. As a result, in connection with the closing of the merger on July 1, 2019, the Company issued approximately 1,664,000 shares of its common stock to the former shareholders of Citizens First and paid cash consideration in the aggregate amount of $15.5 million.

This acquisition is consistent with the Company's strategy to build a regional presence in central and western Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which are loans that have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value of $349.9 million and unpaid principal of $353.3 million on the date of acquisition.

The following table presents unaudited pro forma information as if the acquisition had occured on January 1, 2018 after giving effect to certain adjustments. The unaudited pro forma information for the years ended December 31, 2019 and 2018 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

	Unaudited Pro Forma Year Ended 12/31/2019	Unaudited Pro Forma Year Ended 12/31/2018
Net Interest Income	$155,439	$134,129
Non-interest Income	46,857	40,678
Total Revenue	202,296	174,807
Provision for Loan Losses Expense	5,648	2,070
Non-interest Expense	116,083	107,995
Income Before Income Taxes	80,565	64,742
Income Tax Expense	14,358	11,281
Net Income	$66,207	$53,461
Earnings Per Share and Diluted Earnings Per Share	$2.48	$2.13

The above pro forma financial information includes approximately $6,624 of net income and $18,436 of total revenue related to the operations of Citizens First during the year ended 2019. The above pro forma financial information related to 2019 excludes non-recurring merger costs that totaled $3,205 on a pre-tax basis for the year ended December 2019. The above pro forma financial information excludes the Citizens First provision for loan loss recognized during the year ended 2019. Under acquisition accounting treatment, loans are recorded at fair value which includes a credit risk component, and therefore the provision for loan loss recognized during the year ended December 31, 2018 was presumed to not be necessary.

First Security Acquisition
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

In accordance with ASC 805, the Company has expensed approximately $4.0 million of direct acquisition costs and recorded $43.2 million of goodwill and $6.1 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $43.2 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the First Security acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

Consideration
Cash for Options and Fractional Shares	$132
Cash Consideration	31,039
Equity Instruments	64,898

Fair Value of Total Consideration Transferred	$96,069

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$13,605
Interest-bearing Time Deposits with Banks	250
Securities	109,580
Loans	390,106
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	2,607
Premises, Furniture & Equipment	11,149
Other Real Estate	468
Intangible Assets	6,139
Company Owned Life Insurance	13,135
Accrued Interest Receivable and Other Assets	6,126
Deposits - Non-interest Bearing	(66,112)
Deposits - Interest Bearing	(358,285)
FHLB Advances and Other Borrowings	(73,275)
Accrued Interest Payable and Other Liabilities	(2,618)

Total Identifiable Net Assets	$52,875

Goodwill	$43,194

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

In accordance with ASC 805, the Company has expensed approximately $691 of direct acquisition costs and recorded $7.0 million of goodwill and $3.5 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $7.0 million is tax deductible and will be amortized over 15 years. The following table summarizes the fair value of the total cash received as part of the branch acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Total Cash Received from First Financial	$41,826

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$756
Loans	116,305
Premises, Furniture & Equipment	5,666
Intangible Assets	3,475
Accrued Interest Receivable and Other Assets	780
Deposits - Non-interest Bearing	(39,607)
Deposits - Interest Bearing	(136,096)
Accrued Interest Payable and Other Liabilities	(70)

Total Identifiable Net Assets	$(48,791)

Goodwill	$6,965

Insurance Agency Acquisition
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

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2019, 2018, and 2017, were classified as follows:

	2019	2018	2017

Beginning of Year	$103,681	$54,058	$54,058
Acquired Goodwill	17,625	49,623	—
Impairment	—	—	—
End of Year	$121,306	$103,681	$54,058

Of the $121,306 carrying amount of goodwill, $119,974 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2019. Of the $103,681 carrying amount of goodwill, $102,349 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2018. Of the

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

$54,058 carrying amount of goodwill, $52,726 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2017.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2019, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:	2019
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$25,780	$(15,110)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,288)
Total	$31,445	$(20,655)

Acquired intangible assets were as follows as of year end:	2018
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$21,231	$(11,418)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,259)
Total	$26,896	$(16,934)

Amortization Expense was $3,721, $1,752 and $942, for 2019, 2018 and 2017, respectively.

Estimated amortization expense for each of the next five years is as follows:

2020	$3,539
2021	2,745
2022	1,990
2023	1,337
2024	751

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019 and 2018, net of tax:

December 31, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(6,759)	$(339)	$(7,098)
Other Comprehensive Income (Loss) Before Reclassification	23,418	(256)	23,162
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(986)	27	(959)
Net Current Period Other
Comprehensive Income (Loss)	22,432	(229)	22,203
Ending Balance	$15,673	$(568)	$15,105

December 31, 2018	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(2,335)	$(285)	$(2,620)
Other Comprehensive Income (Loss) Before Reclassification	(3,866)	(77)	(3,943)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(558)	23	(535)
Net Current Period Other
Comprehensive Income (Loss)	(4,424)	(54)	(4,478)
Ending Balance	$(6,759)	$(339)	$(7,098)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$1,248	Net Gain (Loss) on Securities
	(262)	Income Tax Expense
	986	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(37)	Salaries and Employee Benefits
	10	Income Tax Expense
	(27)	Net of Tax

Total Reclassifications for the Period	$959

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (Loss) (continued)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$706	Net Gain (Loss) on Securities
	(148)	Income Tax Expense
	558	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(32)	Salaries and Employee Benefits
	9	Income Tax Expense
	(23)	Net of Tax

Total Reclassifications for the Period	$535

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2017:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$596	Net Gain (Loss) on Securities
	(209)	Income Tax Expense
	387	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(8)	Salaries and Employee Benefits
	3	Income Tax Expense
	(5)	Net of Tax

Total Reclassifications for the Period	$382

NOTE 20 – Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest Income	Net Interest Income	Net Income	Basic Earnings per Share	Diluted Earnings per Share
2019
First Quarter	$41,189	$33,591	$15,067	$0.60	$0.60
Second Quarter	41,036	33,641	15,271	0.61	0.61
Third Quarter	46,911	38,578	13,064	0.49	0.49
Fourth Quarter	47,338	39,415	15,820	0.59	0.59

2018
First Quarter	$29,145	$25,610	$11,813	$0.51	$0.51
Second Quarter	31,533	27,469	11,097	0.48	0.48
Third Quarter	33,475	28,548	12,639	0.55	0.55
Fourth Quarter	39,596	32,983	10,980	0.44	0.44

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 21 - Subsequent Events

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company has not repurchased any shares of common stock under the 2020 repurchase plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information responsive to this Item 10 will be included under the captions “Election of Directors,” “Our Executive Officers” and “Section 16(a): Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2020 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2020 Proxy Statement”), which sections are incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2020 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item 12 relating to equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Report. Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2020 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2020 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2020 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

4.5
Form of 4.50% Fixed-to-Floating Subordinated Note due 2029 of German American Bancorp, Inc. is incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 25, 2019 (SEC File No. 001-15877).

4.6+	Description of the securities of German American Bancorp, Inc. registered pursuant to Section 12 of the Exchange Act.
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

10.3*+	Adoption Agreement for the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2009.
10.4*+	Basic Plan Document for the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2009.
10.5*+	First Amendment to the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2020.
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

Exhibit No.	Description
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

10.10.A*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2020 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 11, 2019 (SEC File No. 001-15877).

10.10.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2020 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 18, 2019 (SEC File No. 001-15877).

10.11*
Description of Executive Management Incentive Plan for 2017 (awards payable in 2018) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 9, 2017 (SEC File No. 001-15877).

10.12*
Description of Executive Management Incentive Plan for 2018 (awards payable in 2019) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 2, 2018 (SEC File No. 001-15877).

10.13*
Description of Executive Management Incentive Plan for 2019 (awards payable in 2020) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed May 3, 2019 (SEC File No. 001-15877).

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

10.17*+
Form of LTI Restricted Stock Award Agreement that evidences the terms of restricted stock awards granted to executive officers under the 2019 Long-Term Equity Incentive Plan in conjunction with the Management Long-Term Incentive Plan from time to time in effect.

10.18*+	Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2019 Long-Term Equity Incentive Plan to certain Directors in December 2019.
10.19*	German American Bancorp, Inc. 2019 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 21, 2019 (SEC File No. 000-15877).
10.20*
German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 21, 2019 (SEC File No. 000-15877).

21+	Subsidiaries of the Registrant
23+	Consent of Crowe LLP
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President (Principal Financial Officer).
32.1++	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer.
32.2++	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President (Principal Financial Officer).
101.INS+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are indicated by an asterisk.
+ Exhibits that are filed with this Report (other than through incorporation by reference to other disclosures or exhibits) are indicated by a plus sign.
++ Exhibits that are furnished with this Report are indicated by a double plus sign.
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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 2, 2020	By: /s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 2, 2020	/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer (principal executive officer)

Date:	March 2, 2020	/s/Zachary W. Bawel
Zachary W. Bawel, Director

Date:	March 2, 2020	/s/Christina M. Ernst
Christina M. Ernst, Director

Date:	March 2, 2020	/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 2, 2020	/s/Jason M. Kelly
Jason M. Kelly, Director

Date:	March 2, 2020	/s/U. Butch Klem
U. Butch Klem, Director

Date:	March 2, 2020	/s/J. David Lett
J. David Lett, Director

Date:	March 2, 2020	/s/Lee A. Mitchell
Lee A. Mitchell, Director

Date:	March 2, 2020	/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 2, 2020	/s/M. Darren Root
M. Darren Root, Director

Date:	March 2, 2020	/s/Christina M. Ryan
Christina M. Ryan, Director

Date:	March 2, 2020	/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 2, 2020	/s/Jack W. Sheidler
Jack W. Sheidler, Director

Date:	March 2, 2020	/s/Raymond W. Snowden
Raymond W. Snowden, Director

Date:	March 2, 2020	/s/Tyson J. Wagler
Tyson J. Wagler, Director

Date:	March 2, 2020	/s/Bradley M. Rust
Bradley M. Rust, Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)