Form 10-Q
period 2020-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2020-05-11
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2020

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

As of May 1, 2020, the registrant had 26,500,767 outstanding shares of Common Stock, no par value.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2019, in Item 1, “Business - Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated and supplemented from time to time by our subsequent SEC filings, including by the discussion under the heading “Forward-Looking Statements and Associated Risks” at the conclusion of Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and by the additional risk factors set forth in Part II, Item 1A, “Risk Factors” of this Report.

*****

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

2009 ESPP:	German American Bancorp, Inc. 2009 Employee Stock Purchase Plan

2009 LTI Plan:	German American Bancorp, Inc. 2009 Long-Term Equity Incentive Plan

2019 ESPP:	German American Bancorp, Inc. 2019 Employee Stock Purchase Plan

2019 LTI Plan:	German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan

ASC:	Accounting Standards Codification

ASU:	Accounting Standards Update

Basel III:	Regulatory capital reforms agreed to by the Basel Committee on Banking Supervision, as reflected in the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

CARES Act:	Coronavirus Aid, Relief and Economic Security Act

CBLR:	Community bank leverage ratio

CECL:	Current expected credit losses

CET1:	Common Equity Tier 1

Citizens First:	Citizens First Corporation

CMO:	Collateralized mortgage obligations

COVID-19:	Novel coronavirus disease 2019 declared, in March 2020, by the World Health Organization as a global pandemic and by the President of the United States as a national emergency

DFI:	Indiana Department of Financial Institutions

Dodd-Frank Act:	Dodd-Frank Wall Street Reform and Consumer Protection Act

FASB:	Financial Accounting Standards Board

FDIC:	Federal Deposit Insurance Corporation
federal banking

regulators:	The FRB, the OCC, and the FDIC, collectively

FHLB:	Federal Home Loan Bank

FRB:	Board of Governors of the Federal Reserve System

GAAP:	Generally Accepted Accounting Principles in the United States of America

LIBOR:	London Interbank Offered Rate

MBS:	Mortgage-backed securities

NPV:	Net portfolio value

OCC:	Office of the Comptroller of the Currency

OTTI:	Other-than-temporary impairment

PCD:	Purchased with credit deterioration

PCI:	Purchased credit impaired

PPP:	Paycheck Protection Program established under the CARES Act

PPPL Facility:	Paycheck Protection Program Liquidity Facility authorized by the FRB pursuant to the Federal Reserve Act

SBA:	Small Business Administration

SEC:	Securities and Exchange Commission

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and Due from Banks	$48,293	$59,971
Federal Funds Sold and Other Short-term Investments	41,847	43,913
Cash and Cash Equivalents	90,140	103,884

Interest-bearing Time Deposits with Banks	1,985	1,985
Securities Available-for-Sale, at Fair Value (Amortized Cost $838,923, No Allowance for Credit Losses)	875,787	854,825
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	15,561	17,713

Loans	3,018,416	3,081,973
Less: Unearned Income	(4,683)	(4,882)
Allowance for Credit Losses	(36,641)	(16,278)
Loans, Net	2,977,092	3,060,813

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,968	13,968
Premises, Furniture and Equipment, Net	96,383	96,651
Other Real Estate	625	425
Goodwill	121,306	121,306
Intangible Assets	11,662	12,656
Company Owned Life Insurance	68,174	68,883
Accrued Interest Receivable and Other Assets	50,817	44,210
TOTAL ASSETS	$4,323,853	$4,397,672

LIABILITIES
Non-interest-bearing Demand Deposits	$869,847	$832,985
Interest-bearing Demand, Savings, and Money Market Accounts	2,008,757	1,965,640
Time Deposits	599,910	631,396
Total Deposits	3,478,514	3,430,021

FHLB Advances and Other Borrowings	207,965	349,686
Accrued Interest Payable and Other Liabilities	53,834	44,145
TOTAL LIABILITIES	3,740,313	3,823,852

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,540	26,671
Additional Paid-in Capital	274,860	278,954
Retained Earnings	253,780	253,090
Accumulated Other Comprehensive Income	28,360	15,105
TOTAL SHAREHOLDERS’ EQUITY	583,540	573,820
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,323,853	$4,397,672
End of period shares issued and outstanding	26,540,031	26,671,368

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Interest and Fees on Loans	$37,858	$35,119
Interest on Federal Funds Sold and Other Short-term Investments	158	141
Interest and Dividends on Securities:
Taxable	3,110	3,599
Non-taxable	2,445	2,330
TOTAL INTEREST INCOME	43,571	41,189

INTEREST EXPENSE
Interest on Deposits	5,657	5,416
Interest on FHLB Advances and Other Borrowings	1,658	2,182
TOTAL INTEREST EXPENSE	7,315	7,598

NET INTEREST INCOME	36,256	33,591
Provision for Credit Losses	5,150	675
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,106	32,916

NON-INTEREST INCOME
Trust and Investment Product Fees	2,031	1,567
Service Charges on Deposit Accounts	2,237	1,900
Insurance Revenues	3,229	3,205
Company Owned Life Insurance	1,222	884
Interchange Fee Income	2,482	2,095
Other Operating Income	427	871
Net Gains on Sales of Loans	1,863	981
Net Gains on Securities	590	155
TOTAL NON-INTEREST INCOME	14,081	11,658

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,400	15,044
Occupancy Expense	2,570	2,291
Furniture and Equipment Expense	1,011	928
FDIC Premiums	—	288
Data Processing Fees	1,686	1,583
Professional Fees	1,084	1,327
Advertising and Promotion	1,071	870
Intangible Amortization	960	843
Other Operating Expenses	4,546	3,585
TOTAL NON-INTEREST EXPENSE	30,328	26,759

Income before Income Taxes	14,859	17,815
Income Tax Expense	2,387	2,748
NET INCOME	$12,472	$15,067

Basic Earnings per Share	$0.47	$0.60
Diluted Earnings per Share	$0.47	$0.60

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2020	2019

NET INCOME	$12,472	$15,067

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	17,479	12,201
Reclassification Adjustment for Gains Included in Net Income	(590)	(155)
Tax Effect	(3,634)	(2,632)
Net of Tax	13,255	9,414

Total Other Comprehensive Income	13,255	9,414

COMPREHENSIVE INCOME	$25,727	$24,481

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2019	26,671,368	$26,671	$278,954	$253,090	$15,105	$573,820
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)				(6,717)		(6,717)
Balances, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103

Net Income				12,472		12,472
Other Comprehensive Income					13,255	13,255
Cash Dividends ($0.19 per share)				(5,065)		(5,065)
Issuance of Common Stock for:
Restricted Share Grants	41,752	42	228			270
Stock Repurchase	(173,089)	(173)	(4,322)			(4,495)

Balances, March 31, 2020	26,540,031	$26,540	$274,860	$253,780	$28,360	$583,540

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2018	24,967,458	$24,967	$229,347	$211,424	$(7,098)	$458,640

Net Income				15,067		15,067
Other Comprehensive Income					9,414	9,414
Cash Dividends ($0.17 per share)				(4,245)		(4,245)
Issuance of Common Stock for:
Restricted Share Grants	24,780	25	286			311

Balances, March 31, 2019	24,992,238	$24,992	$229,633	$222,246	$2,316	$479,187

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,472	$15,067
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,121	868
Depreciation and Amortization	2,341	2,010
Loans Originated for Sale	(54,906)	(33,043)
Proceeds from Sales of Loans Held-for-Sale	58,459	29,622
Provision for Credit Losses	5,150	675
Gain on Sale of Loans, net	(1,863)	(981)
Gain on Securities, net	(590)	(155)
Loss on Disposition and Donation of Premises and Equipment	27	—
Gain on Disposition of Land	—	(262)
Increase in Cash Surrender Value of Company Owned Life Insurance	(373)	(331)
Equity Based Compensation	270	311
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(6,438)	683
Interest Payable and Other Liabilities	8,271	879
Net Cash from Operating Activities	23,941	15,343

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	31,698	18,123
Proceeds from Sales of Securities Available-for-Sale	10,989	11,815
Purchase of Securities Available-for-Sale	(47,292)	(30,591)
Purchase of Loans	—	(521)
Loans Made to Customers, net of Payments Received	69,603	18,808
Proceeds from Sales of Other Real Estate	—	286
Property and Equipment Expenditures	(1,166)	(1,629)
Proceeds from Sale of Land	85	722
Proceeds from Life Insurance	1,082	1,019
Net Cash from Investing Activities	64,999	18,032

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	48,658	(7,184)
Change in Short-term Borrowings	(134,214)	(83,904)
Advances in Long-term Debt	—	25,000
Repayments of Long-term Debt	(7,568)	(64)
Issuance (Repurchase) of Common Stock	(4,495)	—
Dividends Paid	(5,065)	(4,245)
Net Cash from Financing Activities	(102,684)	(70,397)

Net Change in Cash and Cash Equivalents	(13,744)	(37,022)
Cash and Cash Equivalents at Beginning of Year	103,884	96,550
Cash and Cash Equivalents at End of Period	$90,140	$59,528

Cash Paid During the Period for
Interest	$7,701	$7,468
Income Taxes	(45)	—

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$200	$685
Right of Use Asset Obtained in Exchange for Lease Liabilities	—	9,034

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 1 – Basis of Presentation and Market Conditions

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders' equity based on these reclassifications.

Impact of COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted.
Furthermore, the outbreak could negatively impact our employees and customers’ ability to engage in banking and other financial transactions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. The fair value of certain assets could be impacted by the effects of COVID-19. The carrying value of goodwill, right-of-use lease assets, and other real estate owned could decrease resulting in future impairment losses. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a prolonged worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

NOTE 2 - Recent Accounting Pronouncements

Loan Modifications and Troubled Debt Restructures due to COVID-19
On April 7, 2020, the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructures and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructures.

Recently Adopted Accounting Guidance
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The new CECL model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgement with regards to pooling financial assets with

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)

similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses.

The Company adopted ASC 326 on January 1, 2020 using the modified restrospective approach. Results for reporting periods after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of retained earnings of $6,717 upon adoption.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $6,886 of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

The Company expanded the loan portfolio segments used to determine the allowance for credit losses for loans into eight loan segments as opposed to six loan segments under the incurred loss methodology. The following table illustrates the impact of the segment expansion as of January 1, 2020.

(dollars in thousands)	December 31, 2019 Statement Balance	Segment Portfolio Reclassifications	December 31, 2019 After Reclassification
Loans:
Commercial and Industrial Loans	$589,758	$(57,257)	$532,501
Commercial Real Estate Loans	1,495,862	N/A	1,495,862
Agricultural Loans	384,526	N/A	384,526
Leases	N/A	57,257	57,257
Home Equity Loans	225,755	N/A	225,755
Consumer Loans	81,217	(11,953)	69,264
Credit Cards	N/A	11,953	11,953
Residential Mortgage Loans	304,855	N/A	304,855
Total Loans	$3,081,973	$—	$3,081,973

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)

The following table illustrates the impact of ASC 326:

(dollars in thousands)	December 31, 2019 After Reclassification	Impact of ASC 326 Adoption	January 1, 2020 Post-ASC 326 Adoption
Assets:
Loans:
Commercial and Industrial Loans	$532,501	$2,191	$534,692
Commercial Real Estate Loans	1,495,862	4,385	1,500,247
Agricultural Loans	384,526	128	384,654
Leases	57,257	—	57,257
Home Equity Loans	225,755	35	225,790
Consumer Loans	69,264	—	69,264
Credit Cards	11,953	—	11,953
Residential Mortgage Loans	304,855	147	305,002
Allowance for Credit Losses on Loans	(16,278)	(15,653)	(31,931)

Liabilities:
Allowance for Credit Losses on Unfunded Loan Commitments	$—	$(173)	$(173)

In December 2018, federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $12,350 at March 31, 2020 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Purchase Credit Deteriorated (PCD) Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses on loans is determined using the same methodology as other loans held for investment. The initial allowance for credit losses on loans determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses on loans are recorded through provision expense.

Allowance for Credit Losses - Loans
The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)

The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency level, changes in environmental conditions, unemployment rates, risk classifications and collateral values.

The allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Commercial and Industrial Loans - The principal risk of commercial and industrial loans is that these loans are primarily based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most commercial loans are secured by accounts receivable, inventory and equipment. If cash flow from business operations is reduced, the borrower's ability to repay the loan may diminish, and over time, it may also be difficult to substantiate current value of inventory and equipment. Repayment of these loans are more sensitive than other types of loans to adverse conditions in the general economy.

Commercial Real Estate Loans - Commercial real estate lending is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans are collateralized by the borrower's underlying real estate. Therefore, diminished cash flows not only affects the ability to repay the loan, it may also reduce the underlying collateral value.

Agricultural Loans - This portfolio is diversified between real estate financing, equipment financing and lines of credit in various segments including grain production, poultry production and livestock production. Mitigating any concentration of risk that may exist in the Company's agricultural loan portfolio is the use of federal government guarantee programs.

Leases - Leases are primarily for equipment leased to varying types of businesses. If the cash flows from the business operations is reduced, the business's ability to repay the lease is diminished as well.

Home Equity Loans - Home equity loans are generally secured by 1-4 family residences that are owner-occupied. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions.

Consumer Loans - Consumer loan repayment is typically dependent on the borrower remaining employed through the life of the loan as well as the borrower maintaining the underlying collateral adequately.

Credit Cards - Credit card loan are unsecured and repayment is primarily dependent on the personal income of the borrower.

Residential Mortgage Loans - Residential mortgage loans are typically secured by 1-4 family residences that are owner-occupied. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions. Repayment may also be impacted by changes in residential property values.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs.

Troubled Debt Restructurings (“TDR”)
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowances for credit losses on loans on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)

Allowance for Credit Losses on Available-For-Sale Securities
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recorded in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense included in other expense on the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update became effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and did not have a material impact on the Company's financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update became effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019 and did not have a material impact on the Company's financial statements.

Accounting Guidance Issued But Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)

or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis with no material expected impact at this time.

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2020	2019
Basic Earnings per Share:
Net Income	$12,472	$15,067
Weighted Average Shares Outstanding	26,663,145	24,971,863
Basic Earnings per Share	$0.47	$0.60

Diluted Earnings per Share:
Net Income	$12,472	$15,067

Weighted Average Shares Outstanding	26,663,145	24,971,863
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,663,145	24,971,863
Diluted Earnings per Share	$0.47	$0.60

For the three months ended March 31, 2020 and 2019, there were no anti-dilutive shares.

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

March 31, 2020
Obligations of State and Political Subdivisions	$309,059	$17,830	$(25)	$—	$326,864
MBS/CMO	529,864	19,059	—	—	548,923
Total	$838,923	$36,889	$(25)	$—	$875,787

December 31, 2019
Obligations of State and Political Subdivisions	$307,943	$16,366	$(9)	$—	$324,300
MBS/CMO	526,907	5,414	(1,796)	—	530,525
Total	$834,850	$21,780	$(1,805)	$—	$854,825

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

The amortized cost and fair value of Securities at March 31, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,374	$3,378
Due after one year through five years	19,203	19,593
Due after five years through ten years	64,814	68,114
Due after ten years	221,668	235,779
MBS/CMO	529,864	548,923
Total	$838,923	$875,787

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Proceeds from Sales	$10,989	$11,815
Gross Gains on Sales	590	155
Income Taxes on Gross Gains	127	33

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $249,761 and $245,664 as of March 31, 2020 and December 31, 2019, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2020 and December 31, 2019, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$2,697	$(25)	$—	$—	$2,697	$(25)
MBS/CMO	—	—	—	—	—	—
Total	$2,697	$(25)	$—	$—	$2,697	$(25)

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$4,631	$(9)	$—	$—	$4,631	$(9)
MBS/CMO	89,267	(241)	155,989	(1,555)	245,256	(1,796)
Total	$93,898	$(250)	$155,989	$(1,555)	$249,887	$(1,805)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2020. Accrued interest receivable on available-for-sale debt securities totaled $4,434 at March 31, 2020 and is excluded from the estimate of credit losses.

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at March 31, 2020 and December 31, 2019. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At March 31, 2020, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $109.6 million at March 31, 2020 and $102.4 million at December 31, 2019. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$109,551	$9,521	$102,351	$2,607

Included in Other Liabilities:
Interest Rate Swaps	$109,551	$10,222	$102,351	$2,829

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2020	2019
Interest Rate Swaps:
Included in Other Operating Income	$(280)	$(74)

NOTE 6 – Loans

Loans at March 31, 2020 were as follows:

	March 31, 2020	December 31, 2019
Commercial:
Commercial and Industrial Loans	$509,947	$532,501
Commercial Real Estate Loans	1,489,353	1,495,862
Agricultural Loans	366,286	384,526
Leases	55,833	57,257
Retail:
Home Equity Loans	224,306	225,755
Consumer Loans	68,085	69,264
Credit Cards	11,056	11,953
Residential Mortgage Loans	293,550	304,855

Subtotal	3,018,416	3,081,973
Less: Unearned Income	(4,683)	(4,882)
Allowance for credit losses	(36,641)	(16,278)
Loans, net	$2,977,092	$3,060,813

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Allowance for Credit Losses for Loans

The following table presents the activity in the allowance for credit losses by portfolio segment for the quarter ended March 31, 2020:

March 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance prior to adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision for credit loss expense	(137)	5,167	(396)	67	205	(20)	35	229	—	5,150
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—	—	—
Loans charged-off	(296)	—	—	—	(237)	—	(36)	—	—	(569)
Recoveries collected	12	3	—	—	112	—	1	1	—	129
Total ending allowance balance	$8,814	$17,310	$6,485	$172	$455	$977	$124	$2,304	$—	$36,641

The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency level, changes in environmental conditions, unemployment rates, risk classifications and collateral values. The allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics exist.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs.

The Company utilizes the Static Pool methodology in determining expected future credit losses. Static pool analysis means segmenting and tracking loans over a period of time based on similar risk characteristics such as loan structure, collateral type, industry of borrower and concentrations, contractual terms and credit risk indicators. Static pool calculates a loss rate on a closed pool of loans that existed on a specified start date based upon the remaining life of each segment.

The Company's expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company's historical look-back period includes January 2014 through the current period, on a monthly basis.

Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration industry and collateral concentrations, acquired loan portfolio characteristics and other credit-related analytics as deemed appropriate. Management attempts to quantify qualitative reserves whenever possible.
For the three months ended March 31, 2020, the allowance for credit losses increased primarily due to macroeconomic factors surrounding the COVID-19 pandemic. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have begun to recognize significant declines in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. Based on the potential increased losses related to the economic impact of the COVID-19 pandemic, the bank has considered this loss experience may align with loss experience from the recessionary period from 2008-2011 and qualitative adjustments have been made accordingly.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of March 31, 2020:

March 31, 2020	Non-Accrual With No Allowance for Credit Loss	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$62	$7,370	$355
Commercial Real Estate Loans	685	5,184	—
Agricultural Loans	2,230	2,762	—
Leases	—	—	—
Home Equity Loans	241	300	—
Consumer Loans	60	137	—
Credit Cards	54	54	—
Residential Mortgage Loans	2,194	2,292	—
Total	$5,526	$18,099	$355

Interest income on non-accrual loans recognized during the three months ended March 31,2020 totaled $3.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2020:

March 31, 2020	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,357	$1,028	$790	$993	$8,168
Commercial Real Estate Loans	9,924	—	—	1,860	11,784
Agricultural Loans	3,414	—	—	4	3,418
Leases	—	—	—	—	—
Home Equity Loans	401	—	—	—	401
Consumer Loans	113	—	—	—	113
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	825	—	—	—	825
Total	$20,034	$1,028	$790	$2,857	$24,709

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following table presents the aging of the amortized cost basis in past due loans by class of loans as of March 31, 2020:

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$1,936	$319	$5,189	$7,444	$502,503	$509,947
Commercial Real Estate Loans	8,238	733	1,552	10,523	1,478,830	1,489,353
Agricultural Loans	1,052	3,078	—	4,130	362,156	366,286
Leases	—	—	—	—	55,833	55,833
Home Equity Loans	753	76	300	1,129	223,177	224,306
Consumer Loans	501	51	137	689	67,396	68,085
Credit Cards	221	21	54	296	10,760	11,056
Residential Mortgage Loans	4,153	1,066	2,055	7,274	286,276	293,550
Total	$16,854	$5,344	$9,287	$31,485	$2,986,931	$3,018,416

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

As of March 31, 2020, the Company has troubled debt restructurings totaling $116. The Company has no specific allocation of allowance for these loans at March 31, 2020.

The Company had not committed to lending any additional amounts as of March 31, 2020 and December 31, 2019 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2020 and 2019, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2020 and 2019.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Loan Modifications and Troubled Debt Restructurings due to COVID-19

On April 7, 2020, the federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Accordingly, the Company is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. The modifications completed in the three months ended March 31, 2020 were immaterial.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$15,235	$112,334	$59,396	$45,247	$29,225	$63,965	$154,027	$479,429
Special Mention	35	700	1,703	3,672	185	2,289	3,142	11,726
Substandard	2,000	—	1,432	116	1,179	5,349	8,716	18,792
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$17,270	$113,034	$62,531	$49,035	$30,589	$71,603	$165,885	$509,947

Commercial Real Estate:
Risk Rating
Pass	$89,889	$241,662	$226,151	$240,513	$225,879	$381,780	$34,775	$1,440,649
Special Mention	211	2,848	4,240	4,902	2,116	17,266	1,354	32,937
Substandard	—	404	2,462	2,226	1,370	9,305	—	15,767
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$90,100	$244,914	$232,853	$247,641	$229,365	$408,351	$36,129	$1,489,353

Agricultural:
Risk Rating
Pass	$12,719	$33,293	$37,849	$40,857	$26,743	$79,061	$72,422	$302,944
Special Mention	89	6,640	2,105	6,742	1,743	19,827	12,779	49,925
Substandard	—	241	393	1,345	4,716	6,722	—	13,417
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$12,808	$40,174	$40,347	$48,944	$33,202	$105,610	$85,201	$366,286

Leases:
Risk Rating
Pass	$4,116	$22,351	$11,993	$8,044	$3,706	$5,623	$—	$55,833
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$4,116	$22,351	$11,993	$8,044	$3,706	$5,623	$—	$55,833

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$8,188	$34,295	$13,090	$4,485	$2,128	$3,329	$2,433	$67,948
Nonperforming	—	24	13	—	3	66	31	137
Total Consumer Loans	$8,188	$34,319	$13,103	$4,485	$2,131	$3,395	$2,464	$68,085

Home Equity:
Payment performance
Performing	$—	$—	$34	$111	$71	$353	$223,437	$224,006
Nonperforming	—	—	—	—	—	—	300	300
Total Home Equity Loans	$—	$—	$34	$111	$71	$353	$223,737	$224,306

Residential Mortgage:
Payment performance
Performing	$6,839	$31,939	$44,932	$41,010	$36,277	$130,261	$—	$291,258
Nonperforming	—	—	—	72	215	2,005	—	2,292
Total Residential Mortgage Loans	$6,839	$31,939	$44,932	$41,082	$36,492	$132,266	$—	$293,550

Credit cards are excluded from the presentation of credit quality indicator by aging status of the loan as allowed by ASC 326-20-50-6. The following table presents the amortized cost based on payment activity:

As of March 31, 2020	Credit Card

Credit Card
Performing	$11,002
Nonperforming	54

Total	$11,056

The following table presents loans purchased and/or sold during the year by portfolio segment:

March 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	252	—	—	—	—	—	—	252

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Allowance for Loan Losses

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2019:

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2019:

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
(2)n/m = not meaningful

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019:

December 31, 2019	Unpaid Principal Balance(1)	Recorded Investment	Allowance for Loan Losses Allocated
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$3,638	$524	$—
Commercial Real Estate Loans	4,738	2,058	—
Agricultural Loans	3,294	2,738	—
Subtotal	11,670	5,320	—
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	5,042	4,521	2,412
Commercial Real Estate Loans	2,187	1,865	959
Agricultural Loans	—	—	—
Subtotal	7,229	6,386	3,371
Total	$18,899	$11,706	$3,371

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$9,994	$4,624	$—
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,134	$813	$400

(1) Unpaid Principal Balance is the remaining contractual payments gross of partial charge-offs and discounts.

The following table presents the average balance and related interest income of loans individually evaluated for impairment by class of loans for the three month period ended March 31, 2019:

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
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual by class of loans as of December 31, 2019:

		Loans Past Due 90 Days or More
	Non-Accrual	& Still Accruing
	2019	2019
Commercial and Industrial Loans and Leases	$4,940	$190
Commercial Real Estate Loans	3,433	—
Agricultural Loans	2,739	—
Home Equity Loans	79	—
Consumer Loans	115	—
Residential Mortgage Loans	2,496	—
Total	$13,802	$190
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$5,393	$—
Loans Acquired in Current Year (Included in the Total Above)	$2,058	$—

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2019:

December 31, 2019	Total	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Loans Not Past Due

Commercial and Industrial Loans and Leases	$591,403	$4,689	$83	$799	$5,571	$585,832
Commercial Real Estate Loans	1,499,864	209	431	2,106	2,746	1,497,118
Agricultural Loans	390,871	499	—	329	828	390,043
Home Equity Loans	226,775	1,121	253	80	1,454	225,321
Consumer Loans	81,429	347	156	89	592	80,837
Residential Mortgage Loans	305,560	5,014	1,461	2,308	8,783	296,777
Total (1)	$3,095,902	$11,879	$2,384	$5,711	$19,974	$3,075,928
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$12,798	$18	$—	$1,589	$1,607	$11,191
Loans Acquired in Current Year (Included in the Total Above)	$321,464	$639	$1	$797	$1,437	$320,027

(1) Total recorded investment in loans includes $13,929 in accrued interest.

The risk category of loans by class of loans at December 31, 2019 is as follows:

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and Industrial Loans and Leases	$556,706	$19,671	$15,026	$—	$591,403
Commercial Real Estate Loans	1,453,310	30,504	16,050	—	1,499,864
Agricultural Loans	325,991	49,053	15,827	—	390,871
Total	$2,336,007	$99,228	$46,903	$—	$2,482,138
Loans Acquired With Deteriorated Credit Quality (Included in the Total Above)	$68	$613	$11,060	$—	$11,741
Loans Acquired in Current Year (Included in the Total Above)	$254,629	$16,535	$12,769	$—	$283,933

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2019:

December 31, 2019	Home Equity Loans	Consumer Loans	Residential Mortgage Loans

Performing	$226,695	$81,314	$303,065
Nonperforming	80	115	2,495
Total	$226,775	$81,429	$305,560

The following table presents financing receivables purchased and/or sold during the year by portfolio segment:

December 31, 2019	Commercial and Industrial Loans and Leases	Commercial Real Estate Loans	Total

Purchases	$2,051	$—	$2,051
Sales	—	—	—

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $33,523 and $39,425 as of March 31, 2020 and December 31, 2019, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 75 banking offices at March 31, 2020. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2020
Net Interest Income	$36,952	$4	$4	$(704)	$36,256
Net Gains on Sales of Loans	1,863	—	—	—	1,863
Net Gains on Securities	590	—	—	—	590
Trust and Investment Product Fees	1	2,030	—	—	2,031
Insurance Revenues	3	1	3,225	—	3,229
Noncash Items:
Provision for Credit Losses	5,150	—	—	—	5,150
Depreciation and Amortization	2,243	1	17	80	2,341
Income Tax Expense (Benefit)	2,241	117	360	(331)	2,387
Segment Profit (Loss)	11,847	334	1,094	(803)	12,472
Segment Assets at March 31, 2020	4,307,187	3,946	10,306	2,414	4,323,853

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2019
Net Interest Income	$34,135	$2	$5	$(551)	$33,591
Net Gains on Sales of Loans	981	—	—	—	981
Net Gains on Securities	155	—	—	—	155
Trust and Investment Product Fees	1	1,566	—	—	1,567
Insurance Revenues	3	21	3,181	—	3,205
Noncash Items:
Provision for Loan Losses	675	—	—	—	675
Depreciation and Amortization	1,927	1	18	64	2,010
Income Tax Expense (Benefit)	2,655	76	357	(340)	2,748
Segment Profit (Loss)	14,499	215	1,090	(737)	15,067
Segment Assets at December 31, 2019	4,381,945	3,670	9,080	2,977	4,397,672

NOTE 9 – Stock Repurchase Plan

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company repurchased 173,089 shares of common stock under the 2020 plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

For the three months ended March 31, 2020 and 2019, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2020 and 2019.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. Beginning in 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.3% each. Beginning in 2020, 100% of the cash portion of an award vests towards the end of the year in which the grant was made followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2020, the Company awarded grants of 41,752 of restricted stock. During the three months ended March 31, 2019, the Company granted awards of 24,780 of restricted stock. Total unvested restricted stock awards at March 31, 2020 and December 31, 2019 were 85,031 and 43,279, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2020	2019

Restricted Stock Expense	$270	$311
Cash Entitlement Expense	244	150
Tax Effect	(128)	(120)
Net of Tax	$386	$341

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,665 and $2,931 as of March 31, 2020 and 2019, respectively.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

For the three months ended March 31, 2020, the Company recorded $16 of expense, $12 net of tax, for the employee stock purchase plan. As an annual plan, the expense for the 2009 ESPP was recorded in the third quarter of each year. There was no expense recorded for the employee stock purchase plan during the three months ended March 31, 2019. There was no unrecognized compensation expense as of March 31, 2020 and 2019 for the employee stock purchase plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2020, the Company held $3.5 million in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Individually Analyzed Loans: Fair values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances includes consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor's required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$323,382	$3,482	$326,864
MBS/CMO	—	548,923	—	548,923
Total Securities	$—	$872,305	$3,482	$875,787

Loans Held-for-Sale	$—	$15,561	$—	$15,561

Derivative Assets	$—	$9,521	$—	$9,521

Derivative Liabilities	$—	$10,222	$—	$10,222

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

As of March 31, 2020 and December 31, 2019, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	March 31, 2020	December 31, 2019

Aggregate Fair Value	$15,561	$17,713
Contractual Balance	15,221	17,378
Gain (Loss)	340	335

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2020 and 2019 were $5 and $134, respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	Obligations of State and Political Subdivisions
	2020	2019

Balance of Recurring Level 3 Assets at January 1	$4,021	$4,991
Total Gains or Losses Included in Other Comprehensive Income	(16)	(9)
Maturities / Calls	(523)	(470)
Acquired through Bank Acquisition	—	—
Balance of Recurring Level 3 Assets at March 31	$3,482	$4,512

Of the total gain/loss included in earnings for the three months ended March 31, 2020 and 2019, ($16) and ($9) was attributable to other changes in fair value, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,727	$2,727
Commercial Real Estate Loans	$—	$—	$6,460	$6,460
Agricultural Loans	$—	$—	$552	$552
Home Equity Loans	$—	$—	$366	$366
Residential Mortgage Loans	$—	$—	$24	$24

Fair value for collateral dependent loans, had a carrying amount of $19,005 with a valuation allowance of $8,876, resulting in an increase to the provision for credit losses of $1,849 for the three months ended March 31, 2020, respectively.

As discussed in Note 2 - Recent Accounting Pronouncements, the Company adopted ASC 326 on January 1, 2020. The table below is based upon previously applicable GAAP.

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired Loans
Commercial and Industrial Loans	$—	$—	$2,109	$2,109
Commercial Real Estate Loans	—	—	493	493

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,574 with a valuation allowance of $2,971, resulting in a decrease to the provision for loan losses of $1,149 for the year ended December 31, 2019.

There was no Other Real Estate carried at fair value less costs to sell at March 31, 2020. No charge to earnings was included in the three months ended March 31, 2020 and 2019. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2019. No charge to earnings was included in the year ended December 31, 2019.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019:

March 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,727	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (62%)
Individual Analyzed Loans - Commercial Real Estate Loans	$6,460	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (48%)
Individual Analyzed Loans - Agricultural Loans	$552	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (64%)
Individual Analyzed Loans - Home Equity Loans	$366	Sales comparison approach	Adjustment for physical condition of comparable properties sold	9%-9% (9%)
Individual Analyzed Loans - Residential Mortgage Loans	$24	Sales comparison approach	Adjustment for physical condition of comparable properties sold	66%-87% (81%)

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,109	Sales comparison approach	Adjustment for physical condition of comparable properties sold	29%-100% (64%)
Impaired Loans - Commercial Real Estate Loans	$493	Sales comparison approach	Adjustment for physical condition of comparable properties sold	47%-91% (64%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2020 and December 31, 2019. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the tables below for March 31, 2020 and December 31, 2019, present the fair values measured using an exit price notion.

		Fair Value Measurements at March 31, 2020 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$90,140	$48,293	$41,847	$—	$90,140
Interest Bearing Time Deposits with Banks	1,985	—	1,985	—	1,985
Loans, Net	2,966,963	—	—	2,971,821	2,971,821
Accrued Interest Receivable	18,025	—	4,459	13,566	18,025
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,878,604)	(2,878,604)	—	—	(2,878,604)
Time Deposits	(599,910)	—	(600,913)	—	(600,913)
Short-term Borrowings	(33,523)	—	(33,523)	—	(33,523)
Long-term Debt	(174,442)	—	(121,827)	(55,313)	(177,140)
Accrued Interest Payable	(2,672)	—	(2,611)	(61)	(2,672)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019, net of tax:

March 31, 2020	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2020	$15,673	$(568)	$15,105
Other Comprehensive Income (Loss) Before Reclassification	13,718	—	13,718
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(463)	—	(463)
Net Current Period Other Comprehensive Income (Loss)	13,255	—	13,255
Ending Balance at March 31, 2020	$28,928	$(568)	$28,360

March 31, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2019	$(6,759)	$(339)	$(7,098)
Other Comprehensive Income (Loss) Before Reclassification	9,536	—	9,536
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(122)	—	(122)
Net Current Period Other Comprehensive Income (Loss)	9,414	—	9,414
Ending Balance at March 31, 2019	$2,655	$(339)	$2,316

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$590	Net Gains on Securities
	(127)	Income Tax Expense
	463	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2020	$463

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$155	Net Gains on Securities
	(33)	Income Tax Expense
	122	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2019	$122

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three months ended March 31, 2020 and 2019. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	March 31,
Non-interest Income	2020	2019
In-Scope of Topic 606:
Trust and Investment Product Fees	$2,031	$1,567
Service Charges on Deposit Accounts	2,237	1,900
Insurance Revenues	3,229	3,205
Interchange Fee Income	2,482	2,095
Other Operating Income	520	449
Non-interest Income (in-scope of Topic 606)	10,499	9,216
Non-interest Income (out-of-scope of Topic 606)	3,582	2,442
Total Non-interest Income	$14,081	$11,658

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Revenue Recognition (continued)

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

NOTE 14 – Leases

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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	92	96
Operating Lease Cost	453	360
Short-term Lease Cost	25	15
Total Lease Cost	$622	$523

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The weighted average lease term and discount rates were as follows:

	March 31, 2020	March 31, 2019

Weighted Average Remaining Lease Term:
Finance Leases	12 years	13 years
Operating Leases	8 years	9 years

Weighted Average Discount Rate:
Finance Leases	11.48%	11.50%
Operating Leases	3.18%	3.44%

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	March 31, 2019

Finance Leases
Premises, Furniture and Equipment, Net	$2,435	$2,645
Other Borrowings	3,343	3,488

Operating Leases
Operating Lease Right-of-Use Assets	$9,215	$8,750
Operating Lease Liabilities	9,289	8,767

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$92	$96
Operating Cash Flows from Operating Leases	412	343
Financing Cash Flows from Finance Leases	30	26

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	March 31, 2020
	Finance Leases	Operating Leases

Year 1	$519	$1,658
Year 2	519	1,445
Year 3	519	1,319
Year 4	519	1,158
Year 5	519	1,050
Thereafter	3,343	4,089
Total Lease Payments	5,938	10,719
Less Imputed Interest	(2,595)	(1,430)
Total	$3,343	$9,289

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

The following table presents unaudited pro forma information as if the acquisition had occured on January 1, 2019 after giving effect to certain adjustments. The unaudited pro forma information for the three months ended March 31, 2020 and 2019 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Unaudited Pro Forma Three Months Ended 3/31/2020	Unaudited Pro Forma Three Months Ended 3/31/2019
Net Interest Income	$36,256	$38,139
Non-interest Income	14,081	12,503
Total Revenue	50,337	50,642
Provision for Loan Losses Expense	5,150	675
Non-interest Expense	30,265	30,423
Income Before Income Taxes	14,922	19,544
Income Tax Expense	2,403	3,045
Net Income	$12,519	$16,499
Earnings Per Share and Diluted Earnings Per Share	$0.47	$0.62

The above pro forma financial information includes approximately $1,351 of net income and $3,979 of total revenue related to the operations of Citizens First during the three months ended March 31, 2020.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2020 and December 31, 2019 and the consolidated results of operations for the three months ended March 31, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

SIGNIFICANT BUSINESS DEVELOPMENTS RELATING TO COVID-19
Impact of COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted.
Interest Rates
On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak are likely to negatively impact the Company’s net interest income and noninterest income.
The CARES Act and the Paycheck Protection Program
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives.
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The Bank is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Bank anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, the Bank has committed approximately $352.6 million, on 2,669 loan relationships, under this program with processing fees estimated to total approximately $12.5 million. Under the terms of the PPP program, the loans are fully guaranteed by the U.S. government.
Paycheck Protection Program Liquidity Facility
To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System (the "FRB") authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as the Bank to fund loans guaranteed by the SBA under the PPP. The Bank has until September 30, 2020 to access funds under the PPPL Facility, unless otherwise extended by the FRB and the Department of the Treasury. The Company is continuing to assess the PPPL Facility and whether it will utilize the facility as a source of liquidity for its PPP lending.
Loan Modifications and Troubled Debt Restructurings
On April 7, 2020, the FRB, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings.
In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with the recently issued regulatory guidance, the Company has made short-term loan modifications involving both interest-only and full payment deferrals. As of April 30, 2020 the following payment modifications have been made:

Type of Loans	Number of Loans	Loan Balance	% of Loan Balance
(dollars in thousands)
Commercial & Industrial Loans	214	$44,992	8.5%
Commercial Real Estate Loans	290	172,232	11.7%
Agricultural Loans	6	884	0.2%
Consumer Loans	62	1,093	0.4%
Residential Mortgage Loans	75	14,737	5.1%
Total	647	$233,938	7.9%

Lending Exposure to Potentially Impacted Industry Segments
The Company tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Company has initially identified loan segments that could represent a potentially higher level of credit risk, as many of these customers may have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders and travel restrictions. At April 30, 2020, the Company had the following exposure to these potentially sensitive COVID-19 identified loan segments:

Industry Segment	Number of Loans	Outstanding Balance	% of Total Loans
(dollars in thousands)
Lodging / Hotels	52	$126,400	4.3%
Retail Shopping / Strip Centers	62	$94,049	3.2%
Student Housing	109	$93,722	3.2%
Restaurants	189	$45,777	1.5%

Regulatory Capital
Current Expected Credit Loss (CECL) Model. As part of the CARES Act, banking organizations are permitted to temporarily defer implementation of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). As discussed under Note 2 (Recent Accounting Pronouncement) in the Notes to the Consolidated Financial Statements in Item 1 of this Report, ASU 2016-13 provides for the replacement of the incurred loss model for recording the allowance for credit losses with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. However, in an action related to the CARES Act, federal banking regulators issued, on March 27, 2020, an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard on their regulatory capital. Banking organizations that are required under GAAP to adopt CECL, and do not elect to defer adoption under the CARES Act during 2020, can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year transition period that federal banking regulators had already made available. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2025. Under the interim final rule, the amount of adjustments to regulatory capital that can be deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.
Community Bank Leverage Ratio. On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the community bank leverage ratio (“CBLR”) framework and implementing certain directives of the CARES Act. Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework. The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. The first of the April 2020 interim final rules provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. Notwithstanding these changes, the Company intends to continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
PPPL Facility. On April 9, 2020, in order to facilitate use of the PPPL Facility, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Company and the Bank, are permitted to assign a zero percent risk weight to covered loans pledged to the PPPL Facility for purposes of determining risk-weighted assets and the leverage ratio.
MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Net income for the quarter ended March 31, 2020 totaled $12,472,000, or $0.47 per share, a decline of 22% on a per share basis compared with the first quarter 2019 net income of $15,067,000, or $0.60 per share. The decline in net income and earnings per share during the first quarter of 2020 was largely attributable to an increased level of provision for credit losses related to economic uncertainties and stress related to the COVID-19 pandemic.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. As a result, the Company recognized a one-time cumulative adjustment to the allowance for credit losses of $15.7 million. The increase was primarily related to the Company's acquired loan portfolio which totaled approximately $851.1 million at the time of adoption.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial condition and results of operations for the Company presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this Report, are, to a large degree, dependent upon the Company’s accounting policies. The selection of and application of these policies involve estimates, judgments, and uncertainties that are subject to change. The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for credit losses, the valuation of securities available for sale, income tax expense, and the valuation of goodwill and other intangible assets.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover the estimated expected credit losses over the expected contractual life of the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. A provision for credit losses is charged to operations based on management’s periodic evaluation of the necessary allowance balance. Evaluations are conducted at least quarterly and more often if deemed necessary. The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.

The Company has an established process to determine the adequacy of the allowance for credit losses. The determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on individually analyzed loans, estimated losses on other classified loans and pools of homogeneous loans, and consideration of past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, reasonable and supportable forecasts and other factors, all of which may be susceptible to significant change. The allowance consists of two components of allocations, specific and general. These two components represent the total allowance for credit losses deemed adequate to cover expected credit losses over the expected life of the loan portfolio.

Commercial and agricultural loans are subject to a standardized grading process administered by an internal loan review function. The need for specific reserves is considered for credits when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or (d) other reasons where the ultimate collectability of the loan is in question, or the loan characteristics require special monitoring.

Specific reserves on individually analyzed loans are determined by comparing the loan balance to the present value of expected cash flows or expected collateral proceeds. Allocations are also applied to categories of loans not individually analyzed but for which the rate of loss is expected to be greater than other similar type loans, including non-performing consumer or residential real estate loans. Such allocations are based on past loss experience, reasonable and supportable forecasts and information about specific borrower situations and estimated collateral values.

General allocations are made for commercial and agricultural loans that are graded as substandard and special mention, but are not individually analyzed for specific reserves as well as other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss.  General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios along with reasonable and supportable forecasts, judgmentally adjusted for economic, external and internal quantitative and qualitative factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in experience, ability and depth of lending management and staff.

The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of the loan portfolio. Determining the appropriateness and adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio may result in significant changes in the allowance for credit losses in future periods.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2020. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of March 31, 2020, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $36,889,000 and gross unrealized losses totaled approximately $25,000 net of applicable taxes is included in other comprehensive income.

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

Based on recent economic developments related to the COVID-19 pandemic, the Company tested Goodwill for impairment as of the March 31, 2020 balance sheet date. No impairment to Goodwill was indicated based on this interim period testing.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2020 totaled $12,472,000, or $0.47 per share, a decline of 22% on a per share basis compared with the first quarter 2019 net income of $15,067,000, or $0.60 per share. The decline in net income and earnings per share during the first quarter of 2020 was largely attributable to an increased level of provision for credit losses related to economic uncertainties and stress related to the COVID-19 pandemic.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2020 and 2019. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$45,687	$158	1.39%	$24,538	$141	2.32%
Securities:
Taxable	546,193	3,110	2.28%	536,074	3,599	2.69%
Non-taxable	323,776	3,095	3.82%	289,551	2,950	4.08%
Total Loans and Leases(2)	3,059,398	37,936	4.98%	2,718,808	35,207	5.24%
TOTAL INTEREST EARNING ASSETS	3,975,054	44,299	4.48%	3,568,971	41,897	4.74%
Other Assets	393,143			333,807
Less: Allowance for Loan Losses	(32,356)			(16,055)
TOTAL ASSETS	$4,335,841			$3,886,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$1,993,171	$2,956	0.60%	$1,731,118	$2,695	0.63%
Time Deposits	638,460	2,701	1.70%	646,726	2,721	1.71%
FHLB Advances and Other Borrowings	236,148	1,658	2.82%	330,463	2,182	2.68%
TOTAL INTEREST-BEARING LIABILITIES	2,867,779	7,315	1.03%	2,708,307	7,598	1.14%
Demand Deposit Accounts	847,891			691,107
Other Liabilities	44,176			23,075
TOTAL LIABILITIES	3,759,846			3,422,489
Shareholders’ Equity	575,995			464,234
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$4,335,841			$3,886,723

COST OF FUNDS			0.74%			0.86%
NET INTEREST INCOME		$36,984			$34,299
NET INTEREST MARGIN			3.74%			3.88%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $2,665,000, or 8%, for the quarter ended March 31, 2020 compared with the same quarter of 2019.  The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.74% for the first quarter of 2020 compared to 3.88% during the first quarter of 2019. The tax equivalent yield on earning assets was 4.48% during the quarter ended March 31, 2020 compared to 4.74% in the same period of 2019, while the cost of funds (expressed as a percentage of average earning assets) was 0.74% during the quarter ended March 31, 2020 compared to 0.86% in the same period of 2019.

The increased level of net interest income during the first quarter of 2020 compared with the first quarter of 2019 was driven primarily by a higher level of average earning assets partially mitigated by a lower net interest margin. The increased level of average earning assets in the first quarter of 2020 was driven in large part by balance sheet growth through the acquisition of Citizens First on July 1, 2019.

The decline in the net interest margin during the first quarter of 2020 when compared with the first quarter of 2019 was impacted by a decline in earning asset yields driven by lower market interest rates, a decline in the amount of accretion of loan discounts on acquired loans, partially offset with a decline in the Company's cost of funds. Accretion of loan discounts on acquired loans contributed approximately 14 basis points to the net interest margin on an annualized basis in the first quarter of 2020 compared with 16 basis points in the first quarter of 2019. The Company's cost of funds declined by 12 basis points in the first quarter of 2020 compared with the first quarter of 2019 due largely to lower short-term market interest rates.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2020, the provision for credit losses totaled $5,150,000 under the CECL methodology adopted during the first quarter of 2020 compared with a $675,000 provision for loan losses during the first quarter of 2019 under the incurred loss model. The provision for credit losses losses represented approximately 67 basis points of average loans on an annualized basis in the first quarter of 2020 compared a provision for loan losses of 10 basis points of average loans on an annualized basis in the first quarter of 2019.

The increase in the provision for credit losses during the first quarter of 2020 compared to the provision for loan losses during first quarter of 2019 was primarily due to the recent developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the Company's CECL model.

Net charge-offs totaled $440,000 or 6 basis points on an annualized basis of average loans outstanding during the three months ended March 31, 2019, compared with $255,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2019.

The provision for credit losses losses made during the three months ended March 31, 2020 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended March 31, 2020, non-interest income totaled $14,081,000, an increase of $2,423,000, or 21%, compared with the first quarter of 2019.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Trust and Investment Product Fees	$2,031	$1,567	$464	30%
Service Charges on Deposit Accounts	2,237	1,900	337	18
Insurance Revenues	3,229	3,205	24	1
Company Owned Life Insurance	1,222	884	338	38
Interchange Fee Income	2,482	2,095	387	18
Other Operating Income	427	871	(444)	(51)
Subtotal	11,628	10,522	1,106	11
Net Gains on Sales of Loans	1,863	981	882	90
Net Gains on Securities	590	155	435	281
Total Non-interest Income	$14,081	$11,658	$2,423	21

Trust and investment product fees increased $464,000, or 30%, during the first quarter of 2020 compared with the first quarter of 2019. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth management group.

Service charges on deposit accounts increased $337,000, or 18%, during the first quarter of 2020 compared with the first quarter of 2019. The increase during the first quarter of 2020 compared with first quarter of 2019 was largely attributable to the acquisition completed during 2019.

Insurance revenues remained relatively stable, increasing $24,000, or 1%, during the quarter ended March 31, 2020, compared with the first quarter of 2019. Contingency revenue during the first quarter of 2020 totaled $1,319,000 compared with $1,375,000 during the first quarter of 2019. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Company owned life insurance revenue increased $338,000, or 38%, during the quarter ended March 31, 2020, compared with the first quarter of 2019. The increased revenue in the first quarter of 2020 was largely related to death benefits of $838,000 received from life insurance policies during the first quarter of 2020 compared with $554,000 received from life insurance policies during the first quarter of 2019.

Interchange fees increased $387,000, or 18%, during the first quarter of 2020 compared with the first quarter of 2019. The increase was largely attributable to increased card utilization by customers and the acquisition completed during 2019.

Other operating income declined $444,000, or 51%, during the quarter ended March 31, 2020 compared with the first quarter of 2019. The decline during the first quarter of 2020 was largely attributable to fair value adjustments associated with interest rate swap transactions with loan customers.

Net gains on sales of loans increased $882,000, or 90%, during the first quarter of 2020 compared with the first quarter of 2019. The increase during the first quarter of 2020 compared with the first quarter of 2019 was generally attributable to higher sales volumes and an increased level of commitments to originate loans which resulted in a higher fair value adjustment on those commitments. Loan sales totaled $56.2 million during the first quarter of 2020 and $28.9 million during the first quarter of 2019.

During the first quarter of 2020, the Company realized a net gain on the sale of securities of $590,000 compared with gains of $155,000 on sales of securities during the first quarter of 2019.

Non-interest Expense:

During the quarter ended March 31, 2020, non-interest expense totaled $30,328,000, an increase of $3,569,000, or 13%, compared with the first quarter of 2019. The increased level of non-interest expense during the first quarter of 2020 compared with the first quarter of 2019 was largely attributable to the acquisition of Citizens First on July 1, 2019.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Salaries and Employee Benefits	$17,400	$15,044	$2,356	16%
Occupancy, Furniture and Equipment Expense	3,581	3,219	362	11
FDIC Premiums	—	288	(288)	(100)
Data Processing Fees	1,686	1,583	103	7
Professional Fees	1,084	1,327	(243)	(18)
Advertising and Promotion	1,071	870	201	23
Intangible Amortization	960	843	117	14
Other Operating Expenses	4,546	3,585	961	27
Total Non-interest Expense	$30,328	$26,759	$3,569	13

Salaries and benefits increased $2,356,000, or 16%, during the quarter ended March 31, 2020 compared with the first quarter of 2019. The increase in salaries and benefits during the first quarter of 2020 compared with the first quarter of 2019 was primarily attributable to an increased number of full-time equivalent employees due in part to the acquisition of Citizens First.

Occupancy, furniture and equipment expense increased $362,000, or 11%, during the first quarter of 2020 compared with the first quarter of 2019. The increase was primarily due to the operating costs of the Citizens First branch network.

FDIC premiums declined $288,000, or 100%, during the first quarter of 2020 compared with the first quarter of 2019. The decline in FDIC premiums is attributable to credits received from the FDIC during the first quarter of 2020. The credits received were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Professional fees declined $243,000, or 18%, during the first quarter of 2020 compared with the first quarter of 2019. The decline during the first quarter of 2020 compared to the first quarter of 2019 was due primarily to acquisition-related professional fees expensed in the first quarter of 2019.

Advertising and promotion expense increased $201,000, or 23%, in the first quarter of 2020 compared with the first quarter of 2019. The increase in advertising and promotion expense during the first quarter of 2020 compared with the first quarter of 2019 was largely related to general advertising costs related to the Company's expanded footprint from the merger and acquisition activity during 2018 and 2019.

Intangible amortization increased $117,000, or 14%, during the quarter ended March 31, 2020 compared with the first quarter of 2019. The increase in intangible amortization in the first quarter of 2020 compared with the first quarter of 2019 was attributable to the Citizens First acquisition completed during 2019.

Other operating expenses increased $961,000, or 27%, during the first quarter of 2020 compared with the first quarter of 2019. The increase in the first quarter of 2020 compared with first quarter of 2019 was impacted by the Citizens First acquisition.

Income Taxes:

The Company’s effective income tax rate was 16.1% and 15.4%, respectively, during the three months ended March 31, 2020 and 2019. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $4.324 billion at March 31, 2020, representing a decline of $73.8 million, or 7% on an annualized basis, compared with December 31, 2019. The decline in total assets was largely related to a decline in loans outstanding partially offset by an increase in the Company's securities portfolio.

March 31, 2020 total loans declined $63.6 million, or 8% on an annualized basis, compared with December 31, 2019. The decline in loans during the first quarter of 2020 compared with year-end 2019 was impacted by elevated pay-offs and reduced line utilization within the commercial loan portfolio, a seasonal decline in the agricultural loan portfolio and continued pay-downs in the Company's residential loan portfolio related to the current interest rate environment.

End of Period Loan Balances: (dollars in thousands)	March 31, 2020	December 31, 2019	Current Period Change
Commercial and Industrial Loans and Leases	$565,780	$589,758	$(23,978)
Commercial Real Estate Loans	1,489,353	1,495,862	(6,509)
Agricultural Loans	366,286	384,526	(18,240)
Home Equity and Consumer Loans	303,447	306,972	(3,525)
Residential Mortgage Loans	293,550	304,855	(11,305)
Total Loans	$3,018,416	$3,081,973	$(63,557)

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	March 31, 2020	December 31, 2019
Commercial and Industrial Loans and Leases	$8,986	$4,799
Commercial Real Estate Loans	17,310	4,692
Agricultural Loans	6,485	5,315
Home Equity and Consumer Loans	1,556	634
Residential Mortgage Loans	2,304	333
Unallocated	—	505

Total Allowance for Credit Losses	$36,641	$16,278

The Company’s allowance for credit losses totaled $36.6 million at March 31, 2020 compared to $16.3 million at December 31, 2019. The allowance for credit losses represented 1.22% of period-end loans at March 31, 2020 compared with 0.53% of period-end loans at December 31, 2019.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. As a result, the Company recognized a one-time cumulative adjustment to the allowance for credit losses of $15.7 million. The increase was primarily related to the Company's acquired loan portfolio which totaled approximately $851.1 million at the time of adoption. The increase included $6.9 million in non-accretable credit marks allocated to purchased credit deteriorated loans which were grossed up between loans and the allowance for credit losses. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of March 31, 2020, the Company held net discounts on acquired loans of $12.0 million.

In addition, the allowance for credit losses increased during the quarter ended March 31, 2020, as a result of the Company recording a $5.2 million provision for credit losses while recording net charge-offs of approximately $440,000. The provision for credit losses was elevated in the first quarter of 2020 primarily due to the recent developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

The following is an analysis of the Company’s non-performing assets at March 31, 2020 and December 31, 2019:

Non-performing Assets: (dollars in thousands)	March 31, 2020	December 31, 2019
Non-accrual Loans	$18,099	$13,802
Past Due Loans (90 days or more)	355	190
Total Non-performing Loans	18,454	13,992
Other Real Estate	625	425
Total Non-performing Assets	$19,079	$14,417

Restructured Loans	$116	$116

Non-performing Loans to Total Loans	0.61%	0.45%
Allowance for Loan Loss to Non-performing Loans	198.59%	116.34%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commercial and Industrial Loans and Leases	$7,370	$4,940	$355	$190
Commercial Real Estate Loans	5,184	3,433	—	—
Agricultural Loans	2,762	2,739	—	—
Home Equity Loans	300	79	—	—
Consumer Loans	191	115	—	—
Residential Mortgage Loans	2,292	2,496	—	—
Total	$18,099	$13,802	$355	$190

Non-performing assets totaled $19.1 million at March 31, 2020 compared to $14.4 million at December 31, 2019. Non-performing assets represented 0.44% of total assets at March 31, 2020 and 0.33% at December 31, 2019. Non-performing loans totaled $18.5 million at March 31, 2020 compared to $14.0 million at December 31, 2019. Non-performing loans represented 0.61% of total loans at March 31, 2020 compared to 0.45% at December 31, 2019. The increase in the level of non-performing assets and non-performing loans at March 31, 2020 compared with year-end 2019 was attributable to the $6.9 million gross-up of purchase credit deteriorated loans upon the adoption of the CECL standard.

March 31, 2020 total deposits increased $48.5 million, or 6% on an annualized basis, compared to December 31, 2019.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2020	December 31, 2019	Current Period Change
Non-interest-bearing Demand Deposits	$869,847	$832,985	$36,862
Interest-bearing Demand, Savings, & Money Market Accounts	2,008,757	1,965,640	43,117
Time Deposits < $100,000	303,519	314,789	(11,270)
Time Deposits of $100,000 or more	296,391	316,607	(20,216)
Total Deposits	$3,478,514	$3,430,021	$48,493

Capital Resources:

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company repurchased 173,089 shares common stock under the 2020 repurchase plan during the first quarter of 2020 at an average price of $25.97 per share.

As of March 31, 2020, shareholders’ equity increased by $9.7 million to $583.5 million compared with $573.8 million at year-end 2019. The increase in shareholders' equity was largely attributable to an increase of $13.3 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. In addition, retained earnings increased $0.7 million due to first quarter 2020 net income of $12.7 which was largely offset by the payment of $5.1 million in shareholder dividends and a $6.7 million charge relating to the implementation of CECL on January 1, 2020. Also impacting total shareholders' equity was the repurchase of common stock under the Company's share repurchase plan which totaled $4.5 million during the first quarter of 2020.

Shareholders’ equity represented 13.5% of total assets at March 31, 2020 and 13.0% of total assets at December 31, 2019. Shareholders’ equity included $133.0 million of goodwill and other intangible assets at March 31, 2020 compared to $134.0 million of goodwill and other intangible assets at December 31, 2019.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer was phased in from 0.00% in 2015 to 2.50% in 2019. For both March 31, 2020 and December 31, 2019, the capital conservation buffer was 2.50%. At March 31, 2020, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2020 Ratio	12/31/2019 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	14.71%	14.28%	8.00%	N/A
Bank	12.79%	12.82%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	12.97%	12.67%	6.00%	N/A
Bank	12.22%	12.35%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.52%	12.23%	4.50%	N/A
Bank	12.22%	12.35%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.70%	10.53%	4.00%	N/A
Bank	10.08%	10.27%	4.00%	5.00%

(1) Excludes capital conservation buffer.

In December 2018, the federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-

year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.
On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the community bank leverage ratio (“CBLR”) framework and implementing certain directives of the CARES Act. Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework. The first of the April 2020 interim final rules provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. Notwithstanding these changes, the Company intends to continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $13.7 million during the three months ended March 31, 2020 ending at $90.1 million.  During the three months ended March 31, 2020, operating activities resulted in net cash inflows of $23.9 million. Investing activities resulted in net cash inflows of $65.0 million during the three months ended March 31, 2020.  Financing activities resulted in net cash outflows for the three months ended March 31, 2020 of $102.6 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2020, the parent company had approximately $57.9 million of cash and cash equivalents available to meet its cash flow needs.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in this Item 2 list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; the severity and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and our business, results of operations, and financial condition; capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities; risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations; factors driving impairment charges on investments; the impact, extent and timing of technological changes; potential cyber-attacks, information security breaches and other criminal activities; litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future; actions of the Federal Reserve Board; changes in accounting principles and interpretations; potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary; actions of the regulatory authorities under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; impacts resulting from possible amendments or revisions to the Dodd-Frank Act and the regulations promulgated thereunder, or to Consumer Financial Protection Bureau rules and regulations; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements.

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2019, this Quarterly Report on Form 10-Q, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2020 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$141,459	(1.31)%
+1%	142,055	(0.89)%
Base	143,331	—
-1%	144,414	0.76%
-2%	144,511	0.82%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2020 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2020 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$504,732	1.75%	12.46%	70 b.p.
+1%	501,261	1.05%	12.12%	36 b.p.
Base	496,074	—	11.76%	—
-1%	404,585	(18.44)%	9.54%	(222) b.p.
-2%	364,989	(26.42)%	8.58%	(318) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings, other than litigation incidental to the ordinary business of the Company, of a material nature to which the Company is a party or of which any of its properties are subject.

Item 1A.  Risk Factors

Except for the additional risk factors set forth below, there have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted the Company’s business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) as a global pandemic. Also in March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the state and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted. Furthermore, the pandemic has caused, and could continue to influence, the recognition of credit losses in the Company’s loan portfolios and increases in the Company’s allowance for credit losses as our customers are negatively impacted by the economic downturn. In addition, governmental actions have resulted in decreased interest rates and yields, which may lead to decreases in the Company’s net interest income and noninterest income.

The spread of COVID-19 has caused the Company to modify is business practices (including developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Furthermore, the Company’s business operations have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

The extent to which the coronavirus outbreak impacts the Company’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K. While we do not yet know the full extent of the COVID-19 impact, the negative effects on the Company’s business, results of operations and financial condition could be material.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties in connection with the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the CARES Act was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses, eligible nonprofits and certain others can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Under the terms of the PPP, loans are to be fully guaranteed by the SBA. The Bank is participating as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and the related new legislation was enacted on April 24, 2020. Since the opening of the PPP, several larger banks have been subject to litigation relating to the policies and procedures that they used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both customers and non-customers that have approached the Bank in connection with PPP loans and its policies and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2020	—	—	—	1,000,000
February 2020	—	—	—	1,000,000
March 2020	173,089	$25.97	173,089	826,911
Total	173,089	$25.97	173,089

(1) On January 27, 2020, the Company announced that its Board of Directors had approved a stock repurchase program for up to 1.0 million of its outstanding common shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company repurchased 173,089 shares common stock under the repurchase plan during the quarter ended March 31, 2020.

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

4.4
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

GERMAN AMERICAN BANCORP, INC.

Date: May 8, 2020	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)